Form 10-Q
period 2011-03-31
TPG Specialty Lending, Inc.
filed 2011-05-13
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 333-

TPG Specialty Lending, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3380000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 Commerce Street, Suite 3300, Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (817) 871-4000

Not applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at May 12, 2011 was 1,000.

TPG SPECIALTY LENDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

	INDEX	PAGE NO.

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	4

	Statements of Operations for the three months ended March 31, 2011 and the period from July 21, 2010 (inception) to March 31, 2011 (Unaudited)	5

	Statements of Changes in Net Assets for the three months ended March 31, 2011 and the period from July 21, 2010 (inception) to March 31, 2011 (Unaudited)	6

	Statements of Cash Flows for the three months ended March 31, 2011 and the period from July 21, 2010 (inception) to March 31, 2011 (Unaudited)	7

	Notes to Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	[Reserved]	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		16

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

In addition to factors previously identified elsewhere in the reports and other documents, TPG Specialty Lending, Inc. has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•

an economic downturn, or a continuation or worsening of the current global recession, could impair the portfolio companies’ (that we will invest in) abilities to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•

such an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	such an economic downturn could also impact availability and pricing of our financing;

•	an inability to access the equity markets could impair our ability to raise capital and our investment activities; and

•	the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” and elsewhere in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to TPG Specialty Lending, Inc. unless the context states otherwise.

Item 1.	Financial Statements

TPG Specialty Lending, Inc.

(A Development Stage Company)

Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$1,000	$1,000

Total Assets	$1,000	$1,000

Liabilities
Initial organization expenses payable to affiliate	$1,500,000	$—
Directors’ fees payable to affiliate	22,833	—
Other accrued expenses and payables to affiliate	31,474	—

Total Liabilities	1,554,307	—

Commitments and contingencies (Note 5)

Net Assets (Liabilities)
Preferred shares, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $0.01 par value; 100,000,000 and 10,000 shares authorized at March 31, 2011 and December 31, 2010, respectively; 1,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	10	10
Additional paid-in capital	990	990
Accumulated net loss	(1,554,307)	—

Total Net Assets (Liabilities)	(1,553,307)	1,000

Total Liabilities and Net Assets (Liabilities)	$1,000	$1,000

Net Asset Value Per Share	$(1,553.31)	$1.00

The accompanying notes are an integral part of these financial statements.

TPG Specialty Lending, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three months ended March 31, 2011	Period from July 21, 2010 (inception) to March 31, 2011

Income
Investment	$—	$—

Expenses
Initial organization	1,500,000	1,500,000
Directors’ fees	22,833	22,833
Other	31,474	31,474

Net Expenses	1,554,307	1,554,307

Net Investment Loss	(1,554,307)	(1,554,307)

Decrease in Net Assets Resulting from Operations	$(1,554,307)	$(1,554,307)

Loss Per Share – Basic and Diluted	$(1,554.31)	$(3,915.13)

Weighted-Average Shares Outstanding – Basic and Diluted	1,000	397

The accompanying notes are an integral part of these financial statements.

TPG Specialty Lending, Inc.

(A Development Stage Company)

Statements of Changes in Net Assets (Liabilities)

(Unaudited)

	Three months ended March 31, 2011	Period from July 21, 2010 (inception) to March 31, 2011
Decrease in Net Assets Resulting from Operations
Net investment loss	$(1,554,307)	$(1,554,307)

Decrease in Net Assets (Liabilities) Resulting from Operations	(1,554,307)	(1,554,307)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	1,000

Increase in Net Assets (Liabilities) Resulting from Capital Share Transactions	—	1,000

Total Decrease in Net Assets (Liabilities)	(1,554,307)	(1,553,307)
Net assets (liabilities), beginning of period	1,000	—

Net assets (liabilities), end of period	$(1,553,307)	$(1,553,307)

The accompanying notes are an integral part of these financial statements.

TPG Specialty Lending, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2011	Period from July 21, 2010 (inception) to March 31, 2011
Cash Flows from Operating Activities
Decrease in net assets (liabilities) resulting from operations	$(1,554,307)	$(1,554,307)
Adjustments to reconcile net increase (decrease) in net assets (liabilities) resulting from operations to net cash provided by operating activities:
Change in initial organization expenses payable	1,500,000	1,500,000
Change in directors’ fees payable	22,833	22,833
Change in other accrued expenses and payables	31,474	31,474

Net cash provided by operating activities	—	—

Cash Flows from Financing Activities
Proceeds from issuance of common shares	—	1,000

Net cash provided by financing activities	—	1,000

Net increase (decrease) in cash and cash equivalents	—	1,000
Cash and cash equivalents, beginning of period	1,000	—

Cash and cash equivalents, end of period	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

TPG Specialty Lending, Inc.

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

1. Organization and Basis of Presentation

Organization

TPG Specialty Lending, Inc. (“TSL” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of March 31, 2011, no operations other than (1) the sale and issuance of 1,000 shares of common stock at an aggregate purchase price of $1,000 to Tarrant Advisors, Inc., an affiliate of the Company; and (2) the accrual of certain organization, directors’ fees and other expenses, have occurred. TSL is managed by TSL Advisers, LLC (the “Adviser”). No management fees will be paid to the Adviser until commencement of commercial activities.

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”. As of March 31, 2011, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of financial statements for interim periods, have been included. The results of operations for interim periods are not indicative of results to be expected for the full year.

Fiscal Year End

The Company’s fiscal year ends on December 31.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such amounts could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company places its cash and cash equivalents on deposit with highly rated U.S. banking corporations.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2011. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by TSL represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements are issued.

New Accounting Standards

In February 2010, the Financial Accounting Standards Board updated Accounting Standards Codification 855, “Subsequent Events,” that requires SEC filers to evaluate subsequent events through the date the financials are issued. The provisions of this standard were effective immediately. The Company has taken into consideration this guidance when evaluating subsequent events and has included the required disclosures.

3. Agreements and Related Party Transactions

On March 15, 2011, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser will provide administrative services to the Company. These services include providing office space, equipment and office services to the Company, maintaining its financial records, preparing reports to its stockholders and reports filed with the SEC and managing the payment of its expenses and the performance of administrative and professional services rendered to it by others.

The Administration Agreement provides that the Company will reimburse the Adviser for certain initial organization and operating costs incurred prior to the commencement of the Company’s operations (up to an aggregate of $1.5 million). During the quarter ended March 31, 2011, initial organization costs exceeded $1.5 million and a corresponding amount has been recorded in the accompanying financial statements.

Unless earlier terminated as described below, the Administration Agreement will remain in effect until March 15, 2013 and from year to year thereafter if approved annually by (1) the vote of the Company’s Board of Directors, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement will automatically terminate in the event of assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

No person who is an officer, director or employee of the Adviser and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

4. Expenses

Expenses for the quarter ended March 31, 2011 consist of $1.5 million of initial organization and operating costs that the Company is required to reimburse the Adviser for in accordance with the Administration Agreement. The Company also accrued directors’ fees of $22,833 and other direct expenses of $31,474 mainly consisting of a proration of directors’ and officers’ insurance policy premiums and the BDC-required fidelity bond premium. All such expenses are payable to our Adviser at March 31, 2011.

5. Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2011, management is not aware of any pending or threatened litigation.

6. Net Assets (Liabilities)

In connection with its formation, the Company had the authority to issue 10,000 common shares at $0.01 per share par value. The Company also had the authority to issue 100,000,000 preferred shares at $0.01 per share par value. The Company’s preferred shares are non-convertible.

On December 21, 2010, the Company issued 1,000 common shares for $1,000 to Tarrant Advisors, Inc., an affiliate of the Company.

On March 8, 2011, the Company increased the number of common shares authorized to be issued to 100,000,000, par value $0.01 per share, of which 1,000 shares remain outstanding as of March 31, 2011. The authorized shares of preferred stock were unchanged and no preferred shares are outstanding as of March 31, 2011.

The Company has not engaged in any other equity transactions as of March 31, 2011.

7. Financial Highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following are the financial highlights for a common share outstanding during the three months ended March 31, 2011 and for the period from July 21, 2010 (inception) to March 31, 2011:

	Three months ended March 31, 2011	Period from July 21, 2010 (inception) to March 31, 2011
Per Share Data
Net asset value, beginning of period	$1.00	$—

Net investment loss	(1,554.31)	(1,554.31)
Issuance of stock at prices above net asset value	—	1.00

Net decrease in net assets	(1,554.31)	(1,553.31)

Net asset value, end of period	$(1,553.31)	$(1,553.31)

Total Return (1)(2)	(155,430.70)%	(155,430.70)%

Ratios / Supplemental Data
Ratio of operating expenses to average net assets (liabilities) (2)	(200.26)%	(300.39)%
Ratio of total expenses to average net assets (liabilities) (2)	(200.26)%	(300.39)%
Ratio of net investment loss to average net assets (liabilities) (2)	(200.26)%	(300.39)%
Net assets (liabilities), end of period	$(1,553,307)	$(1,553,307)
Weighted-average shares outstanding	1,000	397
Total committed capital	$1,000	$1,000
Ratio of total contributed capital to total committed capital	100%	100%
Year of formation	2010	2010

(1)	Total return is based on the change in net asset value per share during the respective periods.
(2)	Not annualized.

8. Subsequent Events

Subscription Agreements

On April 15, 2011, the Company entered into subscription agreements with several investors, including the Adviser, providing for the private placement of the Company’s common shares. The commitments received provide the Company with sufficient liquidity to settle its liabilities and commence its lending activities.

Advisory Agreement

On April 15, 2011, the Company entered into an Advisory Agreement (the “Advisory Agreement”) with the Adviser. Under the terms of the Advisory Agreement, the Adviser will:

•	determine the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);

•	determine the assets the Company will originate, purchase, retain or sell;

•	close, monitor and administer the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender or equity holder; and

•	provide the Company with such other investment advice, research and related services as the Company may, from time to time, require.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired.

Under the terms of the Advisory Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees.

Unless earlier terminated as described below, the Advisory Agreement will remain in effect until April 15, 2013 and from year to year thereafter if approved annually by (1) the vote of the Company’s Board of Directors, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Advisory Agreement will automatically terminate in the event of assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q.

Overview

We were incorporated under the laws of the State of Delaware on July 21, 2010. We have elected to be treated as a BDC under the 1940 Act, and intend to elect to be treated as a RIC for federal income tax purposes. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We are currently in the development stage and have not commenced commercial operations. Since inception, there has been no activity other than (1) an initial $1,000 capital contribution received from Tarrant Advisors, Inc., an affiliate of the Company and our initial shareholder, in exchange for 1,000 shares of our common stock; and (2) the accrual of certain initial organization and operating expenses.

As of March 31, 2011, there has been no formal commitment of external capital. See discussion under “Recent Developments” that follows.

Revenues

As we are currently in the development stage, there have been no revenues earned during the quarter ended March 31, 2011 and the period from July 21, 2010 (inception) through March 31, 2011.

We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

Expenses for the quarter ended March 31, 2011 consist of $1.5 million of initial organization and operating costs for which we are required to reimburse the Adviser in accordance with the Administration Agreement. We have also accrued for operating expenses, including director fee expenses of $22,833 and other direct expenses of $31,474, mainly consisting of a proration of directors’ and officers’ insurance policy premiums and the BDC-required fidelity bond premium. All such expenses are payable to our Adviser at March 31, 2011.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

We did not enter into any interest rate, foreign exchange or other derivative agreements during the quarter ended March 31, 2011.

Financial Condition, Liquidity and Capital Resources

As we have not yet commenced commercial activities, the only transactions to date have been the receipt of an initial capital contribution of $1,000 from Tarrant Advisors, Inc., an affiliate of the Company and our initial shareholder, in exchange for 1,000 shares of our securities and the recording of certain initial organization and directors’ fees and other expenses.

We expect to generate cash from (1) future offerings of our common or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure we will be able to do so.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service and other financing costs and (4) cash distributions to the holders of our stock.

Current Economic Environment

The U.S. capital markets have been experiencing extreme volatility and disruption for more than two years, and we believe that the U.S. economy has not fully emerged from a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These events could limit our investment originations, limit their ability to grow, negatively impact our operating results, and delay or prevent us from launching or completing an IPO of our common stock.

Recent Developments

Subscription Agreements

On April 15, 2011, the Company entered into subscription agreements with several investors, including the Adviser, providing for the private placement of the Company’s common shares. The commitments received provide the Company with sufficient liquidity to settle its liabilities and commence its lending activities.

Advisory Agreement

On April 15, 2011, the Company entered into the Advisory Agreement with the Adviser. Under the terms of the Advisory Agreement, the Adviser will:

•	determine the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);

•	determine the assets the Company will originate, purchase, retain or sell;

•	close, monitor and administer the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender or equity holder; and

•	provide the Company with such other investment advice, research and related services as the Company may, from time to time, require.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired.

Under the terms of the Advisory Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees.

Unless earlier terminated as described below, the Advisory Agreement will remain in effect until April 15, 2013 and from year to year thereafter if approved annually by (1) the vote of the Company’s Board of Directors, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Advisory Agreement will automatically terminate in the event of assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

10.1	Administration Agreement, dated as of March 15, 2011, between the Company and the Administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2011).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: May 13, 2011	By:	/s/ Michael Fishman
Michael Fishman
Chief Executive Officer

Date: May 13, 2011	By:	/s/ John E. Viola
John E. Viola
Chief Financial Officer