Form 10-Q
period 2011-06-30
TPG Specialty Lending, Inc.
filed 2011-08-12
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 814-00854

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at August 1, 2011 was 35,001.

TPG SPECIALTY LENDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

	INDEX	PAGE NO.

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	4

	Consolidated Statements of Operations for the three and six months ended June 30, 2011, and the period from July 21, 2010 (inception) to June 30, 2011 (Unaudited)	5

	Consolidated Statements of Changes in Net Assets (Liabilities) for the three and six months ended June 30, 2011, and the period from July 21, 2010 (inception) to June 30, 2011 (Unaudited)	6

	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011, and the period from July 21, 2010 (inception) to June 30, 2011 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	[Reserved]	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

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

In addition to factors previously identified elsewhere in the reports and other documents TPG Specialty Lending, Inc. has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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

•	such an economic downturn could also impact availability and pricing of our financing;

•	an inability to access the equity markets could impair our ability to raise capital and our investment activities; and,

•	the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to TPG Specialty Lending, Inc. unless the context states otherwise.

Item 1.	Financial Statements

TPG Specialty Lending, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$35,274,563	$1,000
Prepaid expenses and other assets	251,794	—

Total Assets	$35,526,357	$1,000

Liabilities
Initial organization expenses payable to affiliate	$1,500,000	$—
Management fees payable to affiliate	3,388	—
Other accrued expenses and payables to affiliate	1,213,378	—

Total Liabilities	2,716,766	—

Commitments and contingencies (Note 4)

Net Assets
Preferred shares, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $0.01 par value; 100,000,000 and 10,000 shares authorized, respectively; 36,000 and 1,000 issued, respectively; and 35,001 and 1,000 outstanding, respectively	360	10
Additional paid-in capital	35,000,640	990
Treasury shares at cost; 999 shares	(999)	—
Accumulated net loss	(2,190,410)	—

Total Net Assets	32,809,591	1,000

Total Liabilities and Net Assets	$35,526,357	$1,000

Net Asset Value Per Share	$937.39	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2011	Six months ended June 30, 2011	Period from July 21, 2010 (inception) to June 30, 2011
Income
Investment	$—	$—	$—

Expenses
Initial organization	—	1,500,000	1,500,000
Management fees	3,388	3,388	3,388
Professional fees	288,785	288,785	288,785
Directors’ fees	68,000	90,833	90,833
Other general and administrative	275,930	307,404	307,404

Net Expenses	636,103	2,190,410	2,190,410

Net Investment Loss	(636,103)	(2,190,410)	(2,190,410)

Decrease in Net Assets Resulting from Operations	$(636,103)	$(2,190,410)	$(2,190,410)

Loss Per Share – Basic and Diluted	$(466.69)	$(1,853.14)	$(3,359.52)

Weighted-Average Shares Outstanding – Basic and Diluted	1,363	1,182	652

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Net Assets (Liabilities)

(Unaudited)

	Three months ended June 30, 2011	Six months ended June 30, 2011	Period from July 21, 2010 (inception) to June 30, 2011
Decrease in Net Assets Resulting from Operations
Net investment loss	$(636,103)	$(2,190,410)	$(2,190,410)

Decrease in Net Assets Resulting from Operations	(636,103)	(2,190,410)	(2,190,410)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	35,000,000	35,000,000	35,001,000
Purchase of treasury shares	(999)	(999)	(999)

Increase in Net Assets Resulting from Capital Share Transactions	34,999,001	34,999,001	35,000,001

Total Increase in Net Assets	34,362,898	32,808,591	32,809,591
Net assets (liabilities), beginning of period	(1,553,307)	1,000	—

Net assets, end of period	$32,809,591	$32,809,591	$32,809,591

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2011	Period from July 21, 2010 (inception) to June 30, 2011
Cash Flows from Operating Activities
Decrease in net assets resulting from operations	$(2,190,410)	$(2,190,410)
Adjustments to reconcile decrease in net assets resulting from operations to net cash provided by operating activities:
Change in prepaid expenses and other assets	(251,794)	(251,794)
Change in initial organization expenses payable	1,500,000	1,500,000
Change in management fees payable	3,388	3,388
Change in other accrued expenses and payables	1,213,378	1,213,378

Net cash provided by operating activities	274,562	274,562

Cash Flows from Financing Activities
Proceeds from issuance of common shares	35,000,000	35,001,000
Purchase of treasury shares	(999)	(999)

Net cash provided by financing activities	34,999,001	35,000,001

Net increase in cash and cash equivalents	35,273,563	35,274,563
Cash and cash equivalents, beginning of period	1,000	—

Cash and cash equivalents, end of period	$35,274,563	$35,274,563

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Basis of Presentation

Organization

TPG Specialty Lending, Inc. (“TSL” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). TSL is managed by TSL Advisers, LLC (the “Adviser”). As of June 30, 2011, the Company has not commenced its investing activities.

Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915-10-05, “Development Stage Entity”. As of June 30, 2011, the Company was still devoting substantially all of its efforts to establishing the business and has not commenced its investing activities. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its wholly-owned subsidiary, TC Lending LLC, a Delaware limited liability company formed on June 1, 2011. In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of consolidated financial statements for interim periods, have been included. The results of operations for interim periods are not indicative of results to be expected for the full year. All significant intercompany balances and transactions have been eliminated.

Fiscal Year End

The Company’s fiscal year ends on December 31.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company places its cash and cash equivalents on deposit with highly-rated U.S. banking corporations.

Reimbursement of Transaction-Related Expenses

The Company may receive reimbursement for certain transaction-related expenses in pursuing portfolio company investments. Transaction-related expenses, which are expected to be reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Prepaid expenses and other assets on the date incurred. The costs of successfully completed investments not otherwise reimbursed are borne by the Company and included as a component of the investment’s cost basis. Subsequent to closing, investments are recorded at fair value at each reporting period.

Cash advances of transaction-related expenses received are recorded as Cash and cash equivalents with an offset to Other accrued expenses and payables to affiliates. Other accrued expenses and payables to affiliates is relieved as reimbursable expenses are incurred.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2011. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by TSL represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements are issued.

3. Agreements and Related Party Transactions

Administration Agreement

On March 15, 2011, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser will provide administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement.

The Administration Agreement also provides that the Company will reimburse the Adviser for certain initial organization and operating costs incurred prior to the commencement of the Company’s operations (up to an aggregate of $1.5 million). During the six months ended June 30, 2011, initial organization costs exceeded $1.5 million and a corresponding amount has been recorded in the accompanying consolidated financial statements.

Excluding initial organization and operating costs, for each of the three and six months ended June 30, 2011, and the period from July 21, 2010 (inception) through June 30, 2011, the Company incurred expenses of $122,753 for administrative services payable to the Adviser under the terms of the Administration Agreement.

Unless earlier terminated as described below, the Administration Agreement will remain in effect until March 15, 2013, and may be extended subject to required approvals. The Administration Agreement will automatically terminate in the event of assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

No person who is an officer, director or employee of the Adviser and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Advisory Agreement

On April 15, 2011, the Company entered into an Advisory Agreement (the “Advisory Agreement”) with the Adviser. Under the terms of the Advisory Agreement, the Adviser will provide investment advisory services to the Company. The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Advisory Agreement, the Company will pay the Adviser a base management fee (the “Management Fee”) and may also pay to it certain incentive fees (the “Incentive Fee”).

For the three and six months ended June 30, 2011, the Management Fee was calculated based on the Company’s gross assets at the end of such calendar quarter, adjusted for share issuances and repurchases during such calendar quarters. Following the second full quarter of operation, the Management Fee is payable quarterly in arrears and is calculated at an annual rate of 1.5% based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the current calendar quarter. Management Fees for any partial month or quarter are appropriately prorated.

Until such time that the Company has an initial public offering (“IPO”) of its common shares, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) during any period.

For each of the three and six months ended June 30, 2011, and for the period from July 21, 2010 (inception) through June 30, 2011, Management Fees were $3,388.

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears, will equal 100% of the excess of pre-incentive fee net investment income in excess of a 1.5% quarterly (6% annualized) hurdle rate, until the Adviser has received 15% (17.5% subsequent to any IPO of the Company’s common shares) of total net investment income for that quarter, and 15% (17.5% subsequent to any IPO of the Company’s common shares) of all remaining pre-incentive fee net investment income for that quarter.

(ii)	The second component, payable at the end of each fiscal year in arrears, will, prior to any IPO of the Company’s common shares, equal 15% of cumulative capital gains from the inception of the Company to the end of such fiscal year, less the aggregate amount of any previously paid capital gain incentive fees for prior periods (the “Capital Gains Fee”). Following any IPO of the Company’s common shares, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis from the inception of the Company to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following any IPO of the Company’s common shares, the portion of the Company’s realized capital gains that accrued prior to any IPO will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued following any IPO will be subject to an incentive fee rate of 17.5%.

Notwithstanding the forgoing, if prior to any IPO of the Company’s common shares cumulative net realized losses from inception of the Company exceed the aggregate dollar amount of dividends paid by the Company through such date, the Adviser will forego the right to receive its quarterly incentive fee payments with respect to pre-incentive fee net investment income until such time that cumulative net realized losses are less than or equal to dividend payments.

There was no Incentive Fee for the three and six months ended June 30, 2011, and the period from July 21, 2010 (inception) through June 30, 2011.

Unless earlier terminated, the Advisory Agreement will remain in effect until April 15, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third party providers of goods or services, including the Company’s board of directors and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Expenses paid by the Adviser on behalf of the Company for the three and six months ended June 30, 2011, and the period from July 21, 2010 (inception) through June 30, 2011, were $509,962, $564,269, and $564,269, respectively.

4. Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2011, management is not aware of any pending or threatened litigation.

5. Net Assets (Liabilities)

In connection with its formation, the Company had the authority to issue 10,000 common shares at $0.01 per share par value. The Company also had the authority to issue 100,000,000 preferred shares at $0.01 per share par value. The Company’s preferred shares are non-convertible.

On December 21, 2010, the Company issued 1,000 common shares for $1,000 to Tarrant Advisors, Inc., an affiliate of the Company and its Adviser.

On March 8, 2011, the Company increased the number of common shares authorized to be issued to 100,000,000, par value $0.01 per share. The authorized preferred shares were unchanged and no preferred shares were outstanding as of June 30, 2011.

On April 15, 2011, and again on June 17, 2011, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including the Adviser, providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice.

On June 17, 2011, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 35,000 common shares for an aggregate offering price of $35 million. The shares were issued on June 30, 2011.

On June 29, 2011, the Company repurchased 999 of its common shares from Tarrant Advisors, Inc. for $999. The repurchased shares are held in treasury shares, at cost, as of June 30, 2011.

6. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a common share outstanding during the three and six months ended June 30, 2011, and for the period from July 21, 2010 (inception) to June 30, 2011:

	Six months ended June 30, 2011	Period from July 21, 2010 (inception) to June 30, 2011
Per Share Data
Net asset value, beginning of period	$1.00	$—

Net investment loss	(63.61)	(62.61)
Issuance of common shares at prices above net asset value	1,000.00	1,000.00

Net increase in net assets	936.39	937.39

Net asset value, end of period	$937.39	$937.39

Shares outstanding, end of period	35,001	35,001

Total Return	N/M	N/M

Ratios / Supplemental Data
Ratio of operating expenses to average net assets (1)	21.02%	28.03%
Ratio of total expenses to average net assets (1)	21.02%	28.03%
Ratio of net investment loss to average net assets (1)	21.02%	28.03%
Net assets, end of period	$32,809,591	$32,809,591
Weighted-average shares outstanding	1,182	652
Total committed capital, end of period (2)	$665,089,380	$665,089,380
Ratio of total contributed capital to total committed capital, end of period	5.26%	5.26%
Year of formation	2010	2010

N/M	Not meaningful.
(1)	Not annualized.
(2)	Amount includes $54.5 million of commitments from the Adviser.

7. Subsequent Events

On July 8, 2011, the Company closed on its first portfolio company investment and accordingly ceased being a development stage company.

On July 29, 2011, the Company entered into $142.4 million of subscription agreements with several investors providing for the private placement of the Company’s common shares which, when combined with increased commitments from existing investors, increased the total committed capital to $814.8 million.

On August 1, 2011, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 75,652 of the Company’s common shares for an aggregate offering price of $73 million. The shares are expected to be issued on or around August 12, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q.

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

As of June 30, 2011, we were a development stage company as defined by ASC 915-10-05, “Development Stage Entity”. On July 8, 2011, we closed on our first portfolio company investment and accordingly ceased being a development stage company.

Revenues

As we were in the development stage through June 30, 2011, there have been no revenues earned during the three and six months ended June 30, 2011, and the period from July 21, 2010 (inception) through June 30, 2011.

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

Expenses

Expenses for the three months ended June 30, 2011, were $636,103 which consisted of $3,388 in base management fees, $288,785 in professional fees, $68,000 in directors’ fees, and $275,930 in other general and administrative expenses.

Expenses for each of the six months ended June 30, 2011, and the period from July 21, 2010 (inception) through June 30, 2011, were $2.2 million, which consisted of $1.5 million of initial organization and operating costs for which we are required to reimburse the Adviser in accordance with the Administration Agreement, $3,388 in Management Fees, $288,785 in professional fees, $90,833 in directors’ fees, and $307,404 in other general and administrative expenses.

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three and six months ended June 30, 2011, and the period from July 21, 2010 (inception) through June 30, 2011.

Financial Condition, Liquidity and Capital Resources

On April 15, 2011, and again on June 17, 2011, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including our Adviser, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At June 30, 2011, we have received capital commitments totaling $665.1 million of which $54.5 million is from our Adviser. Certain of our investors’ capital commitments have contingencies associated with them whereby if we are able to raise additional capital commitments from other investors, the overall capital commitment on our investor base as of June 30, 2011, would increase to $706 million.

On June 17, 2011, pursuant to the Subscription Agreements, we delivered a capital drawdown notice to our investors relating to the issuance of 35,000 of our common shares for an aggregate offering price of $35 million. The shares were issued on June 30, 2011. Proceeds from the issuance will be used to commence our investing activities and other general corporate purposes.

On June 29, 2011, we repurchased 999 of our common shares from Tarrant Advisors, Inc., an affiliate of ours and our Adviser, for $999. The repurchased shares are held in treasury shares, at cost, as of June 30, 2011.

At June 30, 2011, we have $35.3 million in cash and cash equivalents on hand. The primary use of our cash and cash equivalents will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Adviser); (3) debt service and other financing costs; and, (4) cash distributions to the holders of our shares.

Cash and cash equivalents on hand, combined with our uncalled capital commitments of $630.1 million, is expected to be sufficient to commence our investing activities and to conduct our operations for the foreseeable future.

We expect to generate additional cash from (1) cash flows from operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from banks or other lenders. We will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure we will be able to do so.

Current Economic Environment

The U.S. capital markets have been experiencing extreme volatility and disruption for more than two years, and we believe that the U.S. economy has not fully recovered from a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These events could limit our investment originations, limit our ability to grow, negatively impact our operating results, and delay or prevent us from launching or completing any IPO of our common shares.

Recent Developments

On July 8, 2011, the Company closed on its first portfolio company investment and accordingly ceased being a development stage company.

On July 29, 2011, the Company entered into $142.4 million of subscription agreements with several investors providing for the private placement of the Company’s common shares which, when combined with increased commitments from existing investors, increased the total committed capital to $814.8 million.

On August 1, 2011, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 75,652 of the Company’s common shares for an aggregate offering price of $73 million. The shares are expected to be issued on or around August 12, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

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

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common shares for each month in the three month period ended June 30, 2011.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2011	$—	—	—	—
May 2011	—	—	—	—
June 2011	1.00	999	999	1

Total	$1.00	999	999	1

The following table provides information regarding purchases of our common shares by our Adviser for each month in the three month period ended June 30, 2011.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2011	$—	—	—	—
May 2011	—	—	—	—
June 2011	1,000.00	2,868	2,868	$51,632,000

Total	$1,000.00	2,868	2,868	$51,632,000

Item 3. Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: August 12, 2011	By:	/s/ Michael Fishman
Michael Fishman
Chief Executive Officer

Date: August 12, 2011	By:	/s/ John E. Viola
John E. Viola
Chief Financial Officer