Form 10-Q
period 2011-09-30
TPG Specialty Lending, Inc.
filed 2011-11-14
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at November 9, 2011 was 110,653.

TPG SPECIALTY LENDING, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

	INDEX	PAGE NO.

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	4

	Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and the period from July 21, 2010 (inception) to September 30, 2010 (Unaudited)	5

	Consolidated Schedule of Investments as of September 30, 2011 (Unaudited)	6

	Consolidated Statements of Changes in Net Assets (Liabilities) for the three and nine months ended September 30, 2011, and the period from July 21, 2010 (inception) to September 30, 2010 (Unaudited)	8

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and the period from July 21, 2010 (inception) to September 30, 2010 (Unaudited)	9

	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	[Reserved]	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

In addition to factors previously identified elsewhere in the reports and other documents TPG Specialty Lending, Inc. has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•

an economic downturn, or a continuation or worsening of the current global recession, could impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•

such an economic downturn could disproportionately impact the companies in which we have invested and others that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	such an economic downturn could also impact availability and pricing of our financing;

•	an inability to access the equity markets could impair our ability to raise capital and our investment activities; and,

•

the risks, uncertainties and other factors we identify in the sections entitled “Risk Factors” in this report and in our Form 10 filed with the SEC on January 14, 2011, as amended, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to TPG Specialty Lending, Inc. unless the context states otherwise.

Item 1.	Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $55,758,235)	$56,092,703	$—
Non-controlled, affiliated investments (amortized cost of $42,170,968)	43,211,803	—

Total investments at fair value (amortized cost of $97,929,203)	99,304,506	—
Cash and cash equivalents	105,835,105	1,000
Interest receivable	944,536	—
Prepaid expenses and other assets	1,665,253	—

Total Assets	$207,749,400	$1,000

Liabilities
Revolving credit facility	$98,000,000	$—
Management fees payable to affiliate	652,980	—
Incentive fees payable to affiliate	206,295	—
Payables to affiliate	1,032,640	—
Other liabilities	910,877	—

Total Liabilities	100,802,792	—

Commitments and contingencies (Note 7)

Net Assets
Preferred shares, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $0.01 par value; 100,000,000 and 10,000 shares authorized, respectively; 111,652 and 1,000 shares issued, respectively; and 110,653 and 1,000 shares outstanding, respectively	1,117	10
Additional paid-in capital	107,999,883	990
Treasury shares at cost; 999 shares	(999)	—
Accumulated net investment loss	(2,428,696)	—
Net unrealized gains on investments	1,375,303	—

Total Net Assets	106,946,608	1,000

Total Liabilities and Net Assets	$207,749,400	$1,000

Net Asset Value Per Share	$966.50	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2011	Nine months ended September 30, 2011	Period from July 21, 2010 (inception) to September 30, 2010
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$1,232,477	$1,232,477	$—
Other income	2,132	2,132	—
Interest from cash and cash equivalents	4,278	4,278	—

Total investment income from non-controlled, non-affiliated investments	1,238,887	1,238,887	—

Investment income from non-controlled, affiliated investments:
Interest from investments	310,993	310,993	—
Other income	1,244	1,244	—

Total investment income from non-controlled, affiliated investments	312,237	312,237	—

Total Investment Income	1,551,124	1,551,124	—

Expenses
Interest	36,362	36,362	—
Initial organization	—	1,500,000	—
Management fees	656,277	659,665	—
Incentive fees	206,295	206,295	—
Professional fees	615,681	904,465	—
Directors’ fees	75,775	166,608	—
Other general and administrative	205,705	513,110	—

Total expenses	1,796,095	3,986,505	—

Management fees waived (Note 3)	(6,685)	(6,685)	—

Net Expenses	1,789,410	3,979,820	—

Net Investment Loss	(238,286)	(2,428,696)	—

Unrealized Gains on Investments
Net unrealized gains:
Non-controlled, non-affiliated investments	334,468	334,468	—
Non-controlled, affiliated investments	1,040,835	1,040,835	—

Total Net Unrealized Gains	1,375,303	1,375,303	—

Increase (Decrease) in Net Assets Resulting from Operations	$1,137,017	$(1,053,393)	$—

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2011

(Unaudited)

Company (1)	Industry	Investment	Interest (2)	Acquisition Date	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Senior Secured Loans
CMS-XKO Holding Company, LP (4)	Software provider for electrical equipment manufacturing	Senior secured loan ($30,000,000 par, due 7/2016)	8.5%	7/8/2011	$29,396,982	$29,513,975	27.6%
Center Cut Hospitality, Inc.	Full service chain of restaurants	Senior secured loan ($26,250,000 par, due 8/2016)	6.75%	8/15/2011	25,756,721	25,912,409	24.2%
AFS Technologies, Inc. (5)	Software provider for food and beverage companies	Senior secured loan ($33,500,000 par, due 9/2015)	7.25%	8/31/2011	32,261,898	33,211,803	31.1%

Total Senior Secured Loans					87,415,601	88,638,187	82.9%

Senior Secured Revolving Loans
Center Cut Hospitality, Inc.	Full service chain of restaurants	Senior secured revolving loan ($675,000 par, due 8/2016)	6.75%	8/15/2011	604,532	666,319	0.6%

Total Senior Secured Revolving Loans					604,532	666,319	0.6%

Preferred Equity
AFS Technologies, Inc. (5)	Software provider for food and beverage companies	Series B-1 Preferred Stock (311,760 shares)		8/31/2011	1,297,485	1,309,392	1.2%
AFS Technologies, Inc. (5)	Software provider for food and beverage companies	Series B-2 Preferred Stock (2,069,193 shares)		8/31/2011	8,611,585	8,690,608	8.2%

Total Preferred Equity					9,909,070	10,000,000	9.4%

Total					$97,929,203	$99,304,506	92.9%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of September 30, 2011, the Company does not “control” any of the portfolio companies. All of our portfolio company investments are subject to contractual restrictions on sales.

The accompanying notes are an integral part of these consolidated financial statements.

(2)	Loans contain a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of an arrangement between the Company and other lenders in any syndication.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	This portfolio company is a non-U.S. limited partnership and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(5)	As defined in the Investment Company Act, we are deemed to be an “affiliated person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. We do not have the power to exercise control over the management or policies of such portfolio company.

Transactions during the nine months ended September 30, 2011, in which the issuer was an affiliated company (but not a portfolio company that we “control”) are as follows:

As of and for the Nine Months Ended September 30, 2011
Company	Fair Value at December 31, 2010	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gains	Fair Value at September 30, 2011	Interest Income	Other Income
AFS Technologies, Inc.	$—	$42,589,743	$(418,775)	$1,040,835	$43,211,803	$310,993	$1,244

Total	$—	$42,589,743	$(418,775)	$1,040,835	$43,211,803	$310,993	$1,244

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended September 30, 2011	Nine months ended September 30, 2011	Period from July 21, 2010 (inception) to September 30, 2010
Increase (Decrease) in Net Assets Resulting from Operations
Net investment loss	$(238,286)	$(2,428,696)	$—
Net unrealized gains on investments	1,375,303	1,375,303

Increase (Decrease) in Net Assets Resulting from Operations	1,137,017	(1,053,393)	—

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	73,000,000	108,000,000	—
Purchase of treasury shares	—	(999)	—

Increase in Net Assets Resulting from Capital Share Transactions	73,000,000	107,999,001	—

Total Increase in Net Assets	74,137,017	106,945,608	—
Net assets, beginning of period	32,809,591	1,000	—

Net Assets, End of Period	$106,946,608	$106,946,608	$—

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2011	Period from July 21, 2010 (inception) to September 30, 2010
Cash Flows from Operating Activities
Decrease in net assets resulting from operations	$(1,053,393)	$—
Adjustments to reconcile decrease in net assets resulting from operations to net cash used in operating activities:
Net unrealized gains on investments	(1,375,303)	—
Net amortization of discount on securities	(49,271)	—
Amortization of debt issuance costs	5,737	—
Purchases of investments, net	(98,298,707)	—
Repayments on investments	418,775	—
Changes in operating assets and liabilities:
Interest receivable	(944,536)	—
Prepaid expenses and other assets	(294,087)	—
Management fees payable	652,980	—
Incentive fees payable	206,295	—
Payable to affiliate	1,032,640	—
Other liabilities	910,877	—

Net Cash Used in Operating Activities	(98,787,993)	—

Cash Flows from Financing Activities
Borrowings on revolving credit facility	98,000,000	—
Debt issuance costs	(1,376,903)	—
Proceeds from issuance of common shares	108,000,000	—
Purchase of treasury shares	(999)	—

Net Cash Provided by Financing Activities	204,622,098	—

Net Increase in Cash and Cash Equivalents	105,834,105	—
Cash and cash equivalents, beginning of period	1,000	—

Cash and Cash Equivalents, End of Period	$105,835,105	$—

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

Development Stage Company

There was no activity in the period from July 21, 2010 (inception) to September 30, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company places its cash and cash equivalents on deposit with highly-rated U.S. banking corporations and, at times, cash deposits may exceed the Federal Deposit Insurance Corporation insured limit.

Investments at Fair Value

Investment transactions are recorded on the trade date which is generally the date of a binding commitment or, if no formal commitment is made prior to funding, on the funding date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when investments are disposed of.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Company’s Board of Directors, based on, among other things, the input of the Adviser, Audit Committee and an independent third-party valuation firm engaged at the direction of the Company’s Board of Directors to assist in the valuation of each portfolio investment.

As part of the valuation process, the Company takes into account relevant factors in determining the fair value of its investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company considers the pricing indicated by the external event to corroborate its valuation.

The Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•

The quarterly valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

•	The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

•

The Audit Committee reviews the valuations presented, as well as the input of third parties, including an independent third-party valuation firm, and recommends values for each investment to the Company’s Board of Directors.

•

The Company’s Board of Directors reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Adviser, Audit Committee and, where applicable, an independent third-party valuation firm and/or other third party.

The Company applies ASC 820, Fair Value Measurements (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity and/or which the Company expects to exit such investments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board of Directors that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of discounts and premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but generally include structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies.

In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, all or a portion of any loan fees received by the Company in such situations will be deferred and amortized over the investment’s life using the effective yield method.

Loan fees received at the closing of a loan where no services have been provided are deferred and amortized into interest income over the investment’s life using the effective yield method.

Reimbursement of Transaction-Related Expenses

The Company may receive reimbursement for certain transaction-related expenses in pursuing investments. Transaction-related expenses, which are expected to be reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Prepaid expenses and other assets on the date incurred. The costs of successfully completed investments not otherwise reimbursed are borne by the Company and included as a component of the investment’s cost basis. Subsequent to closing, investments are recorded at fair value at each reporting period.

Cash advances received in respect of transaction-related expenses are recorded as Cash and cash equivalents with an offset to Other accrued expenses and payables to affiliates. Other accrued expenses and payables to affiliates is relieved as reimbursable expenses are incurred.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2011. So long as the Company elects and maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by TSL represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements are issued.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”) which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. ASU 2011-04 mainly represents clarifications to ASC 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to nonfinancial assets; (ii) an instrument classified in shareholders’ equity should be measured from the perspective of a market participant holding that instrument as an asset; and, (iii) quantitative disclosure is required for unobservable inputs used in Level III measurements. ASU 2011-04 amends ASC 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity’s net risk exposure; (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances but blockage factor discounts are not permitted; and, (iii) additional Level III disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and the Company is currently evaluating its impact on the Company’s consolidated financial statements.

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

The Administration Agreement also provides that the Company will reimburse the Adviser for certain initial organization and operating costs incurred prior to the commencement of the Company’s operations (up to an aggregate of $1.5 million). During the nine months ended September 30, 2011, initial organization costs exceeded $1.5 million and a corresponding amount has been recorded in the accompanying consolidated financial statements.

Excluding initial organization and operating costs, for the three and nine months ended September 30, 2011, the Company incurred expenses of $71,768 and $194,521, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2011, the Management Fee was calculated based on the Company’s gross assets at the end of such calendar quarter, adjusted for share issuances and repurchases during such calendar quarters. Beginning October 1, 2011, the Management Fee is payable quarterly in arrears and is calculated at an annual rate of 1.5% based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the current calendar quarter. Management Fees for any partial month or quarter are prorated.

For each of the three and nine months ended September 30, 2011, Management Fees were $656,277 and $659,665, respectively.

Until such time that the Company has an initial public offering (“IPO”) of its common shares, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) during any period.

For each of the three and nine months ended September 30, 2011, Management Fees of $6,685 were waived.

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears, will equal 100% of the excess of pre-incentive fee net investment income in excess of a 1.5% quarterly (6% annualized) hurdle rate, until the Adviser has received 15% (17.5% subsequent to any IPO of the Company’s common shares) of total net investment income for that quarter, and 15% (17.5% subsequent to any IPO of the Company’s common shares) of all remaining pre-incentive fee net investment income for that quarter.

(ii)	The second component, payable at the end of each fiscal year in arrears, will, prior to any IPO of the Company’s common shares, equal 15% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less the aggregate amount of any previously paid capital gain incentive fees for prior periods (the “Capital Gains Fee”). Following any IPO of the Company’s common shares, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis from the inception of the Company to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following any IPO of the Company’s common shares, the portion of the Company’s realized capital gains that accrued prior to any IPO will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued following any IPO will be subject to an incentive fee rate of 17.5%.

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

The Company accrues Incentive Fees taking into account unrealized gains and losses. Section 205(b)(3) of the Investment Advisers Act prohibits the Adviser from receiving the payment of fees until such gains are realized. For each of the three and nine months ended September 30, 2011, Incentive Fees were $206,295.

Unless earlier terminated, the Advisory Agreement will remain in effect until April 15, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Company’s Board of Directors and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Expenses incurred by the Adviser on behalf of the Company for the three and nine months ended September 30, 2011, were $825,393 and $1,389,662, respectively.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies and/or had the power to exercise control over the management or policies of such portfolio company. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled non-affiliated, non-controlled affiliated and controlled investments is contained in the accompanying financial statements, including the schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled investments.

Investments at fair value consisted of the following at September 30, 2011:

	September 30, 2011
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$88,020,133	$89,304,506	$1,284,373
Preferred equity/mezzanine investments	9,909,070	10,000,000	90,930

Total Investments	$97,929,203	$99,304,506	$1,375,303

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at September 30, 2011, is as follows:

September 30, 2011
Software provider for electrical equipment manufacturing	29.7%
Full service chain of restaurants	26.8%
Software provider for food and beverage companies	43.5%

Total	100.0%

The geographic composition of Investments at fair value at September 30, 2011, is as follows:

September 30, 2011
United States
Southwest	43.5%
South	26.8%
Canada	29.7%

Total	100.0%

5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2011:

	$99,304,506	$99,304,506	$99,304,506	$99,304,506
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Debt investments	—	—	$89,304,506	$89,304,506
Preferred equity/mezzanine investments	—	—	10,000,000	10,000,000

Total investments at fair value	$—	$—	$99,304,506	$99,304,506

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2011:

	As of and for the three and nine months ended September 30, 2011
	Debt Investments	Preferred Equity/Mezzanine Investments	Total
Balance, beginning of period	$—	$—	$—
Purchases, net	88,389,637	9,909,070	98,298,707
Repayments	(418,775)	—	(418,775)
Net unrealized gains	1,284,373	90,930	1,375,303
Net amortization of discount on securities	49,271	—	49,271

Balance, End of Period	$89,304,506	$10,000,000	$99,304,506

The following table presents information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2011:

	Net Change in Unrealized Appreciation or Depreciation for the Nine Months Ended September 30, 2011 on Investments Held at September 30, 2011	Net Unrealized Appreciation or Depreciation on Investments Held at September 30, 2011
Debt investments	$1,284,373	$1,284,373
Preferred equity/mezzanine investments	90,930	90,930

Total investments at fair value	$1,375,303	$1,375,303

Other Assets and Liabilities

The Company’s financial instruments are recorded at amounts that approximate fair value. The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date.

6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2011, our asset coverage was 209%.

Our debt obligations consisted of the following as of September 30, 2011:

	September 30, 2011
	Total Facility	Borrowings Outstanding	Amount Available
Revolving credit facility	$150,000,000	$98,000,000	$52,000,000

For the three and nine months ended September 30, 2011, the components of interest expense were as follows:

Three and nine months ended September 30, 2011
Stated interest expense	$30,625
Amortization of debt issuance cost	5,737

Total interest expense	$36,362

On September 28, 2011 (the “Closing Date”), the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank Trust Company Americas (“DBTCA”) as administrative agent (the “Administrative Agent”), and DBTCA and certain of its affiliates as lenders. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. The maximum principal amount of the Revolving Credit Facility is $150 million, subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings, excluding certain indebtedness.

Interest rates on obligations under the Revolving Credit Facility are based on prevailing LIBOR or prime lending rate plus an applicable margin. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company will also pay a fee on undrawn amounts depending on the average usage of the Revolving Credit Facility.

The Revolving Credit Facility will mature upon the earlier of the date two (2) years from the Closing Date and 25 days prior to a qualifying initial public offering of the Company. Amounts drawn under the Revolving Credit Facility may be prepaid at any time with advance notice and subject to certain applicable breakage costs. Loans will be subject to mandatory prepayment for amounts exceeding the Borrowing Base.

The Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s private investors, including assignment of the right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with cash and non-cash proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited.

The Revolving Credit Facility contains customary covenants on the Company and its subsidiaries, including requirements to deposit all capital call proceeds into a collateral account, restrict certain distributions, and restrict certain types and amounts of indebtedness. The Revolving Credit Facility includes customary events of default.

Transfers of interests in the Company by investors will require the prior consent of the Administrative Agent, which shall not be unreasonably withheld or delayed. Such transfers may trigger mandatory prepayment obligations.

In connection with the closing of the Revolving Credit Facility, the Company paid fees totaling $1,376,903. Such fees have been capitalized as debt issuance costs and are included in Prepaid expenses and other assets.

The Company drew $98 million on the Closing Date with interest payable at the prime lending rate plus an applicable margin. As of September 30, 2011, the Company was in compliance with the terms of the Revolving Credit Facility.

Subsequent to September 30, 2011, the Company repaid a portion of the Revolving Credit Facility and borrowed additional amounts to fund investments. As of November 9, 2011, there was $46 million outstanding.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2011, the Company had the following commitment to fund a senior secured revolving loan:

September 30, 2011
Total revolving loan commitment	$3,750,000
Funded commitment	(675,000)

Total unfunded commitment	$3,075,000

Other Commitments and Contingencies

As of September 30, 2011, the Company had $814.8 million in total capital commitments from investors ($706.9 million unfunded), of which $54.5 million is from the Adviser ($47.3 million unfunded).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2011, management is not aware of any pending or threatened litigation.

8. Net Assets (Liabilities)

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

On March 8, 2011, the Company increased the number of common shares authorized to be issued to 100,000,000, par value $0.01 per share. The authorized preferred shares were unchanged and no preferred shares were outstanding as of September 30, 2011.

During the nine months ended September 30, 2011, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including the Adviser, providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice.

On June 17, 2011, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 35,000 common shares for an aggregate offering price of $35 million. The shares were issued on June 30, 2011.

On June 29, 2011, the Company repurchased 999 of its common shares from Tarrant Advisors, Inc. for $999. The repurchased shares are held in treasury shares, at cost, as of September 30, 2011.

On August 1, 2011, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 75,652 common shares for an aggregate offering price of $73 million. The shares were issued on August 12, 2011.

9. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2011. There was no activity for the period from July 21, 2010 (inception) to September 30, 2010.

Nine months ended September 30, 2011
Per Share Data
Net asset value, beginning of period	$1.00

Net investment loss	(91.87)
Net realized and unrealized gain	58.37

Total from investment operations	(33.50)
Issuance of common shares at prices above net asset value	999.00

Net increase in net assets	965.50

Net Asset Value, End of Period	$966.50

Shares Outstanding, End of Period	110,653

Total Return	N/M

Ratios / Supplemental Data
Ratio of net expenses to average net assets (1)	11.5%
Ratio of net investment loss to average net assets (1)	(7.0)%
Net assets, end of period	$106,946,608
Weighted-average shares outstanding	26,435
Total committed capital, end of period (2)	$814,873,817
Ratio of total contributed capital to total committed capital, end of period	13.25%
Year of formation	2010

N/M	Not meaningful.
(1)	Not annualized.
(2)	Amount includes $54.5 million of commitments from the Adviser.

10. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. Other than those previously disclosed, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and nine months ended September 30, 2011.

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

OVERVIEW

We were incorporated under the laws of the State of Delaware on July 21, 2010. We have elected to be treated as a BDC under the 1940 Act, and intend to elect to be treated as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

There was no activity in the period from July 21, 2010 (inception) to September 30, 2010.

On July 8, 2011, we closed on our first portfolio company investment and accordingly ceased being a development stage company.

PORTFOLIO INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended September 30, 2011, is presented below (information presented herein is at amortized cost unless otherwise indicated):

($ in millions)	Three months ended September 30, 2011
Principal amount of investments funded:
Senior term debt	$87.8
Senior secured revolving loan	0.6
Preferred equity/mezzanine investments and other	9.9

Total	$98.3

New investment commitments (1):
New portfolio companies	$3.8

Average Total Investment in New Portfolio Companies (2):	$32.7

(1)	New investment commitments include new agreements to fund revolving credit facilities.
(2)	“Average Total Investment in New Portfolio Companies” is computed as the average of all debt and equity investments made during the period, including investment commitments not yet funded.

RESULTS OF OPERATIONS

Investment Income

We generate revenues in the form of interest income from the debt securities we hold and dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies. Certain of these fees are capitalized and amortized as additional interest income over the life of the related investment.

Investment income for the three months ended September 30, 2011, was $1.6 million, which consisted of $1.5 million in interest income.

As we were in the development stage through June 30, 2011, no revenues were earned during periods prior to July 1, 2011.

Expenses

Our primary operating expenses include the payment of the Management Fee and, depending on our operating results, the Incentive Fee, and expenses reimbursable under the Administration Agreement and Advisory Agreement. The Management Fee and Incentive Fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring, and realizing our investments.

Under the terms of the Administration Agreement, our Adviser provides administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to our Adviser under the terms of the Administration Agreement. We bear all other costs and expenses of our operations and transactions.

Expenses for the three months ended September 30, 2011, were $1.8 million which consisted of $0.7 million in Management Fees (net of waivers), $0.2 million in Incentive Fees, $0.6 million in professional fees, $0.1 million in directors’ fees, and $0.2 million in other general and administrative expenses.

Expenses for the nine months ended September 30, 2011, were $4.0 million, which consisted of $1.5 million of initial organization and operating costs for which we were required to reimburse the Adviser in accordance with the Administration Agreement, $0.7 million in Management Fees (net of waivers), $0.2 million in Incentive Fees, $0.9 million in professional fees, $0.2 million in directors’ fees, and $0.5 million in other general and administrative expenses.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and any changes in value are recorded as unrealized gains or losses. During the three months ended September 30, 2011, net unrealized gains and losses on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended September 30, 2011
Unrealized appreciation	$1.4

Net unrealized gains	$1.4

The changes in unrealized appreciation during the three months ended September 30, 2011, consisted of the following:

($ in millions)	Net unrealized appreciation
CMS-XKO Holding Company, LP	$0.2
Center Cut Hospitality, Inc.	0.2
AFS Technologies, Inc.	1.0

Total	$1.4

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of various instruments, including futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three and nine months ended September 30, 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had $105.8 million in cash and cash equivalents on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Adviser); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our shares.

We expect to generate additional cash from (1) cash flows from operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from banks or other lenders.

Cash and cash equivalents on hand, combined with our uncalled capital commitments of $706.9 million, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the nine months ended September 30, 2011, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including our Adviser, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At September 30, 2011, we had received capital commitments totaling $814.8 million, of which $54.5 million was from our Adviser. Certain of our investors’ capital commitments have contingencies associated with them whereby if we are able to raise additional capital commitments from other investors, the overall capital commitment on our investor base as of September 30, 2011, would increase to $848.5 million.

On June 17, 2011, pursuant to the Subscription Agreements, we delivered a capital drawdown notice to our investors relating to the issuance of 35,000 of our common shares for an aggregate offering price of $35 million. The shares were issued on June 30, 2011. Proceeds from the issuance were used to commence our investing activities and for other general corporate purposes.

On June 29, 2011, we repurchased 999 of our common shares from Tarrant Advisors, Inc., an affiliate of ours and our Adviser, for $999. The repurchased shares are held in treasury shares, at cost, as of June 30, 2011.

On August 1, 2011, pursuant to the Subscription Agreements, we delivered a capital drawdown notice to our investors relating to the issuance of 75,652 of our common shares for an aggregate offering price of $73 million. The shares were issued on August 12, 2011. Proceeds from the issuance were used for investing activities and other general corporate purposes.

Revolving Credit Facility

On September 28, 2011, we entered into a revolving credit facility (the “Facility”) with Deutsche Bank Trust Company Americas (“DBTCA”) as administrative agent (the “Administrative Agent”), and DBTCA and certain of its affiliates as lenders. Proceeds from the Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. The maximum principal amount of the Facility is $150 million, subject to availability under the borrowing base.

Interest rates on obligations under the Facility are based on prevailing LIBOR or prime lending rate plus an applicable margin. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company will also pay a fee on undrawn amounts depending on the average usage of the Facility.

As of September 30, 2011, we had $98 million outstanding and we were in compliance with the terms of the Facility. We intend to continue to utilize the Facility on a revolving basis to fund investments and for other general corporate purposes. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2011, for more detail on the Facility.

OFF BALANCE SHEET ARRANGEMENTS

Information on our off balance sheet arrangements is contained in Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2011.

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

CRITICAL ACCOUNTING POLICIES

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors as disclosed in our Registration Statement on Form 10.

Investments at Fair Value

Investment transactions are recorded on the trade date which is generally the date of a binding commitment or, if no formal commitment is made prior to funding, on the funding date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when investments are disposed of.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board of Directors, based on, among other things, the input of our Adviser, Audit Committee and an independent third-party valuation firm engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment.

As part of the valuation process, we take into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate its valuation.

Our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•

The quarterly valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

•	Our Adviser’s management reviews the preliminary valuations with the investment professionals; agreed-upon valuation recommendations are presented to the Audit Committee.

•

The Audit Committee reviews the valuations presented, as well as the input of third parties, including an independent third-party valuation firm, and recommends values for each investment to our Board of Directors.

•

Our Board of Directors reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of our Adviser, Audit Committee and, where applicable, an independent third-party valuation firm and/or other third party.

We apply ASC 820, Fair Value Measurements (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider the principal market to be the market that has the greatest volume and level of activity and/or which we expect to exit our investments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board of Directors that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.

Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in our judgment, are likely to remain current. We may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Our accounting policy on interest and dividend income recognition is critical because it involves the primary source of our revenue and accordingly is significant to the financial results as disclosed in our consolidated financial statements.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2011. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by TSL represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for corporate-level U.S. federal income taxes which may be significant to our financial results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2011, for more details on estimates and judgments made by us in connection with the valuation of our investments.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. In the future, we may fund a portion of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2011, all of the investments at fair value in our portfolio were at variable rates. The Revolving Credit Facility also bears interest at variable rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our balance sheet at September 30, 2011, the following table shows the impact on net income for the three months ended September 30, 2011, of base rate changes in interest rates (considering interest rate floors and ceilings for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$403,457	$24,500	$378,957
Up 200 basis points	268,971	16,333	252,638
Up 100 basis points	134,486	8,167	126,319
Down 100 basis points	(105,811)	(8,167)	(97,644)
Down 200 basis points	—	(16,333)	16,333
Down 300 basis points	—	(24,500)	24,500

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Registration Statement on Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by our Adviser for each month in the three month period ended September 30, 2011:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2011	$—	—	—	$—
August 2011	960.48	4,534	4,534	47,276,828
September 2011	—	—	—	—

Total	$960.48	4,534	4,534	$47,276,828

Item 3. Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

10.1	Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto.

10.2	First Amendment to Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: November 14, 2011	By:	/s/ Michael Fishman
Michael Fishman
Chief Executive Officer

Date: November 14, 2011	By:	/s/ John E. Viola
John E. Viola
Chief Financial Officer