Form 10-K
period 2011-12-31
TPG Specialty Lending, Inc.
filed 2012-03-22
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00854

TPG Specialty Lending, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3380000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 Commerce Street, Suite 3300, Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (817) 871-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of December 31, 2011, there was no established public market for the registrant’s common stock.

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at March 19, 2012 was 218,579.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2012 annual meeting of stockholders are incorporated by reference in Part III.

TPG SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

•	such an economic downturn could also impact availability and pricing of our financing;

•	an inability to access the capital markets could impair our ability to raise capital and our investment activities; and,

•	the risks, uncertainties and other factors we identify in the sections entitled “Risk Factors” in this report and elsewhere in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I

In this Annual Report, “Company”, “TSL”, “we”, “us” and “our” refer to TPG Specialty Lending, Inc. unless the context states otherwise.

ITEM 1. BUSINESS

General

Our Company

TPG Specialty Lending, Inc. was formed on July 21, 2010, as a corporation under the laws of the State of Delaware. We are a specialty finance investment company and one of the largest business development companies (“BDC”) with approximately $1.3 billion of committed equity capital as of January 31, 2012. Our primary focus is to generate current income and capital appreciation through direct investments in senior secured loans, mezzanine loans and, to a lesser extent, equity securities of eligible portfolio companies (i.e., U.S. domiciled, middle-market issuers). By “middle-market issuers,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization (EBITDA), which we believe is a useful proxy for cash flow, of $10 million to $250 million. We currently do not limit our focus on any specific industry and we may on occasion invest in larger or smaller companies.

We elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. income tax purposes, we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Because we elected to be a BDC and intend to elect to be treated as a RIC for U.S. tax purposes, our portfolio is and will continue to be subject to diversification and other requirements to maintain such status elections. See “Regulation as a Business Development Company” and “Regulated Investment Company Classification” for more information on these requirements.

To date, we have conducted private offerings (each a “Private Offering”) of our common stock to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “1933 Act”). At the closing of a Private Offering, investors make a capital commitment to purchase our common stock, par value $0.01 per share (“Common Stock”), pursuant to subscription agreements entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s Common Stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. Pursuant to an agreement with the existing investors, the Company may raise up to a total of $1.5 billion in committed capital in Private Offerings, excluding equity issued through our dividend reinvestment plan.

Our operations comprise only a single reportable segment.

Our Business

Our business model is focused primarily on the direct origination of loans to middle-market companies principally headquartered in the United States. We generate returns through a combination of contractual interest payments on debt investments, equity appreciation (through options, warrants, conversion rights or direct equity investments) and origination and similar fees. Our primary focus is to generate current income and capital appreciation attributable to our debt and equity investments.

Our capital is used to support organic growth, acquisitions, market or product expansion and/or recapitalizations. Over time, as we continue to build our portfolio, we expect that no single investment will represent more than 10% of our available capital base. The debt in which we invest typically is not rated by any rating agency, but if such instruments were rated, it is likely they would be below investment grade. Most of our investments are floating-rate in nature, which we believe will help act as a portfolio-wide hedge against inflation. See “Portfolio Composition” for more information on the current portfolio.

Our board of directors (the “Board”) has ultimate authority over our business, but delegates authority to our investment adviser who actively sources, manages, and monitors our investment portfolio and other business activities, subject to the supervision of the Board. See “Investment Adviser” below. Pursuant to our amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), the Board consists of five members divided into three classes with staggered three year terms. As a BDC, a majority of our Board will consist of directors who are not “interested persons” of the Company, of our investment adviser or any of their respective affiliates, as defined in the 1940 Act (the “Independent Directors”).

We borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage so long that the total value of the Company’s assets is at least twice the amount of the debt (i.e., 50% leverage)) to fund investments and for general corporate purposes. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Currently, our borrowing is conducted through our Revolving Credit Facility, but we may in the future obtain other credit facilities, including the possible formation of collateralized loan obligation facilities. The use of borrowed funds or the proceeds of preferred stock offerings to make investments has its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock are borne by holders of our Common Stock. See “ITEM 1A. RISK FACTORS—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

Our Investment Adviser and Investments

Investment Adviser

TSL Advisers, LLC (the “Adviser”), a Delaware limited liability company affiliated with TPG, acts as our investment adviser. “TPG” refers collectively to the various entities currently controlled by David Bonderman and James G. Coulter that engage in asset management, advisory and investment businesses with respect to alternative assets, including private equity, growth equity, venture capital and distressed debt, through TPG Group Holdings (SBS), L.P. and its subsidiaries and affiliates. TPG is one of the largest diversified alternative investment firms in the world, with total assets under management of approximately $49 billion as of December 31, 2011.

The Adviser is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser sources and manages our portfolio through a team of investment professionals (the “Investment Team”), led by our Chief Executive Officer, Michael Fishman, and our Co-Chief Investment Officers, Alan Waxman and Joshua Easterly, all of whom have substantial experience in credit origination, underwriting, and asset management. Our investments are also made in coordination with an investment review committee (the “Investment Review Committee”) that includes senior partners of TPG.

Formed in 2009, TPG Opportunities Partners (“TOP”) is TPG’s dedicated special situations and credit investment platform. Management of the Adviser consists primarily of senior executives of TOP. Along with Messrs. Waxman, Easterly and Fishman, TOP has a team of over 35 dedicated professionals and collectively brings extensive experience in the credit markets and special situations investing; 15 of these professionals dedicate the majority of their time to the Company’s operations as of December 31, 2011. See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE”

Advisory Agreement; Administration Agreement; License Agreement

On April 15, 2011, we entered into an Advisory Agreement with our Adviser, which, including any amendments, we refer to as the “Advisory Agreement.” The Advisory Agreement was amended on December 12, 2011.

Under the Advisory Agreement, the Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	determines the assets we will originate, purchase, retain or sell;

•	closes, monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender or equityholder; and

•

provides us such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of its funds, including providing operating and managerial assistance to the Company and its portfolio companies, as required.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired.

Under the terms of the Advisory Agreement, we will pay the Adviser a base management fee (the “Management Fee”) and may also pay certain incentive fees (the “Incentive Fee”).

For the quarterly periods ended September 30, 2011 and June 30, 2011, the Management Fee was calculated at an annual rate of 1.5% based on the value of the Company’s gross assets at the end of such calendar quarter, adjusted for share issuances and repurchases during such period. Beginning October 1, 2011, and until an initial public offering of our Common Stock (an “IPO”), the Management Fee is calculated at an annual rate of 1.5% based on the average value of the Company’s gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. Management Fees are payable quarterly in arrears and are prorated for any partial month or quarter.

Until such time that we have an IPO, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears, will equal 100% of the excess of pre-incentive fee net investment income in excess of a 1.5% quarterly hurdle rate, until the Adviser has received 15% (17.5% subsequent to an IPO) of total net investment income for that quarter, and 15% (17.5% subsequent to an IPO) of all remaining pre-incentive fee net investment income for that quarter.

(ii)	The second component, payable at the end of each fiscal year in arrears, will, prior to an IPO, equal 15% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less the aggregate amount of any previously paid capital gain incentive fees for prior periods (the “Capital Gains Fee”). Following an IPO, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an IPO and from such IPO to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an IPO, the portion of the Company’s realized capital gains that accrued prior to an IPO will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued following an IPO will be subject to an incentive fee rate of 17.5%.

Notwithstanding the forgoing, if prior to an IPO, cumulative net realized losses from inception of the Company exceed the aggregate dollar amount of dividends paid by the Company through such date, the Adviser will forego the right to receive its quarterly incentive fee payments with respect to pre-incentive fee net investment income until such time that cumulative net realized losses are less than or equal to dividend payments.

The Company accrues Incentive Fees taking into account unrealized gains and losses; however, Section 205(b)(3) of the Advisers Act prohibits the Adviser from receiving the payment of fees until such gains are realized.

Unless earlier terminated, the Advisory Agreement will remain in effect until April 15, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. See “ITEM 1A. RISK FACTORS—Risks Relating to Our Business and Structure—We are dependent upon management personnel of the Adviser for our future success.”

The December 12, 2011, amendment to the Advisory Agreement revised the base against which the 1.5% hurdle rate is measured when calculating the Adviser’s entitlement to receive a portion of the Company’s pre-incentive fee net investment income in any given calendar quarter. The amendment applies retroactively to October 1, 2011, and will continue to apply until an IPO.

Our Board monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

On March 15, 2011, we entered into an Administration Agreement (the “Administration Agreement”) with our Adviser. Under the terms of the Administration Agreement, the Adviser will provide administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “Fees and Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will pay or reimburse to the Adviser the expenses incurred by any such affiliates or third parties for work done on our behalf.

Unless earlier terminated as described below, the Administration Agreement will remain in effect until March 15, 2013, and may be extended subject to required approvals. The Administration Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. See “ITEM 1A. RISK FACTORS—Risks Relating to Our Business and Structure—We are dependent upon management personnel of the Adviser for our future success.”

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s chief compliance officer, chief financial officer, and other professionals who spend time on such related activities (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Adviser does not assume any responsibility to us other than to render the services described in, and on the terms of, the Advisory Agreement and the Administration Agreement, and is not responsible for any action of our Board in declining to follow the advice or recommendations of the Adviser. Under the terms of the Advisory Agreement and the Administration Agreement, the Adviser (and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) shall not be liable to the Company for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Advisory Agreement, the Administration Agreement or otherwise as an investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). The Company shall, to the fullest extent permitted by law, provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he/she is or was a member, manager, officer, employee, agent, controlling person of the Adviser or any other person or entity affiliated with the Adviser or is or was a member of the Adviser’s Investment Review Committee, on the same general terms set forth in Article VIII of our Amended and Restated Certificate of Incorporation.

United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Advisory Agreement will constitute a waiver or limitation of any rights that the Company may have under any applicable federal or state securities laws.

We also have a license agreement (the “License Agreement”) with an affiliate of TPG, pursuant to which we have been granted a non-exclusive license to use the TPG name and logo, for a nominal fee, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “TPG” name or logo.

Investment Decision Process

The Adviser is responsible for managing our day-to-day business affairs, including implementing investment policies and strategic initiatives set by the Investment Team and managing our portfolio under the general oversight of the Investment Review Committee. The Investment Review Committee is comprised of certain individuals who are senior personnel of TPG, TOP, and the Adviser, as well as certain other persons appointed by the Adviser from time to time. The investment professionals of the Adviser and the Investment Review Committee are supported by and have access to the investment professionals, analytical capabilities and support personnel of TPG. Some of the officers and employees of the Adviser, including some of its senior officers, are also employees of TPG. See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”

Investment Philosophy

Our investment philosophy involves, among other things:

•	an assessment of the markets, overall macroeconomic environment and how the assessment may impact industry and investment selection;

•	substantial company-specific research and analysis; and

•	with respect to each individual company, an emphasis on capital preservation, low volatility and management of downside risk.

The foundation of our investment philosophy incorporates intensive analysis, a management discipline based on both market technicals and fundamental value-oriented research, and consideration of diversification within our portfolio. We follow a rigorous investment process based on:

•	a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business;

•	an evaluation of management and its economic incentives;

•	an analysis of business strategy and industry trends; and

•	an in-depth examination of a prospective portfolio company’s capital structure, financial results and projections.

We seek to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises while focusing on the absolute and relative value of the investment.

Due Diligence Process

The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment professional responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Approximately 25-35% of the investments initially reviewed by us are expected to proceed to this phase. Though each transaction will involve a somewhat different approach our diligence of each opportunity may include:

•	meeting the company’s management, included top and middle-level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;

•	checking management’s backgrounds and references;

•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

•	contacting customers and vendors to assess both business prospects and standard practices;

•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;

•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;

•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and

•	investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process

After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If such senior and other investment professionals are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Issuance of Formal Commitment

Approval of an investment requires the approval of the Investment Review Committee. Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and/or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure of the investment. Approximately 2-4% of the investments initially reviewed by us will typically result in the issuance of formal commitments.

Portfolio Monitoring

The Adviser monitors the Company’s portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company.

The Adviser has several methods of evaluating and monitoring the performance and fair value of the Company’s investments, which may include, but are not limited to, the following:

•	Assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other companies in the industry;

•	Attendance at, and participation in, board meetings; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Portfolio Composition

Our investments primarily take the form of senior secured loans with embedded first lien and junior secured risk; standalone senior secured loans that are typically senior on a lien basis to other liabilities in the issuer’s capital structure and have the benefit of a security interest over the assets of the issuer; standalone second lien loans (i.e., senior secured loans that are typically senior on a lien basis to other liabilities in the issuer’s capital structure and have the benefit of a security interest over the assets of the borrower, though ranking junior to first lien loans); and mezzanine loans/structured equity. Any of our loans may also include an equity component in the issuer such as a warrant or profit participation right. In certain instances we will also make direct equity investments, although such situations are generally limited to those cases where we are making an investment in a more senior part of the capital structure of the issuer. As of December 31, 2011, we had made aggregate investments of $184.3 million in seven portfolio companies. See the consolidated schedule of investments as of December 31, 2011, in our consolidated financial statements included in this annual report in Form 10-K for more information on these investments, including a list of companies and type and amount of investments.

Investments at fair value consisted of the following at December 31, 2011:

	December 31, 2011
($ in millions)	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$172.1	$174.3	$2.2
Preferred equity/mezzanine investments	9.9	10.0	0.1

Total Investments	$182.0	$184.3	$2.3

(1) The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2011, is as follows:

December 31, 2011
Software provider for electrical equipment manufacturing	15.8%
Full service chain of restaurants	21.8%
Software provider for food and beverage companies	23.1%
ERP and eCommerce systems software	12.3%
Cross-platform software development tools	8.0%
Multidiscipline simulation software	19.0%

Total	100.0%

The geographic composition of investments at fair value at December 31, 2011, is as follows:

December 31, 2011
United States
South	26.4%
Southwest	23.2%
West	34.6%
Canada	15.8%

Total	100.0%

Loan Commitments

As of December 31, 2011, we had the following commitments to fund investments:

($ in millions)	December 31, 2011
Senior secured revolving loan commitments	$3.8
Senior secured term loan commitments	3.0

Total commitments	6.8
Funded commitments	—

Net unfunded commitments	$6.8

Capital Commitments

As of December 31, 2011, we had $1.2 billion in total capital commitments from investors ($1.0 billion unfunded), of which $70.4 million is from the Adviser and its affiliates ($60.3 million unfunded). On January 31, 2012 we completed a Private Offering which increased our total capital commitments to $1.3 billion ($1.1 billion unfunded), of which $96.2 million ($86.1 million unfunded) is from the Adviser and its affiliates.

Competition

We compete for investments with a number of BDCs and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company (“SPAC”) sponsors, investment banks that underwrite initial public offerings, hedge funds that invest in private investments in public equities (“PIPEs”), traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we expect to face, see “ITEM 1A. RISK FACTORS—Risks Relating to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Capital Resources and Borrowings

Apart from cash generated from Private Offerings, we anticipate generating cash in the future from other offerings of our securities (including an IPO), and cash flows from operations, including interest received from the temporary investment of our cash in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. See “Capital Commitments” above for our total capital available from investors.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2011, our asset coverage was 211.7%. See “Regulation as a Business Development Company – Senior Securities” below.

Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders (which may cause the Company to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with our borrowings, among other requirements, our lenders have required us to pledge investor commitments to fund capital calls and the proceeds of those capital calls. In addition, we must also comply with positive and negative covenants customary for these types of facilities.

Debt Obligations. Our debt obligations consisted of the following as of December 31, 2011:

	December 31, 2011
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available
Revolving Credit Facility	$250.0	$155.0	$95.0

As of December 31, 2011, the components of interest expense were as follows:

($ in millions)	Year Ended December 31, 2011
Stated interest expense	$0.4
Commitment fees	0.2
Amortization of debt issuance cost	0.2

Total interest expense	$0.8

On September 28, 2011, we entered into a revolving credit facility (the “Initial Revolving Credit Facility”) with Deutsche Bank Trust Company Americas (“DBTCA”) as administrative agent (the “Administrative Agent”), and DBTCA and certain of its affiliates as lenders. Proceeds from the Initial Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. At closing, the maximum principal amount of the Initial Revolving Credit Facility was $150 million, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements above certain concentration limits based on the credit ratings of investors who have pledged commitments, excluding certain indebtedness.

On December 22, 2011 (the “Closing Date”), the Initial Revolving Credit Facility was amended and restated (the “Revolving Credit Facility”). Under the Revolving Credit Facility, the maximum principal amount was increased from $150 million to $250 million, including up to $75 million in standby letters of credit, subject in each case to availability under a borrowing base which is based on unfunded capital commitments and outstanding indebtedness. The maximum principal amount of the Revolving Credit Facility may be increased to up to $300 million within twelve months of the Closing Date and subject to a payment of an additional fee.

The Revolving Credit Facility matures upon the earlier of the date two (2) years from the Closing Date and 25 days prior to a qualifying initial public offering of the Company.

The Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s private investors, including assignment of the right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto, and a pledge of the collateral account into which all capital calls flow.

Interest rates on obligations under the Revolving Credit Facility are based on prevailing LIBOR or prime lending rate plus an applicable margin. We may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts of the Revolving Credit Facility. In respect of each letter of credit, the Company will pay a fee and a fixed rate while the letter of credit is oustanding.

The Revolving Credit Facility contains customary covenants on us and our subsidiaries, including requirements to deposit all capital call proceeds into a collateral account, restrict certain distributions, and restrict certain types and amounts of indebtedness. The Revolving Credit Facility includes customary events of default.

Transfers of interests in the Company by investors will require the prior consent of the Administrative Agent, which shall not be unreasonably withheld or delayed. Such transfers may trigger mandatory prepayment obligations.

In connection with the closing of the Initial Revolving Credit Facility and the Revolving Credit Facility, we paid fees totaling $2.1 million. Such fees have been capitalized as debt issuance costs included in Prepaid expenses and other assets and are being amortized over the life of the Revolving Credit Facility.

Dividend Policy

In order to be treated as a RIC for U.S. tax purposes, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term taxable gains) to our stockholders. In addition, the Company generally will be required to pay an excise tax equal to 4% of the amount by which the sum of (i) 98% of the Company’s ordinary taxable income recognized during a calendar year, (ii) 98.2% of the Company’s capital gain net income recognized for the one year period ending on October 31st of such calendar year, and (iii) 100% of any undistributed amount by operation of this rule related to a prior calendar year that exceeds the distributed amount. For these purposes, the Company will be deemed to have distributed any ordinary taxable income or net capital gain income on which the Company has paid U.S. federal income tax. Depending on the level of taxable income earned in a calendar year, we may choose to carry forward taxable income for distribution in the following calendar year, and pay any applicable excise tax. We cannot assure you that we will achieve results that will permit the payment of any dividends. See “ITEM 1A. RISK FACTORS – Risks related to Our Business and Structure – We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.”

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of investors who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional Common Stock as described below.

The number of shares to be issued to a stockholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the dividend payable to such stockholder by (i) prior to an IPO, the net asset value per share of our Common Stock as of the last day, adjusted for the amount of the dividend payable, of our fiscal quarter immediately preceding the date such dividend was declared (the “Reference NAV”); provided that in the event a dividend is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share of our Common Stock as of such day, adjusted for the amount of the dividend payable; or, (ii) following an IPO, the market price of our Common Stock. The number of shares to be issued to the stockholder pursuant to the foregoing shall be rounded downward to the nearest whole share to avoid the issuance of fractional shares, with any fractional shares being paid in cash. We intend to use primarily newly issued shares to implement the plan.

No action will be required on the part of a registered stockholder to have its cash dividend or other distribution reinvested in our Common Stock. A registered stockholder will be able to elect to receive an entire cash dividend in cash by notifying the Adviser in writing, so that such notice is received by the Adviser no later than 10 days prior to the record date for dividends to the stockholders.

There are no brokerage charges or other charges to stockholders who participate in the plan. The plan is terminable by us upon notice in writing mailed to each stockholder of record at least 30 days prior to any record date for the payment of any distribution by us.

Employees

Each of our executive officers is an employee of our Adviser or its affiliates. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser or its affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Our day-to-day investment operations are managed by our Adviser and the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Adviser or its affiliates. This Investment Team focuses on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s chief compliance officer, chief financial officer, and other professionals who spend time on such related activities (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company). See “Advisory Agreement; Administration Agreement; License Agreement” above.

Fees and Expenses

The costs associated with investment professionals and staff of the Adviser, when and to the extent engaged in providing us investment advisory and management services are paid for by the Adviser.

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

•	our initial organization costs incurred prior to the commencement of our operations (up to an aggregate of $1,500,000);

•	calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);

•

expenses, including travel expenses, incurred by the Adviser, or members of the Investment Team, or payable to third parties, in respect of due diligence on prospective portfolio companies and, if necessary, in respect of enforcing our rights with respect to investments in existing portfolio companies;

•	the costs of future offerings of our Common Stock and other securities, if any;

•	the Management Fee and any Incentive Fee;

•	certain costs and expenses relating to distributions paid on our shares;

•	administration fees payable under our Administration Agreement;

•	debt service and other costs of borrowings or other financing arrangements;

•	the Adviser’s allocable share of costs incurred in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making or holding investments;

•	transfer agent and custodial fees;

•	costs of hedging;

•	commissions and other compensation payable to brokers or dealers;

•	taxes;

•	Independent Director fees and expenses;

•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

•

the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	our fidelity bond (as described more fully under “Regulation as a Business Development Company” below);

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit, accounting, consulting and legal costs;

•	following an IPO, costs and expenses incurred by the Adviser relating to the marketing of the Company’s financing services to prospective portfolio companies; and

•	all other expenses reasonably incurred by us in connection with making investments and administering our business.

During the year ended December 31, 2011, our initial organization costs exceeded $1.5 million and accordingly, a corresponding amount has been recorded in the consolidated financial statements and paid to our Adviser in accordance with the Administration Agreement. In addition, from time to time, the Adviser pays amounts owed by us to third-party providers of goods or services. We subsequently reimburse the Adviser for such amounts paid on our behalf. We also reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s chief compliance officer, chief financial officer, and other professionals who spend time on such related activities (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).

All of the expenses described above are ultimately borne by our stockholders.

Regulation as a Business Development Company

We are regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2011, our asset coverage was 211.7%.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, the Company generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intended status to be a RIC for U.S. tax purposes. See “Regulated Investment Company Classification” for more information.

We are generally not able to issue and sell our Common Stock at a price below net asset value per share. See “ITEM 1A. RISK FACTORS—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.” We may, however, issue and sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then current net asset value of our Common Stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities. In addition, we may generally issue new Common Stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including our officers, directors, investment adviser, and principal underwriters, and certain of their affiliates, without the prior approval of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). We have applied for an exemptive order from the SEC that would permit us to co-invest with funds or other pools of capital or persons managed by TPG or its affiliates. Such order, if granted, will be subject to certain terms and conditions and there can be no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that the Company will be permitted to co-invest with funds managed by TPG, other than in the limited circumstances currently permitted by regulatory guidance. See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “ITEM 1A. RISK FACTORS—Risks Relating to Our Business and Structure.”

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•

is not an investment company (other than a small business investment company wholly-owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	has an equity market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company that we control.

•

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Senior Securities

As a BDC, the Company generally must have 200% asset coverage for its debt after incurring any new indebtedness, meaning that the total value of the Company’s assets must be at least twice the amount of the debt (i.e., 50% leverage). As of December 31, 2011, our asset coverage was 211.7%.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or publicly-traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Relating to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred stock, which is considered “senior securities” and thus is subject to the 200% asset coverage requirement described above. In addition, (i) preferred stock must have the same voting rights as the common stockholders (one share, one vote); and, (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

Code of Ethics

We and our Adviser have each adopted a code of business conduct and ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. The code applies to our officers and directors, including our Chief Executive Officer and Chief Financial Officer, and employees of our Adviser. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to us at 301 Commerce Street, Suite 3300, Fort Worth, Texas, 76102.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. The chief compliance officer of TPG serves as our chief compliance officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management will in the future be required to prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. The guidelines are reviewed periodically by our investment adviser and our non-interested directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser will vote all proxies based upon the guiding principle of seeking the maximization of the ultimate long term economic value of our stockholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. All proxy voting decisions will require a mandatory conflicts of interest review by the Company’s chief compliance officer in accordance with these policies and procedures, which will include consideration of whether the Adviser or any investment professional or other person recommending how to vote the proxy has an interest in how the proxy is voted that may present a conflict of interest. It is the Adviser’s general policy to vote or give consent on all matters presented to security holders in any proxy, and these policies and procedures have been designed with that in mind. However, the Adviser reserves the right to abstain on any particular vote or otherwise withhold its vote or consent on any matter if, in the judgment of the Company’s chief compliance officer or the relevant investment professional(s) employed by the Adviser, the costs associated with voting such proxy outweigh the benefits to our stockholders or if the circumstances make such an abstention or withholding otherwise advisable and in the best interest of the relevant stockholder(s).

Privacy Principles

We are committed to maintaining the confidentiality, integrity and security of nonpublic personal information relating to investors. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for legitimate business purposes, for example, in order to service the investor’s accounts or provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by our investors in investor subscription agreements or our organizational documents; (ii) as required by law or in connection with regulatory or law enforcement inquiries; or, (iii) as otherwise permitted by law to the extent necessary to effect, administer or enforce investor or Company transactions.

Any party that receives nonpublic personal information relating to investors from the Company is permitted to use the information only for legitimate business purposes or as otherwise required or permitted by applicable law or regulation. In this regard, for officers, employees and agents of the Company and its affiliates, access to such information is restricted to those who need such access in order to provide services to the Company and investors. The Company maintains physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

Because we do not currently maintain a corporate website, we do not, except as required in the context of proxy statements, intend to make available on a website our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. We do intend, however, to provide electronic or paper copies of our filings free of charge upon request. Requests may be made in writing addressed to us at 301 Commerce Street, Suite 3300, Fort Worth, Texas, 76102.

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains such information.

Regulated Investment Company Classification.

We intend to qualify as a RIC for U.S. tax purposes. Our status as a RIC will enable us to deduct qualifying distributions to our stockholders in computing our taxable income, so that we will be subject to U.S. federal income taxation only in respect of earnings that we retain and do not distribute. In addition, certain distributions that we make to our stockholders may be eligible for look-through tax treatment determined by reference to the earnings from which the distribution is made.

In order to qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90% of our gross income from dividends, interest, gains from the sale or other disposition of stock or securities and other specified categories of investment income; and (b) diversify our holdings so that, subject to certain exceptions and cure periods, at the end of each quarter (i) at least 50% of the value of our total assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if our holdings of such issuer are greater in value than 5% of our total assets and greater than 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of our assets may be invested in securities of any one issuer, the securities of any two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

As a RIC, in any taxable year with respect to which we distribute at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gain reduced by deductible expenses), we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to stockholders. In addition, to avoid the imposition of a nondeductible 4% excise tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

•	at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

•	at least 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year; and

•	any undistributed amounts from previous years on which we paid no U.S. federal income tax.

We generally expect to distribute all of our earnings on a quarterly basis, but will reinvest dividends on behalf of those investors that do not elect to receive their dividends in cash. See “Dividend Policy” and “Dividend Reinvestment Plan” for a description of our dividend policy and obligations. One or more of the considerations described below, however, could result in the deferral of dividend distributions until the end of the fiscal year:

•

We may make investments that are subject to tax rules that require us to include amounts in our income before we receive cash corresponding to that income or that defer or limit our ability to claim the benefit of deductions or losses. For example, if we hold securities issued with original issue discount, that discount may be accrued in income on a tax basis before we receive any corresponding cash payments.

•

In cases where our taxable income exceeds our available cash flow, we will need to fund distributions with the proceeds of sale of securities or with borrowed money, and will raise funds for this purpose opportunistically over the course of the year.

•

The withholding tax treatment of certain dividends payable to non-U.S. stockholders generally will depend on the extension by Congress of the pass-through rules applicable to “interest-related dividends” and “short-term capital gain dividends” for taxable years beginning after December 31, 2011, and we may defer dividends to all stockholders pending the resolution of this issue in those periods.

In certain circumstances (e.g., where we are required to recognize income before or without receiving cash representing such income), we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding income and excise taxes. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level income tax.

While we intend to distribute income and capital gains to the extent necessary to avoid or minimize exposure to the 4% excise tax, we may not be able to distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

If in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to our stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our stockholders their share of the foreign taxes paid by us.

ITEM 1A. RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face. We may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the price of our Common Stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a newly-formed company with little operating history.

We commenced our investing activities beginning July 8, 2011. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. We anticipate that it may take multiple years to invest substantially all of the capital commitments we received from the Private Offerings and other sources due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies. To the extent required to comply with diversification requirements during the startup period, we will use funds to invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of suitable portfolio investments. We may not be able to pay any significant dividends during this period, and any such dividends may be substantially lower than the dividends we expect to pay when our portfolio is fully invested.

We will pay a Management Fee to the Adviser throughout this interim period. If the Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

We are dependent upon management personnel of the Adviser for our future success.

We depend on the experience, diligence, skill and network of business contacts of the Adviser’s senior investment professionals. The senior investment professionals, together with other investment professionals that the Adviser currently retains or may subsequently retain, identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our success will depend to a significant extent on the continued service and coordination of the Adviser’s senior investment professionals. The departure of any of the Adviser’s key personnel, including members of the Adviser’s Investment Review Committee, or the investment professionals or partners of TPG, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that the Adviser will remain our investment adviser or that we will continue to have access to TPG or its investment professionals.

The Adviser and its management have no prior experience managing a BDC.

The senior investment professionals of the Adviser have no prior experience managing a business development company, and the investment philosophy and techniques used by the Adviser to manage a public company may differ from the investment philosophy and techniques previously employed by the Adviser’s senior investment professionals in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other businesses or companies with which the Adviser’s senior investment professionals have been affiliated, and we caution you that our investment returns could be substantially lower than the returns achieved by such other companies.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

The 1940 Act imposes numerous constraints on the operations of business development companies. See “ITEM 1. BUSINESS. —Regulation as a Business Development Company” for a discussion of business development company limitations. For example, business development companies are required to invest at least 70% of their total assets in securities of nonpublic or thinly traded U.S. companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. These constraints may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a business development company affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The 1940 Act limits our ability to issue debt and preferred stock (“senior securities”) to amounts such that our asset coverage ratio is at least 200% of assets less liabilities and other indebtedness. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous.

We are not generally able to issue and sell our Common Stock at a price below net asset value per share. We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then-current net asset value per share of our Common Stock if our Board determines that a sale is in the best interests of us and our stockholders and our stockholders approve it.

We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.

As part of our business strategy, we borrow from and may in the future issue senior debt securities to banks, insurance companies, and other lenders. Holders of these senior securities will have fixed-dollar claims on our assets, or undrawn capital available to us that are superior to the claims of our stockholders. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share dividend payments. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, the Management Fee will be payable based on our gross assets, including those assets acquired through the use of leverage.

Furthermore, our Revolving Credit Facility imposes financial and operating covenants that restrict our business activities, our ability to call capital, remedies on default and similar matters. As of the date of this Annual Report, we are in compliance with the covenants of the Revolving Credit Facility. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Revolving Credit Facility. Failure to comply with these covenants could result in a default under the Revolving Credit Facility that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

We operate in a highly competitive market for investment opportunities.

Other entities, including commercial banks, commercial financing companies, other business development companies and insurance companies compete with us to make the types of investments that we plan to make in middle-market companies. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we will have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a business development company or the restrictions that the Code will impose on us as a RIC.

If we are unable to source investments or manage future growth effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our investment team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. In addition to monitoring the performance of our existing investments, members of our investment team may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. To grow, our Adviser needs to continue to hire, train, supervise and manage new employees. However, we cannot provide assurance that any such employees will contribute to the success of our business. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable.

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable. Following an IPO, the Management Fee will be calculated as a percentage of the value of our gross assets at a specific time. Accordingly, the Management Fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, one component of the Incentive Fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe the Adviser an Incentive Fee during one year as a result of realized capital gains on certain investments, and then later incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years. See “ITEM 1. BUSINESS. —Advisory Agreement; Administration Agreement; License Agreement.”

In addition, the Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. The Adviser receives the Incentive Fee based, in part, upon capital gains realized on our investments. Unlike the portion of the Incentive Fee that is based on income, there is no hurdle rate applicable to the portion of the Incentive Fee based on capital gains. As a result, the Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

We will incur corporate-level income tax costs if we are unable to qualify as a RIC for U.S. tax purposes or if we are not able to distribute all of our income in a timely fashion. Although we intend to elect to be treated as a RIC for U.S. tax purposes, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status for U.S. tax purposes and claim a dividends paid deduction in computing taxable income, we must meet the following distribution, income source and asset diversification requirements:

•

We must distribute to our stockholders on an annual basis at least 90% of the sum of our net ordinary income and any realized net short-term capital gains in excess of the realized net long-term capital losses (i.e., “investment company taxable income”), if any, plus net tax exempt income of the Company. In the event we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, as discussed in more detail below, our income for tax purposes may exceed our available cash flow. If we are unable to obtain cash from other sources, we could fail to maintain our status as a RIC for U.S. tax purposes and thus become subject to corporate-level income tax.

•	We must derive at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of or other disposition of stock or securities or similar sources.

•

We must meet specified asset diversification requirements at the end of each quarter of our taxable year. The need to satisfy these requirements in order to prevent the loss of RIC status may result in our having to dispose of certain investments quickly on unfavorable terms. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify as a RIC for any reason in any particular taxable year, the resulting federal income tax liability could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

Our investment adviser and its affiliates, officers and employees have certain conflicts of interest.

The Adviser, its officers and employees and members of its investment committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or its affiliates. In any such case, if the Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our Common Stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Changes to the laws and regulations governing our operations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. These changes could result in material differences to the strategies and plans described herein and may result in our investment focus shifting.

On July 21, 2010, the Dodd-Frank Act was signed into law. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Our investment adviser’s liability is limited under the Advisory Agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our investment adviser has not assumed any responsibility to us other than to render the services described in the Advisory Agreement, and it will not be responsible for any action of our Board in declining to follow our investment adviser’s advice or recommendations. Pursuant to the Advisory Agreement, our investment adviser and its managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it will not be liable to the Company for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Advisory Agreement or otherwise as an investment adviser of the Company (except to the extent specified in Section 36(b) of the Investment Company Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). We have agreed to the fullest extent permitted by law, to provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he/she is or was a member, manager, officer, employee, agent, controlling person or any other person or entity affiliated with the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our investment adviser in the performance of their duties under the Advisory Agreement, other than acts not in good faith with the reasonable belief that the conduct was in, or not opposed to, the best interest of the Company, and conduct constituting gross negligence, bad faith, reckless disregard, or willful misconduct. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the value of our Common Stock may decline. In addition, our Board has the authority to remove the Adviser or choose to not renew the Advisory Agreement.

To the extent that we do not realize income or choose not to retain after-tax realized capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

In order to maintain our status as a RIC for U.S. tax purposes, we must, in each taxable year, distribute (or be deemed to distribute) dividends equal to at least 90% of our investment company taxable income for such taxable year and may either distribute or retain our realized net capital gains from investments. Unless investors elect to reinvest dividends, earnings that we are required to distribute to stockholders will not be available to fund future investments. Accordingly, we may have insufficient funds to make new and follow-on investments, which could have a material adverse effect on our financial condition and results of operations. Because of the structure and objectives of our business, we may experience operating losses and expect to rely on proceeds from sales of investments, rather than on interest and dividend income, to pay our operating expenses. There is no assurance that we will be able to sell our investments and thereby fund our operating expenses.

We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly operating results as a result of a number of factors, including, but not limited to, interest rates payable on the investments we make, changes in realized and unrealized gains and losses, the level of our expenses, and default rates on our investments. As a result of these and other possible factors, results for any period should not be relied upon as being indicative of performance in future periods.

Any failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us.

Risks Related to Economic Conditions

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The U.S. capital markets experienced extreme volatility and disruption over the past several years, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. While recent indicators suggest modest improvement in the capital markets, we cannot provide any assurance that these conditions will not worsen. If these conditions continue or worsen, the prolonged period of market illiquidity may have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which would have an adverse effect on our results of operations.

Many of our portfolio companies are and may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments.

The downgrade of the U.S. credit rating and uncertainty about the financial stability of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody’s and Fitch Ratings. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. To the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, our business, including our ability to launch or complete an IPO, and results of operations could be significantly and adversely affected.

Risks Related to our Common Stock

We are currently in a period of capital markets disruption and volatility and do not expect these conditions to improve in the near future; as a result, we may be unable to list our Common Stock.

The U.S. capital markets have been experiencing extreme volatility and disruption for more than three years. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These conditions could limit our investment originations, limit our portfolio companies’ ability to grow, have an adverse impact on our ability to exit investments when desirable, negatively impact our operating results, and adversely affect our ability to raise capital.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. Although a portion of our expected earnings and dividend distributions will be attributable to net interest income, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly dividend payments.

In certain cases, we may recognize income before or without receiving cash representing the income. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may delay distributions during a year until we generate cash or we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.

In addition, all or a portion of the dividends paid by the Company to non-U.S. shareholders will be exempt from U.S. nonresident withholding taxes to the extent such dividends are derived from the Company’s qualified interest income or qualified short-term capital gains, as defined in the Code. However, this exemption from U.S. nonresident withholding tax no longer applies in the case of dividends paid with respect to any taxable year of the Company beginning after December 31, 2011. Therefore, the withholding tax treatment of our distributions to certain of our non-U.S. stockholders will depend on whether and when Congress enacts legislation extending this U.S. nonresident withholding tax exemption and we may elect to defer the payment of dividends in any year pending the resolution of this issue.

Since we expect to have an average holding period for our portfolio company investments of two to four years, it is unlikely we will generate any capital gains during our initial years of operation and thus we are likely to pay dividends in those years principally from interest we receive from our initial and follow-on investments prior to the sale or refinancing of loans we make. Moreover, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, the middle-market companies in which we intend to invest are generally more susceptible to economic downturns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods, including the current economic environment. Any such defaults could substantially reduce our net investment income available for distribution in the form of dividends to our stockholders.

You may be subject to filing requirements under the 1934 Act as a result of your investment in the Company.

Because our Common Stock are registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our Common Stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Although we will provide in our quarterly statements the amount of outstanding shares and the amount of the investor’s shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor.

You may be subject to the short-swing profits rules under the 1934 Act as a result of your investment in the Company.

Persons with the right to appoint a director or who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered shares within a six-month period.

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

We have adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of investors who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional Common Stock, rather than receiving the cash dividend or other distribution. See “ITEM 1. Our Business—Dividend Policy” and “ITEM 1. Our Business—Dividend Reinvestment Plan” for a description of our dividend policy and obligations. Stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our Common Stock over time.

Risks Related to Our Portfolio Company Investments

Our investments are very risky and highly speculative.

We invest primarily in senior secured term loans, and select mezzanine and/or equity investments issued by middle-market companies.

Senior Secured Loans. When we make a senior secured loan, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be, or could become, subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine or Other Junior Debt. Our junior debt investments generally will be subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments. When we invest in senior secured loans or mezzanine loans, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in middle-market companies involves a number of significant risks, including:

•

such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

such companies generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

Investments are valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of investments that are not publicly traded or whose market prices are not readily available will be determined in good faith by the Board, which is supported by the valuation committee of our Adviser and by the audit committee of our Board. Pursuant to a letter agreement, the Board has retained Duff & Phelps, a global independent provider of financial advisory and investment banking services, to assist the Board by performing certain limited third-party valuation services. In accordance with our valuation policy, investment professionals from the Adviser will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our investments and the type of asset being valued. The participation of the Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our Common Stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our portfolio securities may be thinly traded and, as a result, the lack of liquidity in our investments may adversely affect our business.

We generally make loans to private companies. The illiquidity of these investments may make it difficult for us to sell positions if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded such investments.

In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or if we have material non-public information regarding that company.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio is currently concentrated in a limited number of portfolio companies and industries and may continue to be in the near future. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. tax purposes, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

We may enter into collateralized loan obligations, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our investments, including through the formation of one or more collateralized loan obligations (“CLOs”), while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by the Company may be considered a “non-qualifying asset” for purposes of Section 55 of the 1940 Act.

If the Company creates a CLO, the Company depends on distributions from the CLO’s assets out of its earnings and cash flows to enable it to make distributions to its stockholders. The ability of a CLO to make distributions or pay dividends will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owners of the CLO equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO and we will rank behind all creditors of the CLO.

Because we currently do not hold, and likely will not hold, controlling interests in our portfolio companies, we may not be in a position to exercise control over such portfolio companies or to prevent decisions by management of such portfolio companies that could decrease the value of our investments.

We are a lender, and loans (and any equity investments we make) will be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in. As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the equityholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

We are exposed to risks associated with changes in interest rates.

The majority of our debt investments are based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our Common Stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Stock.

A portion of our debt securities may be rated below investment grade, or of comparable quality, and may be considered speculative.

Our investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally recognized statistical rating agencies at the time of investment or may be unrated but determined by the Adviser to be of comparable quality. Loans or debt securities rated below investment grade are considered speculative with respect to the issuer’s capacity to pay interest and repay principal.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

We may be exposed to special risks associated with bankruptcy cases.

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the 1940 Act.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (3) attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. However, doing so could be placing even more capital at risk. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We have applied for an exemptive order from the SEC that would permit us and certain of our affiliates, including investment funds managed by our affiliates, to co-invest. Any such order will be subject to certain terms and conditions and there can be no assurance that such order will be granted by the SEC. Accordingly, we cannot assure you that we or our affiliates, including investment funds managed by our affiliates, will be permitted to co-invest, other than in the limited circumstances currently permitted by regulatory guidance or in the absence of a joint transaction.

We cannot guarantee that we will be able to obtain various required state licenses.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

We have broad discretion over the use of proceeds of the funds we raise from investors and use proceeds in part to satisfy operating expenses.

There can be no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy substantially all of the net proceeds of the offering in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the net proceeds of the offering within our contemplated timeframe after the completion of the offering, our investment income, and in turn our results of operations, will likely be materially adversely affected.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments. We may also expose ourselves to risks if we engage in hedging transactions.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “RISK FACTORS—Risk Relating to Our Portfolio Company Investments—We are exposed to risks associated with changes in interest rates.”

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount, or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause the Company to recognize taxable income for U.S. federal tax purposes and make taxable distributions to Company shareholders to preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by the Company, the Company may be required to borrow money or dispose of other investments to be able to make distributions to its shareholders. These and other issues will be considered by the Company, to the extent determined necessary, in order that the Company minimizes the level of any U.S. federal income or excise tax that the Company would otherwise incur. See “ITEM 1. Regulated Investment Company Classification.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive office at 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until an IPO, our outstanding Common Stock will be offered and sold in transactions exempt from registration under the 1933 Act under section 4(2) and Regulation D. There is currently no public market for our Common Stock, nor can we give any assurance that one will develop.

Because our Common Stock is being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Common Stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted; and, (ii) the Common Stock is registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Stock and to execute such other instruments or certifications as are reasonably required by us.

Dividends

The following table summarizes our dividends declared during the year ended December 31, 2011:

Date Declared	Record Date	Payment Date	Dividend per Share
December 31, 2011	December 31, 2011	January 30, 2012	$3.68

Total Declared during the year ended December 31, 2011			$3.68

The dividend declared during the year ended December 31, 2011, was derived from net investment income determined on a tax basis.

See “ITEM 1. Our Business—Dividend Policy” and “ITEM 1. Our Business—Dividend Reinvestment Plan” for a description of our dividend policy and obligations.

Issuer purchases of equity securities

The following table provides information regarding purchases of our Common Stock by our Adviser and its affiliates for each month in the three month period ended December 31, 2011:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2011	$—	—	—	$—
November 2011	—	—	—	—
December 2011	986.98	2,864	2,864	60,300,126

Total	$986.98	2,864	2,864	$60,300,126

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the year ended December 31, 2011 and as of December 31, 2010, and for the period from July 21, 2010 (inception) to December 31, 2010 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

($ in millions)	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Consolidated Statements of Operations Data
Income
Total Investment Income	$5.3	$—
Expenses
Net Expenses	6.8	—
Net Investment Loss	(1.5)	—
Total Net Unrealized Gains	2.3	—
Increase in Net Assets Resulting from Operations	0.8	—

	December 31,
($ in millions)	2011	2010
Consolidated Balance Sheet Data
Cash and cash equivalents	$143.7	$—
Total assets	$332.2	$—
Total debt	$155.0	$—
Other Data:
Number of Portfolio Companies at Year End	7	—
Amount of Investments Originally Funded during the Year (1)	$184.2	$—
Average Total Investment in New Portfolio Companies	$27.3	$—
Total Return Based on Net Asset Value (2)	n.m.	N/A
Weighted Average Yield of Debt and Income Producing Securities at Fair Value (3)	11.4%	N/A
Weighted Average Yield of Debt and Income Producing Securities at Amortized Cost (3)	11.5%	N/A

(1)	Amount of investments originally funded includes amounts originally funded on term loans and revolving credit facilities, but not amounts subsequently paid by borrowers in the period.
(2)	Information is not meaningful. U.S. GAAP requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. Calculating total return in such a manner does not adjust for the effect of the initial seed funding as part of the Company’s formation (at $1 per share). Excluding the effect of the initial seed funding, total return for the period July 1, 2011 through December 31, 2011 would be (1.58%).
(3)	Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between the Company and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at fair value and income producing securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between the Company and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at amortized cost.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis should be read in conjunction with ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “ITEM 1A. RISK FACTORS” Actual results may differ materially from those contained in any forward-looking statements.

Overview

We were incorporated under the laws of the State of Delaware on July 21, 2010. We elected to be treated as a business development company under the 1940 Act, and intend to elect to be treated as a regulated investment company for federal income tax purposes. As such, we are required to comply with various statutory and regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,”

source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. See “ITEM 1. BUSINESS. Regulation as a Business Development Company” and “ITEM 1.BUSINESS. Regulated Investment Company Classification.”

There was no operating activity in the period from July 21, 2010 (inception) to December 31, 2010.

On July 8, 2011, we closed on our first portfolio company investment and accordingly ceased being a development stage company.

Portfolio Investment Activity

Our investment activity during the year ended December 31, 2011, is presented below:

($ in millions)	Year Ended December 31, 2011
Amount of investments originally funded (1):
Senior term debt	$159.5
Corporate bonds	14.1
Senior secured revolving loan	0.7
Preferred equity/mezzanine investments and other	9.9

Total	$184.2

New investment commitments (2):
New portfolio companies	$6.8
Average Total Investment in New Portfolio Companies (3):	$27.3

(1)	Amount of investments originally funded includes amounts originally funded on term loans and revolving credit facilities, but not amounts subsequently paid by borrowers in the period.
(2)	New investment commitments include new agreements to fund revolving credit facilities and term loans not funded at closing.
(3)	“Average Total Investment in New Portfolio Companies” is computed as the average of all debt and equity investments made during the period, including investment commitments not yet funded.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of December 31, 2011, were as follows:

	December 31, 2011
	Fair Value	Amortized Cost
Senior term debt	10.6%	10.7%
Corporate bonds	20.1%	19.9%
Debt and income producing securities	11.4%	11.5%

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

Investment income for the year ended December 31, 2011, was $5.3 million, substantially all of which consisted of interest income. Investment income from non-controlled, non-affiliated investments was $4.1 million while investment income from non-controlled, affiliated investments was $1.2 million.

Expenses

Our primary operating expenses include the payment of the Management Fee and, depending on our operating results, the Incentive Fee, expenses reimbursable under the Administration Agreement and the Advisory Agreement, and other direct expenses that we incur, such as compensation for our Board and interest payable for borrowings. The Management Fee and Incentive Fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring, and realizing our investments. Under the terms of the Administration Agreement, our Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to our Adviser under the terms of the Administration Agreement. We bear all other costs and expenses of our operations and transactions.

Expenses for the year ended December 31, 2011, were $6.8 million which consisted of $1.5 million of initial organization costs for which we were required to reimburse the Adviser in accordance with the Administration Agreement, $0.8 million of interest expense, $1.6 million in Management Fees (net of waivers), $0.3 million in Incentive Fees, $1.6 million in professional fees, $0.2 million in directors’ fees, and $0.8 million in other general and administrative expenses.

Net Unrealized Gains/Losses

We value our investments quarterly and any changes in fair value are recorded as unrealized gains or losses. See “Critical Accounting Policies—Investments at Fair Value.”

As of December 31, 2011, net unrealized gains and losses on our investment portfolio were comprised of the following:

($ in millions)	December 31, 2011
Unrealized appreciation	$2.4
Unrealized depreciation	(0.1)

Net unrealized gains	$2.3

The changes in unrealized appreciation (depreciation) for the year ended December 31, 2011, consisted of the following:

($ in millions)	Net unrealized appreciation (depreciation)
AFS Technologies, Inc.	$0.9
Center Cut Hospitality, Inc.	0.3
CMS-XKO Holding Company, LP	0.1
Ecommerce Industries, Inc.	0.3
MSC.Software Corporation	0.7
Rare Restaurant Group, LLC	(0.1)
Rogue Wave Holdings, Inc.	0.1

Total	$2.3

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of various instruments, including futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

We did not enter into any interest rate, foreign exchange or other derivative agreements during the year ended December 31, 2011.

Financial Condition, Liquidity and Capital Resources

At December 31, 2011, we had $143.7 million in cash and cash equivalents on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Adviser); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our shares.

We expect to generate additional cash from (1) cash flows from operations; (2) future offerings of our common or preferred stock; and, (3) borrowings from banks or other lenders.

Cash and cash equivalents on hand, combined with our unfunded capital commitments of $1.0 billion, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the year ended December 31, 2011, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including our Adviser, providing for the private placement of our Common Stock. Offering costs associated with the private placements were absorbed by the Adviser. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of 10 business days’ prior notice. As of December 31, 2011, we had received capital commitments totaling $1.2 billion, of which $70.4 million was from our Adviser and its affiliates. One of our investors has made a capital commitment to the Company in an amount that will automatically increase upon the closing of each Private Offering of our Common Stock based on a percentage of the total capital commitments of all investors, up to a specified maximum capital commitment. If this investor was required to make the full amount of its maximum capital commitment as of December 31, 2011, our total capital commitments would have increased by $14.1 million as of such date.

During the year ended December 31, 2011, we delivered drawdown notices to our investors relating to the issuance of 176,532 shares of our Common Stock for aggregate offering proceeds of $173 million. See Note 8 to our consolidated financial statements for the dates and amounts of our drawdowns. Proceeds from the issuances were used to commence our investing activities and for other general corporate purposes.

In addition, on June 29, 2011, we repurchased 999 shares of our Common Stock issued as part of our formation from Tarrant Advisors, Inc., an affiliate of ours and our Adviser, for $999. The repurchased shares are held in treasury shares, at cost, as of December 31, 2011.

Revolving Credit Facility

On September 28, 2011, we entered into the Initial Revolving Credit Facility with Deutsche Bank Trust Company Americas (“DBTCA”) as administrative agent (the “Administrative Agent”), and DBTCA and certain of its affiliates as lenders. The maximum principal amount of the Initial Revolving Credit Facility was $150 million, subject to availability under the borrowing base. On December 22, 2011, the Initial Revolving Credit Facility was amended and restated (the “Revolving Credit Facility”). Under the Revolving Credit Facility, the maximum principal amount was increased from $150 million to $250 million, including up to $75 million available for standby letters of credit, subject in each case to availability under a borrowing base which is based on unfunded capital commitments and outstanding indebtedness. The maximum principal amount of the Revolving Credit Facility may be increased to up to $300 million upon request of the Company within twelve months of closing and subject payment of an additional fee. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes.

The Revolving Credit Facility matures upon the earlier of the date two (2) years from the Closing Date and 25 days prior to a qualifying initial public offering of the Company.

The Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s private investors, including assignment of the right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto, and a pledge of the collateral account into which all capital calls flow.

Interest rates on obligations under the Revolving Credit Facility are based on prevailing LIBOR or prime lending rate plus an applicable margin. We may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee on undrawn amounts depending on the average usage of the Revolving Credit Facility. In respect of each letter of credit, the Company will pay a fee and a fixed rate while the letter of credit is outstanding.

The Revolving Credit Facility contains customary covenants on us and our subsidiaries, including requirements to deposit all capital call proceeds into a collateral account, restrict certain distributions, and restrict certain types and amounts of indebtedness. The Revolving Credit Facility includes customary events of default.

Transfers of interests in the Company by investors will require the prior consent of the Administrative Agent, which shall not be unreasonably withheld or delayed. Such transfers may trigger mandatory prepayment obligations.

In connection with the closing of the Initial Revolving Credit Facility and the Revolving Credit Facility, we paid fees totaling $2.1 million. Such fees have been capitalized as debt issuance costs included in Prepaid expenses and other assets and are being amortized over the life of the Revolving Credit Facility.

As of December 31, 2011, we had $155 million outstanding and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See Note 6 to our consolidated financial statements for the year ended December 31, 2011, for more detail on the Revolving Credit Facility.

Off Balance Sheet Arrangements

Information on our off balance sheet arrangements is contained in Note 7 to our consolidated financial statements for the year ended December 31, 2011, included in this annual report on Form 10-K.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2011, are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility.	$155	$—	$155	$—	$—

Total	$155	$—	$155	$—	$—

In addition to the contractual payment obligations in the table above, we also have commitments to fund investments. See “Off Balance Sheet Arrangements.”

Current Economic Environment

The U.S. capital markets have been experiencing extreme volatility and disruption for more than three years, and we believe that the U.S. economy has not fully recovered from a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These conditions could limit our investment originations, limit our ability to grow, negatively impact our operating results, and delay or prevent us from launching or completing an IPO.

Recent Developments

On January 31, 2012, the Company entered into $45 million of subscription agreements with several investors providing for the private placement of the Company’s Common Stock which, when combined with increased commitments from existing investors, increased the total committed capital to $1.3 billion ($1.1 billion unfunded), of which $96.2 million ($86.1 million unfunded) is from the Adviser and its affiliates.

On February 1, 2012, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 6,525 shares of the Company’s Common Stock for an aggregate offering price of $6.4 million. The shares were issued on February 15, 2012.

On February 8, 2012, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 35,521 shares of the Company’s Common Stock for an aggregate offering price of $35 million. The shares were issued on February 22, 2012.

On March 16, 2012, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 76,137 shares of the Company’s Common Stock for an aggregate offering price of $75 million. The shares are expected to be issued on March 29, 2012.

Critical Accounting Policies

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our risk factors as disclosed in “ITEM 1A. RISK FACTORS.”

Investments at Fair Value

Investment transactions purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the funding date which is generally the date of the binding commitment. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses on investments realized during the period.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board, based on, among other things, the input of our Adviser, Audit Committee and an independent third-party valuation firm engaged at the direction of our Board. As of December 31, 2011, the values of all of our investments are determined by our Board.

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

Our Board undertakes a multi-step valuation process each quarter, as summarized below:

•

The quarterly valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

•	Our Adviser’s management reviews the preliminary valuations with the investment professionals; agreed-upon valuation recommendations are presented to the Audit Committee.

•	The Audit Committee reviews the valuations presented and recommends values for each investment to our Board.

•

Our Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of our Adviser and Audit Committee and, where applicable, other third parties.

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged an independent third party valuation firm to perform certain limited procedures that the Board identified and requested it to perform. Upon completion of such limited procedures, the third party valuation firm undertakes to determine if the fair value of those investments, as determined by the Board, subjected to their limited procedures is reasonable.

We apply Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider the principal market to be the market that has the greatest volume and level of activity and/or which we expect to exit our investments. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.

Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

See Note 5 to our consolidated financial statements included in this 10-K for more information on the fair value of our investments.

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

Income Taxes

We elected to be treated as a BDC under the 1940 Act. We intend to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Our accounting policy on income taxes is critical because if we are unable to qualify, or once qualified, maintain our status, as a RIC, we would be required to record a provision for corporate-level U.S. federal income taxes which may be significant to our financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and interest rate risk. We currently do not hedge our exposure to these risks.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 to our consolidated financial statements for the year ended December 31, 2011 included in this annual report on Form 10-K, for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of December 31, 2011, the majority of the investments at fair value in our portfolio were at variable rates. The Revolving Credit Facility also bears interest at floating rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our balance sheet at December 31, 2011, the following table shows the impact on net income for the year ended December 31, 2011, of base rate changes in interest rates (considering interest rate floors and ceilings for variable rate instruments) assuming no changes in our investment and borrowing structure:

($ in millions) Basis Point Change	Increase (Decrease) to Interest Income	Increase (Decrease) to Interest Expense	Increase (Decrease) to Net Income
Up 300 basis points	$1.3	$0.4	$0.9
Up 200 basis points	0.9	0.2	0.7
Up 100 basis points	0.4	0.1	0.3
Down 100 basis points	(0.3)	(0.1)	(0.2)
Down 200 basis points	—	(0.2)	0.2
Down 300 basis points	—	(0.4)	0.4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements are set forth herein commencing on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements – Financial statements are included in ITEM 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

(2)	Financial Statement Schedules – None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

(3)	Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

4.1	Form of Subscription Agreement in connection with the Private Offerings (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 14, 2011).

4.2	Form of Common Stock Certificate.

10.1	Form of Indemnification Agreement between the Company and certain officers and directors (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

10.2	Administration Agreement, dated as of March 15, 2011, between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2011).

10.3	Amended and Restated Investment Advisory and Management Agreement, dated December 13, 2011, between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2011).

10.4	Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.5	First Amendment to Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

Exhibit No	Description of Exhibits

10.6	Amended and Restated Revolving Credit Agreement, dated December 22, 2011, among TPG. Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party.

10.7	Dividend Reinvestment Plan of TPG Specialty Lending, Inc.

10.8	Custody Agreement dated June 26, 2011.

21.1	Subsidiaries of TPG Specialty Lending, Inc.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2012	TPG SPECIALTY LENDING, INC.

/s/ Michael Fishman
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman and Ronald Cami, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2011, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2012.

Signature	Title

/s/ Michael Fishman	Chief Executive Officer and a Director (Principal Executive Officer)

/s/ John E. Viola	Chief Financial Officer (Principal Financial Officer)

/s/ Alan Kirshenbaum	Vice President (Principal Accounting Officer)

/s/ Joshua Easterly	Director and Chairman of the Board of Directors

/s/ John Ross	Director and Chairman of the Audit Committee

/s/ Richard Higginbotham	Director

/s/ Ronald Tanemura	Director

TPG SPECIALTY LENDING, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for Year Ended December 31, 2011 and the period from July 21, 2010 (inception) to December 31, 2010	F-4

Consolidated Schedule of Investments as of December 31, 2011	F-5

Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2011 and the period from July 21, 2010 (inception) to December 31, 2010	F-8

Consolidated Statements of Cash Flows for Year Ended December 31, 2011 and the period from July 21, 2010 (inception) to December 31, 2010	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TPG Specialty Lending, Inc.:

We have audited the accompanying consolidated balance sheets of TPG Specialty Lending, Inc. (and subsidiary) (the Company) as of December 31, 2011 and 2010, including the consolidated schedule of investments as of December 31, 2011, and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights (included in Note 11) for the year ended December 31, 2011 and the period July 21, 2010 (inception) to December 31, 2010. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2011, by correspondence with the custodian or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of TPG Specialty Lending, Inc. (and subsidiary) as of December 31, 2011 and 2010, and the results of their operations, the changes in their net assets, their cash flows and their financial highlights for the year ended December 31, 2011 and the period July 21, 2010 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Fort Worth, Texas

March 22, 2012

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $140,255,258)	$141,685,451	$—
Non-controlled, affiliated investments (amortized cost of $41,780,769)	42,662,500	—

Total investments at fair value (amortized cost of $182,036,027)	184,347,951	—
Cash and cash equivalents	143,692,001	1,000
Interest receivable	1,283,207	—
Prepaid expenses and other assets	2,926,165	—

Total Assets	$332,249,324	$1,000

Liabilities
Revolving credit facility	$155,000,000	$—
Management fees payable to affiliate	932,936	—
Incentive fees payable to affiliate	346,789	—
Dividends payable	649,641	—
Payables to affiliate	1,056,996	—
Other liabilities	1,170,534	—

Total Liabilities	159,156,896	—

Commitments and contingencies (Note 7)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 and 10,000 shares authorized, respectively; 177,532 and 1,000 shares issued, respectively; and 176,533 and 1,000 shares outstanding, respectively	1,775	10
Additional paid-in capital	172,873,459	990
Treasury stock at cost; 999 shares	(999)	—
Accumulated net investment income (loss)	(2,093,731)	—
Net unrealized gain (loss) on investments	2,311,924	—

Total Net Assets	173,092,428	1,000

Total Liabilities and Net Assets	$332,249,324	$1,000

Net Asset Value Per Share	$980.51	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$4,059,386	$—
Other income	10,249	—
Interest from cash and cash equivalents	10,192	—

Total investment income from non-controlled, non-affiliated investments	4,079,827	—
Investment income from non-controlled, affiliated investments:
Interest from investments	1,231,497	—
Other income	4,744	—

Total investment income from non-controlled, affiliated investments	1,236,241	—

Total Investment Income	5,316,068	—

Expenses
Interest	799,597	—
Initial organization	1,500,000	—
Management fees	1,592,601	—
Incentive fees	346,789	—
Professional fees	1,563,318	—
Directors’ fees	245,108	—
Other general and administrative	773,467	—

Total expenses	6,820,880	—

Management fees waived (Note 3)	(6,685)	—

Net Expenses	6,814,195	—

Net Investment Loss	(1,498,127)	—

Net Unrealized Gains on Investments
Net unrealized gains:
Non-controlled, non-affiliated investments	1,430,193	—
Non-controlled, affiliated investments	881,731	—

Total Net Unrealized Gains on Investments	2,311,924	—

Increase in Net Assets Resulting from Operations	$813,797	$—

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2011

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Senior Secured Loans
CMS-XKO Holding Company, LP (2)(4)	Software provider for electrical equipment manufacturing	Senior secured loan ($29,625,000 par, due 7/2016)	8.50%	7/8/2011	$29,051,906	$29,180,626	16.9%

Center Cut Hospitality, Inc. (2)	Full service chain of restaurants	Senior secured loan ($26,250,000 par, due 8/2016)	6.75%	8/15/2011	25,716,964	25,987,500	15.0%

AFS Technologies, Inc. (2)(5)	Software provider for food and beverage companies	Senior secured loan ($32,662,476 par, due 9/2015)	7.25%	8/31/2011	31,875,441	32,662,500	18.9%

Ecommerce Industries, Inc. (2)	ERP and eCommerce systems software	Senior secured loan ($22,712,500 par, due 10/2016)	8.00%	10/17/2011	22,357,008	22,712,500	13.1%

Rogue Wave Holdings, Inc. (2)	Cross-platform software development tools	Senior secured loan ($14,671,980 par, due 8/2016)	11.75%	10/31/2011	14,549,956	14,635,225	8.5%

MSC.Software Corporation (2)	Multidiscipline simulation software	Senior secured loan ($35,000,000 par due 12/2016)	8.00%	12/23/2011	34,317,729	35,000,000	20.2%

Total Senior Secured Loans					157,869,004	160,178,351	92.6%

Bonds
Rare Restaurant Group, LLC	Full service chain of restaurants	9 1/4% senior secured bond ($16,462,000 par, due 5/2014)	9.25%	11/7/2011	13,255,196	13,169,600	7.6%

		9 1/4% senior secured bond ($1,250,000 par, due 5/2014)	9.25%	11/9/2011	1,006,499	1,000,000	0.6%

Total Bonds					14,261,695	14,169,600	8.2%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Preferred Equity
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-1 Preferred Stock (311,760 shares)		8/31/2011	1,296,995	1,309,392	0.8%

AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-2 Preferred Stock (2,069,193 shares)		8/31/2011	8,608,333	8,690,608	5.0%

Total Preferred Equity					9,905,328	10,000,000	5.8%

Total					$182,036,027	$184,347,951	106.6%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2011, the Company does not “control” any of the portfolio companies. All of our portfolio company investments are subject to contractual restrictions on sales.
(2)	Loans contain a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of an arrangement between the Company and other lenders in any syndication.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	This portfolio company is a non-U.S. limited partnership and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(5)	As defined in the Investment Company Act, we are deemed to be an “affiliated person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. We do not have the power to exercise control over the management or policies of such portfolio company.
(6)	This preferred equity investment has an optional redemption feature which, if exercised, entitles the Company to a 1.5 times liquidation preference.

Transactions during the year ended December 31, 2011, in which the issuer was an affiliated company (but not a portfolio company that we “control”) are as follows:

As of and for the Year Ended December 31, 2011
Company	Fair Value at December 31, 2010	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gains	Fair Value at December 31, 2011	Interest Income	Other Income
AFS Technologies, Inc.	$—	$42,618,293	($837,524)	$881,731	$42,662,500	$1,231,497	$4,744

Total	$—	$42,618,293	($837,524)	$881,731	$42,662,500	$1,231,497	$4,744

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Increase in Net Assets Resulting from Operations
Net investment loss	$(1,498,127)	$—
Net unrealized gains on investments	2,311,924	—

Increase in Net Assets Resulting from Operations	813,797	—

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common stock	172,928,271	1,000
Purchase of treasury stock	(999)	—
Dividends declared	(649,641)	—

Increase in Net Assets Resulting from Capital Share Transactions	172,277,631	1,000

Total Increase in Net Assets	173,091,428	1,000
Net assets, beginning of period	1,000	—

Net Assets, End of Period	$173,092,428	$1,000

Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	$(2,147,768)	—

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$813,797	$—
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized gains on investments	(2,311,924)	—
Net amortization of discount on securities	(342,957)	—
Amortization of debt issuance costs	189,947	—
Purchases of investments, net	(184,196,114)	—
Repayments on investments	2,503,044	—
Changes in operating assets and liabilities:
Interest receivable	(1,283,207)	—
Prepaid expenses and other assets	(1,007,766)	—
Management fees payable	932,936	—
Incentive fees payable	346,789	—
Payable to affiliate	1,056,996	—
Other liabilities	1,170,534	—

Net Cash Used in Operating Activities	(182,127,925)	—

Cash Flows from Financing Activities
Borrowings on revolving credit facility	304,000,000	—
Payments on revolving credit facility	(149,000,000)	—
Debt issuance costs	(2,108,346)	—
Proceeds from issuance of common stock	172,928,271	1,000
Purchase of treasury stock	(999)	—

Net Cash Provided by Financing Activities	325,818,926	1,000

Net Increase in Cash and Cash Equivalents	143,691,001	1,000
Cash and cash equivalents, beginning of period	1,000	—

Cash and Cash Equivalents, End of Period	$143,692,001	$1,000

Supplemental Information:
Interest paid during the period	$313,969	$—
Dividends declared during the period	$649,641	$—
Subscription receivable from common stockholders	$105,264	$—

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

TPG Specialty Lending, Inc. (“TSL” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). TSL is managed by TSL Advisers, LLC (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TSL Lending LLC, a Delaware limited liability company.

Development Stage Company

There was no operating activity in the period from July 21, 2010 (inception) to December 31, 2010.

On July 8, 2011, the Company closed on its first portfolio company investment and accordingly ceased being a development stage company.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

Investments at Fair Value

Investment transactions purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the funding date which is generally the date of the binding commitment. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses on investments realized during the period.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, Audit Committee and an independent third-party valuation firm engaged at the direction of the Board. As of December 31, 2011, the fair values of each of our investments have been determined by our Board.

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

The Board undertakes a multi-step valuation process each quarter, which includes, among other procedures, the following:

•

The quarterly valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

•	The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

•	The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.

•

The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Adviser, Audit Committee and, where applicable, other third parties.

In connection with debt and equity securities that were valued at fair value in good faith by the Board, the Board has engaged an independent third party valuation firm to perform certain limited procedures that the Board identified and requested it to perform. As of December 31, 2011, the independent third party valuation firm performed its procedures on 73% of investments at fair value. Upon completion of such limited procedures, the third party valuation firm determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures was reasonable.

The Company applies Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity and/or which the Company expects to exit such investments. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observabilitiy of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under the Code for the taxable year ending December 31, 2011. So long as the Company elects and maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Dividends to Common Stockholders

Dividends to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and it declares, a cash dividend, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company plans to use newly issued shares to implement the dividend reinvestment plan.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”) which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. ASU 2011-04 mainly represents clarifications to ASC 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to nonfinancial assets; (ii) an instrument classified in stockholders’ equity should be measured from the perspective of a market participant holding that instrument as an asset; and, (iii) quantitative disclosure is required for unobservable inputs used in Level III measurements. ASU 2011-04 amends ASC 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity’s net risk exposure; (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances but blockage factor discounts are not permitted; and, (iii) additional Level 3 disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and the Company is currently evaluating its impact on the Company’s consolidated financial statements.

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

The Administration Agreement also provides that the Company will reimburse the Adviser for certain initial organization costs incurred prior to the commencement of the Company’s operations (up to an aggregate of $1.5 million). During the year ended December 31, 2011, initial organization costs exceeded $1.5 million and accordingly, a corresponding amount has been recorded in the consolidated financial statements and paid to the Adviser.

Excluding initial organization and operating costs, for the year ended December 31, 2011, the Company incurred expenses of $326,183 for administrative services payable to the Adviser under the terms of the Administration Agreement.

Unless earlier terminated as described below, the Administration Agreement will remain in effect until March 15, 2013, and may be extended subject to required approvals. The Administration Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

No person who is an officer, director or employee of the Adviser and who serves as a director of the Company receives any compensation from the Company for such services. However, the Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s chief compliance officer, chief financial officer, and other professionals who spend time on such related activities (based on a percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Advisory Agreement

On April 15, 2011, the Company entered into an Advisory Agreement (the “Advisory Agreement”) with the Adviser. As noted below, the Advisory Agreement was subsequently amended on December 12, 2011. Under the terms of the Advisory Agreement, the Adviser will provide investment advisory services to the Company. The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Advisory Agreement, the Company will pay the Adviser a base management fee (the “Management Fee”) and may also pay certain incentive fees (the “Incentive Fee”).

For the quarterly periods ended September 30, 2011 and June 30, 2011, the Management Fee was calculated at an annual rate of 1.5% based on the value of the Company’s gross assets at the end of such calendar quarter, adjusted for share issuances and repurchases during such period. Beginning October 1, 2011, and until the Company has an initial public offering of its Common Stock (an “IPO”), the Management Fee is calculated at an annual rate of 1.5% based on the average value of the Company’s gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. Management Fees are payable quarterly in arrears and are prorated for any partial month or quarter.

For the year ended December 31, 2011, Management Fees were $1,592,601.

Until such time that the Company has an IPO, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the year ended December 31, 2011, Management Fees of $6,685 were waived.

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears, will equal 100% of the excess of pre-incentive fee net investment income in excess of a 1.5% quarterly hurdle rate, until the Adviser has received 15% (17.5% subsequent to an IPO) of total net investment income for that quarter, and 15% (17.5% subsequent to an IPO) of all remaining pre-incentive fee net investment income for that quarter.

(ii)	The second component, payable at the end of each fiscal year in arrears, will, prior to an IPO, equal 15% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less the aggregate amount of any previously paid capital gain incentive fees for prior periods (the “Capital Gains Fee”). Following an IPO, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an IPO and from such IPO to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an IPO, the portion of the Company’s realized capital gains that accrued prior to an IPO will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued following an IPO will be subject to an incentive fee rate of 17.5%.

Notwithstanding the forgoing, if prior to an IPO cumulative net realized losses from inception of the Company exceed the aggregate dollar amount of dividends paid by the Company through such date, the Adviser will forego the right to receive its quarterly incentive fee payments with respect to pre-incentive fee net investment income until such time that cumulative net realized losses are less than or equal to dividend payments.

The Company accrues Incentive Fees taking into account unrealized gains and losses; however, Section 205(b)(3) of the Investment Advisers Act prohibits the Adviser from receiving the payment of fees until such gains are realized. For the year ended December 31, 2011, Incentive Fees were $346,789. There can be no assurance that such unrealized gains will be realized in the future.

Unless earlier terminated, the Advisory Agreement will remain in effect until April 15, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

The December 12, 2011, amendment to the Advisory Agreement revised the base against which the 1.5% hurdle rate is measured when calculating the Adviser’s entitlement to receive a portion of the Company’s pre-incentive fee net investment income in any given calendar quarter. The amendment applies retroactively to October 1, 2011, and will continue to apply until an IPO.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the year ended December 31, 2011, were $2,255,690.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies and/or had the power to exercise control over the management or policies of such portfolio company. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled non-affiliated, non-controlled affiliated and controlled investments is contained in the accompanying consolidated financial statements, including the schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled investments.

Investments at fair value consisted of the following at December 31, 2011:

	December 31, 2011
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$172,130,699	$174,347,951	$2,217,252
Preferred equity/mezzanine investments	9,905,328	10,000,000	94,672

Total Investments	$182,036,027	$184,347,951	$2,311,924

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at December 31, 2011, is as follows:

December 31, 2011
Software provider for electrical equipment manufacturing	15.8%
Full service chain of restaurants	21.8%
Software provider for food and beverage companies	23.1%
ERP and eCommerce systems software	12.3%
Cross-platform software development tools	8.0%
Multidiscipline simulation software	19.0%

Total	100.0%

The geographic composition of Investments at fair value at December 31, 2011, is as follows:

December 31, 2011
United States
South	26.4%
Southwest	23.2%
West	34.6%
Canada	15.8%

Total	100.0%

5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2011:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$174,347,951	$174,347,951
Preferred equity/mezzanine investments	—	—	10,000,000	10,000,000

Total investments at fair value	$—	$—	$184,347,951	$184,347,951

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Debt Investments	Preferred Equity/ Mezzanine Investments	Total
Balance, beginning of year	$—	$—	$—
Purchases, net	174,290,786	9,905,328	184,196,114
Repayments	(2,503,044)	—	(2,503,044)
Net unrealized gains on investments	2,217,252	94,672	2,311,924
Net amortization of discount on securities	342,957	—	342,957

Balance, End of Year	$174,347,951	$10,000,000	$184,347,951

There were no transfers between levels in the fair value hierarchy or sales of investments during the year ended December 31, 2011.

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2011:

Net Change in Unrealized Appreciation or Depreciation for the Year Ended December 31, 2011 on Investments Held at December 31, 2011
Debt investments	$2,217,252
Preferred equity/mezzanine investments	94,672

Total investments at fair value	$2,311,924

Borrowings

The carrying value and fair value of the Company’s borrowings as of December 31, 2011, are as follows:

	December 31, 2011
	Carrying Value	Fair Value (1)
Revolving Credit Facility	$155,000,000	$155,000,000

(1)	The fair value of the Revolving Credit Facility approximates its carrying value at December 31, 2011, as the facility was entered into on December 22, 2011.

Other Assets and Liabilities

The carrying amounts of the Company’s remaining assets and liabilities, other than investments at fair value and borrowings, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date.

6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2011, the Company’s asset coverage was 211.7%.

Debt obligations consisted of the following as of December 31, 2011:

	December 31, 2011
	Total Facility	Borrowings Outstanding	Amount Available	Weighted Average Interest Rate
Revolving Credit Facility	$250,000,000	$155,000,000	$95,000,000	3.0%

Average debt outstanding during the year ended December 31, 2011, was $11.4 million.

For the year ended December 31, 2011, the components of interest expense were as follows:

Year Ended December 31, 2011
Stated interest expense	$400,497
Commitment fees	209,153
Amortization of debt issuance cost	189,947

Total interest expense	$799,597

On September 28, 2011, the Company entered into a revolving credit facility (the “Initial Revolving Credit Facility”) with Deutsche Bank Trust Company Americas (“DBTCA”) as administrative agent (the “Administrative Agent”), and DBTCA and certain of its affiliates as lenders. At closing, the maximum principal amount of the Initial Revolving Credit Facility was $150 million, subject to availability under the borrowing base. On December 22, 2011, the Initial Revolving Credit Facility was amended and restated (the “Revolving Credit Facility”). Under the Revolving Credit Facility, the maximum principal amount was increased from $150 million to $250 million, including up to $75 million available for standby letters of credit, subject in each case to availability under a borrowing base which is based on unfunded capital commitments and outstanding indebtedness. The maximum principal amount of the Revolving Credit Facility may be increased to up to $300 million upon request of the Company within twelve months of closing and subject to payment of an additional fee. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes.

The Revolving Credit Facility matures upon the earlier of the date two (2) years from the Closing Date and 25 days prior to a qualifying initial public offering of the Company.

The Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s private investors, including assignment of the right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto, and a pledge of the collateral account into which all capital calls flow.

Interest rates on obligations under the Revolving Credit Facility are based on prevailing LIBOR or prime lending rate plus an applicable margin. We may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts of the Revolving Credit Facility. In respect of each letter of credit, the Company will pay a fee and a fixed rate while the letter of credit is outstanding.

The Revolving Credit Facility contains customary covenants on us and our subsidiaries, including requirements to deposit all capital call proceeds into a collateral account, restrict certain distributions, and restrict certain types and amounts of indebtedness. The Revolving Credit Facility includes customary events of default.

Transfers of interests in the Company by investors will require the prior consent of the Administrative Agent, which shall not be unreasonably withheld or delayed. Such transfers may trigger mandatory prepayment obligations.

In connection with the closing of the Initial Revolving Credit Facility and the Revolving Credit Facility, the Company paid fees totaling $2.1 million. Such fees have been capitalized as debt issuance costs included in Prepaid expenses and other assets and are being amortized over the life of the Revolving Credit Facility.

As of December 31, 2011, the Company was in compliance with the terms of the Revolving Credit Facility.

Subsequent to December 31, 2011, the Company repaid a portion of the Revolving Credit Facility and borrowed additional amounts to fund investments. As of March 19, 2012, there was $122 million outstanding.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2011, the Company had the following commitments to fund loans:

December 31, 2011
Senior secured revolving loan commitments	$3,750,000
Senior secured term loan commitments	3,000,000

Total commitments	6,750,000
Funded commitments	—

Net unfunded commitments	$6,750,000

Other Commitments and Contingencies

As of December 31, 2011, the Company had $1.2 billion in total capital commitments from investors ($1.0 billion unfunded), of which $70.4 million is from the Adviser and its affiliates ($60.3 million unfunded).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2011, management is not aware of any pending or threatened litigation.

8. Net Assets

In connection with its formation, the Company had the authority to issue 10,000 shares of common stock at $0.01 per share par value (“Common Stock”). The Company also had the authority to issue 100,000,000 shares of preferred stock at $0.01 per share par value. The Company’s preferred stock is non-convertible.

On December 21, 2010, the Company issued 1,000 shares of Common Stock for $1,000 to Tarrant Advisors, Inc., an affiliate of the Company and its Adviser.

On March 8, 2011, the Company increased the number of shares of Common Stock authorized to be issued to 100,000,000, par value $0.01 per share. The authorized preferred stock was unchanged and no preferred stock was outstanding as of December 31, 2011.

During the year ended December 31, 2011, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including the Adviser and its affiliates, providing for the private placement of the Company’s Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. Offering costs associated with the private placements were absorbed by the Adviser.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements:

	Shares Issued	Proceeds Received
June 30, 2011	35,000	$35,000,000
August 12, 2011	75,652	73,000,000
December 15, 2011	53,146	52,533,535
December 30, 2011	12,734	12,500,000

Total capital drawdowns	176,532	$173,033,535

In addition to the drawdowns noted above, on June 29, 2011, the Company repurchased 999 shares of its Common Stock issued as part of its formation from Tarrant Advisors, Inc. for $999. The repurchased shares are held in treasury shares, at cost, as of December 31, 2011.

9. Dividends

The following table summarizes dividends declared during the year ended December 31, 2011:

Date Declared	Record Date	Payment Date	Dividend per Share
December 31, 2011	December 31, 2011	January 30, 2012	$3.68

Total Declared during the year ended December 31, 2011			$3.68

The dividend declared during the year ended December 31, 2011, was derived from net investment income determined on a tax basis.

10. Income Taxes

The following reconciles Increase in net assets resulting from operations for the fiscal year ended December 31, 2011, to undistributed taxable income at December 31, 2011:

Year Ended December 31, 2011 (Estimated) (1)
Increase in net assets resulting from operations	$813,797
Adjustments:
Net unrealized gain on investments	(2,311,924)
Other income for tax purposes, not book	111,475
Deferred organization costs	1,425,000
Other expenses not currently deductible	346,790
Other book-tax differences	271,072

Undistributed taxable income	$656,210

(1)	Taxable income is an estimate and will not be fully determined until the Company’s 2011 tax return is filed in 2012.

Taxable income generally differs from Increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

In general, the Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid-in capital or accumulated net investment income (loss), as appropriate, in the period that the differences arise. These adjustments have no effect on the Company’s net assets or results of operations. During the year ended December 31, 2011, permanent differences were primarily attributable to $54,037 of nondeductible net operating losses incurred by the Company in respect of the Company’s taxable year ended March 31, 2011, and were recorded as a decrease to the Company’s additional paid-in capital and accumulated net investment income (loss) at December 31, 2011.

We neither have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax year remains subject to examination by the Internal Revenue Service.

The tax cost of the Company’s investments at December 31, 2011, approximates their amortized cost.

11. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Stock outstanding during the year ended December 31, 2011. There was no activity for the period from July 21, 2010 (inception) to December 31, 2010 other than the initial issuance of Common Stock.

	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Per Share Data
Net asset value, beginning of period	$1.00	$—
Issuance of Common Stock at prices above net asset value	999.00	1.00
Net investment loss	(29.84)	—
Net realized and unrealized gain	14.03	—

Total from investment operations	(15.81)	—
Dividends declared	(3.68)	—

Total increase in net assets	979.51	1.00

Net Asset Value, End of Period	$980.51	$1.00

Shares Outstanding, End of Period	176,533	1,000

Total Return (1)	n.m.	N/A

Ratios / Supplemental Data
Ratio of net expenses to average net assets	10.94%	N/A
Ratio of net investment loss to average net assets	(2.41%)	N/A
Net assets, end of period	$173,092,428	$1,000
Weighted-average shares outstanding	50,207	67
Total committed capital, end of period (2)	$1,211,246,057	$1,000
Ratio of total contributed capital to total committed capital, end of period	14.29%	100%
Year of formation	2010	2010

(1)	Information is not meaningful. U.S. GAAP requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. Calculating total return in such a manner does not adjust for the effect of the initial seed funding as part of the Company’s formation (at $1 per share). Excluding the effect of the initial seed funding, total return for the period July 1, 2011 through December 31, 2011 would be (1.58%).
(2)	Amount includes $70.4 million of commitments from the Adviser and its affiliates.

12. Selected Quarterly Financial Data (Unaudited)

	2011
	Q4	Q3	Q2	Q1
Investment Income	$3,764,944	$1,551,124	$—	$—
Net Expenses	2,834,375	1,789,410	636,103	1,554,307
Net Investment Income (Loss)	930,569	(238,286)	(636,103)	(1,554,307)
Net Unrealized Gains	936,621	1,375,303	—	—
Increase (Decrease) in Net Assets Resulting from Operations	$1,867,190	$1,137,017	$(636,103)	$(1,554,307)
Net Assets (Liabilities) Value per Share as of the End of the Quarter	$980.51	$966.50	$937.39	$(1,553.31)

13. Subsequent Events

On January 31, 2012, the Company entered into $45 million of subscription agreements with several investors providing for the private placement of the Company’s Common Stock which, when combined with increased commitments from existing investors, increased the total committed capital to $1.3 billion ($1.1 billion unfunded), of which $96.2 million ($86.1 million unfunded) is from the Adviser and its affiliates.

On February 1, 2012, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 6,525 shares of the Company’s Common Stock for an aggregate offering price of $6.4 million. The shares were issued on February 15, 2012.

On February 8, 2012, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 35,521 shares of the Company’s Common Stock for an aggregate offering price of $35 million. The shares were issued on February 22, 2012.

On March 16, 2012, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 76,137 shares of the Company’s Common Stock for an aggregate offering price of $75 million. The shares are expected to be issued on March 29, 2012.