Form 10-Q
period 2012-03-31
TPG Specialty Lending, Inc.
filed 2012-05-15
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at May 11, 2012 was 296,545.

TPG SPECIALTY LENDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

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

•

the risks, uncertainties and other factors we identify in the sections entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012, as amended, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “TSL”, “Company”, “we”, “us” and “our” refer to TPG Specialty Lending, Inc. unless the context states otherwise.

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $280,322 and $140,255, respectively)	$284,683	$141,685
Non-controlled, affiliated investments (amortized cost of $41,387 and $41,781, respectively)	42,066	42,663

Total investments at fair value (amortized cost of $321,709 and $182,036, respectively)	326,749	184,348
Cash and cash equivalents	196,506	143,692
Interest receivable	3,161	1,283
Prepaid expenses and other assets	2,561	2,926

Total Assets	$528,977	$332,249

Liabilities
Revolving credit facility	$227,000	$155,000
Management fees payable to affiliate	1,144	933
Incentive fees payable to affiliate	1,368	347
Dividend payable	3,121	650
Payables to affiliate	345	1,057
Other liabilities	3,350	1,170

Total Liabilities	236,328	159,157

Commitments and contingencies (Note 7)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 296,058 and 177,532 shares issued, respectively; and 295,059 and 176,533 shares outstanding, respectively	3	2
Additional paid-in capital	289,743	172,873
Treasury shares at cost; 999 shares	(1)	(1)
Accumulated net investment loss	(2,136)	(2,094)
Net unrealized gains on investments	5,040	2,312

Total Net Assets	292,649	173,092

Total Liabilities and Net Assets	$528,977	$332,249

Net Asset Value Per Share	$991.83	$980.51

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

($ in thousands)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$6,013	$—
Other income	49	—
Interest from cash and cash equivalents	7	—

Total investment income from non-controlled, non-affiliated investments	6,069	—
Investment income from non-controlled, affiliated investments:
Interest from investments	901	—
Other income	4	—

Total investment income from non-controlled, affiliated investments	905	—

Total Investment Income	6,974	—

Expenses
Interest	914	—
Initial organization	—	1,500
Management fees	1,465	—
Incentive fees	1,021	—
Professional fees	837	—
Directors’ fees	71	23
Other general and administrative	370	31

Total expenses	4,678	1,554

Management fees waived (Note 3)	(321)	—

Net Expenses	4,357	1,554

Net Investment Income (Loss)	2,617	(1,554)

Net Gains on Investments
Net change in unrealized gains:
Non-controlled, non-affiliated investments	2,931	—
Non-controlled, affiliated investments	(203)	—
Realized gains:
Non-controlled, non-affiliated investments	441	—

Total Net Gains on Investments	3,169	—

Increase (Decrease) in Net Assets Resulting from Operations	$5,786	$(1,554)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2012

($ in thousands)

(Unaudited)

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Senior Secured Loans
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP) (3)(4)	Software provider for electrical equipment manufacturing	Senior secured loan ($29,250 par, due 7/2016)	8.50%	7/8/2011	$28,703	$29,104	9.9%
Center Cut Hospitality, Inc. (3)	Full service chain of restaurants	Senior secured loan ($24,375 par, due 8/2016)	6.75%	8/15/2011	23,904	24,253	8.3%
AFS Technologies, Inc. (3)(5)	Software provider for food and beverage companies	Senior secured loan ($32,244 par, due 9/2015)	7.25%	8/31/2011	31,486	32,566	11.1%
Ecommerce Industries, Inc. (3)	ERP and eCommerce systems software	Senior secured loan ($22,425 par, due 10/2016)	8.00%	10/17/2011	22,085	22,537	7.7%
Rogue Wave Holdings, Inc. (3)	Cross-platform software development tools	Senior secured loan ($14,344 par, due 8/2016)	11.75%	10/31/2011	14,226	14,210	4.9%
		Senior secured loan ($18,409 par, due 8/2016)	11.75%	3/1/2012	18,253	18,216	6.2%
MSC.Software Corporation (3)	Multidiscipline simulation software	Senior secured loan ($34,563 par due 12/2016)	8.00%	12/23/2011	33,931	34,908	11.9%
Federal Signal Corporation (3)	Manufacturer of safety, emergency and heavy duty cleaning equipment	Senior secured loan ($60,000 par due 2/2015)	12.00%	2/22/2012	58,837	58,800	20.1%
Vivint, Inc. (3)	Residential alarm dealer and full service alarm monitoring company	Senior secured loan ($20,000 par due 4/2013)	15.00%	2/28/2012	19,765	19,850	6.8%
Mannington Mills, Inc. (3)	Commercial and residential flooring	Senior secured loan ($47,339 par due 3/2017)	14.00%	3/5/2012	46,055	46,510	15.9%

Total Senior Secured Loans					297,245	300,954	102.8%

Bonds
Rare Restaurant Group, LLC	Full service chain of restaurants	9 1/4% senior secured bond ($16,462 par, due 5/2014)	9.25%	11/7/2011	13,535	15,145	5.1%
		9 1/4% senior secured bond ($1,250 par, due 5/2014)	9.25%	11/9/2011	1,028	1,150	0.4%

Total Bonds					14,563	16,295	5.5%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Preferred Equity
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-1 Preferred Stock (311,760 shares)		8/31/2011	1,297	1,244	0.4%
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-2 Preferred Stock (2,069,193 shares)		8/31/2011	8,604	8,256	2.8%

Total Preferred Equity					9,901	9,500	3.2%

Total					$321,709	$326,749	111.7%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of March 31, 2012, the Company does not “control” any of the portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of an arrangement between the Company and other lenders in any syndication.
(4)	This portfolio company is a non-U.S. limited partnership and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(5)	As defined in the Investment Company Act, we are deemed to be an “affiliated person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. We do not have the power to exercise control over the management or policies of such portfolio company.
(6)	This preferred equity investment has an optional redemption feature which, if exercised, entitles the Company to a 1.5 times liquidation preference.

Transactions during the three months March 31, 2012, in which the issuer was an affiliated company (but not a portfolio company that we “control”) are as follows:

	As of and for the Three Months Ended March 31, 2012
Company	Fair Value at December 31, 2011	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Loss	Fair Value at March 31, 2012	Interest Income	Other Income
AFS Technologies, Inc.	$42,663	$25	$(419)	$(203)	$42,066	$901	$4

Total	$42,663	$25	$(419)	$(203)	$42,066	$901	$4

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2011

($ in thousands, except share amounts)

(Unaudited)

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Senior Secured Loans
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP) (3)(4)	Software provider for electrical equipment manufacturing	Senior secured loan ($29,625 par, due 7/2016)	8.50%	7/8/2011	$29,052	$29,181	16.9%
Center Cut Hospitality, Inc. (3)	Full service chain of restaurants	Senior secured loan ($26,250 par, due 8/2016)	6.75%	8/15/2011	25,717	25,987	15.0%
AFS Technologies, Inc. (3)(5)	Software provider for food and beverage companies	Senior secured loan ($32,662 par, due 9/2015)	7.25%	8/31/2011	31,876	32,663	18.9%
Ecommerce Industries, Inc. (3)	ERP and eCommerce systems software	Senior secured loan ($22,713 par, due 10/2016)	8.00%	10/17/2011	22,357	22,712	13.1%
Rogue Wave Holdings, Inc. (3)	Cross-platform software development tools	Senior secured loan ($14,672 par, due 8/2016)	11.75%	10/31/2011	14,550	14,635	8.5%
MSC.Software Corporation (3)	Multidiscipline simulation software	Senior secured loan ($35,000 par due 12/2016)	8.00%	12/23/2011	34,318	35,000	20.2%

Total Senior Secured Loans					157,870	160,178	92.6%

Bonds
Rare Restaurant Group, LLC	Full service chain of restaurants	9 1/4% senior secured bond ($16,462 par, due 5/2014)	9.25%	11/7/2011	13,255	13,170	7.6%
		9 1/4% senior secured bond ($1,250 par, due 5/2014)	9.25%	11/9/2011	1,006	1,000	0.6%

Total Bonds					14,261	14,170	8.2%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Preferred Equity
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-1 Preferred Stock (311,760 shares)		8/31/2011	1,297	1,309	0.8%
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-2 Preferred Stock (2,069,193 shares)		8/31/2011	8,608	8,691	5.0%

Total Preferred Equity					9,905	10,000	5.8%

Total					$182,036	$184,348	106.6%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2011, the Company does not “control” any of the portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of an arrangement between the Company and other lenders in any syndication.
(4)	This portfolio company is a non-U.S. limited partnership and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(5)	As defined in the Investment Company Act, we are deemed to be an “affiliated person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. We do not have the power to exercise control over the management or policies of such portfolio company.
(6)	This preferred equity investment has an optional redemption feature which, if exercised, entitles the Company to a 1.5 times liquidation preference.

Transactions during the year ended December 31, 2011, in which the issuer was an affiliated company (but not a portfolio company that we “control”) are as follows:

	As of and for the Year Ended December 31, 2011
Company	Fair Value at December 31, 2010	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gains	Fair Value at December 31, 2011	Interest Income	Other Income
AFS Technologies, Inc.	$—	$42,618	$(837)	$882	$42,663	$1,231	$5

Total	$—	$42,618	$(837)	$882	$42,663	$1,231	$5

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

($ in thousands)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$2,617	$(1,554)
Net change in unrealized gains on investments	2,728	—
Realized gains on investments	441	—

Increase (Decrease) in Net Assets (Liabilities) Resulting from Operations	5,786	(1,554)

Increase in Net Assets (Liabilities) Resulting from Capital Share Transactions
Issuance of common shares sold	116,535	—
Reinvestment of dividends	336	—
Dividends declared	(3,100)	—

Increase in Net Assets (Liabilities) Resulting from Capital Share Transactions	113,771	—

Total Increase (Decrease) in Net Assets (Liabilities)	119,557	(1,554)
Net assets (liabilities), beginning of period	173,092	1

Net Assets (Liabilities), End of Period	$292,649	$(1,553)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash Flows from Operating Activities
Increase (Decrease) in net assets (liabilities) resulting from operations	$5,786	$(1,554)
Adjustments to reconcile net increase (decrease) in net assets (liabilities) resulting from operations to net cash used in operating activities:
Realized gains on investments	(441)
Net change in unrealized gains on investments	(2,728)	—
Net amortization of discount on securities	(542)	—
Amortization of debt issuance costs	243	—
Purchases of investments, net	(188,649)	—
Proceeds from investments, net	45,906	—
Repayments on investments	4,142	—
Paid-in-kind interest	(89)	—
Changes in operating assets and liabilities:
Initial organization expense payable	—	1,500
Interest receivable	(1,878)	—
Prepaid expenses and other assets	122	—
Management fees payable	211	—
Incentive fees payable	1,021	—
Payable to affiliate	(712)	—
Other liabilities	2,180	54

Net Cash Used in Operating Activities	(135,428)	—

Cash Flows from Financing Activities
Borrowings on revolving credit facility	440,000	—
Payments on revolving credit facility	(368,000)	—
Proceeds from issuance of common shares	116,535	—
Dividends paid to stockholders	(293)

Net Cash Provided by Financing Activities	188,242	—

Net Increase in Cash and Cash Equivalents	52,814	—
Cash and cash equivalents, beginning of period	143,692	1

Cash and Cash Equivalents, End of Period	$196,506	$1

Supplemental Information:
Interest paid during the period	$251	$—
Dividends declared during the period	$3,100	$—
Reinvestment of dividends during the period	$336	$—

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

($ in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

TPG Specialty Lending, Inc. (“TSL” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). TSL is managed by TSL Advisers, LLC (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, TPG SL SPV, LLC, a Delaware limited liability company.

During the three months ended March 31, 2011, the Company was a development stage company as defined in ASC 915-10-05, Development Stage Entity. During this time the Company was devoting substantially all of its efforts to establishing the business and its planned principal operations had not commenced. All losses accumulated during the three months ended March 31, 2011, have been considered a part of the Company’s development stage activities.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2012.

Fiscal Year End

The Company’s fiscal year ends on December 31, while its tax year ends on March 31.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Company’s Board of Directors (the “Board”), based on, among other things, the input of the Adviser, the Company’s Audit Committee and an independent third-party valuation firm engaged at the direction of the Board.

As part of the valuation process, the Company takes into account relevant factors in determining the fair value of its investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company considers the pricing indicated by the external event to corroborate its valuation.

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

In connection with debt and equity securities that were valued at fair value in good faith by the Board, the Board has engaged an independent third-party valuation firm to perform certain limited procedures that the Board identified and requested it to perform. As of March 31, 2012, the independent third-party valuation firm performed its procedures on the majority of investments which have been outstanding for greater than 90 days. Upon completion of such limited procedures, the third-party valuation firm determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures was reasonable.

The Company applies Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (i.e., broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or 3 investment. Some of the factors considered include the number of prices obtained as well as an assessment as to their quality.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ended March 31, 2012. So long as the Company elects and maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”) which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. ASU 2011-04 mainly represents clarifications to ASC 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to nonfinancial assets; (ii) an instrument classified in shareholders’ equity should be measured from the perspective of a market participant holding that instrument as an asset; and, (iii) quantitative disclosure is required for unobservable inputs used in Level III measurements. ASU 2011-04 amends ASC 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity’s net risk exposure; (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances but blockage factor discounts are not permitted; and, (iii) additional Level III disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company has adopted ASU 2011-04 as of January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

3. Agreements and Related Party Transactions

Administration Agreement

On March 15, 2011, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement.

The Administration Agreement also provides for reimbursement of certain initial organization costs incurred prior to the commencement of the Company’s operations (up to an aggregate of $1.5 million). During the three months ended March 31, 2011, initial organization costs exceeded $1.5 million and accordingly, a corresponding amount was recorded in the consolidated financial statements and subsequently paid to the Adviser.

For the three months ended March 31, 2012, the Company incurred expenses of $248 for administrative services payable to the Adviser under the terms of the Administration Agreement. Excluding initial organization costs, for the three months ended March 31, 2011, the Company did not incur any expenses for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the quarterly periods ended September 30, 2011, and June 30, 2011, the Management Fee was calculated at an annual rate of 1.5% based on the value of the Company’s gross assets at the end of such calendar quarter, adjusted for share issuances and repurchases during such period. Beginning October 1, 2011, and until the Company has an initial public offering of its Common Stock (an “IPO”), the Management Fee is calculated at an annual rate of 1.5% based on the average value of the Company’s gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. Management Fees are payable quarterly in arrears and are prorated for any partial month or quarter.

For the three months ended March 31, 2012, Management Fees were $1.5 million.

Until such time that the Company has an IPO, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three months ended March 31, 2012, Management Fees of $321 were waived.

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears, will equal 100% of the excess of pre-incentive fee net investment income in excess of a 1.5% quarterly hurdle rate, until the Adviser has received 15% (17.5% subsequent to an IPO) of total net investment income for that quarter, and 15% (17.5% subsequent to an IPO) of all remaining pre-incentive fee net investment income for that quarter.

(ii)	The second component, payable at the end of each fiscal year in arrears, will, prior to an IPO, equal 15% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less cumulative realized capital losses, unrealized capital depreciation and the aggregate amount of any previously paid capital gain incentive fees for prior periods (the “Capital Gains Fee”). Following an IPO, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an IPO and from such IPO to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an IPO, the portion of the Company’s realized capital gains that accrued prior to an IPO will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued following an IPO will be subject to an incentive fee rate of 17.5%.

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

The Company accrues Incentive Fees taking into account unrealized gains and losses; however, Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, prohibits the Adviser from receiving the payment of fees until such gains are realized. For the three months ended March 31, 2012, Incentive Fees were $1.0 million of which $546 were realized and payable to the Adviser. There can be no assurance that such unrealized gains will be realized in the future.

Unless earlier terminated, the Advisory Agreement will remain in effect until December 12, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the three months ended March 31, 2012, and March 31, 2011, were $1.0 million and $54, respectively.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies and/or had the power to exercise control over the management or policies of such portfolio company. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled non-affiliated, non-controlled affiliated and controlled investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled investments.

Investments at fair value consisted of the following as of March 31, 2012, and December 31, 2011:

	March 31, 2012
	Amortized Cost (1)	Fair Value	Net Unrealized Gains (Losses)
Debt investments	$311,808	$317,249	$5,441
Preferred equity/mezzanine investments	9,901	9,500	(401)

Total Investments	$321,709	$326,749	$5,040

	December 31, 2011
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$172,131	$174,348	$2,217
Preferred equity/mezzanine investments	9,905	10,000	95

Total Investments	$182,036	$184,348	$2,312

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value as of March 31, 2012, and December 31, 2011, is as follows:

	March 31, 2012	December 31, 2011
Software provider for electrical equipment manufacturing	8.9%	15.8%
Full service chain of restaurants	12.4%	21.8%
Software provider for food and beverage companies	12.9%	23.1%
ERP and eCommerce systems software	6.9%	12.3%
Cross-platform software development tools	9.9%	8.0%
Multidiscipline simulation software	10.7%	19.0%
Safety equipment manufacturer	18.0%	—
Alarm dealer and service provider	6.1%	—
Commercial and residential flooring	14.2%	—

Total	100.0%	100.0%

The geographic composition of Investments at fair value as of March 31, 2012, and December 31, 2011, is as follows:

	March 31, 2012	December 31, 2011
United States
Northeast	14.2%	—
South	14.3%	26.4%
Southwest	12.9%	23.2%
Midwest	18.0%	—
West	31.7%	34.6%
Canada	8.9%	15.8%

Total	100.0%	100.0%

5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements for Investments at fair value as of March 31, 2012, and December 31, 2011:

	Fair Value Hierarchy at March 31, 2012
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$16,295	$300,954	$317,249
Preferred equity/mezzanine investments	—	—	9,500	9,500

Total investments at fair value	$—	$16,295	$310,454	$326,749

	Fair Value Hierarchy at December 31, 2011
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$174,348	$174,348
Preferred equity/mezzanine investments	—	—	10,000	10,000

Total investments at fair value	$—	$—	$184,348	$184,348

The following table presents changes in Investments at fair value that use Level 3 inputs as of and for the three months ended March 31, 2012:

	As of and for the Three Months Ended March 31, 2012
	Debt Investments	Preferred Equity/Mezzanine Investments	Total
Balance, beginning of period	$174,348	$10,000	$184,348
Purchases, net	188,653	(4)	188,649
Proceeds from investments, net	(45,906)	—	(45,906)
Repayments	(4,142)	—	(4,142)
Paid-in-kind interest	89	—	89
Net change in unrealized gains	1,401	(496)	905
Realized gains	441	—	441
Net amortization of discount on securities	240	—	240
Transfers out of Level 3	(14,170)	—	(14,170)

Balance, End of Period	$300,954	$9,500	$310,454

Rare Restaurant Group, LLC transferred out of Level 3 during the three months ended March 31, 2012, as a result of changes in the observability of inputs into its valuation.

The following table presents information with respect to net change in unrealized appreciation or depreciation on Investments at fair value for which Level 3 inputs were used in determining fair value that are still held by the Company as of March 31, 2012:

Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended March 31, 2012 on Investments Held at March 31, 2012
Debt investments	$1,401
Preferred equity/mezzanine investments	(496)

Total investments at fair value	$905

The following table presents the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2012:

	March 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt investments	$300,954	Income Approach	Market Yield Credit Quality Adjustment	7.38% — 16.03% (11.81%) 0%
Preferred equity/mezzanine investments	$9,500	Market Approach	EBITDA Multiple	8x

Significant increases or decreases in any of the above inputs in isolation would result in a significantly lower or higher fair value measurement.

Financial Instruments Not Carried at Fair Value

Borrowings

The fair value of the Company’s borrowings, which are categorized as Level 3 within the fair value hierarchy, as of March 31, 2012, and December 31, 2011, approximate their carrying value as the outstanding balance is callable at carrying value.

Other Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and borrowings, are classified as Level 2.

6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2012 and December 31, 2011, our asset coverage was 228.9% and 211.7%, respectively.

Our debt obligations consisted of the following as of March 31, 2012, and December 31, 2011:

	March 31, 2012
	Total Facility	Borrowings Outstanding	Amount Available	Weighted Average Interest Rate
Revolving Credit Facility	$250,000	$227,000	$23,000	2.6%

	December 31, 2011
	Total Facility	Borrowings Outstanding	Amount Available	Weighted Average Interest Rate
Revolving Credit Facility	$250,000	$155,000	$95,000	3.0%

Average debt outstanding during the three months ended March 31, 2012, and the year ended December 31, 2011, was $67.9 million and $11.4 million, respectively.

For the three months ended March 31, 2012, the components of interest expense were as follows:

Three Months Ended March 31, 2012
Stated interest expense	$499
Commitment fees	172
Amortization of debt issuance cost	243

Total interest expense	$914

As of March 31, 2012, and December 31, 2011, the Company was in compliance with the terms of the Revolving Credit Facility.

Subsequent to March 31, 2012, the Company repaid a portion of the Revolving Credit Facility and borrowed additional amounts to fund investments. As of May 11, 2012, there was $24.8 million outstanding.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2012, and December 31, 2011, the Company had the following commitments to fund investments:

	March 31, 2012	December 31, 2011
Senior secured revolving loan commitments	$3,750	$3,750
Senior secured term loan commitments	10,000	3,000

Total commitments	$13,750	$6,750

Other Commitments and Contingencies

As of March 31, 2012, and December 31, 2011, the Company had $1.3 billion and $1.2 billion, respectively, in total capital commitments from investors ($1.0 billion and $1.0 billion unfunded, respectively), of which $96.2 million and $70.4 million, respectively, is from the Adviser and its affiliates ($74.0 million and $60.3 million unfunded, respectively).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2012, management is not aware of any pending or threatened litigation.

8. Net Assets

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Shares Issued	Proceeds Received
February 15, 2012	6,525	$6,429
February 22, 2012	35,521	35,000
March 29, 2012	76,137	75,000

Total capital drawdowns	118,183	$116,429

In addition to the drawdowns noted above, on March 20, 2012, the Company issued 343 shares of its Common Stock to investors (including 29 shares to the Adviser) who have not opted out of the Company’s dividend reinvestment plan. The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such investor by the net asset value per share of the Common Stock at December 31, 2011 (the declaration date of the dividend). The Common Stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

9. Dividends

The following table summarizes the dividend declared during the three months ended March 31, 2012:

Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2012	March 31, 2012	May 7, 2012	$10.51

Total Declared for 2012			$10.51

The dividend declared during the three months ended March 31, 2012, was derived from net investment income, determined on a tax basis.

10. Income Taxes

The following table reconciles Increase in net assets resulting from operations for the three months ended March 31, 2012, to undistributed taxable income as of March 31, 2012:

As of and for the Three Months Ended March 31, 2012 (Estimated) (1)
Increase in net assets resulting from operations	$5,786
Adjustments:
Change in unrealized gain on investments	(2,728)
Other income for tax purposes, not book	228
Amortization of deferred organization costs	(100)
Other expenses not currently deductible	822
Dividends declared and/or paid (2)	(3,749)

Undistributed taxable income	$259

(1)	Taxable income is an estimate and will not be fully determined until the Company’s March 31, 2012 tax return is filed (expected to occur on or before December 17, 2012).
(2)	For the taxable year ended March 31, 2012, 63.3% of the dividends paid from net investment income, determined on a tax basis, constitutes interest-related dividends for U.S. federal nonresident withholding tax purposes and $441 constitutes short-term capital gain dividends for U.S. federal nonresident withholding tax purposes.

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

In general, the Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid-in capital or accumulated net investment income (loss), as appropriate, in the period that the differences arise. These adjustments have no effect on the Company’s net assets or results of operations. During the fiscal quarter and taxable year ended March 31, 2012, permanent differences were attributable to the distribution of $441 of ordinary dividends derived from the Company’s taxable year ended March 31, 2012, net short-term capital gains, as well as $54 of nondeductible net operating losses incurred by the Company in respect of the Company’s taxable year ended March 31, 2011, which were recorded as adjustments to the Company’s additional paid-in capital, accumulated net investment income (loss), and net realized gain (loss) at March 31, 2012.

We neither have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our March 31, 2012, and March 31, 2011, federal tax years remain subject to examination by the Internal Revenue Service.

The tax cost of the Company’s investments at fair value as of March 31, 2012, approximates their amortized cost.

11. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a share of Common Stock outstanding during the three month periods ended March 31, 2012, and March 31, 2011.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Per Share Data
Net asset value, beginning of period	$980.51	$1.00

Net investment income (loss)	13.24	(1,554.31)
Net realized and unrealized gains	8.59	—

Total from investment operations	21.83	(1,554.31)

Dividends declared	(10.51)	—

Total increase (decrease) in net assets	11.32	(1,554.31)

Net Asset Value, End of Period	$991.83	(1,553.31)

Shares Outstanding, End of Period	295,059	1,000

Total Return (1) (3)	3%	n.m.

Ratios / Supplemental Data
Ratio of net expenses to average net assets (3)	2.01%	(200.26)%
Ratio of net investment income (loss) to average net assets (3)	1.12%	(200.26)%
Net assets, end of period	$292,649	$(1,553)
Weighted-average shares outstanding	197,610	1,000
Total committed capital, end of period (2)	$1,256,251	$1
Ratio of total contributed capital to total committed capital, end of period	23.04%	100%
Year of formation	2010	2010

n.m.	Information is not meaningful.
(1)	Total return is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(2)	Amount includes $96.2 million and $1,000 of commitments from the Adviser and its affiliates as of March 31, 2012, and March 31, 2011, respectively.
(3)	Not annualized.

12. Subsequent Events

On April 30, 2012, the Company entered into $58.4 million of subscription agreements with several investors providing for the private placement of the Company’s Common Stock which, when combined with increased commitments from existing investors, increased the total committed capital to $1.3 billion ($1.0 billion unfunded), of which $98.4 million ($76.2 million unfunded) is from the Adviser and its affiliates.

On May 8, 2012 (the “Closing Date”), TPG SL SPV, LLC (the “Subsidiary”) entered into a Revolving Credit and Security Agreement (the “Facility”). Parties to the agreement include TPG SL SPV, LLC, as Borrower, the lenders from time to time parties hereto (each a “Lender” and collectively the “Lenders”), Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. The maximum principal amount of the Facility is $100 million, subject to availability under the borrowing base. The Facility provides for a contribution and reinvestment period for up to 18 months after the Closing Date. The Facility will mature on May 8, 2020, and is secured by a perfected first priority security interest in the assets of the Subsidiary and on any payments received by the Subsidiary in respect of such assets. Amounts drawn under the Facility will bear interest at LIBOR plus a margin. The Subsidiary drew $34.4 million on the Closing Date.

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

During the three months ended March 31, 2011, we were a development stage company and had not commenced commercial operations. The only activity during the three months ended March 31, 2011, was the accrual of certain initial organization expenses.

PORTFOLIO INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended March 31, 2012, is presented below (information presented herein is at amortized cost unless otherwise indicated):

($ in millions)	Three Months Ended March 31, 2012
Principal amount of investments funded (1):
Senior term debt	$188.6

New investment commitments (2):
New portfolio companies	$7.0

Average Total Investment in New Portfolio Companies (3):	$47.2

(1)	Amount of investments originally funded includes amounts originally funded on term loans, but not amounts subsequently repaid by borrowers in the period.
(2)	New investment commitments include new agreements to fund revolving credit facilities and term loans not funded at closing.
(3)	“Average Total Investment in New Portfolio Companies” is computed as the average of all investments made during the period, including investment commitments not yet funded.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of March 31, 2012, were as follows:

	March 31, 2012
	Fair Value	Amortized Cost
Senior term debt	12.0%	12.1%
Corporate bonds	18.0%	20.1%

Debt and income producing securities	12.3%	12.5%

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

Investment income for the three months ended March 31, 2012, was $7.0 million, which consisted of $6.9 million in interest income and $0.1 million in other income. Investment income from non-controlled, non-affiliated investments was $6.1 million while investment income from non-controlled, affiliated investments was $0.9 million.

As we were in the development stage for the three months ended March 31, 2011, no revenues were earned during that period.

Expenses

Our primary operating expenses include the payment of the Management Fee and, depending on our operating results, the Incentive Fee, expenses reimbursable under the Administration Agreement and the Advisory Agreement, and other direct expenses that we incur, such as compensation to our Board and interest payable for borrowings. The Management Fee and Incentive Fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring, and realizing our investments. Under the terms of the Administration Agreement, our Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to our Adviser under the terms of the Administration Agreement. We bear all other costs and expenses of our operations and transactions.

Expenses for the three months ended March 31, 2012, were $4.3 million which consisted of $0.9 million of interest expense, $1.1 million in Management Fees (net of waivers), $1.0 million in Incentive Fees, $0.8 million in professional fees, $0.1 million in directors’ fees, and $0.4 million in other general and administrative expenses.

Expenses for the three months ended March 31, 2011, were $1.6 million which consisted $1.5 million of initial organization costs for which we were required to reimburse the Adviser in accordance with the Administration Agreement and $0.1 of other operating expenses, including director fee expenses; and, a proration of directors’ and officers’ insurance policy premiums and the BDC-required fidelity bond premium.

Net Realized Gains/Losses

During the three months ended March 31, 2012, we sold and received proceeds of $45.9 million in connection with our investment in Mannington Mills, Inc. which resulted in $0.4 million of realized gains.

Net Unrealized Gains/Losses

We value our investments quarterly and any changes in fair value are recorded as unrealized gains or losses.

During the three months ended March 31, 2012, the net change in unrealized gains on our investment portfolio were comprised of the following:

($ in millions)	March 31, 2012
Unrealized gains	$3.1
Unrealized losses	(0.4)

Net change in unrealized gains	$2.7

The changes in unrealized gains (losses) for the three months ended March 31, 2012, consisted of the following:

($ in millions)	Net Unrealized Appreciation (Depreciation)
AFS Technologies, Inc.	$(0.2)
Center Cut Hospitality, Inc.	0.1
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP)	0.3
Ecommerce Industries, Inc.	0.1
MSC.Software Corporation	0.3
Rare Restaurant Group, LLC	1.8
Rogue Wave Holdings, Inc.	(0.1)
Federal Signal Corporation	(0.1)
Vivint, Inc.	—
Mannington Mills, Inc.	0.5

Net change in unrealized gains	$2.7

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three months ended March 31, 2012, and March 31, 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $196.5 million in cash and cash equivalents on hand, an increase of $52.8 million from December 31, 2011. The increase was primarily attributable to additional borrowings under the Revolving Credit Facility and proceeds from investor drawdown notices received near March 31, 2012. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Adviser); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our shares.

We expect to generate additional cash from (1) from operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from banks or other lenders.

Cash and cash equivalents on hand as of March 31, 2012, combined with our uncalled capital commitments of $1.0 billion, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During each of the three months ended March 31, 2012 and March 31, 2011, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including our Adviser, providing for the private placement of our Common Stock. Offering costs associated with the private placements were absorbed by the Adviser. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of 10 business days’ prior notice. As of March 31, 2012, we had received capital commitments totaling $1.3 billion, of which $96.2 million was from our Adviser its affiliates. One of our investors has made a capital commitment to the Company in an amount that will automatically increase upon the closing of each private offering of our Common Stock based on a percentage of the total capital commitments of all investors, up to a specified maximum capital commitment. If this investor were required to make the full amount of its maximum capital commitment as of March 31, 2012, our total capital commitments would have increased by $11.9 million as of such date.

During the three months ended March 31, 2012, we delivered drawdown notices to our investors relating to the issuance of 118,183 shares of our Common Stock for aggregate offering proceeds of $116 million. We did not deliver any drawdown notices during the three months ended March 31, 2011. See Note 8 to our consolidated financial statements for the dates and amounts of our drawdowns. Proceeds from the issuances were used in our investing activities and for other general corporate purposes.

In addition to the drawdowns noted above, on March 20, 2012, we issued 343 shares of our Common Stock to investors (including 29 shares to the Adviser) who have not opted out of our dividend reinvestment plan. The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such investor by the net asset value per share of our Common Stock at December 31, 2011 (the declaration date of the dividend). The Common Stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

Revolving Credit Facility

As of March 31, 2012, and December 31, 2011, we had $227 million and $155 million, respectively, outstanding and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See Note 6 to our consolidated financial statements for the three months ended March 31, 2012, for more detail on the Revolving Credit Facility.

OFF BALANCE SHEET ARRANGEMENTS

Information on our off balance sheet arrangements is contained in Note 7 to our consolidated financial statements.

CONTRACTUAL OBLIGATIONS

A summary of our contractual payment obligations as of March 31, 2012, are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$227	$—	$227	$—	$—

Total	$227	$—	$227	$—	$—

In addition to the contractual payment obligations in the tables above, we also have commitments to fund investments. See “Off Balance Sheet Arrangements.”

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

RECENT DEVELOPMENTS

On April 30, 2012, the Company entered into $58.4 million of subscription agreements with several investors providing for the private placement of the Company’s Common Stock which, when combined with increased commitments from existing investors, increased the total committed capital to $1.3 billion ($1.0 billion unfunded), of which $98.4 million ($76.2 million unfunded) is from the Adviser and its affiliates.

On May 8, 2012 (the “Closing Date”), TPG SL SPV, LLC (the “Subsidiary”) entered into a Revolving Credit and Security Agreement (the “Facility”). Parties to the agreement include TPG SL SPV, LLC, as Borrower, the lenders from time to time parties hereto (each a “Lender” and collectively the “Lenders”), Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. The maximum principal amount of the Facility is $100 million, subject to availability under the borrowing base. The Facility provides for a contribution and reinvestment period for up to 18 months after the Closing Date. The Facility will mature on May 8, 2020, and is secured by a perfected first priority security interest in the assets of the Subsidiary and on any payments received by the Subsidiary in respect of such assets. Amounts drawn under the Facility will bear interest at LIBOR plus a margin. The Subsidiary drew $34.4 million on the Closing Date.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk. We currently do not hedge our exposure to these risks.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 to our consolidated financial statements for the three months ended March 31, 2012, for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of March 31, 2012, the majority of the investments at fair value in our portfolio were at variable rates. The Revolving Credit Facility also bears interest at floating rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our balance sheet as of March 31, 2012, the following table shows the impact on net income for the three months ended March 31, 2012, of base rate changes in interest rates (considering interest rate floors and ceilings for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$1,648	$522	$1,126
Up 200 basis points	1,098	348	750
Up 100 basis points	549	174	375
Down 100 basis points	(179)	(96)	(83)
Down 200 basis points	—	(139)	139
Down 300 basis points	—	(209)	209

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by our Adviser and its affiliates for each month in the three month period ended March 31, 2012:

($ in thousands, except per share amounts)	Average Price Paid	Total Number of	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	per Share	Shares Purchased	Programs	Programs
January 2012	$—	—	—	$—
February 2012	985.21	6,460	6,460	79,736
March 2012	985.12	5,827	5,827	73,995

Total	$985.17	12,287	12,287	$73,995

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Exhibits.

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

TPG SPECIALTY LENDING, INC.

Date: May 15, 2012	By:	/s/ Michael Fishman
Michael Fishman
Chief Executive Officer

Date: May 15, 2012	By:	/s/ John E. Viola
John E. Viola
Chief Financial Officer