Form 10-Q
period 2012-06-30
TPG Specialty Lending, Inc.
filed 2012-08-13
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at August 9, 2012 was 348,001.

TPG SPECIALTY LENDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

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

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “TSL”, “Company”, “we”, “us” and “our” refer to TPG Specialty Lending, Inc. unless the context states otherwise.

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $365,176 and $140,255, respectively)	$368,797	$141,685
Non-controlled, affiliated investments (amortized cost of $41,016 and $41,781, respectively)	40,875	42,663

Total investments at fair value (amortized cost of $406,192 and $182,036, respectively)	409,672	184,348
Cash and cash equivalents	230,907	143,692
Interest receivable	2,411	1,283
Subscription receivable	2,915	—
Prepaid expenses and other assets	7,601	2,926

Total Assets	$653,506	$332,249

Liabilities
Debt	$294,388	$155,000
Management fees payable to affiliate	1,241	933
Incentive fees payable to affiliate	2,738	347
Dividend payable	7,410	650
Payables to affiliate	3,469	1,057
Other liabilities	1,348	1,170

Total Liabilities	310,594	159,157

Commitments and contingencies (Note 7)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 345,684 and 177,532 shares issued, respectively; and 344,685 and 176,533 shares outstanding, respectively	3	2
Additional paid-in capital	339,648	172,873
Treasury shares at cost; 999 shares	(1)	(1)
Accumulated net investment loss	(2,137)	(2,094)
Net unrealized gains on investments	3,480	2,312
Accumulated net realized gains on investments	1,919	—

Total Net Assets	342,912	173,092

Total Liabilities and Net Assets	$653,506	$332,249

Net Asset Value Per Share	$994.86	$980.51

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

($ in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$10,279	$—	$16,292	$—
Other income	138	—	187	—
Interest from cash and cash equivalents	3	—	10	—

Total investment income from non-controlled, non-affiliated investments	10,420	—	16,489	—
Investment income from non-controlled, affiliated investments:
Interest from investments	891	—	1,792	—
Other income	3	—	7	—

Total investment income from non-controlled, affiliated investments	894	—	1,799	—

Total Investment Income	11,314	—	18,288	—

Expenses
Interest	1,162	—	2,076	—
Initial organization	—	—	—	1,500
Management fees	2,139	3	3,604	3
Incentive fees	1,371	—	2,392	—
Professional fees	519	289	1,356	289
Directors’ fees	74	68	145	91
Other general and administrative	345	276	715	307

Total expenses	5,610	636	10,288	2,190

Management fees waived (Note 3)	(899)	—	(1,220)	—

Net Expenses	4,711	636	9,068	2,190

Net Investment Income (Loss)	6,603	(636)	9,220	(2,190)

Net Gains on Investments
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(741)	—	2,190	—
Non-controlled, affiliated investments	(819)	—	(1,022)	—
Realized gains:
Non-controlled, non-affiliated investments	2,725	—	3,166	—

Total Net Gains on Investments	1,165	—	4,334	—

Increase (Decrease) in Net Assets Resulting from Operations	$7,768	$(636)	$13,554	$(2,190)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2012

($ in thousands)

(Unaudited)

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Senior Secured Loans
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP) (3)(4)(7)	Software provider for electrical equipment manufacturing	Senior secured loan ($28,875 par, due 7/2016)	8.50%	7/8/2011	$28,346	$28,708	8.4%
		Senior secured loan ($13,500 par, due 7/2016)	9.00%	7/8/2011	13,180	13,349	3.9%
Center Cut Hospitality, Inc. (3)(7)	Full service chain of restaurants	Senior secured loan ($23,063 par, due 8/2016)	6.25%	8/15/2011	22,702	23,063	6.7%
AFS Technologies, Inc. (3)(5)(7)	Software provider for food and beverage companies	Senior secured loan ($31,825 par, due 9/2015)	7.25%	8/31/2011	31,115	31,825	9.3%
Ecommerce Industries, Inc. (3)(7)	ERP and eCommerce systems software	Senior secured loan ($22,138 par, due 10/2016)	8.00%	10/17/2011	21,814	22,138	6.5%
Rogue Wave Holdings, Inc. (3)(7)	Cross-platform software development tools	Senior secured loan ($38,000 par, due 8/2016)	11.25%	10/31/2011	37,439	37,620	11.0%
MSC.Software Corporation (3)(7)	Multidiscipline simulation software	Senior secured loan ($34,125 par, due 12/2016)	8.00%	12/23/2011	33,522	34,381	10.0%
Federal Signal Corporation (3)(7)	Manufacturer of safety, emergency and heavy duty cleaning equipment	Senior secured loan ($59,747 par, due 2/2015)	12.00%	2/22/2012	58,635	59,747	17.4%
Vivint, Inc. (3)(7)	Residential alarm dealer and full service alarm monitoring company	Senior secured loan ($40,000 par, due 4/2013)	13.00%	2/28/2012	39,627	39,530	11.5%
Mannington Mills, Inc. (3)(7)	Commercial and residential flooring	Senior secured loan ($47,386 par, due 3/2017)	14.00%	3/5/2012	46,155	46,401	13.5%
Mandalay Baseball Properties, LLC (3)(7)	Sports Entertainment	Senior secured loan ($27,768 par, due 4/2017)	12.00%	4/12/2012	26,946	26,993	7.9%
Attachmate Corporation (3)(7)	Multidiscipline simulation software	Senior secured loan ($3,000 par, due 11/2017)	7.25%	6/25/2012	2,954	2,921	0.9%
Infogix, Inc. (3)(7)	Business operations management solutions	Senior secured loan ($31,000 par, due 6/2017)	10.00%	6/01/2012	30,295	30,280	8.8%

Total Senior Secured Loans					392,730	396,956	115.8%

Senior Secured Revolving Loans
Center Cut Hospitality, Inc. (3)(7)	Full service chain of restaurants	Senior secured revolving loan ($562 par, due 8/2016)	6.25%	8/15/2011	500	563	0.2%

Total Senior Secured Revolving Loans					500	563	0.2%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Bonds
El Pollo Loco, Inc. (7)	Full service chain of restaurants	17% Second priority senior secured note ($3,400 par, due 1/2018)	17.00%	6/13/2012	3,061	3,103	0.9%

Total Bonds					3,061	3,103	0.9%

Preferred Equity
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-1 Preferred Stock (311,760 shares)		8/31/2011	1,297	1,185	0.3%
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-2 Preferred Stock (2,069,193 shares)		8/31/2011	8,604	7,865	2.3%

Total Preferred Equity					9,901	9,050	2.6%

Total					$406,192	$409,672	119.5%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of June 30, 2012, the Company does not “control” any of the portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of an arrangement between the Company and other lenders in any syndication.
(4)	This portfolio company is a non-U.S. limited partnership and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(5)	As defined in the Investment Company Act, we are deemed to be an “affiliated person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. We do not have the power to exercise control over the management or policies of such portfolio company.
(6)	This preferred equity investment has an optional redemption feature which, if exercised, entitles the Company to a 1.5 times liquidation preference.
(7)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis Bank (see Note 6).

Transactions during the six months June 30, 2012, in which the issuer was an affiliated company (but not a portfolio company that we “control”) are as follows:

	As of and for the Six Months Ended June 30, 2012
Company	Fair Value at December 31, 2011	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Loss	Fair Value at June 30, 2012	Interest Income	Other Income
AFS Technologies, Inc.	$42,663	$72	$(838)	$(1,022)	$40,875	$1,792	$7

Total	$42,663	$72	$(838)	$(1,022)	$40,875	$1,792	$7

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2011

($ in thousands, except share amounts)

(Unaudited)

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Senior Secured Loans
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP) (3)(4)	Software provider for electrical equipment manufacturing	Senior secured loan ($29,625 par, due 7/2016)	8.50%	7/8/2011	$29,052	$29,181	16.9%
Center Cut Hospitality, Inc. (3)	Full service chain of restaurants	Senior secured loan ($26,250 par, due 8/2016)	6.75%	8/15/2011	25,717	25,987	15.0%
AFS Technologies, Inc. (3)(5)	Software provider for food and beverage companies	Senior secured loan ($32,662 par, due 9/2015)	7.25%	8/31/2011	31,876	32,663	18.9%
Ecommerce Industries, Inc. (3)	ERP and eCommerce systems software	Senior secured loan ($22,713 par, due 10/2016)	8.00%	10/17/2011	22,357	22,712	13.1%
Rogue Wave Holdings, Inc. (3)	Cross-platform software development tools	Senior secured loan ($14,672 par, due 8/2016)	11.75%	10/31/2011	14,550	14,635	8.5%
MSC.Software Corporation (3)	Multidiscipline simulation software	Senior secured loan ($35,000 par due 12/2016)	8.00%	12/23/2011	34,318	35,000	20.2%

Total Senior Secured Loans					157,870	160,178	92.6%

Bonds
Rare Restaurant Group, LLC	Full service chain of restaurants	9 1/4% senior secured bond ($16,462 par, due 5/2014)	9.25%	11/7/2011	13,255	13,170	7.6%
		9 1/4% senior secured bond ($1,250 par, due 5/2014)	9.25%	11/9/2011	1,006	1,000	0.6%

Total Bonds					14,261	14,170	8.2%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Preferred Equity
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B- 1 Preferred Stock (311,760 shares)		8/31/2011	1,297	1,309	0.8%
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B- 2 Preferred Stock (2,069,193 shares)		8/31/2011	8,608	8,691	5.0%

Total Preferred Equity					9,905	10,000	5.8%

Total					$182,036	$184,348	106.6%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2011, the Company does not “control” any of the portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of an arrangement between the Company and other lenders in any syndication.
(4)	This portfolio company is a non-U.S. limited partnership and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(5)	As defined in the Investment Company Act, we are deemed to be an “affiliated person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. We do not have the power to exercise control over the management or policies of such portfolio company.
(6)	This preferred equity investment has an optional redemption feature which, if exercised, entitles the Company to a 1.5 times liquidation preference.

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

($ in thousands)

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$9,220	$(2,190)
Net change in unrealized gains on investments	1,168	—
Realized gains on investments	3,166	—

Increase (Decrease) in Net Assets Resulting from Operations	13,554	(2,190)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares sold	164,994	35,000
Purchase of treasury shares	—	(1)
Reinvestment of dividends	1,782	—
Dividends declared	(10,510)	—

Increase in Net Assets Resulting from Capital Share Transactions	156,266	34,999

Total Increase in Net Assets	169,820	32,809
Net assets, beginning of period	173,092	1

Net Assets, End of Period	$342,912	$32,810

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$13,554	$(2,190)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Realized gains on investments	(3,166)
Net change in unrealized gains on investments	(1,168)	—
Net amortization of discount on securities	(1,083)	—
Amortization of debt issuance costs	538	—
Purchases of investments, net	(304,948)	—
Proceeds from investments, net	78,218	—
Repayments on investments	7,404	—
Paid-in-kind interest	(581)	—
Changes in operating assets and liabilities:
Initial organization expense payable	—	1,500
Interest receivable	(1,128)	—
Prepaid expenses and other assets	(5,213)	(252)
Management fees payable	308	3
Incentive fees payable	2,391	—
Payable to affiliate	2,412	1,213
Other liabilities	178	—

Net Cash Provided by (Used in) Operating Activities	(212,284)	274

Cash Flows from Financing Activities
Borrowings on debt	784,988	—
Repayments on debt	(645,600)	—
Proceeds from issuance of common shares	162,078	35,000
Purchase of treasury shares	—	(1)
Dividends paid to stockholders	(1,967)	—

Net Cash Provided by Financing Activities	299,499	34,999

Net Increase in Cash and Cash Equivalents	87,215	35,273
Cash and cash equivalents, beginning of period	143,692	1

Cash and Cash Equivalents, End of Period	$230,907	$35,274

Supplemental Information:
Interest paid during the period	$1,001	$—
Dividends declared during the period	$10,510	$—
Reinvestment of dividends during the period	$1,782	$—
Subscription receivable	$2,915	$—

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

During the three months ended June 30, 2011, the Company was a development stage company as defined in ASC 915-10-05, Development Stage Entity. During this time the Company was devoting substantially all of its efforts to establishing the business and its planned principal operations had not commenced. All losses accumulated during the three months ended June 30, 2011, have been considered a part of the Company’s development stage activities.

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

In connection with debt and equity securities that were valued at fair value in good faith by the Board, the Board has engaged an independent third-party valuation firm to perform certain limited procedures that the Board identified and requested it to perform. As of June 30, 2012, the independent third-party valuation firm performed its procedures on the majority of investments which have been outstanding for greater than 45 days. Upon completion of such limited procedures, the third-party valuation firm determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures was reasonable.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (i.e., broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. Some of the factors considered include the number of prices obtained as well as an assessment as to their quality.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”) which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. ASU 2011-04 mainly represents clarifications to ASC 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to nonfinancial assets; (ii) an instrument classified in shareholders’ equity should be measured from the perspective of a market participant holding that instrument as an asset; and, (iii) quantitative disclosure is required for unobservable inputs used in Level 3 measurements. ASU 2011-04 amends ASC 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity’s net risk exposure; (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances but blockage factor discounts are not permitted; and, (iii) additional Level 3 disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company has adopted ASU 2011-04 as of January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

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

The Administration Agreement also provides for reimbursement of certain initial organization costs incurred prior to the commencement of the Company’s operations (up to an aggregate of $1.5 million). During the six months ended June 30, 2011, initial organization costs exceeded $1.5 million and accordingly, a corresponding amount was recorded in the consolidated financial statements and subsequently paid to the Adviser.

For the three and six months ended June 30, 2012, the Company incurred expenses of $0.2 million and $0.5 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. Excluding initial organization and operating costs, for each of the three and six months ended June 30, 2011 the Company incurred expenses of $0.1 million for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2012, Management Fees were $2.1 million and $3.6 million, respectively. For the three and six months ended June 30, 2011, Management Fees were $3 thousand and $3 thousand, respectively.

Until such time that the Company has an IPO, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three and six months ended June 30, 2012, Management Fees of $0.9 million and $1.2 million, respectively, were waived. No management fees were waived for the three and six months ended June 30, 2011.

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

The Company accrues Incentive Fees taking into account unrealized gains and losses; however, Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, prohibits the Adviser from receiving the payment of fees until such gains are realized. There can be no assurance that such unrealized gains will be realized in the future. For the three and six months ended June 30, 2012, Incentive Fees were $1.4 million and $2.4 million, respectively, of which $1.2 million and $1.7 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2011, there were no Incentive Fees.

Unless earlier terminated, the Advisory Agreement will remain in effect until December 12, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the three and six months ended June 30, 2012, were $0.7 million and $1.7 million, respectively. Expenses incurred by the Adviser on behalf of the Company for the three and six months ended June 30, 2011, were $0.5 million and $0.6 million, respectively.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies and/or had the power to exercise control over the management or policies of such portfolio company. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled investments.

Investments at fair value consisted of the following as of June 30, 2012, and December 31, 2011:

	June 30, 2012
	Amortized Cost (1)	Fair Value	Net Unrealized Gains (Losses)
Debt investments	$396,291	$400,622	$4,331
Preferred equity/mezzanine investments	9,901	9,050	(851)

Total Investments	$406,192	$409,672	$3,480

	December 31, 2011
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$172,131	$174,348	$2,217
Preferred equity/mezzanine investments	9,905	10,000	95

Total Investments	$182,036	$184,348	$2,312

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value as of June 30, 2012, and December 31, 2011, is as follows:

	June 30, 2012	December 31, 2011
Software provider for electrical equipment manufacturing	10.3%	15.8%
Full service chain of restaurants	6.5%	21.8%
Software provider for food and beverage companies	10.0%	23.1%
ERP and eCommerce systems software	5.4%	12.3%
Cross-platform software development tools	9.2%	8.0%
Multidiscipline simulation software	9.1%	19.0%
Safety equipment manufacturer	14.6%	—
Alarm dealer and service provider	9.6%	—
Commercial and residential flooring	11.3%	—
Sports Entertainment	6.6%	—
Business Operations Management Solutions	7.4%	—

Total	100.0%	100.0%

The geographic composition of Investments at fair value as of June 30, 2012, and December 31, 2011, is as follows:

	June 30, 2012	December 31, 2011
United States
Northeast	11.3%	—
South	11.2%	26.4%
Southwest	10.0%	23.2%
Midwest	22.0%	—
West	35.3%	34.6%
Canada	10.2%	15.8%

Total	100.0%	100.0%

5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements for Investments at fair value as of June 30, 2012, and December 31, 2011:

	Fair Value Hierarchy at June 30, 2012
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$6,024	$394,598	$400,622
Preferred equity/mezzanine investments	—	—	9,050	9,050

Total investments at fair value	$—	$6,024	$403,648	$409,672

	Fair Value Hierarchy at December 31, 2011
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$174,348	$174,348
Preferred equity/mezzanine investments	—	—	10,000	10,000

Total investments at fair value	$—	$—	$184,348	$184,348

The following table presents changes in Investments at fair value that use Level 3 inputs as of and for the three and six months ended June 30, 2012:

	As of and for the Three Months Ended June 30, 2012
	Debt Investments	Preferred Equity/Mezzanine Investments	Total
Balance, beginning of period	$300,954	$9,500	$310,454
Purchases, net	110,286	—	110,286
Proceeds from investments, net	(15,000)	—	(15,000)
Repayments	(3,261)	—	(3,261)
Paid-in-kind interest	492	—	492
Net change in unrealized gains	613	(450)	163
Realized gains	80	—	80
Net amortization of discount on securities	434	—	434

Balance, End of Period	$394,598	$9,050	$403,648

	As of and for the Six Months Ended June 30, 2012
	Debt Investments	Preferred Equity/Mezzanine Investments	Total
Balance, beginning of period	$174,348	$10,000	$184,348
Purchases, net	298,940	(5)	298,935
Proceeds from investments, net	(60,905)	—	(60,905)
Repayments	(7,404)	—	(7,404)
Paid-in-kind interest	581	—	581
Net change in unrealized gains	2,012	(945)	1,067
Realized gains	522	—	522
Net amortization of discount on securities	674	—	674
Transfers out of Level 3	(14,170)	—	(14,170)

Balance, End of Period	$394,598	$9,050	$403,648

Rare Restaurant Group, LLC transferred out of Level 3 during the six months ended June 30, 2012, as a result of changes in the observability of inputs into its valuation.

The following table presents information with respect to net change in unrealized appreciation or depreciation on Investments at fair value for which Level 3 inputs were used in determining fair value that are still held by the Company as of June 30, 2012:

Net Change in Unrealized Appreciation or Depreciation for the Six Months Ended June 30, 2012 on Investments Held at June 30, 2012
Debt investments	$2,012
Preferred equity/mezzanine investments	(945)

Total investments at fair value	$1,067

The following table presents the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2012:

	June 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt investments	$394,598	Income Approach	Market Yield	6.59% —16.59% (12.76%)
Preferred equity/mezzanine investments	$9,050	Market Approach	EBITDA Multiple	8x

Significant increases or decreases in any of the above inputs in isolation would result in a significantly lower or higher fair value measurement.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2012, and December 31, 2011, approximates its carrying value as the outstanding balances are callable at carrying value.

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

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2012, and December 31, 2011, our asset coverage was 216.5% and 211.7%, respectively.

Our debt obligations consisted of the following as of June 30, 2012, and December 31, 2011:

	June 30, 2012
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$249,000	$1,000
Revolving Credit Facility (Natixis)	100,000	45,388	3,540

Total debt obligations	$350,000	$294,388	$4,540

	December 31, 2011
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$155,000	$95,000

(1)	The amount available considers any limitations related to the respective debt facilities’ borrowing bases.

Average debt outstanding during the six months ended June 30, 2012, and the year ended December 31, 2011, was $76.1 million and $11.4 million, respectively. The weighted average interest rate for outstanding borrowings during each of the three and six months ended June 30, 2012, was 2.9%.

For the three and six months ended June 30, 2012, the components of interest expense were as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Stated interest expense	$620	$1,120
Commitment fees	247	418
Amortization of debt issuance costs	295	538

Total interest expense	$1,162	$2,076

On May 8, 2012 (the “Closing Date”), the Company’s wholly-owned subsidiary TPG SL SPV, LLC (the “Subsidiary”), a Delaware limited liability company, entered into a Revolving Credit and Security Agreement (the “Revolving Credit Facility (Natixis)”). Parties to the agreement include TPG SL SPV, LLC, as Borrower, the lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Also on May 8, 2012, the Company contributed certain investments to the Subsidiary pursuant to the terms of a Master Sale and Contribution Agreement by and between the Company and the Subsidiary. No gain or loss was recognized as a result of the contribution. Proceeds from the Revolving Credit Facility (Natixis) may be used to finance the acquisition of eligible assets by the Subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiary through its ownership of the Subsidiary. The maximum principal amount is $100 million, subject to availability under the borrowing base which is based on the amount of the Subsidiary’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

The agreement provides for a contribution and reinvestment period for up to 18 months after the Closing Date (the “Commitment Termination Date”). Prior to the Commitment Termination Date, proceeds received by the Subsidiary from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the Commitment Termination Date, proceeds received by the Subsidiary from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Proceeds received from interest and principal at the end of a reporting period that have not gone through a settlement process are considered to be restricted cash. As of June 30, 2012, the Subsidiary had $2.8 million in restricted cash, a component of Prepaid expenses and other assets, in the accompanying consolidated financial statements.

The Revolving Credit Facility (Natixis) will mature on May 8, 2020. Amounts drawn bear interest at LIBOR plus a margin and an unutilized commitment fee of 0.75% paid on the undrawn portion of the commitment. The Revolving Credit Facility (Natixis) contains customary covenants, including certain maintenance covenants, and events of default. The Revolving Credit Facility (Natixis) is secured by a perfected first priority security interest in the assets of the Subsidiary and on any payments received by the Subsidiary in respect of such assets and as such, are not available to pay the debts of the Company. As of June 30, 2012, the Subsidiary had $114.8 million in assets, including $108.8 million in investments, and $45.7 million in liabilities, including the outstanding borrowings, on its balance sheet.

Borrowings of the Subsidiary are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

As of June 30, 2012, the Company was in compliance with the terms of its debt facilities.

Subsequent to June 30, 2012, the Company repaid a portion of its debt facilities and borrowed additional amounts to fund investments. As of August 9, 2012, there was $112.3 million in debt outstanding.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2012, and December 31, 2011, the Company had the following commitments to fund investments:

	June 30, 2012	December 31, 2011
Senior secured revolving loan commitments	$10,688	$3,750
Senior secured term loan commitments	15,000	3,000

Total portfolio company commitments	$25,688	$6,750

Other Commitments and Contingencies

As of June 30, 2012, and December 31, 2011, the Company had $1.3 billion and $1.2 billion, respectively, in total capital commitments from investors ($1.0 billion and $1.0 billion unfunded, respectively), of which $98.4 million and $70.4 million, respectively, is from the Adviser and its affiliates ($73.1 million and $60.3 million unfunded, respectively).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2012, management is not aware of any pending or threatened litigation.

8. Net Assets

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
	Shares Issued	Proceeds Received
February 15, 2012	6,525	$6,429
February 22, 2012	35,521	35,000
March 29, 2012	76,137	75,000
May 31, 2012	13,379	13,459
June 29, 2012 (1)	34,789	35,000

Total capital drawdowns	166,351	$164,888

(1)	As of June 30, 2012, there were $2.9 million in capital drawdowns outstanding from investors. On July 13, 2012, all outstanding amounts had been received by the Company.

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

On May 16, 2012, the Company issued 1,458 shares of its Common Stock to investors who had not opted out of the Company’s dividend reinvestment plan. The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such investor by the net asset value per share of the Common Stock at March 31, 2012 (the declaration date of the dividend).

The Common Stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

9. Dividends

The following table summarizes the dividends declared during the six months ended June 30, 2012:

Date Declared	Record Date	Payment Date	Dividend per Share
March 20, 2012	March 31, 2012	May 7, 2012	$10.51
May 9, 2012	June 30, 2012	August 3, 2012	21.50

Total Declared for 2012			$32.01

The dividends declared during the six months ended June 30, 2012, were derived from net investment income, determined on a tax basis.

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

We neither have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our March 31, 2012 and 2011, federal tax years remain subject to examination by the Internal Revenue Service.

The tax cost of the Company’s investments at fair value as of June 30, 2012, approximates their amortized cost.

11. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a share of Common Stock outstanding during the six month periods ended June 30, 2012, and June 30, 2011.

	Six Months Ended
($ in thousands, except per share data)	June 30, 2012	June 30, 2011
Per Share Data
Net asset value, beginning of period	$980.51	$1.00

Net investment income (loss) (1)	36.97	(63.61)
Net realized and unrealized gains (1)	9.39	—

Total from investment operations	46.36	(63.61)

Issuance of common shares at prices above net asset value (2)	—	1,000.00
Dividends declared (2)	(32.01)	—

Total increase in net assets	14.35	936.39

Net Asset Value, End of Period	$994.86	$937.39

Shares Outstanding, End of Period	344,685	35,001

Total Return (3)(5)	4.67%	n.m.

Ratios / Supplemental Data
Ratio of net expenses to average net assets (5)	3.36%	21.02%
Ratio of net investment income (loss) to average net assets (5)	3.42%	21.02%
Net assets, end of period	$342,912	$32,810
Weighted-average shares outstanding	249,364	1,182
Total committed capital, end of period (4)	$1,314,664	$665,089
Ratio of total contributed capital to total committed capital, end of period	25.70%	5.26%
Year of formation	2010	2010

n.m.	Information is not meaningful.
(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(4)	Amount includes $98.4 million and $54.5 million of commitments from the Adviser and its affiliates as of June 30, 2012, and June 30, 2011, respectively.
(5)	Not annualized.

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those events previously disclosed, there have been no subsequent events that require disclosure in or adjustments to these consolidated financial statements.

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

During the three months ended June 30, 2011, we were a development stage company and had not commenced commercial operations.

PORTFOLIO INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended June 30, 2012, is presented below (information presented herein is at amortized cost unless otherwise indicated):

($ in millions)	Three Months Ended June 30, 2012
Principal amount of investments funded (1):
Senior term debt	$113.1
Corporate bonds	3.0

New investment commitments (2):
New portfolio companies	$10.0

Average Total Investment in New Portfolio Companies (3):	$15.8

(1)	Amount of investments originally funded includes amounts originally funded on term loans, but not amounts subsequently repaid by borrowers in the period.
(2)	New investment commitments include new agreements to fund revolving credit facilities and term loans not funded at closing.
(3)	“Average Total Investment in New Portfolio Companies” is computed as the average of all investments made during the period, including investment commitments not yet funded.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of June 30, 2012, were as follows:

	June 30, 2012
	Fair Value	Amortized Cost
Senior term debt	11.6%	11.7%
Corporate bonds	19.1%	19.3%

Debt and income producing securities	11.6%	11.7%

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

Investment income for the three and six months ended June 30, 2012, was $11.3 million and $18.3 million, respectively, which consisted of $11.2 million and $18.1 million, respectively, in interest income and $0.1 million and $0.2 million, respectively, in other income. Investment income from non-controlled, non-affiliated investments was $10.4 million and $16.5 million, respectively, while investment income from non-controlled, affiliated investments was $0.9 million and $1.8 million, respectively.

As we were in the development stage for the three and six months ended June 30, 2011, no revenues were earned during that period.

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

Net expenses for the three and six months ended June 30, 2012, were $4.7 million and $9.1 million, respectively, which consisted of $1.2 million and $2.1 million, respectively, of interest expense, $1.2 million and $2.4 million, respectively, in Management Fees (net of waivers), $1.4 million and $2.4 million, respectively, in Incentive Fees, $0.5 million and $1.4 million, respectively, in professional fees, $0.1 million and $0.1 million, respectively, in directors’ fees, and $0.3 million and $0.7 million, respectively, in other general and administrative expenses.

Net expenses for the three and six months ended June 30, 2011, were $0.6 million and $2.2 million, respectively. During the six months ended June 30, 2011, $1.5 million of initial organization costs were required to reimburse the Adviser in accordance with the Administration Agreement. Other operating expenses, including director fee expenses; and, a proration of directors’ and officers’ insurance policy premiums and the BDC-required fidelity bond premium for the three and six months ended June 30, 2011, were $0.6 million and $0.7 million.

Realized Gains

During the three and six months ended June 30, 2012, realized gains consisted of the following:

($ in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Mannington Mills, Inc.	$—	$0.4
Rare Restaurant Group, LLC.	2.6	2.6
Rogue Wave Holdings, Inc.	0.1	0.1

Net realized gains	$2.7	$3.1

Gains from investments in Mannington Mills, Inc. and Rogue Wave Holdings, Inc. were associated with proceeds received from sales to coinvestors. Gains associated with Rare Restaurant Group, LLC were associated with proceeds received from the disposition of the investment.

Net Change in Unrealized Gains (Losses)

We value our investments quarterly and any changes in fair value are recorded as unrealized gains or losses.

During the three and six months ended June 30, 2012, the net change in unrealized gains (losses) on our investment portfolio consisted of the following:

($ in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Unrealized gains	$1.5	$2.4
Unrealized losses	(3.1)	(1.2)

Net change in unrealized gains (losses)	$(1.6)	$1.2

The net change in unrealized gains (losses) for the three and six months ended June 30, 2012, by company consisted of the following:

($ in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
AFS Technologies, Inc.	$(0.8)	$(1.0)
Attachmate Corporation	—	—
Center Cut Hospitality, Inc.	0.1	0.2
Ecommerce Industries, Inc.	(0.1)	(0.1)
El Pollo Loco, Inc.	—	—
Federal Signal Corporation	1.1	1.1
Infogix, Inc.	—	—
Mandalay Baseball Properties, LLC	—	—
Mannington Mills, Inc.	(0.2)	0.2
MSC.Software Corporation	(0.1)	0.2
Rare Restaurant Group, LLC.	(1.7)	0.2
Rogue Wave Holdings, Inc.	0.2	0.1
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP)	0.1	0.4
Vivint, Inc.	(0.2)	(0.1)

Net change in unrealized gains (losses)	$(1.6)	$1.2

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three and six months ended June 30, 2012, and June 30, 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $230.9 million in cash and cash equivalents on hand, an increase of $87.2 million from December 31, 2011. The increase was primarily attributable to additional borrowings under the debt facilities and proceeds from investor drawdown notices received near June 30, 2012. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Adviser); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our shares.

We expect to generate additional cash from (1) from operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from banks or other lenders.

Cash and cash equivalents on hand as of June 30, 2012, combined with our uncalled capital commitments of $1.0 billion, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the six months ended June 30, 2012 and June 30, 2011, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including our Adviser, providing for the private placement of our Common Stock. Offering costs associated with the private placements were absorbed by the Adviser. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of 10 business days’ prior notice. As of June 30, 2012, we had received capital commitments totaling $1.3 billion, of which $98.4 million was from our Adviser its affiliates. One of our investors has made a capital commitment to the Company in an amount that will automatically increase upon the closing of each private offering of our Common Stock based on a percentage of the total capital commitments of all investors, up to a specified maximum capital commitment. If this investor were required to make the full amount of its maximum capital commitment as of June 30, 2012, our total capital commitments would have increased by $8.5 million as of such date.

During the six months ended June 30, 2012, we delivered drawdown notices to our investors relating to the issuance of 166,351 shares of our Common Stock for aggregate offering proceeds of $165.0 million. During the six months ended June 30, 2011, we delivered drawdown notices to our investors relating to the issuance of 35,000 shares of our Common Stock for aggregate offering proceeds of $35 million. See Note 8 to our consolidated financial statements for the dates and amounts of our drawdowns. Proceeds from the issuances were used in our investing activities and for other general corporate purposes.

In addition to the shares issued pursuant to drawdown notices, we also issued 1,801 shares pursuant to our dividend reinvestment plan during the six months ended June 30, 2012.

Debt

As of June 30, 2012, and December 31, 2011, we had $294.4 million and $155.0 million, respectively, outstanding and we were in compliance with the terms of the debt facilities. We intend to continue to utilize the debt facilities on a revolving basis to fund investments and for other general corporate purposes. See Note 6 to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Information on our off balance sheet arrangements is contained in Note 7 to our consolidated financial statements.

CONTRACTUAL OBLIGATIONS

A summary of our contractual payment obligations as of June 30, 2012, are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (DBTCA)	$249	$—	$249	$—	$—
Revolving Credit Facility (Natixis)	45	—	—	—	45

Total	$294	$—	$249	$—	$45

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of June 30, 2012, the majority of the investments at fair value in our portfolio were at variable rates. Our debt facilities also bear interest at floating rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our balance sheet as of June 30, 2012, the following table shows the impact on net income for the three months ended June 30, 2012, of base rate changes in interest rates (considering interest rate floors and ceilings for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$2,845	$634	$2,211
Up 200 basis points	1,897	423	1,474
Up 100 basis points	960	211	749
Down 100 basis points	(229)	(102)	(127)
Down 200 basis points	(218)	(159)	(59)
Down 300 basis points	(218)	(217)	(1)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by our Adviser and its affiliates for each month in the three month period ended June 30, 2012:

($ in millions, except per share amounts)	Average Price Paid	Total Number of	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	per Share	Shares Purchased	Programs	Programs
April 2012	$—	—	—	$—
May 2012	1,005.80	504	504	75.7
June 2012	1,005.90	2,603	2,603	73.1

Total	$1,005.88	3,107	3,107	$73.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Exhibits.

10.1	Revolving Credit and Security Agreement, dated May 8, 2012, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.

10.2	Master Sale and Contribution Agreement by and between TPG Specialty Lending, Inc., as the Originator and TPG SL SPV, LLC, as the Buyer, dated as of May 8, 2012.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: August 13, 2012	By:	/s/ Michael Fishman
Michael Fishman
Chief Executive Officer

Date: August 13, 2012	By:	/s/ John E. Viola
John E. Viola
Chief Financial Officer