Form 10-Q
period 2012-09-30
TPG Specialty Lending, Inc.
filed 2012-11-14
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at November 9, 2012 was 370,440.

TPG SPECIALTY LENDING, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “TSL”, “Company”, “we”, “us” and “our” refer to TPG Specialty Lending, Inc. unless the context states otherwise.

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $461,434 and $140,255, respectively)	$469,192	$141,685
Non-controlled, affiliated investments (amortized cost of $40,685 and $41,781, respectively)	41,406	42,663

Total investments at fair value (amortized cost of $502,119 and $182,036, respectively)	510,598	184,348
Cash and cash equivalents	178,291	143,692
Interest receivable	1,804	1,283
Prepaid expenses and other assets	14,172	2,926

Total Assets	$704,865	$332,249

Liabilities
Debt	$310,951	$155,000
Management fees payable to affiliate	1,339	933
Incentive fees payable to affiliate	3,394	347
Dividend payable	9,056	650
Payables to affiliate	1,985	1,057
Other liabilities	4,649	1,170

Total Liabilities	331,374	159,157

Commitments and contingencies (Note 7)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 371,439 and 177,532 shares issued, respectively; and 370,440 and 176,533 shares outstanding, respectively	4	2
Additional paid-in capital	365,645	172,873
Treasury shares at cost; 999 shares	(1)	(1)
Accumulated net investment loss	(2,137)	(2,094)
Net unrealized gains on investments	8,479	2,312
Accumulated net realized gains on investments	1,501	—

Total Net Assets	373,491	173,092

Total Liabilities and Net Assets	$704,865	$332,249

Net Asset Value Per Share	$1,008.24	$980.51

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

($ in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$13,486	$1,233	$29,778	$1,233
Other income	131	2	318	2
Interest from cash and cash equivalents	3	4	13	4

Total investment income from non-controlled, non-affiliated investments	13,620	1,239	30,109	1,239
Investment income from non-controlled, affiliated investments:
Interest from investments	931	311	2,723	311
Other income	3	1	10	1

Total investment income from non-controlled, affiliated investments	934	312	2,733	312

Total Investment Income	14,554	1,551	32,842	1,551

Expenses
Interest	1,780	36	3,856	36
Initial organization	—	—	—	1,500
Management fees	2,528	656	6,132	660
Incentive fees	2,397	206	4,789	206
Professional fees	675	616	2,031	904
Directors’ fees	71	76	216	167
Other general and administrative	375	206	1,090	513

Total expenses	7,826	1,796	18,114	3,986

Management fees waived (Note 3)	(1,189)	(7)	(2,409)	(7)

Net Expenses	6,637	1,789	15,705	3,979

Net Investment Income (Loss)	7,917	(238)	17,137	(2,428)

Net Gains on Investments
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	4,137	334	6,327	334
Non-controlled, affiliated investments	861	1,041	(161)	1,041
Realized gains:
Non-controlled, non-affiliated investments	666	—	3,832	—

Total Net Gains on Investments	5,664	1,375	9,998	1,375

Increase (Decrease) in Net Assets Resulting from Operations	$13,581	$1,137	$27,135	$(1,053)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2012

($ in thousands)

(Unaudited)

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Senior Secured Loans
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP) (3)(4)(7)	Software provider for electrical equipment manufacturing	Senior secured loan ($41,016 par, due 7/2016)	9.00%	7/8/2011	$40,247	$41,323	11.1%
AFS Technologies, Inc. (3)(5)(7)	Software provider for food and beverage companies	Senior secured loan ($31,406 par, due 9/2015)	7.25%	8/31/2011	30,785	31,406	8.4%
Ecommerce Industries, Inc. (3)(7)	ERP and eCommerce systems software	Senior secured loan ($21,850 par, due 10/2016)	8.00%	10/17/2011	21,555	22,099	5.9%
Rogue Wave Holdings, Inc. (3)(7)	Cross-platform software development tools	Senior secured loan ($37,169 par, due 8/2016)	11.25%	10/31/2011	36,661	36,890	9.9%
MSC.Software Corporation (3)(7)	Multidiscipline simulation software	Senior secured loan ($33,688 par, due 12/2016)	8.00%	12/23/2011	33,132	34,024	9.1%
Federal Signal Corporation (3)(7)	Manufacturer of safety, emergency and heavy duty cleaning equipment	Senior secured loan ($41,608 par, due 2/2017)	12.00%	2/22/2012	41,005	42,024	11.3%
Vivint, Inc. (3)(7)	Residential alarm dealer and full service alarm monitoring company	Senior secured loan ($40,000 par, due 4/2013)	13.00%	2/28/2012	39,770	39,900	10.7%
Mannington Mills, Inc. (3)(7)	Commercial and residential flooring	Senior secured loan ($47,449 par, due 3/2017)	14.00%	3/5/2012	46,284	49,688	13.3%
Mandalay Baseball Properties, LLC (3)(7)	Sports Entertainment	Senior secured loan ($28,084 par, due 4/2017)	12.00%	4/12/2012	27,304	27,702	7.4%
Infogix, Inc. (3)(7)	Business operations management solutions	Senior secured loan ($30,806 par, due 6/2017)	10.00%	6/1/2012	30,135	30,359	8.1%
Attachmate Corporation (3)(7)	Multidiscipline simulation software	Senior secured loan ($2,944 par, due 11/2017)	7.25%	6/25/2012	2,900	3,023	0.8%
eResearch Technology, Inc. (3)(7)	Pharmaceutical research services	Senior secured loan ($25,000 par, due 5/2018)	8.00%	7/3/2012	24,028	24,875	6.7%
Teletrac, Inc. (3)(7)	Fleet management solutions	Senior secured loan ($17,456 par, due 7/2017)	6.65%	7/23/2012	17,075	17,107	4.6%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Consona Holdings, Inc. (3)(7)	Enterprise application software solutions	Senior secured loan ($30,000 par, due 8/2018)	7.25%	8/13/2012	29,573	29,625	7.9%
Heartland Automotive Holdings, LLC (3)(7)	Preventive automotive maintenance services	Senior secured loan ($39,444 par, due 6/2017)	9.00%	8/28/2012	38,285	38,231	10.2%
Synagro Technologies, Inc. (3)	Recycling and waste management	Senior secured loan ($5,000 par, due 10/2014)	4.75%	9/14/2012	2,642	1,500	0.4%
International Equipment Solutions, Inc. (3)(7)	Engineered equipment manufacturing	Senior secured loan ($29,771 par, due 9/2016)	8.50%	9/18/2012	29,061	29,029	7.8%

Total Senior Secured Loans					490,442	498,805	133.6%

Senior Secured Revolving Loans
Vivint, Inc. (3)(7)	Residential alarm dealer and full service alarm monitoring company	Senior secured revolving loan ($1,811 par, due 4/2013)	12.00%	2/28/2012	1,776	1,793	0.5%

Total Senior Secured Revolving Loans					1,776	1,793	0.5%

Preferred Equity
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-1 Preferred Stock (311,760 shares)		8/31/2011	1,297	1,309	0.3%
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-2 Preferred Stock (2,069,193 shares)		8/31/2011	8,604	8,691	2.3%

Total Preferred Equity					9,901	10,000	2.6%

Total					$502,119	$510,598	136.7%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of September 30, 2012, the Company does not “control” any of the portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of an arrangement between the Company and other lenders in any syndication.
(4)	This portfolio company is a non-U.S. limited partnership and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

(5)	As defined in the Investment Company Act, we are deemed to be an “affiliated person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. We do not have the power to exercise control over the management or policies of such portfolio company.
(6)	This preferred equity investment has an optional redemption feature which, if exercised, entitles the Company to a 1.5 times liquidation preference.
(7)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis Bank (see Note 6).

Transactions during the nine months ended September 30, 2012 in which the issuer was an affiliated company (but not a portfolio company that we “control”) are as follows:

	As of and for the Nine Months Ended September 30, 2012
Company	Fair Value at December 31, 2011	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Loss	Fair Value at September 30, 2012	Interest Income	Other Income
AFS Technologies, Inc.	$42,663	$161	$(1,257)	$(161)	$41,406	$2,723	$10

Total	$42,663	$161	$(1,257)	$(161)	$41,406	$2,723	$10

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2011

($ in thousands, except share amounts)

(Unaudited)

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Senior Secured Loans
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP) (3)(4)	Software provider for electrical equipment manufacturing	Senior secured loan ($29,625 par, due 7/2016)	8.50%	7/8/2011	$29,052	$29,181	16.9%
Center Cut Hospitality, Inc. (3)	Full service chain of restaurants	Senior secured loan ($26,250 par, due 8/2016)	6.75%	8/15/2011	25,717	25,987	15.0%
AFS Technologies, Inc. (3)(5)	Software provider for food and beverage companies	Senior secured loan ($32,662 par, due 9/2015)	7.25%	8/31/2011	31,876	32,663	18.9%
Ecommerce Industries, Inc. (3)	ERP and eCommerce systems software	Senior secured loan ($22,713 par, due 10/2016)	8.00%	10/17/2011	22,357	22,712	13.1%
Rogue Wave Holdings, Inc. (3)	Cross-platform software development tools	Senior secured loan ($14,672 par, due 8/2016)	11.75%	10/31/2011	14,550	14,635	8.5%
MSC.Software Corporation (3)	Multidiscipline simulation software	Senior secured loan ($35,000 par due 12/2016)	8.00%	12/23/2011	34,318	35,000	20.2%

Total Senior Secured Loans					157,870	160,178	92.6%

Bonds
Rare Restaurant Group, LLC	Full service chain of restaurants	9 1/4% senior secured bond ($16,462 par, due 5/2014)	9.25%	11/7/2011	13,255	13,170	7.6%
		9 1/4% senior secured bond ($1,250 par, due 5/2014)	9.25%	11/9/2011	1,006	1,000	0.6%

Total Bonds					14,261	14,170	8.2%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Preferred Equity
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B- 1 Preferred Stock (311,760 shares)		8/31/2011	1,297	1,309	0.8%
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B- 2 Preferred Stock (2,069,193 shares)		8/31/2011	8,608	8,691	5.0%

Total Preferred Equity					9,905	10,000	5.8%

Total					$182,036	$184,348	106.6%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2011, the Company does not “control” any of the portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of an arrangement between the Company and other lenders in any syndication.
(4)	This portfolio company is a non-U.S. limited partnership and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(5)	As defined in the Investment Company Act, we are deemed to be an “affiliated person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. We do not have the power to exercise control over the management or policies of such portfolio company.
(6)	This preferred equity investment has an optional redemption feature which, if exercised, entitles the Company to a 1.5 times liquidation preference.

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

($ in thousands)

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$17,137	$(2,428)
Net change in unrealized gains on investments	6,166	1,375
Realized gains on investments	3,832	—

Increase (Decrease) in Net Assets Resulting from Operations	27,135	(1,053)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares sold	187,692	108,000
Purchase of treasury shares	—	(1)
Reinvestment of dividends	5,082	—
Dividends declared	(19,510)	—

Increase in Net Assets Resulting from Capital Share Transactions	173,264	107,999

Total Increase in Net Assets	200,399	106,946
Net assets, beginning of period	173,092	1

Net Assets, End of Period	$373,491	$106,947

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$27,135	$(1,053)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) operating activities:
Realized gains on investments	(3,832)	—
Net change in unrealized gains on investments	(6,166)	(1,375)
Net amortization of discount on securities	(2,638)	(49)
Amortization of debt issuance costs	991	6
Purchases of investments, net	(448,542)	(98,299)
Proceeds from sales of investments, net	82,940	—
Repayments on investments	53,202	419
Paid-in-kind interest	(1,214)	—
Changes in operating assets and liabilities:
Interest receivable	(521)	(945)
Prepaid expenses and other assets	(6,909)	(294)
Management fees payable	406	653
Incentive fees payable	3,047	206
Payable to affiliate	928	1,032
Other liabilities	3,479	911

Net Cash (Used in) Operating Activities	(297,694)	(98,788)

Cash Flows from Financing Activities
Borrowings on debt	1,067,188	98,000
Repayments on debt	(911,237)	—
Debt issuance costs	(5,328)	(1,377)
Proceeds from issuance of common shares	187,692	108,000
Purchase of treasury shares	—	(1)
Dividends paid to stockholders	(6,022)	—

Net Cash Provided by Financing Activities	332,293	204,622

Net Increase in Cash and Cash Equivalents	34,599	105,834
Cash and cash equivalents, beginning of period	143,692	1

Cash and Cash Equivalents, End of Period	$178,291	$105,835

Supplemental Information:
Interest paid during the period	$2,108	$—
Dividends declared during the period	$19,510	$—
Reinvestment of dividends during the period	$5,082	$—

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

During the six months ended June 30, 2011, the Company was a development stage company as defined in ASC 915-10-05, Development Stage Entity. During this time the Company was devoting substantially all of its efforts to establishing the business and its planned principal operations had not commenced. All losses accumulated during the six months ended June 30, 2011, have been considered a part of the Company’s development stage activities.

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

In connection with debt and equity securities that were valued at fair value in good faith by the Board, the Board has engaged an independent third-party valuation firm to perform certain limited procedures that the Board identified and requested it to perform. As of September 30, 2012, the independent third-party valuation firm performed its procedures on the majority of investments which have been outstanding for greater than 45 days. Upon completion of such limited procedures, the third-party valuation firm determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures was reasonable.

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

The Administration Agreement also provides for reimbursement of certain initial organization costs incurred prior to the commencement of the Company’s operations (up to an aggregate of $1.5 million). During the nine months ended September 30, 2011, initial organization costs exceeded $1.5 million and accordingly, a corresponding amount was recorded in the consolidated financial statements and paid to the Adviser.

For the three and nine months ended September 30, 2012, the Company incurred expenses of $0.2 million and $0.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. Excluding initial organization and operating costs, for the three and nine months ended September 30, 2011 the Company incurred expenses of $0.1 million and $0.2 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2012, Management Fees were $2.5 million and $6.1 million, respectively. For each of the three and nine month periods ended September 30, 2011, Management Fees were $0.7 million.

Until such time that the Company has an IPO, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three and nine months ended September 30, 2012, Management Fees of $1.2 million and $2.4 million, respectively, were waived. For each of the three and nine month periods ended September 30, 2011, Management Fees of $7 thousand were waived.

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

The Company accrues Incentive Fees taking into account unrealized gains and losses; however, Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, prohibits the Adviser from receiving the payment of fees until such gains are realized. There can be no assurance that such unrealized gains will be realized in the future. For the three and nine months ended September 30, 2012, Incentive Fees were $2.4 million and $4.8 million, respectively, of which $1.5 million and $3.3 million, respectively, were realized and payable to the Adviser. For each of the three and nine month periods ended September 30, 2011, Incentive Fees were $0.2 million, of which none were realized and payable to the Adviser.

Unless earlier terminated, the Advisory Agreement will remain in effect until December 12, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the three and nine months ended September 30, 2012, were $0.9 million and $2.6 million, respectively. Expenses incurred by the Adviser on behalf of the Company for the three and nine months ended September 30, 2011, were $0.8 million and $1.4 million, respectively.

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

Investments at fair value consisted of the following as of September 30, 2012, and December 31, 2011:

	September 30, 2012
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$492,218	$500,598	$8,380
Preferred equity/mezzanine investments	9,901	10,000	99

Total Investments	$502,119	$510,598	$8,479

	December 31, 2011
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$172,131	$174,348	$2,217
Preferred equity/mezzanine investments	9,905	10,000	95

Total Investments	$182,036	$184,348	$2,312

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value as of September 30, 2012, and December 31, 2011, is as follows:

	September 30, 2012	December 31, 2011
Software provider for electrical equipment manufacturing	8.1%	15.8%
Full service chain of restaurants	—	21.8%
Software provider for food and beverage companies	8.1%	23.1%
ERP and eCommerce systems software	4.3%	12.3%
Cross-platform software development tools	7.2%	8.0%
Multidiscipline simulation software	7.3%	19.0%
Safety equipment manufacturer	8.2%	—
Alarm dealer and service provider	8.2%	—
Commercial and residential flooring	9.7%	—
Sports entertainment	5.4%	—
Business operations management solutions	5.9%	—
Engineered equipment manufacturing	5.7%	—
Enterprise application software solutions	5.8%	—
Fleet management solutions	3.4%	—
Pharmaceutical research services	4.9%	—
Preventive automotive maintenance services	7.5%	—
Recycling and waste management	0.3%	—

Total	100.0%	100.0%

The geographic composition of Investments at fair value as of September 30, 2012, and December 31, 2011, is as follows:

	September 30, 2012	December 31, 2011
United States
Northeast	14.6%	—
South	23.6%	26.4%
Southwest	8.1%	23.2%
Midwest	14.2%	—
West	31.4%	34.6%
Canada	8.1%	15.8%

Total	100.0%	100.0%

5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements for Investments at fair value as of September 30, 2012, and December 31, 2011:

	Fair Value Hierarchy at September 30, 2012
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$29,398	$471,200	$500,598
Preferred equity/mezzanine investments	—	—	10,000	10,000

Total investments at fair value	$—	$29,398	$481,200	$510,598

	Fair Value Hierarchy at December 31, 2011
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$174,348	$174,348
Preferred equity/mezzanine investments	—	—	10,000	10,000

Total investments at fair value	$—	$—	$184,348	$184,348

The following table presents changes in Investments at fair value that use Level 3 inputs as of and for the three and nine months ended September 30, 2012:

	As of and for the Three Months Ended September 30, 2012
	Debt Investments	Preferred Equity/Mezzanine Investments	Total
Balance, beginning of period	$394,598	$9,050	$403,648
Purchases, net	116,051	—	116,051
Repayments	(45,742)	—	(45,742)
Paid-in-kind interest	556	—	556
Net change in unrealized gains	4,229	950	5,179
Net amortization of discount on securities	1,508	—	1,508

Balance, End of Period	$471,200	$10,000	$481,200

	As of and for the Nine Months Ended September 30, 2012
	Debt Investments	Preferred Equity/Mezzanine Investments	Total
Balance, beginning of period	$174,348	$10,000	$184,348
Purchases, net	414,992	(5)	414,987
Proceeds from investments, net	(60,905)	—	(60,905)
Repayments	(53,146)	—	(53,146)
Paid-in-kind interest	1,137	—	1,137
Net change in unrealized gains	6,241	5	6,246
Realized gains	522	—	522
Net amortization of discount on securities	2,181	—	2,181
Transfers out of Level 3	(14,170)	—	(14,170)

Balance, End of Period	$471,200	$10,000	$481,200

Rare Restaurant Group, LLC transferred out of Level 3 during the nine months ended September 30, 2012, as a result of changes in the observability of inputs into its valuation.

The following table presents information with respect to net change in unrealized appreciation or depreciation on Investments at fair value for which Level 3 inputs were used in determining fair value that are still held by the Company as of September 30, 2012, and September 30, 2011:

	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended September 30, 2012 on Investments Held at September 30, 2012	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended September 30, 2011 on Investments Held at September 30, 2011
Debt investments	$4,229	$1,284
Preferred equity/mezzanine investments	950	91

Total investments at fair value	$5,179	$1,375

	Net Change in Unrealized Appreciation or Depreciation for the Nine Months Ended September 30, 2012 on Investments Held at September 30, 2012	Net Change in Unrealized Appreciation or Depreciation for the Nine Months Ended September 30, 2011 on Investments Held at September 30, 2011
Debt investments	$6,241	$1,284
Preferred equity/mezzanine investments	5	91

Total investments at fair value	$6,246	$1,375

The following table presents the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2012:

	September 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt investments	$471,200	Income Approach	Market Yield	7.25% —15.00% (11.20%)
Preferred equity/mezzanine investments	$10,000	Market Approach	EBITDA Multiple	8.5x

Significant increases or decreases in any of the above inputs in isolation would result in a significantly lower or higher fair value measurement.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2012, and December 31, 2011, approximates its carrying value as the outstanding balances are callable at carrying value.

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

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2012, and December 31, 2011, our asset coverage was 220.1% and 211.7%, respectively.

Our debt obligations consisted of the following as of September 30, 2012, and December 31, 2011:

	September 30, 2012
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$249,700	$300
Revolving Credit Facility (Natixis)	100,000	61,251	1,017
Revolving Credit Facility (SunTrust)	200,000	—	200,000

Total debt obligations	$550,000	$310,951	$201,317

	December 31, 2011
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$155,000	$95,000

(1)	The amount available considers any limitations related to the respective debt facilities’ borrowing bases.

Average debt outstanding during the nine months ended September 30, 2012, and the year ended December 31, 2011, was $92.4 million and $11.4 million, respectively. The weighted average interest rate for outstanding borrowings during the three and nine months ended September 30, 2012, was 2.95% and 2.92%, respectively. The weighted average interest rate for outstanding borrowings during each of the three and nine month periods ended September 30, 2011, was 3.75%.

For the three months ended September 30, 2012 and 2011, the components of interest expense were as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Stated interest expense	$962	$30
Commitment fees	365	—
Amortization of debt issuance costs	453	6

Total interest expense	$1,780	$36

For the nine months ended September 30, 2012 and 2011, the components of interest expense were as follows:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Stated interest expense	$2,082	$30
Commitment fees	783	—
Amortization of debt issuance costs	991	6

Total interest expense	$3,856	$36

Revolving Credit Facility (SunTrust)

On August 23, 2012, the Company entered into a Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility (SunTrust)”). The parties to the Revolving Credit Facility (SunTrust) include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Bank, as Administrative Agent.

The Revolving Credit Facility (SunTrust) is guaranteed by TC Lending, LLC and certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the facility is $200 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity may be increased to $300 million through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility (SunTrust) includes a $30 million limit for swingline loans and a $20 million limit for letters of credit and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor.

The availability period under the Revolving Credit Facility (SunTrust) will terminate on August 24, 2015 (“SunTrust Commitment Termination Date”) and it will mature on August 23, 2016 (“SunTrust Maturity Date”). During the period from the SunTrust Commitment Termination Date to the SunTrust Maturity Date, the Company will be obligated to make mandatory prepayments out of the proceeds of certain asset sales, and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility (SunTrust), including amounts drawn in respect of letters of credit, will bear interest at either LIBOR plus a margin, or the prime rate plus a margin. The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company will also pay a fee of 0.50% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin while the letter of credit is outstanding.

The Revolving Credit Facility (SunTrust) includes customary covenants, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Revolving Credit Facility (Natixis)

On May 8, 2012 (the “Natixis Closing Date”), the Company’s wholly-owned subsidiary TPG SL SPV, LLC (the “Subsidiary”), a Delaware limited liability company, entered into a Revolving Credit and Security Agreement (the “Revolving Credit Facility (Natixis)”). Parties to the agreement include TPG SL SPV, LLC, as Borrower, the lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Also on May 8, 2012, the Company contributed certain investments to the Subsidiary pursuant to the terms of a Master Sale and Contribution Agreement by and between the Company and the Subsidiary. No gain or loss was recognized as a result of the contribution. Proceeds from the Revolving Credit Facility (Natixis) may be used to finance the acquisition of eligible assets by the Subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiary through its ownership of the Subsidiary. The maximum principal amount is $100 million, subject to availability under the borrowing base which is based on the amount of the Subsidiary’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

The agreement provides for a contribution and reinvestment period for up to 18 months after the Natixis Closing Date (the “Natixis Commitment Termination Date”). Prior to the Natixis Commitment Termination Date, proceeds received by the Subsidiary from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the Natixis Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the Natixis Commitment Termination Date, proceeds received by the Subsidiary from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Proceeds received from interest and principal at the end of a reporting period that have not gone through a settlement process are considered to be restricted cash. As of September 30, 2012, the Subsidiary had $6.2 million in restricted cash, a component of Prepaid expenses and other assets, in the accompanying consolidated financial statements.

The Revolving Credit Facility (Natixis) will mature on May 8, 2020. Amounts drawn bear interest at LIBOR plus a margin and an unutilized commitment fee of 0.75% paid on the undrawn portion of the commitment. The Revolving Credit Facility (Natixis) contains customary covenants, including certain maintenance covenants, and events of default. The Revolving Credit Facility (Natixis) is secured by a perfected first priority security interest in the assets of the Subsidiary and on any payments received by the Subsidiary in respect of such assets and as such, are not available to pay the debts of the Company. As of September 30, 2012, the Subsidiary had $139.9 million in assets, including $130.5 million in investments, and $61.7 million in liabilities, including the outstanding borrowings, on its balance sheet.

Borrowings of the Subsidiary are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

As of September 30, 2012, the Company was in compliance with the terms of its debt facilities.

Subsequent to September 30, 2012, the Company repaid a portion of its debt facilities and borrowed additional amounts to fund investments. As of November 9, 2012, there was $166.3 million in debt outstanding.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2012, and December 31, 2011, the Company had the following commitments to fund investments:

	September 30, 2012	December 31, 2011
Senior secured revolving loan commitments	$18,245	$3,750
Senior secured term loan commitments	8,000	3,000

Total portfolio company commitments	$26,245	$6,750

Other Commitments and Contingencies

As of September 30, 2012, and December 31, 2011, the Company had $1.4 billion and $1.2 billion, respectively, in total capital commitments from investors ($1.0 billion and $1.0 billion unfunded, respectively), of which $114.1 million and $70.4 million, respectively, is from the Adviser and its affiliates ($84.8 million and $60.3 million unfunded, respectively).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2012, management is not aware of any pending or threatened litigation.

8. Net Assets

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	Shares Issued	Proceeds Received
February 15, 2012	6,525	$6,429
February 22, 2012	35,521	35,000
March 29, 2012	76,137	75,000
May 31, 2012	13,379	13,459
June 29, 2012	34,789	35,000
September 26, 2012	22,439	22,698

Total capital drawdowns	188,790	$187,586

In addition to the drawdowns noted above, on March 20, 2012, the Company issued 343 shares of its Common Stock to investors (including 29 shares to the Adviser) who have not opted out of the Company’s dividend reinvestment plan. The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such investor by the net asset value per share of the Common Stock at December 31, 2011 (the record date of the dividend).

On May 16, 2012, the Company issued 1,458 shares of its Common Stock to investors who had not opted out of the Company’s dividend reinvestment plan. The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such investor by the net asset value per share of the Common Stock at March 31, 2012 (the record date of the dividend).

On August 7, 2012, the Company issued 3,316 shares of its Common Stock to investors who had not opted out of the Company’s dividend reinvestment plan. The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such investor by the net asset value per share of the Common Stock at June 30, 2012 (the record date of the dividend).

The Common Stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

9. Dividends

The following table summarizes the dividends declared during the nine months ended September 30, 2012:

Date Declared	Record Date	Payment Date	Dividend per Share
March 20, 2012	March 31, 2012	May 7, 2012	$10.51
May 9, 2012	June 30, 2012	August 3, 2012	21.50
September 30, 2012	September 30, 2012	October 30, 2012	24.30

Total Declared for 2012			$56.31

The dividends declared during the nine months ended September 30, 2012, were derived from net investment income, determined on a tax basis.

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

The tax cost of the Company’s investments at fair value as of September 30, 2012, approximates their amortized cost.

11. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a share of Common Stock outstanding during the nine month periods ended September 30, 2012, and September 30, 2011.

	Nine Months Ended
($ in thousands, except per share data)	September 30, 2012	September 30, 2011
Per Share Data
Net asset value, beginning of period	$980.51	$1.00

Net investment income (loss) (1)	60.67	(91.87)
Net realized and unrealized gains (1)	23.37	58.37

Total from investment operations	84.04	(33.50)

Issuance of common shares at prices above net asset value (2)	—	999.00
Dividends declared (2)	(56.31)	—

Total increase in net assets	27.73	965.50

Net Asset Value, End of Period	$1,008.24	$966.50

Shares Outstanding, End of Period	370,440	110,653

Total Return (3)(5)	8.57%	n.m.

Ratios / Supplemental Data
Ratio of net expenses to average net assets (5)	5.31%	11.50%
Ratio of net investment income (loss) to average net assets (5)	5.80%	(7.00)%
Net assets, end of period	$373,491	$106,947
Weighted-average shares outstanding	282,445	26,435
Total committed capital, end of period (4)	$1,402,970	$814,874
Ratio of total contributed capital to total committed capital, end of period	25.70%	13.25%
Year of formation	2010	2010

n.m.	Information is not meaningful.
(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(4)	Amount includes $114.1 million and $54.5 million of commitments from the Adviser and its affiliates as of September 30, 2012, and September 30, 2011, respectively.
(5)	Not annualized.

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

For periods prior to July 1, 2011, we were a development stage company and had not commenced commercial operations.

PORTFOLIO INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended September 30, 2012, is presented below (information presented herein is at amortized cost unless otherwise indicated):

($ in millions)	Three Months Ended September 30, 2012
Principal amount of investments funded (1):
Senior term debt	$140.9
Corporate bonds	$0.9

New investment commitments (2):
New portfolio companies	$5.6

Average Total Investment in New Portfolio Companies (3):	$21.0

(1)	Amount of investments originally funded includes amounts originally funded on term loans, but not amounts subsequently repaid by borrowers in the period.
(2)	New investment commitments include new agreements to fund revolving credit facilities and term loans not funded at closing.
(3)	“Average Total Investment in New Portfolio Companies” is computed as the average of all investments made during the period, including investment commitments not yet funded.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of September 30, 2012, were as follows:

	September 30, 2012
	Fair Value	Amortized Cost
Senior term debt	11.3%	11.5%

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

Investment income for the three and nine months ended September 30, 2012, was $14.6 million and $32.8 million, respectively, which consisted of $14.4 million and $32.5 million, respectively, in interest income and $0.1 million and $0.3 million, respectively, in other income. Investment income from non-controlled, non-affiliated investments was $13.6 million and $30.1 million, respectively, while investment income from non-controlled, affiliated investments was $0.9 million and $2.7 million, respectively.

Investment income for each of the three and nine month periods ended September 30, 2011, was $1.5 million, which consisted of $1.5 million, respectively, in interest income and $3 thousand in other income. Investment income from non-controlled, non-affiliated investments was $1.2 million, while investment income from non-controlled, affiliated investments was $0.3 million.

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

Net expenses for the three and nine months ended September 30, 2012, were $6.6 million and $15.7 million, respectively, which consisted of $1.8 million and $3.9 million, respectively, of interest expense, $1.3 million and $3.7 million, respectively, in Management Fees (net of waivers), $2.4 million and $4.8 million, respectively, in Incentive Fees, $0.7 million and $2.0 million, respectively, in professional fees, $0.1 million and $0.2 million, respectively, in directors’ fees, and $0.4 million and $1.1 million, respectively, in other general and administrative expenses.

Net expenses for the three and nine months ended September 30, 2011, were $1.8 million and $4.0 million, respectively. During the nine months ended September 30, 2011, $1.5 million of initial organization costs were required to reimburse the Adviser in accordance with the Administration Agreement. Other operating expenses consisted of $36 thousand and $36 thousand, respectively, of interest expense, $0.7 million and $0.7 million, respectively, in Management Fees (net of waivers), $0.2 million and $0.2 million, respectively, in Incentive Fees, $0.6 million and $0.9 million, respectively, in professional fees, $0.1 million and $0.2 million, respectively, in directors’ fees, and $0.2 million and $0.5 million, respectively, in other general and administrative expenses.

Realized Gains

During the three and nine months ended September 30, 2012, realized gains consisted of the following:

($ in millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Mannington Mills, Inc.	$—	$0.4
Rare Restaurant Group, LLC.	—	2.6
Rogue Wave Holdings, Inc.	—	0.1
El Pollo Loco, Inc.	0.7	0.7

Net realized gains	$0.7	$3.8

Gains from investments in Mannington Mills, Inc. and Rogue Wave Holdings, Inc. were associated with proceeds received from sales to coinvestors. Gains associated with Rare Restaurant Group, LLC and El Pollo Loco, Inc. were associated with proceeds received from the disposition of the investment.

There were no realized gains during each of the three and nine month periods ended September 30, 2011.

Net Change in Unrealized Gains (Losses)

We value our investments quarterly and any changes in fair value are recorded as unrealized gains or losses.

During the three and nine months ended September 30, 2012, the net change in unrealized gains (losses) on our investment portfolio consisted of the following:

($ in millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Unrealized gains	$6.8	$7.9
Unrealized losses	(1.8)	(1.7)

Net change in unrealized gains (losses)	$5.0	$6.2

The net change in unrealized gains (losses) for the three and nine months ended September 30, 2012, by company consisted of the following:

($ in millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
AFS Technologies, Inc.	$0.9	$(0.2)
Attachmate Corporation	0.2	0.2
Center Cut Hospitality, Inc.	(0.4)	(0.3)
Consona Holdings, Inc.	0.1	0.1
Ecommerce Industries, Inc.	0.2	0.2
El Pollo Loco, Inc.	(0.1)	—
eResearch Technology, Inc.	0.8	0.8
Federal Signal Corporation	(0.1)	1.0
Heartland Automotive, LLC	(0.1)	(0.1)
International Equipment Solutions, Inc.	—	—
Infogix, Inc.	0.2	0.2
Mandalay Baseball Properties, LLC	0.4	0.4
Mannington Mills, Inc.	3.2	3.4
MSC.Software Corporation	—	0.2
Rare Restaurant Group, LLC.	—	0.1
Rogue Wave Holdings, Inc.	0.1	0.1
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP)	0.5	1.0
Synagro Technologies, Inc.	(1.1)	(1.1)
Teletrac, Inc.	—	—
Vivint, Inc.	0.2	0.2

Net change in unrealized gains (losses)	$5.0	$6.2

During the three and nine months ended September 30, 2011, the net change in unrealized gains on our investment portfolio consisted of the following:

($ in millions)	Three and Nine Months Ended September 30, 2011
Unrealized gains	$1.4

Net change in unrealized gains	$1.4

The net change in unrealized gains for the three and nine months ended September 30, 2011, by company consisted of the following:

($ in millions)	Three and Nine Months Ended September 30, 2011
AFS Technologies, Inc.	$1.0
Center Cut Hospitality, Inc.	0.2
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP)	0.2

Net change in unrealized gains	$1.4

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three and nine months ended September 30, 2012, and September 30, 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $178.3 million in cash and cash equivalents on hand, an increase of $34.6 million from December 31, 2011. The increase was primarily attributable to additional borrowings under the debt facilities and proceeds from investor drawdown notices received near September 30, 2012. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Adviser); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our shares.

We expect to generate additional cash from (1) from operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from banks or other lenders.

Cash and cash equivalents on hand as of September 30, 2012, combined with our uncalled capital commitments of $1.0 billion, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the nine months ended September 30, 2012, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including our Adviser, providing for the private placement of our Common Stock. Offering costs associated with the private placements were absorbed by the Adviser. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of 10 business days’ prior notice. As of September 30, 2012, we had received capital commitments totaling $1.4 billion, of which $114.1 million was from our Adviser and its affiliates.

During the nine months ended September 30, 2012, we delivered drawdown notices to our investors relating to the issuance of 188,790 shares of our Common Stock for aggregate offering proceeds of $187.7 million. See Note 8 to our consolidated financial statements for the dates and amounts of our drawdowns. Proceeds from the issuances were used in our investing activities and for other general corporate purposes.

In addition to the shares issued pursuant to drawdown notices, we also issued 5,117 shares pursuant to our dividend reinvestment plan during the nine months ended September 30, 2012.

Debt

As of September 30, 2012, and December 31, 2011, we had $311.0 million and $155.0 million, respectively, outstanding and we were in compliance with the terms of the debt facilities. We intend to continue to utilize the debt facilities on a revolving basis to fund investments and for other general corporate purposes. See Note 6 to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Information on our off balance sheet arrangements is contained in Note 7 to our consolidated financial statements.

CONTRACTUAL OBLIGATIONS

A summary of our contractual payment obligations as of September 30, 2012, are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (DBTCA)	$250	$—	$250	$—	$—
Revolving Credit Facility (Natixis)	61	—	—	—	61

Total	$311	$—	$250	$—	$61

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

As of September 30, 2012, the majority of the investments at fair value in our portfolio were at variable rates. Our debt facilities also bear interest at floating rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our balance sheet as of September 30, 2012, the following table shows the impact on net income for the three months ended September 30, 2012, of base rate changes in interest rates (considering interest rate floors and ceilings for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$3,559	$980	$2,579
Up 200 basis points	2,390	653	1,737
Up 100 basis points	1,226	327	899
Down 100 basis points	(241)	(146)	(95)
Down 200 basis points	(281)	(200)	(81)
Down 300 basis points	(281)	(255)	(26)

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the 1934 Act.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by our Adviser and its affiliates for each month in the three month period ended September 30, 2012:

($ in millions, except per share amounts)	Average Price Paid	Total Number of	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	per Share	Shares Purchased	Programs	Programs
July 2012	$—	—	—	$—
August 2012	—	—	—	—
September 2012	1,011.76	3,995	3,995	84.8

Total	$1,011.76	3,995	3,995	$84.8

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Exhibits.

10.1	Senior Secured Revolving Credit Agreement, dated as of August 23, 2012, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and SunTrust Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent.

10.2	First Amendment to Amended and Restated Revolving Credit Agreement, dated October 31, 2012, among TPG. Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: November 14, 2012	By:	/s/ Michael Fishman
Michael Fishman
Chief Executive Officer

Date: November 14, 2012	By:	/s/ John E. Viola
John E. Viola
Chief Financial Officer