Form 10-K
period 2012-12-31
TPG Specialty Lending, Inc.
filed 2013-03-15
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of December 31, 2012, there was no established public market for the registrant’s common stock.

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at March 14, 2013 was 510,021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2013 annual meeting of stockholders are incorporated by reference in Part III.

TPG SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2012

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

PART I

In this Annual Report, “Company”, “TSL”, “we”, “us” and “our” refer to TPG Specialty Lending, Inc. unless the context states otherwise.

ITEM 1. BUSINESS

General

Our Company

TPG Specialty Lending, Inc. was formed on July 21, 2010, as a corporation under the laws of the State of Delaware. We are a specialty finance investment company and one of the largest business development companies (“BDC”) with $1.5 billion of committed equity capital as of January 31, 2013. Our primary focus is to generate current income and capital appreciation through direct investments in senior secured loans, mezzanine loans and, to a lesser extent, equity securities of eligible portfolio companies (i.e., U.S. domiciled, middle-market issuers). By “middle-market issuers,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization (EBITDA), which we believe is a useful proxy for cash flow, of $10 million to $250 million. We currently do not limit our focus on any specific industry and we may on occasion invest in larger or smaller companies.

We elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. income tax purposes, we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Because we elected to be a BDC and have elected to be treated as a RIC for U.S. tax purposes, our portfolio is and will continue to be subject to diversification and other requirements to maintain such status elections. See “Regulation as a Business Development Company” and “Regulated Investment Company Classification” for more information on these requirements.

To date, we have conducted private offerings (each a “Private Offering”) of our common stock to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “1933 Act”). At the closing of a Private Offering, investors make a capital commitment to purchase our common stock, par value $0.01 per share (“Common Stock”), pursuant to subscription agreements entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s Common Stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. Pursuant to an agreement with the existing investors, the Company may raise up to a total of $1.5 billion in committed capital in Private Offerings, excluding equity issued through our dividend reinvestment plan. On January 31, 2013, the Company reached this total.

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

We borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage so long that the total value of the Company’s assets is at least twice the amount of the debt (i.e., 50% leverage)) to fund investments and for general corporate purposes. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Currently, we employ a variety of credit facilities. We may, in the future, obtain other credit facilities. The use of borrowed funds or the proceeds of preferred stock offerings to make investments has its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock are borne by us, and ultimately the holders of our Common Stock. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

Our Investment Adviser and Investments

Investment Adviser

TSL Advisers, LLC (the “Adviser”), a Delaware limited liability company affiliated with TPG, acts as our investment adviser. “TPG” refers collectively to the various entities currently controlled by David Bonderman and James G. Coulter that engage in asset management, advisory and investment businesses with respect to alternative assets, including private equity, growth equity, venture capital and distressed debt, through TPG Group Holdings (SBS), L.P. and its subsidiaries and affiliates. TPG is one of the largest diversified alternative investment firms in the world, with total assets under management of approximately $54.5 billion as of December 31, 2012.

The Adviser is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser sources and manages our portfolio through a team of investment professionals (the “Investment Team”), led by our Chief Executive Officer, Michael Fishman, and the Adviser’s Co-Chief Investment Officers, Alan Waxman and Joshua Easterly, all of whom have substantial experience in credit origination, underwriting, and asset management. Our investments are also made in coordination with an investment review committee (the “Investment Review Committee”) which may include senior partners of TPG.

Formed in 2009, TPG Special Situations Partners (“TSSP”) (formerly TPG Opportunities Partners) is TPG’s dedicated special situations and credit investment platform. Management of the Adviser consists primarily of senior executives of TSSP. Along with Messrs. Waxman, Easterly and Fishman, TSSP has a team of over 55 dedicated professionals and advisors and collectively brings extensive experience in the credit markets and special situations investing; as of December 31, 2012, 19 of these professionals and advisors dedicated the majority of their time to the Company’s operations. See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE”

Advisory Agreement; Administration Agreement; License Agreement

On April 15, 2011, we entered into an Advisory Agreement with our Adviser, which, including any amendments, we refer to as the “Advisory Agreement.” The Advisory Agreement was amended on December 12, 2011.

Under the Advisory Agreement, the Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	determines the assets we will originate, purchase, retain or sell;

•	closes, monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender or equityholder; and,

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

Under the terms of the Advisory Agreement, we pay the Adviser a base management fee (the “Management Fee”) and may also pay certain incentive fees (the “Incentive Fee”).

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

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears, will equal 100% of the excess of pre-incentive fee net investment income in excess of a 1.5% quarterly hurdle rate, until the Adviser has received 15% (17.5% subsequent to an IPO) of total net investment income for that quarter, and 15% (17.5% subsequent to an IPO) of all remaining pre-incentive fee net investment income for that quarter.

(ii)	The second component, payable at the end of each fiscal year in arrears, will, prior to an IPO, equal 15% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less cumulative realized capital losses, unrealized capital depreciation and net of the aggregate amount of any previously paid capital gain incentive fees for prior periods (the “Capital Gains Fee”). Following an IPO, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an IPO and from such IPO to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an IPO, the portion of the Company’s realized capital gains that accrued prior to an IPO will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued following an IPO will be subject to an incentive fee rate of 17.5%.

Notwithstanding the foregoing, if prior to an IPO, cumulative net realized losses from inception of the Company exceed the aggregate dollar amount of dividends paid by the Company through such date, the Adviser will forego the right to receive its quarterly incentive fee payments with respect to pre-incentive fee net investment income until such time that cumulative net realized losses are less than or equal to dividend payments.

We accrue Incentive Fees taking into account unrealized gains and losses; however, Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, prohibits the Adviser from receiving the payment of fees until such gains are realized. There can be no assurance that such unrealized gains will be realized in the future.

Unless earlier terminated, the Advisory Agreement will remain in effect until December 12, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser for our future success.”

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect until March 15, 2014, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser for our future success.”

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

Investment Decision Process

The Adviser is responsible for managing our day-to-day business affairs, including implementing investment policies and strategic initiatives set by the Investment Team and managing our portfolio under the general oversight of the Investment Review Committee. The Investment Review Committee is comprised of certain individuals who are senior personnel of TPG, TSSP, and the Adviser, as well as certain other persons appointed by the Adviser from time to time. The investment professionals of the Adviser and the Investment Review Committee are supported by and have access to the investment professionals, analytical capabilities and support personnel of TPG. Some of the officers and employees of the Adviser, including some of its senior officers, are also employees of TPG. See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”

Investment Philosophy

Our investment philosophy involves, among other things:

•	an assessment of the markets, overall macroeconomic environment and how the assessment may impact industry and investment selection;

•	substantial company-specific research and analysis; and,

•	with respect to each individual company, an emphasis on capital preservation, low volatility and management of downside risk.

The foundation of our investment philosophy incorporates intensive analysis, a management discipline based on both market technicals and fundamental value-oriented research, and consideration of diversification within our portfolio. We follow a rigorous investment process based on:

•	a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business;

•	an evaluation of management and its economic incentives;

•	an analysis of business strategy and industry trends; and,

•	an in-depth examination of a prospective portfolio company’s capital structure, financial results and projections.

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

Due Diligence Process

The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment professional responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach our diligence of each opportunity may include:

•	meeting the company’s management, included top and middle-level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;

•	checking management’s backgrounds and references;

•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

•	contacting customers and vendors to assess both business prospects and standard practices;

•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;

•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;

•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and,

•	investigating legal and regulatory risks and financial and accounting systems and practices.

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

The Adviser has several methods of evaluating and monitoring the performance and fair value of the Company’s investments, which may include, but are not limited to, the following:

•	Assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other companies in the industry;

•	Attendance at, and participation in, board meetings; and,

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Portfolio Composition

Our investments primarily take the form of senior secured loans with embedded first lien and junior secured risk; standalone senior secured loans that are typically senior on a lien basis to other liabilities in the issuer’s capital structure and have the benefit of a security interest over the assets of the issuer; standalone second lien loans (i.e., senior secured loans that are typically senior on a lien basis to other liabilities in the issuer’s capital structure and have the benefit of a security interest over the assets of the borrower, though ranking junior to first lien loans); and, mezzanine loans/structured equity. Any of our loans may also include an equity component in the issuer such as a warrant or profit participation right. In certain instances we will also make direct equity investments, although such situations are generally limited to those cases where we are making an investment in a more senior part of the capital structure of the issuer. As of December 31, 2012 and 2011, we had made aggregate funded investments with a fair value of $653.9 million and $184.3 million, respectively, in 21 and 7 portfolio companies, respectively. See the consolidated schedules of investments as of December 31, 2012 and 2011, in our consolidated financial statements included in this annual report in Form 10-K for more information on these investments, including a list of companies and type and amount of investments.

Investments at fair value consisted of the following at December 31, 2012 and 2011:

	December 31, 2012
($ in millions)	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$642.4	$651.9	$9.5
Common equity	2.0	2.0	—

Total Investments	$644.4	$653.9	$9.5

	December 31, 2011
($ in millions)	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$172.1	$174.3	$2.2
Preferred equity/mezzanine investments	9.9	10.0	0.1

Total Investments	$182.0	$184.3	$2.3

(1) The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2012 and 2011, is as follows:

	December 31, 2012	December 31, 2011
Healthcare software solutions	13.4%	—
Database management software	8.9%	—
Multidiscipline simulation software	8.7%	19.0%
Commercial and residential flooring	8.1%	—
Software provider for food and beverage companies	7.1%	23.1%
Safety equipment manufacturer	6.6%	—
Cross-platform software development tools	6.1%	8.0%
Preventive automotive maintenance services	5.9%	—
Business operations management solutions	4.6%	—
Enterprise application software solutions	4.6%	—
Sports entertainment	4.4%	—
Engineered equipment manufacturing	4.4%	—
Pharmaceutical research services	3.8%	—
ERP and eCommerce systems software	3.3%	12.3%
Automotive interiors	3.0%	—
Fleet management solutions	2.6%	—
Talent development software	2.3%	—
Full service chain of restaurants	1.5%	21.8%
Recycling and waste management	0.7%	—
Software provider for electrical equipment manufacturing	—	15.8%

Total	100.0%	100.0%

The geographic composition of investments at fair value at December 31, 2012 and 2011, is as follows:

	December 31, 2012	December 31, 2011
United States
Midwest	18.8%	—
Northeast	17.8%	—
South	25.7%	26.4%
West	37.7%	57.8%
Canada	—	15.8%

Total	100.0%	100.0%

Loan Commitments

As of December 31, 2012 and 2011, we had the following commitments to fund investments:

($ in millions)	December 31, 2012	December 31, 2011
Senior secured revolving loan commitments	$17.5	$3.8
Senior secured term loan commitments	14.5	3.0

Total Portfolio Company Commitments	$32.0	$6.8

Capital Commitments

As of December 31, 2012 and 2011, we had $1.4 billion and $1.2 billion, respectively, in total capital commitments from investors ($0.9 billion and $1.0 billion unfunded, respectively), of which $114.1 million and $70.4 million, respectively, is from the Adviser and its affiliates ($76.6 million and $60.3 million unfunded, respectively).

On January 31, 2013, we completed a Private Offering which increased our total capital commitments to $1.5 billion ($117.1 million from the Adviser and its affiliates), the maximum agreed to with our investors.

Competition

We compete for investments with a number of BDCs and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company (“SPAC”) sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities (“PIPEs”), traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we expect to face, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Capital Resources and Borrowings

We anticipate generating cash in the future from offerings of our securities (including an IPO), capital drawdowns delivered to investors, and cash flows from operations, including interest received on our cash and cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. See “Capital Commitments” above for our total capital available from investors.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2012 and 2011, our asset coverage was 244.6% and 211.7%, respectively. See “Regulation as a Business Development Company — Senior Securities” below.

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

Debt Obligations. Our debt obligations consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250.0	$165.0	$85.0
Revolving Credit Facility (Natixis)	100.0	66.8	4.8
Revolving Credit Facility (SunTrust)	200.0	100.0	100.0

Total Debt Obligations	$550.0	$331.8	$189.8

	December 31, 2011
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250.0	$155.0	$95.0

Total Debt Obligations	$250.0	$155.0	$95.0

(1) The amount available considers any limitations related to the respective debt facilities’ borrowing bases.

For the years ended December 31, 2012 and 2011, the components of interest expense were as follows:

($ in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011
Stated interest expense	$3.3	$0.4
Commitment fees	1.2	0.2
Amortization of debt issuance costs	1.5	0.2

Total Interest Expense	$6.0	$0.8

Revolving Credit Facility (SunTrust)

On August 23, 2012, we entered into a Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility (SunTrust)”). The parties to the Revolving Credit Facility (SunTrust) include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Bank, as Administrative Agent.

The Revolving Credit Facility (SunTrust) is guaranteed by TC Lending, LLC and certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the facility is $200 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity may be increased to $300 million through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility (SunTrust) includes a $30 million limit for swingline loans and a $20 million limit for letters of credit and is secured by a perfected first-priority interest in substantially the entire portfolio of investments held by the Company and each Guarantor.

The availability period under the Revolving Credit Facility (SunTrust) will terminate on August 24, 2015 (the “SunTrust Commitment Termination Date”) and it will mature on August 23, 2016 (the “SunTrust Maturity Date”). During the period from the SunTrust Commitment Termination Date to the SunTrust Maturity Date, the Company will be obligated to make mandatory prepayments out of the proceeds of certain asset sales, and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility (SunTrust), including amounts drawn in respect of letters of credit, will bear interest at either LIBOR plus a margin, or the prime rate plus a margin. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We will also pay a fee of 0.50% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin while the letter of credit is outstanding.

The Revolving Credit Facility (SunTrust) includes customary covenants, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Revolving Credit Facility (Natixis)

On May 8, 2012 (the “Natixis Closing Date”), our wholly-owned subsidiary TPG SL SPV, LLC (the “Subsidiary”), a Delaware limited liability company, entered into a Revolving Credit and Security Agreement (the “Revolving Credit Facility (Natixis)”). Parties to the agreement include TPG SL SPV, LLC, as Borrower, and the lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Also on May 8, 2012, the Company contributed certain investments to the Subsidiary pursuant to the terms of a Master Sale and Contribution Agreement by and between the Company and the Subsidiary. No gain or loss was recognized as a result of the contribution. Proceeds from the Revolving Credit Facility (Natixis) may be used to finance the acquisition of eligible assets by the Subsidiary, including the purchase of such assets from the Company. We retain a residual interest in assets contributed to or acquired by the Subsidiary through our ownership of the Subsidiary. The maximum principal amount of the facility is $100 million, subject to availability under the borrowing base, which is based on the amount of the Subsidiary’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

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

The Revolving Credit Facility (Natixis) will mature on May 8, 2020. Amounts drawn bear interest at LIBOR plus a margin and the undrawn portion of the commitment bears an unutilized commitment fee of 0.75%. The Revolving Credit Facility (Natixis) contains customary covenants, including certain maintenance covenants, and events of default. The Revolving Credit Facility (Natixis) is secured by a perfected first priority security interest in the assets of the Subsidiary and on any payments received by the Subsidiary in respect of such assets and, as such, are not available to pay the debts of the Company.

Borrowings of the Subsidiary are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Revolving Credit Facility (DBTCA)

On September 28, 2011, we entered into a revolving credit facility (the “Initial DBTCA Revolving Credit Facility”) with Deutsche Bank Trust Company Americas (“DBTCA”) as administrative agent (the “Administrative Agent”), and DBTCA and certain of its affiliates as lenders. At closing, the maximum principal amount of the Initial DTBCA Revolving Credit Facility was $150 million, subject to availability under the borrowing base. On December 22, 2011, the Initial DBTCA Revolving Credit Facility was amended and restated (the “Revolving Credit Facility (DBTCA)”). Under the Revolving Credit Facility (DBTCA), the maximum principal amount was increased from $150 million to $250 million, including up to $75 million available for standby letters of credit, subject in each case to availability under a borrowing base which is based on unfunded capital commitments and outstanding indebtedness. The maximum principal amount of the Revolving Credit

Facility (DBTCA) may be increased to up to $300 million upon request of the Company within twelve months of closing and subject to payment of an additional fee. The option to increase the facility expired on September 28, 2012. Proceeds from the Revolving Credit Facility (DBTCA) may be used for investment activities, expenses, working capital requirements and general corporate purposes.

The Revolving Credit Facility (DBTCA) matures upon the earlier of December 20, 2013, and 25 days prior to a qualifying initial public offering of the Company.

The Revolving Credit Facility (DBTCA) is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s private investors, including assignment of the right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto, and a pledge of the collateral account into which all capital calls flow.

Interest rates on obligations under the Revolving Credit Facility (DBTCA) are based on prevailing LIBOR or prime lending rate plus an applicable margin. We may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts of the Revolving Credit Facility. In respect of each letter of credit, we will pay a fee and a fixed rate while the letter of credit is outstanding.

The Revolving Credit Facility (DBTCA) contains customary covenants on us and our subsidiaries, including requirements to deposit all capital call proceeds into a collateral account, restrict certain distributions, and restrict certain types and amounts of indebtedness. The Revolving Credit Facility (DBTCA) includes customary events of default.

Transfers of interests in the Company by investors will require the prior consent of the Administrative Agent, which shall not be unreasonably withheld or delayed. Such transfers may trigger mandatory prepayment obligations.

As of December 31, 2012 and 2011, we were in compliance with the terms of our debt arrangements.

Dividend Policy

In order to be treated as a RIC for U.S. tax purposes, we must annually distribute an amount at least equal to 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term taxable gains) to our stockholders. In addition, the Company generally will be subject to an excise tax equal to 4% of the amount by which the sum of (i) 98% of the Company’s ordinary taxable income recognized during a calendar year; (ii) 98.2% of the Company’s net capital gain income recognized for the one year period ending on October 31st of such calendar year; and, (iii) 100% of any undistributed amount by operation of this rule related to a prior calendar year that exceeds the distributed amount. For these purposes, the Company will be deemed to have distributed any ordinary taxable income or net capital gain income on which the Company has paid U.S. federal income tax. Depending on the level of taxable income earned in a calendar year, we may choose to carry forward taxable income for distribution in the following calendar year, and pay any applicable excise tax. We cannot assure you that we will achieve results that will permit the payment of any dividends. See “ITEM 1A. RISK FACTORS – Risks related to Our Business and Structure – We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

•	our fidelity bond (as described more fully under “Regulation as a Business Development Company” below);

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit, accounting, consulting and legal costs;

•	following an IPO, costs and expenses incurred by the Adviser relating to the marketing of the Company’s financing services to prospective portfolio companies; and,

•	all other expenses reasonably incurred by us in connection with making investments and administering our business.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2012 and 2011, our asset coverage was 244.6% and 211.7%, respectively.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, the Company generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our status as a RIC for U.S. tax purposes. See “Regulated Investment Company Classification” for more information.

We are generally not able to issue and sell our Common Stock at a price below net asset value per share. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.” We may, however, issue and sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then current net asset value of our Common Stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities. In addition, we may generally issue new Common Stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

As a BDC, we are subject to certain risks and uncertainties. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure.”

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

•

is not an investment company (other than a small business investment company wholly-owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and,

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

Senior Securities

As a BDC, the Company generally must have 200% asset coverage for its debt after incurring any new indebtedness, meaning that the total value of the Company’s assets must be at least twice the amount of the debt (i.e., 50% leverage). As of December 31, 2012 and 2011, our asset coverage was 244.6% and 211.7%, respectively.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or publicly-traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred stock, which is considered “senior securities” and thus is subject to the 200% asset coverage requirement described above.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer.

We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to the Secretary of the Company, David Reintjes, TPG Specialty Lending, Inc., 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

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

•

pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and,

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

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

Privacy Principles

We are committed to maintaining the confidentiality, integrity and security of nonpublic personal information relating to investors. The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

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

Regulated Investment Company Classification.

We have elected to be treated as a RIC for U.S. tax purposes. Our status as a RIC enables us to deduct qualifying distributions to our stockholders in computing our taxable income, so that we are subject to U.S. federal income taxation only in respect of earnings that we retain and do not distribute. In addition, certain distributions that we make to our stockholders may be eligible for look-through tax treatment determined by reference to the earnings from which the distribution is made.

In order to maintain our qualification as a RIC, we must, among other things, (a) derive in each taxable year at least 90% of our gross income from dividends, interest, gains from the sale or other disposition of stock or securities and other specified categories of investment income; and (b) diversify our holdings so that, subject to certain exceptions and cure periods, at the end of each quarter (i) at least 50% of the value of our total assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if our holdings of such issuer are greater in value than 5% of our total assets and greater than 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of our assets may be invested in securities of any one issuer, the securities of any two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

As a RIC, in any taxable year with respect to which we distribute at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gain reduced by deductible expenses), we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to stockholders. In addition, to avoid the imposition of a nondeductible 4% excise tax, we must distribute (or be deemed to have distributed) during each calendar year an amount at least equal to the sum of:

•	at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

•	at least 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year; and,

•	any undistributed amounts from previous years on which we paid no U.S. federal income tax.

We generally expect to distribute substantially all of our earnings on a quarterly basis, but will reinvest dividends on behalf of those investors that do not elect to receive their dividends in cash. See “Dividend Policy” and “Dividend Reinvestment Plan” for a description of our dividend policy and obligations. One or more of the considerations described below, however, could result in the deferral of dividend distributions until the end of the fiscal year:

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

•

The withholding tax treatment of certain dividends payable to non-U.S. stockholders generally will depend on the extension by Congress of the look-through rules applicable to “interest-related dividends” and “short-term capital gain dividends” for taxable years beginning after December 31, 2013, and we may defer dividends to all stockholders pending the resolution of this issue during those periods.

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

While we intend to distribute income and capital gains to the extent necessary to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

Risks Related to Our Business and Structure

We are a recently-formed company with relatively little operating history.

We commenced our investing activities beginning July 8, 2011. As a result, we have relatively limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. We anticipate that it may take multiple years to invest substantially all of the capital commitments we received from the Private Offerings and other sources due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies. To the extent required to comply with diversification requirements during the startup period, we will use funds to invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of suitable portfolio investments. We may not be able to pay any significant dividends during this period, and any such dividends may be substantially lower than the dividends we expect to pay when our portfolio is fully invested.

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

The 1940 Act imposes numerous constraints on the operations of business development companies. See “ITEM 1. BUSINESS.—Regulation as a Business Development Company” for a discussion of business development company limitations. For example, business development companies are required to invest at least 70% of their total assets in securities of nonpublic or thinly traded U.S. companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. These constraints may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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

Furthermore, our credit facilities impose financial and operating covenants that restrict our business activities, our ability to call capital, remedies on default and similar matters. As of the date of this Annual Report, we are in compliance with the covenants of our credit facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in our credit facilities. Failure to comply with these covenants could result in a default that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

Our $250 million Revolving Credit Facility (DBTCA) matures on December 20, 2013 and any inability to review, extend, or replace the facility could adversely affect our liquidity and ability to fund new investments or maintain distributions to our stockholders.

We had $165 million of indebtedness outstanding under the Revolving Credit Facility (DBTCA) at December 31, 2012. The Revolving Credit Facility (DBTCA) has a stated maturity date of December 20, 2013. See “ITEM 1. BUSINESS.—Capital Resources and Borrowings.” There can be no assurance that we will be able to renew, extend or replace the facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the facility at the time of its maturity, this could have a material adverse effect on our liquidity.

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

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser. Following an IPO, the Management Fee will be calculated as a percentage of the value of our gross assets at a specific time. Accordingly, the Management Fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, one component of the Incentive Fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe the Adviser an Incentive Fee during one year as a result of realized capital gains on certain investments, and then later incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years. See “ITEM 1. BUSINESS.—Advisory Agreement; Administration Agreement; License Agreement.”

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

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

We will incur corporate-level income tax costs if we are unable to maintain our qualification as a RIC for U.S. tax purposes or if we are not able to distribute all of our income in a timely fashion. Although we have elected to be treated as a RIC for U.S. tax purposes, no assurance can be given that we will be able to continue to qualify for and maintain RIC status. To obtain and maintain RIC status for U.S. tax purposes and claim a dividends paid deduction in computing taxable income, we must meet the following distribution, income source and asset diversification requirements:

•

We must distribute to our stockholders in each taxable year at least 90% of the sum of our net ordinary income and any realized net short-term capital gains in excess of the realized net long-term capital losses (i.e., “investment company taxable income”), if any, plus net tax exempt income of the Company. In the event we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, as discussed in more detail below, our income for tax purposes may exceed our available cash flow. If we are unable to obtain cash from other sources, we could fail to maintain our status as a RIC for U.S. tax purposes and thus become subject to corporate-level income tax.

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

The Adviser and its management have limited experience managing a BDC.

Prior to the incorporation of the Company, the senior investment professionals of the Adviser had no experience managing a business development company, and the investment philosophy and techniques used by the Adviser to manage a public company may differ from the investment philosophy and techniques previously employed by the Adviser’s senior investment professionals in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other businesses or companies with which the Adviser’s senior investment professionals have been affiliated, and we caution you that our investment returns could be substantially lower than the returns achieved by such other companies.

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

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further downgrades by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Stock.

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

Absent continued quantitative easing by the U.S. Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

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

In addition, all or a portion of the dividends paid by the Company to non-U.S. shareholders will be exempt from U.S. nonresident withholding taxes to the extent such dividends are derived from the Company’s qualified interest income or qualified short-term capital gains, as defined in the Code. However, this exemption from U.S. nonresident withholding tax no longer applies in the case of dividends paid with respect to any taxable year of the Company beginning after December 31, 2013. Therefore, the withholding tax treatment of our distributions to certain of our non-U.S. stockholders will depend on whether and when Congress enacts legislation extending this U.S. nonresident withholding tax exemption and we may elect to defer the payment of dividends in any year pending the resolution of this issue.

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

Because our Common Stock is registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our Common Stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Although we will provide in our quarterly statements the amount of outstanding shares and the amount of the investor’s shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor.

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

•	our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and,

•	such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

If we invest in preferred stock, we may incur additional risks.

To the extent we invest in preferred securities, we may incur particular risks, including:

•

Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions. Preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore will be subject to greater credit risk than more senior debt instruments; and,

•

Generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board. Generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

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

Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until an IPO, our outstanding Common Stock will be offered and sold in transactions exempt from registration under the 1933 Act under section 4(2) and Regulation D. There is not currently a public market for our Common Stock, nor can we give any assurance that one will develop.

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

Holders

As of March 14, 2013, there were approximately 53 holders of our Common Stock.

Dividends

The following tables summarize dividends declared during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
Date Declared	Record Date	Payment Date	Dividend per Share
March 20, 2012	March 31, 2012	May 7, 2012	$10.51
May 9, 2012	June 30, 2012	August 3, 2012	21.50
September 30, 2012	September 30, 2012	October 30, 2012	24.30
December 31, 2012 (1)	December 31, 2012	January 31, 2013	21.66

Total Dividends Declared			$77.97

(1)	December 31, 2012 declared dividend includes a special dividend of $0.55 per share.

	Year Ended December 31, 2011
Date Declared	Record Date	Payment Date	Dividend per Share
December 31, 2011	December 31, 2011	January 30, 2012	$3.68

Total Dividends Declared			$3.68

The dividends declared during the year ended December 31, 2012, were derived from net investment income and long-term capital gains, determined on a tax basis. The dividend declared during the year ended December 31, 2011, was derived from net investment income determined on a tax basis.

See “ITEM 1. Our Business—Dividend Policy” and “ITEM 1. Our Business—Dividend Reinvestment Plan” for a description of our dividend policy and obligations.

Issuer purchases of equity securities

The following table provides information regarding purchases of our Common Stock by our Adviser and its affiliates for each month in the three month period ended December 31, 2012:

($ in thousands, except share and per share amounts) Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2012	$—	—	—	$—
November 2012	—	—	—	—
December 2012	1,008.30	8,064	8,064	76,622

Total	$1,008.30	8,064	8,064	$76,622

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the year ended December 31, 2012, as of and for the year ended December 31, 2011, and as of December 31, 2010 and for the period from July 21, 2010 (inception) to December 31, 2010, have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

($ in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Consolidated Statements of Operations Data
Income
Total Investment Income	$51.0	$5.3	$—
Expenses
Net Expenses	22.9	6.8	—
Net Investment Income (Loss) Before Income Taxes	28.1	(1.5)	—
Net Investment Income (Loss)	28.0	(1.5)	—
Total Change in Net Unrealized Gains	7.2	2.3	—
Total Net Realized Gains	4.4	—	—
Increase in Net Assets Resulting from Operations	39.6	0.8	—

	December 31,
($ in millions, except per share amounts)	2012	2011	2010
Consolidated Balance Sheet Data
Cash and cash equivalents	$161.8	$143.7	$—
Investments at fair value	$653.9	$184.3	$—
Total Assets	$833.1	$332.2	$—
Total Debt	$331.8	$155.0	$—
Total Liabilities	$353.3	$159.2	$—
Total Net Assets	$479.8	$173.1	$—
Other Data:
Number of Portfolio Companies at Year End	21	7	—
Amount of Investments Originally Funded during the Year (1)	$760.7	$184.2	$—
Average Total Investment in New Portfolio Companies	$34.5	$27.3	$—
Dividends Declared Per Share	$77.97	$3.68	$—
Total Return Based on Net Asset Value (2)	11.3%	n.m.	N/A
Weighted Average Yield of Debt and Income Producing Securities at Fair Value (3)	10.6%	11.4%	N/A
Weighted Average Yield of Debt and Income Producing Securities at Amortized Cost (3)	10.7%	11.5%	N/A

(1)	Amount of investments originally funded includes amounts originally funded on term loans and revolving credit facilities, but not amounts subsequently repaid by borrowers in the period.
(2)	U.S. GAAP requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. For the year ended December 31, 2011, calculating total return in such a manner does not adjust for the effect of the initial seed funding as part of the Company’s formation (at $1 per share) and accordingly the information is not meaningful. Excluding the effect of the initial seed funding, total return for the period July 1, 2011 through December 31, 2011 would be (1.58%).
(3)	Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between the Company and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at fair value and income producing securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between the Company and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at amortized cost.

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

Overview

We were incorporated under the laws of the State of Delaware on July 21, 2010. We elected to be treated as a business development company under the 1940 Act, and have elected to be treated as a regulated investment company for U.S. federal income tax purposes. As such, we are required to comply with various statutory and regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. See “ITEM 1. BUSINESS. Regulation as a Business Development Company” and “ITEM 1. BUSINESS. Regulated Investment Company Classification.”

For periods prior to July 1, 2011, we were a development stage company and had not commenced commercial operations.

Portfolio Investment Activity

Our investment activity during the years ended December 31, 2012 and 2011, is presented below:

($ in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011
Amount of investments originally funded (1):
Senior term debt	$736.8	$159.5
Corporate bonds	14.0	14.1
Senior secured revolving loan	7.9	0.7
Common equity	2.0	—
Preferred equity/mezzanine investments and other	—	9.9

Total	$760.7	$184.2

New investment commitments (2):
New portfolio companies	$40.1	$6.8
Average Total Investment in New Portfolio Companies (3):	$34.5	$27.3

(1)	Amount of investments originally funded includes amounts originally funded on term loans and revolving credit facilities, but not amounts subsequently repaid by borrowers in the period.
(2)	New investment commitments include new agreements to fund revolving credit facilities and term loans not funded at closing.
(3)	“Average Total Investment in New Portfolio Companies” is computed as the average of all debt and equity investments made during the period, including investment commitments not yet funded.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of December 31, 2012 and 2011, were as follows:

	December 31, 2012		December 31, 2011
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Senior term debt	10.6%	10.7%	10.6%	10.7%
Corporate bonds	11.0%	11.0%	20.1%	19.9%
Debt and income producing securities	10.6%	10.7%	11.4%	11.5%

Results of Operations

As noted above, the Company was formed on July 21, 2010 (inception) and from that date through July 1, 2011, was a development stage company as we had not commenced commercial operations. On July 1, 2011, we commenced operations, focusing on direct origination of loans to middle-market companies principally headquartered in the United States. Accordingly, the year ended December 31, 2012, represents our first full year of operations.

The primary driver of change between the results of our operations for the year ended December 31, 2011 and 2012, related to the continued increase in our investing and other related business activities as we continued to establish our business and deploy our available capital. As a result, specific comparison of our financial results between years is generally not meaningful and, accordingly, has been omitted from the following discussion regarding the results of our operations.

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

Investment income for the year ended December 31, 2012, was $51.0 million, which consisted of $49.1 million in interest income, $1.2 million in dividend income, and $0.7 million in other income. Investment income from non-controlled, non-affiliated investments was $47.0 million, while investment income from non-controlled, affiliated investments was $4 million.

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

Net expenses for the year ended December 31, 2012, were $22.9 million which consisted of $6.0 million of interest expense, $5.1 million in Management Fees (net of waivers), $7.0 million in Incentive Fees, $2.9 million in professional fees, $0.3 million in directors’ fees, and $1.6 million in other general and administrative expenses and excise taxes.

Net expenses for the year ended December 31, 2011, were $6.8 million which consisted of $1.5 million of initial organization costs for which we were required to reimburse the Adviser in accordance with the Administration Agreement, $0.8 million of interest expense, $1.6 million in Management Fees (net of waivers), $0.3 million in Incentive Fees, $1.6 million in professional fees, $0.2 million in directors’ fees, and $0.8 million in other general and administrative expenses.

Income Tax Expense, Including Excise Tax

We have elected to be treated as a RIC under Subchapter M of the Code and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each taxable year. In order to maintain our RIC status, we, among other things, have made and intend to continue to make the requisite distributions to our stockholders which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income. For the year ended December 31, 2012 a net expense of $46 thousand was recorded for U.S. federal excise tax. For the years ended December 31, 2011 and 2010, we did not incur any U.S. federal excise tax.

Net Change in Unrealized Gains/Losses

We value our investments quarterly and any changes in fair value are recorded as unrealized gains or losses. See “Critical Accounting Policies—Investments at Fair Value.”

As of December 31, 2012 and 2011, net change in unrealized gains and losses on our investment portfolio were comprised of the following:

($ in millions)	December 31, 2012	December 31, 2011
Change in unrealized gains	$9.2	$2.4
Change in unrealized losses	(2.0)	(0.1)

Net Change in Unrealized Gains (Losses)	$7.2	$2.3

The changes in unrealized appreciation (depreciation) for the years ended December 31, 2012 and 2011, consisted of the following:

($ in millions)	December 31, 2012	December 31, 2011
AFS Technologies, Inc.	$(0.3)	$0.9
Attachmate Corporation	—	—
Center Cut Hospitality, Inc.	(0.3)	0.3
Checkers Drive-In Restaurants, Inc.	—	—
Consona Holdings, Inc.	0.4	—
Ecommerce Industries, Inc.	0.1	0.3
El Pollo Loco, Inc.	—	—
Embarcadero Technologies, Inc.	—	—
eResearch Technology, Inc.	0.6	—
Federal Signal Corporation	2.2	—
Heartland Automotive, LLC	0.1	—
Infogix, Inc.	0.3	—
International Equipment Solutions, Inc.	0.1	—
Mandalay Baseball Properties, LLC	0.9	—
Mannington Mills, Inc.	3.6	—
Mediware Information Systems, Inc.	—	—
MSC.Software Corporation	(0.1)	0.7
Rare Restaurant Group, LLC.	0.1	(0.1)
Rogue Wave Holdings, Inc.	0.6	0.1
Sage Automotive Interiors, Inc.	—	—
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP)	(0.1)	0.1
SRS Software, LLC.	0.1	—
SumTotal Systems, LLC.	—	—
Synagro Technologies, Inc.	(1.2)	—
Teletrac, Inc.	0.1	—
Vivint, Inc.	—	—

Total Net Change in Unrealized Gains (Losses)	$7.2	$2.3

Net Realized Gains

During the year ended December 31, 2012, net realized gains consisted of the following:

($ in millions)	Year Ended December 31, 2012
AFS Technologies, Inc.	$0.1
Mannington Mills, Inc.	0.5
Rare Restaurant Group, LLC.	2.6
Rogue Wave Holdings, Inc.	0.5
El Pollo Loco, Inc.	0.7

Net Realized Gains	$4.4

Gains (losses) from investments in Mannington Mills, Inc. and Rogue Wave Holdings, Inc. were associated with proceeds received from sales to coinvestors. Gains associated with AFS Technologies, Inc., Rare Restaurant Group, LLC, and El Pollo Loco, Inc. were associated with proceeds received from the disposition of the investment.

There were no realized gains during the year ended December 31, 2011.

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the years ended December 31, 2012 and 2011.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2012, we had $161.8 million in cash and cash equivalents on hand, an increase of $18.1 million from December 31, 2011. The increase was primarily attributable to additional borrowings under the debt facilities and proceeds from investor drawdown notices received near December 31, 2012. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Adviser); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our shares.

We expect to generate additional cash from (1) operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from banks or other lenders.

Cash and cash equivalents on hand as of December 31, 2012, combined with our uncalled capital commitments of $0.9 billion, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the years ended December 31, 2012 and 2011, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including our Adviser, providing for the private placement of our Common Stock. Offering costs associated with the private placements were absorbed by the Adviser. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of 10 business days’ prior notice.

During the years ended December 31, 2012 and 2011, we delivered drawdown notices to our investors relating to the issuance of 287,951 shares and 176,532 shares, respectively, of our Common Stock for aggregate offering proceeds of $288 million and $173 million, respectively. See Note 8 to our consolidated financial statements for the dates and amounts of our drawdowns. Proceeds from the issuances were used to commence our investing activities and for other general corporate purposes.

As of December 31, 2012 and 2011, the Company had $1.4 billion and $1.2 billion, respectively, in total capital commitments from investors ($0.9 billion and $1.0 billion unfunded, respectively), of which $114.1 million and $70.4 million, respectively, is from the Adviser and its affiliates ($76.6 million and $60.3 million unfunded, respectively).

On January 31, 2013, we completed a Private Offering which increased our total capital commitments to $1.5 billion ($117.1 million from the Adviser and its affiliates), the maximum agreed to with our investors.

Debt

Debt obligations consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012
($ in thousands)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$165,000	$85,000
Revolving Credit Facility (Natixis)	100,000	66,836	4,808
Revolving Credit Facility (SunTrust)	200,000	100,000	100,000

Total Debt Obligations	$550,000	$331,836	$189,808

	December 31, 2011
($ in thousands)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$155,000	$95,000

Total Debt Obligations	$250,000	$155,000	$95,000

(1)	The amount available considers any limitations related to the respective debt facilities’ borrowing bases.

Revolving Credit Facility (SunTrust)

On August 23, 2012, we entered into a Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility (SunTrust)”). The parties to the Revolving Credit Facility (SunTrust) include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Bank, as Administrative Agent.

The Revolving Credit Facility (SunTrust) is guaranteed by TC Lending, LLC and certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the facility is $200 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity may be increased to $300 million through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility (SunTrust) includes a $30 million limit for swingline loans and a $20 million limit for letters of credit and is secured by a perfected first-priority interest in substantially the entire portfolio of investments held by the Company and each Guarantor.

The availability period under the Revolving Credit Facility (SunTrust) will terminate on August 24, 2015 (the “SunTrust Commitment Termination Date”) and it will mature on August 23, 2016 (the “SunTrust Maturity Date”). During the period from the SunTrust Commitment Termination Date to the SunTrust Maturity Date, the Company will be obligated to make mandatory prepayments out of the proceeds of certain asset sales, and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility (SunTrust), including amounts drawn in respect of letters of credit, will bear interest at either LIBOR plus a margin, or the prime rate plus a margin. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We will also pay a fee of 0.50% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin while the letter of credit is outstanding.

The Revolving Credit Facility (SunTrust) includes customary covenants, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Revolving Credit Facility (Natixis)

On May 8, 2012 (the “Natixis Closing Date”), our wholly-owned subsidiary TPG SL SPV, LLC (the “Subsidiary”), a Delaware limited liability company, entered into a Revolving Credit and Security Agreement (the “Revolving Credit Facility (Natixis)”). Parties to the agreement include TPG SL SPV, LLC, as Borrower, and the lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Also on May 8, 2012, the Company contributed certain investments to the Subsidiary pursuant to the terms of a Master Sale and Contribution Agreement by and between the Company and the Subsidiary. No gain or loss was recognized as a result of the contribution. Proceeds from the Revolving Credit Facility (Natixis) may be used to finance the acquisition of eligible assets by the Subsidiary, including the purchase of such assets from the Company. We retain a residual interest in assets contributed to or acquired by the Subsidiary through our ownership of the Subsidiary. The maximum principal amount of the facility is $100 million, subject to availability under the borrowing base, which is based on the amount of the Subsidiary’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

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

The Revolving Credit Facility (Natixis) will mature on May 8, 2020. Amounts drawn bear interest at LIBOR plus a margin and the undrawn portion of the commitment bears an unutilized commitment fee of 0.75%. The Revolving Credit Facility (Natixis) contains customary covenants, including certain maintenance covenants, and events of default. The Revolving Credit Facility (Natixis) is secured by a perfected first priority security interest in the assets of the Subsidiary and on any payments received by the Subsidiary in respect of such assets and, as such, are not available to pay the debts of the Company.

Borrowings of the Subsidiary are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Revolving Credit Facility (DBTCA)

On September 28, 2011, we entered into a revolving credit facility (the “Initial DBTCA Revolving Credit Facility”) with Deutsche Bank Trust Company Americas (“DBTCA”) as administrative agent (the “Administrative Agent”), and DBTCA and certain of its affiliates as lenders. At closing, the maximum principal amount of the Initial DTBCA Revolving Credit Facility was $150 million, subject to availability under the borrowing base. On December 22, 2011, the Initial DBTCA Revolving Credit Facility was amended and restated (the “Revolving Credit Facility (DBTCA)”). Under the Revolving Credit Facility (DBTCA), the maximum principal amount was increased from $150 million to $250 million, including up to $75 million available for standby letters of credit, subject in each case to availability under a borrowing base which is based on unfunded capital commitments and outstanding indebtedness. The maximum principal amount of the Revolving Credit Facility (DBTCA) may be increased to up to $300 million upon request of the Company within twelve months of closing and subject to payment of an additional fee. The option to increase the facility expired on September 28, 2012. Proceeds from the Revolving Credit Facility (DBTCA) may be used for investment activities, expenses, working capital requirements and general corporate purposes.

The Revolving Credit Facility (DBTCA) matures upon the earlier of December 20, 2013, and 25 days prior to a qualifying initial public offering of the Company.

The Revolving Credit Facility (DBTCA) is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s private investors, including assignment of the right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto, and a pledge of the collateral account into which all capital calls flow.

Interest rates on obligations under the Revolving Credit Facility (DBTCA) are based on prevailing LIBOR or prime lending rate plus an applicable margin. We may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts of the Revolving Credit Facility. In respect of each letter of credit, we will pay a fee and a fixed rate while the letter of credit is outstanding.

The Revolving Credit Facility (DBTCA) contains customary covenants on us and our subsidiaries, including requirements to deposit all capital call proceeds into a collateral account, restrict certain distributions, and restrict certain types and amounts of indebtedness. The Revolving Credit Facility (DBTCA) includes customary events of default.

Transfers of interests in the Company by investors will require the prior consent of the Administrative Agent, which shall not be unreasonably withheld or delayed. Such transfers may trigger mandatory prepayment obligations.

As of December 31, 2012 and 2011, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off Balance Sheet Arrangements

Information on our capital commitments from investors and commitments to fund investments is contained in Note 7 to our consolidated financial statements for the year ended December 31, 2012, included in this annual report on Form 10-K.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2012, are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (DBTCA)	$165	$165	$—	$—	$—
Revolving Credit Facility (Natixis)	67	—	—	—	67
Revolving Credit Facility (SunTrust)	100	—	100	—	—

Total Contractual Obligations	$332	$165	$100	$—	$67

In addition to the contractual payment obligations in the table above, we also have commitments to fund investments. See Note 7 to our consolidated financial statements for the year ended December 31, 2012, included in this annual report on Form 10-K.

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

Recent Developments

On January 31, 2013, the Company concluded its Private Offerings by reaching $1.5 billion in committed capital.

On March 12, 2013, the Board renewed the Administration Agreement which will now remain in effect until March 15, 2014, unless earlier terminated.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (i.e., broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we review pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality.

Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

See Note 5 to our consolidated financial statements included in this Form 10-K for more information on the fair value of our investments.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of discounts and premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 to our consolidated financial statements for the year ended December 31, 2012 included in this annual report on Form 10-K, for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of December 31, 2012, the majority of the investments at fair value in our portfolio were at variable rates. Our credit facilities also bear interest at floating rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our balance sheet at December 31, 2012, the following table shows the impact on net income for the year ended December 31, 2012, of base rate changes in interest rates (considering interest rate floors and ceilings for variable rate instruments) assuming no changes in our investment and borrowing structure:

($ in millions) Basis Point Change	Increase (Decrease) to Interest Income	Increase (Decrease) to Interest Expense	Increase (Decrease) to Net Income
Up 300 basis points	$11.9	$3.5	$8.4
Up 200 basis points	7.9	2.3	5.6
Up 100 basis points	4.0	1.2	2.8
Down 100 basis points	(0.7)	(0.5)	(0.2)
Down 200 basis points	(0.8)	(0.5)	(0.3)
Down 300 basis points	(0.9)	(0.5)	(0.4)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the audited consolidated financial statements are set forth herein commencing on page F-1 of this annual report on
Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2013 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2013 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2013 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2013 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2013 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements – Financial statements are included in ITEM 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

(2)	Financial Statement Schedules – None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

(3)	Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

4.1	Form of Subscription Agreement in connection with the Private Offerings (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 14, 2011).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

10.1	Form of Indemnification Agreement between the Company and certain officers and directors (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

Exhibit No	Description of Exhibits

10.2	Administration Agreement, dated as of March 15, 2011, between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2011).

10.3	Amended and Restated Investment Advisory and Management Agreement, dated December 13, 2011, between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2011).

10.4	Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.5	First Amendment to Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.6	Amended and Restated Revolving Credit Agreement, dated December 22, 2011, among TPG. Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

10.7	Dividend Reinvestment Plan of TPG Specialty Lending, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

10.8	Custody Agreement dated June 26, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

10.9	Revolving Credit and Security Agreement, dated May 8, 2012, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2012).

10.10	Master Sale and Contribution Agreement by and between TPG Specialty Lending, Inc., as the Originator and TPG SL SPV, LLC, as the Buyer, dated as of May 8, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2012).

10.11	Senior Secured Revolving Credit Agreement, dated as of August 23, 2012, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and SunTrust Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.12	First Amendment to Amended and Restated Revolving Credit Agreement, dated October 31, 2012, among TPG. Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.13	Custodian Agreement dated November 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012).

10.14	Instrument of Removal, Appointment and Acceptance, dated November 29, 2012, among State Street Bank and Trust Company and TPG SL SPV, LLC, TPG Specialty Lending, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2013).

Exhibit No	Description of Exhibits

21.1	Subsidiaries of TPG Specialty Lending, Inc.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2013	TPG SPECIALTY LENDING, INC.

/s/ Michael Fishman
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman and Ronald Cami, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2012, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2013.

Signature	Title

/s/ Michael Fishman	Chief Executive Officer and a Director (Principal Executive Officer)

/s/ John E. Viola	Chief Financial Officer (Principal Financial Officer)

/s/ Alan Kirshenbaum	Vice President (Principal Accounting Officer)

/s/ Joshua Easterly	Director and Chairman of the Board of Directors

/s/ John A. Ross	Director and Chairman of the Audit Committee

/s/ Richard A. Higginbotham	Director

/s/ Ronald K. Tanemura	Director

TPG SPECIALTY LENDING, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TPG Specialty Lending, Inc.:

We have audited the accompanying consolidated balance sheets of TPG Specialty Lending, Inc. (and subsidiaries) (the Company), including the consolidated schedules of investments as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights (included in Note 11) for the years ended December 31, 2012 and 2011 and for the period July 21, 2010 (inception) to December 31, 2010. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2012 and 2011, by correspondence with custodians or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of TPG Specialty Lending, Inc. (and subsidiaries) as of December 31, 2012 and 2011, the results of their operations and their cash flows, the changes in net assets, and the financial highlights for the years ended December 31, 2012 and 2011 and for the period July 21, 2010 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

March 15, 2013

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $644,421 and $140,255, respectively)	$653,944	$141,685
Non-controlled, affiliated investments (amortized cost of $0 and $41,781, respectively)	—	42,663

Total investments at fair value (amortized cost of $644,421 and $182,036, respectively)	653,944	184,348
Cash and cash equivalents	161,825	143,692
Interest receivable	2,354	1,283
Receivable for investments sold	1,976	—
Prepaid expenses and other assets	13,050	2,926

Total Assets	$833,149	$332,249

Liabilities
Revolving credit facilities	$331,836	$155,000
Management fees payable to affiliate	1,464	933
Incentive fees payable to affiliate	4,053	347
Dividends payable	10,260	650
Payable for investments purchased	2,759	—
Payables to affiliate	480	1,057
Other liabilities	2,494	1,170

Total Liabilities	353,346	159,157

Commitments and contingencies (Note 7)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 and 10,000 shares authorized, respectively; 474,677 and 177,532 shares issued, respectively; and 473,678 and 176,533 shares outstanding, respectively	5	2
Additional paid-in capital	469,709	172,873
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	(1,016)	(2,094)
Net unrealized gains on investments	9,523	2,312
Undistributed net realized gains on investments	1,583	—

Total Net Assets	479,803	173,092

Total Liabilities and Net Assets	$833,149	$332,249

Net Asset Value Per Share	$1,012.93	$980.51

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

($ in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$46,402	$4,059	$—
Other income	630	10	—
Interest from cash and cash equivalents	14	10	—

Total investment income from non-controlled, non-affiliated investments	47,046	4,079	—
Investment income from non-controlled, affiliated investments:
Interest from investments	2,724	1,231	—
Dividend income	1,231	—	—
Other income	10	5	—

Total investment income from non-controlled, affiliated investments	3,965	1,236	—

Total Investment Income	51,011	5,315	—

Expenses
Interest	6,020	800	—
Initial organization	—	1,500	—
Management fees	8,892	1,593	—
Incentive fees	6,996	347	—
Professional fees	2,881	1,563	—
Directors’ fees	287	245	—
Other general and administrative	1,564	773	—

Total expenses	26,640	6,821	—

Management fees waived (Note 3)	(3,704)	(7)	—

Net Expenses	22,936	6,814	—

Net Investment Income (Loss) Before Income Taxes	28,075	(1,499)	—
Income taxes, including excise taxes	46	—	—

Net Investment Income (Loss)	28,029	(1,499)	—

Net Gains on Investments
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	7,372	1,430	—
Non-controlled, affiliated investments	(161)	882	—
Net realized gains:
Non-controlled, non-affiliated investments	4,255	—	—
Non-controlled, affiliated investments	100	—	—

Total Net Gains on Investments	11,566	2,312	—

Increase in Net Assets Resulting from Operations	$39,595	$813	$—

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2012

($ in thousands, except share amounts)

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
AFS Technologies, Inc. (3)(4)	Software provider for food and beverage companies	Senior secured loan ($46,884 par, due 8/2015)	7.75%	8/31/2011	45,987	46,532	9.7%

Ecommerce Industries, Inc. (3)(4)	ERP and eCommerce systems software	Senior secured loan ($21,562 par, due 10/2016)	8.00%	10/17/2011	21,286	21,808	4.5%

MSC.Software Corporation (3)(4)	Multidiscipline simulation software	Senior secured loan ($56,266 par, due 11/2017)	7.75%	12/23/2011	55,423	55,984	11.7%

Federal Signal Corporation (3)(4)	Manufacturer of safety, emergency and heavy duty cleaning equipment	Senior secured loan ($41,608 par, due 2/2017)	12.00%	2/22/2012	40,897	43,064	9.0%

Mannington Mills, Inc. (3)(4)	Commercial and residential flooring	Senior secured loan ($50,537 par, due 3/2017)	14.00%	3/5/2012	49,551	53,190	11.1%

Mandalay Baseball Properties, LLC (3)(4)	Sports Entertainment	Senior secured loan ($28,414 par, due 4/2017)	12.00%	4/12/2012	27,684	28,556	6.0%

Infogix, Inc. (3)(4)	Business operations management solutions	Senior secured loan ($30,613 par, due 6/2017)	10.00%	6/1/2012	29,974	30,346	6.3%

Attachmate Corporation (3)(4)	Multidiscipline simulation software	Senior secured loan ($926 par, due 11/2017)	7.25%	6/25/2012	944	894	0.2%

eResearch Technology, Inc. (3)(4)	Pharmaceutical research services	Senior secured loan ($24,937 par, due 5/2018)	8.00%	7/3/2012	24,006	24,626	5.1%

Teletrac, Inc. (3)(4)	Fleet management solutions	Senior secured loan ($17,413 par, due 7/2017)	6.65%	7/23/2012	17,049	17,151	3.6%

Consona Holdings, Inc. (3)(4)	Enterprise application software solutions	Senior secured loan ($29,925 par, due 8/2018)	7.25%	8/13/2012	29,514	29,925	6.2%

Heartland Automotive Holdings, LLC (3)(4)	Preventive automotive maintenance services	Senior secured loan ($38,951 par, due 6/2017)	9.00%	8/28/2012	37,998	38,075	7.9%

Synagro Technologies, Inc. (3)	Recycling and waste management	Senior secured loan ($5,670 par, due 10/2014)	7.00%	9/14/2012	2,814	1,517	0.3%

Synagro Technologies, Inc. (3)	Recycling and waste management	Senior secured loan ($3,134 par, due 10/2014)	2.31%	11/8/2012	2,759	2,813	0.6%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
International Equipment Solutions, Inc. (3)(4)	Engineered equipment manufacturing	Senior secured loan ($29,391 par, due 9/2016)	8.50%	9/18/2012	28,732	28,876	6.0%

Mediware Information Systems, Inc. (3)(4)	Healthcare software solutions	Senior secured loan ($50,500 par, due 5/2018)	8.00%	11/9/2012	49,230	49,218	10.3%

SumTotal Systems, LLC (3)	Talent development software	Senior secured loan ($10,000 par, due 11/2018)	6.25%	11/16/2012	9,867	9,925	2.1%

SumTotal Systems, LLC (3)	Talent development software	Senior secured loan ($5,000 par, due 5/2018)	10.25%	11/16/2012	4,950	4,925	1.0%

Rogue Wave Holdings, Inc. (3)(4)	Cross-platform software development tools	Senior secured loan ($40,000 par, due 11/2017)	8.25%	11/21/2012	38,947	39,600	8.3%

Embarcadero Technologies, Inc. (3)(4)	Database management software	Senior secured loan ($59,714 par, due 12/2017)	8.00%	12/28/2012	58,223	58,221	12.1%

SRS Software, LLC (3)(4)	Healthcare software solutions	Senior secured loan ($37,500 par, due 12/2017)	8.75%	12/28/2012	36,439	36,563	7.6%

Sage Automotive Interiors, Inc. (3)(4)	Automotive Interiors	Senior secured loan ($19,878 par, due 12/2016)	9.50%	12/31/2012	19,717	19,679	4.1%

Total Senior Secured Loans					631,991	641,488	133.7%

Senior Secured Revolving Loans
Heartland Automotive Holdings, LLC (3)(4)	Preventive automotive maintenance services	Senior secured revolving loan ($555 par, due 6/2017)	10.00%	8/28/2012	413	431	0.1%

Total Senior Secured Revolving Loans					413	431	0.1%

Corporate Bonds
Checkers Drive-In Restaurants, Inc. (4)	Full service chain of restaurants	Bond ($10,000 par, due 12/2017)	11.00%	11/16/2012	10,017	10,025	2.1%

Total Corporate Bonds					10,017	10,025	2.1%

Equity
SRS Parent Corp.	Healthcare software solutions	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,980	0.4%

		Common Shares Class B (2,953,020 shares)		12/28/2012	20	20	—%

Total Equity					2,000	2,000	0.4%

Total					$644,421	$653,944	136.3%

(1)

Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2012, the Company does not “control” any of the portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of an arrangement between the Company and other lenders in any syndication.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis Bank (see Note 6).

Transactions during the year ended December 31, 2012 in which the issuer was an affiliated company (but not a portfolio company that we “control”) are as follows:

As of and for the Year Ended December 31, 2012
Company	Fair Value at December 31, 2011	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Loss	Fair Value at December 31, 2012	Realized Gains	Interest Income	Dividend Income	Other Income
AFS Technologies, Inc. (c)	$42,663	$15,990	$(58,316)	$(337)	$—	$100	$2,724	$1,231	$10

Total	$42,663	$15,990	$(58,316)	$(337)	$—	$100	$2,724	$1,231	$10

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.
(c)	In connection with the redemption of the Company’s preferred equity investment, AFS Technologies, Inc. was no longer an affiliated company as of December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2011

($ in thousands, except share amounts)

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Senior Secured Loans
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP (3)(4)	Software provider for electrical equipment manufacturing	Senior secured loan ($29,625 par, due 7/2016)	8.50%	7/8/2011	$29,052	$29,181	16.9%

Center Cut Hospitality, Inc. (3)	Full service chain of restaurants	Senior secured loan ($26,250 par, due 8/2016)	6.75%	8/15/2011	25,717	25,987	15.0%

AFS Technologies, Inc. (3)(5)	Software provider for food and beverage companies	Senior secured loan ($32,662 par, due 9/2015)	7.25%	8/31/2011	31,876	32,663	18.9%

Ecommerce Industries, Inc. (3)	ERP and eCommerce systems software	Senior secured loan ($22,713 par, due 10/2016)	8.00%	10/17/2011	22,357	22,712	13.1%

Rogue Wave Holdings, Inc. (3)	Cross-platform software development tools	Senior secured loan ($14,672 par, due 8/2016)	11.75%	10/31/2011	14,550	14,635	8.5%

MSC.Software Corporation (3)	Multidiscipline simulation software	Senior secured loan ($35,000 par due 12/2016)	8.00%	12/23/2011	34,318	35,000	20.2%

Total Senior Secured Loans					157,870	160,178	92.6%

Bonds
Rare Restaurant Group, LLC	Full service chain of restaurants	9 1/4% senior secured bond ($16,462 par, due 5/2014)	9.25%	11/7/2011	13,255	13,170	7.6%

		9 1/4% senior secured bond ($1,250 par, due 5/2014)	9.25%	11/9/2011	1,006	1,000	0.6%

Total Bonds					14,261	14,170	8.2%

Preferred Equity

AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-1 Preferred Stock (311,760 shares)		8/31/2011	1,297	1,309	0.8%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
AFS Technologies, Inc. (5)(6)	Software provider for food and beverage companies	Series B-2 Preferred Stock (2,069,193 shares)		8/31/2011	8,608	8,691	5.0%

Total Preferred Equity					9,905	10,000	5.8%

Total					$182,036	$184,348	106.6%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2011, the Company does not “control” any of the portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of an arrangement between the Company and other lenders in any syndication.
(4)	This portfolio company is a non-U.S. limited partnership and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(5)	As defined in the Investment Company Act, we are deemed to be an “affiliated person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. We do not have the power to exercise control over the management or policies of such portfolio company.
(6)	This preferred equity investment has an optional redemption feature which, if exercised, entitles the Company to a 1.5 times liquidation preference.

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

($ in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$28,029	$(1,499)	$—
Net change in unrealized gains on investments	7,211	2,312	—
Net realized gains on investments	4,355	—	—

Increase in Net Assets Resulting from Operations	39,595	813	—

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares sold	287,692	172,928	1
Purchase of treasury shares	—	(1)	—
Reinvestment of dividends	9,194	—	—
Dividends declared	(29,770)	(649)	—

Increase in Net Assets Resulting from Capital Share Transactions	267,116	172,278	1

Total Increase in Net Assets	306,711	173,091	1
Net assets, beginning of period	173,092	1	—

Net Assets, End of Period	$479,803	$173,092	$1

Undistributed Net Investment Income Included in Net Assets at the End of the Period	$(1,016)	$(2,094)	—

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$39,595	$813	$—
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(7,211)	(2,312)	—
Net realized gains on investments	(4,355)	—	—
Net amortization of discount on securities	(4,489)	(343)	—
Amortization of debt issuance costs	1,496	190	—
Purchases of investments, net	(760,668)	(184,196)	—
Proceeds from investments, net	119,126	—	—
Repayments on investments	190,594	2,503	—
Paid-in-kind interest	(1,808)	—	—
Changes in operating assets and liabilities:
Interest receivable	(1,071)	(1,283)	—
Prepaid expenses and other assets	(6,292)	(1,008)	—
Management fees payable	531	933	—
Incentive fees payable	3,706	347	—
Payable to affiliate	(577)	1,057	—
Other liabilities	1,324	1,171	—

Net Cash Used in Operating Activities	(430,099)	(182,128)	—

Cash Flows from Financing Activities
Borrowings on revolving credit facilities	1,332,688	304,000	—
Payments on revolving credit facilities	(1,155,852)	(149,000)	—
Debt issuance costs	(5,328)	(2,108)	—
Proceeds from issuance of common stock	287,692	172,928	1
Purchase of treasury stock	—	(1)	—
Dividend paid to stockholders	(10,968)	—	—

Net Cash Provided by Financing Activities	448,232	325,819	1

Net Increase in Cash and Cash Equivalents	18,133	143,691	1
Cash and cash equivalents, beginning of period	143,692	1	—

Cash and Cash Equivalents, End of Period	$161,825	$143,692	$1

Supplemental Information:
Interest paid during the period	$3,580	$314	$—
Dividends declared during the period	$29,770	$649	$—
Reinvestment of dividends during the period	$9,194	$—	$—
Subscription receivable from common stockholders	$1,870	$106	$—

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Notes to Consolidated Financial Statements

($ in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

TPG Specialty Lending, Inc. (“TSL” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). TSL is managed by TSL Advisers, LLC (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, TPG SL SPV, LLC, a Delaware limited liability company.

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

In connection with debt and equity securities that were valued at fair value in good faith by the Board, the Board has engaged an independent third-party valuation firm to perform certain limited procedures that the Board identified and requested it to perform. As of December 31, 2012, the independent third-party valuation firm performed its procedures on the majority (determined by fair value) of investments that were valued in good faith by the Board which have been outstanding for greater than 45 days. Upon completion of such limited procedures, the third-party valuation firm determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures was reasonable.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (i.e., broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we review pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality.

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

Debt Issuance Costs

Debt issuance costs for revolving credit facilities are amortized over the life of the related debt instrument using the straight line method.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of discounts and premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Loan fees received at the closing of a loan where no services have been provided are deferred and amortized into interest income over the investment’s contractual life using the effective yield method.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Code for the taxable year ended March 31, 2012. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

For the years ended December 31, 2012 and 2011, the Company incurred expenses of $1.0 million and $0.3 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. The Company did not incur any expenses for administrative services payable to the Adviser during the period July 21, 2010 (inception) to December 31, 2010.

Unless earlier terminated as described below, the Administration Agreement will remain in effect until March 15, 2013, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

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

For the years ended December 31, 2012 and 2011, Management Fees were $8.9 million and $1.6 million, respectively. The Company did not incur any Management Fees during the period July 21, 2010 (inception) to December 31, 2010.

Until such time that the Company has an IPO, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the years ended December 31, 2012 and 2011, Management Fees of $3.7 million and $7 thousand, respectively, were waived. No management fees were waived during the period July 21, 2010 (inception) to December 31, 2010.

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears, will equal 100% of the excess of pre-incentive fee net investment income in excess of a 1.5% quarterly hurdle rate, until the Adviser has received 15% (17.5% subsequent to an IPO) of total net investment income for that quarter, and 15% (17.5% subsequent to an IPO) of all remaining pre-incentive fee net investment income for that quarter.

(ii)	The second component, payable at the end of each fiscal year in arrears, will, prior to an IPO, equal 15% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less cumulative realized capital losses, unrealized capital depreciation and net of the aggregate amount of any previously paid capital gain incentive fees for prior periods (the “Capital Gains Fee”). Following an IPO, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an IPO and from such IPO to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an IPO, the portion of the Company’s realized capital gains that accrued prior to an IPO will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued following an IPO will be subject to an incentive fee rate of 17.5%.

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

The Company accrues Incentive Fees taking into account unrealized gains and losses; however, Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, prohibits the Adviser from receiving the payment of fees until such gains are realized. There can be no assurance that such unrealized gains will be realized in the future. For the year ended December 31, 2012, Incentive Fees were $7.0 million of which $5.7 million were realized and payable to the Adviser. For the year ended December 31, 2011, Incentive Fees were $0.3 million none of which were realized and payable to the Adviser. The Company did not incur any Incentive Fees during the period July 21, 2010 (inception) to December 31, 2010.

Unless earlier terminated, the Advisory Agreement will remain in effect until December 12, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the years ended December 31, 2012 and 2011, were $3.8 million and $2.3 million, respectively. The Adviser did not incur any expenses during the period July 21, 2010 (inception) to December 31, 2010 for which the Company was required to reimburse it.

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

Investments at fair value consisted of the following at December 31, 2012 and 2011:

	December 31, 2012
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$642,421	$651,944	$9,523
Common equity	2,000	2,000	—

Total Investments	$644,421	$653,944	$9,523

	December 31, 2011
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$172,131	$174,348	$2,217
Preferred equity/mezzanine investments	9,905	10,000	95

Total Investments	$182,036	$184,348	$2,312

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at December 31, 2012 and 2011, is as follows:

	December 31, 2012	December 31, 2011
Healthcare software solutions	13.4%	—
Database management software	8.9%	—
Multidiscipline simulation software	8.7%	19.0%
Commercial and residential flooring	8.1%	—
Software provider for food and beverage companies	7.1%	23.1%
Safety equipment manufacturer	6.6%	—
Cross-platform software development tools	6.1%	8.0%
Preventive automotive maintenance services	5.9%	—
Business operations management solutions	4.6%	—
Enterprise application software solutions	4.6%	—
Sports entertainment	4.4%	—
Engineered equipment manufacturing	4.4%	—
Pharmaceutical research services	3.8%	—
ERP and eCommerce systems software	3.3%	12.3%
Automotive interiors	3.0%	—
Fleet management solutions	2.6%	—
Talent development software	2.3%	—
Full service chain of restaurants	1.5%	21.8%
Recycling and waste management	0.7%	—
Software provider for electrical equipment manufacturing	—	15.8%

Total	100.0%	100.0%

The geographic composition of Investments at fair value at December 31, 2012 and 2011, is as follows:

	December 31, 2012	December 31, 2011
United States
Midwest	18.8%	—
Northeast	17.8%	—
South	25.7%	26.4%
West	37.7%	57.8%
Canada	—	15.8%

Total	100.0%	100.0%

5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2012 and 2011:

	Fair Value Hierarchy at December 31, 2012
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$84,650	$567,294	$651,944
Common equity	—	—	2,000	2,000

Total Investments at Fair Value	$—	$84,650	$569,294	$653,944

	Fair Value Hierarchy at December 31, 2011
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$174,348	$174,348
Preferred equity/mezzanine investments	—	—	10,000	10,000

Total Investments at Fair Value	$—	$—	$184,348	$184,348

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Debt Investments	Common Equity	Preferred Equity/ Mezzanine Investments	Total
Balance, beginning of year	$174,348	$—	$10,000	$184,348
Purchases	670,544	2,000	—	672,544
Proceeds from investments	(97,090)	—	—	(97,090)
Repayments / redemptions	(180,343)	—	(10,000)	(190,343)
Paid-in-kind interest	1,731	—	—	1,731
Net change in unrealized gains	7,434	—	(100)	7,334
Net realized gains	900	—	100	1,000
Net amortization of discount on securities	3,940	—	—	3,940
Transfers out of Level 3	(14,170)	—	—	(14,170)

Balance, End of Year	$567,294	$2,000	$—	$569,294

	Year Ended December 31, 2011
	Debt Investments	Preferred Equity/ Mezzanine Investments	Total
Balance, beginning of year	$—	$—	$—
Purchases, net	174,291	9,905	184,196
Repayments	(2,503)	—	(2,503)
Net unrealized gains on investments	2,217	95	2,312
Net amortization of discount on securities	343	—	343

Balance, End of Year	$174,348	$10,000	$184,348

Rare Restaurant Group, LLC transferred out of Level 3 during the year ended December 31, 2012, as a result of changes in the observability of inputs into its valuation. Other than Rare Restaurant Group, LLC, there were no transfers between levels in the fair value hierarchy during the year ended December 31, 2012. There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2011.

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2012 and 2011:

	Net Change in Unrealized Appreciation or Depreciation for the Year Ended December 31, 2012 on Investments Held at December 31, 2012	Net Change in Unrealized Appreciation or Depreciation for the Year Ended December 31, 2011 on Investments Held at December 31, 2011
Debt investments	$7,918	$2,217
Common Equity	—	—
Preferred equity/mezzanine investments	—	95

Total	$7,918	$2,312

The following table presents the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of December 31, 2012:

	December 31, 2012
	Fair Value (1)	Valuation Technique	Unobservable Input	Range (Weighted Average)		Impact to Valuation from an Increase to Input
Debt investments	$452,831	Income Approach	Market Yield	7.00% — 11.29% (9.84%	)	Decrease
Common equity	$2,000	Market Approach (2)

(1)	Excludes $114.5 million of debt investments which, due to the proximity of the transactions relative to the measurement date, were valued by using the value implied from such transactions.
(2)	Due to the proximity of the transaction relative to the measurement date, the value implied from the transaction is representative of the fair value for the investments as of December 31, 2012.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2012 and 2011, approximates its carrying value as the outstanding balances are callable at carrying value.

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

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2012 and 2011, the Company’s asset coverage was 244.6% and 211.7%, respectively.

Debt obligations consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$165,000	$85,000
Revolving Credit Facility (Natixis)	100,000	66,836	4,808
Revolving Credit Facility (SunTrust)	200,000	100,000	100,000

Total Debt Obligations	$550,000	$331,836	$189,808

	December 31, 2011
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$155,000	$95,000

Total Debt Obligations	$250,000	$155,000	$95,000

(1)	The amount available considers any limitations related to the respective debt facilities’ borrowing bases.

Average debt outstanding during the years ended December 31, 2012 and 2011, was $111.2 million and $11.4 million, respectively. The weighted average interest rate for outstanding borrowings during the year ended December 31, 2012 and 2011 was 2.9% and 3.0%, respectively.

For the years ended December 31, 2012 and 2011, the components of interest expense were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Stated interest expense	$3,272	$401
Commitment fees	1,252	209
Amortization of debt issuance costs	1,496	190

Total Interest Expense	$6,020	$800

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

The maximum principal amount of the facility is $200 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity may be increased to $300 million through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility (SunTrust) includes a $30 million limit for swingline loans and a $20 million limit for letters of credit and is secured by a perfected first-priority interest in substantially the entire portfolio of investments held by the Company and each Guarantor.

The availability period under the Revolving Credit Facility (SunTrust) will terminate on August 24, 2015 (the “SunTrust Commitment Termination Date”) and it will mature on August 23, 2016 (the “SunTrust Maturity Date”). During the period from the SunTrust Commitment Termination Date to the SunTrust Maturity Date, the Company will be obligated to make mandatory prepayments out of the proceeds of certain asset sales, and other recovery events and equity and debt issuances.

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

Revolving Credit Facility (Natixis)

On May 8, 2012 (the “Natixis Closing Date”), the Company’s wholly-owned subsidiary TPG SL SPV, LLC (the “Subsidiary”), a Delaware limited liability company, entered into a Revolving Credit and Security Agreement (the “Revolving Credit Facility (Natixis)”). Parties to the agreement include TPG SL SPV, LLC, as Borrower, and the lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Also on May 8, 2012, the Company contributed certain investments to the Subsidiary pursuant to the terms of a Master Sale and Contribution Agreement by and between the Company and the Subsidiary. No gain or loss was recognized as a result of the contribution. Proceeds from the Revolving Credit Facility (Natixis) may be used to finance the acquisition of eligible assets by the Subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiary through its ownership of the Subsidiary. The maximum principal amount of the facility is $100 million, subject to availability under the borrowing base, which is based on the amount of the Subsidiary’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

The agreement provides for a contribution and reinvestment period for up to 18 months after the Natixis Closing Date (the “Natixis Commitment Termination Date”). Prior to the Natixis Commitment Termination Date, proceeds received by the Subsidiary from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the Natixis Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the Natixis Commitment Termination Date, proceeds received by the Subsidiary from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Proceeds received from interest and principal at the end of a reporting period that have not gone through a settlement process are considered to be restricted cash. As of December 31, 2012, the Subsidiary had $4.3 million in restricted cash, a component of Prepaid expenses and other assets, in the accompanying consolidated financial statements.

The Revolving Credit Facility (Natixis) will mature on May 8, 2020. Amounts drawn bear interest at LIBOR plus a margin and the undrawn portion of the commitment bears an unutilized commitment fee of 0.75%. The Revolving Credit Facility (Natixis) contains customary covenants, including certain maintenance covenants, and events of default. The Revolving Credit Facility (Natixis) is secured by a perfected first priority security interest in the assets of the Subsidiary and on any payments received by the Subsidiary in respect of such assets and, as such, are not available to pay the debts of the Company. As of December 31, 2012, the Subsidiary had $163.8 million in assets, including $154.4 million in investments, and $67.3 million in liabilities, including the outstanding borrowings, on its balance sheet.

Borrowings of the Subsidiary are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

Revolving Credit Facility (DBTCA)

On September 28, 2011, the Company entered into a revolving credit facility (the “Initial DBTCA Revolving Credit Facility”) with Deutsche Bank Trust Company Americas (“DBTCA”) as administrative agent (the “Administrative Agent”), and DBTCA and certain of its affiliates as lenders. At closing, the maximum principal amount of the Initial DTBCA Revolving Credit Facility was $150 million, subject to availability under the borrowing base. On December 22, 2011, the Initial DBTCA Revolving Credit Facility was amended and restated (the “Revolving Credit Facility (DBTCA)”). Under the Revolving Credit Facility (DBTCA), the maximum principal amount was increased from $150 million to $250 million, including up to $75 million available for standby letters of credit, subject in each case to availability under a borrowing base which is based on unfunded capital commitments and outstanding indebtedness. The maximum principal amount of the Revolving Credit Facility (DBTCA) may be increased to up to $300 million upon request of the Company within twelve months of closing and subject to payment of an additional fee. The option to increase the facility expired on September 28, 2012. Proceeds from the Revolving Credit Facility (DBTCA) may be used for investment activities, expenses, working capital requirements and general corporate purposes.

The Revolving Credit Facility (DBTCA) matures upon the earlier of December 20, 2013, and 25 days prior to a qualifying initial public offering of the Company.

The Revolving Credit Facility (DBTCA) is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s private investors, including assignment of the right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto, and a pledge of the collateral account into which all capital calls flow.

Interest rates on obligations under the Revolving Credit Facility (DBTCA) are based on prevailing LIBOR or prime lending rate plus an applicable margin. We may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts of the Revolving Credit Facility. In respect of each letter of credit, the Company will pay a fee and a fixed rate while the letter of credit is outstanding.

The Revolving Credit Facility (DBTCA) contains customary covenants on us and our subsidiaries, including requirements to deposit all capital call proceeds into a collateral account, restrict certain distributions, and restrict certain types and amounts of indebtedness. The Revolving Credit Facility (DBTCA) includes customary events of default.

Transfers of interests in the Company by investors will require the prior consent of the Administrative Agent, which shall not be unreasonably withheld or delayed. Such transfers may trigger mandatory prepayment obligations.

In connection with the closing of all three revolving credit facilities, the Company paid fees totaling $7.6 million. Such fees have been capitalized as debt issuance costs, included in Prepaid expenses and other assets, and are being amortized over the life of the respective facility.

As of December 31, 2012 and 2011, the Company was in compliance with the terms of its debt arrangements.

Subsequent to December 31, 2012, the Company repaid a portion of its debt and borrowed additional amounts to fund investments. As of March 14, 2013, there was $132.7 million outstanding.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2012 and 2011, the Company had the following commitments to fund loans:

	December 31, 2012	December 31, 2011
Senior secured revolving loan commitments	$17,500	$3,750
Senior secured term loan commitments	14,500	3,000

Total Portfolio Company Commitments	$32,000	$6,750

Other Commitments and Contingencies

As of December 31, 2012 and 2011, the Company had $1.4 billion and $1.2 billion, respectively, in total capital commitments from investors ($0.9 billion and $1.0 billion unfunded, respectively), of which $114.1 million and $70.4 million, respectively, is from the Adviser and its affiliates ($76.6 million and $60.3 million unfunded, respectively).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2012, management is not aware of any pending or threatened litigation.

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

During the years ended December 31 2012 and 2011, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including the Adviser and its affiliates, providing for the private placement of the Company’s Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. Offering costs associated with the private placements were absorbed by the Adviser.

The following tables summarize the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Shares Issued	Proceeds Received
February 15, 2012	6,525	$6,429
February 22, 2012	35,521	35,000
March 29, 2012	76,137	75,000
May 31, 2012	13,379	13,459
June 29, 2012	34,789	35,000
September 26, 2012	22,439	22,698
December 10, 2012 (1)	99,161	100,000

Total Capital Drawdowns	287,951	$287,586

(1)	As of December 31, 2012, there were $1.9 million in capital drawdowns outstanding from investors. On January 4, 2013, all outstanding amounts had been received by the Company.

	Year Ended December 31, 2011
	Shares Issued	Proceeds Received
June 30, 2011	35,000	$35,000
August 12, 2011	75,652	73,000
December 15, 2011	53,146	52,534
December 30, 2011	12,734	12,500

Total Capital Drawdowns	176,532	$173,034

In addition to the drawdowns noted above, on June 29, 2011, the Company repurchased 999 shares of its Common Stock issued as part of its formation from Tarrant Advisors, Inc. for $999. The repurchased shares are held in treasury shares, at cost, as of December 31, 2012 and 2011.

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to investors who have not opted out of the Company’s dividend reinvestment plan:

	Year Ended December 31, 2012
Date Dividend Declared	Record Date	Date Shares Issued	Shares Issued
March 20, 2012	March 31, 2012	May 16, 2012	1,458
May 9, 2012	June 30, 2012	August 7, 2012	3,316
September 30, 2012	September 30, 2012	November 13, 2012	4,077
December 31, 2012	December 31, 2012	March 12, 2013	5,159

Total Shares Issued			14,010

	Year Ended December 31, 2011
Date Dividend Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2011 (1)	December 31, 2011	March 20, 2012	343

Total Shares Issued			343

(1)	On March 20, 2012, 29 shares were issued to the Adviser in connection with its then participation in the dividend reinvestment plan.

The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such investor by the net asset value per share of the Common Stock on the record date of the dividend. The Common Stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

9. Dividends

The following tables summarize dividends declared during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
Date Declared	Record Date	Payment Date	Dividend per Share
March 20, 2012	March 31, 2012	May 7, 2012	$10.51
May 9, 2012	June 30, 2012	August 3, 2012	21.50
September 30, 2012	September 30, 2012	October 30, 2012	24.30
December 31, 2012 (1)	December 31, 2012	January 31, 2013	21.66

Total Dividends Declared			$77.97

(1)	December 31, 2012 declared dividend includes a special dividend of $0.55 per share.

	Year Ended December 31, 2011
Date Declared	Record Date	Payment Date	Dividend per Share
December 31, 2011	December 31, 2011	January 30, 2012	$3.68

Total Dividends Declared			$3.68

The dividends declared during the year ended December 31, 2012, were derived from net investment income and long-term capital gains, determined on a tax basis. The dividend declared during the year ended December 31, 2011, was derived from net investment income determined on a tax basis.

10. Income Taxes

The following reconciles Increase in net assets resulting from operations for the fiscal years ended December 31, 2012 and 2011, to undistributed taxable income at December 31, 2012 and 2011:

	Year Ended December 31, 2012 (Estimated) (1)	Year Ended December 31, 2011
Increase in net assets resulting from operations	$39,595	$813
Adjustments:
Net unrealized gain on investments	(7,211)	(2,312)
Other income (expense) for tax purposes, not book	(670)	111
Deferred organization costs	(100)	1,425
Other expenses not currently deductible	49	347
Other book-tax differences	92	272

Undistributed Taxable Income	$31,755	$656

(1)	Taxable income is an estimate and will not be fully determined until the Company’s 2012 tax return is filed in 2013.

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

During the year ended December 31, 2012, permanent differences of $46 thousand were principally attributable to accrued U.S. federal excise taxes and $441 thousand of distributions from the Company’s net short-term capital gains generally characterized as ordinary dividend income to Company shareholders. During the year ended December 31, 2011, permanent differences were primarily attributable to $54 thousand of nondeductible net operating losses incurred by the Company in respect of the Company’s taxable year ended March 31, 2011, and were recorded as a decrease to the Company’s additional paid-in capital and accumulated net investment income (loss) as of December 31, 2011.

We neither have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax year remains subject to examination by the Internal Revenue Service.

The tax cost of the Company’s investments as of December 31, 2012 and 2011, approximates their amortized cost.

11. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Stock outstanding during the years ended December 31, 2012 and 2011. There was no activity for the period from July 21, 2010 (inception) to December 31, 2010 other than the initial issuance of Common Stock.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Per Share Data
Net asset value, beginning of period	$980.51	$1.00	$—
Issuance of Common Stock at prices above net asset value	—	999.00	1.00
Net investment income (loss)	90.98	(29.84)	—
Net realized and unrealized gains	19.41	14.03	—

Total from investment operations	110.39	(15.81)	—
Dividends declared	(77.97)	(3.68)	—

Total increase in net assets	32.42	979.51	1.00

Net Asset Value, End of Period	$1,012.93	$980.51	$1.00

Shares Outstanding, End of Period	473,678	176,533	1,000

Total Return (1)	11.3%	n.m.	N/A

Ratios / Supplemental Data
Ratio of net expenses to average net assets	6.9%	10.9%	N/A
Ratio of net investment income (loss) to average net assets	8.4%	(2.4%)	N/A
Net assets, end of period	$479,803	$173,092	$1
Weighted-average shares outstanding	308,079	50,207	67
Total committed capital, end of period (2)	$1,402,970	$1,211,246	$1
Ratio of total contributed capital to total committed capital, end of period	32.8%	14.3%	100%
Year of formation	2010	2010	2010

(1)	U.S. GAAP requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. For the year ended December 31, 2011, calculating total return in such a manner does not adjust for the effect of the initial seed funding as part of the Company’s formation (at $1 per share) and accordingly the information is not meaningful. Excluding the effect of the initial seed funding, total return for the period July 1, 2011 through December 31, 2011 would be (1.58%).
(2)	As of December 31, 2012 and 2011, the amount includes commitments from the Adviser and its affiliates of $114.1 and $70.4 million, respectively.

12. Selected Quarterly Financial Data (Unaudited)

	2012
	Q4	Q3	Q2	Q1
Investment Income	$18,169	$14,554	$11,314	$6,974
Net Expenses	$7,231	$6,637	$4,711	$4,357
Net Investment Income	$10,892	$7,917	$6,603	$2,617
Net Gains on Investments	$1,568	$5,664	$1,165	$3,169
Increase in Net Assets Resulting from Operations	$12,460	$13,581	$7,768	$5,786
Net Assets Value per Share as of the End of the Quarter	$1,012.93	$1,008.24	$994.86	$991.83

	2011
	Q4	Q3	Q2	Q1
Investment Income	$3,764	$1,551	$—	$—
Net Expenses	$2,835	$1,789	$636	$1,554
Net Investment Income (Loss)	$929	$(238)	$(636)	$(1,554)
Net Unrealized Gains	$937	$1,375	$—	$—
Increase (Decrease) in Net Assets Resulting from Operations	$1,866	$1,137	$(636)	$(1,554)
Net Assets (Liabilities) Value per Share as of the End of the Quarter	$980.51	$966.50	$937.39	$(1,553.31)

13. Subsequent Events

On January 31, 2013, the Company concluded its Private Offerings by reaching $1.5 billion in committed capital.

On March 12, 2013, the Board renewed the Administration Agreement which will now remain in effect until March 15, 2014, unless earlier terminated.