Form 10-Q
period 2013-03-31
TPG Specialty Lending, Inc.
filed 2013-05-10
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at May 8, 2013 was 516,571.

TPG SPECIALTY LENDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

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

In addition to factors previously identified elsewhere in the reports and other documents TPG Specialty Lending, Inc. has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	an economic downturn could impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

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

•

the risks, uncertainties and other factors we identify in the sections entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013, as amended, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “TSL”, “we”, “us” and “our” refer to TPG Specialty Lending, Inc. and its consolidated subsidiaries unless the context states otherwise.

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $614,822 and $644,421, respectively)	$626,293	$653,944
Cash and cash equivalents	164,666	161,825
Interest receivable	2,998	2,354
Receivable for investments sold	—	1,976
Prepaid expenses and other assets	11,194	13,050

Total Assets	$805,151	$833,149

Liabilities
Revolving credit facilities	$263,655	$331,836
Management fees payable to affiliate	1,532	1,464
Incentive fees payable to affiliate	4,359	4,053
Dividends payable	13,000	10,260
Payable for investments purchased	—	2,759
Payables to affiliate	1,150	480
Other liabilities	2,110	2,494

Total Liabilities	285,806	353,346

Commitments and contingencies (Note 7)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 511,020 and 474,677 shares issued, respectively; and 510,021 and 473,678 shares outstanding, respectively	5	5
Additional paid-in capital	506,787	469,709
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	(907)	(1,016)
Net unrealized gains on investments	11,471	9,523
Undistributed net realized gains on investments	1,990	1,583

Total Net Assets	519,345	479,803

Total Liabilities and Net Assets	$805,151	$833,149

Net Asset Value Per Share	$1,018.28	$1,012.93

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

($ in thousands)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$20,624	$6,013
Other income	177	49
Interest from cash and cash equivalents	1	7

Total investment income from non-controlled, non-affiliated investments	20,802	6,069
Investment income from non-controlled, affiliated investments:
Interest from investments	—	901
Other income	—	4

Total investment income from non-controlled, affiliated investments	—	905

Total Investment Income	20,802	6,974

Expenses
Interest	2,250	914
Management fees	3,016	1,465
Incentive fees	2,729	1,021
Professional fees	582	837
Directors’ fees	71	71
Other general and administrative	528	370

Total expenses	9,176	4,678

Management fees waived (Note 3)	(1,484)	(321)

Net Expenses	7,692	4,357

Net Investment Income Before Income Taxes	13,110	2,617
Income taxes, including excise taxes	4	—

Net Investment Income	13,106	2,617

Net Gains on Investments
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,948	2,931
Non-controlled, affiliated investments	—	(203)
Net realized gains:
Non-controlled, non-affiliated investments	407	441

Total Net Gains on Investments	2,355	3,169

Increase in Net Assets Resulting from Operations	$15,461	$5,786

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2013

($ in thousands)

(Unaudited)

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
AFS Technologies, Inc. (3)(4)	Software provider for food and beverage companies	Senior secured loan ($46,261 par, due 8/2015)	7.75%	8/31/2011	45,452	46,146	8.9%
Ecommerce Industries, Inc. (3)(4)	ERP and eCommerce systems software	Senior secured loan ($21,275 par, due 10/2016)	8.00%	10/17/2011	21,018	21,701	4.2%
MSC.Software Corporation (3)(4)	Multidiscipline simulation software	Senior secured loan ($55,562 par, due 11/2017)	7.75%	12/23/2011	54,775	55,562	10.7%
Mannington Mills, Inc. (3)(4)	Commercial and residential flooring	Senior secured loan ($50,184 par, due 3/2017)	14.00%	3/5/2012	46,539	50,458	9.7%
Mandalay Baseball Properties, LLC (3)(4)	Sports Entertainment	Senior secured loan ($28,727 par, due 4/2017)	12.00%	4/12/2012	28,034	29,086	5.6%
Infogix, Inc. (3)(4)	Business operations management solutions	Senior secured loan ($30,419 par, due 6/2017)	10.00%	6/1/2012	29,814	30,419	5.9%
Attachmate Corporation (3)(4)	Multidiscipline simulation software	Senior secured loan ($908 par, due 11/2017)	7.25%	6/25/2012	925	918	0.2%
Teletrac, Inc. (3)(4)	Fleet management solutions	Senior secured loan ($17,369 par, due 7/2017)	6.65%	7/23/2012	17,023	17,238	3.3%
Consona Holdings, Inc. (3)(4)	Enterprise application software solutions	Senior secured loan ($29,850 par, due 8/2018)	7.25%	8/13/2012	29,455	29,925	5.7%
Heartland Automotive Holdings, LLC (3)(4)	Preventive automotive maintenance services	Senior secured loan ($38,458 par, due 6/2017)	9.00%	8/28/2012	37,425	37,798	7.3%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Synagro Technologies, Inc. (3)	Recycling and waste management	Senior secured loan ($5,670 par, due 10/2014)	5.06%	9/14/2012	2,814	1,474	0.3%
Synagro Technologies, Inc. (3)	Recycling and waste management	Senior secured loan ($3,117 par, due 10/2014)	2.28%	11/8/2012	2,766	2,961	0.6%
International Equipment Solutions, Inc. (3)(4)	Engineered equipment manufacturing	Senior secured loan ($29,010 par, due 9/2016)	8.50%	9/18/2012	28,396	28,647	5.5%
Mediware Information Systems, Inc. (3)(4)	Healthcare software solutions	Senior secured loan ($50,184 par, due 5/2018)	8.00%	11/9/2012	48,983	49,334	9.5%
SumTotal Systems, LLC (3)	Talent development software	Senior secured loan ($9,975 par, due 11/2018)	6.25%	11/16/2012	9,848	10,025	1.9%
SumTotal Systems, LLC (3)	Talent development software	Senior secured loan ($5,500 par, due 5/2018)	10.25%	11/16/2012	5,452	5,472	1.1%
Rogue Wave Holdings, Inc. (3)(4)	Cross-platform software development tools	Senior secured loan ($39,500 par, due 11/2017)	8.25%	11/21/2012	38,511	39,303	7.6%
Embarcadero Technologies, Inc. (3)(4)	Database management software	Senior secured loan ($44,155 par, due 12/2017)	8.00%	12/28/2012	43,115	43,824	8.4%
SRS Software, LLC (3)(4)	Healthcare software solutions	Senior secured loan ($37,378 par, due 12/2017)	8.75%	12/28/2012	36,034	36,401	7.0%
Sage Automotive Interiors, Inc. (3)(4)	Automotive Interiors	Senior secured loan ($19,629 par, due 12/2016)	9.50%	12/31/2012	19,583	19,531	3.7%
Centaur, LLC (3)(4)	Gaming	Senior secured loan ($10,000 par, due 2/2020)	8.75%	3/8/2013	9,900	10,150	2.0%
The Newark Group, Inc. (3)(4)	Recycled Paperboard Producer	Senior secured loan ($48,000 par, due 2/2018)	8.50%	2/8/2013	46,943	47,520	9.1%

Total Senior Secured Loans					602,805	613,893	118.2%

Corporate Bonds
Checkers Drive-In Restaurants, Inc. (4)	Full service chain of restaurants	Bond ($10,000 par, due 12/2017)	11.00%	11/16/2012	10,017	10,400	2.0%

Total Corporate Bonds					10,017	10,400	2.0%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Equity
SRS Parent Corp.	Healthcare software solutions	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,980	0.4%
		Common Shares Class B (2,953,020 shares)		12/28/2012	20	20	—%

Total Equity					2,000	2,000	0.4%

Total					$614,822	$626,293	120.6%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of March 31, 2013, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” – see Note 4. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis Bank (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2012

($ in thousands, except share amounts)

(Unaudited)

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
AFS Technologies, Inc. (3)(4)	Software provider for food and beverage companies	Senior secured loan ($46,884 par, due 8/2015)	7.75%	8/31/2011	45,987	46,532	9.7%
Ecommerce Industries, Inc. (3)(4)	ERP and eCommerce systems software	Senior secured loan ($21,562 par, due 10/2016)	8.00%	10/17/2011	21,286	21,808	4.5%
MSC.Software Corporation (3)(4)	Multidiscipline simulation software	Senior secured loan ($56,266 par, due 11/2017)	7.75%	12/23/2011	55,423	55,984	11.7%
Federal Signal Corporation (3)(4)	Manufacturer of safety, emergency and heavy duty cleaning equipment	Senior secured loan ($41,608 par, due 2/2017)	12.00%	2/22/2012	40,897	43,064	9.0%
Mannington Mills, Inc. (3)(4)	Commercial and residential flooring	Senior secured loan ($50,537 par, due 3/2017)	14.00%	3/5/2012	49,551	53,190	11.1%
Mandalay Baseball Properties, LLC (3)(4)	Sports Entertainment	Senior secured loan ($28,414 par, due 4/2017)	12.00%	4/12/2012	27,684	28,556	6.0%
Infogix, Inc. (3)(4)	Business operations management solutions	Senior secured loan ($30,613 par, due 6/2017)	10.00%	6/1/2012	29,974	30,346	6.3%
Attachmate Corporation (3)(4)	Multidiscipline simulation software	Senior secured loan ($926 par, due 11/2017)	7.25%	6/25/2012	944	894	0.2%
eResearch Technology, Inc. (3)(4)	Pharmaceutical research services	Senior secured loan ($24,937 par, due 5/2018)	8.00%	7/3/2012	24,006	24,626	5.1%
Teletrac, Inc. (3)(4)	Fleet management solutions	Senior secured loan ($17,413 par, due 7/2017)	6.65%	7/23/2012	17,049	17,151	3.6%
Consona Holdings, Inc. (3)(4)	Enterprise application software solutions	Senior secured loan ($29,925 par, due 8/2018)	7.25%	8/13/2012	29,514	29,925	6.2%
Heartland Automotive Holdings, LLC (3)(4)	Preventive automotive maintenance services	Senior secured loan ($38,951 par, due 6/2017)	9.00%	8/28/2012	37,998	38,075	7.9%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Synagro Technologies, Inc. (3)	Recycling and waste management	Senior secured loan ($5,670 par, due 10/2014)	7.00%	9/14/2012	2,814	1,517	0.3%
Synagro Technologies, Inc. (3)	Recycling and waste management	Senior secured loan ($3,134 par, due 10/2014)	2.31%	11/8/2012	2,759	2,813	0.6%
International Equipment Solutions, Inc. (3)(4)	Engineered equipment manufacturing	Senior secured loan ($29,391 par, due 9/2016)	8.50%	9/18/2012	28,732	28,876	6.0%
Mediware Information Systems, Inc. (3)(4)	Healthcare software solutions	Senior secured loan ($50,500 par, due 5/2018)	8.00%	11/9/2012	49,230	49,218	10.3%
SumTotal Systems, LLC (3)	Talent development software	Senior secured loan ($10,000 par, due 11/2018)	6.25%	11/16/2012	9,867	9,925	2.1%
SumTotal Systems, LLC (3)	Talent development software	Senior secured loan ($5,000 par, due 5/2018)	10.25%	11/16/2012	4,950	4,925	1.0%
Rogue Wave Holdings, Inc. (3)(4)	Cross-platform software development tools	Senior secured loan ($40,000 par, due 11/2017)	8.25%	11/21/2012	38,947	39,600	8.3%
Embarcadero Technologies, Inc. (3)(4)	Database management software	Senior secured loan ($59,714 par, due 12/2017)	8.00%	12/28/2012	58,223	58,221	12.1%
SRS Software, LLC (3)(4)	Healthcare software solutions	Senior secured loan ($37,500 par, due 12/2017)	8.75%	12/28/2012	36,439	36,563	7.6%
Sage Automotive Interiors, Inc. (3)(4)	Automotive Interiors	Senior secured loan ($19,878 par, due 12/2016)	9.50%	12/31/2012	19,717	19,679	4.1%

Total Senior Secured Loans					631,991	641,488	133.7%

Senior Secured Revolving Loans
Heartland Automotive Holdings, LLC (3)(4)	Preventive automotive maintenance services	Senior secured revolving loan ($555 par, due 6/2017)	10.00%	8/28/2012	413	431	0.1%

Total Senior Secured Revolving Loans					413	431	0.1%

Corporate Bonds
Checkers Drive-In Restaurants, Inc. (4)	Full service chain of restaurants	Bond ($10,000 par, due 12/2017)	11.00%	11/16/2012	10,017	10,025	2.1%

Total Corporate Bonds					10,017	10,025	2.1%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Equity
SRS Parent Corp.	Healthcare software solutions	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,980	0.4%
		Common Shares Class B (2,953,020 shares)		12/28/2012	20	20	—%

Total Equity					2,000	2,000	0.4%

Total					$644,421	$653,944	136.3%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of December 31, 2012, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” – see Note 4. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis Bank (see Note 6).

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

($ in thousands)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Increase in Net Assets Resulting from Operations
Net investment income	$13,106	$2,617
Net change in unrealized gains on investments	1,948	2,728
Net realized gains on investments	407	441

Increase in Net Assets Resulting from Operations	15,461	5,786

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares sold	31,857	116,535
Reinvestment of dividends	5,224	336
Dividends declared	(13,000)	(3,100)

Increase in Net Assets Resulting from Capital Share Transactions	24,081	113,771

Total Increase in Net Assets	39,542	119,557
Net assets, beginning of period	479,803	173,092

Net Assets, End of Period	$519,345	$292,649

Undistributed Net Investment Income Included in Net Assets at the End of the Period	$(907)	$(2,136)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$15,461	$5,786
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(1,948)	(2,728)
Net realized gains on investments	(407)	(441)
Net amortization of discount on securities	(2,407)	(542)
Amortization of debt issuance costs	502	243
Purchases of investments, net	(76,943)	(188,649)
Proceeds from investments, net	32,670	45,906
Repayments on investments	77,244	4,142
Paid-in-kind interest	(560)	(89)
Changes in operating assets and liabilities:
Interest receivable	(644)	(1,878)
Prepaid expenses and other assets	3,341	122
Management fees payable	68	211
Incentive fees payable	306	1,021
Payable to affiliate	670	(712)
Other liabilities	(3,143)	2,180

Net Cash Provided by (Used in) Operating Activities	44,210	(135,428)

Cash Flows from Financing Activities
Borrowings on revolving credit facilities	225,000	440,000
Payments on revolving credit facilities	(293,181)	(368,000)
Proceeds from issuance of common stock	31,857	116,535
Dividend paid to stockholders	(5,034)	(293)
Other	(11)	—

Net Cash Provided by (Used in) Financing Activities	(41,369)	188,242

Net Increase in Cash and Cash Equivalents	2,841	52,814
Cash and cash equivalents, beginning of period	161,825	143,692

Cash and Cash Equivalents, End of Period	$164,666	$196,506

Supplemental Information:
Interest paid during the period	$1,851	$251
Dividends declared during the period	$13,000	$3,100
Reinvestment of dividends during the period	$5,224	$336

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

($ in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

TPG Specialty Lending, Inc. (collectively with its consolidated subsidiaries, “TSL” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). TSL is managed by TSL Advisers, LLC (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, TPG SL SPV, LLC, a Delaware limited liability company.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included. The results of operations for interim periods are not indicative of results to be expected for the full year. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013.

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

•	The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

•	The Audit Committee reviews the valuations presented and recommends a value for each investment to the Board.

•

The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Adviser, Audit Committee and, where applicable, other third parties.

In connection with debt and equity securities that were valued at fair value in good faith by the Board, the Board has engaged an independent third-party valuation firm to perform certain limited procedures that the Board identified and requested it to perform. As of March 31, 2013, the independent third-party valuation firm performed its procedures on the majority (determined by fair value) of investments that were valued in good faith by the Board which have been outstanding for greater than 45 days. Upon completion of such limited procedures, the third-party valuation firm determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

For the three months ended March 31, 2013 and 2012, the Company incurred expenses of $0.3 million and $0.2 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

The Administration Agreement had an initial term that ended on March 15, 2013. On March 12, 2013, the Board renewed the Administration Agreement which will now remain in effect until March 15, 2014, unless earlier terminated as described below, and may be further extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

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

For the three months ended March 31, 2013 and 2012, Management Fees were $3.0 million and $1.5 million, respectively.

Until such time that the Company has an IPO, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three months ended March 31, 2013 and 2012, Management Fees of $1.5 million and $0.3 million, respectively, were waived.

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears, will equal 100% of the excess of pre-incentive fee net investment income in excess of a 1.5% quarterly hurdle rate until the Adviser has received 15% (17.5% subsequent to an IPO) of total net investment income for that quarter, and 15% (17.5% subsequent to an IPO) of all remaining pre-incentive fee net investment income for that quarter.

(ii)	The second component, payable at the end of each fiscal year in arrears, will, prior to an IPO, equal 15% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, less cumulative realized capital losses, unrealized capital depreciation and net of the aggregate amount of any previously paid capital gain incentive fees for prior periods (the “Capital Gains Fee”). Following an IPO, the Capital Gains Fee will equal a weighted percentage of the Company’s realized capital gains, if any, on a cumulative basis as between the inception of the Company to an IPO and from such IPO to the end of such fiscal year. The weighted percentage is intended to ensure that for each fiscal year following an IPO, the portion of the Company’s realized capital gains that accrued prior to an IPO will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued following an IPO will be subject to an incentive fee rate of 17.5%.

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

For the three months ended March 31, 2013, Incentive Fees were $2.7 million of which $2.4 million were realized and payable to the Adviser. For the three months ended March 31, 2012, Incentive Fees were $1.0 million of which $0.5 million were realized and payable to the Adviser.

Unless earlier terminated, the Advisory Agreement will remain in effect until December 12, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the three months ended March 31, 2013 and 2012, were $0.9 million and $1.0 million, respectively.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in

“controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled investments.

Investments at fair value consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$612,822	$624,293	$11,471
Common equity	2,000	2,000	—

Total Investments	$614,822	$626,293	$11,471

	December 31, 2012
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$642,421	$651,944	$9,523
Common equity	2,000	2,000	—

Total Investments	$644,421	$653,944	$9,523

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value as of March 31, 2013 and December 31, 2012, is as follows:

	March 31, 2013	December 31, 2012
Healthcare software solutions	13.8%	13.4%
Multidiscipline simulation software	9.0%	8.7%
Commercial and residential flooring	8.1%	8.1%
Recycled paperboard producer	7.6%	—
Software provider for food and beverage companies	7.4%	7.1%
Database management software	7.0%	8.9%
Cross-platform software development tools	6.3%	6.1%
Preventive automotive maintenance services	6.0%	5.9%
Business operations management solutions	4.9%	4.6%
Enterprise application software solutions	4.8%	4.6%
Sports entertainment	4.6%	4.4%
Engineered equipment manufacturing	4.6%	4.4%
ERP and eCommerce systems software	3.5%	3.3%
Automotive interiors	3.1%	3.0%
Fleet management solutions	2.8%	2.6%
Talent development software	2.5%	2.3%
Full service chain of restaurants	1.7%	1.5%
Gaming	1.6%	—
Recycling and waste management	0.7%	0.7%
Safety equipment manufacturer	—	6.6%
Pharmaceutical research services	—	3.8%

Total	100.0%	100.0%

The geographic composition of Investments at fair value at March 31, 2013 and December 31, 2012, is as follows:

	March 31, 2013	December 31, 2012
United States
Midwest	14.4%	18.8%
Northeast	21.8%	17.8%
South	26.8%	25.7%
West	37.0%	37.7%

Total	100.0%	100.0%

5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements for Investments at fair value as of March 31, 2013 and December 31, 2012:

	Fair Value Hierarchy at March 31, 2013
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$71,325	$552,968	$624,293
Common equity	—	—	2,000	2,000

Total Investments at Fair Value	$—	$71,325	$554,968	$626,293

	Fair Value Hierarchy at December 31, 2012
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$84,650	$567,294	$651,944
Common equity	—	—	2,000	2,000

Total Investments at Fair Value	$—	$84,650	$569,294	$653,944

The following tables present changes in Investments at fair value that use Level 3 inputs as of and for the three months ended March 31, 2013 and 2012:

	As of and for the Three Months Ended March 31, 2013
	Debt Investments	Common Equity	Total
Balance, beginning of year	$567,294	$2,000	$569,294
Purchases	64,540	—	64,540
Proceeds from investments	(30,615)	—	(30,615)
Repayments / redemptions	(52,175)	—	(52,174)
Paid-in-kind interest	560	—	559
Net change in unrealized gains	1,578	—	1,578
Net realized gains	332	—	332
Net amortization of discount on securities	1,454	—	1,454

Balance, End of Year	$552,968	$2,000	$554,968

	As of and for the Three Months Ended March 31, 2012
	Debt Investments	Preferred Equity/Mezzanine Investments	Total
Balance, beginning of period	$174,348	$10,000	$184,348
Purchases, net	188,653	(4)	188,649
Proceeds from investments, net	(45,906)	—	(45,906)
Repayments	(4,142)	—	(4,142)
Paid-in-kind interest	89	—	89
Net change in unrealized gains	1,401	(496)	905
Realized gains	441	—	441
Net amortization of discount on securities	240	—	240
Transfers out of Level 3	(14,170)	—	(14,170)

Balance, End of Period	$300,954	$9,500	$310,454

Rare Restaurant Group, LLC transferred out of Level 3 during the three months ended March 31, 2012, as a result of changes in the observability of inputs into its valuation.

The following table presents information with respect to net change in unrealized appreciation or depreciation on Investments at fair value for which Level 3 inputs were used in determining fair value that are still held by the Company as of March 31, 2013 and 2012:

	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended March 31, 2013 on Investments Held at March 31, 2013	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended March 31, 2012 on Investments Held at March 31, 2012
Debt investments	$3,746	$1,401
Preferred equity/mezzanine investments	—	(496)

Total	$3,746	$905

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Fair Value (1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
Debt investments	$505,448	Income Approach	Market Yield	6.00% — 10.99% (9.61%)	Decrease
Common equity	$2,000	Market Approach	EBITDA Multiple	10x	Increase

(1)	Excludes $47.5 million of debt investments which, due to the proximity of transactions relative to the measurement date, were valued by using the value implied from such transactions.

	December 31, 2012
	Fair Value (1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
Debt investments	$452,831	Income Approach	Market Yield	7.00% — 11.29% (9.84%)	Decrease
Common equity	$2,000	Market Approach (2)

(1)	Excludes $114.5 million of debt investments which, due to the proximity of the transactions relative to the measurement date, were valued by using the value implied from such transactions.
(2)	Due to the proximity of the transaction relative to the measurement date, the value implied from the transaction is representative of the fair value for the investments as of December 31, 2012.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2013 and December 31, 2012, approximates its carrying value as the outstanding balances are callable at carrying value.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s financial assets and liabilities as of March 31, 2013 and December 31, 2012, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and borrowings, are classified as Level 2.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2013 and December 31, 2012, the Company’s asset coverage was 297.0% and 244.6%, respectively.

Debt obligations consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$150,000	$100,000
Revolving Credit Facility (Natixis)	100,000	49,655	16,910
Revolving Credit Facility (SunTrust)	200,000	64,000	136,000

Total Debt Obligations	$550,000	$263,655	$252,910

	December 31, 2012
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$165,000	$85,000
Revolving Credit Facility (Natixis)	100,000	66,836	4,808
Revolving Credit Facility (SunTrust)	200,000	100,000	100,000

Total Debt Obligations	$550,000	$331,836	$189,808

(1)	The amount available considers any limitations related to the respective debt facilities’ borrowing bases.

Average debt outstanding during the three months ended March 31, 2013 and 2012, was $188.0 million and $67.9 million, respectively. The weighted average interest rate for outstanding borrowings during the three months ended March 31, 2013 and 2012 was 2.8% and 2.6%, respectively.

For the three months ended March 31, 2013 and 2012, the components of interest expense were as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Stated interest expense	$1,335	$499
Commitment fees	413	172
Amortization of debt issuance cost	502	243

Total Interest Expense	$2,250	$914

As of March 31, 2013 and December 31, 2012, the Company was in compliance with the terms of its debt arrangements.

Subsequent to March 31, 2013, the Company repaid a portion of its debt and borrowed additional amounts to fund investments. As of May 8, 2013, there was $214.2 million outstanding.

7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2013 and December 31, 2012, the Company had the following commitments to fund investments:

	March 31, 2013	December 31, 2012
Senior secured revolving loan commitments	$18,056	$17,500
Senior secured term loan commitments	14,500	14,500

Total Portfolio Company Commitments	$32,556	$32,000

Other Commitments and Contingencies

As of March 31, 2013 and December 31, 2012, the Company had $1.5 billion and $1.4 billion, respectively, in total capital commitments from investors ($1.0 billion and $1.0 billion unfunded, respectively), of which $117.1 million and $114.1 million, respectively, is from the Adviser and its affiliates ($78.7 million and $76.6 million unfunded, respectively).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2013, management is not aware of any pending or threatened litigation.

8. Net Assets

The following tables summarize the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Shares Issued	Proceeds Received
February 20, 2013	31,184	$31,857

Total Capital Drawdowns	31,184	$31,857

	Three Months Ended March 31, 2012
	Shares Issued	Proceeds Received
February 15, 2012	6,525	$6,429
February 22, 2012	35,521	35,000
March 29, 2012	76,137	75,000

Total Capital Drawdowns	118,183	$116,429

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to investors who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
Date Dividend Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2012	December 31, 2012	March 12, 2013	5,159

Total Shares Issued			5,159

	Three Months Ended March 31, 2012
Date Dividend Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2011	December 31, 2011	March 20, 2012	343

Total Shares Issued			343

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

9. Dividends

The following tables summarize the dividends declared during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
Date Declared	Record Date	Payment Date	Dividend per Share
March 12, 2013	March 31, 2013	May 6, 2013	$25.49

Total			$25.49

	Three Months Ended March 31, 2012
Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2012	March 31, 2012	May 7, 2012	$10.51

Total			$10.51

The dividends declared during the three months ended March 31, 2013 and 2012, were derived from net investment income, determined on a tax basis.

10. Income Taxes

The following table reconciles Increase in Net Assets Resulting from Operations for the three months ended March 31, 2013 and 2012, to undistributed taxable income as of March 31, 2013 and 2012, respectively:

	As of and for the Taxable Year Ended March 31, 2013 (Estimated) (1)	As of and for the Taxable Year Ended March 31, 2012
Increase in net assets resulting from operations	$49,271	$8,154
Adjustments:
Change in unrealized gain on investments	(6,431)	(5,040)
Other income for tax purposes, not book	365	172
Amortization of deferred organization costs	(100)	(100)
Other expenses not currently deductible	1,195	822
Other income for book purposes, not tax	(458)	(595)
Dividends declared and/or paid, tax basis (2)	(40,007)	(629)

Undistributed Taxable Income	$3,835	$2,784

(1)	Taxable income is an estimate and will not be fully determined until the Company’s March 31, 2013 tax return is filed (expected to occur on or before December 17, 2013).

(2)	For the taxable year ended March 31, 2013, $29,348 of the dividends paid from net investment income, determined on a tax basis, constitutes interest-related dividends for U.S. federal nonresident withholding tax purposes, $3,325 of the dividends paid from net realized gains, determined on a tax basis, constitutes short-term capital gain dividends for U.S. federal nonresident withholding tax purposes, and $1,776 of the dividends paid from net realized gains, determined on a tax basis constitutes capital gain dividends for U.S. federal nonresident withholding tax purposes. For the taxable year ended March 31, 2012, $2,095 of the dividends paid from net investment income, determined on a tax basis, constitutes interest-related dividends for U.S. federal nonresident withholding tax purposes and $441 constitutes short-term capital gain dividends for U.S. federal nonresident withholding tax purposes.

Taxable income generally differs from Increase in Net Assets Resulting from Operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

In general, the Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities and nondeductible federal taxes or expenses, among other items. To the extent these differences are permanent, they are charged or credited to Additional Paid-in Capital or Accumulated Net Investment Income, as appropriate, in the period that the differences arise. These adjustments have no effect on the Company’s net assets or results of operations.

During the taxable year ended March 31, 2013, permanent differences of $46 were principally attributable to accrued U.S. federal excise taxes. During the fiscal quarter and taxable year ended March 31, 2012, permanent differences were attributable to the distribution of $441 of ordinary dividends derived from the Company’s taxable year ended March 31, 2012, net short-term capital gains, as well as $54 of nondeductible net operating losses incurred by the Company in respect of the Company’s taxable year ended March 31, 2011, which were recorded as adjustments to the Company’s additional paid-in capital, accumulated net investment income, and net realized gain at December 31, 2012.

We neither have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our primary tax jurisdiction is federal. Our inception-to-date taxable years remain subject to examination by the Internal Revenue Service as well as the respective state and local tax authorities.

The tax basis of the Company’s investments as of March 31, 2013 and December 31, 2012, approximates their amortized cost.

11. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a share of Common Stock outstanding during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Per Share Data
Net asset value, beginning of period	$1,012.93	$980.51
Net investment income (1)	26.84	13.24
Net realized and unrealized gains (1)	4.00	8.59

Total from investment operations	30.84	21.83
Dividends declared	(25.49)	(10.51)

Total increase in net assets	5.35	11.32

Net Asset Value, End of Period	$1,018.28	$991.83

Shares Outstanding, End of Period	510,021	295,059

Total Return (3) (4)	3 .0%	2.2%

Ratios / Supplemental Data
Ratio of net expenses to average net assets (4)	1.5%	2.0%
Ratio of net investment income (loss) to average net assets (4)	2.6%	1.1%
Net assets, end of period	$519,345	$292,649
Weighted-average shares outstanding	488,338	197,610

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Total committed capital, end of period (5)	$1,500,000	$1,256,251
Ratio of total contributed capital to total committed capital, end of period	32.8%	23.0%
Year of formation	2010	2010

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(4)	Not annualized.
(5)	Amount includes $117.1 million and $96.2 million of commitments from the Adviser and its affiliates as of March 31, 2013 and 2012, respectively.

12. Subsequent Events

On May 8, 2013, the Company executed an amendment to the Revolving Credit Facility (DBTCA) to permit entering into swap transactions that have a termination date that is earlier than the stated maturity date of the facility and to make other amendments regarding such swap transactions.

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

OVERVIEW

We were incorporated under the laws of the State of Delaware on July 21, 2010. We elected to be treated as a business development company under the 1940 Act, and have elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As such, we are required to comply with various statutory and regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

PORTFOLIO INVESTMENT ACTIVITY

Our investment activity for the three months ended March 31, 2013 and 2012, is presented below (information presented herein is at amortized cost unless otherwise indicated):

($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Principal amount of investments funded (1):
Senior term debt	$74.8	$188.6
Senior secured revolving loan	2.1	—

Total	$76.9	$188.6

New investment commitments (2):
New portfolio companies	$—	$7.0
Average Total Investment in New Portfolio Companies (3):	$37.4	$47.2

(1)	Amount of investments originally funded includes amounts originally funded on term loans and revolving credit facilities, but not amounts subsequently repaid by borrowers in the period.
(2)	New investment commitments include new agreements to fund revolving credit facilities and term loans not funded at closing.
(3)	“Average Total Investment in New Portfolio Companies” is computed as the average of all debt and equity investments made during the period, including investment commitments not yet funded.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013		December 31, 2012
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Senior term debt	10.2%	10.4%	10.6%	10.7%
Corporate bonds	10.6%	11.0%	11.0%	11.0%
Debt and income producing securities	10.2%	10.4%	10.6%	10.7%

RESULTS OF OPERATIONS

The primary driver of change between the results of our operations for the three months ended March 31, 2013 and 2012, related to our investing and other related business activities as we continued to establish our business and deploy our available capital.

Investment Income

We generate revenues in the form of interest income from the debt securities we hold and dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. In addition, we generate revenue in various forms, including commitment and loan origination fees. Certain of these fees are capitalized and amortized as additional interest income over the life of the related investment.

Investment income for the three months ended March 31, 2013 was $20.8 million, which consisted of $20.6 million in interest income and $0.2 million in other income from non-controlled, non-affiliated investments.

Investment income for the three months ended March 31, 2012 was $7.0 million, which consisted of $6.9 million in interest income and $0.1 million in other income. Investment income from non-controlled, non-affiliated investments was $6.1 million while investment income from non-controlled, affiliated investments was $0.9 million.

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

Net expenses for the three months ended March 31, 2013 were $7.7 million which consisted of $2.3 million of interest expense, $1.5 million in Management Fees (net of waivers), $2.7 million in Incentive Fees, $0.6 million in professional fees, $0.1 million in directors’ fees, and $0.5 million in other general and administrative expenses.

Net expenses for the three months ended March 31, 2012 were $4.3 million which consisted of $0.9 million of interest expense, $1.1 million in Management Fees (net of waivers), $1.0 million in Incentive Fees, $0.8 million in professional fees, $0.1 million in directors’ fees, and $0.4 million in other general and administrative expenses.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income. For the three months ended March 31, 2013, a net expense of $4 was recorded for U.S. federal excise tax. For the three months ended March 31, 2012, we did not incur any U.S. federal excise tax.

Net Change in Unrealized Gains/Losses

We value our investments quarterly and any changes in fair value are recorded as unrealized gains or losses.

During the three months ended March 31, 2013 and 2012, the net change in unrealized gains on our investment portfolio was comprised of the following:

($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Change in unrealized gains	$4.7	$3.1
Change in unrealized losses	(2.8)	(0.4)

Net Change in Unrealized Gains (Losses)	$1.9	$2.7

The changes in unrealized gains (losses) for the three months ended March 31 2013 and 2012, consisted of the following:

($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2013
AFS Technologies, Inc.	$0.1	$(0.2)
Attachmate Corporation	—	—
Center Cut Hospitality, Inc.	—	0.1
Centaur, LLC.	0.2	—
Checkers Drive-In Restaurants, Inc.	0.4	—
Consona Holdings, Inc.	0.1	—
Ecommerce Industries, Inc.	0.2	0.1
Embarcadero Technologies, Inc.	0.7	—
eResearch Technology, Inc.	(0.6)	—
Federal Signal Corporation	(2.2)	(0.1)
Heartland Automotive, LLC	0.3	—
Infogix, Inc.	0.2	—
International Equipment Solutions, Inc.	0.1	—
Mandalay Baseball Properties, LLC	0.2	—
Mannington Mills, Inc.	0.3	0.5
Mediware Information Systems, Inc.	0.4	—
MSC.Software Corporation	0.2	0.3
The Newark Group, Inc.	0.6	—
Rare Restaurant Group, LLC.	—	1.8
Rogue Wave Holdings, Inc.	0.1	(0.1)
Sage Automotive Interiors, Inc.	—	—
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP)	—	0.3
SRS Software, LLC.	0.2	—
SumTotal Systems, LLC.	0.2	—
Synagro Technologies, Inc.	0.1	—
Teletrac, Inc.	0.1	—

Net Change in Unrealized Gains (Losses)	$1.9	$2.7

Net Realized Gains/Losses

During the three months ended March 31, 2013, we sold and received proceeds of $32.7 million in connection with our investments in Centaur, LLC, Embarcadero Technologies, Inc., and The Newark Group, Inc. which resulted in $0.4 million of realized gains. During the three months ended March 31, 2012, we sold and received proceeds of $45.9 million in connection with our investment in Mannington Mills, Inc. which resulted in $0.4 million of realized gains.

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three months ended March 31, 2013 and 2012.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $164.7 million in cash and cash equivalents on hand, an increase of $2.8 million from December 31, 2012. The increase was primarily attributable to proceeds from operations and proceeds from investor drawdown notices received during the quarter. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Adviser); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our shares.

We expect to generate additional cash from (1) operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from banks or other lenders.

Cash and cash equivalents on hand as of March 31, 2013, combined with our uncalled capital commitments of $1.0 billion, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the three months ended March 31, 2013, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including our Adviser, providing for the private placement of our Common Stock. The subscriptions agreements brought our total capital commitments to $1.5 billion ($117.1 million from the Adviser and its affiliates), the maximum agreed to with our investors. Offering costs associated with the private placements were absorbed by the Adviser. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of 10 business days’ prior notice.

As of March 31, 2013 and December 31, 2012, we had $1.5 billion and $1.4 billion, respectively, in total capital commitments from investors ($1.0 billion and $1.0 billion unfunded, respectively), of which $117.1 million and $114.1 million, respectively, is from the Adviser and its affiliates ($78.7 million and $76.6 million unfunded, respectively).

During the three months ended March 31, 2013 and 2012, we delivered drawdown notices to our investors relating to the issuance of 31,184 and 118,183 shares of our Common Stock, respectively, for aggregate offering proceeds of $31.9 million and $116.5 million, respectively. See Note 8 to our consolidated financial statements for the dates and amounts of our drawdowns. Proceeds from the issuances were used in our investing activities and for other general corporate purposes.

In addition to the drawdowns noted above, during the three months ended March 31, 2013 and 2012, we issued 5,159 and 343 shares of our Common Stock, respectively, to investors who have not opted out of our dividend reinvestment plan. The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such investor by the net asset value per share of our Common Stock as of December 31, 2012 and 2011, respectively, (the declaration dates of the dividends). The Common Stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

Debt

Debt obligations consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250.0	$150.0	$100.0
Revolving Credit Facility (Natixis)	100.0	49.7	16.9
Revolving Credit Facility (SunTrust)	200.0	64.0	136.0

Total Debt Obligations	$550.0	$263.7	$252.9

	December 31, 2012
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250.0	$165.0	$85.0
Revolving Credit Facility (Natixis)	100.0	66.8	4.8
Revolving Credit Facility (SunTrust)	200.0	100.0	100.0

Total Debt Obligations	$550.0	$331.8	$189.8

As of March 31, 2013 and December 31, 2012, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

OFF BALANCE SHEET ARRANGEMENTS

Information on our capital commitments from investors and commitments to fund investments is contained in Note 7 to our consolidated financial statements.

CONTRACTUAL OBLIGATIONS

A summary of our contractual payment obligations as of March 31, 2013 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (DBTCA)	$150.0	$150.0	$—	$—	$—
Revolving Credit Facility (Natixis)	49.7	—	—	—	49.7
Revolving Credit Facility (SunTrust)	64.0	—	64.0	—	—

Total Contractual Obligations	$263.7	$150.0	$64.0	$—	$49.7

In addition to the contractual payment obligations in the tables above, we also have commitments to fund investments. See Note 7 to our consolidated financial statements.

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

RECENT DEVELOPMENTS

On May 8, 2013, the Company executed an amendment to the Revolving Credit Facility (DBTCA) to permit entering into swap transactions that have a termination date that is earlier than the stated maturity date of the facility and to make other amendments regarding such swap transactions.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March  15, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk. We currently do not hedge our exposure to these risks.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 to our consolidated financial statements, for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of March 31, 2013, the majority of the investments at fair value in our portfolio were at variable rates. Our credit facilities also bear interest at floating rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our balance sheet as of March 31, 2013, the following table shows the impact on net income for the three months ended March 31, 2013, of base rate changes in interest rates (considering interest rate floors and ceilings for variable rate instruments) assuming no changes in our investment and borrowing structure:

($ in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$5.2	$1.4	$3.8
Up 200 basis points	3.5	0.9	2.6
Up 100 basis points	1.7	0.5	1.2
Down 100 basis points	(0.1)	(0.2)	0.1
Down 200 basis points	(0.2)	(0.2)	—
Down 300 basis points	—	(0.2)	(0.2)

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

Effective January 1, 2013, the Adviser has engaged a third-party service provider to whom it outsourced certain day-to-day finance and accounting activities. The Company continues to maintain senior finance personnel who have responsibility for managing the relationship with the third-party provider and review of its work product. The outsourcing of these activities resulted in certain changes to the Company’s processes and internal controls over financial reporting; however, ultimate responsibility of internal controls over financial reporting remains with the Company.

Other than the item disclosed above, there have been no other changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by our Adviser and its affiliates for each month in the three month period ended March 31, 2013:

($ in thousands, except per share amounts)	Average Price Paid	Total Number of	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	per Share	Shares Purchased	Programs	Programs
January 2013	$—	—	—	$—
February 2013	1,022.41	973	973	78,657
March 2013	—	—	—	—

Total	$1,022.41	973	973	$78,657

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 8, 2013, we executed a Second Amendment to the Amended and Restated Revolving Credit Agreement by and among us, Deutsche Bank Trust Company Americas, as a Lender, as a Letter of Credit Issuer, as Administrative Agent for Lenders and Letter of Credit Issuer, and each of the other lending institutions that becomes Lender under the Credit Agreement (the “Second Amendment”). The Second Amendment amends the Revolving Credit Facility (DBTCA) to permit entering into swap transactions that have a termination date that is earlier than the stated maturity date of the facility and to make other amendments regarding such swap transactions.

Item 6. Exhibits.

(a) Exhibits.

10.1	Second Amendment to Amended and Restated Revolving Credit Agreement, dated May 7, 2013, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: May 10, 2013	By:	/s/ Michael Fishman
Michael Fishman
Chief Executive Officer

Date: May 10, 2013	By:	/s/ John E. Viola
John E. Viola
Chief Financial Officer