Form 10-Q
period 2013-06-30
TPG Specialty Lending, Inc.
filed 2013-08-09
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at August 8, 2013 was 523,617.

TPG SPECIALTY LENDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

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

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $775,038 and $644,421, respectively)	$786,984	$653,944
Cash and cash equivalents	111,473	161,825
Interest receivable	4,504	2,354
Receivable for investments sold	—	1,976
Receivable on foreign currency forward contracts	719	—
Prepaid expenses and other assets	27,457	13,050

Total Assets	$931,137	$833,149

Liabilities
Revolving credit facilities	$378,973	$331,836
Management fees payable to affiliate	1,549	1,464
Incentive fees payable to affiliate	4,501	4,053
Dividends payable	13,675	10,260
Payable for investments purchased	—	2,759
Payables to affiliate	3,188	480
Other liabilities	2,704	2,494

Total Liabilities	404,590	353,346

Commitments and contingencies (Note 8)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 517,570 and 474,677 shares issued, respectively; and 516,571 and 473,678 shares outstanding, respectively	5	5
Additional paid-in capital	513,456	469,709
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	(1,765)	(1,016)
Net unrealized gains	12,665	9,523
Undistributed net realized gains	2,187	1,583

Total Net Assets	526,547	479,803

Total Liabilities and Net Assets	$931,137	$833,149

Net Asset Value Per Share	$1,019.31	$1,012.93

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

($ in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$19,861	$10,279	$40,484	$16,292
Other income	1,078	138	1,256	187
Interest from cash and cash equivalents	1	3	2	10

Total investment income from non-controlled, non-affiliated investments	20,940	10,420	41,742	16,489
Investment income from non-controlled, affiliated investments:
Interest from investments	—	891	—	1,792
Other income	—	3	—	7

Total investment income from non-controlled, affiliated investments	—	894	—	1,799

Total Investment Income	20,940	11,314	41,742	18,288

Expenses
Interest	2,429	1,162	4,679	2,076
Management fees	3,249	2,139	6,265	3,604
Incentive fees	2,518	1,371	5,247	2,392
Professional fees	935	519	1,517	1,356
Directors’ fees	71	74	142	145
Other general and administrative	621	345	1,150	715

Total expenses	9,823	5,610	19,000	10,288

Management fees waived (Note 3)	(1,700)	(899)	(3,185)	(1,220)

Net Expenses	8,123	4,711	15,815	9,068

Net Investment Income Before Income Taxes	12,817	6,603	25,927	9,220
Income taxes, including excise taxes	—	—	4	—

Net Investment Income	12,817	6,603	25,923	9,220

Unrealized and Realized Gain (Loss)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	475	(741)	2,423	2,190
Non-controlled, affiliated investments	—	(819)	—	(1,022)
Foreign currency forward contracts	719	—	719	—

Total net change in unrealized gains (losses)	1,194	(1,560)	3,142	1,168

Realized gains:
Non-controlled, non-affiliated investments	136	2,725	542	3,166
Foreign currency forward contracts	61	—	61	—

Total realized gains	197	2,725	603	3,166

Total Unrealized and Realized Gains	1,391	1,165	3,745	4,334

Increase in Net Assets Resulting from Operations	$14,208	$7,768	$29,668	$13,554

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2013

(Amounts in thousands)

(Unaudited)

Company (1)	Industry	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
AFS Technologies, Inc. (3)(4)	Beverage, food and tobacco	Senior secured loan ($45,639 par, due 8/2015)	7.76%		8/31/2011	44,913	45,525	8.6%
Ecommerce Industries, Inc. (3)(4)	Electronics	Senior secured loan ($20,498 par, due 10/2016)	8.00%		10/17/2011	20,264	20,703	3.9%
MSC.Software Corporation (3)(4)	Aerospace and defense	Senior secured loan ($54,859 par, due 11/2017)	7.78%		12/23/2011	54,126	54,859	10.4%
Mandalay Baseball Properties, LLC (3)(4)	Hotel, gaming, and leisure	Senior secured loan ($34,089 par, due 3/2017)	12.00 (incl. 4.00 PIK	% % )	4/12/2012	33,432	35,111	6.7%
Infogix, Inc. (3)(4)	Insurance	Senior secured loan ($30,225 par, due 6/2017)	10.00%		6/1/2012	29,654	30,301	5.8%
Attachmate Corporation (3)(4)	Insurance	Senior secured loan ($890 par, due 11/2017)	7.27%		6/25/2012	905	889	0.2%
Teletrac, Inc. (3)(4)	Transportation	Senior secured loan ($17,325 par, due 7/2017)	6.65%		7/23/2012	16,996	17,672	3.4%
Consona Holdings, Inc. (3)(4)	Business services	Senior secured loan ($29,775 par, due 8/2018)	7.25%		8/13/2012	29,396	29,552	5.6%
Heartland Automotive Holdings, LLC (3)(4)	Automotive	Senior secured loan ($37,965 par, due 6/2017)	9.00%		8/28/2012	36,994	37,530	7.1%
Synagro Technologies, Inc. (3)	Environmental industries	Senior secured loan ($3,109 par, due 10/2014)	2.20%		11/8/2012	2,739	3,014	0.6%
International Equipment Solutions, Inc. (3)(4)	Capital equipment	Senior secured loan ($27,349 par, due 9/2016)	8.50%		9/18/2012	26,805	27,075	5.1%
Mediware Information Systems, Inc. (3)(4)	Healthcare and pharmaceuticals	Senior secured loan ($55,036 par, due 5/2018)	8.00%		11/9/2012	53,891	54,332	10.4%
SumTotal Systems, LLC (3)	Human resource support services	Senior secured loan ($7,955 par, due 11/2018)	6.25%		11/16/2012	7,855	7,975	1.5%
Rogue Wave Holdings, Inc. (3)(4)	Financial services	Senior secured loan ($39,000 par, due 11/2017)	8.26%		11/21/2012	38,064	38,805	7.4%
Embarcadero Technologies, Inc. (3)(4)	Financial services	Senior secured loan ($43,596 par, due 12/2017)	8.02%		12/28/2012	42,611	43,378	8.2%
SRS Software, LLC (3)(4)	Healthcare and pharmaceuticals	Senior secured loan ($36,563 par, due 12/2017)	8.75%		12/28/2012	35,732	35,740	6.8%
Sage Automotive Interiors, Inc. (3)(4)	Automotive	Senior secured loan ($19,633 par, due 12/2016)	9.50%		12/31/2012	19,472	19,682	3.7%
The Newark Group, Inc. (3)(4)	Containers and packaging	Senior secured loan ($47,520 par, due 2/2018)	8.50%		2/8/2013	47,126	47,282	9.0%
Actian Corporation (3)(4)	Business services	Senior secured loan ($72,600 par, due 4/2018)	8.50%		4/11/2013	70,170	69,878	13.3%
Pai Group, Inc. (3)(4)	Human resource support services	Senior secured loan ($34,913 par, due 5/2018)	10.50%		5/8/2013	34,083	33,915	6.4%

Company (1)	Industry	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Intelident Solutions, Inc. (3)	Healthcare and pharmaceuticals	Senior secured loan ($21,546 par, due 8/2016)	8.00 (incl.2.00 PIK	% % )	6/4/2013	21,546	21,492	4.1%
Jeeves Information Systems AB (3)(5)	Manufacturing	Senior secured loan (SEK 178,054 par, due 6/2018)	9.25%		6/5/2013	26,506	25,721	4.9%

Total Senior Secured Loans						693,280	700,431	133.1%

Junior Secured Loans
Centaur, LLC (3)	Hotel, gaming, and leisure	Junior secured loan ($10,000 par, due 2/2020)	8.00%		6/4/2013	9,916	10,088	1.9%
Mannington Mills, Inc. (3)(4)	Construction and building	Junior secured loan ($47,542 par, due 3/2017)	14.00 (incl.2.00 PIK	% % )	3/5/2012	46,537	52,058	9.9%
Synagro Technologies, Inc. (3)	Environmental industries	Junior secured loan ($5,670 par, due 10/2014)	5.06%		9/14/2012	2,741	2,268	0.4%
SumTotal Systems, LLC (3)	Human resource support services	Junior secured loan ($10,000 par, due 5/2018)	10.25%		11/16/2012	9,954	9,950	1.9%

Total Junior Secured Loans						69,148	74,364	14.1%

Senior Secured Revolving Loans
SRS Software, LLC (3)	Healthcare and pharmaceuticals	Senior secured revolving loan ($2,000 par, due 12/2017)	8.75%		12/28/2012	1,887	1,887	0.4%
Intelident Solutions, Inc. (3)	Healthcare and pharmaceuticals	Senior secured revolving loan ($1,712 par, due 8/2016)	8.00%		6/4/2013	1,712	1,708	0.3%

Total Senior Secured Revolving Loans						3,599	3,595	0.7%

Corporate Bonds
Checkers Drive-In Restaurants, Inc. (4)	Beverage, food and tobacco	Bond ($7,000 par, due 12/2017)	11.00%		11/16/2012	7,011	7,350	1.4%

Total Corporate Bonds						7,011	7,350	1.4%

Equity
SRS Parent Corp.	Healthcare and pharmaceuticals	Common Shares Class A (1,980 shares)			12/28/2012	1,980	1,232	0.2%
		Common Shares Class B (2,953,020 shares)			12/28/2012	20	12	—%

Total Equity						2,000	1,244	0.2%

Total						$775,038	$786,984	149.5%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of June 30, 2013, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” – see Note 4. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis Bank (see Note 7).
(5)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2012

($ in thousands, except share amounts)

(Unaudited)

Company (1)	Industry	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
AFS Technologies, Inc. (3)(4)	Beverage, food and tobacco	Senior secured loan ($46,884 par, due 8/2015)	7.75%		8/31/2011	45,987	46,532	9.7%
Ecommerce Industries, Inc. (3)(4)	Electronics	Senior secured loan ($21,562 par, due 10/2016)	8.00%		10/17/2011	21,286	21,808	4.5%
MSC.Software Corporation (3)(4)	Aerospace and defense	Senior secured loan ($56,266 par, due 11/2017)	7.75%		12/23/2011	55,423	55,984	11.7%
Federal Signal Corporation (3)(4)	Capital equipment	Senior secured loan ($41,608 par, due 2/2017)	12.00%		2/22/2012	40,897	43,064	9.0%
Mandalay Baseball Properties, LLC (3)(4)	Hotel, gaming and leisure	Senior secured loan ($28,414 par, due 3/2017)	12.00 (incl.4.00 PIK	% % )	4/12/2012	27,684	28,556	6.0%
Infogix, Inc. (3)(4)	Insurance	Senior secured loan ($30,613 par, due 6/2017)	10.00%		6/1/2012	29,974	30,346	6.3%
Attachmate Corporation (3)(4)	Insurance	Senior secured loan ($926 par, due 11/2017)	7.25%		6/25/2012	944	894	0.2%
eResearch Technology, Inc. (3)(4)	Healthcare and pharmaceuticals	Senior secured loan ($24,937 par, due 5/2018)	8.00%		7/3/2012	24,006	24,626	5.1%
Teletrac, Inc. (3)(4)	Transportation	Senior secured loan ($17,413 par, due 7/2017)	6.65%		7/23/2012	17,049	17,151	3.6%
Consona Holdings, Inc. (3)(4)	Business services	Senior secured loan ($29,925 par, due 8/2018)	7.25%		8/13/2012	29,514	29,925	6.2%
Heartland Automotive Holdings, LLC (3)(4)	Automotive	Senior secured loan ($38,951 par, due 6/2017)	9.00%		8/28/2012	37,998	38,075	7.9%
Synagro Technologies, Inc. (3)	Environmental industries	Senior secured loan ($3,134 par, due 10/2014)	2.31%		11/8/2012	2,759	2,813	0.6%

Company (1)	Industry	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
International Equipment Solutions, Inc. (3)(4)	Capital equipment	Senior secured loan ($29,391 par, due 9/2016)	8.50%		9/18/2012	28,732	28,876	6.0%
Mediware Information Systems, Inc. (3)(4)	Healthcare and pharmaceuticals	Senior secured loan ($50,500 par, due 5/2018)	8.00%		11/9/2012	49,230	49,218	10.3%
SumTotal Systems, LLC (3)	Human resource support services	Senior secured loan ($10,000 par, due 11/2018)	6.25%		11/16/2012	9,867	9,925	2.1%
Rogue Wave Holdings, Inc. (3)(4)	Financial services	Senior secured loan ($40,000 par, due 11/2017)	8.25%		11/21/2012	38,947	39,600	8.3%
Embarcadero Technologies, Inc. (3)(4)	Financial services	Senior secured loan ($59,714 par, due 12/2017)	8.00%		12/28/2012	58,223	58,221	12.1%
SRS Software, LLC (3)(4)	Healthcare and pharmaceuticals	Senior secured loan ($37,500 par, due 12/2017)	8.75%		12/28/2012	36,439	36,563	7.6%
Sage Automotive Interiors, Inc. (3)(4)	Automotive	Senior secured loan ($19,878 par, due 12/2016)	9.50%		12/31/2012	19,717	19,679	4.1%

Total Senior Secured Loans						574,676	581,856	121.3%

Junior Secured Loans
Mannington Mills, Inc. (3)(4)	Construction and building	Junior secured loan ($50,537 par, due 3/2017)	14.00 (incl.2.00 PIK	% % )	3/5/2012	49,551	53,190	11.1%
SumTotal Systems, LLC (3)	Financial services	Junior secured loan ($5,000 par, due 5/2018)	10.25%		11/16/2012	4,950	4,925	1.0%
Synagro Technologies, Inc. (3)	Environmental industries	Junior secured loan ($5,670 par, due 10/2014)	7.00%		9/14/2012	2,814	1,517	0.3%

Total Junior Secured Loans						57,315	59,632	12.4%

Senior Secured Revolving Loans
Heartland Automotive Holdings, LLC (3)(4)	Automotive	Senior secured revolving loan ($555 par, due 6/2017)	10.00%		8/28/2012	413	431	0.1%

Total Senior Secured Revolving Loans						413	431	0.1%

Corporate Bonds
Checkers Drive-In Restaurants, Inc. (4)	Beverage, food and tobacco	Bond ($10,000 par, due 12/2017)	11.00%		11/16/2012	10,017	10,025	2.1%

Total Corporate Bonds						10,017	10,025	2.1%

Equity
SRS Parent Corp.	Healthcare and pharmaceuticals	Common Shares Class A (1,980 shares)			12/28/2012	1,980	1,980	0.4%
		Common Shares Class B (2,953,020 shares)			12/28/2012	20	20	—%

Total Equity						2,000	2,000	0.4%

Total						$644,421	$653,944	136.3%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of December 31, 2012, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” – see Note 4. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis Bank (see Note 7).

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

($ in thousands)

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Increase in Net Assets Resulting from Operations
Net investment income	$25,923	$9,220
Net change in unrealized gains	3,142	1,168
Net realized gains	603	3,166

Increase in Net Assets Resulting from Operations	29,668	13,554

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares sold	31,857	164,994
Reinvestment of dividends	11,894	1,782
Dividends declared	(26,675)	(10,510)

Increase in Net Assets Resulting from Capital Share Transactions	17,076	156,266

Total Increase in Net Assets	46,744	169,820
Net assets, beginning of period	479,803	173,092

Net Assets, End of Period	$526,547	$342,912

Undistributed Net Investment Income Included in Net Assets at the End of the Period	$(1,765)	$(2,137)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$29,668	$13,554
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains	(3,142)	(1,168)
Net realized gains	(603)	(3,166)
Realized gains on foreign currency forward contracts	61	—
Net amortization of discount on securities	(3,552)	(1,083)
Amortization of debt issuance costs	1,004	538
Purchases of investments, net	(260,454)	(304,948)
Proceeds from investments, net	37,997	78,218
Repayments on investments	97,185	7,404
Paid-in-kind interest	(1,252)	(581)
Changes in operating assets and liabilities:
Interest receivable	(2,150)	(1,128)
Prepaid expenses and other assets	(13,378)	(5,213)
Management fees payable	85	308
Incentive fees payable	448	2,391
Payable to affiliate	2,708	2,412
Other liabilities	(2,549)	178

Net Cash Used in Operating Activities	(117,924)	(212,284)

Cash Flows from Financing Activities
Borrowings on revolving credit facilities	498,000	784,988
Payments on revolving credit facilities	(450,863)	(645,600)
Proceeds from issuance of common stock	31,857	162,078
Dividend paid to stockholders	(11,365)	(1,967)
Debt issuance costs	(57)	—

Net Cash Provided by Financing Activities	67,572	299,499

Net Increase (Decrease) in Cash and Cash Equivalents	(50,352)	87,215
Cash and cash equivalents, beginning of period	161,825	143,692

Cash and Cash Equivalents, End of Period	$111,473	$230,907

Supplemental Information:
Interest paid during the period	$3,557	$1,001
Dividends declared during the period	$26,675	$10,510
Reinvestment of dividends during the period	$11,894	$1,782
Subscription receivable	$—	$2,915

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included. The results of operations for interim periods are not indicative of results to be expected for the full year. All intercompany balances and transactions have been eliminated in consolidation.

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

Certain prior period information has been reclassified to conform to the current period presentation. These reclassifications have no effect on the Company’s financial position or its results of operations as previously reported.

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

Investments at Fair Value

Investment transactions purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the funding date which is generally the date of the binding commitment. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values and also include the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

The Board undertakes a multi-step valuation process each quarter, which includes, among other procedures, the following:

•	The quarterly valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment.

•	The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

•	The Audit Committee reviews the valuations presented and recommends a value for each investment to the Board.

•

The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Adviser, Audit Committee and, where applicable, other third parties.

In connection with debt and equity securities that were valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board identified and requested them to perform. As of June 30, 2013, independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures for the quarter ended June 30, 2013, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

Financial and Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value through current period earnings.

In the normal course of business, the Company has commitments and risks resulting from its investment transactions, including those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s volume of derivative trading activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management policies.

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

•	market value of investments, other assets and liabilities: at the spot exchange rate on the last business day of the period; and

•	purchases and sales of investments, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions, income or expenses.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

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

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 will not have a material effect on the Company’s financial condition and results of operations.

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

For the three and six months ended June 30, 2013, the Company incurred expenses of $0.3 million and $0.6 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2012, the Company incurred expenses of $0.2 million and $0.5 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

The Administration Agreement remains in effect until March 15, 2014, unless earlier terminated as described below, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

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

For the three and six months ended June 30, 2013, Management Fees were $3.2 million and $6.3 million, respectively. For the three and six months ended June 30, 2012, Management Fees were $2.1 million and $3.6 million, respectively.

Until such time that the Company has an initial public offering of its Common Stock (an “IPO”), the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three and six months ended June 30, 2013, Management Fees of $1.7 million and $3.2 million, respectively, were waived. For the three and six months ended June 30, 2012, Management Fees of $0.9 million and $1.2 million, respectively, were waived.

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

For the three and six months ended June 30, 2013, Incentive Fees were $2.5 million and $5.2 million, respectively, of which $2.3 million and $4.7 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2012, Incentive Fees were $1.4 million and $2.4 million, respectively, of which $1.2 million and $1.7 million, respectively, were realized and payable to the Adviser.

Unless earlier terminated, the Advisory Agreement will remain in effect until December 12, 2013, and may be extended subject to required approvals. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the three and six months ended June 30, 2013, were $1.3 million and $2.2 million, respectively. Expenses incurred by the Adviser on behalf of the Company for the three and six months ended June 30, 2012, were $0.7 million and $1.7 million, respectively.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled investments.

Investments at fair value consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Amortized Cost (1)	Fair Value	Net Unrealized Gains (Losses)
Debt investments	$773,038	$785,740	$12,702
Common equity	2,000	1,244	(756)

Total Investments at Fair Value	$775,038	$786,984	$11,946

	December 31, 2012
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$642,421	$651,944	$9,523
Common equity	2,000	2,000	—

Total Investments at Fair Value	$644,421	$653,944	$9,523

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value as of June 30, 2013 and December 31, 2012, is as follows:

	June 30, 2013	December 31, 2012
Aerospace and defense	7.0%	8.6%
Automotive	7.3%	8.9%
Beverage, food and tobacco	6.7%	8.7%
Business services	12.6%	4.6%
Capital equipment	3.4%	11.0%
Construction and building	6.6%	8.2%
Containers and packaging	6.0%	—
Electronics	2.6%	3.3%
Environmental industries	0.7%	0.7%
Financial services	10.4%	15.0%
Healthcare and pharmaceutical	14.9%	16.9%
Hotel, gaming, and leisure	5.7%	4.4%
Human resource support services	6.6%	2.3%
Insurance	4.0%	4.8%
Manufacturing	3.3%	—
Transportation	2.2%	2.6%

Total	100.0%	100.0%

The geographic composition of Investments at fair value as of June 30, 2013 and December 31, 2012, is as follows:

	June 30, 2013	December 31, 2012
United States
Midwest	12.0%	18.8%
Northeast	21.9%	17.8%
South	23.9%	25.7%
West	38.9%	37.7%
Europe	3.3%	—

Total	100.0%	100.0%

5. Derivatives

Foreign Currency

The Company enters into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s foreign currency forward contracts typically have terms of one month. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each month. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the three and six months ended June 30, 2013, we entered into foreign currency forward contracts related to our investment in Jeeves Information Systems AB.

As of June 30, 2013, details of open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	USD Value at Settlement Date	USD Value at June 30, 2013	Unrealized Appreciation (Depreciation)
Swedish Kronor	July 2, 2013	178,500 sold	$(27,088)	$(26,447)	$641
Swedish Kronor	July 2, 2013	16,648 sold	(2,545)	(2,467)	78
Swedish Kronor	July 2, 2013	195,148 purchased	28,969	28,913	(56)
Swedish Kronor	August 7, 2013	195,148 sold	(28,945)	(28,889)	56

Total			$(29,609)	$(28,890)	$719

There were no open foreign currency forward contracts as of December 31, 2012.

6. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following tables present fair value measurements for Investments at fair value and foreign currency forward contracts based on the inputs used as of June 30, 2013 and December 31, 2012:

	Fair Value Hierarchy at June 30, 2013
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$41,534	$744,206	$785,740
Common equity	—	—	1,244	1,244

Total Investments at Fair Value	—	41,534	745,450	786,984
Foreign currency forward contracts	—	719	—	719

Total	$—	$42,253	$745,450	$787,703

	Fair Value Hierarchy at December 31, 2012
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$84,650	$567,294	$651,944
Common equity	—	—	2,000	2,000

Total Investments at Fair Value	$—	$84,650	$569,294	$653,944

The following tables present changes in Investments at fair value that use Level 3 inputs as of and for the three and six months ended June 30, 2013:

	As of and for the Three Months Ended June 30, 2013
	Debt Investments	Common Equity	Total
Balance, beginning of period	$552,968	$2,000	$554,968
Purchases	179,024	—	179,024
Repayments / redemptions	(19,849)	—	(19,849)
Paid-in-kind interest	693	—	693
Net change in unrealized gains	497	(756)	(259)
Net realized losses	(190)	—	(190)
Net amortization of discount on securities	1,137	—	1,137
Transfers into Level 3	29,926	—	29,926

Balance, End of Period	$744,206	$1,244	$745,450

	As of and for the Six Months Ended June 30, 2013
	Debt Investments	Common Equity	Total
Balance, beginning of period	$567,294	$2,000	$569,294
Purchases	243,564	—	243,564
Proceeds from investments	(30,615)	—	(30,615)
Repayments / redemptions	(72,023)	—	(72,023)
Paid-in-kind interest	1,252	—	1,252
Net change in unrealized gains	2,075	(756)	1,319
Net realized gains	142	—	142
Net amortization of discount on securities	2,591	—	2,591
Transfers into Level 3	29,926	—	29,926

Balance, End of Period	$744,206	$1,244	$745,450

Consona Holdings, Inc. transferred into Level 3 during the three months ended June 30, 2013, as a result of changes in the observability of inputs into its valuation.

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

The following table presents information with respect to net change in unrealized appreciation or depreciation on Investments at fair value for which Level 3 inputs were used in determining fair value that are still held by the Company as of June 30, 2013 and 2012:

	Net Change in Unrealized Appreciation or Depreciation for the Six Months Ended June 30, 2013 on Investments Held at June 30, 2013	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended June 30, 2012 on Investments Held at June 30, 2012
Debt investments	$4,243	$2,012
Common equity	(756)	—
Preferred equity/mezzanine investments	—	(945)

Total	$3,487	$1,067

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
Debt investments	$744,206	Income Approach	Market Yield	5.94% — 12.19% (9.92%)	Decrease
Common equity	$1,244	Market Approach	EBITDA Multiple	9.5x	Increase

	December 31, 2012
	Fair Value (1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
Debt investments	$452,831	Income Approach	Market Yield	7.00% — 11.29%(9.84%)	Decrease
Common equity	$2,000	Market Approach (2)

(1)	Excludes $114.5 million of debt investments which, due to the proximity of the transactions relative to the measurement date, were valued by using the value implied from such transactions.
(2)	Due to the proximity of the transaction relative to the measurement date, the value implied from the transaction is representative of the fair value for the investments as of December 31, 2012.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2013 and December 31, 2012, approximates its carrying value as the outstanding balances are callable at carrying value.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s financial assets and liabilities as of June 30, 2013 and December 31, 2012, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and borrowings, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2013 and December 31, 2012, the Company’s asset coverage was 238.9% and 244.6%, respectively.

Debt obligations consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$215,000	$35,000
Revolving Credit Facility (Natixis)	100,000	76,473	4,827
Revolving Credit Facility (SunTrust)	200,000	87,500	112,500

Total Debt Obligations	$550,000	$378,973	$152,327

	December 31, 2012
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$165,000	$85,000
Revolving Credit Facility (Natixis)	100,000	66,836	4,808
Revolving Credit Facility (SunTrust)	200,000	100,000	100,000

Total Debt Obligations	$550,000	$331,836	$189,808

(1)	The amount available considers any limitations related to the respective debt facilities’ borrowing bases.

For the three and six months ended June 30, 2013 and 2012, the components of interest expense, average debt outstanding, and weighted average interest rate on borrowings were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Stated interest expense	$1,533	$620	$2,868	$1,120
Commitment fees	397	247	810	418
Amortization of debt issuance cost	499	295	1,001	538

Total Interest Expense	$2,429	$1,162	$4,679	$2,076

Average debt outstanding	$218,987	$84,188	$203,571	$76,100
Weighted average interest rate	2.8%	2.9%	2.8%	2.9%

Revolving Credit Facility (Natixis)

The Revolving Credit Facility (Natixis) is secured by a perfected first priority security interest in the assets of TPG SL SPV, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary”) and on any payments received by the Subsidiary in respect of such assets and, as such, are not available to pay the debts of the Company. As of June 30, 2013 and December 31, 2012, the Subsidiary had $184.5 million and $163.8 million, respectively, in assets, including $163.3 million and $154.4 million, respectively, in investments, and $76.9 million and $67.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of June 30, 2013 and December 31, 2012, the Subsidiary had $18.1 million and $4.3 million, respectively, in restricted cash, a component of Prepaid expenses and other assets, in the accompanying consolidated financial statements.

As of June 30, 2013 and December 31, 2012, the Company was in compliance with the terms of its debt arrangements.

Subsequent to June 30, 2013, the Company repaid a portion of its debt and borrowed additional amounts to fund investments. As of August 8, 2013, there was $272.3 million outstanding.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2013 and December 31, 2012, the Company had the following commitments to fund investments:

	June 30, 2013	December 31, 2012
Senior secured revolving loan commitments	$22,056	$17,500
Senior secured term loan commitments	4,300	14,500

Total Portfolio Company Commitments	$26,356	$32,000

Other Commitments and Contingencies

As of June 30, 2013 and December 31, 2012, the Company had $1.5 billion and $1.4 billion, respectively, in total capital commitments from investors ($1.0 billion and $1.0 billion unfunded, respectively), of which $117.1 million and $114.1 million, respectively, is from the Adviser and its affiliates ($78.7 million and $76.6 million unfunded, respectively).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2013, management is not aware of any pending or threatened litigation.

9. Net Assets

The following tables summarize the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to investors who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
Date Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2012	December 31, 2012	March 12, 2013	5,159
March 31, 2013	March 31, 2013	May 7, 2013	6,550

Total Shares Issued			11,709

	Six Months Ended June 30, 2012
Date Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2011	December 31, 2011	March 20, 2012	343
March 20, 2012	March 31, 2012	May 16, 2012	1,458

Total Shares Issued			1,801

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

10. Dividends

The following tables summarize the dividends declared during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
Date Declared	Record Date	Payment Date	Dividend per Share
March 12, 2013	March 31, 2013	May 6, 2013	$25.49
June 30, 2013	June 30, 2013	July 31, 2013	$26.47

Total			$51.96

	Six Months Ended June 30, 2012
Date Declared	Record Date	Payment Date	Dividend per Share
March 20, 2012	March 31, 2012	May 7, 2012	$10.51
May 9, 2012	June 30, 2012	August 3, 2012	21.50

Total			$32.01

The dividends declared during the six months ended June 30, 2013 and 2012, were derived from net investment income, determined on a tax basis.

11. Income Taxes

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

The tax basis of the Company’s investments as of June 30, 2013 and December 31, 2012, approximates their amortized cost.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a share of Common Stock outstanding during the three months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30, 2013	June 30, 2012
Per Share Data
Net asset value, beginning of period	$1,012.93	$980.51
Net investment income (1)	51.72	36.97
Net unrealized and realized gains (1)	6.62	9.39

Total from investment operations	58.34	46.36
Dividends declared (2)	(51.96)	(32.01)

Total increase in net assets	6.38	14.35

Net Asset Value, End of Period	$1,019.31	$994.86

Shares Outstanding, End of Period	516,571	344,685

Total Return (3) (4)	5.8%	4.7%

Ratios / Supplemental Data
Ratio of net expenses to average net assets (4)	3.1%	3.4%
Ratio of net investment income to average net assets (4)	5.1%	3.4%
Net assets, end of period	$526,547	$342,912
Weighted-average shares outstanding	501,229	249,364
Total committed capital, end of period (5)	$1,500,000	$1,314,664
Ratio of total contributed capital to total committed capital, end of period	32.8%	25.7%
Year of formation	2010	2010

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(4)	Not annualized.
(5)	Amount includes $117.1 million and $98.4 million of commitments from the Adviser and its affiliates as of June 30, 2013 and 2012, respectively.

13. Subsequent Events

Revolving Credit Facility (SunTrust)

On July 2, 2013, the Company entered into an agreement to amend and restate the Revolving Credit Facility (SunTrust). The amended and restated facility became effective on July 3, 2013. The amended and restated facility, among other things, (a) increased the size of the facility from $200 million to $350 million; (b) increased the limit for swingline loans from $30 million to $50 million; (c) extended the expiration of the revolving period from August 24, 2015 to June 30, 2017, during which period the Company, subject to certain conditions, may make borrowings under the facility; (d) extended the stated maturity date from August 23, 2016 to July 2, 2018; (e) modified pricing; and, (f) increased advance rates for certain types of investments used in determining the borrowing base.

The amended and restated facility also reduced the fee rate on undrawn commitment amounts from 0.500% to 0.375% per annum. The amended and restated facility continues to be guaranteed by certain subsidiaries of the Company and secured by a perfected first-priority security interest in substantially all the portfolio investments held by the Company and each guarantor.

The amended and restated facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $550 million.

Prior to the amendment, the revolving credit facility contained a covenant restricting the Company from incurring secured debt (other than the facility and any capital call facility) in excess of 40% of the total assets of the Company. The amended and restated facility removes this covenant. The amended and restated facility continues to include customary covenants, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Revolving Credit Facility (Natixis)

On July 17, 2013, the Company’s wholly-owned subsidiary TPG SL SPV, LLC amended the Revolving Credit Facility (Natixis). The amendment modified the matrix table used in connection with managing the various benchmarks and compliance with the collateral quality tests. The amended matrix includes additional options which may be selected from while managing the facility.

Revolving Credit Facility (DBTCA)

During July 2013, the Company delivered notices to Deutsche Bank Trust Company Americas to permanently reduce the commitment of the Company’s Revolving Credit Facility (DBTCA) from $250 million to $100 million. The elective reduction was made in anticipation of the facility expiring in December 2013 and does not have a significant effect on the Company’s liquidity as (i) the Company’s borrowings are limited by the 1940 Act’s asset coverage requirement; and (ii) there is adequate availability under the Company’s other credit facilities.

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

PORTFOLIO INVESTMENT ACTIVITY

Our investment activity for the three months ended June 30, 2013 and 2012, is presented below (information presented herein is at amortized cost unless otherwise indicated):

($ in millions)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Principal amount of investments funded (1):
Senior term debt	$169.1	$113.1
Senior secured revolving loan	13.6	—
Corporate bonds	—	3.0

Total	$182.7	$116.1

New investment commitments (2):
Portfolio companies	$5.0	$10.0
Average Total Investment in New Portfolio Companies (3):	$34.8	$15.8

(1)	Amount of investments originally funded includes amounts originally funded on term loans and revolving credit facilities, but not amounts subsequently repaid by borrowers in the period.
(2)	New investment commitments include new agreements to fund revolving credit facilities and term loans not funded at closing.
(3)	“Average Total Investment in New Portfolio Companies” is computed as the average of all debt and equity investments made during the period, including investment commitments not yet funded.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013		December 31, 2012
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Senior term debt	10.4%	10.6%	10.6%	10.7%
Corporate bonds	10.4%	10.9%	11.0%	11.0%
Debt and income producing securities	10.4%	10.6%	10.6%	10.7%

RESULTS OF OPERATIONS

The primary driver of change between the results of our operations for the three and six months ended June 30, 2013 versus the comparable periods in 2012 is related to our investing and other related business activities as we continued to establish our business and deploy our available capital.

Investment Income

We generate revenues in the form of interest income from the debt securities we hold and dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. In addition, we generate revenue in various forms, including commitment, loan origination, syndication, and prepayment fees. Certain of these fees are capitalized and amortized as additional interest income over the life of the related investment.

Investment income for the three and six months ended June 30, 2013, was $20.9 million and $41.7 million, respectively, which consisted of $19.9 million and $40.5 million, respectively, in interest income and $1.1 million and $1.3, respectively, in other income from non-controlled, non-affiliated investments.

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

Net expenses for the three and six months ended June 30, 2013 were $8.1 million and $15.8 million, respectively, which consisted of $2.4 million and $4.7 million, respectively, of interest expense, $1.5 million and $3.1 million, respectively, in Management Fees (net of waivers), $2.5 million and $5.2 million, respectively, in Incentive Fees, $0.9 million and $1.5 million, respectively, in professional fees, $0.1 million and $0.1 million, respectively, in directors’ fees, and $0.6 million and $1.2 million, respectively, in other general and administrative expenses.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income. For the three months ended June 30, 2013, we did not incur any U.S. federal excise tax. For the six months ended June 30, 2013, a net expense of $4 thousand was recorded for U.S. federal excise tax. For the three and six months ended June 30, 2012, we did not incur any U.S. federal excise tax.

Net Change in Unrealized Gains/Losses

We value our investments quarterly and any changes in fair value are recorded as unrealized gains or losses.

During the three and six months ended June 30, 2013 and 2012, the net change in unrealized gains (losses) on our investment portfolio was comprised of the following:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Change in unrealized gains	$5.0	$1.5	$8.5	$2.4
Change in unrealized losses	(3.9)	(3.1)	(5.4)	(1.2)

Net Change in Unrealized Gains (Losses)	$1.1	$(1.6)	$3.1	$1.2

The net change in unrealized gains (losses) for the three and six months ended June 30, 2013 and 2012, consisted of the following:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Actian Corporation	$(0.3)	$—	$(0.3)	$—
AFS Technologies, Inc.	(0.1)	(0.8)	0.1	(1.0)
Centaur, LLC.	(0.1)	—	0.2	—
Center Cut Hospitality, Inc.	—	0.1	—	0.2
Checkers Drive-In Restaurants, Inc.	—	—	0.3	—
Consona Holdings, Inc.	(0.3)	—	(0.2)	—
Ecommerce Industries, Inc.	(0.2)	(0.1)	(0.1)	(0.1)
Embarcadero Technologies, Inc.	0.1	—	0.8	—
eResearch Technology, Inc.	—	—	(0.6)	—
Federal Signal Corporation	—	1.1	(2.2)	1.1
Heartland Automotive, LLC	0.2	—	0.4	—
Infogix, Inc.	—	—	0.3	—
Intelident Solutions, Inc.	(0.1)	—	(0.1)	—
International Equipment Solutions, Inc.	—	—	0.1	—
Jeeves Information Systems AB.	(0.8)	—	(0.8)	—
Mandalay Baseball Properties, LLC	0.6	—	0.8	—
Mannington Mills, Inc.	1.6	(0.2)	1.9	0.2
Mediware Information Systems, Inc.	0.1	—	0.5	—
MSC Software Corporation	(0.1)	(0.1)	0.2	0.2
The Newark Group, Inc.	(0.4)	—	0.2	—
Pai Group, Inc.	(0.2)	—	(0.2)	—
Rare Restaurant Group, LLC.	—	(1.7)	—	0.2
Rogue Wave Holdings, Inc.	(0.1)	0.2	0.1	0.1
Sage Automotive Interiors, Inc.	0.3	—	0.2	—
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP)	—	0.1	—	0.4
SRS Software, LLC.	(1.1)	—	(0.9)	—
SumTotal Systems, LLC.	(0.1)	—	0.1	—
Synagro Technologies, Inc.	0.9	—	1.0	—
Teletrac, Inc.	0.5	—	0.6	—
Vivint, Inc.	—	(0.2)	—	(0.1)

Subtotal	0.4	(1.6)	2.4	1.2

Foreign currency forward contracts	0.7	—	0.7	—

Net Change in Unrealized Gains (Losses)	$1.1	$(1.6)	$3.1	$1.2

Net Realized Gains/Losses

During the three and six months ended June 30, 2013 and 2012, realized gains (losses) consisted of the following:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Centaur, LLC	$—	$—	$0.1	$—
Checkers Drive-In Restaurants, Inc.	0.3	—	0.3	—
Embarcadero Technologies, Inc.	—	—	0.1	—
Mannington Mills, Inc.	—	—	—	0.4
The Newark Group, Inc.	(0.2)	—	—	—
Rare Restaurant Group, LLC.	—	2.6	—	2.6
Rogue Wave Holdings, Inc.	—	0.1	—	0.1

Subtotal	0.1	2.7	0.5	3.1

Foreign currency forward contracts	0.1	—	0.1	—

Net Realized Gains	$0.2	$2.7	$0.6	$3.1

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

During the three and six months ended June 30, 2013, we entered into foreign currency forward contracts related to our investment in Jeeves Information Systems AB. Other than the foreign currency forward contracts, we did not enter into any other interest rate or other derivative agreements.

The foreign currency forward contracts are intended to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s foreign currency forward contracts typically have terms of one month. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the three and six months ended June 30, 2012, we did not enter into any interest rate, foreign exchange or other derivative agreements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $111.5 million in cash and cash equivalents on hand, a decrease of $50.3 million from December 31, 2012. The decrease was primarily attributable to investments made during the period. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Adviser); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our shares.

We expect to generate additional cash from (1) operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from banks or other lenders.

Cash and cash equivalents on hand as of June 30, 2013, combined with our uncalled capital commitments of $1.0 billion, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the six months ended June 30, 2013, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including our Adviser, providing for the private placement of our Common Stock. The subscriptions agreements brought our total capital commitments to $1.5 billion ($117.1 million from the Adviser and its affiliates), the maximum agreed to with our investors. Offering costs associated with the private placements were absorbed by the Adviser. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of 10 business days’ prior notice.

As of June 30, 2013 and December 31, 2012, we had $1.5 billion and $1.4 billion, respectively, in total capital commitments from investors ($1.0 billion and $1.0 billion unfunded, respectively), of which $117.1 million and $114.1 million, respectively, is from the Adviser and its affiliates ($78.7 million and $76.6 million unfunded, respectively).

During the three months ended June 30, 2013, we did not deliver any drawdown notices to our investors. During the six months ended June 30, 2013, we delivered drawdown notices to our investors relating to the issuance of 31,184 shares of our Common Stock for aggregate offering proceeds of $31.9 million. See Note 9 to our consolidated financial statements for the dates and amounts of our drawdowns. Proceeds from the issuances were used in our investing activities and for other general corporate purposes.

In addition to the drawdown noted above, during the six months ended June 30, 2013, we issued 11,709 shares of our Common Stock, respectively, to investors who have not opted out of our dividend reinvestment plan. During the six months ended June 30, 2012, we issued 1,801 shares of our Common Stock, respectively, to investors who have not opted out of our dividend reinvestment plan.

The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such investor by the net asset value per share of our Common Stock as the declaration dates of the dividends. The Common Stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

Debt

Debt obligations consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250.0	$215.0	$35.0
Revolving Credit Facility (Natixis)	100.0	76.5	4.8
Revolving Credit Facility (SunTrust)	200.0	87.5	112.5

Total Debt Obligations	$550.0	$379.0	$152.3

	December 31, 2012
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250.0	$165.0	$85.0
Revolving Credit Facility (Natixis)	100.0	66.8	4.8
Revolving Credit Facility (SunTrust)	200.0	100.0	100.0

Total Debt Obligations	$550.0	$331.8	$189.8

As of June 30, 2013 and December 31, 2012, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

See Recent Developments below for a summary of recent events related to our revolving credit facilities.

OFF BALANCE SHEET ARRANGEMENTS

Information on our capital commitments from investors and commitments to fund investments is contained in Note 8 to our consolidated financial statements.

CONTRACTUAL OBLIGATIONS

A summary of our contractual payment obligations as of June 30, 2013 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (DBTCA)	$215.0	$215.0	$—	$—	$—
Revolving Credit Facility (Natixis)	76.5	—	—	—	76.5
Revolving Credit Facility (SunTrust)	87.5	—	—	87.5	—

Total Contractual Obligations	$379.0	$215.0	$—	$87.5	$76.5

In addition to the contractual payment obligations in the tables above, we also have commitments to fund investments. See Note 8 to our consolidated financial statements.

RECENT DEVELOPMENTS

Revolving Credit Facility (SunTrust)

On July 2, 2013, the Company entered into an agreement to amend and restate the Revolving Credit Facility (SunTrust). The amended and restated facility became effective on July 3, 2013. The amended and restated facility, among other things, (a) increased the size of the facility from $200 million to $350 million; (b) increased the limit for swingline loans from $30 million to $50 million; (c) extended the expiration of the revolving period from August 24, 2015 to June 30, 2017, during which period the Company, subject to certain conditions, may make borrowings under the facility; (d) extended the stated maturity date from August 23, 2016 to July 2, 2018; (e) modified pricing; and, (f) increased advance rates for certain types of investments used in determining the borrowing base.

The amended and restated facility also reduced the fee rate on undrawn commitment amounts from 0.500% to 0.375% per annum. The amended and restated facility continues to be guaranteed by certain subsidiaries of the Company and secured by a perfected first-priority security interest in substantially all the portfolio investments held by the Company and each guarantor.

The amended and restated facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $550 million.

Prior to the amendment, the revolving credit facility contained a covenant restricting the Company from incurring secured debt (other than the facility and any capital call facility) in excess of 40% of the total assets of the Company. The amended and restated facility removes this covenant. The amended and restated facility continues to include customary covenants, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Revolving Credit Facility (Natixis)

On July 17, 2013, the Company’s wholly-owned subsidiary TPG SL SPV, LLC amended the Revolving Credit Facility (Natixis). The amendment modified the matrix table used in connection with managing the various benchmarks and compliance with the collateral quality tests. The amended matrix includes additional options which may be selected from while managing the facility.

Revolving Credit Facility (DBTCA)

During July 2013, the Company delivered notices to Deutsche Bank Trust Company Americas to permanently reduce the commitment of the Company’s Revolving Credit Facility (DBTCA) from $250 million to $100 million. The elective reduction was made in anticipation of the facility expiring in December 2013 and does not have a significant effect on the Company’s liquidity as (i) the Company’s borrowings are limited by the 1940 Act’s asset coverage requirement; and (ii) there is adequate availability under the Company’s other credit facilities.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 15, 2013.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We also fund portions of our investments with borrowings, and at such time, our net investment income are affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2013, the majority of the investments at fair value in our portfolio were at variable rates. Our credit facilities also bear interest at floating rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our balance sheet as of June 30, 2013, the following table shows the impact on net income for the three months ended June 30, 2013, of base rate changes in interest rates (considering interest rate floors and ceilings for variable rate instruments) assuming no changes in our investment and borrowing structure:

($ in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$5.5	$1.7	$3.8
Up 200 basis points	$3.7	$1.1	$2.6
Up 100 basis points	$1.8	$0.6	$1.2
Down 100 basis points	$(0.1)	$(0.2)	$0.1
Down 200 basis points	$(0.2)	$(0.3)	$0.1
Down 300 basis points	$—	$(0.3)	$0.3

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Exhibits.

10.1	Amendment No. 1 dated July 17, 2013 to Revolving Credit and Security Agreement, dated May 8, 2012, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: August 9, 2013	By:	/s/ Michael Fishman
Michael Fishman
Chief Executive Officer

Date: August 9, 2013	By:	/s/ John E. Viola
John E. Viola
Chief Financial Officer