Form 10-Q
period 2013-09-30
TPG Specialty Lending, Inc.
filed 2013-11-08
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at November 7, 2013 was 555,313.

TPG SPECIALTY LENDING, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $874,580 and $644,421, respectively)	$889,330	$653,944
Cash and cash equivalents	19,643	161,825
Interest receivable	3,076	2,354
Receivable for investments sold	865	1,976
Prepaid expenses and other assets	13,240	13,050

Total Assets	$926,154	$833,149

Liabilities
Revolving credit facilities	$338,267	$331,836
Management fees payable to affiliate	1,580	1,464
Incentive fees payable to affiliate	5,051	4,053
Dividends payable	13,900	10,260
Payable for investments purchased	—	2,759
Payable on foreign currency forward contracts	1,223	—
Payables to affiliate	1,682	480
Other liabilities	3,362	2,494

Total Liabilities	365,065	353,346

Commitments and contingencies (Note 8)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 549,120 and 474,677 shares issued, respectively; and 548,121 and 473,678 shares outstanding, respectively	5	5
Additional paid-in capital	545,643	469,709
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	(1,083)	(1,016)
Net unrealized gains	13,527	9,523
Undistributed net realized gains	2,998	1,583

Total Net Assets	561,089	479,803

Total Liabilities and Net Assets	$926,154	$833,149

Net Asset Value Per Share	$1,023.66	$1,012.93

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

($ in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$22,816	$13,486	$63,300	$29,778
Other income	482	131	1,738	318
Interest from cash and cash equivalents	—	3	2	13

Total investment income from non-controlled, non-affiliated investments	23,298	13,620	65,040	30,109
Investment income from non-controlled, affiliated investments:
Interest from investments	—	931	—	2,723
Other income	—	3	—	10

Total investment income from non-controlled, affiliated investments	—	934	—	2,733

Total Investment Income	23,298	14,554	65,040	32,842

Expenses
Interest	2,651	1,780	7,330	3,856
Management fees	3,433	2,528	9,698	6,132
Incentive fees	2,850	2,397	8,097	4,789
Professional fees	902	675	2,419	2,031
Directors’ fees	71	71	213	216
Other general and administrative	579	375	1,729	1,090

Total expenses	10,486	7,826	29,486	18,114

Management fees waived (Note 3)	(1,853)	(1,189)	(5,038)	(2,409)

Net Expenses	8,633	6,637	24,448	15,705

Net Investment Income Before Income Taxes	14,665	7,917	40,592	17,137
Income taxes, including excise taxes	80	—	84	—

Net Investment Income	14,585	7,917	40,508	17,137

Unrealized and Realized Gain
Net change in unrealized gains:
Non-controlled, non-affiliated investments	2,804	4,137	5,227	6,327
Non-controlled, affiliated investments	—	861	—	(161)
Foreign currency forward contracts	(1,942)	—	(1,223)	—

Total net change in unrealized gains	862	4,998	4,004	6,166

Realized gains:
Non-controlled, non-affiliated investments	520	666	1,062	3,832
Foreign currency forward contracts	292	—	353	—

Total realized gains	812	666	1,415	3,832

Total Unrealized and Realized Gains	1,674	5,664	5,419	9,998

Increase in Net Assets Resulting from Operations	$16,259	$13,581	$45,927	$27,135

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2013

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Industry	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
AFS Technologies, Inc. (3)(4)	Beverage, food, and tobacco	Senior secured loan ($45,017 par, due 8/2015)	7.75%		8/31/2011	$44,375	$45,692	8.1%
Ecommerce Industries, Inc. (3)(4)	Office products	Senior secured loan ($20,217 par, due 10/2016)	8.00%		10/17/2011	20,001	20,419	3.6%
MSC.Software Corporation (3)(4)	Aerospace and defense	Senior secured loan ($54,156 par, due 11/2017)	7.75%		12/23/2011	53,477	54,156	9.7%
Mandalay Baseball Properties, LLC (3)(4)	Hotel, gaming, and leisure	Senior secured loan ($34,489 par, due 3/2017)	12.00 (incl. 4.50 PIK	% % )	4/12/2012	33,869	35,362	6.3%
Infogix, Inc. (3)(4)	Insurance	Senior secured loan ($32,306 par, due 6/2017)	10.00%		6/1/2012	31,815	32,225	5.7%
Consona Holdings, Inc. (3)(4)	Business services	Senior secured loan ($29,700 par, due 8/2018)	7.25%		8/13/2012	29,337	29,403	5.2%
Heartland Automotive Holdings, LLC (3)(4)	Automotive	Senior secured loan ($37,472 par, due 6/2017)	9.00%		8/28/2012	36,682	36,723	6.5%
Mediware Information Systems, Inc. (3)(4)	Healthcare and pharmaceuticals	Senior secured loan ($72,092 par, due 5/2018)	8.00%		11/9/2012	70,496	71,371	12.7%
SumTotal Systems, LLC (3)(4)	Human resource support services	Senior secured loan ($7,503 par, due 11/2018)	6.25%		11/16/2012	7,422	7,463	1.3%
Rogue Wave Holdings, Inc. (3)(4)	Financial services	Senior secured loan ($45,975 par, due 11/2017)	8.25%		11/21/2012	44,948	45,745	8.2%
Embarcadero Technologies, Inc. (3)(4)	Financial services	Senior secured loan ($43,596 par, due 12/2017)	8.00%		12/28/2012	42,644	43,487	7.8%
SRS Software, LLC (3)(4)	Healthcare and pharmaceuticals	Senior secured loan ($36,094 par, due 12/2017)	8.75%		12/28/2012	35,196	35,191	6.3%
Sage Automotive Interiors, Inc. (3)(4)	Automotive	Senior secured loan ($21,775 par, due 12/2016)	8.50%		12/31/2012	21,541	21,666	3.9%
The Newark Group, Inc. (3)(4)	Containers and packaging	Senior secured loan ($47,040 par, due 2/2018)	8.50%		2/8/2013	46,619	47,510	8.5%
Actian Corporation (3)(4)	Business services	Senior secured loan ($68,933 par, due 4/2018)	8.50%		4/11/2013	66,633	66,865	11.9%
PAI Group, Inc. (3)(4)	Human resource support services	Senior secured loan ($34,825 par, due 5/2018)	10.50%		5/8/2013	34,031	34,029	6.1%
Intelident Solutions, Inc. (3)	Healthcare and pharmaceuticals	Senior secured loan ($27,555 par, due 8/2016)	8.00 (incl.2.00 PIK	% % )	6/4/2013	26,848	26,807	4.8%
Jeeves Information Systems AB (3)(5)	Manufacturing	Senior secured loan (SEK 177,608 par, due 6/2018)	9.25%		6/5/2013	26,446	27,061	4.8%
Network Merchants, Inc. (3)	Business services	Senior secured loan ($29,659 par, due 9/2018)	8.75%		9/12/2013	29,055	29,050	5.2%
AMF Bowling Worldwide, Inc. (3)(4)	Hotel, gaming, and leisure	Senior secured loan ($14,906 par, due 6/2018)	8.75%		7/2/2013	13,716	14,666	2.6%
Campus Management, Inc. (3)	Education	Senior secured loan ($30,000 par, due 9/2018)	8.75%		9/30/2013	29,250	29,250	5.2%
Global Geophysical (3)(4)	Oil, gas, and consumable fuels	Senior secured loan ($41,000 par, due 9/2016)	10.75%		9/30/2013	40,262	40,262	5.2%

Total Senior Secured Loans						784,663	794,403	141.6%

Junior Secured Loans
Centaur, LLC (3)	Hotel, gaming, and leisure	Junior secured loan ($10,000 par, due 2/2020)	8.00%		2/15/2013	9,920	10,050	1.8%
Mannington Mills, Inc. (3)(4)	Construction and building	Junior secured loan ($47,488 par, due 3/2017)	14.00 (incl.2.00 PIK	% % )	3/2/2012	46,543	52,238	9.3%
SumTotal Systems, LLC (3)	Human resource support services	Junior secured loan ($10,000 par, due 5/2019)	10.25%		11/16/2012	9,945	9,925	1.8%

Total Junior Secured Loans						66,408	72,213	12.9%

Company (1)	Industry	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Senior Secured Revolving Loans
Infogix, Inc. (3)(4)	Insurance	Senior secured loan ($3,300 par, due 6/2017)	10.00%	6/1/2012	3,227	3,288	0.6%
Heartland Automotive Holdings, LLC (3)(4)	Automotive	Senior secured loan ($2,778 par, due 6/2017)	10.00%	8/28/2012	2,659	2,667	0.5%
SRS Software, LLC (3)	Healthcare and pharmaceuticals	Senior secured revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	2,000	1,950	0.4%
Intelident Solutions, Inc. (3)	Healthcare and pharmaceuticals	Senior secured revolving loan ($1,642 par, due 8/2016)	8.00%	6/4/2013	1,643	1,634	0.3%

Total Senior Secured Revolving Loans					9,529	9,539	1.7%

Corporate Bonds
Soho House Bond Ltd. (5)	Hotel, gaming, and leisure	Bond (GBP 7,000 par, due 10/2018)	9.00%	9/20/2013	11,200	11,455	2.0%

Total Corporate Bonds					11,200	11,455	2.0%

Equity
SRS Parent Corp.	Healthcare and pharmaceuticals	Common Shares Class A (1,980 shares)		12/28/2012	1,980	931	0.2%
		Common Shares Class B (2,953,020 shares)		12/28/2012	20	9	—%
Network Merchants, Inc.	Business services	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	780	0.1%

Total Equity					2,780	1,720	0.3%

Total					$874,580	$889,330	158.4%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of September 30, 2013, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” – see Note 4. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis Bank (see Note 7).
(5)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2012

($ in thousands, except share amounts)

(Unaudited)

Company (1)	Industry	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
AFS Technologies, Inc. (3)(4)	Beverage, food and tobacco	Senior secured loan ($46,884 par, due 8/2015)	7.75%		8/31/2011	$45,987	$46,532	9.7%
Ecommerce Industries, Inc. (3)(4)	Office products	Senior secured loan ($21,562 par, due 10/2016)	8.00%		10/17/2011	21,286	21,808	4.5%
MSC.Software Corporation (3)(4)	Aerospace and defense	Senior secured loan ($56,266 par, due 11/2017)	7.75%		12/23/2011	55,423	55,984	11.7%
Federal Signal Corporation (3)(4)	Capital equipment	Senior secured loan ($41,608 par, due 2/2017)	12.00%		2/22/2012	40,897	43,064	9.0%
Mandalay Baseball Properties, LLC (3)(4)	Hotel, gaming and leisure	Senior secured loan ($28,414 par, due 3/2017)	12.00 (incl.4.00 PIK	% % )	4/12/2012	27,684	28,556	6.0%
Infogix, Inc. (3)(4)	Insurance	Senior secured loan ($30,613 par, due 6/2017)	10.00%		6/1/2012	29,974	30,346	6.3%
Attachmate Corporation (3)(4)	Business services	Senior secured loan ($926 par, due 11/2017)	7.25%		6/25/2012	944	894	0.2%
eResearch Technology, Inc. (3)(4)	Healthcare and pharmaceuticals	Senior secured loan ($24,937 par, due 5/2018)	8.00%		7/3/2012	24,006	24,626	5.1%
Teletrac, Inc. (3)(4)	Transportation	Senior secured loan ($17,413 par, due 7/2017)	6.65%		7/23/2012	17,049	17,151	3.6%
Consona Holdings, Inc. (3)(4)	Business services	Senior secured loan ($29,925 par, due 8/2018)	7.25%		8/13/2012	29,514	29,925	6.2%
Heartland Automotive Holdings, LLC (3)(4)	Automotive	Senior secured loan ($38,951 par, due 6/2017)	9.00%		8/28/2012	37,998	38,075	7.9%
Synagro Technologies, Inc. (3)	Environmental industries	Senior secured loan ($3,134 par, due 10/2014)	2.31%		11/8/2012	2,759	2,813	0.6%
International Equipment Solutions, Inc. (3)(4)	Capital equipment	Senior secured loan ($29,391 par, due 9/2016)	8.50%		9/18/2012	28,732	28,876	6.0%
Mediware Information Systems, Inc. (3)(4)	Healthcare and pharmaceuticals	Senior secured loan ($50,500 par, due 5/2018)	8.00%		11/9/2012	49,230	49,218	10.3%
SumTotal Systems, LLC (3)	Human resource support services	Senior secured loan ($10,000 par, due 11/2018)	6.25%		11/16/2012	9,867	9,925	2.1%
Rogue Wave Holdings, Inc. (3)(4)	Financial services	Senior secured loan ($40,000 par, due 11/2017)	8.25%		11/21/2012	38,947	39,600	8.3%
Embarcadero Technologies, Inc. (3)(4)	Financial services	Senior secured loan ($59,714 par, due 12/2017)	8.00%		12/28/2012	58,223	58,221	12.1%
SRS Software, LLC (3)(4)	Healthcare and pharmaceuticals	Senior secured loan ($37,500 par, due 12/2017)	8.75%		12/28/2012	36,439	36,563	7.6%
Sage Automotive Interiors, Inc. (3)(4)	Automotive	Senior secured loan ($19,878 par, due 12/2016)	9.50%		12/31/2012	19,717	19,679	4.1%

Total Senior Secured Loans						574,676	581,856	121.3%

Company (1)	Industry	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Junior Secured Loans
Mannington Mills, Inc. (3)(4)	Construction and building	Junior secured loan ($50,537 par, due 3/2017)	14.00 (incl.2.00 PIK	% % )	3/2/2012	49,551	53,190	11.1%
SumTotal Systems, LLC (3)	Financial services	Junior secured loan ($5,000 par, due 5/2018)	10.25%		11/16/2012	4,950	4,925	1.0%
Synagro Technologies, Inc. (3)	Environmental industries	Junior secured loan ($5,670 par, due 10/2014)	7.00%		9/14/2012	2,814	1,517	0.3%

Total Junior Secured Loans						57,315	59,632	12.4%

Senior Secured Revolving Loans
Heartland Automotive Holdings, LLC (3)(4)	Automotive	Senior secured revolving loan ($555 par, due 6/2017)	10.00%		8/28/2012	413	431	0.1%

Total Senior Secured Revolving Loans						413	431	0.1%

Corporate Bonds
Checkers Drive-In Restaurants, Inc. (4)	Beverage, food and tobacco	Bond ($10,000 par, due 12/2017)	11.00%		11/16/2012	10,017	10,025	2.1%

Total Corporate Bonds						10,017	10,025	2.1%

Equity
SRS Parent Corp.	Healthcare and pharmaceuticals	Common Shares Class A (1,980 shares)			12/28/2012	1,980	1,980	0.4%
		Common Shares Class B (2,953,020 shares)			12/28/2012	20	20	—%

Total Equity						2,000	2,000	0.4%

Total						$644,421	$653,944	136.3%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of December 31, 2012, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” – see Note 4. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented. In addition to the interest earned based on the stated interest rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis Bank (see Note 7).

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

($ in thousands)

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Increase in Net Assets Resulting from Operations
Net investment income	$40,508	$17,137
Net change in unrealized gains	4,004	6,166
Net realized gains	1,415	3,832

Increase in Net Assets Resulting from Operations	45,927	27,135

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares sold	56,857	187,692
Reinvestment of dividends	19,077	5,082
Dividends declared	(40,575)	(19,510)

Increase in Net Assets Resulting from Capital Share Transactions	35,359	173,264

Total Increase in Net Assets	81,286	200,399
Net assets, beginning of period	479,803	173,092

Net Assets, End of Period	$561,089	$373,491

Undistributed Net Investment Income Included in Net Assets at the End of the Period	$(1,083)	$(2,137)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$45,927	$27,135
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains	(4,004)	(6,166)
Net realized gains	(1,415)	(3,832)
Realized gains on foreign currency forward contracts	353	—
Net amortization of discount on securities	(5,216)	(2,638)
Amortization of debt issuance costs	1,514	991
Purchases of investments, net	(432,428)	(448,542)
Proceeds from investments, net	46,357	82,940
Repayments on investments	164,250	53,202
Paid-in-kind interest	(2,061)	(1,214)
Changes in operating assets and liabilities:
Interest receivable	(722)	(521)
Prepaid expenses and other assets	835	(6,909)
Management fees payable	116	406
Incentive fees payable	998	3,047
Payable to affiliate	1,202	928
Other liabilities	(1,891)	3,479

Net Cash Used in Operating Activities	(186,185)	(297,694)

Cash Flows from Financing Activities
Borrowings on revolving credit facilities	717,000	1,067,188
Payments on revolving credit facilities	(710,569)	(911,237)
Proceeds from issuance of common stock	56,857	187,692
Dividend paid to stockholders	(17,858)	(6,022)
Debt issuance costs	(1,427)	(5,328)

Net Cash Provided by Financing Activities	44,003	332,293

Net Increase (Decrease) in Cash and Cash Equivalents	(142,182)	34,599
Cash and cash equivalents, beginning of period	161,825	143,692

Cash and Cash Equivalents, End of Period	$19,643	$178,291

Supplemental Information:
Interest paid during the period	$6,263	$2,108
Dividends declared during the period	$40,575	$19,510
Reinvestment of dividends during the period	$19,077	$5,082
Subscription receivable	$50	$—

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Company’s Board of Directors (the “Board”), based on, among other things, the input of the Adviser, the Company’s Audit Committee and independent third-party valuation firms engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of its investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers the pricing indicated by the external event to corroborate its valuation.

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

In connection with debt and equity securities that were valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board identified and requested them to perform. As of September 30, 2013, independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures for the quarter ended September 30, 2013, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

For the three and nine months ended September 30, 2013, the Company incurred expenses of $0.3 million and $0.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2012, the Company incurred expenses of $0.2 million and $0.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

On November 5, 2013, the Board renewed the Administration Agreement which now remains in effect, unless earlier terminated as described below, for a period of one year from the date it was approved by the Board. The Administration Agreement may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2013, Management Fees were $3.4 million and $9.7 million, respectively. For the three and nine months ended September 30, 2012, Management Fees were $2.5 million and $6.1 million, respectively.

Until such time that the Company has an initial public offering of its Common Stock (an “IPO”), the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three and nine months ended September 30, 2013, Management Fees of $1.9 million and $5.0 million, respectively, were waived. For the three and nine months ended September 30, 2012, Management Fees of $1.2 million and $2.4 million, respectively, were waived.

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

For the three and nine months ended September 30, 2013, Incentive Fees were $2.9 million and $8.1 million, respectively, of which $2.6 million and $7.3 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2012, Incentive Fees were $2.4 million and $4.8 million, respectively, of which $1.5 million and $3.3 million, respectively, were realized and payable to the Adviser.

On November 5, 2013, the Board renewed the Advisory Agreement which now remains in effect, unless earlier terminated as described below, for a period of one year from the date it was approved by the Board. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the three and nine months ended September 30, 2013, were $1.2 million and $3.4 million, respectively. Expenses incurred by the Adviser on behalf of the Company for the three and nine months ended September 30, 2012, were $0.9 million and $2.6 million, respectively.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies (as defined under the 1940 Act). In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies (as defined under the 1940 Act). Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled investments.

Investments at fair value consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Amortized Cost (1)	Fair Value	Net Unrealized Gains (Losses)
Debt investments	$871,800	$887,610	$15,810
Preferred equity / mezzanine	780	780	—
Common equity	2,000	940	(1,060)

Total Investments at Fair Value	$874,580	$889,330	$14,750

	December 31, 2012
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
Debt investments	$642,421	$651,944	$9,523
Common equity	2,000	2,000	—

Total Investments at Fair Value	$644,421	$653,944	$9,523

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value as of September 30, 2013 and December 31, 2012, is as follows:

	September 30, 2013	December 31, 2012
Aerospace and defense	6.1%	8.6%
Automotive	6.9%	8.9%
Beverage, food, and tobacco	5.1%	8.7%
Business services	14.2%	4.7%
Capital equipment	—	11.0%
Construction and building	5.9%	8.2%
Containers and packaging	5.3%	—
Education	3.3%	—
Environmental industries	—	0.7%
Financial services	10.0%	15.0%
Healthcare and pharmaceutical	15.5%	16.9%
Hotel, gaming, and leisure	8.0%	4.4%
Human resource support services	5.8%	2.3%
Insurance	4.0%	4.7%
Manufacturing	3.0%	—
Office products	2.3%	3.3%
Oil, gas, and consumable fuels	4.6%	—
Transportation	—	2.6%

Total	100.0%	100.0%

The geographic composition of Investments at fair value as of September 30, 2013 and December 31, 2012, is as follows:

	September 30, 2013	December 31, 2012
United States
Midwest	16.5%	18.8%
Northeast	21.0%	17.8%
South	25.4%	25.7%
West	32.8%	37.7%
Europe	4.3%	—

Total	100.0%	100.0%

5. Derivatives

Foreign Currency

The Company enters into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s foreign currency forward contracts typically have terms of approximately one month. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each month. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the three and nine months ended September 30, 2013, we entered into foreign currency forward contracts related to our investments in Jeeves Information Systems AB (SEK) and Soho House Bond Ltd. (GBP).

As of September 30, 2013, details of open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Amount (in ‘000s) and Transaction	USD Value at Settlement Date	USD Value at September 30, 2013	Unrealized Appreciation (Depreciation)
Swedish Kronor (SEK)	October 17, 2013	193,326 sold	$(28,949)	$(30,088)	$(1,139)
British Pound (GBP)	October 17, 2013	7,000 sold	(11,251)	(11,335)	(84)

Total			$(40,200)	$(41,423)	$(1,223)

There were no open foreign currency forward contracts as of December 31, 2012.

6. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following tables present fair value measurements for Investments at fair value and foreign currency forward contracts based on the inputs used as of September 30, 2013 and December 31, 2012:

	Fair Value Hierarchy at September 30, 2013
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$53,559	$834,051	$887,610
Preferred equity / mezzanine	—	—	780	780
Common equity	—	—	940	940

Total Investments at Fair Value	—	53,559	835,771	889,330
Foreign currency forward contracts	—	(1,223)	—	(1,223)

Total	$—	$52,336	$835,771	$888,107

	Fair Value Hierarchy at December 31, 2012
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$84,650	$567,294	$651,944
Common equity	—	—	2,000	2,000

Total Investments at Fair Value	$—	$84,650	$569,294	$653,944

The following tables present changes in Investments at fair value that use Level 3 inputs as of and for the three and nine months ended September 30, 2013:

	As of and for the Three Months Ended September 30, 2013
	Debt Investments	Common Equity	Preferred Equity / Mezzanine	Total
Balance, beginning of period	$744,206	$1,244	$—	$745,450
Purchases	146,192	—	780	146,972
Repayments / redemptions	(60,965)	—	—	(60,965)
Paid-in-kind interest	808	—	—	808
Net change in unrealized gains (losses)	2,166	(304)	—	1,862
Net amortization of discount on securities	1,644	—	—	1,644

Balance, End of Period	$834,051	$940	$780	$835,771

	As of and for the Nine Months Ended September 30, 2013
	Debt Investments	Common Equity	Preferred Equity / Mezzanine	Total
Balance, beginning of period	$567,294	$2,000	$—	$569,294
Purchases	389,756	—	780	390,536
Proceeds from investments	(30,615)	—	—	(30,615)
Repayments / redemptions	(132,988)	—	—	(132,988)
Paid-in-kind interest	2,060	—	—	2,060
Net change in unrealized gains (losses)	4,241	(1,060)	—	3,181
Net realized gains	142	—	—	142
Net amortization of discount on securities	4,235	—	—	4,235
Transfers into Level 3	29,926	—	—	29,926

Balance, End of Period	$834,051	$940	$780	$835,771

Consona Holdings, Inc. transferred into Level 3 during the three months ended June 30, 2013, as a result of changes in the observability of inputs into its valuation.

The following table presents changes in Investments at fair value that use Level 3 inputs as of and for the three and nine months ended September 30, 2012:

	As of and for the Three Months Ended September 30, 2012
	Debt Investments	Preferred Equity/Mezzanine Investments	Total
Balance, beginning of period	$394,598	$9,050	$403,648
Purchases	116,051	—	116,051
Repayments / redemptions	(45,742)	—	(45,742)
Paid-in-kind interest	556	—	556
Net change in unrealized gains	4,229	950	5,179
Net amortization of discount on securities	1,508	—	1,508

Balance, End of Period	$471,200	$10,000	$481,200

	As of and for the Nine Months Ended September 30, 2012
	Debt Investments	Preferred Equity/Mezzanine Investments	Total
Balance, beginning of period	$174,348	$10,000	$184,348
Purchases	414,992	(5)	414,987
Proceeds from investments	(60,905)	—	(60,905)
Repayments / redemptions	(53,146)	—	(53,146)
Paid-in-kind interest	1,137	—	1,137
Net change in unrealized gains	6,241	5	6,246
Realized gains	522	—	522
Net amortization of discount on securities	2,181	—	2,181
Transfers out of Level 3	(14,170)	—	(14,170)

Balance, End of Period	$471,200	$10,000	$481,200

Rare Restaurant Group, LLC transferred out of Level 3 during the three months ended March 31, 2012, as a result of changes in the observability of inputs into its valuation.

The following table presents information with respect to net change in unrealized appreciation or depreciation on Investments at fair value for the three and nine months ended September 30, 2013 and 2012 for which Level 3 inputs were used in determining fair value that are still held by the Company as of September 30, 2013 and 2012:

	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended September 30, 2013 on Investments Held at September 30, 2013	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended September 30, 2012 on Investments Held at September 30, 2012
Debt investments	$2,166	$4,229
Preferred equity / mezzanine investments	—	950
Common equity	(305)	—

Total	$1,861	$5,179

	Net Change in Unrealized Appreciation or Depreciation for the Nine Months Ended September 30, 2013 on Investments Held at September 30, 2013	Net Change in Unrealized Appreciation or Depreciation for the Nine Months Ended September 30, 2012 on Investments Held at September 30, 2012
Debt investments	$6,414	$6,241
Preferred equity / mezzanine investments	—	5
Common equity	(1,060)	—

Total	$5,354	$6,246

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Fair Value (1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
Debt investments	$764,540	Income Approach	Market Yield	5.90% — 12.06% (10.01%)	Decrease
Preferred equity / mezzanine	$780	Market Approach (2)
Common equity	$940	Market Approach	EBITDA Multiple	9.5x	Increase

	December 31, 2012
	Fair Value (1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
Debt investments	$452,831	Income Approach	Market Yield	7.00% — 11.29%(9.84%)	Decrease
Common equity	$2,000	Market Approach (2)

(1)	Excludes $69.5 million and $114.5 million of debt investments as of September 30, 2013 and December 31, 2012, respectively, which, due to the proximity of the transactions relative to the measurement date, were valued by using the value implied from such transactions.
(2)	Due to the proximity of the transaction relative to the measurement date, the value implied from the transaction is representative of the fair value for the investments as of September 30, 2013 and December 31, 2012, respectively.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2013 and December 31, 2012, approximates its carrying value as the outstanding balances are callable at carrying value.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s financial assets and liabilities as of September 30, 2013 and December 31, 2012, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and borrowings, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2013 and December 31, 2012, the Company’s asset coverage was 265.9% and 244.6%, respectively.

Debt obligations consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$100,000	$53,000	$47,000
Revolving Credit Facility (Natixis)	100,000	67,767	7,137
Revolving Credit Facility (SunTrust)	400,000	217,500	182,500

Total Debt Obligations	$600,000	$338,267	$236,637

	December 31, 2012
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$165,000	$85,000
Revolving Credit Facility (Natixis)	100,000	66,836	4,808
Revolving Credit Facility (SunTrust)	200,000	100,000	100,000

Total Debt Obligations	$550,000	$331,836	$189,808

(1)	The amount available considers any limitations related to the respective debt facilities’ borrowing bases. On November 8, 2013, the Reinvestment Period of the Revolving Credit Facility (Natixis) expired and accordingly any availability under the facility terminated.

For the three and nine months ended September 30, 2013 and 2012, the components of interest expense, average debt outstanding, and weighted average interest rate on borrowings were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Stated interest expense	$1,797	$962	$4,665	$2,082
Commitment fees	341	365	1,151	783
Amortization of debt issuance cost	513	453	1,514	991

Total Interest Expense	$2,651	$1,780	$7,330	$3,856

Average debt outstanding	$270,999	$127,145	$226,294	$92,398
Weighted average interest rate	2.6%	3.0%	2.7%	2.9%

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

Revolving Credit Facility (Natixis)

On July 17, 2013, the Company’s wholly-owned subsidiary TPG SL SPV, LLC amended the Revolving Credit Facility (Natixis). The amendment included additional options in the matrix table used in connection with managing the various benchmarks and compliance with the facility’s collateral quality tests.

The Revolving Credit Facility (Natixis) is secured by a perfected first priority security interest in the assets of TPG SL SPV, LLC, a wholly-owned subsidiary of the Company (the “Subsidiary”) and on any payments received by the Subsidiary in respect of such assets and, as such, are not available to pay the debts of the Company. As of September 30, 2013 and December 31, 2012, the Subsidiary had $177.0 million and $163.8 million, respectively, in assets, including $167.6 million and $154.4 million, respectively, in investments, and $68.3 million and $67.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of September 30, 2013 and December 31, 2012, the Subsidiary had $5.8 million and $4.3 million, respectively, in restricted cash, a component of Prepaid expenses and other assets, in the accompanying consolidated financial statements.

Revolving Credit Facility (SunTrust)

On July 2, 2013, the Company entered into an agreement to amend and restate the Revolving Credit Facility (SunTrust), effective on July 3, 2013. The amended and restated facility, among other things, (a) increased the size of the facility from $200 million to $350 million; (b) increased the limit for swingline loans from $30 million to $50 million; (c) extended the expiration of the revolving period from August 24, 2015 to June 30, 2017, during which period the Company, subject to certain conditions, may make borrowings under the facility; (d) extended the stated maturity date from August 23, 2016 to July 2, 2018; (e) modified pricing; and, (f) increased advance rates for certain types of investments used in determining the borrowing base.

The amended and restated facility also reduced the fee rate on undrawn commitment amounts from 0.500% to 0.375% per annum. The amended and restated facility continues to be guaranteed by certain subsidiaries of the Company and secured by a perfected first-priority security interest in substantially all the portfolio investments held by the Company and each guarantor.

The amended and restated facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $550 million. On September 30, 2013, the Company exercised its right under the accordion feature and increased the size of the facility to $400 million.

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

As of September 30, 2013 and December 31, 2012, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2013 and December 31, 2012, the Company had the following commitments to fund investments:

	September 30, 2013	December 31, 2012
Senior secured revolving loan commitments	$20,782	$17,500
Senior secured term loan commitments	14,100	14,500

Total Portfolio Company Commitments	$34,882	$32,000

Other Commitments and Contingencies

As of September 30, 2013 and December 31, 2012, the Company had $1.5 billion and $1.4 billion, respectively, in total capital commitments from investors ($1.0 billion and $1.0 billion unfunded, respectively), of which $117.1 million and $114.1 million, respectively, is from the Adviser and its affiliates ($76.7 million and $76.6 million unfunded, respectively).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2013, management is not aware of any pending or threatened litigation.

9. Net Assets

The following tables summarize the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
	Shares Issued	Proceeds Received
February 20, 2013	31,184	$31,857
September 13, 2013 (1)	24,504	25,000

Total Capital Drawdowns	55,688	$56,857

(1)	As of September 30, 2013, there were $0.1 million in capital drawdowns outstanding from investors. On October 2, 2013, all outstanding amounts had been received by the Company.

	Nine Months Ended September 30, 2012
	Shares Issued	Proceeds Received
February 15, 2012	6,525	$6,429
February 22, 2012	35,521	35,000
March 29, 2012	76,137	75,000
May 31, 2012	13,379	13,459
June 29, 2012 (1)	34,789	35,000
September 26, 2012	22,439	22,698

Total Capital Drawdowns	188,790	$187,586

(1)	As of June 30, 2012, there were $2.9 million in capital drawdowns outstanding from investors. On July 13, 2012, all outstanding amounts had been received by the Company.

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to investors who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
Date Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2012	December 31, 2012	March 12, 2013	5,159
March 31, 2013	March 31, 2013	May 7, 2013	6,550
June 30, 2013	June 30, 2013	August 6, 2013	7,046

Total Shares Issued			18,755

	Nine Months Ended September 30, 2012
Date Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2011	December 31, 2011	March 20, 2012	343
March 20, 2012	March 31, 2012	May 16, 2012	1,458
May 9, 2012	June 30, 2012	August 7, 2012	3,316

Total Shares Issued			5,117

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

10. Dividends

The following tables summarize the dividends declared during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
Date Declared	Record Date	Payment Date	Dividend per Share
March 12, 2013	March 31, 2013	May 6, 2013	$25.49
June 30, 2013	June 30, 2013	July 31, 2013	26.47
September 30, 2013	September 30, 2013	October 31, 2013	25.36

Total			$77.32

	Nine Months Ended September 30, 2012
Date Declared	Record Date	Payment Date	Dividend per Share
March 20, 2012	March 31, 2012	May 7, 2012	$10.51
May 9, 2012	June 30, 2012	August 3, 2012	21.50
September 30, 2012	September 30, 2012	October 30, 2012	24.30

Total			$56.31

The dividends declared during the nine months ended September 30, 2013 and 2012, were derived from net investment income, determined on a tax basis.

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

The tax basis of the Company’s investments as of September 30, 2013 and December 31, 2012, approximates their amortized cost.

For the three and nine months ended September 30, 2013, a net expense of $0.1 million and $0.1 million, respectively, was recorded for U.S. federal excise tax. For the three and nine months ended September 30, 2012, we did not incur any U.S. federal excise tax.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a share of Common Stock outstanding during the three months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30, 2013	September 30, 2012
Per Share Data
Net asset value, beginning of period	$1,012.93	$980.51
Net investment income (1)	79.69	60.67
Net unrealized and realized gains	8.36	23.37

Total from investment operations	88.05	84.04
Dividends declared (2)	(77.32)	(56.31)

Total increase in net assets	10.73	27.73

Net Asset Value, End of Period	$1,023.66	$1,008.24

Shares Outstanding, End of Period	548,121	370,440

Total Return (3) (4)	8.7%	8.6%

Ratios / Supplemental Data
Ratio of net expenses to average net assets (4)	4.7%	5.3%
Ratio of net investment income to average net assets (4)	7.8%	5.8%
Net assets, end of period	$561,089	$373,491
Weighted-average shares outstanding	508,294	282,445
Total committed capital, end of period (5)	$1,500,000	$1,402,970
Ratio of total contributed capital to total committed capital, end of period	34.5%	25.7%
Year of formation	2010	2010

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(4)	Not annualized.
(5)	Amount includes $117.1 million and $98.4 million of commitments from the Adviser and its affiliates as of September 30, 2013 and 2012, respectively.

13. Subsequent Events

Revolving Credit Facility (DBTCA)

On November 5, 2013, the Company entered into an agreement to amend the Revolving Credit Facility (DBTCA) by extending the stated maturity date from December 22, 2013 to June 30, 2014.

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

PORTFOLIO INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2013 and 2012, is presented below (information presented herein is at amortized cost (1) unless otherwise indicated):

($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Principal amount of investments funded (2):
Senior term debt	$150.7	$140.9
Senior secured revolving loan	9.3	—
Corporate bonds	11.2	0.9
Preferred equity / mezzanine	0.8	—

Total	$172.0	$141.8

New investment commitments (3):
Portfolio companies	$16.9	$5.6
Average Total Investment in New Portfolio Companies (4):	$28.2	$21.0

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Amount of investments funded includes amounts originally funded in the period on term loans and revolving credit facilities, but not amounts subsequently repaid by borrowers in the period.
(3)	New investment commitments include new agreements to fund revolving credit facilities and term loans not funded at closing.
(4)	“Average Total Investment in New Portfolio Companies” is computed as the average of all new portfolio company debt and equity investments made during the period, including investment commitments not yet funded.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013		December 31, 2012
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Senior term debt and revolving loans	10.2%	10.4%	10.2%	10.4%
Junior secured loans	12.2%	13.2%	13.7%	14.2%
Corporate bonds	8.9%	9.1%	11.0%	11.0%
Debt and income producing securities	10.4%	10.6%	10.6%	10.7%

RESULTS OF OPERATIONS

The primary driver of change between the results of our operations for the three and nine months ended September 30, 2013 versus the comparable periods in 2012 is related to our investing and other related business activities as we continued to establish our business and deploy our available capital.

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

Investment income for the three and nine months ended September 30, 2013, was $23.3 million and $65.0 million, respectively, which consisted of $22.8 million and $63.3 million, respectively, in interest income and $0.5 million and $1.7, respectively, in other income from non-controlled, non-affiliated investments.

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

Net expenses for the three and nine months ended September 30, 2013 were $8.6 million and $24.4 million, respectively, which consisted of $2.7 million and $7.3 million, respectively, of interest expense, $1.6 million and $4.7 million, respectively, in Management Fees (net of waivers), $2.9 million and $8.1 million, respectively, in Incentive Fees, $0.9 million and $2.4 million, respectively, in professional fees, $0.1 million and $0.2 million, respectively, in directors’ fees, and $0.6 million and $1.7 million, respectively, in other general and administrative expenses.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income. For the three and nine months ended September 30, 2013, a net expense of $0.1 million and $0.1 million, respectively, was recorded for U.S. federal excise tax. For the three and nine months ended September 30, 2012, we did not incur any U.S. federal excise tax.

Net Change in Unrealized Gains/Losses

We value our investments quarterly and any changes in fair value are recorded as unrealized gains or losses.

During the three and nine months ended September 30, 2013 and 2012, the net change in unrealized gains (losses) on our investment portfolio was comprised of the following:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Change in unrealized gains	$5.8	$6.8	$10.1	$7.9
Change in unrealized losses	(3.0)	(1.8)	(4.9)	(1.7)

Net Change in Unrealized Gains	$2.8	$5.0	$5.2	$6.2

The net change in unrealized gains (losses) for the three and nine months ended September 30, 2013 and 2012, consisted of the following (certain gains (losses) have been rounded to zero):

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Actian Corporation	$0.5	$—	$0.2	$—
AFS Technologies, Inc.	0.7	0.9	0.8	(0.2)
AMF Bowling Worldwide, Inc.	1.0	—	1.0	—
Attachmate Corporation	—	0.2	—	0.2
Campus Management, Inc.	—	—	—	—
Centaur, LLC.	—	—	0.1	—
Center Cut Hospitality, Inc.	—	(0.4)	—	(0.3)
Checkers Drive-In Restaurants, Inc.	(0.3)	—	—	—
Consona Holdings, Inc.	(0.1)	0.1	(0.3)	0.1
Ecommerce Industries, Inc.	—	0.2	(0.1)	0.2
El Pollo Loco, Inc.	—	(0.1)	—	—
Embarcadero Technologies, Inc.	0.1	—	0.8	—
eResearch Technology, Inc.	—	0.8	(0.6)	0.8
Federal Signal Corporation	—	(0.1)	(2.2)	1.0
Global Geophysical	—	—	—	—
Heartland Automotive, LLC	(0.5)	(0.1)	—	(0.1)
Infogix, Inc.	(0.2)	0.2	0.1	0.2
Intelident Solutions, Inc.	—	—	(0.1)	—
International Equipment Solutions, Inc.	(0.3)	—	(0.1)	—
Jeeves Information Systems AB.	1.4	—	0.6	—
Mandalay Baseball Properties, LLC	(0.2)	0.4	0.6	0.4
Mannington Mills, Inc.	0.2	3.2	2.1	3.4
Mediware Information Systems, Inc.	0.4	—	0.9	—
MSC Software Corporation	(0.1)	—	0.1	0.2
Network Merchants, Inc	—	—	—	—
The Newark Group, Inc.	0.7	—	0.9	—
PAI Group, Inc.	0.2	—	—	—
Rare Restaurant Group, LLC.	—	—	—	0.1
Rogue Wave Holdings, Inc.	0.1	0.1	0.1	0.1
Sage Automotive Interiors, Inc.	(0.1)	—	0.2	—
Soho House Bond Ltd.	0.3	—	0.3	—
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP)	—	0.5	—	1.0
SRS Software, LLC.	(0.4)	—	(1.3)	—
SumTotal Systems, LLC.	(0.1)	—	—	—
Synagro Technologies, Inc.	0.2	(1.1)	1.2	(1.1)
Teletrac, Inc.	(0.7)	—	(0.1)	—
Vivint, Inc.	—	0.2	—	0.2

Subtotal	2.8	5.0	5.2	6.2

Foreign currency forward contracts	(1.9)	—	(1.2)	—

Net Change in Unrealized Gains	$0.9	$5.0	$4.0	$6.2

Net Realized Gains/Losses

During the three and nine months ended September 30, 2013 and 2012, realized gains (losses) consisted of the following (certain gains (losses) have been rounded to zero):

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Centaur, LLC	$—	$—	$0.1	$—
Checkers Drive-In Restaurants, Inc.	0.5	—	0.8	—
El Pollo Loco, Inc.	—	0.7	—	0.7
Embarcadero Technologies, Inc.	—	—	0.1	—

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Mannington Mills, Inc.	—	—	—	0.4
Rare Restaurant Group, LLC.	—	—	—	2.6
Rogue Wave Holdings, Inc.	—	—	—	0.1
Synagro Technologies, Inc.	—	—	0.1	—

Subtotal	0.5	0.7	1.1	3.8

Foreign currency forward contracts	0.3	—	0.3	—

Net Realized Gains	$0.8	$0.7	$1.4	$3.8

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

During the three and nine months ended September 30, 2013, we entered into foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd. Other than these foreign currency forward contracts, we did not enter into any other interest rate or other derivative agreements.

The foreign currency forward contracts are intended to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s foreign currency forward contracts typically have terms of approximately one month. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the three and nine months ended September 30, 2012, we did not enter into any interest rate, foreign exchange or other derivative agreements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had $19.6 million in cash and cash equivalents on hand, a decrease of $142.2 million from December 31, 2012. The decrease was primarily attributable to investments made during the period. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Adviser); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our shares.

We expect to generate additional cash from (1) operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from banks or other lenders.

Cash and cash equivalents on hand as of September 30, 2013, combined with our uncalled capital commitments of $1.0 billion, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the nine months ended September 30, 2013, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including our Adviser, providing for the private placement of our Common Stock. The subscription agreements brought our total capital commitments to $1.5 billion ($117.1 million from the Adviser and its affiliates), the maximum agreed to with our investors. Offering costs associated with the private placements were absorbed by the Adviser. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of 10 business days’ prior notice.

As of September 30, 2013 and December 31, 2012, we had $1.5 billion and $1.4 billion, respectively, in total capital commitments from investors ($1.0 billion and $1.0 billion unfunded, respectively), of which $117.1 million and $114.1 million, respectively, is from the Adviser and its affiliates ($76.7 million and $76.6 million unfunded, respectively).

During the nine months ended September 30, 2013, we delivered drawdown notices to our investors relating to the issuance of 55,688 shares of our Common Stock for aggregate offering proceeds of $56.9 million. During the nine months ended September 30, 2012, we delivered drawdown notices to our investors relating to the issuance of 188,790 shares of our Common Stock for aggregate offering proceeds of $187.6 million. See Note 9 to our consolidated financial statements for the dates and amounts of our drawdowns. Proceeds from the issuances were used in our investing activities and for other general corporate purposes.

In addition to the drawdown noted above, during the nine months ended September 30, 2013, we issued 18,755 shares of our Common Stock, respectively, to investors who have not opted out of our dividend reinvestment plan. During the nine months ended September 30, 2012, we issued 5,117 shares of our Common Stock, respectively, to investors who have not opted out of our dividend reinvestment plan.

The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such investor by the net asset value per share of our Common Stock as of the declaration dates of the dividends. The Common Stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

Debt

Debt obligations consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$100.0	$53.0	$47.0
Revolving Credit Facility (Natixis)	100.0	67.8	7.1
Revolving Credit Facility (SunTrust)	400.0	217.5	182.5

Total Debt Obligations	$600.0	$338.3	$236.6

	December 31, 2012
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250.0	$165.0	$85.0
Revolving Credit Facility (Natixis)	100.0	66.8	4.8
Revolving Credit Facility (SunTrust)	200.0	100.0	100.0

Total Debt Obligations	$550.0	$331.8	$189.8

(1)	The amount available considers any limitations related to the respective debt facilities’ borrowing bases.

As of September 30, 2013 and December 31, 2012, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

See Recent Developments below for a summary of recent events related to our revolving credit facilities.

OFF BALANCE SHEET ARRANGEMENTS

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2013 and December 31, 2012, we had the following commitments to fund investments:

($ in millions)	September 30, 2013	December 31, 2012
Senior secured revolving loan commitments	$20.8	$17.5
Senior secured term loan commitments	14.1	14.5

Total Portfolio Company Commitments	$34.9	$32.0

Other Commitments and Contingencies

As of September 30, 2013 and December 31, 2012, we had $1.5 billion and $1.4 billion, respectively, in total capital commitments from investors ($1.0 billion and $1.0 billion unfunded, respectively), of which $117.1 million and $114.1 million, respectively, is from the Adviser and its affiliates ($76.7 million and $76.6 million unfunded, respectively).

CONTRACTUAL OBLIGATIONS

A summary of our contractual payment obligations as of September 30, 2013 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (DBTCA)	$53.0	$53.0	$—	$—	$—
Revolving Credit Facility (Natixis)	67.8	—	—	—	67.8
Revolving Credit Facility (SunTrust)	217.5	—	—	217.5	—

Total Contractual Obligations	$338.3	$53.0	$—	$217.5	$67.8

In addition to the contractual payment obligations in the tables above, we also have commitments to fund investments. See the Off Balance Sheet Arrangements section above.

RECENT DEVELOPMENTS

Revolving Credit Facility (DBTCA)

On November 5, 2013, the Company entered into an agreement to amend the Revolving Credit Facility (DBTCA) by extending the stated maturity date from December 22, 2013 to June 30, 2014.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We also fund portions of our investments with borrowings, and at such time, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2013, the majority of the investments at fair value in our portfolio were at variable rates. Our credit facilities also bear interest at floating rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our balance sheet as of September 30, 2013, the following table shows the impact on net income for the three months ended September 30, 2013, of base rate changes in interest rates (considering interest rate floors and ceilings for variable rate instruments) assuming no changes in our investment and borrowing structure:

($ in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$6.1	$2.1	$4.0
Up 200 basis points	$4.0	$1.4	$2.6
Up 100 basis points	$2.0	$0.7	$1.3
Down 100 basis points	$(0.2)	$(0.7)	$0.5
Down 200 basis points	$(0.2)	$(1.4)	$1.2
Down 300 basis points	$—	$(2.1)	$2.1

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by our Adviser and its affiliates for each month in the three month period ended September 30, 2013:

				Maximum Number
($ in thousands, except per share amounts) Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2013	$—	—	—	$—
August 2013	—	—	—	—
September 2013	1,020.24	1,914	1,914	76,706

Total	$1,020.24	1,914	1,914	$76,706

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

TPG SPECIALTY LENDING, INC.

Date: November 8, 2013	By:	/s/ Michael Fishman
Michael Fishman
Chief Executive Officer

Date: November 8, 2013	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer