Form 10-K
period 2013-12-31
TPG Specialty Lending, Inc.
filed 2014-03-04
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of December 31, 2013, there was no established public market for the registrant’s common stock.

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at March 4, 2014 was 41,762,724.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2014 annual meeting of stockholders are incorporated by reference in Part III.

TPG SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2013

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

In addition to factors previously identified elsewhere in the reports and other documents TPG Specialty Lending, Inc. has filed with the Securities and Exchange Commission, or SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	an economic downturn could impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in those portfolio companies;

•

such an economic downturn could disproportionately impact the companies in which we have invested and others that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	such an economic downturn could also impact availability and pricing of our financing;

•	an inability to access the capital markets could impair our ability to raise capital and our investment activities; and

•	the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and elsewhere in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the 1934 Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I

In this Annual Report, except where the context suggests otherwise, the terms “TSL,” “we,” “us,” “our,” and “the Company” refer to TPG Specialty Lending, Inc. The term “Adviser” refers to TSL Advisers, LLC, a Delaware limited liability company. The term “TSSP” refers to TPG Special Situations Partners. The term “TPG” refers to TPG Global, LLC and its affiliates.

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, we have originated more than $2.2 billion aggregate principal amount of investments and retained approximately $1.5 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine loans and investments in corporate bonds and equity securities. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. In conducting our investment activities, we believe that we benefit from the significant scale and resources of our Adviser and its affiliates.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations. We invest in first-lien debt, second-lien debt, mezzanine debt and equity investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Based on fair value as of December 31, 2013, our portfolio consisted of 86.3% first-lien debt investments, 13.5% second-lien debt investments, and 0.2% equity investments. Approximately 98.8% of our investments based on fair value as of December 31, 2013 are floating rate in nature, subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2013 and 2012, we had debt and equity investments in 27 and 21 portfolio companies, respectively. As of December 31, 2013, our average investment in each of our portfolio companies was $37.6 million.

As of December 31, 2013, our portfolio was invested across 17 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2013, were business services, financial services, and healthcare and pharmaceuticals, which represented, as a percentage of our portfolio, 16.5%, 11.6%, and 10.8%, respectively. We expect that no single investment will represent more than 15% of our total investment portfolio, based on fair value.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Because we elected to be a BDC and have elected to be treated as a RIC for U.S. tax purposes, our portfolio is and will continue to be subject to diversification and other requirements to maintain such status elections.

We borrow money from time to time within the levels permitted by the 1940 Act to fund investments and for general corporate purposes. Under the 1940 Act, we can incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings, as well as the risks of those borrowings compared to our investment outlook. Currently, we employ a variety of credit facilities. We may, in the future, enter into other credit facilities. The use of borrowed funds or the proceeds of preferred stock offerings to make investments has its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock are borne by us, and ultimately the holders of our common stock. See “Risk Factors—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

To date, we have conducted private offerings of our common stock to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended, or the Securities Act, and other applicable securities laws. At the closing of each private offering, investors made capital commitments to purchase our common stock from time to time at net asset value. We have raised a total of $1.5 billion in committed capital in private offerings, which does not include equity issued through our dividend reinvestment plan. As of December 31, 2013, we have drawn $517.5 million of these capital commitments, and issued $35.6 million of equity through our dividend reinvestment plan.

Our operations comprise only a single reportable segment.

Our Investment Adviser and Investments

Investment Adviser

TSL Advisers, LLC is our external manager. Our Adviser is a Delaware limited liability company and acts as our investment adviser and administrator. Our Adviser is also a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

Our Adviser sources and manages our portfolio through our Investment Team, a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Co-Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly, our Co-Chief Executive Officer Michael Fishman and our Adviser’s Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of TSSP and TPG.

TSSP, which encompasses TPG Specialty Lending, TPG Opportunities Partners and TPG Institutional Credit Partners, is TPG’s special situations and credit platform. TSSP had over $8.5 billion of assets under management as of December 31, 2013, as adjusted for commitments accepted on January 2, 2014. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 80 investment and operating professionals. Twenty of these personnel are dedicated to our business, including 16 investment professionals. The TSSP members of the Investment Review Committee are Joshua Easterly, Michael Fishman, Alan Waxman and David Stiepleman.

TPG is a leading global private investment firm founded in 1992 with over $59 billion of assets under management as of December 31, 2013, as adjusted for commitments accepted on January 2, 2014, and offices in San Francisco, Fort Worth, Austin, New York and throughout the world. In addition to TSSP, TPG’s investment business includes discrete investment platforms focused on a range of alternative investment products, including TPG Capital, which is TPG’s flagship large capitalization private equity business and focuses on global investments across all major industry sectors; TPG Growth, which invests in small- and middle-market growth equity and corporate opportunities in all major industry sectors in North America and in other developed and emerging markets; TPG Biotechnology Partners, which invests in early- and late-stage venture capital opportunities in the biotechnology and related life sciences industries; and TPG Real Estate, which is the real estate platform of TPG. TPG has extensive experience with global public and private investments executed through leveraged buyouts, recapitalizations, spinouts, growth investments, joint ventures and restructurings, and has a team of over 250 professionals. The TPG members of the Investment Review Committee are TPG co-founders, David Bonderman and James Coulter, and TPG Senior Partners, Jonathan Coslet and James Gates.

Our Adviser consults with TSSP and TPG in connection with a substantial number of our investments. The TSSP and TPG platforms provide us with a breadth of large and scalable investment resources. We believe we benefit from their market expertise, insights into sector and macroeconomic trends and intensive due diligence capabilities, which help us discern market conditions that vary across industries and credit cycles, identify favorable investment opportunities and manage our portfolio of investments.

Management of the Adviser consists primarily of senior executives of TSSP and TPG. TSSP and TPG executives, including members of our Investment Review Committee and certain of our other senior personnel, own a significant stake in the Adviser. As of December 31, 2013, our Adviser owned 6.3% of our common stock and had committed $100 million in equity capital under a subscription agreement like those entered into with our existing investors.

The Adviser is responsible for managing our day-to-day business affairs, including implementing investment policies and strategic initiatives set by our Investment Team and managing our portfolio under the general oversight of our Investment Review Committee.

On April 15, 2011, we entered into the Investment Advisory Agreement with our Adviser. The Investment Advisory Agreement was subsequently amended on December 12, 2011. Under the Investment Advisory Agreement, the Adviser provides investment advisory services to us.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we pay the Adviser the Management Fee and the Incentive Fee. For a discussion of the Management Fee and Incentive Fee payable by us to the Adviser, see “Management and Other Agreements—Investment Advisory Agreement; Administration Agreement; License Agreement.” Our Board monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

On November 5, 2013, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 5, 2014, and may be extended subject to required approvals.

Investment Criteria/Guidelines

Investment Decision Process

Our investment approach involves, among other things:

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

We seek to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises, while focusing on the absolute and relative value of the investment.

Investment Process Overview

Origination and Sourcing

The substantial majority of our investments are not intermediated and are originated without the assistance of investment banks or other traditional Wall Street sources. In addition to executing direct calling campaigns on companies based on the Adviser’s sector and macroeconomic views, our Investment Team also maintains direct contact with financial sponsors, banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of lending opportunities. The substantial majority of our deals are informed by our current sector views and are sourced directly by our Adviser through our network contacts. We also identify opportunities through our Adviser’s relationships with TSSP and TPG.

Due Diligence Process

The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If the management group responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, our diligence of each opportunity may include:

•	understanding the purpose of the loan, the key personnel and variables, as well as the sources and uses of the proceeds;

•	meeting the company’s management, including top and middle-level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;

•	checking management’s backgrounds and references;

•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

•	contacting customers and vendors to assess both business prospects and standard practices;

•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;

•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;

•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;

•	leveraging TSSP and TPG internal resources with institutional knowledge of the company’s business; and

•	investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process

After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If these senior and other investment professionals are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Issuance of Formal Commitment

Approval of an origination requires the approval of the Investment Review Committee or, depending on the size of the investment, a portion thereof. Once we have determined that a prospective portfolio company is suitable for investment, we work with the management or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

Portfolio Monitoring

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company.

The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

•

An investment is rated 1 if, in the opinion of the Adviser, it is performing as agreed and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements. For these investments, the Adviser generally prepares monthly reports on loan performance and intensive quarterly asset reviews.

•

An investment is rated 2 if it is performing as agreed, but, in the opinion of the Adviser, there may be concerns about the company’s operating performance or trends in the industry. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also researches any areas of concern with the objective of early intervention with the borrower.

•

An investment will be assigned a rating of 3 if it is paying as agreed but a covenant violation is expected. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also adds the company to its “watch list” and researches any areas of concern with the objective of early intervention with the borrower.

•

An investment will be assigned a rating of 4 if a material covenant has been violated, but the company is making its scheduled payments. For these investments, the Adviser prepares a bi-monthly asset review email and generally has monthly meetings with senior management. For investments where there have been material defaults, including bankruptcy filings, failures to achieve financial performance requirements or failure to maintain liquidity or loan-to-value requirements, the Adviser often will take immediate action to protect its position. These remedies may include negotiating for additional collateral, modifying loan terms or structure, or payment of amendment and waiver fees.

•

A rating of 5 indicates an investment is in default on its interest or principal payments. For these investments, our Adviser reviews the loans on a bi-monthly basis and, where possible, pursues workouts that achieve an early resolution to avoid further deterioration. The Adviser retains legal counsel and takes actions to preserve our rights, which may include working with the borrower to have the default cured, to have the loan restructured or to have the loan repaid through a consensual workout.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013:

Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$859.4	84.6%
2	116.4	11.4%
3	40.7	4.0%
4	—	—
5	—	—

Total	$1,016.5	100.0%

Investment Review Committee

The Adviser manages our portfolio under the general oversight of the Investment Review Committee. The Investment Review Committee includes certain individuals who are senior personnel of the Adviser, TSSP and TPG, as well as certain other persons appointed by the Adviser from time to time. Our Investment Team and the Investment Review Committee are supported by and have access to the investment professionals, analytical capabilities and support personnel of TPG. Some of the officers and employees of the Adviser, including some of its senior officers, are also employees of TPG. See “Management” and “Related-Party Transactions and Certain Relationships.”

Structure of Investments

Since beginning our investment activities in July 2011, we have sought to generate current income primarily in U.S.-domiciled middle market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine loans and investments in corporate bonds and equity securities.

Debt Investments

The terms of our debt investments are tailored to the facts and circumstances of each transaction and prospective portfolio company. We negotiate the structure of each investment to protect our rights and manage our risk while providing funding to help the portfolio company achieve its business plan. We invest in the following types of debt:

•

First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “last out” first-lien loans, “unitranche” loans and secured corporate bonds with similar features to these categories of first-lien loans.

•

Stand-alone first-lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.

•

“Last out” first-lien loans. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject.

•

“Unitranche” loans. Unitranche loans combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the borrower most, if not all, of the capital structure above the equity. The primary advantages to the borrower are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues.

•

Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.

•

“Mezzanine” debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.

Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. We seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board under some circumstances.

Among the types of first-lien debt in which we invest, we generally are able to obtain higher effective interest rates on our “last out” first-lien loans than on other types of first-lien loans, since our “last-out” first-lien loans generally are more junior in the capital structure. Within our portfolio, we aim to maintain the appropriate proportion among the various types of first-lien loans, as well as second-lien debt and mezzanine debt, which allows us to achieve our target returns while maintaining our targeted amount of credit risk.

Equity Investments

Our loans may include an equity interest in the issuer, such as a warrant or profit participation right. In certain instances, we also will make direct equity investments, although those situations are generally limited to those cases where we are making an investment in a more senior part of the capital structure of the issuer.

Investments

As of December 31, 2013 and December 31, 2012, we had made investments with an aggregate fair value of $1,016.5 million and $653.9 million, respectively, in 27 and 21 portfolio companies, respectively.

Investments consisted of the following at December 31, 2013 and 2012:

	December 31, 2013
($ in millions)	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$863.4	$877.2	$13.8
Second-lien debt investments	131.1	137.5	6.4
Mezzanine debt investments	—	—	—
Equity investments	2.8	1.8	(1.0)

Total Investments	$997.3	$1,016.5	$19.2

	December 31, 2012
($ in millions)	Amortized Cost (1)	Fair Value	Net Unrealized Gains
First-lien debt investments	$575.1	$582.3	$7.2
Second-lien debt investments	67.3	69.6	2.3
Mezzanine debt investments	—	—	—
Equity investments	2.0	2.0	—

Total Investments	$644.4	$653.9	$9.5

(1) Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
Aerospace and defense	5.3%	8.6%
Automotive	6.1%	8.9%
Beverage, food, and tobacco	4.5%	8.6%
Business services	16.5%	4.7%
Capital equipment	—	11.0%
Construction and building	5.1%	8.1%
Containers and packaging	4.6%	—
Education	2.9%	—
Environmental industries	—	0.7%
Financial services	11.6%	15.0%
Healthcare and pharmaceuticals	10.8%	17.2%
Hotel, gaming, and leisure	7.2%	4.4%
Human resource support services	5.2%	2.3%
Insurance	3.2%	4.6%
Manufacturing	2.7%	—
Metals and mining	3.3%	—
Office products	2.0%	3.3%
Oil, gas and consumable fuels	3.9%	—
Transportation	5.1%	2.6%

Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare and pharmaceuticals, and business services) and not by the product or services (such as software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
United States
Midwest	14.2%	18.8%
Northeast	21.7%	17.8%
South	19.7%	25.7%
West	35.5%	37.7%
Europe	8.9%	—

Total	100.0%	100.0%

Loan Commitments

As of December 31, 2013 and 2012, we had the following commitments to fund investments:

($ in millions)	December 31, 2013	December 31, 2012
Senior secured revolving loan commitments	$18.4	$17.5
Senior secured term loan commitments	36.6	14.5

Total Portfolio Company Commitments	$55.0	$32.0

Capital Commitments

As of December 31, 2013 and 2012, we had $1.5 billion and $1.4 billion, respectively, in total capital commitments from investors ($1.0 billion and $0.9 billion unfunded, respectively), of which $117.1 million and $114.1 million, respectively, is from the Adviser and its affiliates ($76.7 million and $76.6 million unfunded, respectively).

Competition

We compete for investments with a number of BDCs and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, or SPACs, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, or PIPEs, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we expect to face, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Capital Resources and Borrowings

We anticipate generating cash in the future from issuances of common stock and cash flows from operations, including interest received on our cash and cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. See “Capital Commitments” above for our total capital available from investors.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2013 and 2012, our asset coverage was 232.9% and 244.6%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Debt Obligations. Our debt obligations consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$100.0	$32.0	$68.0
Revolving Credit Facility (Natixis)	100.0	77.8	—
Revolving Credit Facility (SunTrust)	400.0	322.5	77.5

Total Debt Obligations	$600.0	$432.3	$145.5

	December 31, 2012
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250.0	$165.0	$85.0
Revolving Credit Facility (Natixis)	100.0	66.8	4.8
Revolving Credit Facility (SunTrust)	200.0	100.0	100.0

Total Debt Obligations	$550.0	$331.8	$189.8

(1) The amount available considers any limitations related to the respective debt facilities’ borrowing bases.

For the years ended December 31, 2013, 2012 and 2011, the components of interest expense were as follows:

($ in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest expense	$7.2	$3.3	$0.4
Commitment fees	1.4	1.2	0.2
Amortization of debt issuance costs	1.9	1.5	0.2

Total Interest Expense	$10.5	$6.0	$0.8

For more information on our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Dividend Policy

To maintain our status as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to stockholders. In addition, to avoid the imposition of a nondeductible 4% U.S. federal excise tax, we must distribute (or be treated as distributing) in each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;

•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and

•	100% of any income or gains recognized, but not distributed, in preceding years.

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS—Risks related to Our Business and Structure—We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

The number of shares to be issued to a stockholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the dividend payable to such stockholder by (i) prior to an initial public offering of our common stock, or IPO, the net asset value per share of our common stock as of the last day of our fiscal quarter immediately preceding the date such dividend was declared, or the Reference NAV; provided that in the event a dividend is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share of our common stock as of such day; or, (ii) following an IPO, the market price of our common stock, subject to certain adjustments. The number of shares to be issued to the stockholder pursuant to the foregoing shall be rounded downward to the nearest whole share to avoid the issuance of fractional shares, with any fractional shares being paid in cash. We intend to use primarily newly issued shares to implement the plan.

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

Administration

Each of our executive officers is an employee of our Adviser or its affiliates. We do not currently have any employees and do not expect to have any employees. Individuals who are employees of our Adviser or its affiliates provide services necessary for our business under the terms of the Investment Advisory Agreement and the Administration Agreement. Our day-to-day investment operations are managed by our Adviser and the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Adviser or its affiliates. Our Investment Team focuses on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on those related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs). See “Investment Advisory Agreement; Administration Agreement; License Agreement” below.

Management Agreements

Investment Advisory Agreement; Administration Agreement; License Agreement

On April 15, 2011, we entered into the Investment Advisory Agreement with our Adviser. The Investment Advisory Agreement was amended on December 12, 2011.

Under the Investment Advisory Agreement, the Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing those changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	determines the assets we will originate, purchase, retain or sell;

•	closes, monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender or equity holder; and

•

provides us other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds, including providing operating and managerial assistance to us and our portfolio companies, as required.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired.

Under the terms of the Investment Advisory Agreement, we pay the Adviser the Management Fee and may also pay certain Incentive Fees.

For the quarterly periods ended September 30, 2011 and June 30, 2011, the Management Fee was calculated at an annual rate of 1.5% based on the value of our gross assets, which equals total assets before deduction of any liabilities, at the end of that calendar quarter, adjusted for share issuances and repurchases during that period. Beginning October 1, 2011, the Management Fee has been calculated at an annual rate of 1.5% based on the average value of our gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. The Management Fee is payable quarterly in arrears and is prorated for any partial month or quarter.

Until such time that we complete an IPO, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay our expenses) as determined as of the end of any calendar quarter. Any waived Management Fees are not subject to recoupment by the Adviser.

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears, equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate” the calculation of which is further explained below, until the Adviser has received 15% of the total pre-Incentive Fee net investment income for that quarter (17.5% subsequent to an IPO) and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 15% of all remaining pre-Incentive Fee net investment income for that quarter (17.5% subsequent to an IPO). The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 15% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a quarter (7.28% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 15% of any pre-Incentive Fee net investment income in excess of 1.82% in any quarter is payable to the Adviser.

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that we may not have received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

(ii)	The second component, payable at the end of each fiscal year in arrears, prior to the end of the quarter in which an IPO is completed, equals 15%, and following the completion of an IPO, will equal a weighted percentage of cumulative realized capital gains from our inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. We refer to this component of the Incentive Fee as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following the end of the quarter in which an IPO is completed, the Incentive Fee rate will be 17.5%. We accrue, but do not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of an IPO, the portion of the Company’s realized capital gains that accrued prior to an IPO will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued following the end of the quarter in which an IPO is completed will be subject to an incentive fee rate of 17.5%.

To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, prior to an IPO, the pre-Incentive Fee net investment income is expressed as a rate of return on an average daily hurdle calculation value. The average daily hurdle calculation value, on any given day, equals:

•	our net assets as of the end of the calendar quarter immediately preceding the day; plus

•	the aggregate amount of capital drawn from investors (or reinvested pursuant to our dividend reinvestment plan) from the beginning of the current quarter to the day; minus

•

the aggregate amount of distributions (including share repurchases) made by us from the beginning of the current quarter to the day (but only to the extent the distributions were not declared and accounted for on our books and records in a previous quarter).

Following an IPO, for purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income will be expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter.

Prior to the completion of an IPO, if cumulative net realized losses from our inception exceeded the aggregate dollar amount of dividends paid by us through that date, the Adviser would forgo the right to receive its quarterly Incentive Fee payments with respect to pre-Incentive Fee net investment income until the time that cumulative net realized losses were less than or equal to the aggregate amount of dividend payments. To date, cumulative net realized losses from our inception have not exceeded the aggregate dollar amount of dividends paid by us.

Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a quarter where we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an Incentive Fee for that quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

We accrue the Incentive Fee taking into account unrealized gains and losses; however, Section 205(b)(3) of the Advisers Act, as amended, prohibits the Adviser from receiving the payment of fees until those gains are realized, if ever.

On November 5, 2013, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 5, 2014, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

The December 12, 2011 amendment to the Investment Advisory Agreement revised the base against which the 1.5% hurdle rate is measured when calculating the Adviser’s entitlement to receive a portion of our pre-Incentive Fee net investment income in any given calendar quarter. The amendment applied retroactively to October 1, 2011, but will not apply following an IPO.

Our Board monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so. The Board also takes into consideration the reimbursement of expenses incurred by the Adviser on our behalf, which expenses include travel expenses, when determining whether to approve renewal of the Investment Advisory Agreement and the Administration Agreement.

On March 15, 2011, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf.

On November 5, 2013, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 5, 2014, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as our director receives any compensation from us for his or her services as a director. However, we reimburse the Adviser or its affiliates for an allocable portion of the compensation paid by the Adviser or its affiliates to our Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings. See “Risk Factors—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser for our future success.”

The Adviser does not assume any responsibility to us other than to render the services described in, and on the terms of the Investment Advisory Agreement and the Administration Agreement, and is not responsible for any action of our Board in declining to follow the advice or recommendations of the Adviser. Under the terms of the Investment Advisory Agreement and the Administration Agreement, the Adviser (and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) shall not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement, the Administration Agreement or otherwise as an investment adviser of ours (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). We shall, to the fullest extent permitted by law, provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a member, manager, officer, employee, agent, controlling person of the Adviser or any other person or entity affiliated with the Adviser or is or was a member of the Adviser’s Investment Review Committee, on the same general terms set forth in Article VIII of our certificate of incorporation.

United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory Agreement will constitute a waiver or limitation of any rights that we may have under any applicable federal or state securities laws.

We also have a license agreement with an affiliate of TPG, pursuant to which we have been granted a non-exclusive license to use the TPG name and logo, for a nominal fee, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “TPG” name or logo.

The following is a graphical representation of the calculation of the income-related portion of the Incentive Fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-Incentive Fee Net Investment Income (expressed as a percentage of the value of net assets)

Percentage of pre-Incentive Fee net investment income allocated to income-related portion of Incentive Fee

Examples of Quarterly Incentive Fee Calculation:

Example 1: Income Related Portion of Incentive Fee (*) (**):

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2%

Hurdle rate (1) = 1.5%

Management fee (2) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-Incentive Fee net investment income

(investment income – (management fee + other expenses)) = 1.425%

Pre-Incentive Fee net investment income does not exceed hurdle rate, therefore there is no Incentive Fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.375%

Hurdle rate (1) = 1.5%

Management fee (2) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-Incentive Fee net investment income

(investment income – (management fee + other expenses)) = 1.8%

Incentive Fee = 100% × pre-Incentive Fee net investment income, subject to the “catch-up” (4)

= 100% × (1.8% – 1.5%)

= 0.3%

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%

Hurdle rate (1) = 1.5%

Management fee (2) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-Incentive Fee net investment income

(investment income – (management fee + other expenses)) = 2.925%

Incentive Fee = 15% × pre-Incentive Fee net investment income, subject to “catch-up” (4)

Incentive Fee = 100% × “catch-up” + (15% × (pre-Incentive Fee net investment income – 1.76%))

Catch-up = 1.76% – 1.5% = 0.26%

Incentive Fee = (100% × 0.26%) + (15% × (2.925% – 1.76%))

= 0.26% + (15% × 1.165%)

= 0.26% + 0.175%

= 0.435%

(1)	Represents 6.0% annualized hurdle rate.
(2)	Represents 1.5% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide the Adviser with an Incentive Fee of 15% on all of our pre-Incentive Fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 15% in any calendar quarter and is not applied once the Adviser has received 15% of investment income in a quarter. The “catch-up” portion of our pre-Incentive Fee Net Investment Income is the portion that exceeds the 1.5% hurdle rate but is less than or equal to approximately 1.76% (that is, 1.5% divided by (1 – 0.15)) in any fiscal quarter.

(*)	This example assumes that this IPO of our common stock has occurred.
(**)	The hypothetical amount of pre-Incentive Fee net investment income shown is based on a percentage of total net assets.

Example 2: Capital Gains Portion of Incentive Fee:

Assumptions

•

Year 1: $10 million investment made in Company A (“Investment A”), $10 million investment made in Company B (“Investment B”), $10 million investment made in Company C (“Investment C”), $10 million investment made in Company D (“Investment D”) and $10 million investment made in Company E (“Investment E”).

•

Year 2: Investment A sold for $20 million, fair market value (“FMV”) of Investment B determined to be $8 million, FMV of Investment C determined to be $12 million, and FMV of Investments D and E each determined to be $10 million.

•

Year 3: IPO of the Company occurs. At IPO, FMV of Investment of B determined to be $8 million, FMV of Investment C determined to be $14 million, FMV of Investment D determined to be $14 million and FMV of Investment E determined to be $16 million.

•

Year 4: $10 million investment made in Company F (“Investment F”), Investment D sold for $12 million, FMV of Investment B determined to be $10 million, FMV of Investment C determined to be $16 million and FMV of Investment E determined to be $14 million.

•	Year 5: Investment C sold for $20 million, FMV of Investment B determined to be $14 million, FMV of Investment E determined to be $10 million and FMV of Investment F determined to $12 million.

•	Year 6: Investment B sold for $16 million, FMV of Investment E determined to be $8 million and FMV of Investment F determined to be $15 million.

•	Year 7: Investment E sold for $8 million and FMV of Investment F determined to be $17 million.

•	Year 8: Investment F sold for $18 million.

These assumptions are summarized in the following chart:

	Investment A	Investment B	Investment C	Investment D	Investment E	Investment F	Cumulative Unrealized Capital Depreciation	Cumulative Realized Capital Losses	Cumulative Realized Capital Gains

Year 1	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	—	—	—	—

Year 2	$20 million (sale price)	$8 million FMV	$12 million FMV	$10 million FMV	$10 million FMV	—	$2 million	—	$10 million

Year 3 (IPO)	—	$8 million FMV at IPO	$14 million FMV at IPO	$14 million FMV at IPO	$16 million FMV at IPO	—	$2 million	—	$10 million

Year 4	—	$10 million FMV	$16 million FMV	$12 million (sale price)	$14 million FMV	$10 million (cost basis)	—	—	$12 million

Year 5	—	$14 million FMV	$20 million (sale price)	—	$10 million FMV	$12 million FMV	—	—	$22 million

Year 6	—	$16 million (sale price)	—	—	$8 million FMV	$15 million FMV	$2 million	—	$28 million

Year 7	—	—	—	—	$8 million (sale price)	$17 million FMV	—	$2 million	$28 million

Year 8	—	—	—	—	—	$18 million (sale price)	—	$2 million	$36 million

The capital gains portion of the Incentive Fee would be:

•	Year 1: None

•	Year 2:

Capital Gains Fee = 15% multiplied by ($10 million realized capital gains on sale of Investment A less $2 million cumulative capital depreciation) = $1.2 million

•	Year 3:

Capital Gains Fee = (Weighted Percentage multiplied by ($10 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $1.2 million cumulative Capital Gains Fee previously paid = $1.2 million less $1.2 million = $0.00

Weighted Percentage = (15% multiplied by ($10 million Pre-IPO Gain Amount divided by $10 million Total Gain Amount )) plus (17.5% multiplied by ($0 Post-IPO Gain Amount divided by $10 million Total Gain Amount)) = 15%

•	Year 4:

Capital Gains Fee = (Weighted Percentage multiplied by ($12 million cumulative realized capital gains)) less $1.2 million cumulative Capital Gains Fee previously paid = $1.8 million less $1.2 million = $0.6 million

Weighted Percentage = (15% multiplied by ($12 million Pre-IPO Gain Amount divided by $12 million Total Gain Amount)) plus (17.5% multiplied by ($0 Post-IPO Gain Amount divided by $10 million Total Gain Amount)) = 15%

•	Year 5:

Capital Gains Fee = (Weighted Percentage multiplied by ($22 million cumulative realized capital gains)) less $1.8 million cumulative Capital Gains Fee previously paid = $3.45 million less $1.8 million = $1.65 million

Weighted Percentage = (15% multiplied by ($16 million Pre-IPO Gain Amount divided by $22 million Total Gain Amount)) plus (17.5% multiplied by ($6 million Post-IPO Gain Amount divided by $22 million Total Gain Amount)) = 15.68%

•	Year 6:

Capital Gains Fee = (Weighted Percentage multiplied by ($28 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $3.45 million cumulative Capital Gains Fee previously paid = $4.18 million less $3.45 million = $0.73 million

Weighted Percentage = (15% multiplied by ($16 million Pre-IPO Gain Amount divided by $28 million Total Gain Amount)) plus (17.5% multiplied by ($12 million Post-IPO Gain Amount divided by $28 million Total Gain Amount)) = 16.07%

•	Year 7:

Capital Gains Fee = (Weighted Percentage multiplied by ($28 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.18 million cumulative Capital Gains Fee previously paid = $4.18 million less $4.18 million = $0.00

Weighted Percentage = (15% multiplied by ($16 million Pre-IPO Gain Amount divided by $28 million Total Gain Amount)) plus (17.5% multiplied by ($12 million Post-IPO Gain Amount divided by $28 million Total Gain Amount)) = 16.07%

•	Year 8:

Capital Gains Fee = (Weighted Percentage multiplied by ($36 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.18 million cumulative Capital Gains Fee previously paid = $5.57 million less $4.18 million = $1.39 million

Weighted Percentage = (15% multiplied by ($16 million Pre-IPO Gain Amount divided by $36 million Total Gain Amount)) plus (17.5% multiplied by ($18 million Post-IPO Gain Amount divided by $36 million Total Gain Amount)) = 16.39%

Payment of Our Expenses

The costs associated with our Investment Team and staff of the Adviser, when and to the extent engaged in providing us investment advisory and management services are paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions. For more information on costs and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of Our Results of Operations.”

In addition, from time to time, the Adviser pays amounts owed by us to third-party providers of goods or services. We subsequently reimburse the Adviser for those amounts paid on our behalf. We also reimburse the

Adviser for the allocable portion of the compensation paid by the Adviser or its affiliates to our Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on those related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs).

All of our expenses are ultimately borne by our stockholders.

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 5, 2014, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty upon not less than 60 days’ written notice.

Indemnification

The Investment Advisory Agreement and the Administration Agreement provide that the Adviser and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it shall not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under this Agreement or otherwise as an investment adviser of ours (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). We will, to the fullest extent permitted by law, provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a member, manager, officer, employee, agent, controlling person or any other person or entity affiliated with the Adviser, including without limitation the Administrator, or is or was a member of the Adviser’s Investment Review Committee, on the same general terms set forth in our certificate of incorporation. See “Description of our Capital Stock.” Our obligation to provide indemnification and advancement of expenses is subject to the requirements of the 1940 Act and Investment Company Act Release No. 11330, which, among other things, preclude indemnification for any liability (whether or not there is an adjudication of liability or the matter has been settled) arising by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of duties, and require reasonable and fair means for determining whether indemnification will be made.

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed it in November 2013. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Adviser;

•	our investment performance and the performance of the Adviser;

•

the extent to which economies of scale would be realized as we grow, and whether the fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of our stockholders;

•	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;

•	any existing and potential sources of indirect income to the Adviser from its relationships with us and the profitability of those income sources;

•	information about the services to be performed and the personnel performing those services under the Investment Advisory Agreement;

•	the organizational capability and financial condition of the Adviser and its respective affiliates; and

•	the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the Independent Directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. In addition, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after any borrowing or issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2013 and 2012 our asset coverage was 232.9% and 244.6%, respectively.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, the Company generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our status as a RIC for U.S. federal income tax purposes. See “Regulated Investment Company Classification” for more information.

In addition, investment companies registered under the 1940 Act and private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the 1940 Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.” We currently do not intend to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock but we may elect to do so if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities. In addition, we may generally issue new common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

We have applied for an exemptive order from the SEC that, if granted, would allow us to co-invest in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already invested with affiliates of TSSP and TPG if certain conditions are met. These conditions include, among others, prior approval by a majority of our Independent Directors. The terms and conditions of the investment applicable to any affiliates of TSSP and TPG also must be the same as those applicable to us.

If the SEC grants our exemptive relief request, to the extent the size of the opportunity exceeds the amount our Adviser independently determines is appropriate for us to invest, our affiliates may be able to co-invest with us. We believe our ability to co-invest with TSSP and TPG affiliates would be particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We would be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which could allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors.

If we are granted exemptive relief, we would undertake that, in connection with any commitment to a co-investment, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Independent Directors would make certain conclusions, including that:

•	the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned; and

•	the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

We cannot assure you, however, when or whether the SEC will grant our exemptive relief request, or that, if granted, it will be on the terms set forth above. See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”

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

•	satisfies any of the following:

•	has an equity market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

•

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

•	Securities of any eligible portfolio company that we control.

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

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “Qualifying Assets” above. However, to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, either controlling the issuer of the securities or any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Senior Securities

As a BDC, the Company generally must have 200% asset coverage for its debt after incurring any new indebtedness, meaning that the total value of the Company’s assets must be at least twice the amount of the debt (i.e., 50% leverage). As of December 31, 2013 and 2012, our asset coverage was 232.9% and 244.6%, respectively.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. There have been no material changes to our Code of Business Conduct and Ethics or material waivers of the code that apply to our Co-Chief Executive Officers or Chief Financial Officer.

We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to the Secretary of the Company, Jennifer Mello, TPG Specialty Lending, Inc. 345 California Street, Suite 3300, San Francisco, CA 94104.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports disclose our conclusions about the effectiveness of our disclosure controls and procedures;

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

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change.

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

The Adviser will vote all proxies based upon the guiding principle of seeking the maximization of the ultimate long term economic value of our stockholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. All proxy voting decisions will require a mandatory conflicts of interest review by the Company’s Chief Compliance Officer in accordance with these policies and procedures, which will include consideration of whether the Adviser or any investment professional or other person recommending how to vote the proxy has an interest in how the proxy is voted that may present a conflict of interest. It is the Adviser’s general policy to vote or give consent on all matters presented to security holders in any proxy, and these policies and procedures have been designed with that in mind. However, the Adviser reserves the right to abstain on any particular vote or otherwise withhold its vote or consent on any matter if, in the judgment of the Company’s Chief Compliance Officer or the relevant investment professional(s), the costs associated with voting such proxy outweigh the benefits to our stockholders or if the circumstances make such an abstention or withholding otherwise advisable and in the best interest of the relevant stockholder(s).

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

We make available on our website (www.tpgspecialtylending.com) our proxy statements, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. We also provide electronic or paper copies of our filings free of charge upon request. Requests may be made in writing addressed to us at 345 California Street, Suite 3300, San Francisco, CA 94104, Attention: TSL Investor Relations, or by emailing us at IRTSL@tpg.com.

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580 Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains this information.

Regulated Investment Company Classification

As a BDC, we have elected to be treated as a RIC for U.S. federal income tax purposes. Our status as a RIC enables us to deduct qualifying distributions to our stockholders, so that we will be subject to corporate-level U.S. federal income taxation only in respect of income and gains that we retain and do not distribute. In addition, certain distributions that we make to certain non-U.S. stockholders with respect to our taxable years commencing after December 31, 2013 may be eligible for look-through tax treatment if Congress extends certain rules to apply to such taxable years.

To maintain our status as a RIC, we must, among other things:

•	maintain our election under the 1940 Act to be treated as a BDC;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, gains from the sale or other disposition of stock or securities and other specified categories of investment income; and

•	maintain diversified holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of our taxable year:

•

at least 50% of the value of our total gross assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if our holdings of such issuer are greater in value than 5% of our total assets or greater than 10% of the outstanding voting securities of such issuer, and

•

no more than 25% of the value of our assets may be invested in securities of any one issuer, the securities of any two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

To maintain our status as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to stockholders. In addition, to avoid the imposition of a nondeductible 4% U.S. federal excise tax, we must distribute (or be treated as distributing) in each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;

•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and

•	100% of any income or gains recognized, but not distributed, in preceding years.

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We generally expect to distribute substantially all of our earnings on a quarterly basis, but will reinvest dividends on behalf of those investors that do not elect to receive their dividends in cash. See “Dividend Policy” and “Dividend Reinvestment Plan” for a description of our dividend policy and obligations. One or more of the considerations described below, however, could result in the deferral of dividend distributions until the end of the fiscal year:

•

We may make investments that are subject to tax rules that require us to include amounts in our income before we receive cash corresponding to that income or that defer or limit our ability to claim the benefit of deductions or losses. For example, if we hold securities issued with original issue discount, that original issue discount may be accrued in income before we receive any corresponding cash payments.

•

In cases where our taxable income exceeds our available cash flow, we will need to fund distributions with the proceeds of sale of securities or with borrowed money, and may raise funds for this purpose opportunistically over the course of the year.

•

The withholding tax treatment of certain dividends payable to certain non-U.S. stockholders depends on whether and when Congress extends the look-through rules applicable to “interest-related dividends” and “short-term capital gain dividends.” The look-through rules expired for taxable years beginning after December 31, 2013.

In certain circumstances (e.g., where we are required to recognize income before or without receiving cash representing such income), we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level U.S. federal income tax.

If in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to our stockholders as ordinary dividends to the extent of our current or accumulated earnings and profits, and distributions would not be required. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next ten years.

In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our stockholders their share of the foreign taxes paid by us.

Recent Developments

On February 18, 2014, we filed a registration statement on Form N-2 (File No. 333-193986) with the SEC related to an initial public offering of our common stock. We expect to use the net proceeds from the initial public offering to repay certain of our indebtedness. The timing of our initial public offering is uncertain. The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective.

On February 24, 2014, we filed a definitive proxy statement with the SEC to solicit consents from our stockholders to effect the following amendments to our certificate of incorporation:

•	an increase in the number of authorized shares of common stock to 400,000,000 shares; and

•	elimination of the ability of stockholders to act by written consent outside of an annual or special meeting of stockholders.

If we receive the requisite consents for one or both of these proposed amendments, we will file a certificate of amendment to our certificate of incorporation effecting the approved amendments.

On December 31, 2013, we delivered a capital drawdown notice to our investors relating to the sale of 4,234,501 shares of our common stock for an aggregate offering price of $65.0 million. The sale closed on January 15, 2014. On February 13, 2014, we issued 502,200 shares of our common stock through our dividend reinvestment plan for $7.8 million. Neither of these issuances of our common stock are reflected in the number of shares issued for the year ended December 31, 2013 as disclosed in this Form 10-K or the consolidated financial statements for the year ended December 31, 2013.

On January 21, 2014, we amended the Revolving Credit Facility (Natixis) to, among other things, increase the size of the facility to $175 million. We also modified pricing under the Revolving Credit Facility (Natixis) to allow TPG SL SPV, at its option, to borrow at an interest rate equal to the lenders’ cost of funds plus a margin, thereby lowering the interest rate currently applicable on our borrowings under the facility. On February 27, 2014, we amended the Revolving Credit Facility (SunTrust) to, among other things, increase the size of the facility to $581.3 million. On February 27, 2014, we terminated the Revolving Credit Facility (DBTCA), effective March 4, 2014. The outstanding balance under the Revolving Credit Facility (DBTCA) was paid down prior to terminating the facility. For more information, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

ITEM 1A. RISK FACTORS

Investing in our common stock involves a number of significant risks. Before you invest in our common stock, you should be aware of various risks associated with the investment, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We are a recently formed company with relatively little operating history.

We began our investing activities on July 8, 2011. As a result, we have relatively limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless.

We are dependent upon management personnel of the Adviser, TSSP, TPG and their affiliates for our future success.

We depend on the experience, diligence, skill and network of business contacts of senior members of our Investment Team. Our Investment Team, together with other professionals at TSSP and TPG and their affiliates, identifies, evaluates, negotiates, structures, closes, monitors and manages our investments. Our success will depend to a significant extent on the continued service and coordination of the senior members of our Investment

Team. The senior members of our Investment Team are not contractually restricted from leaving the Adviser. The departure of any of these key personnel, including members of our Adviser’s Investment Review Committee, could have a material adverse effect on us.

In addition, we cannot assure you that the Adviser will remain our investment adviser or that we will continue to have access to TSSP, TPG or their investment professionals. The Investment Advisory Agreement may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

The 1940 Act imposes numerous constraints on the operations of business development companies. See “Regulation as a Business Development Company” for a discussion of business development company limitations. For example, business development companies are required to invest at least 70% of their total assets in securities of nonpublic or thinly traded U.S. companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. These constraints may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a business development company affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The 1940 Act limits our ability to incur borrowings and issue debt securities and preferred stock, which we refer to as senior securities, requiring that after any borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we borrow money or issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

Although we currently have no plans to issue preferred stock, if we issue preferred stock, it would rank senior to common stock in our capital structure. Preferred stockholders would have separate voting rights on certain matters and may have other rights, preferences or privileges more favorable than those of our common stockholders. The issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock.

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We currently do not intend to sell our common stock, or warrants, options or rights to acquire our common stock at a price below the then-current net asset value per share of our common stock but we may elect to do so if our Board determines that a sale is in the best interests of us and our stockholders and our stockholders approve it. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution and the investors who acquire shares in the offering may thereafter experience the same type of dilution from subsequent offerings at a discount.

In addition to issuing securities to raise capital as described above, we could securitize our investments to generate cash for funding new investments. To securitize our investments, we likely would create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of investments before any of the debt securities would be exposed to the losses. An inability to successfully securitize our investment portfolio could limit our ability to grow or fully execute our business and could adversely affect our earnings, if any. The successful securitization of our investment could expose us to losses because the portions of the securitized investments that we would typically retain tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization. In connection with any future securitization of investments, we may incur greater set-up and administration fees relating to such vehicles than we have in connection with financing of our investments in the past. See “—We may securitize certain of our investments, which may subject us to certain structured financing risks.”

We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.

As part of our business strategy, we borrow from and may in the future issue senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the Management Fee is payable based on our gross assets, including cash and assets acquired through the use of leverage, which may give our Adviser an incentive to use leverage to make additional investments. See “—Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

Our credit facilities also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of the date of this Annual Report, we are in compliance with the covenants of our credit facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of December 31, 2013, we had $432.3 million of outstanding indebtedness, which would have an annualized interest cost of 2.5% under the terms of our credit facilities, excluding fees (such as fees on undrawn amounts and amortization of upfront fees), to the extent the amount remains outstanding. For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 1.0%. Since we generally pay interest at a floating rate on our credit facilities, an increase in interest rates will generally increase our borrowing costs.

Our indebtedness could adversely affect our business, financial conditions or results of operations.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and you may face increased investment risk. In addition, since our Management Fee is calculated as a percentage of the value of our gross assets, which includes cash, cash equivalents and any borrowings for investment purposes, our Management Fee expenses will increase if we incur additional indebtedness.

We operate in a highly competitive market for investment opportunities.

Other public and private entities, including commercial banks, commercial financing companies, other BDCs and insurance companies compete with us to make the types of investments that we make in middle-market companies. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, however, we may experience decreased net interest income and increased risk of credit loss.

In addition, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. As a result, we face additional constraints on our operations, which may put us at a competitive disadvantage. As a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objective. The competitive pressures we face could have a material adverse effect on our ability to achieve our investment objective.

If we are unable to source investments, access financing or manage future growth effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our Investment Team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms, including equity financing. Moreover, our ability to structure investments may also depend upon the participation of other prospective investors. For example, our ability to offer loans above a certain size and to structure loans in a certain way may depend on our ability to partner with other investors. As a result, we could fail to capture some investment opportunities if we cannot provide “one-stop” financing to a potential portfolio company either alone or with other investment partners.

In addition to monitoring the performance of our existing investments, members of our Investment Team may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. To grow, our Adviser may need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our growth prospects and ability to achieve our investment objective.

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser. The Management Fee is calculated as a percentage of the value of our gross assets at a specific time, which would include any borrowings for investment purposes, and may give our Adviser an incentive to use leverage to make additional investments. In addition, the Management Fee is payable regardless of whether the value of our gross assets or your investment have decreased. The use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock, including investors in offerings of common stock pursuant to this prospectus. Given the subjective nature of the investment decisions that our Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest.

The Incentive Fee is calculated as a percentage of pre-Incentive Fee net investment income. Since pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, it is possible that we may pay an Incentive Fee in a quarter where we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached in that quarter and, as a result, that an Incentive Fee is paid for that quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee.

Also, one component of the Incentive Fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe the Adviser an Incentive Fee during one year as a result of realized capital gains on certain investments, and then later incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years. Incentive Fees earned in prior years cannot be clawed back even if we later incur losses.

In addition, the Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. The Adviser receives the Incentive Fee based, in part, upon capital gains realized on our investments. Unlike the portion of the Incentive Fee that is based on income, there is no hurdle rate applicable to the portion of the Incentive Fee based on capital gains. As a result, the Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-producing investments. Such a practice could result in our making more speculative investments than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

To the extent that we do not realize income or choose not to retain after-tax realized net capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

To maintain our status as a RIC for U.S. federal income tax purposes, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90% of our investment company taxable income and net tax-exempt income for that taxable year, and may either distribute or retain our realized net capital gains from investments. Unless investors elect to reinvest dividends, earnings that we are required to distribute to stockholders will not be available to fund future investments. Accordingly, we may have insufficient funds to make new and follow-on investments, which could have a material adverse effect on our financial condition and results of operations. Because of the structure and objectives of our business, we may experience operating losses and expect to rely on proceeds from sales of investments, rather than on interest and dividend income, to pay our operating expenses. We cannot assure you that we will be able to sell our investments and thereby fund our operating expenses.

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, including as a result of our failure to satisfy the RIC distribution requirements.

We will incur corporate-level U.S. federal income tax costs if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes, including as a result of our failure to satisfy the RIC distribution requirements. Although we have elected to be treated as a RIC for U.S. federal income tax purposes, we cannot assure you that we will be able to continue to qualify for and maintain RIC status. To maintain RIC status under the Code and to avoid corporate-level U.S. federal income tax, we must meet the following annual distribution, income source and asset diversification requirements:

•	We must distribute (or be treated as distributing) dividends for tax purposes in each taxable year equal to at least 90% of each of:

•

the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses or, investment company taxable income, if any, for that taxable year; and

•	our net tax-exempt income for that taxable year.

The asset coverage ratio requirements under the 1940 Act and financial covenants under our loan and credit agreements could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, as discussed in more detail below, our income for tax purposes may exceed our available cash flow. If we are unable to obtain cash from other sources, we could fail to satisfy the distribution requirements that apply to a RIC. As a result, we could lose our RIC status and become subject to corporate-level U.S. federal income tax.

•	We must derive at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of or other disposition of stock or securities or similar sources.

•

We must meet specified asset diversification requirements at the end of each quarter of our taxable year. The need to satisfy these requirements to prevent the loss of RIC status may result in our having to dispose of certain investments quickly on unfavorable terms. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our qualification for tax treatment as a RIC for any reason, the resulting U.S. federal income tax liability could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We can be expected to retain some income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax.

For the calendar years ended December 31, 2013 and December 31, 2012, we retained $3.0 million and $2.8 million of income and capital gains, respectively, in order to provide us with additional liquidity and we recorded a net expense of $0.2 million and $0.1 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification for more information.”

Our Adviser and its affiliates, officers and employees may face certain conflicts of interest.

TSSP and TPG will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us by TSSP and TPG. However, the Adviser, its officers and employees and members of its Investment Review Committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders.

In addition, any affiliated investment vehicle currently formed or formed in the future and managed by the Adviser or its affiliates, particularly in connection with any future growth of their respective businesses, may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. For example, TSSP or TPG may in the future organize a separate investment vehicle aimed specifically at non-U.S. middle-market loan originations or other loan origination opportunities outside our primary focus. Our ability to pursue investment opportunities other than middle-market loan originations for companies domiciled in the United States is subject to the contractual and other requirements of these other funds and allocation decisions by TSSP or TPG senior professionals. As a result, the Adviser and its affiliates may face conflicts in allocating investment opportunities between us and those other entities. It is possible that we may not be given the opportunity to participate in certain investments made by other TSSP or TPG vehicles that would otherwise be suitable for us.

If TPG and the Adviser were to determine that an investment is appropriate both for us and for one or more other TSSP or TPG vehicles, we would only be able to make the investment in conjunction with another vehicle if we receive an order from the SEC permitting us to do so or the investment is otherwise permitted under relevant SEC guidance. We have applied for an order permitting certain co-investment transactions relating to middle-market loan originations for companies domiciled in the United States and certain follow-on investments in companies in which we have already invested, but we cannot assure you when or whether the order will be obtained. See “Related-Party Transactions and Certain Relationships.”

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with TSSP and TPG.

The Adviser has the right, under the Investment Advisory Agreement and the Administration Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. In addition, our Board has the authority to remove the Adviser for any reason or for no reason, or may choose not to renew the Investment Advisory Agreement and the Administration Agreement. If the Adviser resigns or is terminated, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

Any new Investment Advisory Agreement also would be subject to approval by our stockholders. Even if we are able to enter into comparable management or administrative arrangements, the integration of a new adviser or administrator and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

In addition, if the Adviser resigns or is terminated, we would lose the benefits of our relationship with TSSP and TPG, including insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us by TSSP and TPG. We also would no longer be able to use TPG’s name and logo because our license agreement would terminate upon the termination of the Investment Advisory Agreement.

The Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

The Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Adviser and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it will not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

We have agreed to the fullest extent permitted by law, to provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, because he or she is or was a member, manager, officer, employee, agent, controlling person or any other person or entity affiliated with the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser in the performance of the person’s duties under the Investment Advisory Agreement. Our obligation to provide indemnification and advancement of expenses is subject to the requirements of the 1940 Act and Investment Company Act Release No. 11330, which, among other things, preclude indemnification for any liability (whether or not there is an adjudication of liability or the matter has been settled) arising by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of duties, and require reasonable and fair means for determining whether indemnification will be made. Despite these limitations, the rights to indemnification and advancement of expenses may lead the Adviser and its members, managers, officers, employees, agents, controlling persons and other persons and entities affiliated with the Adviser to act in a riskier manner than they would when acting for their own account.

Prior to our incorporation, the Adviser and its management had no prior experience managing a BDC or a RIC.

Prior to our incorporation, the senior members of our Investment Team had no experience managing a BDC or a RIC, and the investment philosophy and techniques used by the Adviser to manage us may differ from the investment philosophy and techniques previously employed by the senior members of our Investment Team in identifying and managing past investments. Accordingly, our performance may differ from the performance of other businesses or companies with which the senior members of our Investment Team have been affiliated.

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

We may experience fluctuations in our quarterly operating results as a result of a number of factors, including the pace at which investments are made, rates of repayment, interest rates payable on investments, changes in realized and unrealized gains and losses, amendment and syndication fees, the level of our expenses and default rates on our investments. As a result of these and other possible factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board has the authority to change our investment objective and modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be a BDC and we may not withdraw our election as a BDC. We cannot predict the effect any changes to our current operating policies or strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In particular, changes to the laws and regulations governing BDCs or the interpretation of these laws and regulations by the staff of the SEC could disrupt our business model. Any changes to the laws and regulations governing our operations may cause us to alter our investment strategy to avail ourselves of new or different opportunities. For more information on tax regulatory risks, see “—Unless Congress renews certain exemptions that expired for taxable years commencing after December 31, 2013, certain dividend distributions we make to certain non-U.S. stockholders will be subject to U.S. withholding tax.”

On July 21, 2010, the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law. Although passage of the Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect us and the financial industry as a whole, many of its provisions remain subject to extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Risks Related to Economic Conditions

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The U.S. capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Although recent indicators suggest improvement in the capital markets, we cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in:

•	our receipt of a reduced level of interest income from our portfolio companies;

•	decreases in the value of collateral securing some of our loans and the value of our equity investments; and

•	ultimately, losses or charge-offs related to our investments.

Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. Also, to the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

On December 18, 2013, the U.S. Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities.

It is unclear what effect, if any, the incremental reduction in the rate of the U.S. Federal Reserve’s monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States, or a shutdown of the United States federal government, could have a material adverse effect on our business, financial condition and results of operations.

As widely reported, the federal government may not be able to meet its debt payments in the relatively near future unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations.

If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, a federal government shutdown may result. Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Risks Related to our Common Stock

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We intend to continue making distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC or restrictions under our credit facilities, we may be limited in our ability to make distributions. Although a portion of our expected earnings and dividend distributions will be attributable to net interest income, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly dividend payments.

In some cases where we receive certain upfront fees in connection with loans we originate, we treat the loan as having OID under applicable accounting and tax regulations, even though we have received the corresponding cash. In other cases, however, we may recognize income before or without receiving the corresponding cash, including in connection with the accretion of OID. For other risks associated with debt obligations treated as having OID, see “—There are certain risks associated with holding debt obligations that have original issue discount or PIK.”

Therefore, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code, even though we may not have received the corresponding cash amount. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level income tax. In addition, the withholding tax treatment of our distributions to certain of our non-U.S. stockholders depends on whether and when Congress enacts legislation extending the pass-through treatment of “interest-related dividends.” This treatment expired for taxable years commencing after December 31, 2013. See “Regulated Investment Company Classification.”

To the extent that the amounts distributed by us exceed our current and accumulated earnings and profits, these excess distributions will be treated first as a return of capital to the extent of a stockholder’s tax basis in his or her shares and then as capital gain. Reducing a stockholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares.

That part of the Incentive Fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the Incentive Fee will become uncollectible. Consequently, while we may make Incentive Fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against our investment adviser, the amount of accrued income written off in any period will reduce the income in the period in which the write-off is taken and thereby reduce that period’s Incentive Fee payment, if any.

In addition, the middle-market companies in which we intend to invest may be more susceptible to economic downturns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods. Any such defaults could substantially reduce our net investment income available for distribution in the form of dividends to our stockholders.

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

We primarily invest in first-lien debt, second-lien debt, mezzanine debt or equity securities issued by middle-market companies. The companies in which we intend to invest are typically highly leveraged, and, in most cases, our investments in these companies are not rated by any rating agency. If these instruments were rated, we believe that they would likely receive a rating of below investment grade (that is, below BBB- or Baa3). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal.

First-Lien Debt. When we make a first-lien loan, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien is, or could become, subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we need to enforce our remedies. In addition, in connection with our “last out” first-lien loans, we enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt generally are subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.

Equity Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments, as well. In addition, we may invest directly in the equity securities of portfolio companies. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Stock. To the extent we invest in preferred securities, we may incur particular risks, including:

•

preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for U.S. federal income tax purposes before we receive such distributions;

•

preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore are subject to greater credit risk than more senior debt instruments; and

•

generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board; generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

In addition, our investments generally involve a number of significant risks, including:

•

the companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

the companies in which we invest typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

the companies in which we invest are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

the companies in which we invest generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	our executive officers, directors and Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•

the companies in which we invest generally have less publicly available information about their businesses, operations and financial condition and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision; and

•

the companies in which we invest may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

The value of most of our portfolio securities will not have a readily available market price and we value these securities at fair value as determined in good faith by our Board, which valuation is inherently subjective, may not reflect what we may actually realize for the sale of the investment and could result in a conflict of interest with the Adviser.

Investments are valued at the end of each fiscal quarter. The majority of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of investments that are not publicly traded or whose market prices are not readily available are determined in good faith by the Board, which is supported by the valuation committee of our Adviser and by the audit committee of our Board. The Board has retained independent third-party valuation firms to perform certain limited third-party valuation services that the

Board identified and requested them to perform. In accordance with our valuation policy, our Investment Team prepares portfolio company valuations using sources or proprietary models depending on the availability of information on our investments and the type of asset being valued. The participation of the Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets.

Factors that we may consider in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to similar publicly traded companies, discounted cash flow and other relevant factors. Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

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

We generally make loans to private companies. There may not be a ready market for our loans and certain loans may contain transfer restrictions, which may also limit liquidity. The illiquidity of these investments may make it difficult for us to sell positions if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or if we have material non-public information regarding that company.

Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio is currently invested in a limited number of portfolio companies and industries and may continue to be in the near future. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we expect that no single investment will represent more than 15% of our investment portfolio, based on fair value, and are not targeting any specific industries, our investments may be focused on relatively few industries. For example, although we classify the industries of our portfolio companies by end-market (such as healthcare and pharmaceuticals, and business services) and not by the products or services (such as software) directed to those end-markets, many of our portfolio companies principally provide software products or services, which exposes us to downturns in that sector. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

We may securitize certain of our investments, which may subject us to certain structured financing risks.

Although we have not done so to date, we may securitize certain of our investments in the future, including through the formation of one or more collateralized loan obligations, or CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in that entity on a non-recourse or limited-recourse basis to purchasers. For example, we could use our wholly owned subsidiary, TPG SL SPV, LLC, which holds the assets that support our asset-backed credit facility, the Amended and Restated Revolving Credit and Security Agreement between our wholly owned subsidiary, TPG SL SPV, LLC, and Natixis, New York Branch, which we refer to as the Revolving Credit Facility (Natixis), to form a CLO or other securitization vehicle in the future.

If we were to create a CLO or other securitization vehicle, we would depend on distributions from the vehicle to make distributions to our stockholders. The ability of a CLO or other securitization vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO or other securitization vehicle equity interest, to receive cash flow from these investments. We cannot assure you that any such performance tests would be satisfied. Also, a CLO or other securitization vehicle may take actions that delay distributions to preserve ratings and to keep the cost of present and future financings lower or the financing vehicle may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of its debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO or other securitization vehicle, or cash flow may be completely restricted for the life of the CLO or other securitization vehicle.

In addition, a decline in the credit quality of loans in a CLO or other securitization vehicle due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force the sale of certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders. If we were to form a CLO or other securitization vehicle, to the extent that any losses were incurred by the financing vehicle in respect of any collateral, these losses would be borne first by us as owners of its equity interests. Any equity interests that we were to retain in a CLO or other securitization vehicle would not be secured by its assets and we would rank behind all of its creditors.

We may be exposed to many of the same risks as described above with respect to our wholly owned subsidiary that supports our Revolving Credit Facility (Natixis). However, in the event we formed a CLO or other securitization vehicle, many of the risks described above would be heightened because we may incur a higher degree of leverage under a CLO or other securitization vehicle than we are permitted to incur under our Revolving Credit Facility (Natixis).

Nonetheless, a CLO or other securitization vehicle, if created, also would likely be consolidated in our financial statements and consequently affect our asset coverage ratio, which may limit our ability to incur additional leverage. See “Regulation.”

Because we currently do not hold, and likely will not hold, controlling interests in our portfolio companies, we may not be in a position to exercise control over those portfolio companies or prevent decisions by management of those portfolio companies that could decrease the value of our investments.

We are a lender, and loans (and any equity investments we make) will be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in (outside of, potentially, the context of a restructuring, insolvency or similar event). As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the equity holders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. We may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

We are exposed to risks associated with changes in interest rates.

The majority of our debt investments are based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations.

An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to the Adviser.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. See “—We expose ourselves to risks when we engage in hedging transactions.”

We may not be able to realize expected returns on our invested capital.

We may not realize expected returns on our investment in a portfolio company due to changes in the portfolio company’s financial position or due to an acquisition of the portfolio company. If a portfolio company repays our loans prior to their maturity, we may not receive our expected returns on our invested capital. Many of our investments are structured to provide a disincentive for the borrower to pre-pay or call the security, but this call protection may not cover the full expected value of an investment if that investment is repaid prior to maturity.

Middle-market companies operate in a highly acquisitive market with frequent mergers and buyouts. If a portfolio company is acquired or merged with another company prior to drawing on our commitment, we would not realize our expected return. Similarly, in many cases companies will seek to restructure or repay their debt investments or buy our other equity ownership positions as part of an acquisition or merger transaction, which may result in a repayment of debt or other reduction of our investment.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. We cannot assure you that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Our portfolio companies in some cases may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, those instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically would be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying those holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing certain loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements or agreements among lenders. Under these agreements, we may forfeit certain rights with respect to the collateral to holders with prior claims. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of those enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as lenders are adversely affected.

We may be exposed to special risks associated with bankruptcy cases.

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure you that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

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

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments to:

•	increase or maintain in whole or in part our equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. However, doing so could be placing even more capital at risk in existing portfolio companies.

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

The decision by TSSP, TPG or our Adviser to allocate an opportunity to another entity could cause us to forgo an investment opportunity that we otherwise would have made. We also generally will be unable to invest in any issuer in which TPG and its other affiliates or a fund managed by TPG or its other affiliates has previously invested or in which they are making an investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

We have applied for an exemptive order from the SEC that would permit us and certain of our affiliates, including investment funds managed by our affiliates, to co-invest. The order would be subject to certain terms and conditions and we cannot assure you that the order will be granted by the SEC. Accordingly, we cannot assure you that we or our affiliates, including investment funds managed by our affiliates, will be permitted to co-invest, other than in the limited circumstances currently permitted by regulatory guidance.

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.

We are required to have and may be required in the future to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure you that we will maintain or obtain all of the licenses that we need on a timely basis. We also are and will be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure you that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require, now or in the future, might restrict investment options and have other adverse consequences.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. stockholders free from withholding taxes.

Although most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We expose ourselves to risks when we engage in hedging transactions.

We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

We also have the ability to borrow in certain foreign currencies under our second amended and restated senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and certain lenders, which we refer to as the Revolving Credit Facility (SunTrust). Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility (SunTrust), we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. See also “—We are exposed to risks associated with changes in interest rates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Hedging.”

Finally, recent and anticipated regulatory changes require that certain types of swaps, including interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Regulators also are expected to impose margin requirements for derivatives that are not cleared. These new requirements could significantly increase the cost of using swaps to hedge our interest rate and foreign exchange risk, and could increase our exposure to these risks.

If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.

Our Adviser has been granted relief under a no-action letter, known as Letter 12-40, issued by the staff of the Commodity Futures Trading Commission, or CFTC. Letter 12-40 relieves our Adviser from registering with the CFTC as the commodity pool operator, or CPO of us, so long as we:

•	continue to be regulated by the SEC as a BDC;

•	confine our trading in CFTC-regulated derivatives within specified thresholds; and

•	are not marketed to the public as a commodity pool or as a vehicle for trading in CFTC-regulated derivatives.

If we were not to satisfy the conditions of Letter 12-40 in the future, our Adviser may be subject to registration with the CFTC as a CPO. Registered CPOs must comply with numerous substantive regulations related to disclosure, reporting and recordkeeping, and are required to become members of the National Futures Association, or the NFA, and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements could increase our expenses and impact performance. The Adviser previously relied on the exemption from registration in CFTC Rule 4.13(a)(3), which is not available for advisers of companies whose stock is marketed to the public.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues, including when we may cease to accrue interest, original issue discount or market discount, when and to what extent certain deductions may be taken for bad debts or worthless equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. These matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, so that we aim to minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification for more information.”

Unless Congress renews certain exemptions that expired for taxable years commencing after December 31, 2013, certain dividend distributions we make to certain non-U.S. stockholders will be subject to U.S. withholding tax.

In recent years, Congress has renewed the rules under which dividend distributions by RICs paid out of interest income, which we refer to as interest-related dividends, qualified for a generally applicable exemption from U.S. withholding tax. As a result, a non-U.S. stockholder could receive interest-related dividends free of U.S. withholding tax if (as normally would be the case) the stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. This exemption expired for taxable years commencing after December 31, 2013. Further legislation will be required to make the exemption available with respect to such taxable years. We cannot assure you that Congress will extend the pass-through rules for taxable years commencing after December 31, 2013, or that any such extension will apply to all dividends that we distribute in such taxable years. A failure to extend the exemption for interest-related dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).

There are certain risks associated with holding debt obligations that have original issue discount or PIK.

Original issue discount, or OID, may arise if we hold securities issued at a discount, receive warrants in connection with the making of a loan, through contractual payment-in-kind, or PIK, interest (meaning interest paid in the form of additional principal amount of the loan instead of in cash), or in certain other circumstances.

OID creates the risk that Incentive Fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, while the Adviser will be under no obligation to reimburse us for these fees.

The higher interest rates of OID instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID instruments generally represent a significantly higher credit risk than coupon loans. Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID income may also create uncertainty about the source of our cash distributions.

For accounting purposes, any cash distributions to shareholders representing OID income are not treated as coming from paid-in capital, even if the cash to pay them comes from the proceeds of issuances of our common stock. As a result, despite the fact that a distribution representing OID income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the Incentive Fees payable to the Adviser. Similarly, all things being equal, the deferral associated with PIK interest also increases the loan-to-value ratio at a compounding rate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until an IPO, our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under section 4(2) and Regulation D. There is not currently a public market for our common stock, nor can we give any assurance that one will develop.

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

Holders

As of March 4, 2014, there were approximately 56 holders of our common stock.

Dividends

On December 3, 2013, our Board approved a stock split in the form of a stock dividend pursuant to which our stockholders of record as of December 4, 2013 received 65.676 additional shares of common stock for each share of common stock held. We distributed the shares on December 5, 2013 and paid cash for fractional shares without interest or deduction. We have retroactively applied the effect of the stock split to the financial information presented in this prospectus by multiplying numbers of shares outstanding by 66.676 and dividing per share amounts by 66.676. As of December 31, 2013, our issued and outstanding shares totaled 37,026,023, as adjusted for the stock split.

The following tables summarize dividends declared during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
Date Declared	Record Date	Payment Date	Dividend per Share (2)
March 12, 2013	March 31, 2013	May 6, 2013	$0.38
June 30, 2013	June 30, 2013	July 31, 2013	0.40
September 30, 2013	September 30, 2013	October 31, 2013	0.38
December 31, 2013 (1)	December 31, 2013	January 30, 2014	0.40

Total Dividends Declared			$1.56

(1)	December 31, 2013 declared dividend includes a special dividend of $0.03 per share.
(2)	The indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend. See Note 9 of our consolidated financial statements included in this 10-K.

	Year Ended December 31, 2012
Date Declared	Record Date	Payment Date	Dividend per Share (2)
March 20, 2012	March 31, 2012	May 7, 2012	$0.16
May 9, 2012	June 30, 2012	August 3, 2012	0.32
September 30, 2012	September 30, 2012	October 30, 2012	0.36
December 31, 2012 (1)	December 31, 2012	January 31, 2013	0.33

Total Dividends Declared			$1.17

(1)	December 31, 2012 declared dividend includes a special dividend of $0.01 per share.
(2)	The indicated amounts have been retroactively adjusted for the stock split which was effected in the form of a stock dividend. See Note 9 of our consolidated financial statements included in this 10-K.

The dividends declared during the years ended December 31, 2013 and December 31, 2012, were derived from net investment income and capital gains, determined on a tax basis. See “ITEM 1. Our Business—Dividend Policy” and “ITEM 1. Our Business—Dividend Reinvestment Plan” for a description of our dividend policy and obligations.

Issuer purchases of equity securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated income statement data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012, have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

($ in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Consolidated Statements of Operations Data
Income
Total Investment Income	$92.6	$51.0	$5.3
Expenses
Net Expenses	34.9	22.9	6.8
Net Investment Income (Loss) Before Income Taxes	57.7	28.1	(1.5)
Net Investment Income (Loss)	57.5	28.0	(1.5)
Total Change in Net Unrealized Gains	8.4	7.2	2.3
Total Net Realized Gains	1.1	4.4	—
Increase in Net Assets Resulting from Operations	67.0	39.6	0.8
Earnings per common share—basic and diluted (1)	1.93	1.93	0.24

(1)	The indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend. See Note 9 of our consolidated financial statements included in this 10-K.

	December 31,
($ in millions, except per share amounts)	2013	2012	2011
Consolidated Balance Sheet Data
Cash and cash equivalents	$3.5	$161.8	$143.7
Investments at fair value	$1,016.5	$653.9	$184.3
Total assets	$1,039.2	$833.1	$332.2
Total debt	$432.3	$331.8	$155.0
Total liabilities	$464.5	$353.3	$159.2
Total net assets	$574.7	$479.8	$173.1
Net asset value per share(1)	$15.52	$15.19	$14.71
Other Data:
Number of portfolio companies at year end	27	21	7
Dividends declared per share (1)	$1.56	$1.17	$0.06
Total return based on net asset value (2)	12.4%	11.3%	n.m.
Weighted average yield of debt and income producing securities at fair value (3)	10.4%	10.6%	11.4%
Weighted average yield of debt and income producing securities at amortized cost (3)	10.6%	10.7%	11.5%
Fair value of debt investments as a percentage of principal	99.8%	98.9%	99.6%
Weighted average fair value of debt investments as a percentage of call price	94.9%	93.9%	96.6%

(1)	The indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend. See Note 9 of our consolidated financial statements included in this 10-K.
(2)	U.S. GAAP requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. For the year ended December 31, 2011, calculating total return in such a manner does not adjust for the effect of the initial seed funding as part of the Company’s formation (at $1 per share) and accordingly the information is not meaningful. Excluding the effect of the initial seed funding, total return for the period July 1, 2011 through December 31, 2011 would be (1.58%).
(3)	Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between the Company and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at fair value. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between the Company and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at amortized cost.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis should be read in conjunction with ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “ITEM 1A. RISK FACTORS.” Actual results may differ materially from those contained in any forward-looking statements.

Executive Overview

TPG Specialty Lending, Inc. is a Delaware corporation formed on July 21, 2010. The Adviser is our external manager. We have two wholly owned subsidiaries, TC Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, and TPG SL SPV, LLC, a Delaware limited liability company, in which we hold assets to support our asset-backed credit facility. Our results reflect our ramp-up of initial investments, which is now complete, as well as the ongoing measured growth of our portfolio of investments.

We have elected to be regulated as a BDC under the 1940 Act and as a RIC under the Code. We made our BDC election on April 15, 2011. As a result, we are required to comply with various statutory and regulatory requirements, such as:

•	the requirement to invest at least 70% of our assets in “qualifying assets”;

•	source of income limitations;

•	asset diversification requirements; and

•	the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, we have originated more than $2.2 billion aggregate principal amount of investments and retained approximately $1.5 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2013, based on fair value, our borrowers had weighted average annual revenue of $202 million and weighted average annual EBITDA of $35 million.

We invest in first-lien debt, second-lien debt, mezzanine debt and equity securities. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt.

As of December 31, 2013, our average investment based on fair value in each of our portfolio companies was $38 million.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations. We expect that no single investment will represent more than 15% of our total investment portfolio, based on fair value. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3).

Through our Adviser, we consider potential investments utilizing a four-tiered investment framework and against our existing portfolio as a whole:

Business and sector selection. We focus on companies with enterprise value between $50 million and $1 billion. When reviewing potential investments, we seek to invest in businesses with high marginal cash flow, recurring revenue streams and where we believe credit quality will improve over time. We look for portfolio companies that we think have a sustainable competitive advantage in growing industries or distressed situations. We also seek companies where our investment will have a low loan-to-value ratio.

We currently do not limit our focus to any specific industry and we may invest in larger or smaller companies on occasion. We classify the industries of our portfolio companies by end-market (such as healthcare and pharmaceuticals, and business services) and not by the products or services (such as software) directed to those end-markets.

As of December 31, 2013, no industry represented more than 17% of our portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2013, approximately 99.8% of the fair value of our portfolio was invested in secured debt, including 86.3% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2013, the weighted average term on new investment commitments in new portfolio companies was 5.0 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. As of December 31, 2013, a substantial majority of our portfolio investments were sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. Based on fair value as of December 31, 2013, we had call protection on 94.4% of our debt investments, with weighted average call prices based on fair value of 106.7% for one year, 103.5% for two years and 101.4% for the third year, in each case from the date of the initial investment. Based on fair value as of December 31, 2013, 98.8% of our debt investments bore interest at floating rates, subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser, TSSP and TPG

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Co-Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly, our Co-Chief Executive Officer Michael Fishman and our Adviser’s Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of TSSP and TPG.

Our Adviser consults with TSSP and TPG in connection with a substantial number of our investments. The TSSP and TPG platforms provide us with a breadth of large and scalable investment resources. We believe we benefit from their market expertise, insights into sector and macroeconomic trends and intensive due diligence capabilities, which help us discern market conditions that vary across industries and credit cycles, identify favorable investment opportunities and manage our portfolio of investments. TSSP and TPG will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us by TSSP and TPG.

If the SEC grants the exemptive relief we have requested, to the extent the size of the opportunity exceeds the amount our Adviser independently determines is appropriate for us to invest, our affiliates may be able to co-invest with us. We believe our ability to co-invest with TPG affiliates would be particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We would be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which could allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors. We cannot assure you, however, when or whether the SEC will grant our exemptive relief request.

Under the terms of the Investment Advisory Agreement and Administration Agreement, the Adviser’s services are not exclusive, and the Adviser is free to furnish similar or other services to others, so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we will pay the Adviser the Management Fee and may also pay the Incentive Fee.

Under the terms of the Administration Agreement, the Adviser also provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement.

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination of loans to middle-market companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce certain levels of investments through partial sales or syndication to additional investors.

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, based on fair value as of December 31, 2013, 98.8% bear interest at a floating rate, subject to interest rate floors. Interest on debt securities is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest.

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income. We also may generate revenue in the form of commitment, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Our portfolio activity also reflects the proceeds of sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Expenses

Our primary operating expenses include the payment of fees to our Adviser under the Investment Advisory Agreement, expenses reimbursable under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other costs and expenses of our operations, administration and transactions, including those relating to:

•	calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);

•

expenses, including travel expenses, incurred by the Adviser, or members of our Investment Team, or payable to third parties, in respect of due diligence on prospective portfolio companies and, if necessary, in respect of enforcing our rights with respect to investments in existing portfolio companies;

•	the costs of any public offerings of our common stock and other securities, including registration and listing fees;

•	the Management Fee and any Incentive Fee;

•	certain costs and expenses relating to distributions paid on our shares;

•	administration fees payable under our Administration Agreement;

•	debt service and other costs of borrowings or other financing arrangements;

•	the Adviser’s allocable share of costs incurred in providing significant managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making or holding investments;

•	transfer agent and custodial fees;

•	costs of hedging;

•	commissions and other compensation payable to brokers or dealers;

•	taxes;

•	Independent Director fees and expenses;

•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing, including the allocable portion of the compensation of our chief financial officer and chief compliance officer and their respective staffs;

•

the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	indemnification payments;

•	direct costs and expenses of administration, including audit, accounting, consulting and legal costs; and

•	all other expenses reasonably incurred by us in connection with making investments and administering our business.

We expect that during periods of asset growth, our general and administrative expenses will be relatively stable or will decline as a percentage of total assets, and will increase as a percentage of total assets during periods of asset declines.

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. In any period, our interest expense will depend largely on the extent of our borrowing. In addition, we may continue to dedicate assets to financing facilities, such as the Amended and Restated Revolving Credit and Security Agreement between our wholly owned subsidiary, TPG SL SPV, LLC and Natixis, which we refer to as the Revolving Credit Facility (Natixis).

Market Trends

We believe trends in the middle-market lending environment, including the limited availability of capital, strong demand for debt capital and specialized lending requirements, are likely to continue to create favorable opportunities for us to invest at attractive risk-adjusted rates.

The limited number of providers of capital to middle-market companies, combined with expected increases in required capital levels for financial institutions, reduce the capacity of traditional lenders to serve middle-market companies. We believe that the limited availability of capital creates a large number of opportunities for us to originate direct investments in companies. We also believe that the large amount of uninvested capital held by private equity firms will continue to drive deal activity, which may in turn create additional demand for debt capital.

The limited number of providers is further exacerbated by the specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring required for middle-market lending. We believe middle-market lending is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies.

An imbalance between the supply of, and demand for, middle-market debt capital creates attractive pricing dynamics for investors such as BDCs. The negotiated nature of middle-market financings also generally provides for more favorable terms to the lenders, including stronger covenant and reporting packages, better call protection and lender-protective change of control provisions. We believe that BDCs have flexibility to develop loans that reflect each borrower’s distinct situation, provide long-term relationships and a potential source for future capital, which renders BDCs, including us, attractive lenders.

Portfolio and Investment Activity

Based on fair value as of December 31, 2013, our portfolio consisted of 86.3% first-lien debt investments, 13.5% second-lien debt investments, and 0.2% equity investments.

Based on fair value as of December 31, 2012, our portfolio consisted of 89.0% first-lien debt investments, 10.7% second-lien debt investments, and 0.3% equity investments. As of December 31, 2013 and December 31, 2012, our weighted average total yield on investments at fair value (which includes interest income and amortization of fees and discounts) was 10.4% and 10.6%, respectively, and our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.6% and 10.7%, respectively.

As of December 31, 2013 and December 31, 2012, we had investments in 27 and 21 portfolio companies, respectively, with an aggregate fair value of $1,016.5 million and $653.9 million, respectively.

For the year ended December 31, 2013, we made new investment commitments of $606.2 million, $536.0 million in 14 new portfolio companies and $70.2 million in five existing portfolio companies. For this period, we had $192.1 million aggregate principal amount in exits and repayments, resulting in net portfolio growth of $387.3 million aggregate principal amount.

For the year ended December 31, 2012, we made new investment commitments of $714.2 million, $615.0 million in 20 new portfolio companies and $99.2 million in six existing portfolio companies. For this period, we had $193.1 million aggregate principal amount in exits and repayments, resulting in net portfolio growth of $487.5 million aggregate principal amount.

For the year ended December 31, 2011, we made new investment commitments of $197.2 million in seven new portfolio companies and had no repayments.

Our investment activity for the years ended December 31, 2013, 2012 and 2011 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended
($ in millions)	December 31, 2013	December 31, 2012	December 31, 2011
New investment commitments:
Gross originations	$897.5	$1,071.7	$279.2
Less: syndications/sell downs	291.3	357.5	82.0

Total new investment commitments	$606.2	$714.2	$197.2
Principal amount of investments funded:
First-lien	$497.9	$603.9	$163.4
Second-lien	80.7	74.7	17.7
Mezzanine	—	—	—
Equity	0.8	2.0	10.0

Total	$579.4	$680.6	$191.1
Principal amount of investments sold or repaid:
First-lien	$173.4	$161.0	$—
Second-lien	18.7	22.1	—
Mezzanine	—	—	—
Equity	—	10.0	—

Total	$192.1	$193.1	$—

Number of new investment commitments in new portfolio companies	14	20	7
Average new investment commitment amount in new portfolio companies	$38.3	$30.7	$28.2
Weighted average term for new investment commitments in new portfolio companies (in years)	5.0	4.8	4.6
Percentage of new debt investment commitments at floating rates	98.1%	98.0%	90.5%
Percentage of new debt investment commitments at fixed rates	1.9%	2.0%	9.5%
Weighted average interest rate of new investment commitments	10.0%	10.6%	9.7%
Weighted average spread over LIBOR of new floating rate investment commitments	8.7%	8.9%	8.3%
Weighted average interest rate on investments sold or paid down	10.0%	12.2%	—

As of December 31, 2013 and December 31, 2012, our investments consisted of the following:

	December 31, 2013		December 31, 2012
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$877.2	$863.4	$582.3	$575.1
Second-lien debt investments	137.5	131.1	69.6	67.3
Mezzanine debt investments	—	—	—	—
Equity investments	1.8	2.8	2.0	2.0

Total	$1,016.5	$997.3	$653.9	$644.4

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$997.3	100.0%	$641.6	99.6%
Non-accrual (1)	—	—	2.8	0.4%

Total	$997.3	100.0%	$644.4	100.0%

(1)	Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. See “—Critical Accounting Policies—Interest and Dividend Income Recognition.”

The weighted average yields and interest rates of our debt investments at fair value as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013	December 31, 2012
Weighted average total yield of debt and income producing securities	10.4%	10.6%
Weighted average interest rate of debt and income producing securities	10.0%	10.0%
Weighted average spread over LIBOR of all floating rate investments	8.7%	8.6%

Results of Operations

Operating results for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
($ in millions)	2013	2012	2011
Total investment income	$92.6	$51.0	$5.3
Net expenses	34.9	22.9	6.8

Net investment income (loss) before income taxes	57.7	28.1	(1.5)
Income taxes, including excise taxes	0.2	0.1	—

Net investment income (loss)	57.5	28.0	(1.5)
Net realized gains on investments (1)	1.1	4.4	—
Net change in unrealized gains on investments (1)	8.4	7.2	2.3

Net increase in net assets resulting from operations	$67.0	$39.6	$0.8

(1)	Includes foreign exchange hedging activity

Investment Income

	Year Ended December 31,
($ in millions)	2013	2012	2011
Interest from investments	$90.4	$49.1	$5.3
Dividend income	—	1.2	—
Other income	2.2	0.7	—

Total investment income	$92.6	$51.0	$5.3

Interest from investments increased from $49.1 million for the year ended December 31, 2012 to $90.4 million for the year ended December 31, 2013, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio at fair value increased from $417 million during the year ended December 31, 2012 to $795 million during the year ended December 31, 2013. In addition, prepayment fees increased from $0.9 million for the year ended December 31, 2012 to $3.0 million for the year ended December 31, 2013. There was no dividend income in the year ended December 31, 2013. These prepayment fees resulted from full or partial paydowns on five portfolio investments. Other income increased from $0.7 million for the year ended December 31, 2012 to $2.2 million for the year ended December 31, 2013, primarily due to higher syndication, amendment and agency fees earned during 2013.

Interest from investments increased from $5.3 million for the year ended December 31, 2011 to $49.1 million for the year ended December 31, 2012, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio at fair value increased from $57 million during the year ended December 31, 2011 to $417 million during the year ended December 31, 2012. In addition, prepayment fees increased from zero for the year ended December 31, 2011 to $0.9 million for the year ended December 31, 2012. These prepayment fees resulted from full paydowns on two portfolio investments. There was no dividend income in the year ended December 31, 2011. Dividend income was $1.2 million for the year ended December 31, 2012 due to the receipt of a dividend in the fourth quarter of 2012 from a non-controlled, affiliated investment. There was no other income in the year ended December 31, 2011. Other income for the year ended December 31, 2012 was $0.7 million primarily due to higher amendment and agency fees earned during 2012.

Expenses

Operating expenses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
($ in millions)	2013	2012	2011
Interest	$10.5	$6.0	$0.8
Initial organization	—	—	1.5
Management fees (net of waivers)	6.2	5.2	1.6
Incentive fees related to Pre-incentive fee net investment income	10.4	5.3	—
Incentive fees related to realized/unrealized capital gains	1.4	1.7	0.3
Professional fees	3.7	2.9	1.6
Directors’ fees	0.3	0.3	0.2
Other general and administrative	2.4	1.5	0.8

Net Expenses	$34.9	$22.9	$6.8

Interest

Interest, including other debt financing expenses, increased from $6.0 million for the year ended December 31, 2012 to $10.5 million for the year ended December 31, 2013. This increase was primarily due to an increase in the weighted average debt outstanding from $111 million for the year ended December 31, 2012 to $266 million for the year ended December 31, 2013. The weighted average interest rate on our debt outstanding decreased from 2.9% for the year ended December 31, 2012 to 2.7% for the year ended December 31, 2013.

Interest, including other debt financing expenses, increased from $0.8 million for the year ended December 31, 2011 to $6.0 million for the year ended December 31, 2012. This increase was primarily due to the addition of our Revolving Credit Facility (Natixis) in May 2012 and our Revolving Credit Facility (SunTrust) in August 2012 and an increase in the weighted average debt outstanding from $11 million for the year ended December 31, 2011 to $111 million for the year ended December 31, 2012. The weighted average interest rate on our debt outstanding decreased from 3.0% for the year ended December 31, 2011 to 2.9% for the year ended December 31, 2012.

Management Fees

Management Fees (net of waivers) increased from $5.2 million for the year ended December 31, 2012 to $6.2 million for the year ended December 31, 2013. Management Fees increased from $8.9 million for the year ended December 31, 2012 to $13.4 million for the year ended December 31, 2013 due to the increase in total assets, which increased from an average of $611 million for the year ended December 31, 2012 to an average of $907 million for the year ended December 31, 2013. Management Fees waived increased from $3.7 million for the year ended December 31, 2012 to $7.1 million for the year ended December 31, 2013 due to an increase in total assets, as described below.

Management Fees (net of waivers) increased from $1.6 million for the year ended December 31, 2011 to $5.2 million for the year ended December 31, 2012. Management Fees increased from $1.6 million for the year ended December 31, 2011 to $8.9 million for the year ended December 31, 2012 due to the increase in total assets, which increased from an average of $115 million for the year ended December 31, 2011 to an average of $611 million for the year ended December 31, 2012. Management Fees waived increased from $7 thousand for the year ended December 31, 2011 to $3.7 million for the year ended December 31, 2012 due to an increase in total assets.

Until an IPO, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and (ii) 0.75% of aggregate drawn capital (including capital drawn to pay our expenses) as determined as of the end of any calendar quarter. Any waived Management Fees are not subject to recoupment by the Adviser. Following an IPO, the Adviser does not intend to waive its right to receive the full Management Fee. See “ITEM 1. BUSINESS—Management Agreements—Investment Advisory Agreement; Administration Agreement; License Agreement.”

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $5.3 million for the year ended December 31, 2012 to $10.4 million for the year ended December 31, 2013. This increase resulted from the increase in the size of the portfolio and related increase in pre-Incentive Fee net investment income. Incentive Fees related to capital gains decreased from $1.7 million for the year ended December 31, 2012 to $1.4 million for the year ended December 31, 2013 due to changes in unrealized gains and losses on our investments and realized gains on our investments.

There were no Incentive Fees related to pre-Incentive Fee net investment income for the year ended December 31, 2011. Incentive fees related to pre-Incentive Fee net investment income were $5.3 million for the year ended December 31, 2012 due to an increase in the size of the portfolio and related increase in pre-Incentive Fee net investment income. Incentive Fees related to capital gains increased from $0.3 million for the year ended December 31, 2011 to $1.7 million for the year ended December 31, 2012 due to changes in unrealized gains and losses on our investments and realized gains on our investments.

Professional Fees

Professional fees increased from $2.9 million for the year ended December 31, 2012 to $3.7 million for the year ended December 31, 2013 and other general and administrative fees increased from $1.5 million for the year ended December 31, 2012 to $2.4 million for the year ended December 31, 2013, both due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees increased from $1.6 million for the year ended December 31, 2011 to $2.9 million for the year ended December 31, 2012 and other general and administrative fees increased from $0.8 million for the year ended December 31, 2011 to $1.5 million for the year ended December 31, 2012, both due to an increase in costs associated with servicing a growing investment portfolio. A significant portion of our expenses for the year ended December 31, 2011 were related to the initial organization of our business.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our RIC status, we, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income.

For each of the calendar years ended December 31, 2013 and 2012 we recorded a net expense of $0.2 million and $0.1 million, respectively, for U.S. federal excise tax. For the calendar year ended December 31, 2011, we did not incur any U.S. federal excise tax.

Net Realized Gains

During the year ended December 31, 2013, we had $1.1 million of net realized gains, including realized gains on foreign currency forward contracts. During the year ended December 31, 2012, we had $4.4 million of net realized gains. During the year ended December 31, 2011, we had no net realized gains.

The realized gains and losses on investments during the years ended December 31, 2013, 2012 and 2011 consisted of the following (certain gains (losses) have been rounded to zero):

	Year Ended December 31,
($ in millions)	2013	2012	2011
Attachmate	$(0.0)	$—	$—
AFS Technologies, Inc.	—	0.1	—
Centaur, LLC	0.1	—	—
Checkers Drive-In Restaurants, Inc.	0.8	—	—
El Pollo Loco, Inc.	—	0.7	—
Embarcadero Technologies, Inc.	0.1	—	—
Mannington Mills, Inc.	—	0.5	—
Rare Restaurant Group, LLC.	—	2.6	—
Rogue Wave Holdings, Inc.	—	0.5	—
SumTotal	0.1	—	—
Synagro Technologies, Inc.	0.0	—	—

Subtotal	$1.1	$4.4	$—
Foreign currency forward contracts	0.0	—	—

Net Realized Gains	$1.1	$4.4	$—

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2013, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 17.6% (based on cash invested of $359 million and total proceeds from these exited investments of $405 million). Eighty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total capital invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

•	Total capital invested for an investment is the sum of capital invested and realized losses on hedging activity, with respect to the investment.

•

Capital invested, with respect to an investment, represents the aggregate cost basis allocable to the realized or unrealized portion of the investment, net of any upfront fees paid at closing for the term loan portion of the investment.

•	Realized losses on hedging activity, with respect to an investment, represent any inception-to-date realized losses on foreign currency forward contracts allocable to the investment.

•	Total realized returns from an investment is the sum of realized returns and realized gains on hedging activity, with respect to the investment.

•

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees (except upfront fees paid at closing for the term loan portion of an investment), administrative fees, agent fees, amendment fees, accrued interest, and other fees and proceeds.

•	Realized gains on hedging activity, with respect to an investment, represent any inception-to-date realized gains on foreign currency forward contracts allocable to the investment.

Gross IRR, with respect to an investment, is calculated based on the dates that we invested capital and dates we received distributions, regardless of when we made distributions to our stockholders. Initial investments are assumed to occur at time zero, and all cash flows are deemed to occur on the fifteenth of each month in which they occur.

Gross IRR reflects historical results relating to our past performance and is not necessarily indicative of our future results. In addition, gross IRR does not reflect the effect of management fees, expenses, incentive fees or taxes borne, or to be borne, by us or our stockholders, and would be lower if it did. For additional information on these amounts, see “—Results of Operations—Expenses” and “—Results of Operations—Income Tax Expense, Including Excise Tax” above.

Aggregate cash flow realized gross IRR on our exited investments reflects only invested and realized cash amounts as described above, and does not reflect any unrealized gains or losses in our portfolio. For additional information on our unrealized gains and losses, see “—Results of Operations—Net Change in Unrealized Gains/Losses” below.

Net Change in Unrealized Gains/Losses

We value our investments quarterly and any changes in fair value are recorded as unrealized gains or losses. See “—Critical Accounting Policies—Investments at Fair Value.”

During the years ended December 31, 2013, 2012 and 2011, the net change in unrealized gains (losses) on our investment portfolio, including losses on foreign currency forward contracts, consisted of the following:

	Year Ended December 31,
($ in millions)	2013	2012	2011
Change in unrealized gains	$13.4	$9.2	$2.4
Change in unrealized losses	(3.8)	(2.0)	(0.1)

Net Change in Unrealized Gains	$9.6	$7.2	$2.3

The net change in unrealized gains (losses) for the years ended December 31, 2013, 2012 and 2011 consisted of the following (certain gains (losses) have been rounded to zero):

	Year Ended December 31,
($ in millions)	2013	2012	2011
Actian Corporation	$0.6	$—	$—
AFS Technologies, Inc.	1.5	(0.3)	0.9
AMF Bowling Worldwide, Inc.	1.1	—	—
Attachmate Corporation	0.0	—	—
Campus Management, Inc	0.1	—	—
Centaur, LLC.	0.3	—	—
Center Cut Hospitality, Inc.	—	(0.3)	0.3
Checkers Drive-In Restaurants, Inc.	(0.0)	—	—
Consona Holdings, Inc.	(0.2)	0.4	—
Ecommerce Industries, Inc.	(0.2)	0.1	0.3
Embarcadero Technologies, Inc.	0.8	—	—
eResearch Technology, Inc.	(0.6)	0.6	—
Federal Signal Corporation	(2.2)	2.2	—
Global Geophysical	0.4	—	—
Heartland Automotive, LLC	0.1	0.1	—
Infogix, Inc.	0.1	0.3	—
Intelident Solutions, Inc.	—	—	—
International Equipment Solutions, Inc.	(0.1)	0.1	—
Jeeves Information Systems AB.	0.7	—	—
Kewill, Ltd	0.2	—	—
Mandalay Baseball Properties, LLC	0.6	0.9	—
Mannington Mills, Inc.	1.6	3.6	—
Mediware Information Systems, Inc.	1.0	—	—
Metalico, Inc	0.3	—	—
MSC Software Corporation	0.3	(0.1)	0.7
Network Merchants, Inc	0.1	—	—
The Newark Group, Inc.	1.0	—	—
PAI Group, Inc.	0.2	—	—
Rare Restaurant Group, LLC.	—	0.1	(0.1)
Rogue Wave Holdings, Inc.	0.4	0.6	0.1
Sage Automotive Interiors, Inc.	0.1	—	—
Soho House Bond Ltd.	0.7	—	—
Solarsoft, LP (f/k/a CMS-XKO Holding Company, LP)	—	(0.1)	0.1
SRS Software, LLC.	(0.2)	0.1	—
SumTotal Systems, LLC.	(0.2)	—	—
Synagro Technologies, Inc.	1.2	(1.2)	—
Teletrac, Inc.	(0.1)	0.1	—
Vivint, Inc.	—	—	—
Subtotal	$9.6	$7.2	$2.3

Foreign currency forward contracts	(1.2)	—	—

Net Change in Unrealized Gains	$8.4	$7.2	$2.3

For the year ended December 31, 2013, we had $13.4 million in unrealized appreciation on 24 portfolio company investments, which was partially offset by $3.8 million in unrealized depreciation on nine portfolio company investments, excluding unrealized losses on foreign currency forward contracts. Unrealized appreciation resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments, which in each case caused a reduction in fair value.

For the year ended December 31, 2012, we had $9.2 million in unrealized appreciation on 13 portfolio company investments, which was partially offset by $2.0 million in unrealized depreciation on five portfolio company investments. For the year ended December 31, 2011, we had $2.4 million in unrealized appreciation on six portfolio company investments, which was partially offset by $0.1 million in unrealized depreciation on one portfolio company investment. Unrealized appreciation resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments, which in each case caused a reduction in fair value.

Hedging

During the year ended December 31, 2013, we entered into foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd., which in total generated an unrealized loss of $1.2 million and a realized gain of less than $0.1 million. Other than these foreign currency forward contracts, we did not enter into any other interest rate or other derivative agreements. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

During the years ended December 31, 2012 and 2011, we did not enter into any interest rate, foreign exchange or other derivative agreements.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, and cash flows from operations. The primary uses of our cash and cash equivalents are:

•	investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements;

•	the cost of operations (including paying our Adviser);

•	debt service, repayment, and other financing costs; and

•	cash distributions to the holders of our shares.

The capital commitments of our existing investors terminate on the completion of an IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of December 31, 2013, 2012 and 2011, our asset coverage ratio was 232.9%, 244.6% and 211.7%, respectively.

Cash and cash equivalents as of December 31, 2013, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. On February 27, 2014, we terminated the Revolving Credit Facility (DBTCA), effective March 4, 2014. The outstanding balance under the Revolving Credit Facility (DBTCA) was paid down prior to terminating the facility.

As of December 31, 2013, we had $3.5 million in cash and cash equivalents, a decrease of $158.3 million from December 31, 2012. The decrease was primarily attributable to investments made during the period. During the year ended December 31, 2013, we used $289.6 million in operating activities, primarily as a result of funding of portfolio investments of $603.0 million. This was partially offset by proceeds from investments of $46.4 million, repayments on investments of $214.3 million, an increase in net assets resulting from operations of $67.0 million and other operating activity of $14.3 million. Lastly, cash provided by financing activities was $131.3 million during the period, primarily due to proceeds from issuance of common stock of $56.9 million and net borrowings on debt of $100.4 million, partially offset by debt issuance costs of $1.6 million and dividends paid of $24.4 million.

As of December 31, 2012, we had $161.8 million in cash and cash equivalents, an increase of $18.1 million from December 31, 2011. The increase was primarily attributable to additional borrowings under the debt facilities and proceeds from investor drawdown notices received near December 31, 2012. During the year ended December 31, 2012, we used $430.1 million in operating activities, primarily as a result of funding of portfolio investments of $760.7 million. This was partially offset by proceeds from investments of $119.1 million, repayments on investments of $190.6 million, an increase in net assets resulting from operations of $39.6 million and other operating activity of $18.7 million. Lastly, cash provided by financing activities was $448.2 million during the period, primarily due to proceeds from issuance of common stock of $287.7 million and net borrowings on debt of $176.8 million, partially offset by debt issuance costs of $5.3 million and dividends paid of $11.0 million.

As of December 31, 2013, we had $6.3 million of restricted cash in our wholly owned subsidiary TPG SL SPV, an increase of $2.0 million from December 31, 2012. The increase was primarily attributable to increased interest payments from additional investments contributed to TPG SL SPV. Proceeds received by TPG SL SPV from interest and principal at the end of a reporting period that have not gone through a settlement process are considered to be restricted cash. The settlement process involves the payment of certain required amounts under the Revolving Credit Facility (Natixis), following which excess cash generated in TPG SL SPV may be distributed to us. Restricted cash is a component of prepaid expenses and other assets in our consolidated financial statements. For additional information concerning restricted cash and our revolving credit facility, see “—Financial Condition, Liquidity and Capital Resources—Revolving Credit Facility (Natixis).”

Equity Issuances

During the years ended December 31, 2013, 2012 and 2011, we entered into subscription agreements with our existing investors, including our Adviser and its affiliates, providing for the private placement of our common stock, which brought our total capital commitments to $1.5 billion (including $117.1 million from our Adviser and its affiliates). From inception through December 31, 2013, we have drawn down a total of $0.5 billion of capital and issued 34.7 million shares, excluding equity and shares issued through our dividend reinvestment plan. As of December 31, 2013, $1.0 billion of capital commitments remained unfunded.

During the years ended December 31, 2013, 2012 and 2011, we delivered drawdown notices to our investors relating to the issuance of 3,713,053 shares, 19,199,421 shares and 11,770,448 shares, respectively, of our common stock for aggregate proceeds of $57 million, $288 million and $173 million, respectively. Proceeds from the issuances were used in investing activities and for other general corporate purposes.

On December 31, 2013, we delivered a capital drawdown notice to our investors relating to the sale of 4,234,501 shares of our common stock for an aggregate offering price of $65.0 million. The sale closed on January 15, 2014. This capital drawdown notice is not reflected in the number of shares issued for the year ended December 31, 2013 in the prior paragraph or the consolidated financial statements for the year ended December 31, 2013.

In addition to the drawdowns noted above, during the years ended December 31, 2013 and 2012, we issued 1,730,042 and 613,020 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $26.4 million and $9.2 million, respectively. We did not issue any shares to investors through our dividend reinvestment plan for the year ended December 31, 2011. On February 13, 2014, we issued 502,200 shares of our common stock through our dividend reinvestment plan for $7.8 million, which is not reflected in the number of shares issued for the year ended December 31, 2013 in this section or the consolidated financial statements for the year ended December 31, 2013.

Debt

Debt obligations consisted of the following as of December 31, 2013, 2012 and 2011:

	December 31, 2013
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA) (2)	$100.0	$32.0	$68.0
Revolving Credit Facility (Natixis) (3)	100.0	77.8	—
Revolving Credit Facility (SunTrust) (4)	400.0	322.5	77.5

Total Debt Obligations	$600.0	$432.3	$145.5

	December 31, 2012
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA) (2)	$250.0	$165.0	$85.0
Revolving Credit Facility (Natixis) (3)	100.0	66.8	4.8
Revolving Credit Facility (SunTrust) (4)	200.0	100.0	100.0

Total Debt Obligations	$550.0	$331.8	$189.8

	December 31, 2011
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA) (2)	$250.0	$155.0	$95.0

Total Debt Obligations	$250.0	$155.0	$95.0

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	On February 27, 2014, we terminated the Revolving Credit Facility (DBTCA), effective March 4, 2014. The outstanding balance under the Revolving Credit Facility (DBTCA) was paid down prior to terminating the facility.
(3)	On January 21, 2014, we amended the Revolving Credit Facility (Natixis) to increase the size of the facility to $175.0 million.
(4)	On February 27, 2014, we amended the Revolving Credit Facility (SunTrust) to increase the size of the facility to $581.3 million.

As of December 31, 2013, 2012 and 2011, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility (SunTrust)

On August 23, 2012, we entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and certain lenders. On July 2, 2013, we entered into an agreement to amend and restate the agreement, effective on July 3, 2013. The amended and restated facility, among other things, increased the size of the facility from $200 million to $350 million. The facility included an uncommitted accordion feature that allowed us, under certain circumstances, to increase the size of the facility up to $550 million. On September 30, 2013, we exercised our right under the accordion feature and increased the size of the facility to $400 million. On January 27, 2014, we again exercised our right under the accordion feature and increased the size of the facility to $420 million.

On February 27, 2014, we further amended and restated the agreement, which we refer to as the Revolving Credit Facility (SunTrust). The second amended and restated Revolving Credit Facility (SunTrust), among other things:

•	increased the size of the facility to $581.3 million;

•	increased the size of the uncommitted accordion feature to allow us, under certain circumstances, to increase the size of the facility up to $956.3 million;

•	increased the limit for swingline loans to $100 million;

•	with respect to $545 million in commitments;

•	extended the expiration of the revolving period from June 30, 2017 to February 27, 2018, during which period we, subject to certain conditions, may make borrowings under the facility; and

•	extended the stated maturity date from July 2, 2018 to February 27, 2019; and

•	provided that borrowings under the multicurrency tranche will be available in certain additional currencies.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility (SunTrust), including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus a margin, or the prime rate plus a margin. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin while the letter of credit is outstanding.

The Revolving Credit Facility (SunTrust) is guaranteed by TC Lending, LLC and certain of our domestic subsidiaries that are formed or acquired by us in the future. The Revolving Credit Facility (SunTrust) is secured by a perfected first-priority security interest in substantially all the portfolio investments held by us and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Revolving Credit Facility (SunTrust) includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants requiring:

•	an asset coverage ratio of no less than 2 to 1 on the last day of any fiscal quarter;

•

a liquidity test under which we must maintain cash and liquid investments of at least 10% of the covered debt amount under circumstances where our adjusted covered debt balance is greater than 90% of our adjusted borrowing base under the facility; and

•	stockholders’ equity of at least $205,000,000 plus 25% of the net proceeds of the sale of equity interests after August 23, 2012.

Revolving Credit Facility (Natixis)

On May 8, 2012, the “Natixis Closing Date,” our wholly owned subsidiary TPG SL SPV, LLC, a Delaware limited liability company, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, we contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between us and TPG SL SPV. We consolidate TPG SL SPV in our consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the Revolving Credit Facility (Natixis) may be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by TPG SL SPV through our ownership of TPG SL SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

The credit and security agreement provided for a contribution and reinvestment period for up to 18 months after the Natixis Closing Date, or the Natixis Commitment Termination Date. The Natixis Commitment Termination Date was November 8, 2013, at which point the reinvestment period of the Revolving Credit Facility (Natixis) expired and accordingly any undrawn availability under the facility terminated. Proceeds received by TPG SL SPV from interest, dividends or fees on assets are required to be used to pay expenses and interest on outstanding borrowings, and the excess can be returned to us, subject to certain conditions, on a quarterly basis. Prior to the Natixis Commitment Termination Date, proceeds received from principal on assets could be used to pay down borrowings or make additional investments. Following the Natixis Commitment Termination Date, proceeds received from principal on assets are required to be used to make payments of principal on outstanding borrowings on a quarterly basis. Proceeds received from interest and principal at the end of a reporting period that have not gone through the settlement process for these payment obligations are considered to be restricted cash.

On January 21, 2014, TPG SL SPV entered into an agreement to amend and restate the credit and security agreement, which we refer to as the Revolving Credit Facility (Natixis). The amended and restated facility, among other things:

•	increased the size of the facility from $100 million to $175 million;

•

reopened the reinvestment period thereunder for an additional period of six months following the closing date of January 21, 2014, which may be extended in the borrower’s sole discretion for an additional six-month period thereafter;

•	extended the stated maturity date from May 8, 2020 to January 21, 2021;

•	modified pricing; and

•	made certain changes to the eligibility criteria and concentration limits.

Amounts drawn under the amended and restated Revolving Credit Facility (Natixis) and the original credit and security agreement bear interest at LIBOR plus a margin or base rate plus a margin or, in the case of the amended and restated Revolving Credit Facility (Natixis), the lenders’ cost of funds plus a margin, in each case at TPG SL SPV’s option. TPG SL SPV’s ability to borrow at lenders’ cost of funds plus a margin lowers the interest rate currently applicable on our borrowings under the Revolving Credit Facility (Natixis). The undrawn portion of the commitment bears an unutilized commitment fee of 0.75%. The Revolving Credit Facility (Natixis) contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The Revolving Credit Facility (Natixis) is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay our other debt obligations.

As of December 31, 2013 and 2012, TPG SL SPV had $184.3 million and $154.4 million, respectively, in investments at fair value and $78.3 million and $67.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of December 31, 2013 and 2012, TPG SL SPV had $6.3 million and $4.3 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered our borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Revolving Credit Facility (DBTCA)

On September 28, 2011, we entered into a revolving credit facility with Deutsche Bank Trust Company Americas, or DBTCA. At closing, the maximum principal amount of the revolving credit facility was $150 million, subject to availability under the borrowing base. On December 22, 2011, the revolving credit facility was amended and restated, which we refer to as the Revolving Credit Facility (DBTCA). Under the Revolving Credit Facility (DBTCA), the maximum principal amount was increased from $150 million to $250 million subject to availability under a borrowing base. Proceeds from the Revolving Credit Facility (DBTCA) could have been used for investment activities, expenses, working capital requirements and general corporate purposes.

During July 2013, we reduced the capacity of the Revolving Credit Facility (DBTCA) from $250 million to $100 million. The elective reduction did not have a significant effect on our liquidity as (i) our borrowings are limited by the 1940 Act’s asset coverage requirement; and (ii) there was adequate availability under our other credit facilities.

On November 5, 2013, we entered into an agreement to amend the Revolving Credit Facility (DBTCA) by extending the stated maturity date from December 22, 2013 to June 30, 2014. The Revolving Credit Facility (DBTCA) would have matured upon the earlier of June 30, 2014 and 25 days prior to a qualifying initial public offering of the Company. On February 27, 2014, we terminated the Revolving Credit Facility (DBTCA), effective March 4, 2014. The outstanding balance under the Revolving Credit Facility (DBTCA) was paid down prior to terminating the facility. We did not incur any fees or penalties in conjunction with the termination.

The Revolving Credit Facility (DBTCA) was secured by a perfected first priority security interest in the unfunded capital commitments of our existing investors.

Interest rates on obligations under the Revolving Credit Facility (DBTCA) were based on prevailing LIBOR or prime lending rate plus an applicable margin. We could have elected either the LIBOR or prime rate at the time of draw-down, and loans could have been converted from one rate to another at any time, subject to certain conditions. We also paid a fee of 0.375% on undrawn amounts of the Revolving Credit Facility (DBTCA). In respect of each letter of credit, we paid a fee and a fixed rate while the letter of credit was outstanding.

The Revolving Credit Facility (DBTCA) contained customary covenants on us and our subsidiaries, including requirements to deposit all capital call proceeds into a collateral account, restrictions on certain distributions, and restrictions on certain types and amounts of indebtedness. The Revolving Credit Facility (DBTCA) also included customary events of default.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2013, 2012 and 2011, we had the following commitments to fund investments:

($ in millions)	December 31, 2013	December 31, 2012	December 31, 2011
Senior secured revolving loan commitments	$18.4	$17.5	$3.8
Senior secured term loan commitments	36.6	14.5	3.0

Total Portfolio Company Commitments	$55.0	$32.0	$6.8

Other Commitments and Contingencies

As of December 31, 2013, 2012 and 2011, we had $1.5 billion, $1.4 billion and $1.2 billion, respectively, in total capital commitments from investors ($1.0 billion, $0.9 billion and $1.0 billion unfunded, respectively). Of these amounts, $117.1 million, $114.1 million and $70.4 million, respectively, is from the Adviser and its affiliates ($76.7 million, $76.6 million and $60.3 million unfunded, respectively). These unfunded commitments will no longer remain in effect following the completion of an IPO.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2013, 2012 and 2011, we had outstanding commitments to fund investments totaling $55.0 million, $32.0 million and $6.8 million, respectively.

We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, our Adviser provides us with investment advisory and management services. For these services, we pay the Management Fee and the Incentive Fee.

Under the Administration Agreement, our Adviser furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse our Adviser for the allocable portion (subject to the review and approval of our Board) of expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and chief compliance officer and their respective staffs. Our Adviser also offers on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2013 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (DBTCA) (1)	$32.0	$32.0	$—	$—	$—
Revolving Credit Facility (Natixis)	77.8	—	—	—	77.8
Revolving Credit Facility (SunTrust)	322.5	—	—	322.5	—

Total Contractual Obligations	$432.3	$32.0	$—	$322.5	$77.8

(1)	On February 27, 2014, we terminated the Revolving Credit Facility (DBTCA), effective March 4, 2014. The outstanding balance under the Revolving Credit Facility (DBTCA) was paid down prior to terminating the facility.

In addition to the contractual payment obligations in the tables above, we also have commitments to fund investments. See “—Off-Balance Sheet Arrangements—Portfolio Company Commitments.”

Distributions

We have elected and qualified to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. To maintain our RIC status, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90 percent of the sum of our:

•

investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and

•	net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.

As a RIC, we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders.

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the U.S. federal excise tax described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be treated as distributing) during each calendar year an amount at least equal to the sum of:

•	98.0% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;

•	98.2 % of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and

•	100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of this tax. In that event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend or other distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have their dividends automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;

•	the Administration Agreement; and

•

a license agreement with an affiliate of TPG under which the affiliate granted us a non-exclusive license to use the TPG name and logo, for a nominal fee, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “TPG” name or logo.

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

Investments at Fair Value

Investment transactions purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the date of the binding commitment, which is generally the funding date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of our investments, including:

•	the estimated enterprise value of a portfolio company (that is, the total fair value of the portfolio company’s debt and equity);

•	the nature and realizable value of any collateral;
•	the portfolio company’s ability to make payments based on its earnings and cash flow;

•	the markets in which the portfolio company does business;

•	a comparison of the portfolio company’s securities to any similar publicly traded securities; and

•	overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future.

When an external event, such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates our valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•	The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

•	The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed-upon valuation recommendations are presented to the Audit Committee.

•	The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.

•

The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Adviser, Audit Committee and, where applicable, other third parties.

We conduct this valuation process on a quarterly basis.

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform.

We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we review pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained, as well as an assessment as to their quality.

Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

See Note 6 to our consolidated financial statements included in this Form 10-K for more information on the fair value of our investments.

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

U.S. Federal Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including on-going analyses of tax laws, regulations and interpretations thereof.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for corporate-level U.S. federal income taxes which may be significant to our financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk and currency risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We also fund portions of our investments with borrowings. Our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2013, 98.8% of our debt investments at fair value in our portfolio bore interest at floating rates, subject to interest rate floors. Our credit facilities also bear interest at floating rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Assuming that our consolidated balance sheet as of December 31, 2013 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$19.5	$13.0	$6.5
Up 200 basis points	$9.4	$8.6	$0.8
Up 100 basis points	$0.6	$4.3	$(3.7)
Down 25 basis points	$—	$(0.7)	$0.7

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the audited consolidated financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

(2)	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

(3)	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

4.1	Form of Subscription Agreement in connection with the Private Offerings (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 14, 2011).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

10.1	Form of Indemnification Agreement between the Company and certain officers and directors (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

10.2	Administration Agreement, dated as of March 15, 2011, between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2011).

10.3	Amended and Restated Investment Advisory and Management Agreement, dated December 13, 2011, between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2011).

10.4	Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.5	First Amendment to Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.6	Amended and Restated Revolving Credit Agreement, dated December 22, 2011, among TPG. Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

10.7	Dividend Reinvestment Plan of TPG Specialty Lending, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

Exhibit No	Description of Exhibits

10.8	Revolving Credit and Security Agreement, dated May 8, 2012, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2012).

10.9	Master Sale and Contribution Agreement by and between TPG Specialty Lending, Inc., as the Originator and TPG SL SPV, LLC, as the Buyer, dated as of May 8, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2012).

10.10	Senior Secured Revolving Credit Agreement, dated as of August 23, 2012, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and SunTrust Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.11	First Amendment to Amended and Restated Revolving Credit Agreement, dated October 31, 2012, among TPG. Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.12	Custodian Agreement dated November 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012).

10.13	Instrument of Removal, Appointment and Acceptance, dated November 29, 2012, among State Street Bank and Trust Company and TPG SL SPV, LLC, TPG Specialty Lending, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2013).

10.14	Second Amendment to Amended and Restated Revolving Credit Agreement, dated May 7, 2013, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)

10.15	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 2, 2013, among TPG Specialty Lending, Inc., the lenders party thereto, SunTrust Bank as administrative agent and JPMorgan Chase Bank N.A. as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2013)

10.16	Amendment No. 1 dated July 17, 2013 to Revolving Credit and Security Agreement, dated May 8, 2012, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.17	Third Amendment to Amended and Restated Revolving Credit Agreement, dated November 5, 2013, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013)

10.18	Amended and Restated Revolving Credit and Security Agreement, dated as of January 21, 2014, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent

Exhibit No	Description of Exhibits

10.19	Amended and Restated Master Sale and Contribution Agreement by and between TPG Specialty Lending, Inc., as the Originator and TPG SL SPV, LLC, as the Buyer, dated as of January 21, 2014

10.20	Second Amended and Restated Senior Secured Credit Agreement, dated February 27, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and SunTrust Bank, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent.

21.1	Subsidiaries of TPG Specialty Lending, Inc.

31.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-CEOs and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2014	TPG SPECIALTY LENDING, INC.

/s/ Michael Fishman
Co-Chief Executive Officer

/s/ Joshua Easterly
Co-Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Alan Kirshenbaum, David Stiepleman and Jennifer Mello, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2013, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2014.

Signature	Title

/s/ Michael Fishman	Co-Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Joshua Easterly	Co-Chief Executive Officer and Director and Chairman of the Board of Directors

/s/ Alan Kirshenbaum	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John A. Ross	Director and Chairman of the Audit Committee

/s/ Richard A. Higginbotham	Director

/s/ Ronald K. Tanemura	Director

TPG SPECIALTY LENDING, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TPG Specialty Lending, Inc.:

We have audited the accompanying consolidated balance sheets of TPG Specialty Lending, Inc. (and subsidiaries) (the Company), including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2013 and 2012, by correspondence with custodians or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TPG Specialty Lending, Inc. (and subsidiaries) as of December 31, 2013 and 2012, the results of their operations and their cash flows, and the changes in net assets for each of the years in the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

March 4, 2014

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $997,298 and $644,421, respectively)	$1,016,451	$653,944
Cash and cash equivalents	3,471	161,825
Interest receivable	4,933	2,354
Receivable for investments sold	—	1,976
Prepaid expenses and other assets	14,295	13,050

Total Assets	$1,039,150	$833,149

Liabilities
Revolving credit facilities	$432,267	$331,836
Management fees payable to affiliate	1,580	1,464
Incentive fees payable to affiliate	6,136	4,053
Dividends payable	14,810	10,260
Payable for investments purchased	1,974	2,759
Payable on foreign currency forward contracts	1,244	—
Payables to affiliate	2,668	480
Other liabilities	3,775	2,494

Total Liabilities	464,454	353,346

Commitments and contingencies (Note 8)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 37,027,022 and 31,583,953 shares issued, respectively; and 37,026,023 and 31,582,954 shares outstanding, respectively (1)	370	316
Additional paid-in capital (1)	552,436	469,398
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	3,981	(1,016)
Net unrealized gains on investments	17,910	9,523
Undistributed net realized gains on investments	—	1,583

Total Net Assets	574,696	479,803

Total Liabilities and Net Assets	$1,039,150	$833,149

Net Asset Value Per Share	$15.52	$15.19

(1)	As further described in Note 9, the amounts as of December 31, 2012 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$90,374	$46,402	$4,059
Other income	2,233	630	10
Interest from cash and cash equivalents	3	14	10

Total investment income from non-controlled, non-affiliated investments	92,610	47,046	4,079
Investment income from non-controlled, affiliated investments:
Interest from investments	—	2,724	1,231
Dividend income	—	1,231	—
Other income	—	10	5

Total investment income from non-controlled, affiliated investments	—	3,965	1,236

Total Investment Income	92,610	51,011	5,315

Expenses
Interest	10,469	6,020	800
Initial organization	—	—	1,500
Management fees	13,376	8,892	1,593
Incentive fees	11,790	6,996	347
Professional fees	3,691	2,881	1,563
Directors’ fees	285	287	245
Other general and administrative	2,434	1,564	773

Total expenses	42,045	26,640	6,821

Management fees waived (Note 3)	(7,135)	(3,704)	(7)

Net Expenses	34,910	22,936	6,814

Net Investment Income (Loss) Before Income Taxes	57,700	28,075	(1,499)
Income taxes, including excise taxes	199	46	—

Net Investment Income (Loss)	57,501	28,029	(1,499)

Unrealized and Realized Gains
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	9,630	7,372	1,430
Non-controlled, affiliated investments	—	(161)	882
Foreign currency forward contracts	(1,244)	—	—

Total net change in unrealized gains	8,386	7,211	2,312

Realized gains:
Non-controlled, non-affiliated investments	1,061	4,255	—
Non-controlled, affiliated investments	—	100	—
Foreign currency forward contracts	35	—	—

Total realized gains	1,096	4,355	—

Total Unrealized and Realized Gains	9,482	11,566	2,312

Increase in Net Assets Resulting from Operations	$66,983	$39,595	$813

Earnings per common share—basic and diluted (1)	$1.93	$1.93	$0.24

Weighted average shares of common stock outstanding—basic and diluted (1)	34,635,208	20,541,475	3,347,602

(1)	As further described in Note 9, the indicated amounts for the years ended December 31, 2012 and 2011 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2013

($ in thousands, except share amounts)

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Debt Investments

Aerospace and defense
MSC Software Corporation (3)(4)(6)	First-lien loan ($53,452 par, due 11/2017)	7.75%	12/23/2011	$52,828	$53,720	9.3%

Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($36,733 par, due 6/2017)	9.75%	8/28/2012	36,002	36,182	6.3%

	First-lien revolving loan ($4,611 par, due 6/2017)	10.75%	8/28/2012	4,500	4,528	0.8%

Sage Automotive Interiors, Inc. (3)(4)(6)	First-lien loan ($21,553 par, due 12/2016)	8.50%	12/31/2012	21,336	21,445	3.7%

				61,838	62,155	10.8%

Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($44,394 par, due 8/2015)	7.75%	8/31/2011	43,837	45,837	8.0%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($67,933 par, due 4/2018)	8.50%	4/11/2013	65,762	66,405	11.6%

Aptean Holdings, Inc. f/k/a Consona Holdings, Inc. (3)(4)	First-lien loan ($29,625 par, due 8/2018)	7.25%	8/13/2012	29,279	29,477	5.1%

Beyond Trust Software Holding Group, Inc. (3)(6)	First-lien loan ($42,500 par, due 12/2019)	7.25%	12/18/2013	41,462	41,437	7.2%

Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%	9/12/2013	29,105	29,202	5.1%

				165,608	166,521	29.0%

Construction and building
Mannington Mills, Inc. (3)(4)	Second-lien loan ($47,430 par, due 3/2017)	14.00% (incl. 2.00% PIK)	3/2/2012	46,545	51,817	9.0%

Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($46,560 par, due 2/2018)	8.50%	2/8/2013	46,164	47,142	8.2%

Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($29,625 par, due 9/2018)	8.75%	9/30/2013	28,931	29,032	5.1%

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($42,479 par, due 12/2017)	8.00%	12/28/2012	41,597	42,372	7.4%

Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($76,337 par, due 12/2018)	8.25%	11/21/2012	74,752	75,764	13.2%

				116,349	118,136	20.6%

Healthcare and pharmaceuticals
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($71,634 par, due 5/2018)	8.00%	11/9/2012	70,120	71,097	12.4%

SRS Software, LLC (3)(4)	First-lien loan ($35,625 par, due 12/2017)	8.75%	12/28/2012	34,782	35,625	6.2%

	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	2,000	2,000	0.3%

				106,902	108,722	18.9%

Hotel, gaming, and leisure
AMF Bowling Worldwide, Inc. (3)(4)	First-lien loan ($14,813 par, due 6/2018)	8.75%	7/2/2013	13,687	14,821	2.6%

Centaur, LLC (3)	Second-lien loan ($10,000 par, due 2/2020)	8.75%	2/15/2013	9,923	10,250	1.8%

Mandalay Baseball Properties, LLC (3)(4)	First-lien loan ($34,886 par, due 3/2017)	12.00% (incl. 4.50% PIK)	4/12/2012	34,303	35,758	6.2%

Soho House (5)	Second-lien bond (GBP 7,000 par, due 10/2018)	9.13%	9/20/2013	11,200	11,913	2.1%

				69,113	72,742	12.7%

Human resource support services
Pai Group, Inc. (3)(4)	First-lien loan ($34,737 par, due 5/2018)	10.50%	5/8/2013	33,979	34,141	5.9%

SumTotal Systems, LLC (3)(4)	First-lien loan ($7,483 par, due 11/2018)	6.25%	11/16/2012	7,405	7,371	1.3%

	Second-lien loan ($12,000 par, due 5/2019)	10.25%	11/16/2012	11,932	11,790	2.1%

				53,316	53,302	9.3%

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Insurance
Infogix, Inc. (3)(4)	First-lien loan ($31,888 par, due 6/2017)	10.00%	6/1/2012	31,433	31,808	5.5%

	First-lien revolving loan ($850 par, due 6/2017)	10.00%	6/1/2012	782	838	0.1%

				32,215	32,646	5.6%

Manufacturing
Jeeves Information Systems AB (3)(5)	First-lien loan (SEK 177,161 par, due 6/2018)	9.25%	6/5/2013	26,486	27,170	4.7%

Metals and mining
Metalico, Inc. (3)(6)	First-lien loan ($35,650 par, due 11/2019)	9.50%	11/21/2013	33,523	33,841	5.9%
Office products
Ecommerce Industries, Inc. (3)(4)(6)	First-lien loan ($19,936 par, due 10/2016)	8.00%	10/17/2011	19,764	20,086	3.5%

Oil, gas and consumable fuels
Global Geophysical (3)(4)	First-lien loan ($40,883 par, due 9/2016)	10.75%	9/30/2013	39,617	40,065	7.0%

Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($52,500 par, due 10/2019)	9.50%	10/2/2013	51,482	51,713	9.0%

Total Debt Investments				994,518	1,014,647	176.6%

Equity Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	780	0.1%
Healthcare and pharmaceuticals
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,024	0.2%

	Common Shares Class B (2,953,020 shares)		12/28/2012	20	—	0.0%

				2,000	1,024	0.2%

Total Equity Investments				2,780	1,804	0.3%

Total Investments				$997,298	$1,016,451	176.9%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of December 31, 2013, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” (see Note 4). Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan we have provided the interest rate in effect on the date presented.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility (Natixis) (see Note 7).
(5)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(6)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2012

($ in thousands, except share amounts)

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Debt Investments

Aerospace and defense
MSC.Software Corporation (3)(4)(5)	First-lien loan ($56,266 par, due 11/2017)	7.75%	12/23/2011	$55,423	$55,984	11.7%

Automotive
Heartland Automotive Holdings, LLC (3)(5)	First-lien loan ($38,951 par, due 6/2017)	9.00%	8/28/2012	37,998	38,075	7.9%

	First-lien revolving loan ($555 par, due 6/2017)	10.00%	8/28/2012	413	431	0.1%

Sage Automotive Interiors, Inc. (3)(4)(5)	First-lien loan ($19,878 par, due 12/2016)	9.50%	12/31/2012	19,717	19,679	4.1%

				58,128	58,185	12.1%

Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(5)	First-lien loan ($46,884 par, due 8/2015)	7.75%	8/31/2011	45,987	46,532	9.7%

Checkers Drive-In Restaurants, Inc. (5)	Second-lien bond ($10,000 par, due 12/2017)	11.00%	11/16/2012	10,017	10,025	2.1%

				56,004	56,557	11.8%

Business services
Consona Holdings, Inc. (3)(5)	First-lien loan ($29,925 par, due 8/2018)	7.25%	8/13/2012	29,514	29,925	6.2%

Attachmate Corporation (3)(5)	First-lien loan ($926 par, due 11/2017)	7.25%	6/25/2012	944	894	0.2%

				30,458	30,819	6.4%

Capital equipment
Federal Signal Corporation (3)(5)	First-lien loan ($41,608 par, due 2/2017)	12.00%	2/22/2012	40,897	43,064	9.0%

International Equipment Solutions, Inc. (3)(5)	First-lien loan ($29,391 par, due 9/2016)	8.50%	9/18/2012	28,732	28,876	6.0%

				69,629	71,940	15.0%

Construction and building
Mannington Mills, Inc. (3)(5)	Second-lien loan ($50,537 par, due 3/2017)	14.00% (incl. 2.00% PIK)	3/2/2012	49,551	53,190	11.1%

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Environmental Services
Synagro Technologies, Inc. (3)	First-lien loan ($3,134 par, due 10/2014)	2.31%	11/8/2012	2,759	2,813	0.6%

	Second-lien loan ($5,670 par, due 10/2014)	7.00%	9/14/2012	2,814	1,517	0.3%

				5,573	4,330	0.9%

Financial services
Embarcadero Technologies, Inc. (3)(4)(5)	First-lien loan ($59,714 par, due 12/2017)	8.00%	12/28/2012	58,223	58,221	12.1%

Rogue Wave Holdings, Inc. (3)(4)(5)	First-lien loan ($40,000 par, due 11/2017)	8.25%	11/21/2012	38,947	39,600	8.3%

				97,170	97,821	20.4%

Healthcare and pharmaceuticals
eResearch Technology, Inc. (3)(5)	First-lien loan ($24,937 par, due 5/2018)	8.00%	7/3/2012	24,006	24,626	5.1%

Mediware Information Systems, Inc. (3)(4)(5)	First-lien loan ($50,500 par, due 5/2018)	8.00%	11/9/2012	49,230	49,218	10.3%

SRS Software, LLC (3)(5)	First-lien loan ($37,500 par, due 12/2017)	8.75%	12/28/2012	36,439	36,563	7.6%

				109,675	110,407	23.0%

Hotel, gaming, and leisure
Mandalay Baseball Properties, LLC (3)(5)	First-lien loan ($28,414 par, due 3/2017)	12.00% (incl. 4.00% PIK)	4/12/2012	27,684	28,556	6.0%

Human resource support services
SumTotal Systems, LLC (3)	First-lien loan ($10,000 par, due 11/2018)	6.25%	11/16/2012	9,867	9,925	2.1%

	Second-lien loan ($5,000 par, due 5/2018)	10.25%	11/16/2012	4,950	4,925	1.0%

				14,817	14,850	3.1%

Insurance
Infogix, Inc. (3)(5)	First-lien loan ($30,613 par, due 6/2017)	10.00%	6/1/2012	29,974	30,346	6.3%

Office products
Ecommerce Industries, Inc. (3)(4)(5)	First-lien loan ($21,562 par, due 10/2016)	8.00%	10/17/2011	21,286	21,808	4.5%
Transportation
Teletrac, Inc. (3)(4)(5)	First-lien loan ($17,413 par, due 7/2017)	6.65%	7/23/2012	17,049	17,151	3.6%

Total Debt Investments				642,421	651,944	135.9%

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Equity Investments
Healthcare and pharmaceuticals
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,980	0.4%

	Common Shares Class B (2,953,020 shares)		12/28/2012	20	20	0.0%

				2,000	2,000	0.4%

Total Equity Investments				2,000	2,000	0.4%

Total Investments				$644,421	$653,944	136.3%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2012, the Company does not “control” any of the portfolio companies nor were any of the portfolio companies deemed to be “affiliates”. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate, at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan, we have provided the interest rate in effect on the date presented.
(4)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(5)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility (Natixis) (see Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

($ in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$57,501	$28,029	$(1,499)
Net change in unrealized gains on investments	8,386	7,211	2,312
Net realized gains on investments	1,096	4,355	—

Increase in Net Assets Resulting from Operations	66,983	39,595	813

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares sold	56,857	287,692	172,928
Purchase of treasury shares	—	—	(1)
Reinvestment of dividends	26,438	9,194	—
Dividends declared from net investment income	(48,301)	(26,997)	(649)
Dividends declared from realized gains	(7,084)	(2,773)	—

Increase in Net Assets Resulting from Capital Share Transactions	27,910	267,116	172,278

Total Increase in Net Assets	94,893	306,711	173,091
Net assets, beginning of period	479,803	173,092	1

Net Assets, End of Period	$574,696	$479,803	$173,092

Undistributed Net Investment Income Included in Net Assets at the End of the Period	$3,981	$(1,016)	$(2,094)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$66,983	$39,595	$813
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(9,630)	(7,211)	(2,312)
Net change in unrealized loss on foreign currency forward contracts	1,244	—	—
Net realized gains on investments	(1,061)	(4,355)	—
Net realized gains on foreign currency forward contracts	(35)	—	—
Net amortization of discount on securities	(6,728)	(4,489)	(343)
Amortization of debt issuance costs	1,903	1,496	190
Purchases of investments, net	(602,988)	(760,668)	(184,196)
Proceeds from investments, net	46,390	119,126	—
Repayments on investments	214,293	190,594	2,503
Paid-in-kind interest	(2,749)	(1,808)	—
Changes in operating assets and liabilities:
Interest receivable	(2,579)	(1,071)	(1,283)
Prepaid expenses and other assets	443	(6,292)	(1,008)
Management fees payable	116	531	933
Incentive fees payable	2,083	3,706	347
Payable to affiliate	2,188	(577)	1,057
Other liabilities	496	1,324	1,171

Net Cash Used in Operating Activities	(289,631)	(430,099)	(182,128)

Cash Flows from Financing Activities
Borrowings on revolving credit facilities	902,000	1,332,688	304,000
Payments on revolving credit facilities	(801,569)	(1,155,852)	(149,000)
Debt issuance costs	(1,615)	(5,328)	(2,108)
Proceeds from issuance of common stock	56,857	287,692	172,928
Purchase of treasury stock	—	—	(1)
Dividends paid to stockholders	(24,396)	(10,968)	—

Net Cash Provided by Financing Activities	131,277	448,232	325,819

Net Increase (Decrease) in Cash and Cash Equivalents	(158,354)	18,133	143,691
Cash and cash equivalents, beginning of period	161,825	143,692	1

Cash and Cash Equivalents, End of Period	$3,471	$161,825	$143,692

Supplemental Information:
Interest paid during the period	$8,792	$3,580	$314
Excise taxes paid during the period	$46	$—	$—
Dividends declared during the period	$55,385	$29,770	$649
Reinvestment of dividends during the period	$26,438	$9,194	$—
Subscription receivable from common stockholders	$—	$1,870	$106

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

Investments at Fair Value

Investment transactions purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the date of the binding commitment, which is generally the funding date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by the Company’s Board of Directors (the “Board”), based on, among other things, the input of the Adviser, the Company’s Audit Committee and independent third-party valuation firms engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of its investments, including: the estimated enterprise value of a portfolio company (that is, the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•	The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

•	The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

•	The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.

•

The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Adviser, Audit Committee and, where applicable, other third parties.

The Company currently conducts this valuation process on a quarterly basis.

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At December 31, 2013, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we review pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality.

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

In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s volume of derivative trading activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management policies.

Offsetting Assets and Liabilities

The Company presents the fair value of foreign currency forward contracts executed with the same counterparty on a net basis given the Company has the legal right to offset the recognized amounts, and it intends to settle on a net basis.

Foreign currency forward contract receivables or payables pending settlement are offset, and the net amount is included with receivable or payable for foreign currency forward contracts in the consolidated balance sheets when, and only when, the Company has the legal right to offset the recognized amounts, and it intends to either settle on a net basis or realize the asset and settle the liability simultaneously.

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

Cash advances received in respect of transaction-related expenses are recorded as Cash and cash equivalents with an offset to Other liabilities or Payables to affiliates. Other liabilities or Payables to affiliates are relieved as reimbursable expenses are incurred.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Code for the taxable year ended March 31, 2013. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

Dividends to Common Stockholders

Dividends to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and it declares, a cash dividend, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company expects to use newly issued shares to implement the dividend reinvestment plan.

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013- 08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 will not have a material effect on the Company’s financial condition and results of operations.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 (“ASU 2011-11”), “Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the statement of assets and liabilities. In January 2013, the FASB issued Accounting Standards Update No. 2013-01 (“ASU 2013-01”),“Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarified the types of instruments and transactions that are subject to the disclosure requirements established by ASU 2011-11. The Company’s adoption of ASU 2011-11 and ASU 2013-01 did not have a significant impact on the Company’s financial statements. See Note 5 for additional disclosure resulting from the adoption of ASU 2011-11 and ASU 2013-01.

3. Agreements and Related Party Transactions

Administration Agreement

On March 15, 2011, the Company entered into the Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf.

For the years ended December 31, 2013, 2012 and 2011, the Company incurred expenses of $1.4 million, $1.0 million and $0.3 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

On November 5, 2013, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 5, 2014, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the

Adviser or its affiliates to the Company’s Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Investment Advisory Agreement

On April 15, 2011, the Company entered into the Investment Advisory Agreement with the Adviser. The Investment Advisory Agreement was subsequently amended on December 12, 2011. Under the terms of the Investment Advisory Agreement, the Adviser will provide investment advisory services to the Company. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser the Management Fee and may also pay certain Incentive Fees.

For the quarterly periods ended September 30, 2011, and June 30, 2011, the Management Fee was calculated at an annual rate of 1.5% based on the value of the Company’s gross assets, which equals total assets before deduction of any liabilities, at the end of such calendar quarter, adjusted for share issuances and repurchases during that period. Beginning October 1, 2011, the Management Fee has been calculated at an annual rate of 1.5% based on the average value of the Company’s gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. The Management Fee is payable quarterly in arrears and is prorated for any partial month or quarter.

For the years ended December 31, 2013, 2012 and 2011, Management Fees were $13.4 million, $8.9 million, and $1.6 million, respectively.

Until such time that the Company completes an initial public offering of its Common Stock, or IPO, the Adviser has waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the years ended December 31, 2013, 2012, and 2011, Management Fees of $7.1 million, $3.7 million, and $7 thousand, respectively, were waived. Any waived Management Fees are not subject to recoupment by the Adviser.

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears, equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate” the calculation of which is further explained below, until the Adviser has received 15% of the total pre-Incentive Fee net investment income for that quarter (17.5% subsequent to an IPO) and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 15% of all remaining pre-Incentive Fee net investment income for that quarter (17.5% subsequent to an IPO). The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 15% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a quarter (7.28% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 15% of any pre-Incentive Fee net investment income in excess of 1.82% in any quarter is payable to the Adviser.

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that we may not have received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

(ii)	The second component, payable at the end of each fiscal year in arrears, prior to the end of the quarter in which an IPO is completed, equals 15%, and following the completion of an IPO, will equal a weighted percentage of cumulative realized capital gains from our inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. We refer to this component of the Incentive Fee as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following the end of the quarter in which an IPO is completed, the Incentive Fee rate will be 17.5%. The Company accrues, but does not pay, a capital gains Incentive Fee with respect to unrealized appreciation because a capital gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of an IPO, the portion of the Company’s realized capital gains that accrued prior to an IPO will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued following the end of the quarter in which an IPO is completed will be subject to an incentive fee rate of 17.5%.

Prior to the completion of an IPO, if cumulative net realized losses from the Company’s inception exceeded the aggregate dollar amount of dividends paid by the Company through that date, the Adviser would forgo the right to receive its quarterly Incentive Fee payments with respect to pre-Incentive Fee net investment income until the time that cumulative net realized losses were less than or equal to the aggregate amount of dividend payments.

The Company accrues the Incentive Fee taking into account unrealized gains and losses; however, Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, prohibits the Adviser from receiving the payment of fees until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future. For the year ended December 31, 2013, Incentive Fees were $11.8 million of which $10.5 million were realized and payable to the Adviser. For the year ended December 31, 2012, Incentive Fees were $7.0 million of which $5.7 million were realized and payable to the Adviser. For the year ended December 31, 2011, Incentive Fees were $0.3 million none of which were realized and payable to the Adviser.

On November 5, 2013, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described above, the Investment Advisory Agreement will remain in effect until November 5, 2014, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the years ended December 31, 2013, 2012 and 2011, were $5.0 million, $3.8 million and $2.3 million, respectively.

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

Investments at fair value consisted of the following at December 31, 2013 and 2012:

	December 31, 2013
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$863,436	$877,164	$13,728
Second-lien debt investments	131,082	137,482	6,400
Mezzanine debt investments	—	—	—
Equity investments	2,780	1,805	(975)

Total Investments	$997,298	$1,016,451	$19,153

	December 31, 2012
	Amortized Cost (1)	Fair Value	Net Unrealized Gains
First-lien debt investments	$575,089	$582,287	$7,198
Second-lien debt investments	67,332	69,657	2,325
Mezzanine debt investments	—	—	—
Equity investments	2,000	2,000	—

Total Investments	$644,421	$653,944	$9,523

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
Aerospace and defense	5.3%	8.6%
Automotive	6.1%	8.9%
Beverage, food, and tobacco	4.5%	8.6%
Business services	16.5%	4.7%
Capital equipment	—	11.0%
Construction and building	5.1%	8.1%
Containers and packaging	4.6%	—
Education	2.9%	—
Environmental industries	—	0.7%
Financial services	11.6%	15.0%
Healthcare and pharmaceuticals	10.8%	17.2%
Hotel, gaming, and leisure	7.2%	4.4%
Human resource support services	5.2%	2.3%
Insurance	3.2%	4.6%
Manufacturing	2.7%	—
Metals and mining	3.3%	—
Office products	2.0%	3.3%
Oil, gas and consumable fuels	3.9%	—
Transportation	5.1%	2.6%

Total	100.0%	100.0%

The geographic composition of Investments at fair value at December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
United States
Midwest	14.2%	18.8%
Northeast	21.7%	17.8%
South	19.7%	25.7%
West	35.5%	37.7%
Europe	8.9%	—

Total	100.0%	100.0%

5. Derivatives

Foreign Currency

The Company enters into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s foreign currency forward contracts during the year ended December 31, 2013 had terms of approximately one to two months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each month. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the year ended December 31, 2013, we entered into foreign currency forward contracts related to our investments in Jeeves Information Systems AB (SEK) and Soho House Bond Ltd. (GBP).

As of December 31, 2013, details of open foreign currency forward contracts were as follows:

Foreign Currency Forward Contracts	Settlement Date	Amount (in ‘000s) and Transaction	USD Value at Settlement Date	USD Value at December 31, 2013	Unrealized Depreciation presented in Consolidated Financial Statements
Swedish Kronor (SEK)	January 24, 2014	188,672 sold	$(28,440)	$(29,366)	$(926)
British Pound (GBP)	January 24, 2014	7,000 sold	(11,274)	(11,592)	(318)

Total			$(39,714)	$(40,958)	$(1,244)

There were no open foreign currency forward contracts as of December 31, 2012.

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as a separate line item within the Company’s consolidated balance sheets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The Company is not required to post cash collateral related to its foreign currency forward contracts, but may be required to do so in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2013 and 2012:

	Fair Value Hierarchy at December 31, 2013
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$22,192	$854,972	$877,164
Second-lien debt investments	—	33,952	103,530	137,482
Mezzanine debt investments	—	—	—	—
Equity investments	—	—	1,805	1,805

Total Investments at Fair Value	—	56,144	960,307	1,016,451

Foreign currency forward contracts	—	(1,244)	—	(1,244)

Total	$—	$54,900	$960,307	$1,015,207

	Fair Value Hierarchy at December 31, 2012
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$68,183	$514,104	$582,287
Second-lien debt investments	—	16,467	53,190	69,657
Mezzanine debt investments	—	—	—	—
Equity investments	—	—	2,000	2,000

Total Investments at Fair Value	$—	$84,650	$569,294	$653,944

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of year	$514,104	$53,190	$—	$2,000	$569,294
Purchases	507,056	51,270	—	780	559,106
Proceeds from investments	(30,615)	—	—	—	(30,615)
Repayments / redemptions	(178,831)	(4,086)	—	—	(182,917)
Paid-in-kind interest	1,770	979	—	—	2,749
Net change in unrealized gains	6,054	1,865	—	(975)	6,944
Net realized gains	142	—	—	—	142
Net amortization of discount on securities	5,367	312	—	—	5,679
Transfers into Level 3	29,925	—	—	—	29,925

Balance, End of Year	$854,972	$103,530	$—	$1,805	$960,307

	Year Ended December 31, 2012
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of year	$160,178	$14,170	$—	$10,000	$184,348
Purchases	575,936	94,608	—	2,000	672,544
Proceeds from investments	(51,185)	(45,905)	—	—	(97,090)
Repayments / redemptions	(179,800)	(543)	—	(10,000)	(190,343)
Paid-in-kind interest	914	817	—	—	1,731
Net change in unrealized gains	3,795	3,639	—	(100)	7,334
Net realized gains	459	441	—	100	1,000
Net amortization of discount on securities	3,807	133	—	—	3,940
Transfers out of Level 3	—	(14,170)	—	—	(14,170)

Balance, End of Year	$514,104	$53,190	$—	$2,000	$569,294

Aptean Holdings, Inc., formerly known as Consona Holdings, Inc., transferred into Level 3 during the year ended December 31, 2013, as a result of changes in the observability of inputs into its valuation.

Rare Restaurant Group, LLC transferred out of Level 3 during the year ended December 31, 2012, as a result of changes in the observability of inputs into its valuation.

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2013 and 2012:

	Net Change in Unrealized Appreciation or Depreciation for the Year Ended December 31, 2013 on Investments Held at December 31, 2013	Net Change in Unrealized Appreciation or Depreciation for the Year Ended December 31, 2012 on Investments Held at December 31, 2012
First-lien debt investments	$8,468	$4,280
Second-lien debt investments	1,865	3,638
Mezzanine debt investments	—	—
Equity investments	(975)	—

Total	$9,358	$7,918

The following table presents the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of December 31, 2013 and 2012:

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)		Impact to Valuation from an Increase to Input
First-lien debt investments	$854,972	Income Approach	Market Yield	5.50% — 13.12% (9.81%	)	Decrease
Second-lien debt investments	$103,530	Income Approach	Market Yield	9.32% —9.87% (9.59%	)	Decrease
Mezzanine debt investments	$—
Equity investments	$1,805	Income Approach	Weighted Average Cost of Capital (WACC)	12.1% — 15.3% (14.0%)		Decrease

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)		Impact to Valuation from an Increase to Input
First-lien debt investments	$514,104	Income Approach (1)	Market Yield	7.00% - 11.29% (9.71%)		Decrease
Second-lien debt investments	$53,190	Income Approach	Market Yield	10.78% -10.78% (10.78%)		Decrease
Mezzanine debt investments	$—
Equity investments	$2,000	Market Approach (2)
(1)	Includes $114.5 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investment.
(2)	Valued at cost due to the proximity of the transaction relative to the measurement date.

The Company typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company’s capital structure.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2013 and 2012, approximates its carrying value as the outstanding balances are callable at carrying value.

Other Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and debt, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2013 and 2012, the Company’s asset coverage was 232.9% and 244.6%, respectively.

Debt obligations consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$100,000	$32,000	$68,000
Revolving Credit Facility (Natixis)	100,000	77,767	—
Revolving Credit Facility (SunTrust)	400,000	322,500	77,500

Total Debt Obligations	$600,000	$432,267	$145,500

	December 31, 2012
	Total Facility	Borrowings Outstanding	Amount Available (1)
Revolving Credit Facility (DBTCA)	$250,000	$165,000	$85,000
Revolving Credit Facility (Natixis)	100,000	66,836	4,808
Revolving Credit Facility (SunTrust)	200,000	100,000	100,000

Total Debt Obligations	$550,000	$331,836	$189,808

(1)	The amount available considers any limitations related to the respective debt facilities’ borrowing bases.

For the years ended December 31, 2013, 2012 and 2011, the components of interest expense were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest expense	$7,168	$3,272	$401
Commitment fees	1,398	1,252	209
Amortization of debt issuance costs	1,903	1,496	190

Total Interest Expense	$10,469	$6,020	$800

Average debt outstanding (in millions)	$266.1	$111.2	$11.4
Weighted average interest rate	2.7%	2.9%	3.0%

Revolving Credit Facility (SunTrust)

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and certain lenders. On July 2, 2013, the Company entered into an agreement to amend and restate the agreement, effective on July 3, 2013. The amended and restated facility, among other things, increased the size of the facility from $200 million to $350 million. The facility included an uncommitted accordion feature that allowed the Company, under certain circumstances, to increase the size of the facility up to $550 million. On September 30, 2013, the Company exercised its right under the accordion feature and increased the size of the facility to $400 million. On January 27, 2014, the Company again exercised its right under the accordion feature and increased the size of the facility to $420 million.

On February 27, 2014, the Company further amended and restated the Revolving Credit Facility (SunTrust). The second amended and restated agreement (the Revolving Credit Facility (SunTrust)), among other things:

•	increased the size of the facility to $581.3 million;

•	increased the size of the uncommitted accordion feature to allow the Company, under certain circumstances to increase the size of the facility up to $956.3 million;

•	increased the limit for swingline loans to $100 million;

•	with respect to $545 million in commitments,

•	extended the expiration of the revolving period from June 30, 2017 to February 27, 2018, during which period the Company, subject to certain conditions, may make borrowings under the facility, and

•	extended the stated maturity date from July 2, 2018 to February 27, 2019; and

•	provided that borrowings under the multicurrency tranche will be available in certain additional currencies.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility (SunTrust), including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus a margin, or the prime rate plus a margin. The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

The Revolving Credit Facility (SunTrust) is guaranteed by TC Lending, LLC and certain domestic subsidiaries that are formed or acquired by the Company in the future. The Revolving Credit Facility (SunTrust) is secured by a perfected first-priority security interest in substantially all the portfolio investments held by the Company and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Revolving Credit Facility (SunTrust) includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants requiring:

•	an asset coverage ratio of no less than 2 to 1 on the last day of any fiscal quarter;

•

a liquidity test under which the Company must maintain cash and liquid investments of at least 10% of the covered debt amount under circumstances where the Company’s adjusted covered debt balance is greater than 90% of the Company’s adjusted borrowing base under the facility; and

•	stockholders’ equity of at least $205,000,000 plus 25% of the net proceeds of the sale of equity interests after August 23, 2012.

Revolving Credit Facility (Natixis)

On May 8, 2012, the “Natixis Closing Date,” the Company’s wholly owned subsidiary TPG SL SPV, LLC, a Delaware limited liability company, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, the Company contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between the Company and TPG SL SPV. The Company consolidates TPG SL SPV in its consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the Revolving Credit Facility (Natixis) may be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by TPG SL SPV through its ownership of TPG SL SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

The credit and security agreement provided for a contribution and reinvestment period for up to 18 months after the Natixis Closing Date, or the Natixis Commitment Termination Date. The Natixis Commitment Termination Date was November 8, 2013, at which point the reinvestment period of the Revolving Credit Facility (Natixis) expired and accordingly any undrawn availability under the facility terminated. Proceeds received by TPG SL SPV from interest, dividends or fees on assets are required to be used to pay expenses and interest on outstanding borrowings, and the excess can be returned to the Company, subject to certain conditions, on a quarterly basis. Prior to the Natixis Commitment Termination Date, proceeds received from principal on assets could be used to pay down borrowings or make additional investments. Following the Natixis Commitment Termination Date, proceeds received from principal on assets are required to be used to make payments of principal on outstanding borrowings on a quarterly basis. Proceeds received from interest and principal at the end of a reporting period that have not gone through the settlement process for these payment obligations are considered to be restricted cash.

On January 21, 2014, TPG SL SPV entered into an agreement to amend and restate the credit and security agreement (as amended, Revolving Credit Facility (Natixis)). The amended and restated facility, among other things:

•	increased the size of the facility from $100 million to $175 million;

•

reopened the reinvestment period thereunder for an additional period of six months following the closing date of January 21, 2014, which may be extended in the borrower’s sole discretion for an additional six-month period thereafter;

•	extended the stated maturity date from May 8, 2020 to January 21, 2021;

•	modified pricing; and

•	made certain changes to the eligibility criteria and concentration limits.

Amounts drawn under the amended and restated Revolving Credit Facility (Natixis) and the original credit and security agreement bear interest at LIBOR plus a margin or base rate plus a margin or, in the case of the amended and restated Revolving Credit Facility (Natixis), the lenders’ cost of funds plus a margin, in each case at TPG SL SPV’s option. TPG SL SPV’s ability to borrow at lenders’ cost of funds plus a margin lowers our interest rate currently applicable on the Company’s borrowings under the Revolving Credit Facility (Natixis). The undrawn portion of the commitment bears an unutilized commitment fee of 0.75%. The Revolving Credit Facility (Natixis) contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The Revolving Credit Facility (Natixis) is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay the Company’s other debt obligations.

As of December 31, 2013 and 2012, TPG SL SPV had $184.3 million and $154.4 million, respectively, in investments at fair value, and $78.3 million and $67.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of December 31, 2013 and 2012, TPG SL SPV had $6.3 million and $4.3 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered the Company’s borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Revolving Credit Facility (DBTCA)

On September 28, 2011, the Company entered into a revolving credit facility with Deutsche Bank Trust Company Americas, or DBTCA. At closing, the maximum principal amount of the revolving credit facility was $150 million, subject to availability under the borrowing base. On December 22, 2011, the revolving credit facility was amended and restated (as amended the Revolving Credit Facility (DBTCA)). Under the Revolving Credit Facility (DBTCA), the maximum principal amount was increased from $150 million to $250 million subject to availability under a borrowing base. Proceeds from the Revolving Credit Facility (DBTCA) could have been used for investment activities, expenses, working capital requirements and general corporate purposes.

During July 2013, the Company reduced the capacity of the Revolving Credit Facility (DBTCA) from $250 million to $100 million. The elective reduction did not have a significant effect on the Company’s liquidity as (i) the Company’s borrowings are limited by the 1940 Act’s asset coverage requirement; and (ii) there was adequate availability under the Company’s other credit facilities.

On November 5, 2013, the Company entered into an agreement to amend the Revolving Credit Facility (DBTCA) by extending the stated maturity date from December 22, 2013 to June 30, 2014. The Revolving Credit Facility (DBTCA) would have matured upon the earlier of June 30, 2014 and 25 days prior to a qualifying initial public offering of the Company. On February 27, 2014, The Company terminated the Revolving Credit Facility (DBTCA), effective March 4, 2014. The outstanding balance under the Revolving Credit Facility (DBTCA) was paid down prior to terminating the facility. The Company did not incur any fees or penalties in conjunction with the termination.

The Revolving Credit Facility (DBTCA) was secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s existing investors.

Interest rates on obligations under the Revolving Credit Facility (DBTCA) were based on prevailing LIBOR or prime lending rate plus an applicable margin. The Company could have elected either the LIBOR or prime rate at the time of draw-down, and loans could have been converted from one rate to another at any time, subject to certain conditions. The Company also paid a fee of 0.375% on undrawn amounts of the Revolving Credit Facility (DBTCA). In respect of each letter of credit, the Company paid a fee and a fixed rate while the letter of credit was outstanding.

The Revolving Credit Facility (DBTCA) contained customary covenants on the Company and its subsidiaries, including requirements to deposit all capital call proceeds into a collateral account, restrictions on certain distributions, and restrictions on certain types and amounts of indebtedness. The Revolving Credit Facility (DBTCA) also included customary events of default.

As of December 31, 2013 and December 31, 2012, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2013 and 2012, the Company had the following commitments to fund investments:

	December 31, 2013	December 31, 2012
Senior secured revolving loan commitments	$18,374	$17,500
Senior secured term loan commitments	36,600	14,500

Total Portfolio Company Commitments	$54,974	$32,000

Other Commitments and Contingencies

As of December 31, 2013 and 2012, the Company had $1.5 billion and $1.4 billion, respectively, in total capital commitments from investors ($1.0 billion and $0.9 billion unfunded, respectively). Of these amounts, $117.1 million and $114.1 million, respectively, is from the Adviser and its affiliates ($76.7 million and $76.6 million unfunded, respectively).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2013, management is not aware of any pending or threatened litigation.

9. Net Assets

During the years ended December 31 2013 and 2012, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including the Adviser and its affiliates, providing for the private placement of the Company’s Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Common Stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. Offering costs associated with the private placements were absorbed by the Adviser.

The following tables summarize the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Shares Issued (1)	Proceeds Received
February 20, 2013	2,079,224	$31,857
September 26, 2013	1,633,829	25,000

Total Capital Drawdowns	3,713,053	$56,857

	Year Ended December 31, 2012
	Shares Issued (1)	Proceeds Received
February 15, 2012	435,061	$6,429
February 22, 2012	2,368,398	35,000
March 29, 2012	5,076,511	75,000
May 31, 2012	892,058	13,459
June 29, 2012	2,319,591	35,000
September 26, 2012	1,496,143	22,698
December 21, 2012 (2)	6,611,659	100,000

Total Capital Drawdowns	19,199,421	$287,586

(1)	As further described in Note 9, the indicated amounts have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.
(2)	As of December 31, 2012, there were $1.9 million in capital drawdowns outstanding from investors. On January 4, 2013, all outstanding amounts had been received by the Company.

On December 31, 2013, the Company delivered a capital drawdown notice to its investors relating to the sale of 4,234,501 shares of the Company’s common stock, par value $0.01 per share for an aggregate offering price of $65.0 million. The sale closed on January 15, 2014.

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to investors who have not opted out of the Company’s dividend reinvestment plan:

	Year Ended December 31, 2013
Date Declared	Record Date	Date Shares Issued	Shares Issued (1)
December 31, 2012	December 31, 2012	March 12, 2013	343,981
March 12, 2013	March 31, 2013	May 7, 2013	436,728
June 30, 2013	June 30, 2013	August 6, 2013	469,799
September 30, 2013	September 30, 2013	November 5, 2013	479,534

Total Shares Issued			1,730,042

(1)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

	Year Ended December 31, 2012
Date Declared	Record Date	Date Shares Issued	Shares Issued (2)
December 31, 2011 (1)	December 31, 2011	March 20, 2012	22,870
March 20, 2012	March 31, 2012	May 16, 2012	97,214
May 9, 2012	June 30, 2012	August 7, 2012	221,098
September 30, 2012	September 30, 2012	November 13, 2012	271,838

Total Shares Issued			613,020

(1)	On March 20, 2012, 1,934 shares were issued to the Adviser in connection with its then participation in the dividend reinvestment plan.
(2)	As further described in Note 9, the indicated amounts have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

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

On December 3, 2013, the Board approved a stock split in the form of a stock dividend pursuant to which the Company’s stockholders of record as of December 4, 2013 received 65.676 additional shares of common stock for each share of common stock held. The Company distributed the shares on December 5, 2013 and paid cash for fractional shares without interest or deduction. The Company has retroactively applied the effect of the stock split to the financial information presented herein by multiplying numbers of shares outstanding by 66.676 and dividing per share amounts by 66.676. As of December 31, 2013, the Company’s issued and outstanding shares totaled 37,026,023, as adjusted for the stock split.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2013	December 31, 2012
Increase in net assets resulting from operations	$66,983	$39,595
Weighted average shares of common stock outstanding—basic and diluted (1)	34,635,208	20,541,475
Earnings per common share—basic and diluted (1)	$1.93	$1.93

(1)	As further described in Note 9, the indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

11. Dividends

The following tables summarize dividends declared during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
Date Declared	Record Date	Payment Date	Dividend per Share (2)
March 12, 2013	March 31, 2013	May 6, 2013	$0.38
June 30, 2013	June 30, 2013	July 31, 2013	0.40
September 30, 2013	September 30, 2013	October 31, 2013	0.38
December 31, 2013 (1)	December 31, 2013	January 30, 2014	0.40

Total Dividends Declared			$1.56

(1)	December 31, 2013 declared dividend includes a special dividend of $0.03 per share.
(2)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

	Year Ended December 31, 2012
Date Declared	Record Date	Payment Date	Dividend per Share (2)
March 20, 2012	March 31, 2012	May 7, 2012	$0.16
May 9, 2012	June 30, 2012	August 3, 2012	0.32
September 30, 2012	September 30, 2012	October 30, 2012	0.36
December 31, 2012 (1)	December 31, 2012	January 31, 2013	0.33

Total Dividends Declared			$1.17

(1)	December 31, 2012 declared dividend includes a special dividend of $0.01 per share.
(2)	As further described in Note 9, the indicated amounts have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The dividends declared during the years ended December 31, 2013 and December 31, 2012, were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The following reconciles Increase in net assets resulting from operations for the fiscal years ended December 31, 2013, 2012 and 2011, to undistributed taxable income at December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Increase in net assets resulting from operations	$66,983	$39,595	$813
Adjustments:
Net unrealized gain on investments	(8,386)	(7,211)	(2,312)
Other income (expense) for tax purposes, not book	562	(670)	111
Deferred organization costs	(100)	(100)	1,425
Other expenses not currently deductible	243	49	347
Other book-tax differences	(901)	92	272

Undistributed Taxable Income	$58,401	$31,755	$656

Note:	Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. In addition, due to the Company’s differing fiscal, tax, and excise tax year ends, the best estimates available are recorded to the above accounts in the period that such differences arise or are identifiable.

During the year ended December 31, 2013, permanent differences were principally related to $0.2 million attributable to accrued U.S. federal excise taxes, $3.0 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains and $1.4 million on the disposition of investments with PIK earnings not previously recognized for tax purposes. During the year ended December 31, 2012, permanent differences of $46 thousand were principally attributable to accrued U.S. federal excise taxes. During the year ended December 31, 2011, permanent differences were primarily attributable to $54 thousand of nondeductible net operating losses incurred by the Company in respect of the Company’s taxable year ended March 31, 2011, and were recorded as a decrease to the Company’s additional paid-in capital and accumulated net investment income (loss) as of December 31, 2011.

We neither have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax year remains subject to examination by the Internal Revenue Service.

The tax cost of the Company’s investments as of December 31, 2013, 2012 and 2011, approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of Common Stock outstanding during the years ended December 31, 2013, 2012, and 2011. There was no activity for the period from July 21, 2010 (inception) to December 31, 2010 other than the initial issuance of Common Stock.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 21, 2010 (inception) to December 31, 2010
Per Share Data (3)(4)
Net asset value, beginning of period	$15.19	$14.71	$0.01	$—
Issuance of Common Stock at prices above net asset value	—	—	14.98	0.01
Net investment income (loss)	1.66	1.36	(0.44)	—
Net realized and unrealized gains	0.23	0.29	0.22	—

Total from investment operations	1.89	1.65	(0.22)	—
Dividends declared from net investment income	(1.36)	(1.06)	(0.06)	—
Dividends declared from realized gains	(0.20)	(0.11)	—	—

Total increase in net assets	0.33	0.48	14.70	0.01

Net Asset Value, End of Period	$15.52	$15.19	$14.71	$0.01

Shares Outstanding, End of Period (4)	37,026,023	31,582,954	11,770,514	66,676
Total Return (1)	12.44%	11.3%	n.m.	N/A
Ratios / Supplemental Data
Ratio of net expenses to average net assets	6.4%	6.9%	10.9%	N/A
Ratio of net investment income (loss) to average net assets	12.3%	8.4%	(2.4%)	N/A
Net assets, end of period	$574,696	$479,803	$173,092	$1
Weighted-average shares outstanding	34,635,208	20,541,475	3,347,602	4,467
Total committed capital, end of period (2)	$1,500,000	$1,402,970	$1,211,246	$1
Ratio of total contributed capital to total committed capital, end of period	34.5%	32.8%	14.3%	100%
Year of formation	2010	2010	2010	2010

(1)	U.S. GAAP requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. For the year ended December 31, 2011, calculating total return in such a manner does not adjust for the effect of the initial seed funding as part of the Company’s formation (at $1 per share) and accordingly the information is not meaningful. Excluding the effect of the initial seed funding, total return for the period July 1, 2011 through December 31, 2011 would be (1.58%).
(2)	As of December 31, 2013, 2012 and 2011, the amount includes commitments from the Adviser and its affiliates of $117.1, $114.1 and $70.4 million, respectively.
(3)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted.
(4)	As further described in Note 9, the indicated amounts for activity prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

14. Selected Quarterly Financial Data (Unaudited)

	2013
	Q4	Q3		Q2	Q1
Investment Income	$27,569	$23,298		$20,940	$20,802
Net Expenses	$10,576	$8,713		$8,123	$7,696
Net Investment Income	$16,993	$14,585		$12,817	$13,106
Net Gains on Investments	$4,063	$1,674		$1,391	$2,355
Increase in Net Assets Resulting from Operations	$21,056	$16,259		$14,208	$15,461
Net Asset Value per Share as of the End of the Quarter	$15.52	$15.35	(1)	$15.29 (1)	$15.27 (1)

	2012
	Q4	Q3		Q2	Q1
Investment Income	$18,169	$14,554		$11,314	$6,974
Net Expenses	$7,277	$6,637		$4,711	$4,357
Net Investment Income	$10,892	$7,917		$6,603	$2,617
Net Gains on Investments	$1,568	$5,664		$1,165	$3,169
Increase in Net Assets Resulting from Operations	$12,460	$13,581		$7,768	$5,786
Net Asset Value per Share as of the End of the Quarter (1)	$15.19	$15.12		$14.92	$14.88

	2011
	Q4	Q3		Q2	Q1
Investment Income	$3,764	$1,551		$—	$—
Net Expenses	$2,835	$1,789		$636	$1,554
Net Investment Income (Loss)	$929	$(238)		$(636)	$(1,554)
Net Unrealized Gains	$937	$1,375		$—	$—
Increase (Decrease) in Net Assets Resulting from Operations	$1,866	$1,137		$(636)	$(1,554)
Net Asset (Liability) Value per Share as of the End of the Quarter (1)	$14.71	$14.50		$14.06	$(23.31)

(1)	As further described in Note 9, the indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.