Form 10-K/A
period 2013-12-31
TPG Specialty Lending, Inc.
filed 2014-03-14
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the Securities and Exchange Commission on March 4, 2014 (“Form 10-K”).

This Amendment amends Part IV, Item 15, “Exhibits and Financial Statement Schedules,” of our Form 10-K. We made the following amendments in response to comments received from the staff of the Securities and Exchange Commission: (i) revised Note 1 to add disclosure regarding the Company’s filing of a registration statement on Form N-2 related to an initial public offering of the Company’s common stock; and (ii) revised Note 8 to add disclosure stating that unfunded commitments of our existing investors will no longer remain in effect following the completion of an initial public offering. This Amendment does not amend any other item of our Form 10-K.

There are no other changes to the Form 10-K other than as set forth above. This Amendment does not reflect events occurring after the March 4, 2014 filing of our Form 10-K or modify or update the disclosures set forth in the Form 10-K in any way. As a result, this Amendment contains forward-looking information that has not been updated for events subsequent to the March 4, 2014 filing of our Form 10-K, and we direct you to our SEC filings made subsequent to March 4, 2014 for additional information.

TPG SPECIALTY LENDING, INC.

Index to Amendment No. 1 to Annual Report on Form 10-K/A for

Year Ended December 31, 2013

PAGE
PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K/A.

(2)	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K/A.

(3)	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K/A, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

4.1	Form of Subscription Agreement in connection with the Private Offerings (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 14, 2011).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

10.1	Form of Indemnification Agreement between the Company and certain officers and directors (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

10.2	Administration Agreement, dated as of March 15, 2011, between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2011).

10.3	Amended and Restated Investment Advisory and Management Agreement, dated December 13, 2011, between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2011).

10.4	Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.5	First Amendment to Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).

10.6	Amended and Restated Revolving Credit Agreement, dated December 22, 2011, among TPG. Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

10.7	Dividend Reinvestment Plan of TPG Specialty Lending, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

1

Exhibit No	Description of Exhibits

10.8	Revolving Credit and Security Agreement, dated May 8, 2012, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2012).

10.9	Master Sale and Contribution Agreement by and between TPG Specialty Lending, Inc., as the Originator and TPG SL SPV, LLC, as the Buyer, dated as of May 8, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2012).

10.10	Senior Secured Revolving Credit Agreement, dated as of August 23, 2012, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and SunTrust Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.11	First Amendment to Amended and Restated Revolving Credit Agreement, dated October 31, 2012, among TPG. Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012).

10.12	Custodian Agreement dated November 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012).

10.13	Instrument of Removal, Appointment and Acceptance, dated November 29, 2012, among State Street Bank and Trust Company and TPG SL SPV, LLC, TPG Specialty Lending, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2013).

10.14	Second Amendment to Amended and Restated Revolving Credit Agreement, dated May 7, 2013, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)

10.15	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 2, 2013, among TPG Specialty Lending, Inc., the lenders party thereto, SunTrust Bank as administrative agent and JPMorgan Chase Bank N.A. as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2013)

10.16	Amendment No. 1 dated July 17, 2013 to Revolving Credit and Security Agreement, dated May 8, 2012, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.17	Third Amendment to Amended and Restated Revolving Credit Agreement, dated November 5, 2013, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013)

10.18	Amended and Restated Revolving Credit and Security Agreement, dated as of January 21, 2014, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 4, 2014)

2

Exhibit No	Description of Exhibits

10.19	Amended and Restated Master Sale and Contribution Agreement by and between TPG Specialty Lending, Inc., as the Originator and TPG SL SPV, LLC, as the Buyer, dated as of January 21, 2014 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 4, 2014).

10.20	Second Amended and Restated Senior Secured Credit Agreement, dated February 27, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and SunTrust Bank, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 4, 2014).

21.1	Subsidiaries of TPG Specialty Lending, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 4, 2014).

31.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-CEOs and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2014	TPG SPECIALTY LENDING, INC.

/s/ Michael Fishman
Co-Chief Executive Officer

/s/ Joshua Easterly
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2014.

Signature	Title

/s/ Michael Fishman	Co-Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Joshua Easterly	Co-Chief Executive Officer and Director and Chairman of the Board of Directors

/s/ Alan Kirshenbaum	Chief Financial Officer (Principal Financial and Accounting Officer)

* John A. Ross	Director and Chairman of the Audit Committee

* Richard A. Higginbotham	Director

* Ronald K. Tanemura	Director

* /s/ Michael Fishman
By:	Michael Fishman
Attorney-in-Fact

4

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

Recent Developments

On February 18, 2014, we filed a registration statement on Form N-2 (File No. 333-193986) with the Securities and Exchange Commission related to an initial public offering of the Company’s common stock. The timing of the Company’s initial public offering is uncertain. The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective.

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

Other Commitments and Contingencies

As of December 31, 2013 and 2012, the Company had $1.5 billion and $1.4 billion, respectively, in total capital commitments from investors ($1.0 billion and $0.9 billion unfunded, respectively). Of these amounts, $117.1 million and $114.1 million, respectively, is from the Adviser and its affiliates ($76.7 million and $76.6 million unfunded, respectively). These unfunded commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock. See Note 1.

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