Form 10-Q
period 2014-03-31
TPG Specialty Lending, Inc.
filed 2014-05-08
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 001-36364

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at May 7, 2014 was 53,347,891.

TPG SPECIALTY LENDING, INC.

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

•

the risks, uncertainties and other factors we identify in the sections entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 4, 2014, and our Form 10-K/A, filed with the SEC on March 14, 2014, as amended, and elsewhere in our filings with the SEC.

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

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,172,442 and $997,298, respectively)	$1,195,539	$1,016,451
Cash and cash equivalents	28,804	3,471
Interest receivable	8,936	4,933
Prepaid expenses and other assets	18,185	14,295

Total Assets	$1,251,464	$1,039,150

Liabilities
Debt	$402,077	$432,267
Management fees payable to affiliate	1,772	1,580
Incentive fees payable to affiliate	7,526	6,136
Dividends payable	19,717	14,810
Payable for investments purchased	4,864	1,974
Payable on foreign currency forward contracts	—	1,244
Payables to affiliate	2,051	2,668
Other liabilities	8,702	3,775

Total Liabilities	446,709	464,454

Commitments and contingencies (Note 8)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 51,888,707 and 37,027,022 shares issued, respectively; and 51,887,708 and 37,026,023 shares outstanding, respectively	519	370
Additional paid-in capital	776,706	552,436
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	2,620	3,981
Net unrealized gains on investments and foreign currency translation	23,624	17,910
Undistributed net realized gains on investments, including foreign currency forward contracts	1,287	—

Total Net Assets	804,755	574,696

Total Liabilities and Net Assets	$1,251,464	$1,039,150

Net Asset Value Per Share	$15.51	$15.52

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Income
Investment income:
Interest from investments	$31,118	$20,624
Other income	2,363	177
Interest from cash and cash equivalents	—	1

Total Investment Income	33,481	20,802

Expenses
Interest	3,824	2,250
Management fees	4,237	3,016
Incentive fees	4,473	2,729
Professional fees	1,172	582
Directors’ fees	72	71
Other general and administrative	916	528

Total expenses	14,694	9,176

Management fees waived (Note 3)	(2,464)	(1,484)

Net Expenses	12,230	7,692

Net Investment Income Before Income Taxes	21,251	13,110
Income taxes, including excise taxes	9	4

Net Investment Income	21,242	13,106
Unrealized and Realized Gains (Losses)
Net change in unrealized gains:
Investments	3,944	1,948
Translation of assets and liabilities in foreign currencies	1,771	—

Total net change in unrealized gains	5,715	1,948

Realized gains (losses):
Investments	—	407
Foreign currency forward contracts	(1,609)	—

Total realized gains (losses)	(1,609)	407

Total Unrealized and Realized Gains	4,106	2,355

Increase in Net Assets Resulting from Operations	$25,348	$15,461

Earnings per common share—basic and diluted (1)	$0.61	$0.47

Weighted average shares of common stock outstanding—basic and diluted (1)	41,539,083	32,560,424

(1)	As further described in Note 9, the indicated amounts for the three months ended March 31, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2014

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and defense
MSC Software Corporation (3)(4)(6)	First-lien loan ($53,452 par, due 11/2017)	7.75%	12/23/2011	$52,875	$53,720	6.7%
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($33,910 par, due 6/2017)	9.75%	8/28/2012	33,281	32,977	4.1%
	First-lien revolving loan ($4,611 par, due 6/2017)	10.75%	8/28/2012	4,508	4,458	0.6%
Sage Automotive Interiors, Inc. (3)(4)(6)	First-lien loan ($21,330 par, due 12/2016)	8.50%	12/31/2012	21,130	21,437	2.7%

				58,919	58,872	7.4%

Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($65,000 par, due 3/2020)	7.75%	3/3/2014	63,551	63,538	7.9%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($66,933 par, due 4/2018)	7.50%	4/11/2013	64,891	66,933	8.3%
Beyond Trust Software Holding Group, Inc. (3)(6)	First-lien loan ($42,234 par, due 12/2019)	7.25%	12/18/2013	41,268	41,390	5.1%
Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%	9/12/2013	29,129	29,354	3.6%

				135,288	137,677	17.0%

Company (1)	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Construction and building
Mannington Mills, Inc. (3)(4)	Second-lien loan ($47,366 par, due 3/2017)	14.00 (incl. 2.00 PIK	% % )	3/2/2012	46,540	51,156	6.4%
Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($46,080 par, due 2/2018)	8.50%		2/8/2013	45,708	46,771	5.8%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($29,250 par, due 9/2018)	8.75%		9/30/2013	28,594	28,811	3.6%
Electronics
My Alarm Center, LLC (3)(4)	First-lien loan ($52,550 par, due 1/2018)	8.50%		1/9/2014	51,514	51,743	6.4%
	Mezzanine loan ($4,688 par, due 7/2018)	16.25 (incl. 4.25 PIK	% % )	1/9/2014	4,643	4,664	0.6%

					56,157	56,407	7.0%

Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($42,479 par, due 12/2017)	8.00%		12/28/2012	41,641	42,478	5.3%
Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($68,174 par, due 12/2018)	7.23%		11/21/2012	66,820	67,663	8.4%

					108,461	110,141	13.7%

Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC (3)(4)	First-lien term loan ($25,000 par, due 3/2020)	10.00%		3/11/2014	24,442	24,438	3.0%
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($70,975 par, due 5/2018)	8.00%		11/9/2012	69,543	70,975	8.8%
SRS Software, LLC (3)(4)	First-lien loan ($35,156 par, due 12/2017)	8.75%		12/28/2012	34,452	35,244	4.4%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%		12/28/2012	1,916	2,005	0.2%

					130,353	132,662	16.4%

Hotel, gaming, and leisure
AMF Bowling Worldwide, Inc. (3)(4)	First-lien loan ($14,719 par, due 6/2018)	8.75%		7/2/2013	13,651	14,676	1.8%
Centaur, LLC (3)	Second-lien loan ($10,000 par, due 2/2020)	8.75%		2/15/2013	9,923	10,188	1.3%
Mandalay Baseball Properties, LLC (3)(4)	First-lien loan ($35,279 par, due 3/2017)	12.00 (incl. 4.50 PIK	% % )	4/12/2012	34,734	36,601	4.5%
Soho House (5)	Second-lien bond (GBP 7,000 par, due 10/2018)	9.13%		9/20/2013	11,201	12,356	1.6%

					69,509	73,821	9.2%

Company (1)	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Human resource support services
Pai Group, Inc. (3)(4)	First-lien loan ($34,413 par, due 5/2018)	10.50%	5/8/2013	33,696	34,118	4.2%
SumTotal Systems, LLC (3)(4)	First-lien loan ($7,463 par, due 11/2018)	6.25%	11/16/2012	7,380	7,416	0.9%
	Second-lien loan ($12,000 par, due 5/2019)	10.25%	11/16/2012	11,943	11,895	1.5%

				53,019	53,429	6.6%

Internet Services
Highwinds Capital, Inc. (3)(4)	First-lien loan ($29,000 par, due 7/2018)	9.00%	3/7/2014	28,698	28,768	3.6%
Insurance
Infogix, Inc. (3)(4)	First-lien loan ($36,900 par, due 6/2017)	10.00%	6/1/2012	36,372	36,900	4.6%
	First-lien revolving loan ($650 par, due 6/2017)	10.00%	6/1/2012	586	650	0.1%

				36,958	37,550	4.7%

Manufacturing
Jeeves Information Systems AB (3)(5)(6)	First-lien loan (SEK 211,066 par, due 6/2018)	9.25%	6/5/2013	31,440	32,229	4.0%
Metals and mining
Metalico, Inc. (3)(4)(6)	First-lien loan ($35,435 par, due 11/2019)	9.50%	11/21/2013	33,391	34,049	4.2%
Office products
Ecommerce Industries, Inc. (3)(4)	First-lien loan ($35,657 par, due 3/2019)	7.25%	3/11/2014	35,309	35,059	4.4%
Oil, gas and consumable fuels
Global Geophysical (3)(4)	First-lien loan ($40,883 par, due 9/2016)	10.75%	9/30/2013	39,916	40,269	5.0%
Trident Exploration Corp. (3)(4)(5)	Second-lien loan ($64,838 par, due 10/2017)	10.00%	2/5/2014	62,960	66,296	8.2%

				102,876	106,565	13.2%

Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($52,500 par, due 10/2019)	9.50%	10/2/2013	51,516	51,974	6.5%

Total Debt Investments				1,169,162	1,193,199	148.3%

Equity Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	780	0.1%

Company (1)	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC (3)(4)	Common Shares Class A (495 shares)		3/11/2014	363	363	0.0%
	Common Shares Class B (187.5 shares)		3/11/2014	137	137	0.0%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,059	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	1	0.0%

				2,500	1,560	0.1%

Total Equity Investments				3,280	2,340	0.2%

Total Investments				$1,172,442	$1,195,539	148.5%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of March 31, 2014, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” – see Note 4. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan, we have provided the interest rate in effect on the date presented.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis Bank (see Note 7).
(5)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(6)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2013

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Interest		Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and defense
MSC Software Corporation (3)(4)(6)	First-lien loan ($53,452 par, due 11/2017)	7.75%		12/23/2011	$52,828	$53,720	9.3%
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($36,733 par, due 6/2017)	9.75%		8/28/2012	36,002	36,182	6.3%
	First-lien revolving loan ($4,611 par, due 6/2017)	10.75%		8/28/2012	4,500	4,528	0.8%
Sage Automotive Interiors, Inc. (3)(4)(6)	First-lien loan ($21,553 par, due 12/2016)	8.50%		12/31/2012	21,336	21,445	3.7%

					61,838	62,155	10.8%

Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($44,394 par, due 8/2015)	7.75%		8/31/2011	43,837	45,837	8.0%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($67,933 par, due 4/2018)	8.50%		4/11/2013	65,762	66,405	11.6%
Aptean Holdings, Inc. f/k/a Consona Holdings, Inc. (3)(4)	First-lien loan ($29,625 par, due 8/2018)	7.25%		8/13/2012	29,279	29,477	5.1%
Beyond Trust Software Holding Group, Inc. (3)(6)	First-lien loan ($42,500 par, due 12/2019)	7.25%		12/18/2013	41,462	41,437	7.2%
Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%		9/12/2013	29,105	29,202	5.1%

					165,608	166,521	29.0%

Construction and building
Mannington Mills, Inc. (3)(4)	Second-lien loan ($47,430 par, due 3/2017)	14.00 (incl. 2.00 PIK	% % )	3/2/2012	46,545	51,817	9.0%

Company (1)	Investment	Interest		Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($46,560 par, due 2/2018)	8.50%		2/8/2013	46,164	47,142	8.2%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($29,625 par, due 9/2018)	8.75%		9/30/2013	28,931	29,032	5.1%
Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($42,479 par, due 12/2017)	8.00%		12/28/2012	41,597	42,372	7.4%
Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($76,337 par, due 12/2018)	8.25%		11/21/2012	74,752	75,764	13.2%

					116,349	118,136	20.6%

Healthcare and pharmaceuticals
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($71,634 par, due 5/2018)	8.00%		11/9/2012	70,120	71,097	12.4%
SRS Software, LLC (3)(4)	First-lien loan ($35,625 par, due 12/2017)	8.75%		12/28/2012	34,782	35,625	6.2%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%		12/28/2012	2,000	2,000	0.3%

					106,902	108,722	18.9%

Hotel, gaming, and leisure
AMF Bowling Worldwide, Inc. (3)(4)	First-lien loan ($14,813 par, due 6/2018)	8.75%		7/2/2013	13,687	14,821	2.6%
Centaur, LLC (3)	Second-lien loan ($10,000 par, due 2/2020)	8.75%		2/15/2013	9,923	10,250	1.8%
Mandalay Baseball Properties, LLC (3)(4)	First-lien loan ($34,886 par, due 3/2017)	12.00 (incl. 4.50	% % PIK)	4/12/2012	34,303	35,758	6.2%
Soho House (5)	Second-lien bond (GBP 7,000 par, due 10/2018)	9.13%		9/20/2013	11,200	11,913	2.1%

					69,113	72,742	12.7%

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Human resource support services
Pai Group, Inc. (3)(4)	First-lien loan ($34,737 par, due 5/2018)	10.50%	5/8/2013	33,979	34,141	5.9%
SumTotal Systems, LLC (3)(4)	First-lien loan ($7,483 par, due 11/2018)	6.25%	11/16/2012	7,405	7,371	1.3%
	Second-lien loan ($12,000 par, due 5/2019)	10.25%	11/16/2012	11,932	11,790	2.1%

				53,316	53,302	9.3%

Insurance
Infogix, Inc. (3)(4)	First-lien loan ($31,888 par, due 6/2017)	10.00%	6/1/2012	31,433	31,808	5.5%
	First-lien revolving loan ($850 par, due 6/2017)	10.00%	6/1/2012	782	838	0.1%

				32,215	32,646	5.6%

Manufacturing
Jeeves Information Systems AB (3)(5)	First-lien loan (SEK 177,161 par, due 6/2018)	9.25%	6/5/2013	26,486	27,170	4.7%
Metals and mining
Metalico, Inc. (3)(6)	First-lien loan ($35,650 par, due 11/2019)	9.50%	11/21/2013	33,523	33,841	5.9%
Office products
Ecommerce Industries, Inc. (3)(4)(6)	First-lien loan ($19,936 par, due 10/2016)	8.00%	10/17/2011	19,764	20,086	3.5%
Oil, gas and consumable fuels
Global Geophysical (3)(4)	First-lien loan ($40,883 par, due 9/2016)	10.75%	9/30/2013	39,617	40,065	7.0%
Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($52,500 par, due 10/2019)	9.50%	10/2/2013	51,482	51,713	9.0%

Total Debt Investments				994,518	1,014,647	176.6%

Equity Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	780	0.1%

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Healthcare and pharmaceuticals
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,024	0.2%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	—	0.0%

				2,000	1,024	0.2%

Total Equity Investments				2,780	1,804	0.3%

Total Investments				$997,298	$1,016,451	176.9%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of December 31, 2013, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” (see Note 4). Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan, we have provided the interest rate in effect on the date presented.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the Structuring Credit Facility (see Note 7).
(5)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(6)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Increase in Net Assets Resulting from Operations
Net investment income	$21,242	$13,106
Total net change in unrealized gains	5,715	1,948
Total realized gains (losses)	(1,609)	407

Increase in Net Assets Resulting from Operations	25,348	15,461

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	216,634	31,857
Reinvestment of dividends	7,794	5,224
Dividends declared from net investment income	(19,717)	(13,000)

Increase in Net Assets Resulting from Capital Share Transactions	204,711	24,081

Total Increase in Net Assets	230,059	39,542
Net assets, beginning of period	574,696	479,803

Net Assets, End of Period	$804,755	$519,345

Undistributed Net Investment Income Included in Net Assets at the End of the Period	$2,620	$(907)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$25,348	$15,461
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized gains on investments	(5,715)	(1,948)
Net realized gains on investments	—	(407)
Net realized losses on foreign currency forward contracts	1,609	—
Net amortization of discount on securities	(4,434)	(2,407)
Amortization of debt issuance costs	578	502
Purchases of investments, net	(325,289)	(76,943)
Proceeds from investments, net	50,035	32,670
Repayments on investments	103,567	77,244
Paid-in-kind interest	(630)	(560)
Changes in operating assets and liabilities:
Interest receivable	(4,003)	(644)
Prepaid expenses and other assets	(1,367)	3,341
Management fees payable to affiliate	192	68
Incentive fees payable to affiliate	1,390	306
Payables to affiliate	(617)	670
Other liabilities	7,817	(3,143)

Net Cash Provided by (Used in) Operating Activities	(151,519)	44,210

Cash Flows from Financing Activities
Borrowings on debt	487,378	225,000
Payments on debt	(517,042)	(293,181)
Debt issuance costs	(3,101)	—
Proceeds from issuance of common stock	216,634	31,857
Dividends paid to stockholders	(7,017)	(5,034)
Other	—	(11)

Net Cash Provided by (Used in) Financing Activities	176,852	(41,369)

Net Increase in Cash and Cash Equivalents	25,333	2,841
Cash and cash equivalents, beginning of period	3,471	161,825

Cash and Cash Equivalents, End of Period	$28,804	$164,666

Supplemental Information:
Interest paid during the period	$2,781	$1,851
Excise taxes paid during the period	$185	$—
Dividends declared during the period	$19,717	$13,000
Reinvestment of dividends during the period	$7,794	$5,224

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

TPG Specialty Lending, Inc. (“TSL” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). TSL is managed by TSL Advisers, LLC (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, TPG SL SPV, LLC, a Delaware limited liability company (“TPG SL SPV”).

On March 21, 2014, the Company completed its initial public offering (“IPO”), issuing 7,000,000 shares at $16.00 per share, and its concurrent private placement, issuing 3,124,984 shares at $16.00 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $151.6 million.

In April 2014, a total of 1,050,000 shares of stock were issued pursuant to the exercise of the underwriters’ over-allotment option. Net of underwriting fees and offering costs, the Company received additional total cash proceeds of $15.4 million

On March 21, 2014, the Company’s shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “TSLX”.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”), on March 4, 2014, and Form 10-K/A for the year ended December 31, 2013, which was filed with the SEC, on March 14, 2014.

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

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of its investments, including: the estimated enterprise value of a portfolio company (that is, the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At March 31, 2014, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

•	market value of investments, outstanding debt on revolving credit facilities, other assets and liabilities: at the spot exchange rate on the last business day of the period; and

•	purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the consolidated statements of operations.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

Dividends to Common Stockholders

Dividends to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013- 08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 did not have a material effect on the Company’s financial condition and results of operations.

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

For the three months ended March 31, 2014 and 2013, the Company incurred expenses of $0.6 million and $0.3 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2014 and 2013, Management Fees were $4.2 million and $3.0 million, of which $1.8 million and $1.6 million were payable at March 31, 2014 and 2013, respectively.

Until the IPO, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three months ended March 31, 2014 and 2013, Management Fees of $2.5 million and $1.5 million, respectively, were waived. Any waived Management Fees are not subject to recoupment by the Adviser. Following the IPO, the Adviser does not intend to waive its right to receive the full Management Fee and accordingly, the Company will be required to pay the full amount of the Management Fee.

The Incentive Fee consists of two parts, as follows:

(i)	The first component, payable at the end of each quarter in arrears through March 31, 2014, equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” the calculation of which is further explained below, until the Adviser has received 15% of the total pre-Incentive Fee net investment income for that quarter and, for pre-Incentive Fee net investment income in excess of 1.76% quarterly, 15% of all remaining pre-Incentive Fee net investment income for that quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 15% on all pre-Incentive Fee net investment income when that amount equals 1.76% in a quarter (7.06% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 15% of any pre-Incentive Fee net investment income in excess of 1.76% in any quarter is payable to the Adviser.

The first component, payable at the end of each quarter in arrears beginning April 1, 2014, equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” the calculation of which is further explained below, until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a quarter (7.28% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any quarter is payable to the Adviser.

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

(ii)	The second component, payable at the end of each fiscal year in arrears, through March 31, 2014, equals 15%, and beginning April 1, 2014, will equal a weighted percentage of cumulative realized capital gains from our inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. We refer to this component of the Incentive Fee as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate will be 17.5%. The Company accrues, but does not pay, a capital gains Incentive Fee with respect to unrealized appreciation because a capital gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014 will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 will be subject to an incentive fee rate of 17.5%.

To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, prior to the IPO, the pre-Incentive Fee net investment income was expressed as a rate of return on an average daily hurdle calculation value. The average daily hurdle calculation value, on any given day, equaled

•	net assets as of the end of the calendar quarter immediately preceding the day; plus

•	the aggregate amount of capital drawn from investors (or reinvested pursuant to the dividend reinvestment plan) from the beginning of the current quarter to the day; minus

•

the aggregate amount of distributions (including share repurchases) made by the Company from the beginning of the current quarter to the day (but only to the extent the distributions were not declared and accounted for on our books and records in a previous quarter).

Following the IPO, for purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter.

The Company accrues the Incentive Fee taking into account unrealized gains and losses; however, Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, prohibits the Adviser from receiving the payment of fees until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future. For the three months ended March 31, 2014, Incentive Fees were $4.5 million, of which $3.7 million were realized and payable to the Adviser. For the three months ended March 31, 2013, Incentive Fees were $2.7 million, of which $2.4 million were realized and payable to the Adviser.

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

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the three months ended March 31, 2014 and 2013 were $1.5 million and $0.9 million, respectively.

The Adviser has entered into an agreement (the “10b5-1 Plan”) with Goldman, Sachs & Co., in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, under which Goldman, Sachs & Co., as agent for the Adviser, will buy up to $25 million in the aggregate of our common stock, subject to certain conditions, during the period beginning April 24, 2014 and ending on the earlier of the date on which all the capital committed to the 10b5-1 Plan has been exhausted or December 31, 2014.

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

Investments at fair value consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$970,436	$984,670	$14,234
Second-lien debt investments	194,083	203,865	9,782
Mezzanine debt investments	4,643	4,664	21
Equity investments	3,280	2,340	(940)

Total Investments	$1,172,442	$1,195,539	$23,097

	December 31, 2013
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$863,436	$877,164	$13,728
Second-lien debt investments	131,082	137,483	6,401
Mezzanine debt investments	—	—	—
Equity investments	2,780	1,804	(976)

Total Investments	$997,298	$1,016,451	$19,153

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums as applicable on debt investments using the effective interest method.

The industry composition of Investments at fair value as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Aerospace and defense	4.5%	5.3%
Automotive	4.9%	6.1%
Beverage, food, and tobacco	5.3%	4.5%
Business services	11.6%	16.5%
Construction and building	4.3%	5.1%
Containers and packaging	3.9%	4.6%
Education	2.4%	2.9%
Electronics	4.7%	—
Financial services	9.2%	11.6%
Healthcare and pharmaceuticals	11.2%	10.8%
Hotel, gaming, and leisure	6.2%	7.2%
Human resource support services	4.5%	5.2%
Insurance	3.1%	3.2%
Internet services	2.4%	—
Manufacturing	2.7%	2.7%
Metals and mining	2.9%	3.3%
Office products	2.9%	2.0%
Oil, gas and consumable fuels	8.9%	3.9%
Transportation	4.4%	5.1%

Total	100.0%	100.0%

The geographic composition of Investments at fair value as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
United States
Midwest	12.5%	14.2%
Northeast	23.0%	21.7%
South	17.7%	19.7%
West	33.2%	35.5%
Europe	8.1%	8.9%
Canada	5.5%	—

Total	100.0%	100.0%

5. Derivatives

Foreign Currency

The Company enters into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s foreign currency forward contracts during the three months ended March 31, 2014 and year ended December 31, 2013 had terms of approximately one to two months. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the three months ended March 31, 2014, the Company settled its foreign currency forward contracts related to its investments in Jeeves Information Systems AB and Soho House Bond Ltd., which in total generated a realized loss of $1.6 million. The Company did not enter into new foreign currency forward contracts related to these investments.

As of December 31, 2013, details of open foreign currency forward contracts were as follows:

December 31, 2013
Foreign Currency Forward Contracts	Settlement Date	Amount (in 000’s) and Transaction	USD Value at Settlement Date	USD Value at December 31, 2013	Unrealized Depreciation presented in Consolidated Financial Statements
Swedish Krona (SEK)	January 24, 2014	188,672 sold	$(28,440)	$(29,366)	$(926)
British Pound (GBP)	January 24, 2014	7,000 sold	(11,274)	(11,592)	(318)

			$(39,714)	$(40,958)	$(1,244)

All realized and unrealized gains and losses on foreign currency forward contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as a separate line item within the Company’s consolidated balance sheets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The Company is not required to post cash collateral related to its foreign currency forward contracts, but may be required to do so in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2014 and December 31, 2013.

	Fair Value Hierarchy at March 31, 2014
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$22,093	$962,577	$984,670
Second-lien debt investments	—	34,438	169,427	203,865
Mezzanine debt investments	—	—	4,664	4,664
Equity investments	—	—	2,340	2,340

Total Investments at Fair Value	$—	$56,531	$1,139,008	$1,195,539

	Fair Value Hierarchy at December 31, 2013
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$22,192	$854,972	$877,164
Second-lien debt investments	—	33,952	103,531	137,483
Mezzanine debt investments	—	—	—	—
Equity investments	—	—	1,804	1,804
Total Investments at Fair Value	$—	$56,144	$960,307	$1,016,451
Foreign currency forward contracts	—	(1,244)	—	(1,244)

Total	$—	$54,900	$960,307	$1,016,207

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2014 and 2013.

	As of and for the Three Months Ended March 31, 2014
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$854,972	$103,531	$—	$1,804	$960,307
Purchases	257,098	63,050	4,641	500	325,289
Proceeds from investments	(51,642)	—	—	—	(51,642)
Repayments / redemptions	(102,989)	(464)	—	—	(103,453)
Paid-in-kind interest	392	238	—	—	630
Net change in unrealized gains	542	2,907	21	36	3,506
Net amortization of discount on securities	4,204	165	2	—	4,371

Balance, End of Period	$962,577	$169,427	$4,664	$2,340	$1,139,008

	As of and for the Three Months Ended March 31, 2013
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$514,104	$53,190	$—	$2,000	$569,294
Purchases	64,720	(180)	—	—	64,540
Proceeds from investments	(30,615)	—	—	—	(30,615)
Repayments / redemptions	(48,993)	(3,181)	—	—	(52,174)
Paid-in-kind interest	313	246	—	—	559
Net change in unrealized gains	1,298	280	—	—	1,578
Net realized gains	332	—	—	—	332
Net amortization of discount on securities	1,351	103	—	—	1,454

Balance, End of Period	$502,510	$50,458	$—	$2,000	$554,968

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2014 and 2013:

	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended March 31, 2014 on Investments Held at March 31, 2014	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended March 31, 2013 on Investments Held at March 31, 2013
First-lien debt investments	$3,062	$3,465
Second-lien debt investments	2,908	281
Mezzanine debt investments	21	—
Equity investments	35	—

Total	$6,026	$3,746

The following tables present the Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
First-lien debt investments	$962,577	Income Approach	Market Yield	7.56% — 13.27% (9.87%)	Decrease
Second-lien debt investments	$169,427	Income Approach	Market Yield	9.30% — 10.51% (9.90%)	Decrease
Mezzanine debt investments	$4,664	Income Approach	Market Yield	17.38%	Decrease
Equity investments	$2,340	Income Approach (1)	Weighted Average Cost of Capital (WACC)	10.6% — 15.3% (13.4%)	Decrease
(1) Includes $0.5 million equity investment which, due to the proximity of the transaction relative to the measurement date, was valued using the cost of the investment.
	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
First-lien debt investments	$854,972	Income Approach	Market Yield	5.50% — 13.12% (9.81%)	Decrease
Second-lien debt investments	$103,531	Income Approach	Market Yield	9.32% — 9.87% (9.59%)	Decrease
Mezzanine debt investments	$—
Equity investments	$1,804	Income Approach	Weighted Average Cost of Capital (WACC)	12.1% — 15.3% (14.0%)	Decrease

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2014 and December 31, 2013, approximates its carrying value as the outstanding balances are callable at carrying value.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1, while the Company’s other assets and liabilities, other than investments at fair value and debt, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2014 and December 31, 2013, the Company’s asset coverage was 300.1% and 232.9%, respectively.

Debt consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Total Facility	Borrowings Outstanding	Amount Available (1)
SPV Asset Facility (2)	$175,000	$153,225	$3,464
Revolving Credit Facility (3)	581,250	248,852	332,398

Total Debt	$756,250	$402,077	$335,862

	December 31, 2013
	Total Facility	Borrowings Outstanding	Amount Available (1)
Subscription Credit Facility (4)	$100,000	$32,000	$68,000
SPV Asset Facility (2)	100,000	77,767	—
Revolving Credit Facility (3)	400,000	322,500	77,500

Total Debt	$600,000	$432,267	$145,500

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	On January 21, 2014, the Company amended the SPV Asset Facility to increase the size of the facility to $175.0 million.
(3)	On February 27, 2014, the Company amended the Revolving Credit Facility to increase the size of the facility to $581.3 million.
(4)	On February 27, 2014, the Company terminated the Subscription Credit Facility, effective March 4, 2014. The outstanding balance was paid down prior to terminating the facility.

For the three months ended March 31, 2014 and 2013, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Interest expense	$2,996	$1,335
Commitment fees	250	413
Amortization of debt issuance cost	578	502

Total Interest Expense	$3,824	$2,250

Average debt outstanding (in millions)	$471.0	$188.0
Weighted average interest rate	2.5%	2.8%

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders. On July 2, 2013, the Company entered into an agreement to amend and restate the agreement, effective on July 3, 2013. The amended and restated facility, among other things, increased the size of the facility from $200 million to $350 million. The facility included an uncommitted accordion feature that allowed the Company, under certain circumstances, to increase the size of the facility up to $550 million. On September 30, 2013, the Company exercised its right under the accordion feature and increased the size of the facility to $400 million. On January 27, 2014, the Company again exercised its right under the accordion feature and increased the size of the facility to $420 million.

On February 27, 2014, the Company further amended and restated the agreement. The second amended and restated agreement (the Revolving Credit Facility), among other things:

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

Net proceeds received from the closing of the IPO and concurrent private placement were used to pay down borrowings on the Revolving Credit Facility.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. In connection with the Company settling its foreign currency forward contracts related to its investments in Jeeves Information Systems AB and Soho House Bond Ltd., during the three months ended March 31, 2014 the Company borrowed in foreign currencies from its Revolving Credit Facility. As of March 31, 2014, the Company has outstanding debt denominated in Swedish Krona (“SEK”) of 218,379,000 and outstanding debt denominated in Pound Sterling (“GBP”) of 7,000,000 on its Revolving Credit Facility, included in the Borrowings Outstanding amount in the table above.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus a margin, or the prime rate plus a margin. The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

The Revolving Credit Facility is guaranteed by TC Lending, LLC and certain domestic subsidiaries that are formed or acquired by the Company in the future. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by the Company and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants requiring:

•	an asset coverage ratio of no less than 2 to 1 on the last day of any fiscal quarter;

•

a liquidity test under which the Company must maintain cash and liquid investments of at least 10% of the covered debt amount under circumstances where the Company’s adjusted covered debt balance is greater than 90% of the Company’s adjusted borrowing base under the facility; and

•	stockholders’ equity of at least $205 million plus 25% of the net proceeds of the sale of equity interests after August 23, 2012.

SPV Asset Facility

On May 8, 2012, the “Closing Date,” the Company’s wholly owned subsidiary TPG SL SPV, LLC, a Delaware limited liability company, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, the Company contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between the Company and TPG SL SPV. The Company consolidates TPG SL SPV in its consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility may be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by TPG SL SPV through its ownership of TPG SL SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

The credit and security agreement provided for a contribution and reinvestment period for up to 18 months after the Closing Date, or the Commitment Termination Date. The Commitment Termination Date was November 8, 2013, at which point the reinvestment period of the SPV Asset Facility expired and accordingly any undrawn availability under the facility terminated. Proceeds received by TPG SL SPV from interest, dividends or fees on assets are required to be used to pay expenses and interest on outstanding borrowings, and the excess can be returned to the Company, subject to certain conditions, on a quarterly basis. Prior to the Commitment Termination Date, proceeds received from principal on assets could be used to pay down borrowings or make additional investments. Following the Commitment Termination Date, proceeds received from principal on assets are required to be used to make payments of principal on outstanding borrowings on a quarterly basis. Proceeds received from interest and principal at the end of a reporting period that have not gone through the settlement process for these payment obligations are considered to be restricted cash.

On January 21, 2014, TPG SL SPV entered into an agreement to amend and restate the credit and security agreement (as amended, SPV Asset Facility). The amended and restated facility, among other things:

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

Amounts drawn under the amended and restated SPV Asset Facility and the original credit and security agreement bear interest at LIBOR plus a margin or base rate plus a margin or, in the case of the amended and restated SPV Asset Facility, the lenders’ cost of funds plus a margin, in each case at TPG SL SPV’s option. TPG SL SPV’s ability to borrow at lenders’ cost of funds plus a margin lowers the interest rate currently applicable on the Company’s borrowings under the SPV Asset Facility. The undrawn portion of the commitment bears an unutilized commitment fee of 0.75%. The SPV Asset Facility contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay the Company’s other debt obligations.

As of March 31, 2014 and December 31, 2013, TPG SL SPV had $350.4 million and $184.3 million, respectively, in investments at fair value, and $155.1 million and $78.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of March 31, 2014 and December 31, 2013, TPG SL SPV had $8.5 million and $6.3 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered the Company’s borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Subscription Credit Facility

On February 27, 2014, the Company terminated its Subscription Credit Facility with Deutsche Bank Trust Company Americas, effective March 4, 2014. At the time of the termination, the maximum principal amount of the facility was $100 million, and the outstanding balance was paid down prior to terminating the facility.

As of March 31, 2014 and December 31, 2013, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2014 and December 31, 2013, the Company had the following commitments to fund investments:

	March 31, 2014	December 31, 2013
Senior secured revolving loan commitments	$23,700	$18,374
Senior secured term loan commitments	31,985	36,600

Total Portfolio Company Commitments	$55,685	$54,974

Other Commitments and Contingencies

As of December 31, 2013 the Company had $1.5 billion in total capital commitments from investors (over $0.9 billion unfunded). Of this amount, $117.1 million was from the Adviser and its affiliates ($76.7 million unfunded). The remaining unfunded capital commitments terminated upon the completion of the Company’s IPO.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2014, management is not aware of any pending or threatened litigation.

9. Net Assets

On March 21, 2014, the Company completed its IPO, issuing 7,000,000 shares at $16.00 per share, and its concurrent private placement, issuing 3,124,984 shares at $16.00 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $151.6 million.

In April 2014, a total of 1,050,000 shares of stock were issued pursuant to the exercise of the underwriters’ over-allotment option. Net of underwriting fees and offering costs, the Company received additional total cash proceeds of $15.4 million.

Prior to December 31, 2013, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including the Adviser and its affiliates, providing for the private placement of the Company’s Common Stock. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase the Company’s Common Stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. Offering costs associated with the private placements were absorbed by the Adviser. The remaining unfunded capital commitments related to these subscription agreements terminated upon the completion of the Company’s IPO.

The following tables summarize the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Shares Issued	Proceeds Received
January 15, 2014	4,234,501	$65,000

Total Capital Drawdowns	4,234,501	$65,000

	Three Months Ended March 31, 2013
	Shares Issued (1)	Proceeds Received
February 20, 2013	2,079,224	$31,857

Total Capital Drawdowns	2,079,224	$31,857

(1)	As further described in this Note 9, the indicated amounts have been retroactively adjusted for the stock split, which was effected in the form of a stock dividend.

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
Date Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2013	December 31, 2013	February 13, 2014	502,200

Total Shares Issued			502,200

	Three Months Ended March 31, 2013
Date Declared	Record Date	Date Shares Issued	Shares Issued (1)
December 31, 2012	December 31, 2012	March 12, 2013	343,981

Total Shares Issued			343,981

(1)	As further described in this Note 9, the indicated amounts have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such shareholder by the net asset value per share of the Common Stock on the record date of the dividend. The Common Stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

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

On May 1, 2014, pursuant to its dividend reinvestment plan, the Company issued 410,183 shares in connection with the dividend that was paid on April 30, 2014. This dividend was declared on March 26, 2014 for shareholders of record on March 31, 2014.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2014	March 31, 2013
Increase in net assets resulting from operations	$25,348	$15,461
Weighted average shares of common stock outstanding - basic and diluted (1)	41,539,083	32,560,424
Earnings per common share - basic and diluted (1)	$0.61	$0.47

(1)	As further described in Note 9, the indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

11. Dividends

The following tables summarize dividends declared during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
Date Declared	Record Date	Payment Date	Dividend per Share
March 26, 2014	March 31, 2014	April 30, 2014	$0.38

Total			$0.38

	Three Months Ended March 31, 2013
Date Declared	Record Date	Payment Date	Dividend per Share (1)
March 12, 2013	March 31, 2013	May 6, 2013	$0.38

Total			$0.38

(1)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The dividends declared during the three months ended March 31, 2014 and 2013, were derived from net investment income determined on a tax basis.

12. Income Taxes

For the three months ended March 31, 2014, the Company has accrued $9 thousand for U.S federal excise tax. For the three months ended March 31, 2013, we accrued $4 thousand for U.S federal excise tax.

For the three months ended March 31, 2014, the Company declared an ordinary dividend of $19.7 million, $17.2 million of the dividend constitutes interest-related dividends for U.S. federal nonresident withholding tax purposes. For the three months ended March 31, 2013, the Company declared an ordinary dividend of $13.0 million, $12.5 million of the dividend constitutes interest-related dividends for U.S. federal nonresident withholding tax purposes.

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of total net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. In addition, due to the Company’s differing fiscal, tax, and excise tax year ends, the best estimates available are recorded to the above accounts in the period that such differences arise or are identifiable.

During the three months ended March 31, 2014, permanent differences of $1.6 million were principally attributable to foreign currency reclassifications, $1.0 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, as well as $9 thousand attributed to accrued U.S. federal excise taxes. During the three months ended March 31, 2013, permanent differences of $46 thousand were attributable to accrued U.S. federal excise taxes.

We neither have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax year remains subject to examination by the Internal Revenue Service.

The tax basis of the Company’s investments as of March 31, 2014 and December 31, 2013, approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a share of Common Stock outstanding during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013 (6)
Per Share Data
Net asset value, beginning of period	$15.52	$15.19
Net investment income (1)	0.51	0.40
Net realized and unrealized gains (1)	0.10	0.07

Total from investment operations	0.61	0.47
Issuances of common stock, net of offering costs (1)	(0.24)	—
Dividends declared (2)	(0.38)	(0.38)

Total (decrease) increase in net assets	(0.01)	0.08

Net Asset Value, End of Period	$15.51	$15.27

Per share market value at end of period	$16.60	N/A
Total return based on market value (3)	6.13%	N/A
Total return based on net asset value (4)	2.38%	3.00%
Shares Outstanding, End of Period	51,887,708	34,006,160
Ratios/Supplemental Data
Ratio of net expenses to average net assets (5)	7.9%	6.2%
Ratio of net investment income to average net assets (5)	13.8%	10.5%
Portfolio turnover (5)	37.5%	48.1%
Net assets, end of period	$804,755	$519,345

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

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

On March 21, 2014, the Company completed its IPO, issuing 7,000,000 shares at $16.00 per share, and its concurrent private placement, issuing 3,124,984 shares at $16.00 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $151.6 million.

In April 2014, an additional 1,050,000 shares of stock were issued pursuant to the exercise of the underwriters’ over-allotment option. Net of underwriting fees and offering costs, we received additional total cash proceeds of approximately $15.4 million.

Our shares are currently listed on the NYSE under the symbol “TSLX”.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, we have originated more than $2.6 billion aggregate principal amount of investments and retained approximately $1.8 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2014, based on fair value, our borrowers had weighted average annual revenue of $169 million and weighted average annual EBITDA of $33 million.

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

As of March 31, 2014, our average investment size in our portfolio companies was $40 million.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations. We expect that no single investment will represent more than 15% of our total investment portfolio. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3).

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

As of March 31, 2014, no industry represented more than 11.6% of our total investment portfolio.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2014, approximately 99.4% of our portfolio at fair value was invested in secured debt, including 82.4% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2014, the weighted average term on new investment commitments in new portfolio companies was 4.7 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of March 31, 2014, we had call protection on 94.9% of our debt investments, with weighted average call prices of 107.0% for the first year, 103.3% for the second year and 101.3% for the third year, in each case from the date of the initial investment. As of March 31, 2014, 98.6% of our debt investments bore interest at floating rates, subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser, TSSP and TPG

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Co-Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly, our Co-Chief Executive Officer Michael Fishman and our Adviser’s Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of TPG Special Situations Partners, LLC (“TSSP”) and TPG Global, LLC (“TPG”).

TSSP, which encompasses TPG Specialty Lending, TPG Opportunities Partners and TPG Institutional Credit Partners, is TPG’s special situations and credit platform. TSSP had over $9.1 billion of assets under management as of March 31, 2014. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 80 investment and operating professionals. Twenty three of these personnel are dedicated to our business, including 17 investment professionals.

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

The Adviser has entered into an agreement with Goldman, Sachs & Co., which we refer to as the 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, under which Goldman, Sachs & Co., as agent for the Adviser, will buy up to $25 million in the aggregate of our common stock, subject to certain conditions, during the period beginning April 24, 2014 and ending on the earlier of the date on which all the capital committed to the 10b5-1 Plan has been exhausted or December 31, 2014.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2014, 98.6% bear interest at a floating rate, subject to interest rate floors. Interest on debt securities is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2014, 2.0% of our total investment income was comprised of PIK interest income.

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

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. In any period, our interest expense will depend largely on the extent of our borrowing. In addition, we may continue to dedicate assets to financing facilities, such as the Amended and Restated Revolving Credit and Security Agreement between our wholly owned subsidiary, TPG SL SPV, LLC and Natixis, which we refer to as the SPV Asset Facility.

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

The limited number of providers is further exacerbated by the specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring, required for middle-market lending. We believe middle-market lending is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies.

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

Portfolio and Investment Activity

As of March 31, 2014, our portfolio at fair value consisted of 82.4% first-lien debt investments, 17.0% second-lien debt investments, 0.4% mezzanine debt investments, and 0.2% equity investments. As of December 31, 2013, our portfolio at fair value consisted of 86.3% first-lien debt investments, 13.5% second-lien debt investments, and 0.2% equity investments.

As of March 31, 2014 and December 31, 2013, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.2% and 10.4%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.4% and 10.6%, respectively.

As of March 31, 2014 and December 31, 2013, we had investments in 30 and 27 portfolio companies, respectively, with an aggregate fair value of $1,195.5 million and $1,016.5 million, respectively.

For the three months ended March 31, 2014, we made new investment commitments of $314.6 million, $303.8 million in six new portfolio companies and $10.8 million in two existing portfolio companies. For this period, we had $101.2 million aggregate principal amount in exits and repayments, resulting in net portfolio growth of $187.0 million aggregate principal amount.

For the three months ended March 31, 2013, we made new investment commitments of $58.5 million, $58.0 million in two new portfolio companies and $0.5 million in one existing portfolio company. For this period, we had $84.5 million aggregate principal amount in exits and repayments, resulting in a net portfolio decrease of $26.0 million aggregate principal amount.

Our investment activity for the three months ended March 31, 2014 and 2013 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three Months Ended
($ in millions)	March 31, 2014	March 31, 2013
New investment commitments:
Gross originations	$369.6	$92.5
Less: syndications/sell downs	55.0	34.0

Total new investment commitments	$314.6	$58.5
Principal amount of investments funded:
First-lien	$218.0	$48.0
Second-lien	65.0	10.5
Mezzanine	4.7	—
Equity	0.5	—

Total	$288.2	$58.5
Principal amount of investments sold or repaid:
First-lien	$101.2	$81.5
Second-lien	—	3.0
Mezzanine	—	—
Equity	—	—

Total	$101.2	$84.5

Number of new investment commitments in new portfolio companies	6	2
Average new investment commitment amount in new portfolio companies	$50.6	$29.0
Weighted average term for new investment commitments in new portfolio companies (in years)	4.7	5.3
Percentage of new debt investment commitments at floating rates	98.5%	100.0%
Percentage of new debt investment commitments at fixed rates	1.5%	—%
Weighted average interest rate of new investment commitments	9.1%	8.6%
Weighted average spread over LIBOR of new floating rate investment commitments	7.8%	7.5%
Weighted average interest rate on investments sold or paid down	9.4%	10.6%

As of March 31, 2014 and December 31, 2013, our investments consisted of the following:

	March 31, 2014		December 31, 2013
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$984.7	$970.4	$877.2	$863.4
Second-lien debt investments	203.8	194.1	137.5	131.1
Mezzanine debt investments	4.7	4.6	—	—
Equity investments	2.3	3.3	1.8	2.8

Total	$1,195.5	$1,172.4	$1,016.5	$997.3

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,172.4	100.0%	$997.3	100.0%
Non-accrual (1)	—	—	—	—

Total	$1,172.4	100.0%	$997.3	100.0%

(1)	Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The weighted average yields and interest rates of our debt investments at fair value as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Weighted average total yield of debt and income producing securities	10.2%	10.4%
Weighted average interest rate of debt and income producing securities	9.8%	10.0%
Weighted average spread over LIBOR of all floating rate investments	8.5%	8.7%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value ($in millions)	Percentage of Total Portfolio	Investments at Fair Value ($in millions)	Percentage of Total Portfolio
1	$997.4	83.4%	$859.4	84.6%
2	120.5	10.1%	116.4	11.4%
3	37.4	3.1%	40.7	4.0%
4	40.2	3.4%	—	—
5	—	—	—	—

Total	$1,195.5	100.0%	$1,016.5	100.0%

Results of Operations

Operating results for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
($ in millions)	2014	2013
Total investment income	$33.5	$20.8
Net expenses	12.3	7.7

Net investment income before income taxes	21.2	13.1
Income taxes, including excise taxes	0.0	0.0

Net investment income	21.2	13.1
Net realized gains (losses) on investments, including foreign exchange forward contracts (1)	(1.6)	0.4
Net change in unrealized gains on investments (1)	5.7	2.0

Net increase in net assets resulting from operations	$25.3	$15.5

(1)	Includes foreign exchange hedging activity

Investment Income

	Three Months Ended March 31,
($ in millions)	2014	2013
Interest from investments	$31.1	$20.6
Other income	2.4	0.2

Total investment income	$33.5	$20.8

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $20.6 million for the three months ended March 31, 2013 to $31.1 million for the three months ended March 31, 2014, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $640 million during the three months ended March 31, 2013 to $1.1 billion during the three months ended March 31, 2014. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $1.6 million for the three months ended March 31, 2013 to $1.2 million for the three months ended March 31, 2014; and prepayment fees decreased from $1.4 million for the three months ended March 31, 2013 to $1.0 million for the three months ended March 31, 2014. The accelerated amortization and prepayment fees primarily resulted from full paydowns on two portfolio investments during the three months ended March 31, 2013 and from full paydowns on three portfolio investments during the three months ended March 31, 2014. Other income increased from $0.2 million for the three months ended March 31, 2013 to $2.4 million for the three months ended March 31, 2014, primarily due to higher syndication, amendment and agency fees earned during the first quarter of 2014.

Expenses

Operating expenses for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
($ in millions)	2014	2013
Interest	$3.8	$2.3
Management fees (net of waivers)	1.7	1.5
Incentive fees related to Pre-incentive fee net investment income	3.8	2.4
Incentive fees related to realized/unrealized capital gains	0.6	0.3
Professional fees	1.2	0.6
Directors’ fees	0.1	0.1
Other general and administrative	1.0	0.5

Net Expenses	$12.2	$7.7

Interest

Interest, including other debt financing expenses, increased from $2.3 million for the three months ended March 31, 2013 to $3.8 million for the three months ended March 31, 2014. This increase was primarily due to an increase in the average debt outstanding from $188 million for the three months ended March 31, 2013 to $471 million for the three months ended March 31, 2014. The average stated interest rate on our debt outstanding decreased from 2.8% for the three months ended March 31, 2013 to 2.5% for the three months ended March 31, 2014.

Management Fees

Management Fees (net of waivers) increased from $1.5 million for the three months ended March 31, 2013 to $1.7 million for the three months ended March 31, 2014. Management Fees increased from $3.0 million for the three months ended March 31, 2013 to $4.2 million for the three months ended March 31, 2014 due to the increase in total assets, which increased from an average of $819 million for the three months ended March 31, 2013 to an average of $1.1 billion for the three months ended March 31, 2014. Management Fees waived increased from $1.5 million for the three months ended March 31, 2013 to $2.5 million for the three months ended March 31, 2014 due to an increase in total assets, as described below.

Until our IPO, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and (ii) 0.75% of aggregate drawn capital (including capital drawn to pay our expenses) as determined as of the end of any calendar quarter. Any waived Management Fees are not subject to recoupment by the Adviser. Following our IPO, the Adviser does not intend to waive its right to receive the full Management Fee, and accordingly, we will be required to pay the full amount of the Management Fee.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $2.4 million for the three months ended March 31, 2013 to $3.8 million for the three months ended March 31, 2014. This increase resulted from the increase in the size of the portfolio and related increase in pre-Incentive Fee net investment income. Incentive Fees related to capital gains increased from $0.3 million for the three months ended March 31, 2013 to $0.6 million for the three months ended March 31, 2014 due to changes in unrealized gains and losses on our investments, realized gains on our investments and realized losses on foreign currency forward contracts.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $0.6 million for the three months ended March 31, 2013 to $1.2 million for the three months ended March 31, 2014 and other general and administrative fees increased from $0.5 million for the three months ended March 31, 2013 to $1.0 million for the three months ended March 31, 2014, both due to an increase in costs associated with servicing a growing investment portfolio.

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

For the three months ended March 31, 2014 and 2013 we recorded a net expense of $9 thousand and $4 thousand, respectively, for U.S. federal excise tax.

Net Realized Gains

During the three months ended March 31, 2014, we had $1.6 million of net realized losses on foreign currency forward contracts. During the three months ended March 31, 2013, we had $0.4 million of net realized gains.

The realized gains and losses on investments and foreign currency forward contracts during the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,
($ in millions)	2014	2013
Centaur, LLC	$—	$0.1
Embarcadero Technologies, Inc.	—	0.1
The Newark Group, Inc.	—	0.2

Subtotal	$—	$0.4
Foreign currency forward contracts	(1.6)	—

Net Realized Gains (losses)	$(1.6)	$0.4

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2014, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 15.3% (based on cash invested of $459 million and total proceeds from these exited investments of $528 million). Seventy eight percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Capital invested, with respect to an investment, represents the aggregate cost basis allocable to the realized or unrealized portion of the investment, net of any upfront fees paid at closing for the term loan portion of the investment. Capital Invested also includes realized losses on hedging activity, with respect to an investment, represent any inception-to-date realized losses on foreign currency forward contracts allocable to the investment, if any.

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees (except upfront fees paid at closing for the term loan portion of an investment), administrative fees, agent fees, amendment fees, accrued interest, and other fees and proceeds. Realized returns also include realized gains on hedging activity, with respect to an investment, represent any inception-to-date realized gains on foreign currency forward contracts allocable to the investment, if any.

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

During the three months ended March 31, 2014 and 2013, the net change in unrealized gains and losses on our investment portfolio, including losses on foreign currency transactions, consisted of the following:

	Three Months Ended March 31,
($ in millions)	2014	2013
Change in unrealized gains on investments	$8.6	$4.7
Change in unrealized losses on investments	(4.7)	(2.8)

Net Change in Unrealized Gains on investments	3.9	1.9
Foreign currency borrowings	0.5	—
Foreign currency forward contracts	1.3	—

Net Change in Unrealized Gains on foreign currency transactions	1.8	—

Net Change in Unrealized Gains	$5.7	$1.9

For the three months ended March 31, 2014, we had $8.6 million in unrealized appreciation on investments which was partially offset by $4.7 million in unrealized depreciation on investments. Unrealized appreciation resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments, which in each case caused a reduction in fair value.

For the three months ended March 31, 2013, we had $4.7 million in unrealized appreciation on investments which was partially offset by $2.8 million in unrealized depreciation on investments. Unrealized appreciation resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments, which in each case caused a reduction in fair value.

Hedging

During the three months ended March 31, 2014, we settled our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd., which in total generated a realized loss of $1.6 million. We did not enter into new foreign currency forward contracts related to these investments nor did we enter into any other interest rate or other derivative agreements. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

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

The capital commitments of our existing investors terminated on the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of March 31, 2014 and December 31, 2013, our asset coverage ratio was 300.1% and 232.9%, respectively.

Cash and cash equivalents as of March 31, 2014, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. On February 27, 2014, we terminated the Subscription Credit Facility, effective March 4, 2014. The outstanding balance under the Subscription Credit Facility was paid down prior to terminating the facility.

As of March 31, 2014, we had $28.8 million in cash and cash equivalents, an increase of $25.3 million from December 31, 2013. The increase was primarily attributable to drawing cash from our credit facility for two existing investments for which we funded upsizes for immediately after the period ended, as well as cash received on March 31, 2014 from amortization and interest payments and a partial sell down for one investment. During the three months ended March 31, 2014, we used $151.5 million in cash for operating activities, primarily as a result of funding of portfolio investments of $325.3 million. This was partially offset by proceeds from investments of $50.0 million, repayments on investments of $103.6 million, an increase in net assets resulting from operations of $25.3 million and other operating activity of $5.1 million. Lastly, cash provided by financing activities was $176.9 million during the period, primarily due to proceeds from issuance of common stock of $216.6 million partially offset by net repayments on debt of $29.6 million, debt issuance costs of $3.1 million and dividends paid of $7.0 million.

As of March 31, 2014, we had $8.5 million of restricted cash in our wholly owned subsidiary TPG SL SPV, an increase of $2.2 million from December 31, 2013. The increase was primarily attributable to increased interest payments from additional investments contributed to TPG SL SPV. Proceeds received by TPG SL SPV from interest and principal at the end of a reporting period that have not gone through a settlement process are considered to be restricted cash. The settlement process involves the payment of certain required amounts under the SPV Asset Facility, following which excess cash generated in TPG SL SPV may be distributed to us. Restricted cash is a component of prepaid expenses and other assets in our consolidated financial statements.

Equity Issuances

On March 26, 2014, we closed our IPO and issued 7,000,000 shares at $16.00 per share, and closed our concurrent private placement and issued 3,124,984 shares at $16.00 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $151.6 million.

In April 2014, an additional 1,050,000 shares of stock were issued pursuant to the exercise of the underwriters’ over-allotment option. Net of underwriting fees and offering costs, we received additional total cash proceeds of $15.4 million.

Prior to December 31, 2013, we entered into Subscription Agreements with our existing investors, including our Adviser and its affiliates, providing for the private placement of our common stock, which brought our total capital commitments to $1.5 billion (including $117.1 million from our Adviser and its affiliates). From inception through March 31, 2014, we had drawn down a total of $0.6 billion of capital and issued 38.9 million shares, excluding equity and shares issued through our dividend reinvestment plan. As of December 31, 2013, over $0.9 billion of capital commitments remained unfunded. These unfunded commitments terminated upon the completion of our IPO, and hence as of March 31, 2014 no longer remain in effect.

During the three months ended March 31, 2014 and 2013, we received fundings from drawdown notices to our investors relating to the issuance of 4,234,501 shares and 2,079,224 shares, respectively, of our common stock for aggregate proceeds of $65 million and $32 million, respectively. Proceeds from the issuances were used in investing activities and for other general corporate purposes.

In addition to the drawdowns noted above, during the three months ended March 31, 2014 and 2013, we issued 502,200 and 343,981 shares of our common stock, respectively, to shareholders who have not opted out of our dividend reinvestment plan for proceeds of $7.8 million and $5.2 million, respectively.

On May 1, 2014, pursuant to its dividend reinvestment plan, we issued 410,183 shares in connection with the dividend that was paid on April 30, 2014 to shareholders who opted out of the dividend reinvestment plan. This dividend was declared on March 26, 2014 for shareholders of record on March 31, 2014.

Debt

Debt consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
SPV Asset Facility (2)	$175.0	$153.2	$3.5
Revolving Credit Facility (3)	581.3	248.9	332.4

Total Debt	$756.3	$402.1	$335.9

	December 31, 2013
($ in millions)	Total Facility	Borrowings Outstanding	Amount Available (1)
Subscription Credit Facility (4)	$100.0	$32.0	$68.0
SPV Asset Facility (2)	100.0	77.8	—
Revolving Credit Facility (3)	400.0	322.5	77.5

Total Debt	$600.0	$432.3	$145.5

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	On January 21, 2014, we amended the SPV Asset Facility to increase the size of the facility to $175.0 million.
(3)	On February 27, 2014, we amended the Revolving Credit Facility to increase the size of the facility to $581.3 million.
(4)	On February 27, 2014, we terminated the Subscription Credit Facility, effective March 4, 2014. The outstanding balance was paid down prior to terminating the facility.

As of March 31, 2014 and December 31, 2013, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders. On July 2, 2013, we entered into an agreement to amend and restate the agreement, effective on July 3, 2013. The amended and restated facility, among other things, increased the size of the facility from $200 million to $350 million. The facility included an uncommitted accordion feature that allowed us, under certain circumstances, to increase the size of the facility up to $550 million. On September 30, 2013, we exercised our right under the accordion feature and increased the size of the facility to $400 million. On January 27, 2014, we again exercised our right under the accordion feature and increased the size of the facility to $420 million.

On February 27, 2014, we further amended and restated the agreement, which we refer to as the Revolving Credit Facility. The second amended and restated Revolving Credit Facility, among other things:

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

Net proceeds received from the closing of our IPO and concurrent private placement were used to pay down borrowings on the Revolving Credit Facility.

We may borrow amounts in U.S. dollars or certain other permitted currencies. In connection with settling our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd., during the three months ended March 31, 2014 we borrowed in foreign currencies from our Revolving Credit Facility. As of March 31, 2014, we have outstanding debt denominated in Swedish Krona of 218,379,000 and outstanding debt denominated in Pound Sterling of 7,000,000 on our Revolving Credit Facility, included in the Borrowings Outstanding amount in the table above.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus a margin, or the prime rate plus a margin. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin while the letter of credit is outstanding.

The Revolving Credit Facility is guaranteed by TC Lending, LLC and certain of our domestic subsidiaries that are formed or acquired by us in the future. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by us and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants requiring:

•	an asset coverage ratio of no less than 2 to 1 on the last day of any fiscal quarter;

•

a liquidity test under which we must maintain cash and liquid investments of at least 10% of the covered debt amount under circumstances where our adjusted covered debt balance is greater than 90% of our adjusted borrowing base under the facility; and

•	stockholders’ equity of at least $205 million plus 25% of the net proceeds of the sale of equity interests after August 23, 2012.

SPV Asset Facility

On May 8, 2012, the “Closing Date,” our wholly owned subsidiary TPG SL SPV, LLC, a Delaware limited liability company, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, we contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between us and TPG SL SPV. We consolidate TPG SL SPV in our consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility may be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by TPG SL SPV through our ownership of TPG SL SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

The credit and security agreement provided for a contribution and reinvestment period for up to 18 months after the Closing Date, or the Commitment Termination Date. The Commitment Termination Date was November 8, 2013, at which point the reinvestment period of the SPV Asset Facility expired and accordingly any undrawn availability under the facility terminated. Proceeds received by TPG SL SPV from interest, dividends or fees on assets are required to be used to pay expenses and interest on outstanding borrowings, and the excess can be returned to us, subject to certain conditions, on a quarterly basis. Prior to the Commitment Termination Date, proceeds received from principal on assets could be used to pay down borrowings or make additional investments. Following the Commitment Termination Date, proceeds received from principal on assets are required to be used to make payments of principal on outstanding borrowings on a quarterly basis. Proceeds received from interest and principal at the end of a reporting period that have not gone through the settlement process for these payment obligations are considered to be restricted cash.

On January 21, 2014, TPG SL SPV entered into an agreement to amend and restate the credit and security agreement, which we refer to as the SPV Asset Facility. The amended and restated facility, among other things:

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

Amounts drawn under the amended and restated SPV Asset Facility and the original credit and security agreement bear interest at LIBOR plus a margin or base rate plus a margin or, in the case of the amended and restated SPV Asset Facility, the lenders’ cost of funds plus a margin, in each case at TPG SL SPV’s option. TPG SL SPV’s ability to borrow at lenders’ cost of funds plus a margin lowers the interest rate currently applicable on our borrowings under the SPV Asset Facility. The undrawn portion of the commitment bears an unutilized commitment fee of 0.75%. The SPV Asset Facility contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay our other debt obligations.

As of March 31, 2014 and December 31, 2013, TPG SL SPV had $350.4 million and $184.3 million, respectively, in investments at fair value and $155.1 million and $78.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of March 31, 2014 and December 31, 2013, TPG SL SPV had $8.5 million and $6.3 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered our borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Subscription Credit Facility

On February 27, 2014, we terminated our Subscription Credit Facility with Deutsche Bank Trust Company Americas, effective March 4, 2014. At the time of the termination, the maximum principal amount of the facility was $100 million, and the outstanding balance was paid down prior to terminating the facility.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2014 and December 31, 2013, we had the following commitments to fund investments:

($ in millions)	March 31, 2014	December 31, 2013
Senior secured revolving loan commitments	$23.7	$18.4
Senior secured term loan commitments	32.0	36.6

Total Portfolio Company Commitments	$55.7	$55.0

Other Commitments and Contingencies

As of December 31, 2013 the Company had $1.5 billion in total capital commitments from investors (over $0.9 billion unfunded). Of this amount, $117.1 million is from the Adviser and its affiliates ($76.7 million unfunded). These unfunded commitments terminated upon the completion of our IPO, and hence as of March 31, 2014 no longer remain in effect.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2014 and December 31, 2013, we had outstanding commitments to fund investments totaling $55.7 million and $55.0 million, respectively.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2014 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$153.2	$—	$—	$—	$153.2
Revolving Credit Facility	248.9	—	—	248.9	—

Total Contractual Obligations	$402.1	$—	$—	$248.9	$153.2

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 4, 2014, and our Form 10-K/A, filed with the SEC on March 14, 2014, and elsewhere in our filings with the SEC.

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

As of March 31, 2014, 98.6% of our debt investments bore interest at floating rates, subject to interest rate floors. Our credit facilities also bear interest at floating rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Assuming that our consolidated balance sheet as of March 31, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$23.2	$12.0	$11.2
Up 200 basis points	$11.4	$8.0	$3.4
Up 100 basis points	$0.9	$4.0	$(3.1)
Down 25 basis points	$—	$(0.8)	$0.8

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

None.

Item 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

On or about March 20, 2014, the Company entered into private placement agreements with certain of its existing investors relating to the sale of 3,124,984 shares of the Company’s common stock, at a price of $16.00 per share, for an aggregate offering price of $50.0 million (the “Private Placement”). The offering was contingent on the closing of the Company’s IPO.

The sale of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the common stock in the Private Placement and has not offered securities to the public in connection with such issuance and sale.

Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by our Adviser and its affiliates for each month in the three month period ended March 31, 2014:

				Maximum Number
($ in thousands, except per share amounts) Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	$15.35	330,508	330,508	$71,631
February 2014	—	—	—	—
March 2014	$16.00	194,897	194,897	$25,000

Total		525,405	525,405

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014)

4.1	Form of Private Placement Agreement (incorporated by reference to Exhibit (d)(3) to Amendment No. 2 to the Company’s Registration Statement on Form N-2 filed on March 12, 2014)

10.1	Amended and Restated Revolving Credit and Security Agreement, dated as of January 21, 2014, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 4, 2014)

10.2	Amended and Restated Master Sale and Contribution Agreement by and between TPG Specialty Lending, Inc., as the Originator and TPG SL SPV, LLC, as the Buyer, dated as of January 21, 2014 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 4, 2014)

10.3	Second Amended and Restated Senior Secured Credit Agreement, dated February 27, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and SunTrust Bank, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 4, 2014)

31.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: May 8, 2014	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: May 8, 2014	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: May 8, 2014	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer