Form 10-Q
period 2014-06-30
TPG Specialty Lending, Inc.
filed 2014-08-04
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at August 4, 2014 was 53,566,783.

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

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,065,602 and $997,298, respectively)	$1,084,837	$1,016,451
Controlled, affiliated investments (amortized cost of $44,362 and $0, respectively)	44,362	—

Total investments at fair value (amortized cost of $1,109,964 and $997,298, respectively)	1,129,199	1,016,451
Cash and cash equivalents	6,457	3,471
Interest receivable	7,239	4,933
Interest rate swaps	792	—
Prepaid expenses and other assets	35,103	14,295

Total Assets	$1,178,790	$1,039,150

Liabilities
Debt	$296,392	$432,267
Management fees payable to affiliate	4,522	1,580
Incentive fees payable to affiliate	9,399	6,136
Dividends payable	20,272	14,810
Payable for investments purchased	—	1,974
Payable on foreign currency forward contracts	—	1,244
Payables to affiliate	2,797	2,668
Other liabilities	7,982	3,775

Total Liabilities	341,364	464,454

Commitments and contingencies (Note 8)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 53,348,890 and 37,027,022 shares issued, respectively; and 53,347,891 and 37,026,023 shares outstanding, respectively	533	370
Additional paid-in capital	802,341	552,436
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	11,781	3,981
Net unrealized gains on investments and foreign currency translation	21,255	17,910
Undistributed net realized gains on investments, including foreign currency forward contracts	1,517	—

Total Net Assets	837,426	574,696

Total Liabilities and Net Assets	$1,178,790	$1,039,150

Net Asset Value Per Share	$15.70	$15.52

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$44,425	$19,861	$75,543	$40,484
Other income	845	1,078	3,208	1,256
Interest from cash and cash equivalents	—	1	—	2

Total investment income from non-controlled, non-affiliated investments	45,270	20,940	78,751	41,742
Investment income from controlled, affiliated investments:
Interest from investments	369	—	369	—
Other income	18	—	18	—

Total investment income from controlled, affiliated investments	387	—	387	—

Total Investment Income	45,657	20,940	79,138	41,742

Expenses
Interest	3,460	2,429	7,284	4,679
Management fees	4,522	3,249	8,759	6,265
Incentive fees	5,860	2,518	10,334	5,247
Professional fees	1,174	935	2,346	1,517
Directors’ fees	87	71	159	142
Other general and administrative	896	621	1,812	1,150

Total expenses	15,999	9,823	30,694	19,000

Management fees waived	—	(1,700)	(2,465)	(3,185)

Net Expenses	15,999	8,123	28,229	15,815

Net Investment Income Before Income Taxes	29,658	12,817	50,909	25,927
Income taxes, including excise taxes	225	—	234	4

Net Investment Income	29,433	12,817	50,675	25,923
Unrealized and Realized Gain (Loss)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(3,862)	475	82	2,423
Translation of assets and liabilities in foreign currencies	701	—	1,227	—
Interest rate swaps	792	—	792	—
Foreign currency forward contracts	—	719	1,244	719

Total net change in unrealized gains (losses)	(2,369)	1,194	3,345	3,142

Realized gains (losses):
Non-controlled, non-affiliated investments	118	136	118	542
Foreign currency transactions	112	61	(1,496)	61

Total realized gains (losses)	230	197	(1,378)	603

Total Unrealized and Realized Gains (Losses)	(2,139)	1,391	1,967	3,745

Increase in Net Assets Resulting from Operations	$27,294	$14,208	$52,642	$29,668

Earnings per common share—basic and diluted (1)	$0.51	$0.41	$1.11	$0.89

Weighted average shares of common stock outstanding—basic and diluted (1)	53,120,358	34,270,130	47,361,713	33,419,945

(1)	As further described in Note 9, the indicated amounts for the three and six months ended June 30, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2014

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($33,243 par, due 6/2017)	9.75%		8/28/2012	$32,667	$32,246	3.9%
	First-lien revolving loan ($1,917 par, due 6/2017)	10.75%		8/28/2012	1,822	1,750	0.2%
Sage Automotive Interiors, Inc. (3)(4)(6)	First-lien loan ($21,108 par, due 12/2016)	8.50%		12/31/2012	20,926	21,213	2.5%

					55,415	55,209	6.6%

Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($65,000 par, due 3/2020)	7.75%		3/3/2014	63,597	63,863	7.6%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($65,933 par, due 4/2018)	7.50%		4/11/2013	64,021	66,098	7.9%
Beyond Trust Software Holding Group, Inc. (3)(4)(6)	First-lien loan ($42,234 par, due 12/2019)	7.25%		12/18/2013	41,309	41,706	5.0%
Longview Solutions, Inc. (3)(5)	First-lien loan ($16,500 par, due 6/2019)	7.50%		6/30/2014	16,130	16,130	1.9%
Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%		9/12/2013	29,153	29,430	3.5%

					150,613	153,364	18.3%

Communications
IPC Systems, Inc. (3)(4)	Second-lien loan ($5,000 par, due 5/2021)	9.50%		5/2/2014	4,901	4,981	0.6%
Construction and building
Mannington Mills, Inc. (3)(4)	Second-lien loan ($47,003 par, due 3/2017)	14.00 (incl. 2.00 PIK	% % )	3/2/2012	46,246	50,176	6.0%
Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($45,600 par, due 2/2018)	8.50%		2/8/2013	45,252	46,512	5.6%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($28,875 par, due 9/2018)	8.75%		9/30/2013	28,254	28,586	3.4%
Electronics
My Alarm Center, LLC (3)(4)	First-lien loan ($55,547 par, due 1/2018)	8.50%		1/9/2014	53,575	53,902	6.4%
	Mezzanine loan ($4,688 par, due 7/2018)	16.25 (incl. 4.25 PIK	% % )	1/9/2014	4,645	4,653	0.6%

					58,220	58,555	7.0%

Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($41,361 par, due 12/2017)	8.00%		12/28/2012	40,592	41,361	4.9%
Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($67,311 par, due 12/2018)	7.23%		11/21/2012	66,051	66,975	8.0%

					106,643	108,336	12.9%

Company (1)	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Healthcare and pharmaceuticals
Aesynt, Inc. (3)(4)(6)	First-lien term loan ($35,000 par, due 5/2019)	7.00%		5/8/2014	34,037	34,037	4.1%
Global Healthcare Exchange, LLC (3)(4)	First-lien term loan ($25,000 par, due 3/2020)	10.00%		3/11/2014	24,464	24,578	2.9%
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($70,321 par, due 5/2018)	8.00%		11/9/2012	68,975	70,321	8.4%
SRS Software, LLC (3)(4)	First-lien loan ($34,688 par, due 12/2017)	8.75%		12/28/2012	34,032	34,861	4.2%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%		12/28/2012	1,921	2,010	0.2%

					163,429	165,807	19.8%

Hotel, gaming, and leisure
AMF Bowling Worldwide, Inc. (3)(4)	First-lien loan ($14,625 par, due 6/2018)	8.75%		7/2/2013	13,616	14,749	1.8%
Centaur, LLC (3)(4)	Second-lien loan ($10,000 par, due 2/2020)	8.75%		2/15/2013	9,926	10,150	1.2%
Mandalay Baseball Properties, LLC (3)(4)	First-lien loan ($33,872 par, due 3/2017)	12.00 (incl. 4.50 PIK	% % )	4/12/2012	33,376	35,142	4.2%
Soho House (5)	Second-lien bond (GBP 7,750 par, due 10/2018)	9.13%		9/20/2013	12,687	13,964	1.8%

					69,605	74,005	9.0%

Human resource support services
Pai Group, Inc. (3)(4)	First-lien loan ($33,976 par, due 5/2018)	10.50%		5/8/2013	33,302	33,781	4.0%
SumTotal Systems, LLC (3)(4)	First-lien loan ($7,443 par, due 11/2018)	6.25%		11/16/2012	7,364	7,257	0.9%
	Second-lien loan ($12,000 par, due 5/2019)	10.25%		11/16/2012	11,945	11,670	1.4%

					52,611	52,708	6.3%

Internet Services
Highwinds Capital, Inc. (3)(4)	First-lien loan ($29,101 par, due 7/2018)	9.00%		3/7/2014	28,802	28,946	3.5%
Insurance
Infogix, Inc. (3)(4)	First-lien loan ($36,413 par, due 6/2017)	10.00%		6/1/2012	35,926	36,413	4.3%
	First-lien revolving loan ($3,550 par, due 6/2017)	10.00%		6/1/2012	3,492	3,550	0.4%

					39,418	39,963	4.7%

Manufacturing
Jeeves Information Systems AB (3)(5)(6)	First-lien loan (SEK 208,424 par, due 6/2018)	9.25%		6/5/2013	31,022	30,942	3.7%
Metals and mining
Metalico, Inc. (3)(4)(6)	First-lien loan ($33,405 par, due 11/2019)	9.50%		11/21/2013	31,510	33,003	3.9%
Office products
Ecommerce Industries, Inc. (3)(4)	First-lien loan ($35,568 par, due 3/2019)	7.25%		3/11/2014	35,236	35,139	4.2%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(4)(7)	First-lien loan ($36,400 par, due 6/2018)	13.00%		6/4/2014	35,490	35,490	4.2%
Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($52,500 par, due 10/2019)	9.50%		10/2/2013	51,548	52,237	6.2%

Total Debt Investments					1,097,812	1,117,822	133.5%

Company (1)	Investment	Interest	Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Equity Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	930	0.1%
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC	Common Shares Class A (495 shares)		3/11/2014	363	363	0.0%
	Common Shares Class B (187.5 shares)		3/11/2014	137	137	0.0%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,064	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	11	0.0%

				2,500	1,575	0.1%

Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Units		6/4/2014	8,872	8,872	1.1%

Total Equity Investments				12,152	11,377	1.3%

Total Investments				$1,109,964	$1,129,199	134.8%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan, we have provided the interest rate in effect on the date presented.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the SPV Asset Facility (see Note 7).
(5)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(6)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(7)	Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control”, as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended June 30, 2014 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Company	Fair Value at December 31, 2013	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gains /(Losses)	Fair Value at June 30, 2014	Other Income	Interest Income
Mississippi Resources, LLC	$—	$44,362	$—	$—	$—	$44,362	$18	$369

Total	$—	$44,362	$—	$—	$—	$44,362	$18	$369

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2013

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Interest		Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and defense
MSC Software Corporation (3)(4)(6)	First-lien loan ($53,452 par, due 11/2017)	7.75%		12/23/2011	$52,828	$53,720	9.3%
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($36,733 par, due 6/2017)	9.75%		8/28/2012	36,002	36,182	6.3%
	First-lien revolving loan ($4,611 par, due 6/2017)	10.75%		8/28/2012	4,500	4,528	0.8%
Sage Automotive Interiors, Inc. (3)(4)(6)	First-lien loan ($21,553 par, due 12/2016)	8.50%		12/31/2012	21,336	21,445	3.7%

					61,838	62,155	10.8%

Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($44,394 par, due 8/2015)	7.75%		8/31/2011	43,837	45,837	8.0%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($67,933 par, due 4/2018)	8.50%		4/11/2013	65,762	66,405	11.6%
Aptean Holdings, Inc. f/k/a Consona Holdings, Inc. (3)(4)	First-lien loan ($29,625 par, due 8/2018)	7.25%		8/13/2012	29,279	29,477	5.1%
Beyond Trust Software Holding Group, Inc. (3)(6)	First-lien loan ($42,500 par, due 12/2019)	7.25%		12/18/2013	41,462	41,437	7.2%
Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%		9/12/2013	29,105	29,202	5.1%

					165,608	166,521	29.0%

Construction and building
Mannington Mills, Inc. (3)(4)	Second-lien loan ($47,430 par, due 3/2017)	14.00 (incl. 2.00 PIK	% % )	3/2/2012	46,545	51,817	9.0%
Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($46,560 par, due 2/2018)	8.50%		2/8/2013	46,164	47,142	8.2%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($29,625 par, due 9/2018)	8.75%		9/30/2013	28,931	29,032	5.1%
Financial services

Company (1)	Investment	Interest		Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($42,479 par, due 12/2017)	8.00%		12/28/2012	41,597	42,372	7.4%
Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($76,337 par, due 12/2018)	8.25%		11/21/2012	74,752	75,764	13.2%

					116,349	118,136	20.6%

Healthcare and pharmaceuticals
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($71,634 par, due 5/2018)	8.00%		11/9/2012	70,120	71,097	12.4%
SRS Software, LLC (3)(4)	First-lien loan ($35,625 par, due 12/2017)	8.75%		12/28/2012	34,782	35,625	6.2%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%		12/28/2012	2,000	2,000	0.3%

					106,902	108,722	18.9%

Hotel, gaming, and leisure
AMF Bowling Worldwide, Inc. (3)(4)	First-lien loan ($14,813 par, due 6/2018)	8.75%		7/2/2013	13,687	14,821	2.6%
Centaur, LLC (3)	Second-lien loan ($10,000 par, due 2/2020)	8.75%		2/15/2013	9,923	10,250	1.8%
Mandalay Baseball Properties, LLC (3)(4)	First-lien loan ($34,886 par, due 3/2017)	12.00 (incl. 4.50 PIK	% % )	4/12/2012	34,303	35,758	6.2%
Soho House (5)	Second-lien bond (GBP 7,000 par, due 10/2018)	9.13%		9/20/2013	11,200	11,913	2.1%

					69,113	72,742	12.7%

Human resource support services
Pai Group, Inc. (3)(4)	First-lien loan ($34,737 par, due 5/2018)	10.50%		5/8/2013	33,979	34,141	5.9%
SumTotal Systems, LLC (3)(4)	First-lien loan ($7,483 par, due 11/2018)	6.25%		11/16/2012	7,405	7,371	1.3%
	Second-lien loan ($12,000 par, due 5/2019)	10.25%		11/16/2012	11,932	11,790	2.1%

					53,316	53,302	9.3%

Insurance
Infogix, Inc. (3)(4)	First-lien loan ($31,888 par, due 6/2017)	10.00%		6/1/2012	31,433	31,808	5.5%
	First-lien revolving loan ($850 par, due 6/2017)	10.00%		6/1/2012	782	838	0.1%

					32,215	32,646	5.6%

Manufacturing
Jeeves Information Systems AB (3)(5)	First-lien loan (SEK 177,161 par, due 6/2018)	9.25%		6/5/2013	26,486	27,170	4.7%

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Metals and mining
Metalico, Inc. (3)(6)	First-lien loan ($35,650 par, due 11/2019)	9.50%	11/21/2013	33,523	33,841	5.9%
Office products
Ecommerce Industries, Inc. (3)(4)(6)	First-lien loan ($19,936 par, due 10/2016)	8.00%	10/17/2011	19,764	20,086	3.5%
Oil, gas and consumable fuels
Global Geophysical (3)(4)	First-lien loan ($40,883 par, due 9/2016)	10.75%	9/30/2013	39,617	40,065	7.0%
Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($52,500 par, due 10/2019)	9.50%	10/2/2013	51,482	51,713	9.0%

Total Debt Investments				994,518	1,014,647	176.6%

Equity Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	780	0.1%
Healthcare and pharmaceuticals
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,024	0.2%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	—	0.0%

				2,000	1,024	0.2%

Total Equity Investments				2,780	1,804	0.3%

Total Investments				$997,298	$1,016,451	176.9%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of December 31, 2013, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” (see Note 4). Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan, we have provided the interest rate in effect on the date presented.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the SPV Asset Facility (see Note 7).
(5)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(6)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Increase in Net Assets Resulting from Operations
Net investment income	$50,675	$25,923
Total net change in unrealized gains	3,345	3,142
Total realized gains (losses)	(1,378)	603

Increase in Net Assets Resulting from Operations	52,642	29,668

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	235,212	31,857
Reinvestment of dividends	14,865	11,894
Dividends declared from net investment income	(39,989)	(26,675)

Increase in Net Assets Resulting from Capital Share Transactions	210,088	17,076

Total Increase in Net Assets	262,730	46,744
Net assets, beginning of period	574,696	479,803

Net Assets, End of Period	$837,426	$526,547

Undistributed Net Investment Income Included in Net Assets at the End of the Period	$11,781	$(1,765)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$52,642	$29,668
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(3,345)	(3,142)
Net realized gains on investments	(118)	(603)
Net realized losses on foreign currency forward contracts	1,496	61
Net amortization of discount on securities	(9,162)	(3,552)
Amortization of debt issuance costs	1,044	1,004
Purchases of investments, net	(441,118)	(260,454)
Proceeds from investments, net	55,824	37,997
Repayments on investments	281,615	97,185
Paid-in-kind interest	(1,204)	(1,252)
Changes in operating assets and liabilities:
Interest receivable	(2,306)	(2,150)
Prepaid expenses and other assets	(16,448)	(13,378)
Management fees payable to affiliate	2,942	85
Incentive fees payable to affiliate	3,263	448
Payables to affiliate	129	2,708
Other liabilities	2,233	(2,549)

Net Cash Used in Operating Activities	(72,513)	(117,924)

Cash Flows from Financing Activities
Borrowings on debt	721,134	498,000
Payments on debt	(855,781)	(450,863)
Debt issuance costs	(5,404)	(57)
Proceeds from issuance of common stock	235,212	31,857
Dividends paid to stockholders	(19,662)	(11,365)

Net Cash Provided by Financing Activities	75,499	67,572

Net Increase (Decrease) in Cash and Cash Equivalents	2,986	(50,352)
Cash and cash equivalents, beginning of period	3,471	161,825

Cash and Cash Equivalents, End of Period	$6,457	$111,473

Supplemental Information:
Interest paid during the period	$5,310	$3,557
Excise taxes paid during the period	$185	$50
Dividends declared during the period	$39,989	$26,675
Reinvestment of dividends during the period	$14,865	$11,894

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

TPG Specialty Lending, Inc. (“TSL” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). TSL is managed by TSL Advisers, LLC (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, TPG SL SPV, LLC, a Delaware limited liability company (“TPG SL SPV”). On May 19, 2014, the Company formed a wholly-owned subsidiary, TSL MR, LLC, a Delaware limited liability company.

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At June 30, 2014, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality.

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

Derivatives, including the Company’s interest rate swaps, for which broker quotes are available are typically valued at those broker quotes.

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

Equity Offering Expenses

The Company records expenses related to registration statement filings and applicable offering costs as deferred financing costs. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon each such offering, in accordance with ASC 946-20-25.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation.

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

3. Agreements and Related Party Transactions

Administration Agreement

On March 15, 2011, the Company entered into the Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company pays or reimburses the Adviser expenses incurred by any such affiliates or third parties for work done on its behalf.

For the three and six months ended June 30, 2014, the Company incurred expenses of $0.7 million and $1.3 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2013, the Company incurred expenses of $0.3 million and $0.6 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2014, Management Fees were $4.5 million and $8.8 million, respectively. For the three and six months ended June 30, 2013, Management Fees were $3.2 million and $6.3 million, respectively.

Until the IPO, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three months ended June 30, 2014, no Management Fees were waived. For the six months ended June 30, 2014, Management Fees of $2.5 million were waived. For the three and six months ended June 30, 2013, Management Fees of $1.7 million and $3.2 million, respectively, were waived.

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

For the three and six months ended June 30, 2014, Incentive Fees were $5.9 million and $10.3 million, respectively, of which $6.2 million and $10.0 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2013, Incentive Fees were $2.5 million and $5.2 million, respectively, of which $2.3 million and $4.7 million, respectively, were realized and payable to the Adviser.

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

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the three and six months ended June 30, 2014, were $1.5 million and $3.0 million, respectively. Expenses incurred by the Adviser on behalf of the Company for the three and six months ended June 30, 2013, were $1.3 million and $2.2 million, respectively.

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

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies and/or had the power to exercise control over the management or policies of such portfolio company. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$955,914	$969,991	$14,077
Second-lien debt investments	137,253	143,178	5,925
Mezzanine debt investments	4,645	4,653	8
Equity investments	12,152	11,377	(775)

Total Investments	$1,109,964	$1,129,199	$19,235

	December 31, 2013
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$863,436	$877,164	$13,728
Second-lien debt investments	131,082	137,483	6,401
Mezzanine debt investments	—	—	—
Equity investments	2,780	1,804	(976)

Total Investments	$997,298	$1,016,451	$19,153

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums as applicable on debt investments using the effective interest method.

The industry composition of Investments at fair value as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Aerospace and defense	—	5.3%
Automotive	4.9%	6.1%
Beverage, food, and tobacco	5.7%	4.5%
Business services	13.7%	16.5%
Communications	0.4%	—
Construction and building	4.4%	5.1%
Containers and packaging	4.1%	4.6%
Education	2.5%	2.9%
Electronics	5.2%	—
Financial services	9.6%	11.6%
Healthcare and pharmaceuticals	14.8%	10.8%
Hotel, gaming, and leisure	6.6%	7.2%
Human resource support services	4.7%	5.2%
Insurance	3.5%	3.2%
Internet services	2.6%	—
Manufacturing	2.8%	2.7%
Metals and mining	2.9%	3.3%
Office products	3.1%	2.0%
Oil, gas and consumable fuels	3.9%	3.9%
Transportation	4.6%	5.1%

Total	100.0%	100.0%

The geographic composition of Investments at fair value as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
United States
Midwest	13.4%	14.2%
Northeast	27.8%	21.7%
South	18.7%	19.7%
West	30.1%	35.5%
Europe	8.6%	8.9%
Canada	1.4%	—

Total	100.0%	100.0%

5. Derivatives

Foreign Currency

The Company enters into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s foreign currency forward contracts during the six months ended June 30, 2014 and year ended December 31, 2013 had terms of approximately one to two months. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the six months ended June 30, 2014, the Company settled its foreign currency forward contracts related to its investments in Jeeves Information Systems AB and Soho House Bond Ltd., which in total generated a realized loss of $1.6 million.

The Company did not have any open foreign currency forward contracts as of June 30, 2014.

As of December 31, 2013, details of open foreign currency forward contracts were as follows:

December 31, 2013
Foreign Currency Forward Contracts	Settlement Date	Amount (in 000’s) and Transaction	USD Value at Settlement Date	USD Value at December 31, 2013	Unrealized Depreciation presented in Consolidated Financial Statements
Swedish Krona (SEK)	January 24, 2014	188,672 sold	$(28,440)	$(29,366)	$(926)
Pound Sterling (GBP)	January 24, 2014	7,000 sold	(11,274)	(11,592)	(318)

			$(39,714)	$(40,958)	$(1,244)

All realized and unrealized gains and losses on foreign currency forward contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations. Unrealized gains and losses on foreign currency forward contracts are also reported as a separate line item within the Company’s consolidated balance sheet.

The Company has not been required to post cash collateral related to its foreign currency forward contracts, but may be required to do so in the future.

Interest Rate Swaps

In June 2014, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. The Company will receive fixed rate interest at 4.50% and pay variable rate interest based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 2.529%. The swap transactions mature on December 15, 2019. For the three and six months ended June 30, 2014, the Company recognized $0.8 million in unrealized appreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of June 30, 2014, the swap transactions had a fair value of $0.8 million, which is included in receivable on interest rate swaps in the accompanying consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of June 30, 2014, $2.4 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2014 and December 31, 2013.

	Fair Value Hierarchy at June 30, 2014
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$22,006	$947,985	$969,991
Second-lien debt investments	—	40,765	102,413	143,178
Mezzanine debt investments	—	—	4,653	4,653
Equity investments	—	—	11,377	11,377

Total Investments at Fair Value	$—	$62,771	$1,066,428	$1,129,199
Receivable on interest rate swaps	—	792	—	792

Total	$—	$63,563	$1,066,428	$1,129,991

	Fair Value Hierarchy at December 31, 2013
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$22,192	$854,972	$877,164
Second-lien debt investments	—	33,952	103,531	137,483
Mezzanine debt investments	—	—	—	—
Equity investments	—	—	1,804	1,804

Total Investments at Fair Value	$—	$56,144	$960,307	$1,016,451
Payable on foreign currency forward contracts	—	(1,244)	—	(1,244)

Total	$—	$54,900	$960,307	$1,015,207

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2014.

	As of and for the Three Months Ended June 30, 2014
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$962,577	$169,427	$4,664	$2,340	$1,139,008
Purchases	95,099	—	—	8,872	103,971
Proceeds from investments	—	—	—	—	—
Repayments / redemptions	(112,583)	(65,441)	—	—	(178,024)
Paid-in-kind interest	334	240	—	—	574
Net change in unrealized gains (losses)	(118)	(3,793)	(13)	165	(3,759)
Net amortization of discount on securities	2,676	1,980	2	—	4,658

Balance, End of Period	$947,985	$102,413	$4,653	$11,377	$1,066,428

	As of and for the Six Months Ended June 30, 2014
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$854,972	$103,531	$—	$1,804	$960,307
Purchases	352,108	63,050	4,641	9,373	429,172
Proceeds from investments	(51,642)	—	—	—	(51,642)
Repayments / redemptions	(215,483)	(65,905)	—	—	(281,388)
Paid-in-kind interest	726	477	—	—	1,203
Net change in unrealized gains	424	(885)	7	200	(254)
Net realized gains	—	—	—	—	—
Net amortization of discount on securities	6,880	2,145	5	—	9,030

Balance, End of Period	$947,985	$102,413	$4,653	$11,377	$1,066,428

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2013.

	As of and for the Three Months Ended June 30, 2013
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$502,510	$50,458	$—	$2,000	$554,968
Purchases	179,024	—	—	—	179,024
Proceeds from investments	—	—	—	—	—
Repayments / redemptions	(19,547)	(302)	—	—	(19,849)
Paid-in-kind interest	452	241	—	—	693
Net change in unrealized gains (losses)	(1,105)	1,602	—	(756)	(259)
Net realized losses	(190)	—	—	—	(190)
Net amortization of discount on securities	1,079	58	—	—	1,137
Transfers into level 3	29,926	—	—	—	29,926

Balance, End of Period	$692,149	$52,057	$—	$1,244	$745,450

	As of and for the Six Months Ended June 30, 2013
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$514,104	$53,190	$—	$2,000	$569,294
Purchases	243,744	(180)	—	—	243,564
Proceeds from investments	(30,615)	—	—	—	(30,615)
Repayments / redemptions	(68,540)	(3,483)	—	—	(72,023)
Paid-in-kind interest	765	487	—	—	1,252
Net change in unrealized gains	192	1,883	—	(756)	1,319
Net realized gains	142	—	—	—	142
Net amortization of discount on securities	2,431	160	—	—	2,591
Transfers into level 3	29,926	—	—	—	29,926

Balance, End of Period	$692,149	$52,057	$—	$1,244	$745,450

The following tables present information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2014 and 2013:

	Net Change in Unrealized Appreciation or (Depreciation) for the Three Months Ended June 30, 2014 on Investments Held at June 30, 2014	Net Change in Unrealized Appreciation or (Depreciation) for the Three Months Ended June 30, 2013 on Investments Held at June 30, 2013
First-lien debt investments	$1,079	$(1,105)
Second-lien debt investments	(457)	1,602
Mezzanine debt investments	(14)	—
Equity investments	165	(755)

Total	$773	$(258)

	Net Change in Unrealized Appreciation or (Depreciation) for the Six Months Ended June 30, 2014 on Investments Held at June 30, 2014	Net Change in Unrealized Appreciation or (Depreciation) for the Six Months Ended June 30, 2013 on Investments Held at June 30, 2013
First-lien debt investments	$4,282	$2,360
Second-lien debt investments	(885)	1,883
Mezzanine debt investments	7	—
Equity investments	200	(755)

Total	$3,604	$3,488

The following tables present the Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2014 and December 31, 2013. The below tables are not intended to be all-inclusive, but rather to provide information on the significant unobservable inputs and valuation techniques as they relate to the Company’s determination of fair values.

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
First-lien debt investments	$947,985	Income Approach (1)	Market Yield	7.45% — 13.49% (9.87%)	Decrease
Second-lien debt investments	$102,413	Income Approach	Market Yield	9.53% — 9.65% (9.59%)	Decrease
Mezzanine debt investments	$4,653	Income Approach	Market Yield	17.49%	Decrease
Equity investments	$11,377	EV Market Multiple Analysis (2)	EBITDA Multiple	12.0x — 19.3x (14.0x)	Increase

(1)	Includes $50.2 million first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(2)	Includes $8.9 million equity investment which, due to the proximity of the transaction relative to the measurement date, was valued using the cost of the investment.

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
First-lien debt investments	$854,972	Income Approach	Market Yield	5.50% — 13.12% (9.81%)	Decrease
Second-lien debt investments	$103,531	Income Approach	Market Yield	9.32% — 9.87% (9.59%)	Decrease
Mezzanine debt investments	$—
Equity investments	$1,804	Income Approach	Weighted Average Cost of Capital (WACC)	12.1% — 15.3% (14.0%)	Decrease

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s revolving credit facilities, which are categorized as Level 3 within the fair value hierarchy, as of June 30, 2014 and December 31, 2013, approximates their carrying value as the outstanding balances are callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of June 30, 2014, is $116.5 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2014 and December 31, 2013, the Company’s asset coverage was 382.5% and 232.9%, respectively.

Debt consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Asset Facility (2)	$175,000	$138,725	$24,547	$138,725
Revolving Credit Facility (3)	781,250	46,014	503,844	46,014
Convertible Senior Notes	115,000	115,000	—	111,653

Total Debt	$1,071,250	$299,739	$528,391	$296,392

	December 31, 2013
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
Subscription Credit Facility (4)	$100,000	$32,000	$68,000	$32,000
SPV Asset Facility (2)	100,000	77,767	—	77,767
Revolving Credit Facility (3)	400,000	322,500	77,500	322,500

Total Debt	$600,000	$432,267	$145,500	$432,267

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	On January 21, 2014, the Company amended the SPV Asset Facility to increase the size of the facility to $175.0 million.
(3)	On February 27, 2014, the Company amended the Revolving Credit Facility to increase the size of the facility to $581.3 million. On May 30, 2014, the Company increased aggregate commitments under the Revolving Credit Facility from $581.3 million to $781.3 million.
(4)	On February 27, 2014, the Company terminated the Subscription Credit Facility, effective March 4, 2014. The outstanding balance was paid down prior to terminating the facility.

For the three and six months ended June 30, 2014 and 2013, the components of interest expense associated with the Convertible Senior Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest expense	$2,424	$1,533	$5,420	$2,868
Commitment fees	497	397	748	810
Amortization of debt issuance cost	539	499	1,116	1,001

Total Interest Expense	$3,460	$2,429	$7,284	$4,679

Average debt outstanding	$354,829	$218,987	$412,602	$203,571
Weighted average interest rate	2.7%	2.8%	2.6%	2.8%

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

On May 30, 2014, the Company entered into agreements with various financial institutions pursuant to which each of the institutions agreed to provide commitments through the accordion feature of the Company’s Revolving Credit Facility, increasing the aggregate commitments from $581.3 million to $781.3 million. The Revolving Credit Facility continues to include the accordion feature, which would allow the Company, under certain circumstances, to increase the size of the Revolving Credit Facility further to a maximum of $956.3 million.

On June 27, 2014, the Company further amended the Revolving Credit Facility to extend the $36.25 million in commitments not previously extended such that the revolving period as it relates to all outstanding commitments will expire on February 27, 2018 and the stated maturity date as it relates to all outstanding commitments will be February 27, 2019.

Net proceeds received from the exercise of the underwriters’ over-allotment option from the Company’s IPO and net proceeds received from the issuance of the Convertible Senior Notes were used to pay down borrowings on the Revolving Credit Facility.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. In connection with the Company settling its foreign currency forward contracts related to its investments in Jeeves Information Systems AB and Soho House Bond Ltd., during the six months ended June 30, 2014 the Company borrowed in foreign currencies from its Revolving Credit Facility. As of June 30, 2014, the Company has outstanding debt denominated in Swedish Krona (SEK) of 218,379,000 and outstanding debt denominated in Pound Sterling (GBP) of 7,807,000 on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

The Revolving Credit Facility is guaranteed by TC Lending, LLC and may be guaranteed by certain domestic subsidiaries that are formed or acquired by the Company in the future. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by the Company and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

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

•

reopened the reinvestment period thereunder for an additional period of six months following the closing date of January 21, 2014, which reinvestment period was subsequently extended by the borrower for an additional six month period (pursuant to an extension right exercisable by the borrower) so that the reinvestment period will remain open until January 21, 2015;

•	extended the stated maturity date from May 8, 2020 to January 21, 2021;

•	modified pricing; and

•	made certain changes to the eligibility criteria and concentration limits.

Amounts drawn under the original credit and security agreement bore interest at LIBOR plus a margin or base rate plus a margin, in each case at TPG SL SPV’s option. Amounts drawn under the amended and restated SPV Asset Facility bear interest at LIBOR plus a margin, base rate plus a margin or the lenders’ cost of funds plus a margin, in each case at TPG SL SPV’s option. TPG SL SPV’s ability to borrow at lenders’ cost of funds plus a margin under the amended and restated SPV Asset Facility lowered the interest rate currently applicable on the Company’s borrowings under the SPV Asset Facility. The undrawn portion of the commitment bears an unutilized commitment fee of 0.75%. The SPV Asset Facility contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay the Company’s other debt obligations.

As of June 30, 2014 and December 31, 2013, TPG SL SPV had $364.5 million and $184.3 million, respectively, in investments at fair value, and $141.5 million and $78.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of June 30, 2014 and December 31, 2013, TPG SL SPV had $12.2 million and $6.3 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered the Company’s borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Convertible Senior Notes

On June 10, 2014, the Company issued $115 million aggregate principal amount convertible senior notes due December 2019 (the “Convertible Senior Notes”). The Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of Convertible Senior Notes, the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the Convertible Senior Notes is three-month LIBOR plus 252.9 basis points. See Note 5 for further information related to the interest rate swaps the Company entered into.

Holders may convert their Convertible Senior Notes at their option at any time prior to June 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Convertible Senior Notes Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

The notes are senior unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

For the six months ended June 30, 2014, the components of interest expense related to the Convertible Senior Notes were as follows:

June 30, 2014
Interest expense	$288
Amortization of debt issuance cost	30

Total Interest Expense	$318

As of June 30, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of June 30, 2014, the components of the carrying value of the Convertible Senior Notes and the stated interest rate were as follows:

December 2019 Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(3,347)

Carrying value of debt	$111,653

Stated interest rate	4.50%

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the Investment Company Act that the Company’s asset coverage ratio, as defined in the Investment Company Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of June 30, 2014, the Company was in compliance with the terms of the Convertible Senior Notes Indenture.

The Convertible Senior Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Senior Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Senior Notes Indenture. The Company has determined that the embedded conversion options in the Convertible Senior Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the Convertible Senior Notes, the Company estimated at the time of issuance separate debt and equity components of the Convertible Senior Notes. An original issue discount equal to the equity components of the Convertible Senior Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

Subscription Credit Facility

On February 27, 2014, the Company terminated its Subscription Credit Facility with Deutsche Bank Trust Company Americas, effective March 4, 2014. At the time of the termination, the maximum principal amount of the facility was $100 million, and the outstanding balance was paid down prior to terminating the facility.

As of June 30, 2014 and December 31, 2013, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2014 and December 31, 2013, the Company had the following commitments to fund investments:

	June 30, 2014	December 31, 2013
Senior secured revolving loan commitments	$27,980	$18,374
Senior secured term loan commitments	36,845	36,600

Total Portfolio Company Commitments	$64,825	$54,974

Other Commitments and Contingencies

As of December 31, 2013 the Company had $1.5 billion in total capital commitments from investors (over $0.9 billion unfunded). Of this amount, $117.1 million was from the Adviser and its affiliates ($76.7 million unfunded). The remaining unfunded capital commitments terminated upon the completion of the Company’s IPO.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2014, management is not aware of any pending or threatened litigation.

9. Net Assets

On March 21, 2014, the Company completed its IPO, issuing 7,000,000 shares at $16.00 per share, and its concurrent private placement, issuing 3,124,984 shares at $16.00 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $151.6 million.

In April 2014, a total of 1,050,000 shares of stock were issued pursuant to the exercise of the underwriters’ over-allotment option in connection with the Company’s IPO. Net of underwriting fees and offering costs, the Company received total cash proceeds of $15.4 million.

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

The following tables summarize the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
	Shares Issued	Proceeds Received
January 15, 2014	4,234,501	$65,000

Total Capital Drawdowns	4,234,501	$65,000

	Six Months Ended June 30, 2013
	Shares Issued (1)	Proceeds Received
February 20, 2013	2,079,224	$31,857

Total Capital Drawdowns	2,079,224	$31,857

(1)	As further described in this Note 9, the indicated amounts have been retroactively adjusted for the stock split, which was effected in the form of a stock dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the market price per share of the Company’s common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and asked prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2014 and 2013. All shares issued to shareholders in the tables below are newly issued shares.

	Six Months Ended June 30, 2014
Date Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2013	December 31, 2013	February 13, 2014	502,200
March 26, 2014	March 31, 2014	May 1, 2014	410,183

Total Shares Issued			912,383

	Six Months Ended June 30, 2013
Date Declared	Record Date	Date Shares Issued	Shares Issued (1)
December 31, 2012	December 31, 2012	March 12, 2013	343,981
March 12, 2013	March 31, 2013	May 7, 2013	436,728

Total Shares Issued			780,709

(1)	As further described in this Note 9, the indicated amounts have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

Prior to the Company’s IPO, the number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such shareholder by the net asset value per share of the common stock on the record date of the dividend. The common stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

On August 1, 2014, pursuant to its dividend reinvestment plan, the Company issued 218,892 shares in connection with the dividend that was paid on July 31, 2014. This dividend was declared on May 6, 2014 for shareholders of record on June 30, 2014.

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

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Increase in net assets resulting from operations	$27,294	$14,208	$52,642	$29,668
Weighted average shares of common stock outstanding - basic and diluted (1)	53,120,358	34,270,130	47,361,713	33,419,945
Earnings per common share - basic and diluted (1)	$0.51	$0.41	$1.11	$0.89

(1)	As further described in Note 9, the indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended June 30, 2014 was less than the conversion price for the Convertible Senior Notes outstanding as of June 30, 2014. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
Date Declared	Record Date	Payment Date	Dividend per Share
March 26, 2014	March 31, 2014	April 30, 2014	$0.38
May 6, 2014	June 30, 2014	July 31, 2014	$0.38

Total			$0.76

	Six Months Ended June 30, 2013
Date Declared	Record Date	Payment Date	Dividend per Share (1)
March 12, 2013	March 31, 2013	May 6, 2013	$0.38
June 30, 2013	June 30, 2013	July 31, 2013	$0.40

Total			$0.78

(1)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The dividends declared during the six months ended June 30, 2014 and 2013, were derived from net investment income determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a share of Common Stock outstanding during the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013 (6)
Per Share Data
Net asset value, beginning of period	$15.52	$15.19
Net investment income (1)	1.06	0.78
Net realized and unrealized gains (1)	0.06	0.10

Total from investment operations	1.12	0.88
Issuances of common stock, net of offering costs (1)	(0.18)	—
Dividends declared (2)	(0.76)	(0.78)

Total increase in net assets	0.18	0.10

Net Asset Value, End of Period	$15.70	$15.29

Per share market value at end of period	$21.83	N/A
Total return based on market value (3)	41.19%	N/A
Total return based on net asset value (4)	6.03%	5.76%
Shares Outstanding, End of Period	53,347,891	34,442,887
Ratios/Supplemental Data
Ratio of net expenses to average net assets (5)	8.7%	6.2%
Ratio of net investment income to average net assets (5)	15.9%	10.2%
Portfolio turnover (5)	50.6%	28.2%
Net assets, end of period	$837,426	$526,547

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

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

Overview

TPG Specialty Lending, Inc. is a Delaware corporation formed on July 21, 2010. The Adviser is our external manager. We have three wholly owned subsidiaries, TC Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, TPG SL SPV, LLC, a Delaware limited liability company, in which we hold assets to support our asset-backed credit facility, and TSL MR, LLC, a Delaware limited liability company, in which we hold certain investments. Our results reflect our ramp-up of initial investments, which is now complete, as well as the ongoing measured growth of our portfolio of investments.

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

On March 21, 2014, we completed our IPO, issuing 7,000,000 shares at $16.00 per share, and our concurrent private placement, issuing 3,124,984 shares at $16.00 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $151.6 million.

In April 2014, an additional 1,050,000 shares of stock were issued pursuant to the exercise of the underwriters’ over-allotment option. Net of underwriting fees and offering costs, we received additional total cash proceeds of approximately $15.4 million.

Our shares are currently listed on the NYSE under the symbol “TSLX”.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2014 we have originated more than $2.8 billion aggregate principal amount of investments and retained approximately $1.9 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2014, our borrowers had weighted average annual revenue of $165 million and weighted average annual EBITDA of $30 million.

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

As of June 30, 2014, our average investment size in our portfolio companies was $36 million.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations. We expect that no single investment will represent more than 15% of our total investment portfolio. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk”.

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

As of June 30, 2014, no industry represented more than 14.8% of our total investment portfolio.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2014, approximately 98.6% of our portfolio at fair value was invested in secured debt, including 85.9% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended June 30, 2014, the weighted average term on new investment commitments in new portfolio companies was 4.7 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of June 30, 2014, we had call protection on 98.9% of our debt investments, with weighted average call prices of 107.1% for the first year, 104.2% for the second year and 101.8% for the third year, in each case from the date of the initial investment. As of June 30, 2014, 98.3% of our debt investments bore interest at floating rates, subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, which encompasses TPG Specialty Lending, TPG Opportunities Partners, which invests in special situations and distressed investments across the credit cycle, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, is TPG’s special situations and credit platform. TSSP had over $10 billion of assets under management as of June 30, 2014. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 80 investment and operating professionals. Twenty three of these personnel are dedicated to our business, including 17 investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2014, 98.3% bear interest at a floating rate, subject to interest rate floors. Interest on debt securities is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the six months ended June 30, 2014, approximately 1.7% of our total investment income was comprised of PIK interest income.

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

Portfolio and Investment Activity

As of June 30, 2014, our portfolio at fair value consisted of 85.9% first-lien debt investments, 12.7% second-lien debt investments, 0.4% mezzanine debt investments, and 1.0% equity investments. As of December 31, 2013, our portfolio at fair value consisted of 86.3% first-lien debt investments, 13.5% second-lien debt investments, and 0.2% equity investments.

As of June 30, 2014 and December 31, 2013, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.3% and 10.4%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.5% and 10.6%, respectively.

As of June 30, 2014 and December 31, 2013, we had investments in 31 and 27 portfolio companies, respectively, with an aggregate fair value of $1,129.2 million and $1,016.5 million, respectively.

For the three months ended June 30, 2014, we made new investment commitments of $116.4 million, $114.0 million in four new portfolio companies and $2.4 million in two existing portfolio companies. For this period, we had $159.2 million aggregate principal amount in exits and repayments, resulting in a net portfolio decrease of $54.8 million aggregate principal amount.

For the three months ended June 30, 2013, we made new investment commitments of $176.1 million, $171.6 million in four new portfolio companies and $4.5 million in one existing portfolio company. For this period, we had $11.4 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $169.9 million aggregate principal amount.

Our investment activity for the three months ended June 30, 2014 and 2013 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended
($ in millions)	June 30, 2014	June 30, 2013
New investment commitments:
Gross originations	$157.1	$266.2
Less: syndications/sell downs	40.7	90.1

Total new investment commitments	$116.4	$176.1
Principal amount of investments funded:
First-lien	$89.0	$176.8
Second-lien	6.3	4.5
Mezzanine	—	—
Equity	9.1	—

Total	$104.4	$181.3
Principal amount of investments sold or repaid:
First-lien	$94.4	$8.4
Second-lien	64.8	3.0
Mezzanine	—	—
Equity	—	—

Total	$159.2	$11.4

Number of new investment commitments in new portfolio companies	4	4
Average new investment commitment amount in new portfolio companies	$28.5	$42.9
Weighted average term for new investment commitments in new portfolio companies (in years)	4.7	4.7
Percentage of new debt investment commitments at floating rates	98.8%	100.0%
Percentage of new debt investment commitments at fixed rates	1.2%	—%
Weighted average interest rate of new investment commitments	10.6%	10.6%
Weighted average spread over LIBOR of new floating rate investment commitments	9.6%	9.3%
Weighted average interest rate on investments sold or paid down	9.7%	10.4%

As of June 30, 2014 and December 31, 2013, our investments consisted of the following:

	June 30, 2014		December 31, 2013
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$970.0	$956.0	$877.2	$863.4
Second-lien debt investments	143.1	137.2	137.5	131.1
Mezzanine debt investments	4.7	4.6	—	—
Equity investments	11.4	12.2	1.8	2.8

Total	$1,129.2	$1,110.0	$1,016.5	$997.3

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,110.0	100.0%	$997.3	100.0%
Non-accrual (1)	—	—	—	—

Total	$1,110.0	100.0%	$997.3	100.0%

(1)	Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The weighted average yields and interest rates of our debt investments at fair value as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Weighted average total yield of debt and income producing securities	10.3%	10.4%
Weighted average interest rate of debt and income producing securities	9.8%	10.0%
Weighted average spread over LIBOR of all floating rate investments	8.6%	8.7%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2014 and December 31, 2013. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$943.0	83.5%	$859.4	84.6%
2	85.4	7.6%	116.4	11.4%
3	100.8	8.9%	40.7	4.0%
4	—	—	—	—
5	—	—	—	—

Total	$1,129.2	100.0%	$1,016.5	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Total investment income	$45.7	$20.9	$79.1	$41.7
Net expenses	16.0	8.1	28.2	15.8

Net investment income before income taxes	29.7	12.8	50.9	25.9
Income taxes, including excise taxes	0.2	0.0	0.2	0.0

Net investment income	29.5	12.8	50.7	25.9
Net realized gains (losses) on investments (1)	0.2	0.2	(1.4)	0.6
Net change in unrealized gains (losses) on investments (2)	(2.4)	1.2	3.3	3.1

Net increase in net assets resulting from operations	$27.3	$14.2	$52.6	$29.6

(1)	Includes foreign exchange forward contracts.
(2)	Includes foreign exchange forward contracts, foreign currency debt and interest rate swaps.

Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Interest from investments	$44.8	$19.9	$75.9	$40.5
Other income	0.9	1.0	3.2	1.2

Total investment income	$45.7	$20.9	$79.1	$41.7

Interest from investments, which includes amortization of upfront fees and prepayment fees, was $19.9 million for the three months ended June 30, 2013 compared to $44.8 million for the three months ended June 30, 2014, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $707 million during the three months ended June 30, 2013 to $1.2 billion during the three months ended June 30, 2014. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $0.2 million for the three months ended June 30, 2013 to $3.3 million for the three months ended June 30, 2014; and prepayment fees increased from $0.3 million for the three months ended June 30, 2013 to $11.0 million for the three months ended June 30, 2014. The accelerated amortization and prepayment fees primarily resulted from a partial paydown on one portfolio investment during the three months ended June 30, 2013 and from full paydowns on three portfolio investments during the three months ended June 30, 2014. Other income decreased from $1.0 million for the three months ended June 30, 2013 to $0.9 million for the three months ended June 30, 2014, primarily due to higher syndication, amendment and agency fees earned during the second quarter of 2013.

Interest from investments, which includes amortization of upfront fees and prepayment fees, was $40.5 million for the six months ended June 30, 2013 compared to $75.9 million for the six months ended June 30, 2014, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $689 million during the six months ended June 30, 2013 to $1.1 billion during the six months ended June 30, 2014. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $1.6 million for the six months ended June 30, 2013 to $4.6 million for the six months ended June 30, 2014; and prepayment fees increased from $1.7 million for the six months ended June 30, 2013 to $11.9 million for the six months ended June 30, 2014. The accelerated amortization and prepayment fees primarily resulted from a partial paydown on one portfolio investment and full paydowns on two portfolio investments during the six months ended June 30, 2013 and from full paydowns on six portfolio investments during the six months ended June 30, 2014. Other income increased from $1.3 million for the six months ended June 30, 2013 to $3.2 million for the six months ended June 30, 2014, primarily due to higher syndication, amendment and agency fees earned during the first quarter of 2014.

Expenses

Operating expenses for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Interest	$3.5	$2.4	$7.3	$4.7
Management fees (net of waivers)	4.5	1.6	6.3	3.1
Incentive fees related to Pre-incentive fee net investment income	6.2	2.3	10.0	4.7
Incentive fees related to realized/unrealized capital gains	(0.3)	0.2	0.3	0.6
Professional fees	1.1	0.9	2.3	1.5
Directors’ fees	0.1	0.1	0.2	0.1
Other general and administrative	0.9	0.6	1.8	1.1

Net Expenses	$16.0	$8.1	$28.2	$15.8

Interest

Interest, including other debt financing expenses, increased from $2.4 million for the three months ended June 30, 2013 to $3.5 million for the three months ended June 30, 2014. This increase was primarily due to an increase in the average debt outstanding from $219 million for the three months ended June 30, 2013 to $328 million for the three months ended June 30, 2014. The average stated interest rate on our debt outstanding decreased from 2.8% for the three months ended June 30, 2013 to 2.7% for the three months ended June 30, 2014.

Interest, including other debt financing expenses, increased from $4.7 million for the six months ended June 30, 2013 to $7.3 million for the six months ended June 30, 2014. This increase was primarily due to an increase in the average debt outstanding from $204 million for the six months ended June 30, 2013 to $399 million for the six months ended June 30, 2014. The average stated interest rate on our debt outstanding decreased from 2.8% for the six months ended June 30, 2013 to 2.6% for the six months ended June 30, 2014.

Management Fees

Management Fees (net of waivers) increased from $1.6 million for the three months ended June 30, 2013 to $4.5 million for the three months ended June 30, 2014. Management Fees increased from $3.2 million for the three months ended June 30, 2013 to $4.5 million for the three months ended June 30, 2014 due to the increase in total assets, which increased from an average of $868 million for the three months ended June 30, 2013 to an average of $1.2 billion for the three months ended June 30, 2014. Management Fees waived for the three months ended June 30, 2013 were $1.7 million. There were no management fees waived for the three months ended June 30, 2014.

Management Fees (net of waivers) increased from $3.1 million for the six months ended June 30, 2013 to $6.3 million for the six months ended June 30, 2014. Management Fees increased from $6.3 million for the six months ended June 30, 2013 to $8.8 million for the six months ended June 30, 2014 due to the increase in total assets, which increased from an average of $856 million for the six months ended June 30, 2013 to an average of $1.2 billion for the six months ended June 30, 2014. Management Fees waived decreased from $3.2 million for the six months ended June 30, 2013 to $2.5 million for the six months ended June 30, 2014 as no management fees were waived for the three months ended June 30, 2014.

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

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $2.3 million for the three months ended June 30, 2013 to $6.2 million for the three months ended June 30, 2014. This increase resulted from the increase in the size of the portfolio and related increase in pre-Incentive Fee net investment income, including an increase in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. This increase also resulted from an increase in the Incentive Fee rate from 15% through March 31, 2014 to 17.5% beginning April 1, 2014 as a result of the consummation of our IPO. Incentive Fees related to capital gains decreased from $0.2 million for the three months ended June 30, 2013 to ($0.3) million for the three months ended June 30, 2014 due to changes in unrealized gains and losses on our investments, realized gains on our investments, unrealized gains on foreign currency forward contracts and unrealized gains on interest rate swaps.

Incentive Fees related to pre-Incentive Fee net investment income increased from $4.7 million for the six months ended June 30, 2013 to $10.0 million for the six months ended June 30, 2014. This increase resulted from the increase in the size of the portfolio and related increase in pre-Incentive Fee net investment income. This increase also resulted from an increase in the Incentive Fee rate from 15% through March 31, 2014 to 17.5% beginning April 1, 2014 as a result of the consummation of our IPO. Incentive Fees related to capital gains decreased from $0.6 million for the six months ended June 30, 2013 to $0.3 million for the six months ended June 30, 2014 due to changes in unrealized gains and losses on our investments, realized gains on our investments, unrealized gains on foreign currency forward contracts and unrealized gains on interest rate swaps.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $0.9 million for the three months ended June 30, 2013 to $1.1 million for the three months ended June 30, 2014 and other general and administrative fees increased from $0.6 million for the three months ended June 30, 2013 to $0.9 million for the three months ended June 30, 2014, both due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees increased from $1.5 million for the six months ended June 30, 2013 to $2.3 million for the six months ended June 30, 2014 and other general and administrative fees increased from $1.1 million for the six months ended June 30, 2013 to $1.8 million for the six months ended June 30, 2014, both due to an increase in costs associated with servicing a growing investment portfolio.

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

For the three months ended June 30, 2014 we recorded a net expense of $225 thousand for U.S. federal excise tax. We did not record any federal excise tax for the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013 we recorded a net expense of $234 thousand and $4 thousand, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Net realized gains on investments	$0.1	$0.1	$0.1	$0.5
Net realized gains on foreign currency transactions	0.1	—	0.1	—
Net realized gains (losses) on foreign currency forward contracts	—	0.1	(1.6)	0.1

Net realized gains (losses)	$0.2	$0.2	$(1.4)	$0.6

Change in unrealized gains on investments	$3.1	$4.3	$7.2	$7.7
Change in unrealized losses on investments	(7.0)	(3.8)	(7.1)	(5.3)

Net Change in Unrealized Gains (Losses) on Investments	$(3.9)	$0.5	$0.1	$2.4
Unrealized appreciation on foreign currency borrowings	0.7	—	1.2	—
Unrealized appreciation on foreign currency forward contracts	—	0.7	1.2	0.7
Unrealized appreciation on interest rate swaps	0.8	—	0.8	—

Net Change in Unrealized Gains on Foreign Currency Transactions and Interest Rate Swaps	$1.5	$0.7	$3.2	$0.7

Net Change in Unrealized Gains (Losses)	$(2.4)	$1.2	$3.3	$3.1

For the three and six months ended June 30, 2014 we had net realized gains on investments of $0.1 million primarily as a result of the partial sale of two of our investments. For the three and six months ended June 30, 2014 we had net realized gains on foreign currency transactions of $0.1 million primarily as a result of two of our non-U.S. denominated investments. For the six months ended June 30, 2014 we had net realized losses on foreign currency forward contracts of $1.6 million primarily as a result of settling our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd.

For the three months ended June 30, 2014 we had $3.1 million in unrealized appreciation on 18 portfolio company investments, which was offset by $7.0 million in unrealized depreciation on 13 portfolio company investments. For the six months ended June 30, 2014 we had $7.2 million in unrealized appreciation on 19 portfolio company investments, which was mostly offset by $7.1 million in unrealized depreciation on 14 portfolio company investments. Unrealized appreciation for the three and six months ended June 30, 2014 resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation for the three and six months ended June 30, 2014 primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and six months ended June 30, 2014 we had unrealized appreciation on foreign currency borrowings of $0.7 million and $1.2 million, respectively, primarily as a result of fluctuations in the GBP and SEK exchange rates. For the six months ended June 30, 2014 we had unrealized appreciation on foreign currency forward contracts of $1.2 million as a result of the reversal of prior period unrealized depreciation due to settling our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd. For the three and six months ended June 30, 2014 we had unrealized appreciation on interest rate swaps of $0.8 million due to fluctuations in interest rates.

For the three months ended June 30, 2013 we had net realized gains on investments of $0.1 million primarily as a result of the sale of one of our investments and a partial sale of two of our investments. For the six months ended June 30, 2013 we had net realized gains on investments of $0.5 million primarily as a result of the sale of two of our investments and a partial sale of three of our investments. For the three and six months ended June 30, 2013 we had net realized gains on foreign currency forward contracts of $0.1 million as a result of settling and rolling foreign currency forward contracts related to our investment in Jeeves Information Systems AB.

For the three months ended June 30, 2013 we had $4.3 million in unrealized appreciation on 10 portfolio company investments, which was mostly offset by $3.8 million in unrealized depreciation on 15 portfolio company investments. For the six months ended June 30, 2013 we had $7.7 million in unrealized appreciation on 18 portfolio company investments, which was partially offset by $5.3 million in unrealized depreciation on 9 portfolio company investments. Unrealized appreciation for the three and six months ended June 30, 2013 resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation for the three and six months ended June 30, 2013 primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and six months ended June 30, 2013 we had unrealized appreciation on foreign currency forward contracts of $0.7 million as a result of fluctuations in the SEK exchange rate.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2014, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 16.4% (based on cash invested of $619 million and total proceeds from these exited investments of $718 million). Eighty one percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

During the six months ended June 30, 2014, we settled our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd., which in total generated a realized loss of $1.6 million. We did not have any open foreign currency forward contracts as of June 30, 2014. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity and debt issuances, advances from our credit facilities, and cash flows from operations. The primary uses of our cash and cash equivalents are:

•	investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements;

•	the cost of operations (including paying our Adviser);

•	debt service, repayment, and other financing costs; and

•	cash distributions to the holders of our shares.

The capital commitments of our private phase investors terminated on the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of June 30, 2014 and December 31, 2013, our asset coverage ratio was 382.5% and 232.9%, respectively.

Cash and cash equivalents as of June 30, 2014, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. On May 30, 2014, we increased aggregate commitments under the Revolving Credit Facility from $581.3 million to $781.3 million. As of June 30, 2014, we had approximately $771 million of undrawn commitments on our revolving credit facilities.

As of June 30, 2014, we had $6.5 million in cash and cash equivalents, an increase of $3.0 million from December 31, 2013. The increase was primarily attributable to cash received on June 30, 2014 from amortization and interest payments. During the six months ended June 30, 2014, we used $72.5 million in cash for operating activities, primarily as a result of funding of portfolio investments of $441.1 million, which was partially offset by proceeds from investments of $55.8 million, repayments on investments of $281.6 million, an increase in net assets resulting from operations of $52.6 million and other operating activity of $21.4 million. Lastly, cash provided by financing activities was $75.5 million during the period, primarily due to proceeds from issuance of common stock of $235.2 million partially offset by net repayments on debt of $134.6 million, debt issuance costs of $5.4 million and dividends paid of $19.7 million.

As of June 30, 2014, we had $2.4 million of restricted cash pledged as collateral under our interest rate swap agreements, which we entered into in June 2014, an increase of $2.4 million from December 31, 2013. As of June 30, 2014, we had $12.2 million of restricted cash in our wholly owned subsidiary TPG SL SPV, an increase of $5.8 million from December 31, 2013. The increase was primarily attributable to increased interest payments from additional investments contributed to TPG SL SPV. Proceeds received by TPG SL SPV from interest and principal at the end of a reporting period that have not gone through a settlement process are considered to be restricted cash. The settlement process involves the payment of certain required amounts under the SPV Asset Facility, following which excess cash generated in TPG SL SPV may be distributed to us. Restricted cash is a component of prepaid expenses and other assets in our consolidated financial statements.

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

Prior to December 31, 2013, we entered into Subscription Agreements with our existing investors, including our Adviser and its affiliates, providing for the private placement of our common stock, which brought our total capital commitments to $1.5 billion (including $117.1 million from our Adviser and its affiliates). From inception through June 30, 2014, we had drawn down a total of $0.6 billion of capital and issued 38.9 million shares, excluding equity and shares issued through our dividend reinvestment plan. As of December 31, 2013, over $0.9 billion of capital commitments remained unfunded. These unfunded commitments terminated upon the completion of our IPO, and hence as of June 30, 2014 no longer remain in effect.

During the six months ended June 30, 2014 and 2013, we received fundings from drawdown notices to our investors relating to the issuance of 4,234,501 shares and 2,079,224 shares, respectively, of our common stock for aggregate proceeds of $65 million and $32 million, respectively. Proceeds from the issuances were used in investing activities and for other general corporate purposes.

In addition to the drawdowns noted above, during the six months ended June 30, 2014 and 2013, we issued 912,383 and 780,709 shares of our common stock, respectively, to shareholders who have not opted out of our dividend reinvestment plan for proceeds of $14.9 million and $11.9 million, respectively.

On August 1, 2014, pursuant to our dividend reinvestment plan, we issued 218,892 shares in connection with the dividend that was paid on July 31, 2014 to shareholders who opted out of the dividend reinvestment plan. This dividend was declared on May 6, 2014 for shareholders of record on June 30, 2014.

Debt

Debt consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Asset Facility (2)	$175,000	$138,725	$24,547	$138,725
Revolving Credit Facility (3)	781,250	46,014	503,844	46,014
Convertible Senior Notes	115,000	115,000	—	111,653

Total Debt	$1,071,250	$299,739	$528,391	$296,392

	December 31, 2013
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
Subscription Credit Facility (4)	$100,000	$32,000	$68,000	$32,000
SPV Asset Facility (2)	100,000	77,767	—	77,767
Revolving Credit Facility (3)	400,000	322,500	77,500	322,500

Total Debt	$600,000	$432,267	$145,500	$432,267

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	On January 21, 2014, we amended the SPV Asset Facility to increase the size of the facility to $175.0 million.
(3)	On February 27, 2014, we amended the Revolving Credit Facility to increase the total commitments of the facility to $581.3 million. On May 30, 2014, we further increased the total commitments of the facility to $781.3 million.
(4)	On February 27, 2014, we terminated the Subscription Credit Facility, effective March 4, 2014. The outstanding balance was paid down prior to terminating the facility.

As of June 30, 2014 and December 31, 2013, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

On May 30, 2014, we entered into agreements with various financial institutions pursuant to which each of the institutions agreed to provide commitments through the accordion feature of our Revolving Credit Facility, increasing the aggregate commitments from $581.3 million to $781.3 million. The Revolving Credit Facility continues to include the accordion feature, which would allow us, under certain circumstances, to increase the size of the Revolving Credit Facility further to a maximum of $956.3 million.

On June 27, 2014, we further amended the Revolving Credit Facility to extend the $36.25 million in commitments not previously extended such that the revolving period as it relates to all outstanding commitments will expire on February 27, 2018 and the stated maturity date as it relates to all outstanding commitments will be February 27, 2019.

Net proceeds received from the exercise of the underwriters’ over-allotment option from our IPO and net proceeds received from the issuance of the Convertible Senior Notes were used to pay down borrowings on the Revolving Credit Facility.

We may borrow amounts in U.S. dollars or certain other permitted currencies. In connection with settling our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd., during the six months ended June 30, 2014 we borrowed in foreign currencies from our Revolving Credit Facility. As of June 30, 2014, we have outstanding debt denominated in Swedish Krona (SEK) of 218,379,000 and outstanding debt denominated in Pound Sterling (GBP) of 7,807,000 on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

The Revolving Credit Facility is guaranteed by TC Lending, LLC and may be guaranteed by certain domestic subsidiaries that are formed or acquired by us in the future. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by us and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

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

•

reopened the reinvestment period thereunder for an additional period of six months following the closing date of January 21, 2014, which reinvestment period was subsequently extended by the borrower for an additional six month period (pursuant to an extension right exercisable by the borrower) so that the reinvestment period will remain open until January 21, 2015;

•	extended the stated maturity date from May 8, 2020 to January 21, 2021;

•	modified pricing; and

•	made certain changes to the eligibility criteria and concentration limits.

Amounts drawn under the original credit and security agreement bore interest at LIBOR plus a margin or base rate plus a margin, in each case at TPG SL SPV’s option. Amounts drawn under the amended and restated SPV Asset Facility bear interest at LIBOR plus a margin, base rate plus a margin or the lenders’ cost of funds plus a margin, in each case at TPG SL SPV’s option. TPG SL SPV’s ability to borrow at lenders’ cost of funds plus a margin under the amended and restated SPV Asset Facility lowered the interest rate currently applicable on our borrowings under the SPV Asset Facility. The undrawn portion of the commitment bears an unutilized commitment fee of 0.75%. The SPV Asset Facility contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay our other debt obligations.

As of June 30, 2014 and December 31, 2013, TPG SL SPV had $364.5 million and $184.3 million, respectively, in investments at fair value and $141.5 million and $78.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of June 30, 2014 and December 31, 2013, TPG SL SPV had $12.2 million and $6.3 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered our borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Convertible Senior Notes

On June 10, 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, or (the “Convertible Senior Notes”). The Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of Convertible Senior Notes, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swap, our effective interest rate on the Convertible Senior Notes is three-month LIBOR plus 252.9 basis points.

Holders may convert their notes at their option at any time prior to June 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Convertible Senior Notes Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

The notes are senior unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

As of June 30, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the Investment Company Act that our asset coverage ratio, as defined in the Investment Company Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of June 30, 2014, we were in compliance with the terms of the Convertible Senior Notes Indenture.

The Convertible Senior Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Senior Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Senior Notes Indenture. We have determined that the embedded conversion options in the Convertible Senior Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the Convertible Senior Notes, we estimated at the time of issuance separate debt and equity components of the Convertible Senior Notes. An original issue discount equal to the equity components of the Convertible Senior Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

Subscription Credit Facility

On February 27, 2014, we terminated our Subscription Credit Facility with Deutsche Bank Trust Company Americas, effective March 4, 2014. At the time of the termination, the maximum principal amount of the facility was $100 million, and the outstanding balance was paid down prior to terminating the facility.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2014 and December 31, 2013, we had the following commitments to fund investments:

($ in millions)	June 30, 2014	December 31, 2013
Senior secured revolving loan commitments	$28.0	$18.4
Senior secured term loan commitments	36.8	36.6

Total Portfolio Company Commitments	$64.8	$55.0

Other Commitments and Contingencies

As of December 31, 2013 we had $1.5 billion in total capital commitments from investors (over $0.9 billion unfunded). These unfunded commitments terminated upon the completion of our IPO, and hence as of June 30, 2014 no longer remain in effect.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2014 and December 31, 2013, we had outstanding commitments to fund investments totaling $64.8 million and $55.0 million, respectively.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2014 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$138.7	$—	$—	$—	$138.7
Revolving Credit Facility	46.0	—	—	46.0	—
Convertible Senior Notes	115.0	—	—	—	115.0

Total Contractual Obligations	$299.7	$—	$—	$46.0	$253.7

In addition to the contractual payment obligations in the tables above, we also have commitments to fund investments and to pledge assets as collateral under the terms of our derivatives agreements.

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

As of June 30, 2014, 98.3% of our debt investments bore interest at floating rates, subject to interest rate floors. Our credit facilities bear interest at floating rates, and in connection with our issuance of convertible notes, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Assuming that our consolidated balance sheet as of June 30, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$22.0	$9.0	$13.0
Up 200 basis points	$11.0	$6.0	$5.0
Up 100 basis points	$1.1	$3.0	$(1.9)
Down 25 basis points	$—	$(0.7)	$0.7

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2014, the Company, issued $115 million aggregate principal amount of 4.50% Convertible Senior Notes due 2019 (the “Convertible Senior Notes). The Convertible Senior Notes were issued pursuant to an Indenture, dated June 10, 2014 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $3.4 million, were approximately $4.2 million. The Convertible Senior Notes were offered only to qualified institutional buyers (as defined in the Securities Act) pursuant to Rule 144A under the Securities Act. Merrill Lynch, Pierce, Fenner & Smith Incorporated, J. P. Morgan Securities LLC and Goldman, Sachs & Co. and Morgan Stanley & Co. LLC acted as principal initial purchasers for the offering.

The Company used the net proceeds of this offering to pay down debt under its revolving credit facility.

The Convertible Senior Notes mature on December 15, 2019 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 4.50% per year payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2014.

Prior to the close of business on the business day immediately preceding June 15, 2019, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 38.7162 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $25.83 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders.

It is the Company’s current intent and policy to settle conversions through a combination of cash and shares of its common stock with a specified dollar amount of $1,000.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

10.1	Indenture, dated June 10, 2014, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 10, 2014)

10.2	Form of 4.50% Convertible Senior Note Due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 10, 2014)

10.3	Form of Increase Letter pursuant to the Second Amended and Restated Senior Secured Credit Agreement, dated February 27, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and SunTrust Bank, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent

10.4	First Amendment to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 3, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent and Collateral Agent

10.5	Second Amendment to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 27, 2014, among TPG Specialty Lending, Inc., as Borrower, Morgan Stanley Bank, N.A., as a Lender, and SunTrust Bank, as Administrative Agent

31.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: August 4, 2014	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: August 4, 2014	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: August 4, 2014	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer