Form 10-Q
period 2014-09-30
TPG Specialty Lending, Inc.
filed 2014-11-03
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at November 3, 2014 was 53,797,358.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,175,962 and $997,298, respectively)	$1,188,947	$1,016,451
Controlled, affiliated investments (amortized cost of $44,481 and $0, respectively)	44,234	—

Total investments at fair value (amortized cost of $1,220,443 and $997,298, respectively)	1,233,181	1,016,451
Cash and cash equivalents	9,159	3,471
Interest receivable	6,817	4,933
Receivable on foreign currency forward contracts	17	—
Prepaid expenses and other assets	30,869	14,295

Total Assets	$1,280,043	$1,039,150

Liabilities
Debt	$382,177	$432,267
Management fees payable to affiliate	4,651	1,580
Incentive fees payable to affiliate	7,384	6,136
Dividends payable	20,355	14,810
Payable for investments purchased	12,030	1,974
Payable on foreign currency forward contracts	—	1,244
Payable on interest rate swaps	22	—
Payables to affiliate	2,611	2,668
Other liabilities	11,924	3,775

Total Liabilities	441,154	464,454

Commitments and contingencies (Note 8)

Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 53,567,782 and 37,027,022 shares issued, respectively; and 53,566,783 and 37,026,023 shares outstanding, respectively	536	370
Additional paid-in capital	805,555	552,436
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	14,540	3,981
Net unrealized gains on investments and foreign currency translation	17,002	17,910
Undistributed net realized gains on investments, including foreign currency forward contracts	1,257	—

Total Net Assets	838,889	574,696

Total Liabilities and Net Assets	$1,280,043	$1,039,150

Net Asset Value Per Share	$15.66	$15.52

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$33,728	$22,816	$109,270	$63,300
Other income	3,301	482	6,510	1,738
Interest from cash and cash equivalents	—	—	—	2

Total investment income from non-controlled, non-affiliated investments	37,029	23,298	115,780	65,040
Investment income from controlled, affiliated investments:
Interest from investments	1,312	—	1,681	—
Other income	63	—	81	—

Total investment income from controlled, affiliated investments	1,375	—	1,762	—

Total Investment Income	38,404	23,298	117,542	65,040

Expenses
Interest	3,812	2,651	11,096	7,330
Management fees	4,651	3,433	13,409	9,698
Incentive fees	4,161	2,850	14,495	8,097
Professional fees	1,029	902	3,376	2,419
Directors’ fees	90	71	249	213
Other general and administrative	1,170	579	2,982	1,729

Total expenses	14,913	10,486	45,607	29,486

Management fees waived	—	(1,853)	(2,465)	(5,038)

Net Expenses	14,913	8,633	43,142	24,448

Net Investment Income Before Income Taxes	23,491	14,665	74,400	40,592
Income taxes, including excise taxes	375	80	609	84

Net Investment Income	23,116	14,585	73,791	40,508
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(6,251)	2,804	(6,168)	5,227
Controlled, affiliated investments	(247)	—	(247)	—
Translation of assets and liabilities in foreign currencies	3,265	—	4,492	—
Interest rate swaps	(1,038)	—	(246)	—
Foreign currency forward contracts	17	(1,942)	1,261	(1,223)

Total net change in unrealized gains (losses)	(4,254)	862	(908)	4,004

Realized gains (losses):
Non-controlled, non-affiliated investments	10	520	127	1,062
Foreign currency transactions	(269)	292	(1,765)	353

Total realized gains (losses)	(259)	812	(1,638)	1,415

Total Unrealized and Realized Gains (Losses)	(4,513)	1,674	(2,546)	5,419

Increase in Net Assets Resulting from Operations	$18,603	$16,259	$71,245	$45,927

Earnings per common share—basic and diluted (1)	$0.35	$0.47	$1.44	$1.36

Weighted average shares of common stock outstanding—basic and diluted (1)	53,493,026	34,817,674	49,427,943	33,891,011

(1)	As further described in Note 9, the indicated amounts for the three and nine months ended September 30, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2014

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Interest		Acquisition Date	Amortized Cost (2)	Fair Value	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($33,243 par, due 6/2017)	9.75%		8/28/2012	$32,709	$31,581	3.8%
	First-lien revolving loan ($2,500 par, due 6/2017)	10.75%		8/28/2012	2,413	2,222	0.3%
Sage Automotive Interiors, Inc. (3)(4)(6)	First-lien loan ($20,885 par, due 12/2016)	8.50%		12/31/2012	20,721	21,042	2.5%

					55,843	54,845	6.6%

Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($65,000 par, due 3/2020)	7.75%		3/3/2014	63,643	63,863	7.6%
The Great Atlantic & Pacific Tea Company, Inc. (3)(4)	First-lien loan ($35,500 par, due 9/2019)	9.85%		9/17/2014	34,882	34,790	4.1%

					98,525	98,653	11.7%

Business services
Actian Corporation (3)(4)(6)	First-lien loan ($64,933 par, due 4/2018)	7.50%		4/11/2013	63,151	65,096	7.8%
Leaf US Holdings, Inc. (3)(5)	First-lien loan ($16,459 par, due 6/2019)	7.50%		6/30/2014	16,101	16,090	1.9%
Network Merchants, Inc. (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%		9/12/2013	29,179	29,506	3.5%

					108,431	110,692	13.2%

Communications
IPC Systems, Inc. (3)(4)	Second-lien loan ($17,000 par, due 5/2021)	9.50%		5/2/2014	16,933	16,915	2.0%
Construction and building
Mannington Mills, Inc. (3)(4)	Second-lien loan ($46,640 par, due 3/2017)	14.00 (incl. 2.00 PIK	% % )	3/2/2012	45,952	51,034	6.1%
Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($45,120 par, due 2/2018)	8.50%		2/8/2013	44,797	45,910	5.5%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($28,500 par, due 9/2018)	8.75%		9/30/2013	27,915	28,286	3.4%
Electronics
My Alarm Center, LLC (3)(4)	First-lien loan ($56,944 par, due 1/2018)	8.50%		1/9/2014	56,033	56,299	6.7%
	Mezzanine loan ($4,688 par, due 7/2018)	16.25 (incl. 4.25 PIK	% % )	1/9/2014	4,742	4,687	0.6%

					60,775	60,986	7.3%

Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($40,801 par, due 12/2017)	8.00%		12/28/2012	40,088	41,413	4.9%
Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($67,311 par, due 12/2018)	7.23%		11/21/2012	66,106	67,311	8.0%

					106,194	108,724	12.9%

Healthcare and pharmaceuticals
Aesynt, Inc. (3)(4)(6)	First-lien term loan ($34,781 par, due 5/2019)	7.00%		5/8/2014	33,886	33,825	4.0%
Global Healthcare Exchange, LLC (3)(4)	First-lien term loan ($25,000 par, due 3/2020)	10.00%		3/11/2014	24,509	24,578	2.9%
Helix Health, Ltd. (3)(5)	First-lien term loan (EUR 27,800 par, due 9/2019)	11.50 (incl. 3.00 PIK	% % )	9/30/2014	33,285	33,285	4.0%
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($69,863 par, due 5/2018)	8.00%		11/9/2012	68,597	69,688	8.3%
SRS Software, LLC (3)(4)	First-lien loan ($34,219 par, due 12/2017)	8.75%		12/28/2012	33,612	34,304	4.1%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%		12/28/2012	1,927	2,005	0.2%

					195,816	197,685	23.5%

Hotel, gaming, and leisure
Centaur, LLC (3)(4)	Second-lien loan ($10,000 par, due 2/2020)	8.75%		2/15/2013	9,928	10,113	1.2%
IRG Sports & Entertainment, LLC (3)(4)	First-lien term loan ($43,100 par, due 9/2019)	12.00 (incl. 5.00 PIK	% % )	9/30/2014	40,421	40,421	4.8%
Soho House (5)	Second-lien bond (GBP 9,750 par, due 10/2018)	9.13%		9/20/2013	16,148	16,557	2.1%

					66,497	67,091	8.1%

Human resource support services
Pai Group, Inc. (3)(4)	First-lien loan ($34,288 par, due 5/2018)	10.50%		5/8/2013	33,658	35,252	4.2%
Internet Services
Highwinds Capital, Inc. (3)(4)	First-lien loan ($35,401 par, due 7/2018)	9.00%		3/7/2014	35,031	35,027	4.2%
Insurance
Infogix, Inc. (3)(4)	First-lien loan ($35,925 par, due 6/2017)	10.00%		6/1/2012	35,480	35,835	4.3%
	First-lien revolving loan ($1,665 par, due 6/2017)	10.00%		6/1/2012	1,611	1,652	0.2%

					37,091	37,487	4.5%

Manufacturing
Jeeves Information Systems AB (3)(5)(6)	First-lien loan (SEK 205,782 par, due 6/2018)	9.25%		6/5/2013	30,664	28,262	3.4%
Metals and mining
Metalico, Inc. (3)(4)(6)	First-lien loan ($33,191 par, due 11/2019)	9.50%		11/21/2013	32,044	33,025	3.9%
Office products
Ecommerce Industries, Inc. (3)(4)	First-lien loan ($35,479 par, due 3/2019)	7.25%		3/11/2014	35,163	35,006	4.2%
Oil, gas and consumable fuels
Milagro (3)(4)	First-lien loan ($78,571 par, due 9/2017)	9.50%		9/4/2014	77,598	77,321	9.2%
Mississippi Resources, LLC (3)(4)(7)	First-lien loan ($36,455 par, due 6/2018)	13.00 (incl. 1.50 PIK	% % )	6/4/2014	35,607	35,361	4.2%

					113,205	112,682	13.4%

Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($62,500 par, due 10/2019)	9.50%		10/2/2013	61,384	61,875	7.4%

Total Debt Investments					1,205,918	1,219,437	145.5%

Equity and Other Investments
Business services
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)	9/12/2013	780	930	0.1%
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC	Common Shares Class A (495 shares)	3/11/2014	363	363	0.0%
	Common Shares Class B (187.5 shares)	3/11/2014	137	137	0.0%
Helix Health, Ltd. (5)	Warrants	9/30/2014	877	877	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)	12/28/2012	1,980	1,059	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012	20	11	0.0%

			3,377	2,447	0.2%

Hotel, gaming, and leisure
IRG Sports & Entertainment, LLC	Warrants	9/30/2014	1,494	1,494	0.2%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)		6/4/2014	8,874	8,873	1.1%

Total Equity and Other Investments			14,525	13,744	1.6%

Total Investments			$1,220,443	$1,233,181	147.1%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan, we have provided the interest rate in effect on the date presented.
(4)	The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the amounts outstanding under the SPV Asset Facility (see Note 7).
(5)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(6)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(7)	Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control”, as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended September 30, 2014 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Company	Fair Value at June 30, 2014	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gains / (Losses)	Fair Value at September 30, 2014	Other Income	Interest Income
Mississippi Resources, LLC	$44,363	$118	$—	$(247)	$—	$44,234	$63	$1,312

Total	$44,363	$118	$—	$(247)	$—	$44,234	$63	$1,312

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Increase in Net Assets Resulting from Operations
Net investment income	$73,791	$40,508
Total net change in unrealized gains (losses)	(908)	4,004
Total realized gains (losses)	(1,638)	1,415

Increase in Net Assets Resulting from Operations	71,245	45,927

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	234,400	56,857
Reinvestment of dividends	18,893	19,077
Dividends declared from net investment income	(60,345)	(40,575)

Increase in Net Assets Resulting from Capital Share Transactions	192,948	35,359

Total Increase in Net Assets	264,193	81,286
Net assets, beginning of period	574,696	479,803

Net Assets, End of Period	$838,889	$561,089

Undistributed Net Investment Income Included in Net Assets at the End of the Period	$14,540	$(1,083)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$71,245	$45,927
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	6,415	(4,004)
Net change in unrealized gains on foreign currency transactions	(5,507)	—
Net realized gains on investments	(127)	(1,415)
Net realized losses on foreign currency transactions	1,467	353
Net amortization of discount on securities	(13,537)	(5,216)
Amortization of debt issuance costs	1,993	1,514
Purchases of investments, net	(701,521)	(432,428)
Proceeds from investments, net	86,813	46,357
Repayments on investments	405,367	164,250
Paid-in-kind interest	(1,686)	(2,061)
Changes in operating assets and liabilities:
Interest receivable	(1,884)	(722)
Prepaid expenses and other assets	(7,823)	835
Management fees payable to affiliate	3,071	116
Incentive fees payable to affiliate	1,248	998
Payables to affiliate	(58)	1,202
Other liabilities	18,206	(1,891)

Net Cash Used in Operating Activities	(136,318)	(186,185)

Cash Flows from Financing Activities
Borrowings on debt	909,176	717,000
Payments on debt	(954,860)	(710,569)
Debt issuance costs	(9,726)	(1,427)
Proceeds from issuance of common stock, net of offering and underwriting costs	233,323	56,857
Dividends paid to stockholders	(35,907)	(17,858)

Net Cash Provided by Financing Activities	142,006	44,003

Net Increase (Decrease) in Cash and Cash Equivalents	5,688	(142,182)
Cash and cash equivalents, beginning of period	3,471	161,825

Cash and Cash Equivalents, End of Period	$9,159	$19,643

Supplemental Information:
Interest paid during the period	$7,107	$6,263
Excise taxes paid during the period	$199	$50
Dividends declared during the period	$60,345	$40,575
Reinvestment of dividends during the period	$18,893	$19,077

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

The Company is an investment company and, therefore, applying the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

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

Investments at Fair Value

Investment transactions purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the date of the binding commitment, which is generally the funding date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At September 30, 2014, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

Offsetting Assets and Liabilities

The Company presents the fair value of foreign currency forward contracts and interest rate swaps executed with the same counterparty on a net basis given the Company has the legal right to offset the recognized amounts, and it intends to settle on a net basis.

Foreign currency forward contract and interest rate swap receivables or payables pending settlement are offset, and the net amount is included with receivable or payable for foreign currency forward contracts or interest rate swaps in the consolidated balance sheets when, and only when, the Company has the legal right to offset the recognized amounts, and it intends to either settle on a net basis or realize the asset and settle the liability simultaneously.

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

•

cash and cash equivalents, market value of investments, outstanding debt on revolving credit facilities, other assets and liabilities: at the spot exchange rate on the last business day of the period; and

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

For the three and nine months ended September 30, 2014, the Company incurred expenses of $0.8 million and $2.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2013, the Company incurred expenses of $0.3 million and $0.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

On November 3, 2014, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 3, 2015, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2014, Management Fees were $4.7 million and $13.4 million, respectively. For the three and nine months ended September 30, 2013, Management Fees were $3.4 million and $9.7 million, respectively.

Until the IPO, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three months ended September 30, 2014, no Management Fees were waived. For the nine months ended September 30, 2014, Management Fees of $2.5 million were waived. For the three and nine months ended September 30, 2013, Management Fees of $1.9 million and $5.0 million, respectively, were waived.

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

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company may not have received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

(ii)	The second component, payable at the end of each fiscal year in arrears, through March 31, 2014, equals 15%, and beginning April 1, 2014, will equal a weighted percentage of cumulative realized capital gains from the Company’s inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate will be 17.5%. The Company accrues, but does not pay, a capital gains Incentive Fee with respect to unrealized appreciation because a capital gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014 will be subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 will be subject to an incentive fee rate of 17.5%.

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

For the three and nine months ended September 30, 2014, Incentive Fees were $4.2 million and $14.5 million, respectively, of which $4.8 million and $14.8 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2013, Incentive Fees were $2.9 million and $8.1 million, respectively, of which $2.6 million and $7.3 million, respectively, were realized and payable to the Adviser.

On November 3, 2014, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described above, the Investment Advisory Agreement will remain in effect until November 3, 2015, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Expenses incurred by the Adviser on behalf of the Company for the three and nine months ended September 30, 2014, were $1.5 million and $4.5 million, respectively. Expenses incurred by the Adviser on behalf of the Company for the three and nine months ended September 30, 2013, were $1.2 million and $3.4 million, respectively.

The Adviser has entered into an agreement (the “Adviser 10b5-1 Plan”) with Goldman, Sachs & Co., in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, (the “1934 Act”), under which Goldman, Sachs & Co., as agent for the Adviser, will buy up to $25 million in the aggregate of the Company’s common stock, subject to certain conditions, during the period beginning April 24, 2014 and ending on the earlier of the date on which all the capital committed to the Adviser 10b5-1 Plan has been exhausted or December 31, 2014. During the nine months ended September 30, 2014, no shares were purchased under the Adviser 10b5-1 Plan; however, subsequent to September 30, 2014, 300 shares have been purchased under the Adviser 10b5-1 Plan as of November 3, 2014. Purchases under the Company 10b5-1 Plan and the Advisers 10b5-1 plan will be allocated between the two plans pro rata based on the amount available for purchases under each plan.

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

Investments at fair value consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,050,831	$1,058,256	$7,425
Second-lien debt investments	150,345	156,494	6,149
Mezzanine debt investments	4,742	4,687	(55)
Equity and other investments	14,525	13,744	(781)

Total Investments	$1,220,443	$1,233,181	$12,738

	December 31, 2013
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$863,436	$877,164	$13,728
Second-lien debt investments	131,082	137,483	6,401
Mezzanine debt investments	—	—	—
Equity investments	2,780	1,804	(976)

Total Investments	$997,298	$1,016,451	$19,153

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums as applicable on debt investments using the effective interest method.

The industry composition of Investments at fair value as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Aerospace and defense	—	5.3%
Automotive	4.4%	6.1%
Beverage, food, and tobacco	8.0%	4.5%
Business services	9.1%	16.5%
Communications	1.4%	—
Construction and building	4.1%	5.1%
Containers and packaging	3.7%	4.6%
Education	2.3%	2.9%
Electronics	4.9%	—
Financial services	8.8%	11.6%
Healthcare and pharmaceuticals	16.2%	10.8%
Hotel, gaming, and leisure	5.6%	7.2%
Human resource support services	2.9%	5.2%
Insurance	3.0%	3.2%
Internet services	2.8%	—
Manufacturing	2.3%	2.7%
Metals and mining	2.7%	3.3%
Office products	2.9%	2.0%
Oil, gas and consumable fuels	9.9%	3.9%
Transportation	5.0%	5.1%

Total	100.0%	100.0%

The geographic composition of Investments at fair value as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
United States
Midwest	12.0%	14.2%
Northeast	28.3%	21.7%
South	25.7%	19.7%
West	21.3%	35.5%
Europe	11.4%	8.9%
Canada	1.3%	—

Total	100.0%	100.0%

5. Derivatives

Foreign Currency

The Company enters into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s foreign currency forward contracts during the nine months ended September 30, 2014 and year ended December 31, 2013 generally had terms of two months or less. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the nine months ended September 30, 2014, the Company settled its foreign currency forward contracts related to its investments in Jeeves Information Systems AB and Soho House Bond Ltd., which in total generated a realized loss of $1.6 million.

As of September 30, 2014, details of open foreign currency forward contracts were as follows:

September 30, 2014
Foreign Currency Forward Contracts	Settlement Date	Amount (in 000’s) and Transaction	USD Value at Settlement Date	USD Value at September 30, 2014	Unrealized Appreciation presented in Consolidated Financial Statements
Euro (EUR)	October 10, 2014	2,800 sold	$(3,554)	$(3,537)	$17

As of December 31, 2013, details of open foreign currency forward contracts were as follows:

December 31, 2013
Foreign Currency Forward Contracts	Settlement Date	Amount (in 000’s) and Transaction	USD Value at Settlement Date	USD Value at December 31, 2013	Unrealized Depreciation presented in Consolidated Financial Statements
Swedish Krona (SEK)	January 24, 2014	188,672 sold	$(28,440)	$(29,366)	$(926)
Pound Sterling (GBP)	January 24, 2014	7,000 sold	(11,274)	(11,592)	(318)

			$(39,714)	$(40,958)	$(1,244)

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

Interest Rate Swaps

In June 2014, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 2.529%. The swap transactions mature on December 15, 2019. For the three and nine months ended September 30, 2014, the Company recognized $1.0 million, and $0.2 million, respectively, in unrealized depreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of September 30, 2014, the swap transactions had a fair value of ($0.2) million, which is netted with $0.2 million of cash collateral posted, and included in payable on interest rate swaps on the Company’s consolidated balance sheet.

During the three months ended September 30, 2014, the Company received $1.3 million and paid $0.8 million related to the quarterly settlement of its interest rate swaps. This net amount is a reduction to interest expense in the Company’s consolidated statements of operations.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of September 30, 2014, $2.4 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet. The Company also had an additional $0.2 million of cash collateral posted as of September 30, 2014, which is netted against the fair value of the interest rate swaps and reflected as a payable on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2014 and December 31, 2013.

	Fair Value Hierarchy at September 30, 2014
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$1,058,256	$1,058,256
Second-lien debt investments	—	43,585	112,909	156,494
Mezzanine debt investments	—	—	4,687	4,687
Equity and other investments	—	—	13,744	13,744

Total Investments at Fair Value	$—	$43,585	$1,189,596	$1,233,181
Receivable on foreign currency forward contracts	—	17	—	17
Payable on interest rate swaps	—	(22)	—	(22)

Total	$—	$43,580	$1,189,596	$1,233,176

	Fair Value Hierarchy at December 31, 2013
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$22,192	$854,972	$877,164
Second-lien debt investments	—	33,952	103,531	137,483
Mezzanine debt investments	—	—	—	—
Equity investments	—	—	1,804	1,804

Total Investments at Fair Value	$—	$56,144	$960,307	$1,016,451
Payable on foreign currency forward contracts	—	(1,244)	—	(1,244)

Total	$—	$54,900	$960,307	$1,015,207

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2014.

	As of and for the Three Months Ended September 30, 2014
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$947,985	$102,413	$4,653	$11,377	$1,066,428
Purchases	232,741	9,800	—	2,372	244,913
Proceeds from investments	(31,029)	—	—	—	(31,029)
Repayments / redemptions	(89,082)	(603)	—	—	(89,685)
Paid-in-kind interest	146	241	95	—	482
Net change in unrealized gains (losses)	(5,627)	955	(63)	(5)	(4,740)
Net amortization of discount on securities	3,122	103	2	—	3,227

Balance, End of Period	$1,058,256	$112,909	$4,687	$13,744	$1,189,596

	As of and for the Nine Months Ended September 30, 2014
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$854,972	$103,530	$—	$1,805	$960,307
Purchases	584,849	72,850	4,641	11,745	674,085
Proceeds from investments	(82,672)	—	—	—	(82,672)
Repayments / redemptions	(304,564)	(66,508)	—	—	(371,072)
Paid-in-kind interest	872	718	95	—	1,685
Net change in unrealized gains (losses)	(5,203)	70	(55)	194	(4,994)
Net realized gains	—	—	—	—	—
Net amortization of discount on securities	10,002	2,249	6	—	12,257

Balance, End of Period	$1,058,256	$112,909	$4,687	$13,744	$1,189,596

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2013.

	As of and for the Three Months Ended September 30, 2013
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$692,148	$52,058	$—	$1,244	$745,450
Purchases	146,192	—	—	780	146,972
Proceeds from investments	—	—	—	—	—
Repayments / redemptions	(60,664)	(301)	—	—	(60,965)
Paid-in-kind interest	560	248	—	—	808
Net change in unrealized gains (losses)	1,993	173	—	(304)	1,862
Net realized gains (losses)	—	—	—	—	—
Net amortization of discount on securities	1,585	59	—	—	1,644
Transfers into level 3	—	—	—	—	—

Balance, End of Period	$781,814	$52,237	$—	$1,720	$835,771

	As of and for the Nine Months Ended September 30, 2013
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity investments	Total
Balance, beginning of period	$514,104	$53,190	$—	$2,000	$569,294
Purchases	389,936	(180)	—	780	390,536
Proceeds from investments	(30,615)	—	—	—	(30,615)
Repayments / redemptions	(129,203)	(3,785)	—	—	(132,988)
Paid-in-kind interest	1,324	736	—	—	2,060
Net change in unrealized gains (losses)	2,185	2,056	—	(1,060)	3,181
Net realized gains	142	—	—	—	142
Net amortization of discount on securities	4,015	220	—	—	4,235
Transfers into level 3	29,926	—	—	—	29,926

Balance, End of Period	$781,814	$52,237	$—	$1,720	$835,771

The following tables present information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2014 and 2013:

	Net Change in Unrealized Appreciation or (Depreciation) for the Three Months Ended September 30, 2014 on Investments Held at September 30, 2014	Net Change in Unrealized Appreciation or (Depreciation) for the Three Months Ended September 30, 2013 on Investments Held at September 30, 2013
First-lien debt investments	$(3,463)	$2,938
Second-lien debt investments	955	173
Mezzanine debt investments	(63)	—
Equity and other investments	(6)	(305)

Total	$(2,577)	$2,806

	Net Change in Unrealized Appreciation or (Depreciation) for the Nine Months Ended September 30, 2014 on Investments Held at September 30, 2014	Net Change in Unrealized Appreciation or (Depreciation) for the Nine Months Ended September 30, 2013 on Investments Held at September 30, 2013
First-lien debt investments	$(1,345)	$4,599
Second-lien debt investments	70	2,056
Mezzanine debt investments	(55)	—
Equity and other investments	194	(1,060)

Total	$(1,136)	$5,595

The following tables present the Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2014 and December 31, 2013. The below tables are not intended to be all-inclusive, but rather to provide information on the significant unobservable inputs and valuation techniques as they relate to the Company’s determination of fair values.

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
First-lien debt investments	$1,058,256	Income Approach (1)	Market Yield	7.77% — 14.19% (10.28%)	Decrease
Second-lien debt investments	$112,909	Income Approach	Market Yield	9.99% — 10.56% (10.25%)	Decrease
Mezzanine debt investments	$4,687	Income Approach	Market Yield	18.11%	Decrease
Equity and other investments	$13,744	EV Market Multiple or Yield Analysis (2)	EBITDA Multiple or Discount Rate	12.0x — 19.3x (13.8x) or 10%	Increase or Decrease

(1)    Includes $73.7 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

(2)    Includes $2.4 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s revolving credit facilities, which are categorized as Level 3 within the fair value hierarchy, as of September 30, 2014 and December 31, 2013, approximates their carrying value as the outstanding balances are callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of September 30, 2014, is $111.1 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2014 and December 31, 2013, the Company’s asset coverage was 319.5% and 232.9%, respectively.

Debt consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Asset Facility	$175,000	$108,725	$42,341	$108,725
Revolving Credit Facility (2)	781,250	161,664	476,036	161,664
Convertible Senior Notes	115,000	115,000	—	111,788

Total	$1,071,250	$385,389	$518,377	$382,177

	December 31, 2013
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
Subscription Credit Facility (3)	$100,000	$32,000	$68,000	$32,000
SPV Asset Facility	100,000	77,767	—	77,767
Revolving Credit Facility (2)	400,000	322,500	77,500	322,500

Total	$600,000	$432,267	$145,500	$432,267

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	On October 17, 2014, the Company amended and extended the Revolving Credit Facility, which reduced pricing, extended the revolving period and final maturity date, and reduced total commitments from $781.3 million to $766.3 million. On October 23, 2014, the Company increased aggregate commitments under the Revolving Credit Facility from $766.3 million to $776.3 million.

(3)	On February 27, 2014, the Company terminated the Subscription Credit Facility, effective March 4, 2014. The outstanding balance was paid down prior to terminating the facility.

For the three and nine months ended September 30, 2014 and 2013, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest expense	$2,172	$1,797	$7,592	$4,665
Commitment fees	763	341	1,511	1,151
Amortization of debt issuance cost	877	513	1,993	1,514

Total Interest Expense	$3,812	$2,651	$11,096	$7,330

Average debt outstanding	$318,471	$270,999	$380,880	$226,294
Weighted average interest rate	2.7%	2.6%	2.6%	2.7%

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

On February 27, 2014, the Company further amended and restated the agreement. The second amended and restated agreement (the Revolving Credit Facility) among other things:

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

On May 30, 2014, the Company entered into agreements with various financial institutions pursuant to which each of the institutions agreed to provide commitments through the accordion feature of the Revolving Credit Facility, increasing the aggregate commitments from $581.3 million to $781.3 million.

On June 27, 2014, the Company further amended the Revolving Credit Facility to extend the $36.3 million in commitments not previously extended such that the revolving period as it related to all outstanding commitments would expire on February 27, 2018 and the stated maturity date as it related to all outstanding commitments would be February 27, 2019.

On October 17, 2014, the Company entered into a third amendment to the Revolving Credit Facility:

•

decreasing the applicable margin with respect to (i) any loan bearing interest at a rate determined by reference to the Alternate Base Rate from 1.25% to 1.00% and (ii) any loan bearing interest at a rate determined by reference to the Adjusted LIBO Rate from 2.25% to 2.00%;

•	decreasing the aggregate commitments from $781.3 million to $766.3 million;

•	extending the revolving period from February 27, 2018 to October 17, 2018;

•	extending the stated maturity date from February 27, 2019 to October 17, 2019; and

•	increasing the sublimit applicable to letters of credit from $20 million to $100 million.

On October 23, 2014, the Company entered into an agreement with a financial institution pursuant to which the institution agreed to provide commitments through the accordion feature, increasing the aggregate commitments from $766.3 million to $776.3 million.

On November 3, 2014, an existing lender agreed to increase their commitment through the accordion feature, increasing aggregate commitments from $776.3 million to $781.3 million.

The Revolving Credit Facility continues to include the accordion feature, which would allow the Company, under certain circumstances, to increase the size to a maximum of $956.3 million.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2014, the Company has outstanding debt denominated in Swedish Krona (SEK) of 209.7 million, Euro (EUR) of 25.0 million and Pound Sterling (GBP) of 9.9 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

The Revolving Credit Facility is guaranteed by TC Lending, LLC and TSL MR, LLC and may be guaranteed by certain domestic subsidiaries that are formed or acquired by the Company in the future. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by the Company and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

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

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after October 17, 2014.

Net proceeds received from the Company’s IPO, the exercise of the underwriters’ over-allotment option from the IPO, and net proceeds received from the issuance of the Convertible Senior Notes were used to pay down borrowings on the Revolving Credit Facility.

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

As of September 30, 2014 and December 31, 2013, TPG SL SPV had $336.6 million and $184.3 million, respectively, in investments at fair value, and $111.4 million and $78.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of September 30, 2014 and December 31, 2013, TPG SL SPV had $10.7 million and $6.3 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

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

For the nine months ended September 30, 2014, the components of interest expense related to the Convertible Senior Notes were as follows:

September 30, 2014
Interest expense	$1,581
Accretion of original issue discount	165
Amortization of debt issuance cost	237

Total Interest Expense	$1,983

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three months ended September 30, 2014, the Company received $1.3 million and paid $0.8 million related to the quarterly settlement of its interest rate swaps. This net amount is a reduction to interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of September 30, 2014, the components of the carrying value of the Convertible Senior Notes and the stated interest rate were as follows:

December 2019 Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(3,212)

Carrying value of debt	$111,788

Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate is 3 month LIBOR + 2.529%. Please see Note 5 for further information about the Company’s interest rate swaps.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the Investment Company Act that the Company’s asset coverage ratio, as defined in the Investment Company Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of September 30, 2014, the Company was in compliance with the terms of the Convertible Senior Notes Indenture.

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

As of September 30, 2014 and December 31, 2013, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2014 and December 31, 2013, the Company had the following commitments to fund investments:

	September 30, 2014	December 31, 2013
Senior secured revolving loan commitments	$48,119	$18,374
Senior secured term loan commitments	17,535	36,600

Total Portfolio Company Commitments	$65,654	$54,974

Other Commitments and Contingencies

As of December 31, 2013 the Company had $1.5 billion in total capital commitments from investors (over $0.9 billion unfunded). Of this amount, $117.1 million was from the Adviser and its affiliates ($76.7 million unfunded). The remaining unfunded capital commitments terminated upon the completion of the Company’s IPO.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2014, management is not aware of any pending or threatened litigation.

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

The following tables summarize the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
	Shares Issued	Proceeds Received
January 15, 2014	4,234,501	$65,000

Total Capital Drawdowns	4,234,501	$65,000

	Nine Months Ended September 30, 2013
	Shares Issued (1)	Proceeds Received
February 20, 2013	2,079,224	$31,857
September 13, 2013	1,633,829	25,000

Total Capital Drawdowns	3,713,053	$56,857

(1)	As further described in this Note 9, the indicated amounts have been retroactively adjusted for the stock split, which was effected in the form of a stock dividend.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2014 and 2013. All shares issued to shareholders in the tables below are newly issued shares.

	Nine Months Ended September 30, 2014
Date Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2013	December 31, 2013	February 13, 2014	502,200
March 26, 2014	March 31, 2014	May 1, 2014	410,183
May 6, 2014	June 30, 2014	August 1, 2014	218,892

Total Shares Issued			1,131,275

	Nine Months Ended September 30, 2013
Date Declared	Record Date	Date Shares Issued	Shares Issued (1)
December 31, 2012	December 31, 2012	March 12, 2013	343,981
March 31, 2013	March 31, 2013	May 7, 2013	436,728
June 30, 2013	June 30, 2013	August 6, 2013	469,799

Total Shares Issued			1,250,508

(1)	As further described in this Note 9, the indicated amounts have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

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

On November 3, 2014, pursuant to its dividend reinvestment plan, the Company issued 230,575 shares in connection with the dividend that was paid on October 31, 2014. This dividend was declared on August 4, 2014 for shareholders of record on September 30, 2014.

On November 3, 2014, the Company’s Board of Directors approved a stock repurchase plan (the “Company 10b5-1 Plan”) to acquire up to $50 million in the aggregate of the Company’s common stock at prices below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act.

The Company 10b5-1 Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan will require an agent selected by the Company to repurchase shares of common stock on the Company’s behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

        The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and, together with the Advisers 10b5-1 Plan, Rule 10b-18 under the 1934 Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Purchases under the Company 10b5-1 Plan and the Advisers 10b5-1 plan will be allocated between the two plans pro rata based on the amount available for purchases under each plan.

Unless extended or terminated by the Board of Directors, the Company expects that the Company 10b5-1 Plan will be in effect through the earlier of May 4, 2015 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

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

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Increase in net assets resulting from operations	$18,603	$16,259	$71,245	$45,927
Weighted average shares of common stock outstanding - basic and diluted (1)	53,493,026	34,817,674	49,427,943	33,891,011
Earnings per common share - basic and diluted (1)	$0.35	$0.47	$1.44	$1.36

(1)	As further described in Note 9, the indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended September 30, 2014 was less than the conversion price for the Convertible Senior Notes outstanding as of September 30, 2014. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
Date Declared	Record Date	Payment Date	Dividend per Share
March 26, 2014	March 31, 2014	April 30, 2014	$0.38
May 6, 2014	June 30, 2014	July 31, 2014	$0.38
August 4, 2014	September 30, 2014	October 31, 2014	$0.38

Total			$1.14

	Nine Months Ended September 30, 2013
Date Declared	Record Date	Payment Date	Dividend per Share (1)
March 12, 2013	March 31, 2013	May 6, 2013	$0.38
June 30, 2013	June 30, 2013	July 31, 2013	0.40
September 30, 2013	September 30, 2013	October 31, 2013	0.38

Total			$1.16

(1)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The dividends declared during the nine months ended September 30, 2014 and 2013, were derived from net investment income determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for a share of Common Stock outstanding during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013 (6)
Per Share Data
Net asset value, beginning of period	$15.52	$15.19
Net investment income (1)	1.50	1.19
Net realized and unrealized gains (1)	(0.02)	0.13

Total from investment operations	1.48	1.32
Issuances of common stock, net of offering costs (1)	(0.20)	—
Dividends declared (2)	(1.14)	(1.16)

Total increase in net assets	0.14	0.16

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013 (6)
Net Asset Value, End of Period	$15.66	$15.35

Per share market value at end of period	$16.01	N/A
Total return based on market value (3)	7.19%	N/A
Total return based on net asset value (4)	8.25%	8.7%
Shares Outstanding, End of Period	53,566,783	36,546,515
Ratios/Supplemental Data
Ratio of net expenses to average net assets (5)	7.8%	4.7%
Ratio of net investment income to average net assets (5)	12.1%	7.8%
Portfolio turnover (5)	47.3%	29.6%
Net assets, end of period	$838,889	$561,089
(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

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

Our Board of Directors has approved a stock repurchase plan, which we refer to as the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. Unless extended or terminated by the Board of Directors, we expect that the Company 10b5-1 Plan will be in effect through the earlier of May 4, 2015 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2014 we have originated more than $3.0 billion aggregate principal amount of investments and retained approximately $2.0 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2014, our core portfolio companies had weighted average annual revenue of $165 million and weighted average annual EBITDA of $33 million.

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

As of September 30, 2014, our average investment size in our portfolio companies was $40 million.

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

As of September 30, 2014, no industry represented more than 16.2% of our total investment portfolio.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2014, approximately 98.5% of our portfolio at fair value was invested in secured debt, including 85.8% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2014, the weighted average term on new investment commitments in new portfolio companies was 4.1 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of September 30, 2014, we had call protection on 99.6% of our debt investments, with weighted average call prices of 107.9% for the first year, 104.4% for the second year and 101.9% for the third year, in each case from the date of the initial investment. As of September 30, 2014, 98.3% of our debt investments bore interest at floating rates, subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, which encompasses TPG Specialty Lending, TPG Opportunities Partners, which invests in special situations and distressed investments across the credit cycle, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, is TPG’s special situations and credit platform. TSSP had over $10 billion of assets under management as of June 30, 2014. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 90 investment and operating professionals as of Sept 30, 2014. Twenty three of these personnel are dedicated to our business, including 17 investment professionals.

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

The Adviser has entered into an agreement with Goldman, Sachs & Co., which we refer to as the Adviser 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the 1934 Act, under which Goldman, Sachs & Co., as agent for the Adviser, will buy up to $25 million in the aggregate of our common stock, subject to certain conditions, during the period beginning April 24, 2014 and ending on the earlier of the date on which all the capital committed to the Adviser 10b5-1 Plan has been exhausted or December 31, 2014. During the nine months ended September 30, 2014, no shares were purchased under the Adviser 10b5-1 Plan; however, subsequent to September 30, 2014, 300 shares have been purchased under the Adviser 10b5-1 Plan as of November 3, 2014. Purchases under the Company 10b5-1 Plan and the Advisers 10b5-1 plan will be allocated between the two plans pro rata based on the amount available for purchases under each plan.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2014, 98.3% bear interest at a floating rate, subject to interest rate floors. Interest on debt securities is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the nine months ended September 30, 2014, less than 2.0% of our total investment income was comprised of PIK interest income.

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

Portfolio and Investment Activity

As of September 30, 2014, our portfolio at fair value consisted of 85.8% first-lien debt investments, 12.7% second-lien debt investments, 0.4% mezzanine debt investments, and 1.1% equity and other investments. As of December 31, 2013, our portfolio at fair value consisted of 86.3% first-lien debt investments, 13.5% second-lien debt investments, and 0.2% equity investments.

As of September 30, 2014 and December 31, 2013, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.5% and 10.4%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.6% and 10.6%, respectively.

As of September 30, 2014 and December 31, 2013, we had investments in 31 and 27 portfolio companies, respectively, with an aggregate fair value of $1,233.2 million and $1,016.5 million, respectively.

For the three months ended September 30, 2014, we made new investment commitments of $248.6 million, $216.9 million in four new portfolio companies and $31.7 million in four existing portfolio companies. For this period, we had $109.6 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $114.4 million aggregate principal amount.

For the three months ended September 30, 2013, we made new investment commitments of $184.2 million, $145.0 million in five new portfolio companies and $39.2 million in five existing portfolio companies. For this period, we had $64.0 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $106.4 million aggregate principal amount.

Our investment activity for the three months ended September 30, 2014 and 2013 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended
($ in millions)	September 30, 2014	September 30, 2013
New investment commitments:
Gross originations	$288.6	$277.3
Less: syndications/sell downs	40.0	93.1

Total new investment commitments	$248.6	$184.2
Principal amount of investments funded:
First-lien	$198.8	$158.3
Second-lien	25.2	11.3
Mezzanine	—	—
Equity	—	0.8

Total	$224.0	$170.4
Principal amount of investments sold or repaid:
First-lien	$97.6	$51.3
Second-lien	12.0	12.7
Mezzanine	—	—
Equity	—	—

Total	$109.6	$64.0

Number of new investment commitments in new portfolio companies	4	5
Average new investment commitment amount in new portfolio companies	$54.2	$29.0
Weighted average term for new investment commitments in new portfolio companies (in years)	4.1	4.1
Percentage of new debt investment commitments at floating rates	98.7%	93.9%
Percentage of new debt investment commitments at fixed rates	1.3%	6.1%
Weighted average interest rate of new investment commitments	10.3%	10.2%
Weighted average spread over LIBOR of new floating rate investment commitments	9.3%	9.0%
Weighted average interest rate on investments sold or paid down	9.8%	9.0%

As of September 30, 2014 and December 31, 2013, our investments consisted of the following:

	September 30, 2014		December 31, 2013
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,058.3	$1,050.8	$877.2	$863.4
Second-lien debt investments	156.5	150.4	137.5	131.1
Mezzanine debt investments	4.7	4.7	—	—
Equity investments	13.7	14.5	1.8	2.8

Total	$1,233.2	$1,220.4	$1,016.5	$997.3

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,220.4	100.0%	$997.3	100.0%
Non-accrual (1)	—	—	—	—

Total	$1,220.4	100.0%	$997.3	100.0%

(1)	Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The weighted average yields and interest rates of our debt investments at fair value as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Weighted average total yield of debt and income producing securities	10.5%	10.4%
Weighted average interest rate of debt and income producing securities	10.0%	10.0%
Weighted average spread over LIBOR of all floating rate investments	8.8%	8.7%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2014 and December 31, 2013. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$972.1	78.8%	$859.4	84.6%
2	130.7	10.6%	116.4	11.4%
3	95.1	7.7%	40.7	4.0%
4	35.3	2.9%	—	—
5	—	—	—	—

Total	$1,233.2	100.0%	$1,016.5	100.0%

We had one investment with an investment performance rating of a 4 as of September 30, 2014. That investment paid down in full subsequent to September 30, 2014 at full par value plus a call premium.

Results of Operations

Operating results for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Total investment income	$38.4	$23.3	$117.5	$65.0
Net expenses	14.9	8.6	43.1	24.4

Net investment income before income taxes	23.5	14.7	74.4	40.6
Income taxes, including excise taxes	0.4	0.1	0.6	0.1

Net investment income	23.1	14.6	73.8	40.5
Net realized gains (losses) on investments (1)	(0.2)	0.8	(1.7)	1.4
Net change in unrealized gains (losses) on investments (2)	(4.3)	0.9	(0.9)	4.0

Net increase in net assets resulting from operations	$18.6	$16.3	$71.2	$45.9

(1)	Includes foreign exchange forward contracts and foreign currency transactions.
(2)	Includes foreign exchange forward contracts, foreign currency debt and interest rate swaps.

Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Interest from investments	$35.0	$22.8	$110.9	$63.3
Other income	3.4	0.5	6.6	1.7

Total investment income	$38.4	$23.3	$117.5	$65.0

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $22.8 million for the three months ended September 30, 2013 to $35.0 million for the three months ended September 30, 2014, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $0.8 billion during the three months ended September 30, 2013 to $1.2 billion during the three months ended September 30, 2014. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $0.9 million for the three months ended September 30, 2013 to $3.2 million for the three months ended September 30, 2014; and prepayment fees increased from $0.5 million for the three months ended September 30, 2013 to $2.3 million for the three months ended September 30, 2014. The accelerated amortization and prepayment fees primarily resulted from a partial paydown on one portfolio investment and full paydowns on two portfolio investments during the three months ended September 30, 2013 and from full paydowns on four portfolio investments and the expiration of one unfunded commitment during the three months ended September 30, 2014. Other income increased from $0.5 million for the three months ended September 30, 2013 to $3.4 million for the three months ended September 30, 2014, primarily due to higher syndication, amendment and agency fees earned during the third quarter of 2014.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $63.3 million for the nine months ended September 30, 2013 to $110.9 million for the nine months ended September 30, 2014, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $0.7 billion during the nine months ended September 30, 2013 to $1.1 billion during the nine months ended September 30, 2014. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $2.7 million for the nine months ended September 30, 2013 to $7.7 million for the nine months ended September 30, 2014; and prepayment fees increased from $2.2 million for the nine months ended September 30, 2013 to $14.2 million for the nine months ended September 30, 2014. The accelerated amortization and prepayment fees primarily resulted from a partial paydown on one portfolio investment and full paydowns on four portfolio investments during the nine months ended September 30, 2013 and from full paydowns on ten portfolio investments and the expiration of one unfunded commitment during the nine months ended September 30, 2014. Other income increased from $1.7 million for the nine months ended September 30, 2013 to $6.6 million for the nine months ended September 30, 2014, primarily due to higher syndication, amendment and agency fees earned during the first three quarters of 2014.

Expenses

Operating expenses for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Interest	$3.8	$2.7	$11.1	$7.3
Management fees (net of waivers)	4.7	1.5	10.9	4.8
Incentive fees related to pre-incentive fee net investment income	4.7	2.6	14.8	7.3
Incentive fees related to realized/unrealized capital gains (losses)	(0.6)	0.2	(0.3)	0.8
Professional fees	1.0	0.9	3.4	2.4
Directors’ fees	0.1	0.1	0.2	0.1
Other general and administrative	1.2	0.6	3.0	1.7

Net Expenses	$14.9	$8.6	$43.1	$24.4

Interest

Interest, including other debt financing expenses, increased from $2.7 million for the three months ended September 30, 2013 to $3.8 million for the three months ended September 30, 2014. This increase was primarily due to a slight increase in our average stated interest rate and an increase in our average debt outstanding. The average debt outstanding increased from $271 million for the three months ended September 30, 2013 to $318 million for the three months ended September 30, 2014. The average stated interest rate on our debt outstanding increased from 2.6% for the three months ended September 30, 2013 to 2.7% for the three months ended September 30, 2014.

Interest, including other debt financing expenses, increased from $7.3 million for the nine months ended September 30, 2013 to $11.1 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in the average debt outstanding from $226 million for the nine months ended September 30, 2013 to $381 million for the nine months ended September 30, 2014. The average stated interest rate on our debt outstanding decreased from 2.7% for the nine months ended September 30, 2013 to 2.6% for the nine months ended September 30, 2014.

Management Fees

Management Fees (net of waivers) increased from $1.5 million for the three months ended September 30, 2013 to $4.7 million for the three months ended September 30, 2014. Management Fees increased from $3.4 million for the three months ended September 30, 2013 to $4.7 million for the three months ended September 30, 2014 due to the increase in total assets, which increased from an average of $0.9 billion for the three months ended September 30, 2013 to an average of $1.2 billion for the three months ended September 30, 2014. Management Fees waived for the three months ended September 30, 2013 were $1.9 million. There were no management fees waived for the three months ended September 30, 2014.

Management Fees (net of waivers) increased from $4.8 million for the nine months ended September 30, 2013 to $10.9 million for the nine months ended September 30, 2014. Management Fees increased from $9.7 million for the nine months ended September 30, 2013 to $13.4 million for the nine months ended September 30, 2014 due to the increase in total assets, which increased from an average of $0.9 billion for the nine months ended September 30, 2013 to an average of $1.2 billion for the nine months ended September 30, 2014. Management Fees waived decreased from $5.0 million for the nine months ended September 30, 2013 to $2.5 million for the nine months ended September 30, 2014 as no management fees were waived in the two quarters subsequent to our IPO.

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

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $2.6 million for the three months ended September 30, 2013 to $4.7 million for the three months ended September 30, 2014. This increase resulted from the increase in the size of the portfolio and related increase in pre-Incentive Fee net investment income, including an increase in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. This increase also resulted from an increase in the Incentive Fee rate from 15% through March 31, 2014 to 17.5% beginning April 1, 2014 as a result of the consummation of our IPO. Incentive Fees related to capital gains decreased from $0.2 million for the three months ended September 30, 2013 to ($0.6) million for the three months ended September 30, 2014 due to changes in unrealized gains and losses on our investments.

Incentive Fees related to pre-Incentive Fee net investment income increased from $7.3 million for the nine months ended September 30, 2013 to $14.8 million for the nine months ended September 30, 2014. This increase resulted from the increase in the size of the portfolio and related increase in pre-Incentive Fee net investment income. This increase also resulted from an increase in the Incentive Fee rate from 15% through March 31, 2014 to 17.5% beginning April 1, 2014 as a result of the consummation of our IPO. Incentive Fees related to capital gains decreased from $0.8 million for the nine months ended September 30, 2013 to ($0.3) million for the nine months ended September 30, 2014 due to changes in unrealized gains and losses on our investments.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $0.9 million for the three months ended September 30, 2013 to $1.0 million for the three months ended September 30, 2014 and other general and administrative fees increased from $0.6 million for the three months ended September 30, 2013 to $1.2 million for the three months ended September 30, 2014, both due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees increased from $2.4 million for the nine months ended September 30, 2013 to $3.4 million for the nine months ended September 30, 2014 and other general and administrative fees increased from $1.7 million for the nine months ended September 30, 2013 to $3.0 million for the nine months ended September 30, 2014, both due to an increase in costs associated with servicing a growing investment portfolio.

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

For the three months ended September 30, 2014 and 2013 we recorded a net expense of $0.4 million and $0.1 million, respectively, for U.S. federal excise tax. For the nine months ended September 30, 2014 and 2013 we recorded a net expense of $0.6 million and $0.1 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Net realized gains on investments	$0.0	$0.5	$0.1	$1.1
Net realized losses on foreign currency transactions	(0.3)	—	(0.2)	—
Net realized gains (losses) on foreign currency forward contracts	—	0.3	(1.6)	0.3
Net realized gains on foreign currency borrowings	0.1	—	0.1	—

Net realized gains (losses)	$(0.2)	$0.8	$(1.6)	$1.4

Change in unrealized gains on investments	$3.6	$5.8	$6.4	$10.1
Change in unrealized losses on investments	(10.1)	(3.0)	(12.8)	(4.9)

Net Change in Unrealized Gains (Losses) on Investments	$(6.5)	$2.8	$(6.4)	$5.2
Unrealized appreciation on foreign currency borrowings	3.3	—	4.5	—
Unrealized appreciation (depreciation) on foreign currency forward contracts	0.0	(1.9)	1.2	(1.2)
Unrealized appreciation (depreciation) on interest rate swaps	(1.0)	—	(0.2)	—

Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$2.3	$(1.9)	$5.5	$(1.2)

Net Change in Unrealized Gains (Losses)	$(4.2)	$0.9	$(0.9)	$4.0

For the three and nine months ended September 30, 2014 we had net realized gains on investments of $10 thousand and $0.1 million, respectively. For the three and nine months ended September 30, 2014 we had net realized losses on foreign currency transactions of $0.3 million and $0.2 million, respectively, primarily as a result of translating foreign currency related to one of our non-USD denominated investments. For the nine months ended September 30, 2014 we had net realized losses on foreign currency forward contracts of $1.6 million primarily as a result of settling our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd. For the three months ended September 30, 2014 we did not have any realized gains or losses on foreign currency forward contracts. For both the three and nine months ended September 30, 2014 we had net realized gains on foreign currency borrowings of $0.1 million.

For the three months ended September 30, 2014 we had $3.6 million in unrealized appreciation on 8 portfolio company investments, which was offset by $10.1 million in unrealized depreciation on 25 portfolio company investments. For the nine months ended September 30, 2014 we had $6.4 million in unrealized appreciation on 16 portfolio company investments, which was offset by $12.8 million in unrealized depreciation on 22 portfolio company investments. Unrealized appreciation for the three months ended September 30, 2014 resulted from an increase in fair market value, primarily due to positive credit-related adjustments. Unrealized appreciation for the nine months ended September 30, 2014 resulted from an increase in fair market value, primarily due to a tightening spread environment during the six months ended June 30, 2014 and positive credit-related adjustments. Unrealized depreciation for the three months ended September 30, 2014 primarily resulted from a widening spread environment, the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments. Unrealized depreciation for the nine months ended September 30, 2014 primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and nine months ended September 30, 2014 we had unrealized appreciation on foreign currency borrowings of $3.3 million and $4.5 million, respectively, primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the nine months ended September 30, 2014 we had unrealized appreciation on foreign currency forward contracts of $1.2 million as a result of the reversal of prior period unrealized depreciation due to settling our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd. For the three and nine months ended September 30, 2014 we had unrealized depreciation on interest rate swaps of $1.0 million and $0.2 million, respectively, due to fluctuations in interest rates.

For the three months ended September 30, 2013 we had net realized gains on investments of $0.5 million primarily as a result of the sale of one of our investments. For the nine months ended September 30, 2013 we had net realized gains on investments of $1.1 million primarily as a result of the sale of one of our investments and a partial sale of three of our investments. For the three and nine months ended September 30, 2013 we had net realized gains on foreign currency forward contracts of $0.3 million as a result of settling and rolling foreign currency forward contracts related to our investment in Jeeves Information Systems AB.

For the three months ended September 30, 2013 we had $5.8 million in unrealized appreciation on 12 portfolio company investments, which was partially offset by $3.0 million in unrealized depreciation on 11 portfolio company investments. For the nine months ended September 30, 2013 we had $10.1 million in unrealized appreciation on 16 portfolio company investments, which was partially offset by $4.9 million in unrealized depreciation on 8 portfolio company investments. Unrealized appreciation for the three and nine months ended September 30, 2013 resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation for the three and nine months ended September 30, 2013 primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and nine months ended September 30, 2013 we had unrealized depreciation on foreign currency forward contracts of $1.9 million and $1.2 million, respectively, as a result of fluctuations in the SEK exchange rate.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2014, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 16.2% (based on cash invested of $732 million and total proceeds from these exited investments of $854 million). Eighty one percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

During the nine months ended September 30, 2014, we settled our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd., which in total generated a realized loss of $1.6 million. As of September 30, 2014, we had one foreign currency forward contract outstanding with a notional amount of EUR 2.8 million. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

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

The capital commitments of our private phase investors terminated on the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of September 30, 2014 and December 31, 2013, our asset coverage ratio was 319.5% and 232.9%, respectively.

Cash and cash equivalents as of September 30, 2014, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2014, we had approximately $686 million of undrawn commitments on our revolving credit facilities subject to borrowing base limitations.

As of September 30, 2014, we had $9.2 million in cash and cash equivalents, an increase of $5.7 million from December 31, 2013. The increase was primarily attributable to cash received on September 30, 2014 from repayments on investments. During the nine months ended September 30, 2014, we used $141.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $701.5 million, which was partially offset by proceeds from investments of $86.8 million, repayments on investments of $405.4 million, other operating activity of $3.7 million, and an increase in net assets resulting from operations of $71.2 million. Lastly, cash provided by financing activities was $147.5 million during the period, primarily due to proceeds from issuance of common stock of $234.4 million, partially offset by net repayments on debt of $45.5 million, debt issuance costs of $5.5 million and dividends paid of $35.9 million.

As of September 30, 2014, we had $2.4 million of restricted cash pledged as collateral under our interest rate swap agreements, which we entered into in June 2014, an increase of $2.4 million from December 31, 2013. We also had an additional $0.2 million of cash collateral posted under our interest rate swaps as of September 30, 2014, which is netted against the fair value of the interest rate swaps and reflected as a payable on our consolidated balance sheet. As of September 30, 2014, we had $10.7 million of restricted cash in our wholly owned subsidiary TPG SL SPV, an increase of $4.3 million from December 31, 2013. The increase was primarily attributable to increased interest payments from additional investments contributed to TPG SL SPV. Proceeds received by TPG SL SPV from interest and principal at the end of a reporting period that have not gone through a settlement process are considered to be restricted cash. The settlement process involves the payment of certain required amounts under the SPV Asset Facility, following which excess cash generated in TPG SL SPV may be distributed to us. Restricted cash is a component of prepaid expenses and other assets in our consolidated financial statements.

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

Prior to December 31, 2013, we entered into Subscription Agreements with our existing investors, including our Adviser and its affiliates, providing for the private placement of our common stock, which brought our total capital commitments to $1.5 billion (including $117.1 million from our Adviser and its affiliates). From inception through September 30, 2014, we had drawn down a total of $0.6 billion of capital and issued 38.9 million shares, excluding equity and shares issued through our dividend reinvestment plan. As of December 31, 2013, over $0.9 billion of capital commitments remained unfunded. These unfunded commitments terminated upon the completion of our IPO, and hence as of September 30, 2014 no longer remain in effect.

During the nine months ended September 30, 2014 and 2013, we received fundings from drawdown notices to our investors relating to the issuance of 4,234,501 shares and 2,079,224 shares, respectively, of our common stock for aggregate proceeds of $65 million and $32 million, respectively. Proceeds from the issuances were used in investing activities and for other general corporate purposes.

In addition to the drawdowns noted above, during the nine months ended September 30, 2014 and 2013, we issued 1,131,275 and 1,250,508 shares of our common stock, respectively, to shareholders who have not opted out of our dividend reinvestment plan for proceeds of $18.9 million and $19.1 million, respectively.

On November 3, 2014, pursuant to our dividend reinvestment plan, we issued 230,575 shares in connection with the dividend that was paid on October 31, 2014 to shareholders who opted out of the dividend reinvestment plan. This dividend was declared on August 4, 2014 for shareholders of record on September 30, 2014.

On November 3, 2014, the Board of Directors approved the Company 10b5-1 Plan to acquire up to $50 million in the aggregate of our common stock at prices below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act.

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan will require an agent selected by us to repurchase shares of common stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and, together with the Advisers 10b5-1 Plan, Rule 10b-18 under the 1934 Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Purchases under the Company 10b5-1 Plan and the Advisers 10b5-1 plan will be allocated between the two plans pro rata based on the amount available for purchases under each plan.

Unless extended or terminated by the Board of Directors, we expect that the Company 10b5-1 Plan will be in effect through the earlier of May 4, 2015 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

Debt

Debt consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Asset Facility	$175,000	$108,725	$42,341	$108,725
Revolving Credit Facility (2)	781,250	161,664	476,036	161,664
Convertible Senior Notes	115,000	115,000	—	111,788

Total Debt	$1,071,250	$385,389	$518,377	$382,177

	December 31, 2013
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
Subscription Credit Facility (3)	$100,000	$32,000	$68,000	$32,000
SPV Asset Facility	100,000	77,767	—	77,767
Revolving Credit Facility (2)	400,000	322,500	77,500	322,500

Total Debt	$600,000	$432,267	$145,500	$432,267

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	On October 17, 2014, we amended and extended the Revolving Credit Facility, which reduced pricing, extended the revolving period and final maturity date, and reduced total commitments from $781.3 million to 766.3 million. On October 23, 2014, we increased aggregate commitments under the Revolving Credit Facility from $766.3 million to $776.3 million.
(3)	On February 27, 2014, we terminated the Subscription Credit Facility, effective March 4, 2014. The outstanding balance was paid down prior to terminating the facility.

As of September 30, 2014 and December 31, 2013, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

On February 27, 2014, we further amended and restated the agreement. The second amended and restated agreement (the Revolving Credit Facility) among other things:

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

On June 27, 2014, we further amended the Revolving Credit Facility to extend the $36.3 million in commitments not previously extended such that the revolving period as it related to all outstanding commitments would expire on February 27, 2018 and the stated maturity date as it related to all outstanding commitments would be February 27, 2019.

On October 17, 2014, we entered into a third amendment to the Revolving Credit Facility:

•

decreasing the applicable margin with respect to (i) any loan bearing interest at a rate determined by reference to the Alternate Base Rate from 1.25% to 1.00% and (ii) any loan bearing interest at a rate determined by reference to the Adjusted LIBO Rate from 2.25% to 2.00%;

•	decreasing the aggregate commitments from $781.3 million to $766.3 million;

•	extending the revolving period from February 27, 2018 to October 17, 2018;

•	extending the stated maturity date from February 27, 2019 to October 17, 2019; and

•	increasing the sublimit applicable to letters of credit from $20 million to $100 million.

On October 23, 2014, we entered into an agreement with a financial institution pursuant to which the institution agreed to provide commitments through the accordion feature, increasing the aggregate commitments from $766.3 million to $776.3 million.

On November 3, 2014, an existing lender agreed to increase their commitment through the accordion feature, increasing aggregate commitments from $776.3 million to $781.3 million.

The Revolving Credit Facility continues to include the accordion feature, which would allow us, under certain circumstances, to increase the size to a maximum of $956.3 million.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2014, we have outstanding debt denominated in Swedish Krona (SEK) of 209.7 million, Euro (EUR) of 25.0 million and Pound Sterling (GBP) of 9.9 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

The Revolving Credit Facility is guaranteed by TC Lending, LLC and TSL MR, LLC and may be guaranteed by certain domestic subsidiaries that are formed or acquired by us in the future. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by us and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

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

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after October 17, 2014.

Net proceeds received from our IPO, the exercise of the underwriters’ over-allotment option from the IPO, and net proceeds received from the issuance of the Convertible Senior Notes were used to pay down borrowings on the Revolving Credit Facility.

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

As of September 30, 2014 and December 31, 2013, TPG SL SPV had $336.6 million and $184.3 million, respectively, in investments at fair value, and $111.4 million and $78.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of September 30, 2014 and December 31, 2013, TPG SL SPV had $10.7 million and $6.3 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

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

As of September 30, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the Investment Company Act that our asset coverage ratio, as defined in the Investment Company Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of September 30, 2014, we were in compliance with the terms of the Convertible Senior Notes Indenture.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2014 and December 31, 2013, we had the following commitments to fund investments:

($ in millions)	September 30, 2014	December 31, 2013
Senior secured revolving loan commitments	$48.1	$18.4
Senior secured term loan commitments	17.5	36.6

Total Portfolio Company Commitments	$65.6	$55.0

Other Commitments and Contingencies

As of December 31, 2013 we had $1.5 billion in total capital commitments from investors (over $0.9 billion unfunded). These unfunded commitments terminated upon the completion of our IPO, and hence as of September 30, 2014 no longer remain in effect.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2014 and December 31, 2013, we had outstanding commitments to fund investments totaling $65.6 million and $55.0 million, respectively.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2014 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$108.7	$—	$—	$—	$108.7
Revolving Credit Facility	161.7	—	—	161.7	—
Convertible Senior Notes	115.0	—	—	—	115.0

Total Contractual Obligations	$385.4	$—	$—	$161.7	$223.7

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

As of September 30, 2014, 98.3% of our debt investments bore interest at floating rates, subject to interest rate floors. Our credit facilities bear interest at floating rates, and in connection with our issuance of convertible notes, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Assuming that our consolidated balance sheet as of September 30, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$25.2	$11.6	$13.6
Up 200 basis points	$13.1	$7.7	$5.4
Up 100 basis points	$1.9	$3.9	$(2.0)
Down 25 basis points	$—	$(0.8)	$0.8

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the risk factor set forth below, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Purchases of our common stock by us and the Adviser under the Company 10b5-1 Plan and the Adviser 10b5-1 Plan, respectively, may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

The Adviser has entered into the Adviser 10b5-1 Plan under which Goldman, Sachs & Co., as agent for the Adviser, will buy up to $25 million of our common stock in the aggregate during the period beginning April 24, 2014 and ending on the earlier of the date on which all the capital committed to the plan has been exhausted or December 31, 2014.

On November 3, 2014, our Board of Directors authorized us to enter into the Company 10b5-1 Plan, under which an agent for us will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or May 4, 2015.

Whether purchases will be made under the Company 10b5-1 Plan or the Adviser 10b5-1 Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

10.1	Third Amendment to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 17, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent

31.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: November 3, 2014	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: November 3, 2014	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: November 3, 2014	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer