Form 10-K
period 2014-12-31
TPG Specialty Lending, Inc.
filed 2015-02-24
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36364

TPG Specialty Lending, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3380000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 Commerce Street, Suite 3300, Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (817) 871-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, based on the closing price on that date of $21.83 on The New York Stock Exchange, was approximately $1,093,965,960. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 24, 2015 was 53,959,848.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2015 annual meeting of stockholders are incorporated by reference in Part III.

TPG SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2014

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I

In this Annual Report, except where the context suggests otherwise, the terms “TSL,” “we,” “us,” “our,” and “the Company” refer to TPG Specialty Lending, Inc. The term “Adviser” refers to TSL Advisers, LLC, a Delaware limited liability company. The term “TSSP” refers to TPG Special Situations Partners. The term “TPG” refers to TPG Global, LLC and its affiliates.

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2014, we have originated more than $3.3 billion aggregate principal amount of investments and retained approximately $2.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine loans and investments in corporate bonds and equity securities. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2014, our core portfolio, which excludes certain investments that fall outside of our typical borrower profile, companies had weighted average annual revenue of $145 million and weighted average annual EBITDA of $34 million.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of our Adviser and its affiliates. We have operated our business as a business development company, or a BDC, since we began our investment activities in July 2011, and we are currently one of the largest BDCs by total assets.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations. We invest in first-lien debt, second-lien debt, mezzanine debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2014, based on fair value our portfolio consisted of 89.0% first-lien debt investments, 8.8% second-lien debt investments, 1.0% mezzanine debt investments, and 1.2% equity and other investments. Approximately 96.8% of our debt investments as of December 31, 2014 are floating rate in nature, subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2014 and 2013, we had investments in 34 and 27 portfolio companies, respectively. As of December 31, 2014, our average investment size in each of our portfolio companies was approximately $37 million. We expect that no single investment will represent more than 15% of our total investment portfolio.

As of December 31, 2014, our portfolio was invested across 19 different industries. The largest industries in our portfolio as of December 31, 2014 were healthcare and pharmaceuticals, business services, and financial services, which represented, as a percentage of our portfolio, 17.3%, 10.0%, and 8.4%, respectively, based on fair value.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Because we elected to be a BDC and have elected to be treated as a RIC for U.S. tax purposes, our portfolio is and will continue to be subject to diversification and other requirements to maintain such status elections.

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

Our operations comprise only a single reportable segment.

On November 3, 2014, our Board of Directors approved a stock repurchase plan, which we refer to as the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. Unless extended or terminated by the Board of Directors, the Company 10b5-1 Plan will be in effect through the earlier of May 4, 2015 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions. On February 20, 2015, our Board of Directors authorized the extension of the termination date of the Company 10b5-1 Plan from May 4, 2015 to June 30, 2015. As of December 31, 2014, no shares had been repurchased under the Company 10b5-1 Plan.

Our Investment Adviser and Investments

Investment Adviser

TSL Advisers, LLC is our external manager. Our Adviser is a Delaware limited liability company, our Adviser acts as our investment adviser and administrator, and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

Our Adviser sources and manages our portfolio through our Investment Team, a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Co-Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly, our Co-Chief Executive Officer Michael Fishman and our Adviser’s Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and TPG Special Situations Partners, LLC, or “TSSP”.

TSSP is the special situations and credit platform of TPG Global, LLC, or “TPG,” and encompasses TPG Specialty Lending, Inc., TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, Austin Credit Macro, which is focused on macro credit opportunities, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in the broadly syndicated leveraged loan markets. TSSP had over $11 billion of assets under management as of December 31, 2014. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 90 investment and operating professionals as of December 31, 2014. Twenty four (24) of these personnel are dedicated to our business, including 17 investment professionals. The members of the Investment Review Committee are Joshua Easterly, Michael Fishman, Alan Waxman and David Stiepleman.

TPG is a leading global private investment firm founded in 1992 with $65 billion of assets under management as of December 31, 2014, and offices in San Francisco, Fort Worth, New York and throughout the world. In addition to TSSP, TPG’s investment business includes discrete investment platforms focused on a range of alternative investment products, including TPG Capital, which is TPG’s flagship large capitalization private equity business and focuses on global investments across all major industry sectors; TPG Growth, which invests in small- and middle-market growth equity and corporate opportunities in all major industry sectors in North America and in other developed and emerging markets; TPG Biotechnology Partners, which invests in early- and late-stage venture capital opportunities in the biotechnology and related life sciences industries; and TPG Real Estate, which is the real estate platform of TPG. TPG has extensive experience with global public and private investments executed through leveraged buyouts, recapitalizations, spinouts, growth investments, joint ventures and restructurings, and has a team of over 250 professionals.

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

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we pay the Adviser the Management Fee and the Incentive Fee. For a discussion of the Management Fee and Incentive Fee payable by us to the Adviser, see “Management Agreements—Investment Advisory Agreement; Administration Agreement; License Agreement.” Our Board monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

On November 3, 2014, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 3, 2015, and may be extended subject to required approvals.

In 2014, the Adviser entered into a purchase agreement, which we refer to as the Adviser 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which an agent for the Adviser would buy up to $25 million in the aggregate of our common stock, subject to certain conditions. The Adviser 10b5-1 Plan expired in accordance with its terms on December 31, 2014. During the year ended December 31, 2014, 300 shares were purchased under the Adviser 10b5-1 Plan. These 300 shares were purchased prior to the approval and implementation of the Company 10b5-1 Plan.

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

Selective Investment Process

After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If these senior and other investment professionals are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate, on a case-by-case basis.

Issuance of Formal Commitment

Approval of an origination requires the approval of the Investment Review Committee or, depending on the size and nature of the investment, a portion thereof. Once we have determined that a prospective portfolio company is suitable for investment, we work with the management or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

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

For more information on the investment performance ratings of our portfolio, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Portfolio and Investment Activity.”

Investment Review Committee

The Adviser manages our portfolio under the general oversight of the Investment Review Committee. The Investment Review Committee includes certain individuals who are senior personnel of the Adviser and TSSP, as well as certain other persons appointed by the Adviser from time to time. Our Investment Team and the Investment Review Committee are supported by and have access to the investment professionals, analytical capabilities and support personnel of TPG.

Structure of Investments

Since beginning our investment activities in July 2011, we have sought to generate current income primarily in U.S.-domiciled middle market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine loans and investments in corporate bonds and equity and other investments.

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

Equity and Other Investments

Our loans may include an equity interest in the issuer, such as a warrant or profit participation right. In certain instances, we also will make direct equity investments, although those situations are generally limited to those cases where we are also making an investment in a more senior part of the capital structure of the issuer.

Investments

As of December 31, 2014 and December 31, 2013, we had made investments with an aggregate fair value of $1,263.5 million and $1,016.5 million, respectively, in 34 and 27 portfolio companies, respectively.

Investments consisted of the following at December 31, 2014 and 2013:

	December 31, 2014
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,127.2	$1,124.2	$(3.0)
Second-lien debt investments	111.1	111.4	0.3
Mezzanine debt investments	13.4	13.0	(0.4)
Equity and other investments	21.5	14.9	(6.6)
Total Investments	$1,273.2	$1,263.5	$(9.7)

	December 31, 2013
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$863.4	$877.2	$13.8
Second-lien debt investments	131.1	137.5	6.4
Mezzanine debt investments	—	—	—
Equity and other investments	2.8	1.8	(1.0)
Total Investments	$997.3	$1,016.5	$19.2

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2014 and 2013 was as follows:

	December 31, 2014	December 31, 2013
Aerospace and defense	—	5.3%
Automotive	2.7%	6.1%
Beverage, food, and tobacco	6.8%	4.5%
Business services	10.0%	16.5%
Communications	1.4%	—
Construction and building	—	5.1%
Containers and packaging	3.2%	4.6%
Education	2.2%	2.9%
Electronics	6.2%	—
Financial services	8.4%	11.6%
Healthcare and pharmaceuticals	17.3%	10.8%
Hotel, gaming, and leisure	5.9%	7.2%
Human resource support services	—	5.2%
Insurance	8.0%	3.2%
Internet services	3.2%	—
Manufacturing	3.5%	2.7%
Metals and mining	1.7%	3.3%
Office products	2.8%	2.0%
Oil, gas and consumable fuels	8.2%	3.9%
Other	0.4%	—
Retail	3.3%	—
Transportation	4.8%	5.1%
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare and pharmaceuticals, and business services) and not by the product or services (such as software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2014 and 2013 was as follows:

	December 31, 2014	December 31, 2013
United States
Midwest	13.1%	14.2%
Northeast	27.1%	21.7%
South	23.6%	19.7%
West	23.6%	35.5%
Canada	1.3%	—
Europe	11.3%	8.9%
Total	100.0%	100.0%

Loan Commitments

As of December 31, 2014 and 2013, we had the following commitments to fund investments:

($ in millions)	December 31, 2014	December 31, 2013
Senior secured revolving loan commitments	$34.2	$18.4
Senior secured term loan commitments	13.8	36.6
Total Portfolio Company Commitments	$48.0	$55.0

Competition

We compete for investments with a number of BDCs and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we expect to face, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Capital Resources and Borrowings

We anticipate generating cash in the future from issuances of common stock and cash flows from operations, including interest received on our cash and cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2014 and 2013, our asset coverage was 311.0% and 232.9%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.

Debt Obligations. Our debt obligations consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014
		Borrowings	Amount
($ in millions)	Total Facility	Outstanding	Available (1)
SPV Asset Facility (2)	$175.0	$106.7	$45.3
Revolving Credit Facility	781.3	177.2	466.2
Convertible Senior Notes	115.0	115.0	—
Total Debt Obligations	$1,071.3	$398.9	$511.5

	December 31, 2013
		Borrowings	Amount
($ in millions)	Total Facility	Outstanding	Available (1)
Subscription Credit Facility (3)	$100.0	$32.0	$68.0
SPV Asset Facility	100.0	77.8	—
Revolving Credit Facility	400.0	322.5	77.5
Total Debt Obligations	$600.0	$432.3	$145.5

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated.
(3)	On February 27, 2014, we terminated the Subscription Credit Facility, effective March 4, 2014. The outstanding balance was paid down prior to terminating the facility.

For the years ended December 31, 2014, 2013 and 2012, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
($ in millions)	December 31, 2014	December 31, 2013	December 31, 2012
Interest expense	$10.0	$7.2	$3.3
Commitment fees	2.3	1.4	1.2
Amortization of debt issuance costs	2.5	1.9	1.5
Accretion of original issue discount	0.3	—	—
Total Interest Expense	$15.1	$10.5	$6.0

For more information on our debt, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS——Financial Condition, Liquidity and Capital Resources.”

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

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends or distributions declared by the Board on behalf of investors who do not elect to receive their cash dividends or distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or distribution, then our stockholders who have not elected to “opt out” of our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional common stock as described below.

No action is required on the part of a registered stockholder to have its cash dividend or other distribution reinvested in our common stock. A registered stockholder is able to elect to receive an entire cash dividend or distribution in cash by notifying State Street Bank and Trust Company, the plan administrator and our transfer agent and registrar, in writing, so that notice is received by the plan administrator no later than 10 days prior to the record date for the cash dividend or distributions to the stockholders. The plan administrator has set up an account for shares acquired through the plan for each stockholder who has not elected to receive cash dividends or distributions in cash and hold the shares in non-certificated form.

Those stockholders whose shares are held by a broker or other financial intermediary may receive cash dividends and other distributions in cash by notifying their broker or other financial intermediary of their election. We expect to use primarily newly issued shares to make distributions under the plan, whether our shares are trading at a premium or at a discount to net asset value. We reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the market price per share of our common stock at the close of regular trading on the New York Stock Exchange, or “NYSE,” on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.

The number of shares of our common stock that will be outstanding after giving effect to payment of a cash dividend or distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. The number of shares to be issued to a stockholder pursuant to the foregoing will be rounded down to the nearest whole share to avoid the issuance of fractional shares, with any fractional shares being paid in cash. For non-U.S.

stockholders, the number of shares to be issued to the stockholder will be the amount equal to the total dollar amount of the cash dividend or distribution payable, net of applicable withholding taxes.

There are no brokerage charges or other charges to stockholders who participate in the plan. The plan is terminable by us upon notice in writing mailed to each stockholder of record at least 30 days prior to any record date for the payment of any cash dividend or distribution by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a brokerage commission from the proceeds.

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

Under the terms of the Investment Advisory Agreement, we pay the Adviser a base management fee, or the “Management Fee,” and may also pay certain incentive fees, or “Incentive Fees”.

The Management Fee is calculated at an annual rate of 1.5% based on the average value of our gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. The Management Fee is payable quarterly in arrears and is prorated for any partial month or quarter.

For the year ended December 31, 2014, Management Fees were $18.3 million, of which $2.5 million were waived (see below).

Until our initial public offering, or IPO, in March 2014, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital and (ii) 0.75% of aggregate drawn capital (including capital drawn to pay our expenses) as determined as of the end of any calendar quarter. Any waived Management Fees were not subject to recoupment by the Adviser. Following the IPO, the Adviser has not waived its right to receive the full Management Fee and accordingly, we will be required to continue to pay the full amount of the Management Fee.

The Incentive Fee consists of two parts, as follows:

(i)

Through March 31, 2014, the quarter in which we completed our IPO, the first component, payable at the end of each quarter in arrears, equaled 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” the calculation of which is further explained below, until the Adviser had received 15% of the total pre-Incentive Fee net investment income for that quarter and, for pre-Incentive Fee net investment income in excess of 1.76% quarterly, 15% of all remaining pre-Incentive Fee net investment income for that quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 15% on all pre-Incentive Fee net investment income when that amount equals 1.76% in a quarter (7.04% annualized), which was the rate at which catch-up was achieved. Once the “hurdle rate” was reached and catch-up was achieved, 15% of any pre-Incentive Fee net investment income in excess of 1.76% in any quarter was payable to the Adviser.

Beginning April 1, 2014, the first quarter after our IPO, the first component, payable at the end of each quarter in arrears, equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate” the calculation of which is further explained below, until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a quarter (7.28% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any quarter is payable to the Adviser.

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

(ii)

The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014, and beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from our inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. We refer to this component of the Incentive Fee as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. We accrue, but do not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of our realized capital gains that accrued prior to March 31, 2014 is subject to an Incentive Fee rate of 15% and the portion of our realized capital gains that accrued beginning April 1, 2014 is subject to an Incentive Fee rate of 17.5%.

To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, prior to the IPO, the pre-Incentive Fee net investment income was expressed as a rate of return on an average daily hurdle calculation value. The average daily hurdle calculation value, on any given day, equaled:

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

Following the IPO, for purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter.

Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an Incentive Fee for that quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

We accrue the Incentive Fee taking into account unrealized gains and losses; however, Section 205(b)(3) of the Advisers Act, as amended, prohibits the Adviser from receiving the payment of fees until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future. For the year ended December 31, 2014, Incentive Fees were $17.8 million, comprised of fees related to pre-incentive fee net investment income of $20.8 million offset by ($2.9) million of incentive fees related to capital gains and losses attributable to unrealized losses on investments and realized losses on foreign exchange transactions.

On November 3, 2014, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 3, 2015, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty on 60 days’ written notice to the other party.

The December 12, 2011 amendment to the Investment Advisory Agreement revised the base against which the 1.5% hurdle rate is measured when calculating the Adviser’s entitlement to receive a portion of our pre-Incentive Fee net investment income in any given calendar quarter. The amendment applied retroactively to October 1, 2011. Since the completion of our IPO, the base against which the hurdle rate is calculated is determined as described above in this section.

Our Board monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

On March 15, 2011, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the year ended December 31, 2014, we incurred expenses of $2.7 million for administrative services payable under the terms of the Administration Agreement.

From time to time, the Adviser may pay amounts owed by us to third-party providers of goods or services, including the Board, and we will subsequently reimburse the Adviser for such amounts paid on our behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

On November 3, 2014, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 3, 2015, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as our director receives any compensation from us for his or her services as a director. However, we reimburse the Adviser or its affiliates for an allocable portion of the compensation paid by the Adviser or its affiliates to our Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, TSSP, TPG and their affiliates for our future success.”

The Adviser does not assume any responsibility to us other than to render the services described in, and on the terms of the Investment Advisory Agreement and the Administration Agreement, and is not responsible for any action of our Board in declining to follow the advice or recommendations of the Adviser. Under the terms of the Investment Advisory Agreement and the Administration Agreement, the Adviser (and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) shall not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement, the Administration Agreement or otherwise as an investment adviser of ours (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). We shall, to the fullest extent permitted by law, provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a member, manager, officer, employee, agent, controlling person of the Adviser or any other person or entity affiliated with the Adviser, or is or was a member of the Adviser’s Investment Review Committee, on the same general terms set forth in Article VIII of our certificate of incorporation.

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

Example 1: Income Related Portion of Incentive Fee (*):

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

Management fee (2) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-Incentive Fee net investment income

(investment income – (management fee + other expenses)) = 2.925%

Incentive Fee = 17.5% × pre-Incentive Fee net investment income, subject to “catch-up” (4)

Incentive Fee = 100% × “catch-up” + (17.5% × (pre-Incentive Fee net investment income – 1.82%))

Catch-up = 1.82% – 1.5% = 0.32%

Incentive Fee = (100% × 0.32%) + (17.5% × (2.925% – 1.82%))

= 0.32% + (17.5% × 1.105%)

= 0.32% + 0.193%

= 0.513%

(1)	Represents 6.0% annualized hurdle rate.
(2)	Represents 1.5% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)

The “catch-up” provision is intended to provide the Adviser with an Incentive Fee of 17.5% on all of our pre-Incentive Fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 17.5% in any calendar quarter and is not applied once the Adviser has received 17.5% of investment income in a quarter. The “catch-up” portion of our pre-Incentive Fee Net Investment Income is the portion that exceeds the 1.5% hurdle rate but is less than or equal to approximately 1.82% (that is, 1.5% divided by (1 – 0.175)) in any fiscal quarter.

(*)	The hypothetical amount of pre-Incentive Fee net investment income shown is based on a percentage of total net assets.

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

•	Year 5: Investment C sold for $20 million, FMV of Investment B determined to be $14 million, FMV of Investment E determined to be $10 million and FMV of Investment F determined to $12 million.
•	Year 6: Investment B sold for $16 million, FMV of Investment E determined to be $8 million and FMV of Investment F determined to be $15 million.
•	Year 7: Investment E sold for $8 million and FMV of Investment F determined to be $17 million.
•	Year 8: Investment F sold for $18 million.

These assumptions are summarized in the following chart:

							Cumulative	Cumulative	Cumulative
							Unrealized	Realized	Realized
	Investment	Investment	Investment	Investment	Investment	Investment	Capital	Capital	Capital
	A	B	C	D	E	F	Depreciation	Losses	Gains
Year 1	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	—	—	—	—
Year 2	$20 million (sale price)	$8 million FMV	$12 million FMV	$10 million FMV	$10 million FMV	—	$2 million	—	$10 million
Year 3 (IPO)	—	$8 million FMV at IPO	$14 million FMV at IPO	$14 million FMV at IPO	$16 million FMV at IPO	—	$2 million	—	$10 million
Year 4	—	$10 million FMV	$16 million FMV	$12 million (sale price)	$14 million FMV	$10 million (cost basis)	—	—	$12 million
Year 5	—	$14 million FMV	$20 million (sale price)	—	$10 million FMV	$12 million FMV	—	—	$22 million
Year 6	—	$16 million (sale price)	—	—	$8 million FMV	$15 million FMV	$2 million	—	$28 million
Year 7	—	—	—	—	$8 million (sale price)	$17 million FMV	—	$2 million	$28 million
Year 8	—	—	—	—	—	$18 million (sale price)	—	$2 million	$36 million

The capital gains portion of the Incentive Fee would be:

•	Year 1: None
•	Year 2:

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

All of the expenses described above are ultimately borne by our stockholders.

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 3, 2015, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, TSSP, TPG and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed it in November 2014. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after any borrowing or issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2014 and 2013, our asset coverage was 311.0% and 232.9%, respectively.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, and (b) more than 50% of the outstanding voting securities of such company.

We do not anticipate any substantial change in the nature of our business.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our status as a RIC for U.S. federal income tax purposes. See “—Regulated Investment Company Classification” for more information.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.” We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. We may in the future seek such approval; however, there is no assurance such approval will be obtained. In this case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities. In addition, we may generally issue new common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including our officers, directors, investment adviser, and principal underwriters, and certain of their affiliates, without the prior approval of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive relief order (other than in certain limited situations pursuant to current regulatory guidance).

On December 16, 2014, we were granted an exemptive relief order from the SEC that, if certain conditions are met, allows us to co-invest with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested . These conditions include, among others, prior approval by a majority of our Independent Directors. The terms and conditions of the investment applicable to any affiliates of TSSP and TPG also must be the same as those applicable to us.

Pursuant to the exemptive relief order, to the extent the size of an investment opportunity exceeds the amount our Adviser independently determines is appropriate for us to invest, our affiliates may be able to co-invest with us, subject to the approval of a majority of our independent directors. We believe our ability to co-invest with TSSP and TPG affiliates will be particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We expect that with the ability to co-invest with TSSP and TPG affiliates we will be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors.

Further, in accordance with the exemptive relief order, we have undertaken that, in connection with any commitment to a co-investment or follow-on investment, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Independent Directors must make certain conclusions, including that:

•

the terms of the proposed transaction (including the consideration to be paid) are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned;

•	the transaction is consistent with the interests of our stockholders and our investment strategies and policies;
•	the investment by our affiliate would not disadvantage us, and our participation is not on a basis different from or less advantageous than that of our affiliate; and
•	our investment will not benefit any affiliate other than the affiliate participating in the investment, and as otherwise permitted by the order.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;
•	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•	satisfies any of the following:
•	has an equity market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;
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

Senior Securities

As a BDC, we generally must have 200% asset coverage for our debt after incurring any new indebtedness, meaning that the total value of our assets must be at least twice the amount of the debt (i.e., 50% leverage). As of December 31, 2014 and 2013, our asset coverage was 311.0% and 232.9%, respectively.

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

Code of Ethics

As required by the Advisers Act and the 1940 Act, we and the Adviser have adopted a code of ethics which applies to, among others, our and our Adviser’s executive officers, including our Co-Chief Executive Officers and Chief Financial Officer, as well as our Adviser’s officers, directors and employees. The code of ethics establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. There have been no material changes to our Code of Business Conduct and Ethics or material waivers of the code that apply to our Co-Chief Executive Officers or Chief Financial Officer.

We hereby undertake to provide a copy of the code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to the Secretary of the Company, Jennifer Mello, TPG Specialty Lending, Inc., 345 California Street, Suite 3300, San Francisco, CA 94104, Attention: TSL Investor Relations, or by emailing us at IRTSL@tpg.com.

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
•

pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting, which is required to be audited by our independent registered public accounting firm; and,

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith.

The NYSE Corporate Governance Rules

The NYSE has adopted corporate governance rules that listed companies must comply with. We are in compliance with these rules.

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

The Adviser will vote all proxies based upon the guiding principle of seeking the maximization of the ultimate long-term economic value of our stockholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. All proxy voting decisions will require a mandatory conflicts of interest review by our Chief Compliance Officer in accordance with these policies and procedures, which will include consideration of whether the Adviser or any investment professional or other person recommending how to vote the proxy has an interest in how the proxy is voted that may present a conflict of interest. It is the Adviser’s general policy to vote or give consent on all matters presented to security holders in any proxy, and these policies and procedures have been designed with that in mind. However, the Adviser reserves the right to abstain on any particular vote or otherwise withhold its vote or consent on any matter if, in the judgment of our Chief Compliance Officer or the relevant investment professional(s), the costs associated with voting such proxy outweigh the benefits to our stockholders or if the circumstances make such an abstention or withholding otherwise advisable and in the best interest of the relevant stockholder(s).

Privacy Principles

We are committed to maintaining the confidentiality, integrity and security of nonpublic personal information relating to investors. The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We generally will not receive any nonpublic personal information relating to stockholders who purchase common stock. We may collect nonpublic personal information regarding certain investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for legitimate business purposes, for example, to service the investor’s accounts or provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by our investors in investor subscription agreements or our organizational documents; (ii) as required by law or in connection with regulatory or law enforcement inquiries; or, (iii) as otherwise permitted by law to the extent necessary to effect, administer or enforce investor transactions or our transactions.

Any party that receives nonpublic personal information relating to investors from us is permitted to use the information only for legitimate business purposes or as otherwise required or permitted by applicable law or regulation. In this regard, our officers, employees and agents and those of our affiliates, access to such information is restricted to those who need such access to provide services to us and our investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports, as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

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

Investors and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580 Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains this information.

Regulated Investment Company Classification

As a BDC, we have elected to be treated as a RIC for U.S. federal income tax purposes. Our status as a RIC enables us to deduct qualifying distributions to our stockholders, so that we will be subject to corporate-level U.S. federal income taxation only in respect of income and gains that we retain and do not distribute. In addition, certain distributions that we make to certain non-U.S. stockholders with respect to our taxable years commencing April 1, 2015 may be eligible for look-through tax treatment if Congress extends certain rules to apply to such taxable years.

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

We generally expect to distribute substantially all of our earnings on a quarterly basis, but will reinvest dividends and distributions on behalf of those investors that do not elect to receive their dividends in cash. See “—Dividend Policy” and “—Dividend Reinvestment Plan” for a description of our dividend policy and obligations. One or more of the considerations described below, however, could result in the deferral of dividend distributions until the end of the fiscal year:

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

•

The withholding tax treatment of certain dividends payable to certain non-U.S. stockholders depends on whether and when Congress extends the look-through rules applicable to “interest-related dividends” and “short-term capital gain dividends.” The look-through rules expired for taxable years beginning after December 31, 2014.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks associated with the investment, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

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

In addition, we cannot assure you that the Adviser will remain our investment adviser or that we will continue to have access to TSSP, TPG or their investment professionals. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty on 60 days’ written notice.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

The 1940 Act imposes numerous constraints on the operations of BDCs. See “ITEM 1. BUSINESS—Regulation as a Business Development Company” for a discussion of BDC limitations. For example, BDCs are required to invest at least 70% of their total assets in securities of nonpublic or thinly traded U.S. companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. These constraints may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The 1940 Act limits our ability to incur borrowings and issue debt securities and preferred stock, which we refer to as senior securities, requiring that after any borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we borrow money or issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue preferred stock, the preferred stock would rank senior to common stock in our capital structure. Preferred stockholders would have separate voting rights on certain matters and may have other rights, preferences or privileges more favorable than those of our common stockholders. The issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock.

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. We may in the future seek such approval; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

In addition to issuing securities to raise capital as described above, we could securitize our investments to generate cash for funding new investments. To securitize our investments, we likely would create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of investments before any of the debt securities would be exposed to the losses. An inability to successfully securitize our investment portfolio could limit our ability to grow or fully execute our business and could adversely affect our earnings, if any. The successful securitization of our investment could expose us to losses because the portions of the securitized investments that we would typically retain tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization. In connection with any future securitization of investments, we may incur greater set-up and administration fees relating to such vehicles than we have in connection with financing of our investments in the past. See “—Risks Related to Our Portfolio Company Investments—We may securitize certain of our investments, which may subject us to certain structured financing risks.”

We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.

As part of our business strategy, we borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the Management Fee is payable based on our gross assets, including cash and assets acquired through the use of leverage, which may give our Adviser an incentive to use leverage to make additional investments. See “—Risks Related to Our Business and Structure—Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

As of December 31, 2014, we had $395.9 million of outstanding indebtedness, which had an annualized interest cost of 3.2% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). As of December 31, 2014, the interest rate on our 4.50% Convertible Senior Notes due 2019, or the Convertible Senior Notes, as adjusted to give effect to the interest rate swap, was three-month LIBOR plus 252.9 basis points.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 1.0%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Pending legislation may allow us to incur additional leverage

As a BDC, under the 1940 Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 200%. Legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and you may face increased investment risk. In addition, since our Management Fee is calculated as a percentage of the value of our gross assets, which includes cash, cash equivalents and any borrowings for investment purposes, our Management Fee expenses will increase if we incur additional indebtedness.

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

Our ability to achieve our investment objective depends on our Investment Team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms, including equity financing (since we no longer have the ability to call capital from our pre-IPO investors). Moreover, our ability to structure investments may also depend upon the participation of other prospective investors. For example, our ability to offer loans above a certain size and to structure loans in a certain way may depend on our ability to partner with other investors. As a result, we could fail to capture some investment opportunities if we cannot provide “one-stop” financing to a potential portfolio company either alone or with other investment partners.

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

The Incentive Fee is calculated as a percentage of pre-Incentive Fee net investment income. Since pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, it is possible that we may pay an Incentive Fee in a quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached in that quarter and, as a result, that an Incentive Fee is paid for that quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee.

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

For the calendar years ended December 31, 2014 and December 31, 2013, we elected to retain approximately $28 million and $5 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded a net expense of $1.1 million and $0.2 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

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

In addition, any affiliated investment vehicle currently formed or formed in the future and managed by the Adviser or its affiliates, particularly in connection with any future growth of their respective businesses, may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. For example, TSSP or TPG may in the future organize separate investment vehicles aimed specifically at non-U.S. middle-market loan originations or other loan origination opportunities outside our primary focus. Our ability to pursue investment opportunities other than middle-market loan originations for companies domiciled in the United States is subject to the contractual and other requirements of these other funds and allocation decisions by TSSP or TPG senior professionals. As a result, the Adviser and its affiliates may face conflicts in allocating investment opportunities between us and those other entities. It is possible that we may not be given the opportunity to participate in certain investments made by other TSSP or TPG vehicles that would otherwise be suitable for us.

If TPG and the Adviser were to determine that an investment is appropriate both for us and for one or more other TSSP or TPG vehicles, we would only be able to make the investment in conjunction with another vehicle to the extent the exemptive relief order granted to us by the SEC permits us to do so or the investment is otherwise permitted under relevant SEC guidance. On December 16, 2014, we obtained an exemptive relief order from the SEC permitting us to participate in certain co-investment transactions with certain of our affiliates, including investment funds managed by our affiliates, relating to middle-market loan originations for companies domiciled in the United States and certain follow-on investments in companies in which we have already invested and remain invested, in a manner consistent with our investment objectives and strategies as well as other pertinent factors, and pursuant to the conditions to the exemptive relief. We cannot assure you when or whether we will apply for any other exemptive relief in the future and whether such orders will be obtained.

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with TSSP and TPG.

The Adviser has the right, under the Investment Advisory Agreement and the Administration Agreement, to resign at any time on 60 days’ written notice, regardless of whether we have found a replacement. In addition, our Board has the authority to remove the Adviser for any reason or for no reason, or may choose not to renew the Investment Advisory Agreement and the Administration Agreement. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser, and requires stockholder consent to renew. If the Adviser resigns or is terminated, or if we do not obtain the requisite consents to renew the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

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

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting, investor relations and other expenses, including costs associated with corporate governance requirements, such as those under the Sarbanes-Oxley Act, other rules implemented by the SEC and the listing standards of the NYSE. Our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, which increases the costs associated with our periodic reporting requirements.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

As of December 31, 2014, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are now required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with this Annual Report on Form 10-K. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly operating results as a result of a number of factors, including the pace at which investments are made, rates of repayment, interest rates payable on investments, changes in realized and unrealized gains and losses, syndication and other fees, the level of our expenses and default rates on our investments. As a result of these and other possible factors, results for any period should not be relied upon as being indicative of performance in future periods.

Provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The General Corporation Law of the State of Delaware, or the DGCL, our amended and restated certificate of incorporation, which we refer to as our certificate of incorporation, and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Among other provisions, we have a staggered board and our directors may be removed for cause only by the affirmative vote of 75% of the holders of our outstanding capital stock. Our Board also is authorized to issue preferred stock in one or more series. In addition, our certificate of incorporation requires the favorable vote of a majority of our Board followed by the favorable vote of the holders of at least 75% of our outstanding shares of common stock, to approve, adopt or authorize certain transactions, including mergers and the sale, lease or exchange of all or any substantial part of our assets with 10% or greater holders of our outstanding common stock and their affiliates or associates, unless the transaction has been approved by at least 80% of our Board, in which case approval by “a majority of the outstanding voting securities” (as defined in the 1940 Act) is required. Our certificate of incorporation further provides that stockholders may not take action by written consent in lieu of a meeting and our bylaws provide that any stockholder action required or permitted at an annual meeting or special meeting of stockholders may only be taken if it is properly brought before such meeting. These provisions may also discourage another person or entity from making a tender offer for our common stock, because such person or entity, even if it acquired a majority of our outstanding voting securities, would be able to take action as a stockholder (such as electing new directors or approving a merger) only at a duly called stockholders’ meeting and not by written consent. We also are subject to Section 203 of the DGCL, which generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. These measures may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders and could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices.

Certain investors are limited in their ability to make significant investments in us.

Investment companies registered under the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless these funds comply with an exemption under the 1940 Act as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to this restriction. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

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

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In particular, changes to the laws and regulations governing BDCs or the interpretation of these laws and regulations by the staff of the SEC could disrupt our business model. Any changes to the laws and regulations governing our operations may cause us to alter our investment strategy to avail ourselves of new or different opportunities. For more information on tax regulatory risks, see “—Risks Related to our Portfolio Company Investments—Unless Congress renews certain exemptions that expired for taxable years commencing after December 31, 2014, certain dividend distributions we make to certain non-U.S. stockholders will be subject to U.S. withholding tax.”

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

We primarily invest in first-lien debt, second-lien debt, mezzanine debt or equity securities issued by middle-market companies. The companies in which we intend to invest are typically highly leveraged, and, in most cases, our investments in these companies are not rated by any rating agency. If these instruments were rated, we believe that they would likely receive a rating of below investment grade (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal.

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

Equity and Other Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments. In addition, we may invest directly in the equity securities of portfolio companies. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

•

the debt investments in our portfolio generally have a significant portion of principal due at the maturity of the investment, which would result in a substantial loss to us if such borrowers are unable to refinance or repay their debt at maturity;

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

We generally make loans to private companies. There may not be a ready market for our loans and certain loans may contain transfer restrictions, which may also limit liquidity. The illiquidity of these investments may make it difficult for us to sell positions if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or if we have material nonpublic information regarding that company.

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

Although we have not done so to date, we may securitize certain of our investments in the future, including through the formation of one or more collateralized loan obligations, or CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in that entity on a non-recourse or limited-recourse basis to purchasers. For example, we could use our wholly owned subsidiary, TPG SL SPV, LLC, which holds the assets that support our asset-backed credit facility, the Amended and Restated Revolving Credit and Security Agreement between our wholly owned subsidiary, TPG SL SPV, LLC, and Natixis, New York Branch, which we refer to as the SPV Asset Facility, to form a CLO or other securitization vehicle in the future.

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

We may be exposed to many of the same risks as described above with respect to our wholly owned subsidiary that supports our SPV Asset Facility. However, in the event we formed a CLO or other securitization vehicle, many of the risks described above would be heightened because we may incur a higher degree of leverage under a CLO or other securitization vehicle than we are permitted to incur under our SPV Asset Facility.

Nonetheless, a CLO or other securitization vehicle, if created, also would likely be consolidated in our financial statements and consequently affect our asset coverage ratio, which may limit our ability to incur additional leverage. See “ITEM 1. BUSINESS – Regulation as a Business Development Company.”

Because we generally do not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over those portfolio companies or prevent decisions by management of those portfolio companies that could decrease the value of our investments.

We are a lender, and loans (and any equity investments we make) typically will be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in (outside of, potentially, the context of a restructuring, insolvency or similar event). As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the equityholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. We may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

We are exposed to risks associated with changes in interest rates.

The majority of our debt investments are based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest payment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations.

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

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. See “—Risks Related to Our Portfolio Company Investments—We expose ourselves to risks when we engage in hedging transactions.”

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.

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

The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

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

On December 16, 2014, the SEC granted our exemptive relief order, permitting us to participate in certain co-investment transactions with certain of our affiliates, including investment funds managed by our affiliates, relating to middle-market loan originations for companies domiciled in the United States and certain follow-on investments in companies in which we have already invested and remain invested, in a manner consistent with our investment objectives and strategies as well as other pertinent factors, and pursuant to the conditions to the exemptive relief. Accordingly, we and our affiliates, including investment funds managed by our affiliates, will be only permitted to co-invest in accordance with the terms of the exemptive relief order or in the limited circumstances otherwise currently permitted by regulatory guidance.

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

We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates  and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments in non-U.S. denominated currencies, our hedging costs will increase.

We also have the ability to borrow in certain foreign currencies under the second amended and restated senior secured revolving credit agreement, as amended, with SunTrust Bank, as administrative agent, and certain lenders, which we refer to as the Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions were to decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions were to increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk. In addition, in connection with the offering of our Convertible Senior Notes, which bear interest at a fixed rate, we entered into fixed-to-floating interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. See also “—Risks Related to Our Portfolio Company Investments—We are exposed to risks associated with changes in interest rates” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Hedging.”

Finally, recent and anticipated regulatory changes require that certain types of swaps, including interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Cleared swaps, such as the interest rate swaps we entered into in connection with our Convertible Senior Notes offering, require us to post collateral. Any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations. Regulators also are expected to impose margin requirements for derivatives that are not cleared. These new requirements could significantly increase the cost of using swaps to hedge our interest rate and foreign exchange risk, and could increase our exposure to these risks.

If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.

Our Adviser has been granted relief under a no-action letter, known as Letter 12-40, issued by the staff of the Commodity Futures Trading Commission, or CFTC. Letter 12-40 relieves our Adviser from registering with the CFTC as the commodity pool operator, or CPO, of us, so long as we:

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

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about certain issues, including when we may cease to accrue interest, original issue discount or market discount, when and to what extent certain deductions may be taken for bad debts or worthless equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. These matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, so that we aim to minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

Unless Congress renews certain exemptions that expired for taxable years commencing after December 31, 2014, certain dividend distributions we make to certain non-U.S. stockholders will be subject to U.S. withholding tax.

In recent years, Congress has renewed the rules under which certain dividend distributions by RICs paid out of interest income, which we refer to as interest-related dividends, qualified for a generally applicable exemption from U.S. withholding tax. As a result, a non-U.S. stockholder could receive interest-related dividends free of U.S. withholding tax if (as normally would be the case) the stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. This exemption expired for taxable years commencing after December 31, 2014. Further legislation will be required to make the exemption available with respect to such taxable years. We cannot assure you that Congress will extend the pass-through rules for taxable years commencing after December 31, 2014, or that any such extension will apply to all dividends that we distribute in such taxable years. A failure to extend the exemption for interest-related dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).

If we are not treated as a publicly offered regulated investment company, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of the Management and Incentive Fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholders.

We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. For example, if our shares are not treated as regularly traded and we are not held by more than 500 persons at all times during the taxable year, we might not be treated as a publicly offered regulated investment company. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the Management Fees and Incentive Fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind (“PIK”).

Original issue discount, or OID, may arise if we hold securities issued at a discount, receive warrants in connection with the making of a loan, or in certain other circumstances.

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

For accounting purposes, any cash distributions to stockholders representing OID income are not treated as coming from paid-in capital, even if the cash to pay them comes from the proceeds of issuances of our common stock. As a result, despite the fact that a distribution representing OID income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the Incentive Fees payable to the Adviser. Similarly, all things being equal, the deferral associated with PIK interest also increases the loan-to-value ratio at a compounding rate.

Risks Related to our Securities

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

In some cases where we receive certain upfront fees in connection with loans we originate, we treat the loan as having OID under applicable accounting and tax regulations, even though we have received the corresponding cash. In other cases, however, we may recognize income before or without receiving the corresponding cash, including in connection with the accretion of OID. For other risks associated with debt obligations treated as having OID, see “—Risks Related to Our Portfolio Company Investments—There are certain risks associated with holding debt obligations that have original issue discount or PIK.”

Therefore, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code, even though we may not have received the corresponding cash amount. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level income tax. In addition, the withholding tax treatment of our distributions to certain of our non-U.S. stockholders depends on whether and when Congress enacts legislation extending the pass-through treatment of “interest-related dividends.” This treatment expired for taxable years commencing after December 31, 2014. See “ITEM 1. BUSINESS—Regulation as a Business Development Company —Regulated Investment Company Classification.”

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

The part of the Incentive Fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the Incentive Fee will become uncollectible. Consequently, while we may make Incentive Fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against our Adviser, the amount of accrued income written off in any period will reduce the income in the period in which the write-off is taken and thereby reduce that period’s Incentive Fee payment, if any.

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

Investing in our securities may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•

the exclusion of BDC common stock from certain market indices, which could reduce the ability of certain investment funds to own our common stock and put short term selling pressure on our common stock;

•	loss of RIC or BDC status;
•	changes or perceived changes in earnings or variations in operating results;
•	changes in our portfolio of investments;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	any downgrades to our credit rating or placement on a negative watch status by a credit rating agency;
•	departure of the Adviser’s or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

We cannot assure you that a market for our common stock will be sustained or that the market price of shares of our common stock will not decline.

We cannot assure you that a trading market for our common stock will be sustained. In addition, we cannot predict the prices at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our Independent Directors for such issuance.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, the availability of such common stock for sale (including as a result of the conversion of our Convertible Senior Notes into common stock) or the perception that such sales could occur could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities or the availability of securities for future sales will have on the market price of our common stock prevailing from time to time.

Our stockholders may experience dilution upon the conversion of our Convertible Senior Notes.

Our Convertible Senior Notes are convertible into shares of our common stock beginning on June 15, 2019 or, under certain circumstances, earlier. Upon conversion of the Convertible Senior Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The initial conversion price of the Convertible Senior Notes is $25.83, subject to adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Senior Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends and distributions declared by the Board on behalf of investors who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional common stock, rather than receiving the cash dividend or other distribution. See “ITEM 1. BUSINESS—Dividend Policy” and “ITEM 1. BUSINESS—Dividend Reinvestment Plan” for a description of our dividend policy and obligations.

In addition, the number of shares issued pursuant to the dividend reinvestment plan will be determined based on the market price of shares of our common stock, except in circumstances where the market price exceeds our most recently computed net asset value per share, in which case we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share. Accordingly, participants in the dividend reinvestment plan may receive a greater number shares of our common stock than the number of shares associated with the market price of our common stock, resulting in dilution for other stockholders. Stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Purchases of our common stock by us under the Company 10b5-1 Plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

We have entered into an agreement with Goldman, Sachs & Co., the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman, Sachs & Co, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or May 4, 2015. On February 20, 2015, our Board of Directors authorized the extension of the termination date of the Company 10b5-1 Plan from May 4, 2015 to June 30, 2015.

Whether purchases will be made under the Company 10b5-1 Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of  maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “TSLX.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock offered hereby will trade at, above or below net asset value. See “ITEM 1A. RISK FACTORS—Risks Related to our Securities—We cannot assure you that a market for our common stock will be sustained or that the market price of shares of our common stock will not decline.”

The following table sets forth, for each fiscal quarter since our IPO, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us. On February 23, 2015, the last reported closing sales price of our common stock on the NYSE was $17.80 per share, which represented a premium of approximately 14.6% to the net asset value per share reported by us as of December 31, 2014.

				High	Low
				Sales	Sales	Cash
				Price to	Price to	Dividend
	Net Asset	Price Range		Net Asset	Net Asset	Per
	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year ended December 31, 2014
First Quarter (beginning March 21, 2014)	$15.51	$16.70	$16.00	7.7%	3.2%	$0.38
Second Quarter	$15.70	$23.90	$16.60	52.2%	5.7%	$0.38
Third Quarter	$15.66	$22.36	$16.01	42.8%	2.2%	$0.38
Fourth Quarter	$15.53	$18.00	$15.74	15.9%	1.4%	$0.39

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.

Holders

As of February 24, 2015, there were approximately 30 holders of record of our common stock (including Cede & Co.).

Dividends

On December 3, 2013, our Board approved a stock split in the form of a stock dividend pursuant to which our stockholders of record as of December 4, 2013 received 65.676 additional shares of common stock for each share of common stock held. We distributed the shares on December 5, 2013 and paid cash for fractional shares without interest or deduction. We have retroactively applied the effect of the stock split to the financial information presented in this prospectus by multiplying numbers of shares outstanding by 66.676 and dividing per share amounts by 66.676. As of December 31, 2014, our issued and outstanding shares totaled 53,797,358.

The following tables summarize dividends declared during the years ended December 31, 2014 and 2013:

	Year Ended
	December 31, 2014
			Dividend per
Date Declared	Record Date	Payment Date	Share
March 26, 2014	March 31, 2014	April 30, 2014	$0.38
May 6, 2014	June 30, 2014	July 31, 2014	0.38
August 4, 2014	September 30, 2014	October 31, 2014	0.38
November 3, 2014	December 31, 2014	January 30, 2015	0.39
Total Dividends Declared			$1.53

	Year Ended
	December 31, 2013
			Dividend per
Date Declared	Record Date	Payment Date	Share (2)
March 12, 2013	March 31, 2013	May 6, 2013	$0.38
June 30, 2013	June 30, 2013	July 31, 2013	0.40
September 30, 2013	September 30, 2013	October 31, 2013	0.38
December 31, 2013 (1)	December 31, 2013	January 30, 2014	0.40
Total Dividends Declared			$1.56

(1)	December 31, 2013 declared dividend includes a special dividend of $0.03 per share.
(2)

The indicated amounts have been retroactively adjusted for the stock split which was effected in the form of a stock dividend. See Note 9 of our consolidated financial statements included in this 10-K.

The dividends declared during the years ended December 31, 2014 and December 31, 2013, were derived from net investment income and capital gains, determined on a tax basis. See “ITEM 1. BUSINESS—Dividend Policy” and “ITEM 1. BUSINESS—Dividend Reinvestment Plan” for a description of our dividend policy and obligations.

Issuer and Affiliate Purchases of Equity Securities

We did not repurchase any of our common stock during the three month period ended December 31, 2014.

The following table provides information regarding purchases of our common stock by our Adviser for each month in the three month period ended December 31, 2014:

(amounts in thousands, except share and per share amounts) Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2014	$15.66	300	300	$24,995
November 2014	-	-	-	-
December 2014	-	-	-	-
Total	$15.66	300	300	$24,995

(1)

On March 11, 2014, the Adviser entered into a purchase agreement, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which an agent for the Adviser would buy up to $25 million in the aggregate of our common stock during the period beginning April 24, 2014, subject to certain conditions. The Adviser 10b5-1 Plan expired in accordance with its terms on December 31, 2014.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 21, 2014 (the date of our IPO) to December 31, 2014 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 21, 2014, $100 was invested in our common stock, the Standard & Poor’s BDC Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

TSLX
S&P BDC Index
S&P 500
$160.0
$140.0
$120.0
$100.0
$80.0
3/21/14
3/31/14
6/30/14
9/30/14
12/31/14

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
($ in millions, except per share amounts)	2014	2013	2012	2011
Consolidated Statements of Operations Data
Income
Total Investment Income	$163.3	$92.6	$51.0	$5.3
Expenses
Net Expenses	57.7	34.9	22.9	6.8
Net Investment Income (Loss) Before Income Taxes	105.6	57.7	28.1	(1.5)
Net Investment Income (Loss)	104.4	57.5	28.0	(1.5)
Total Change in Net Unrealized Gain (Loss)	(17.7)	8.4	7.2	2.3
Total Net Realized Gain (Loss)	(1.7)	1.1	4.4	—
Increase in Net Assets Resulting from Operations	85.0	67.0	39.6	0.8
Earnings per common share—basic and diluted (1)(2)	$1.68	$1.93	$1.93	$0.24

	December 31,
($ in millions, except per share amounts)	2014	2013	2012	2011
Consolidated Balance Sheet Data
Cash and cash equivalents	$2.4	$3.5	$161.8	$143.7
Investments at fair value	$1,263.5	$1,016.5	$653.9	$184.3
Total assets	$1,303.7	$1,039.2	$833.1	$332.2
Total debt	$395.9	$432.3	$331.8	$155.0
Total liabilities	$468.3	$464.5	$353.3	$159.2
Total net assets	$835.4	$574.7	$479.8	$173.1
Net asset value per share(1)	$15.53	$15.52	$15.19	$14.71
Other Data:
Number of portfolio companies at year end	34	27	21	7
Dividends declared per share (1)	$1.53	$1.56	$1.17	$0.06
Total return based on net asset value (3)	9.9%	12.4%	11.3%	n.m.
Weighted average yield of debt and income producing securities at fair value (4)	10.3%	10.4%	10.6%	11.4%
Weighted average yield of debt and income producing securities at amortized cost (4)	10.3%	10.6%	10.7%	11.5%
Fair value of debt investments as a percentage of principal	98.2%	99.8%	98.9%	99.6%
Weighted average fair value of debt investments as a percentage of call price	93.4%	94.9%	93.9%	96.6%

(1)

The indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend. See Note 9 of our consolidated financial statements included in this 10-K.

(2)	Earnings per common share is based on weighted average shares of common stock outstanding during the period.
(3)

U.S. GAAP requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. For the year ended December 31, 2011, calculating total return in such a manner does not adjust for the effect of the initial seed funding as part of our formation (at $1 per share) and accordingly the information is not meaningful. Excluding the effect of the initial seed funding, total return for the period July 1, 2011 through December 31, 2011 would be (1.58%). Our total return set forth in the table above for the years ended December 31, 2014, 2013, 2012 and 2011 reflects the Adviser’s waiver of its right to receive a portion of the Management Fee prior to our IPO. Following the IPO, the Adviser does not intend to waive its right to receive the full Management Fee and accordingly, we will be required to pay the full amount of the Management Fee. The Management Fee, excluding the effects of the waiver, would have been $18.3 million for year ended December 31, 2014 and $13.4 million, $8.9 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(4)

Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between us and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at fair value. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between us and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at amortized cost.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis should be read in conjunction with ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” Actual results may differ materially from those contained in any forward-looking statements.

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

In April 2014, we issued an additional 1,050,000 shares of stock pursuant to the exercise of the underwriters’ over-allotment option. Net of underwriting fees and offering costs, we received additional total cash proceeds of approximately $15.4 million.

Our shares are currently listed on the NYSE under the symbol “TSLX.”

On November 3, 2014, our Board of Directors approved a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. Unless extended or terminated by the Board of Directors,  the Company 10b5-1 Plan will be in effect through the earlier of May 4, 2015 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions. On February 20, 2015, our Board of Directors authorized the extension of the termination date of the Company 10b5-1 Plan from May 4, 2015 to June 30, 2015. As of December, 31, 2014, no shares had been repurchased under the Company 10b5-1 Plan.

 Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2014, we have originated more than $3.3 billion aggregate principal amount of investments and retained approximately $2.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2014, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile, had weighted average annual revenue of $145 million and weighted average annual EBITDA of $34 million.

We invest in first-lien debt, second-lien debt, mezzanine debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt.

As of December 31, 2014, our average investment size in each of our portfolio companies was approximately $37 million.

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

As of December 31, 2014, no industry represented more than 17.3% of our total investment portfolio.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2014, approximately 97.8% of our portfolio was invested in secured debt, including 89.0% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2014, the weighted average term on new investment commitments in new portfolio companies was 4.7 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of December 31, 2014, we had call protection on 96.8% of our debt investments, with weighted average call prices of 106.9% for the first year, 103.9% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of December 31, 2014, 96.8% of our debt investments bore interest at floating rates, subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser, TSSP and TPG

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Co-Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly, our Co-Chief Executive Officer Michael Fishman and our Adviser’s Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and TSSP.

TSSP, which encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, Austin Credit Macro, which is focused on macro credit opportunities, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, is TPG’s special situations and credit platform. TSSP had over $11 billion of assets under management as of December 31, 2014. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 90 investment and operating professionals as of December 31, 2014. Twenty four (24) of these personnel are dedicated to our business, including 17 investment professionals.

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

On December 16, 2014, the SEC granted us an exemptive relief order. Pursuant to the order, to the extent the size of an investment opportunity exceeds the amount our Adviser independently determines is appropriate for us to invest, our affiliates may be able to co-invest with us, subject to the conditions of the exemptive relief order. We believe our ability to co-invest with TPG affiliates will be particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We expect that with the ability to co-invest with TSSP and TPG affiliates we will be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors.

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

In 2014, the Adviser entered into a purchase agreement, the Adviser 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which an agent for the Adviser, would buy up to $25 million in the aggregate of our common stock, subject to certain conditions. The Adviser 10b5-1 Plan expired in accordance with its terms on December 31, 2014. During the year ended December 31, 2014, 300 shares were purchased under the Adviser 10b5-1 Plan. These 300 shares were purchased prior to the approval and implementation of the Company 10b5-1 Plan.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2014, 96.8% bear interest at a floating rate, subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the year ended December 31, 2014, less than 2.0% of our total investment income was comprised of PIK interest.

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

Dividend income on equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. In any period, our interest expense will depend largely on the extent of our borrowing. In addition, we may continue to dedicate assets to financing facilities.

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

Portfolio and Investment Activity

As of December 31, 2014, our portfolio consisted of 89.0% first-lien debt investments, 8.8% second-lien debt investments, 1.0% mezzanine debt investments, and 1.2% equity and other investments.  As of December 31, 2013, our portfolio consisted of 86.3% first-lien debt investments, 13.5% second-lien debt investments, and 0.2% equity investments.

As of December 31, 2014 and December 31, 2013, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.3% and 10.4%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.3% and 10.6%, respectively.

As of December 31, 2014 and December 31, 2013, we had investments in 34 and 27 portfolio companies, respectively, with an aggregate fair value of $1,263.5 million and $1,016.5 million, respectively.

For the year ended December 31, 2014, we made new investment commitments of $884.4 million, $805.7 million in 20 new portfolio companies and $78.7 million in seven existing portfolio companies. For this period, we had $518.4 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $296.5 million aggregate principal amount.

For the year ended December 31, 2013, we made new investment commitments of $606.2 million, $536.0 million in 14 new portfolio companies and $70.2 million in five existing portfolio companies. For this period, we had $192.1 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $387.3 million aggregate principal amount.

For the year ended December 31, 2012, we made new investment commitments of $714.2 million, $615.0 million in 20 new portfolio companies and $99.2 million in six existing portfolio companies. For this period, we had $193.1 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $487.5 million aggregate principal amount.

Our investment activity for the years ended December 31, 2014, 2013 and 2012 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended
	December 31,	December 31,	December 31,
($ in millions)	2014	2013	2012
New investment commitments:
Gross originations	$1,120.1	$897.5	$1,071.7
Less: Syndications/sell downs	235.7	291.3	357.5
Total new investment commitments	$884.4	$606.2	$714.2
Principal amount of investments funded:
First-lien	$681.3	$497.9	$603.9
Second-lien	102.7	80.7	74.7
Mezzanine	14.7	—	—
Equity and other	16.2	0.8	2.0
Total	$814.9	$579.4	$680.6
Principal amount of investments sold or repaid:
First-lien	$395.0	$173.4	$161.0
Second-lien	123.4	18.7	22.1
Mezzanine	—	—	—
Equity and other	—	—	10.0
Total	$518.4	$192.1	$193.1
Number of new investment commitments in new portfolio companies	20	14	20
Average new investment commitment amount in new portfolio companies	$40.3	$38.3	$30.7
Weighted average term for new investment commitments in new portfolio companies (in years)	4.7	5.0	4.8
Percentage of new debt investment commitments at floating rates	96.5%	98.1%	98.0%
Percentage of new debt investment commitments at fixed rates	3.5%	1.9%	2.0%
Weighted average interest rate of new investment commitments	9.6%	10.0%	10.6%
Weighted average spread over LIBOR of new floating rate investment commitments	8.5%	8.7%	8.9%
Weighted average interest rate on investments sold or paid down	10.2%	10.0%	12.2%

As of December 31, 2014 and December 31, 2013, our investments consisted of the following:

	December 31, 2014		December 31, 2013
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,124.2	$1,127.2	$877.2	$863.4
Second-lien debt investments	111.4	111.1	137.5	131.1
Mezzanine debt investments	13.0	13.4	—	—
Equity and other investments	14.9	21.5	1.8	2.8
Total	$1,263.5	$1,273.2	$1,016.5	$997.3

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,273.2	100.0%	$997.3	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,273.2	100.0%	$997.3	100.0%

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

The weighted average yields and interest rates of our debt investments at fair value as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Weighted average total yield of debt and income producing securities	10.3%	10.4%
Weighted average interest rate of debt and income producing securities	9.9%	10.0%
Weighted average spread over LIBOR of all floating rate investments	8.7%	8.7%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2014 and 2013. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2014		December 31, 2013
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$904.3	71.6%	$859.4	84.6%
2	260.7	20.6%	116.4	11.4%
3	98.5	7.8%	40.7	4.0%
4	—	—	—	—
5	—	—	—	—
Total	$1,263.5	100.0%	$1,016.5	100.0%

Results of Operations

Operating results for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Total investment income	$163.3	$92.6	$51.0
Less: Net expenses	57.7	34.9	22.9
Net investment income before income taxes	105.6	57.7	28.1
Less: Income taxes, including excise taxes	1.2	0.2	0.1
Net investment income	104.4	57.5	28.0
Net realized gains (losses) on investments (1)	(1.7)	1.1	4.4
Net change in unrealized gains (losses) on investments (1)	(17.7)	8.4	7.2
Net increase in net assets resulting from operations	$85.0	$67.0	$39.6

(1)	Includes foreign exchange hedging activity.

Investment Income

	Year Ended December 31,
($ in millions)	2014	2013	2012
Interest from investments	$154.0	$90.4	$49.1
Dividend income	—	—	1.2
Other income	9.3	2.2	0.7
Total investment income	$163.3	$92.6	$51.0

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $90.4 million for the year ended December 31, 2013 to $154.0 million for the year ended December 31, 2014, primarily due to the increase in the size of our investment portfolio. The average size of our investment portfolio increased from $0.8 billion during the year ended December 31, 2013 to $1.2 billion during the year ended December 31, 2014. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $3.0 million for the year ended December 31, 2013 to $12.5 million for the year ended December 31, 2014. In addition, prepayment fees increased from $3.0 million for the year ended December 31, 2013 to $21.0 million for the year ended December 31, 2014. The accelerated amortization and prepayment fees primarily resulted from partial paydowns on three portfolio investments and full paydowns on five portfolio investments during the year ended December 31, 2013 and from partial paydowns on two portfolio investments, full paydowns on thirteen portfolio investments and the expiration of one unfunded commitment during the year ended December 31, 2014. Other income increased from $2.2 million for the year ended December 31, 2013 to $9.3 million for the year ended December 31, 2014, primarily due to higher syndication, amendment and agency fees earned during 2014.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $49.1 million for the year ended December 31, 2012 to $90.4 million for the year ended December 31, 2013, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio at fair value increased from $417 million during the year ended December 31, 2012 to $795 million during the year ended December 31, 2013. In addition, prepayment fees increased from $0.9 million for the year ended December 31, 2012 to $3.0 million for the year ended December 31, 2013. These prepayment fees resulted from full or partial paydowns on portfolio investments. Dividend income was $1.2 million for the year ended December 31, 2012 due to the receipt of a dividend from a non-controlled, affiliated investment. There was no dividend income in the year ended December 31, 2013. Other income increased from $0.7 million for the year ended December 31, 2012 to $2.2 million for the year ended December 31, 2013, primarily due to higher syndication, amendment and agency fees earned during 2013.

Expenses

Operating expenses for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Interest	$15.1	$10.5	$6.0
Management fees (net of waivers)	15.8	6.2	5.2
Incentive fees related to Pre-incentive fee net investment income	20.8	10.4	5.3
Incentive fees related to realized/unrealized capital gains	(2.9)	1.4	1.7
Professional fees	4.7	3.7	2.9
Directors’ fees	0.3	0.3	0.3
Other general and administrative	3.9	2.4	1.5
Net Expenses	$57.7	$34.9	$22.9

Interest

Interest, including other debt financing expenses, increased from $10.5 million for the year ended December 31, 2013 to $15.1 million for the year ended December 31, 2014. This increase was primarily due to an increase in the weighted average debt outstanding from $266 million for the year ended December 31, 2013 to $377 million for the year ended December 31, 2014. The increase in average debt outstanding was offset by a decrease in the average interest rate on our debt outstanding from 2.7% for the year ended December 31, 2013 to 2.6% for the year ended December 31, 2014.

Interest, including other debt financing expenses, increased from $6.0 million for the year ended December 31, 2012 to $10.5 million for the year ended December 31, 2013. This increase was primarily due to an increase in the weighted average debt outstanding from $111 million for the year ended December 31, 2012 to $266 million for the year ended December 31, 2013. The increase in average debt outstanding was offset by a decrease in the average interest rate on our debt outstanding from 2.9% for the year ended December 31, 2012 to 2.7% for the year ended December 31, 2013.

Management Fees

Management Fees (net of waivers) increased from $6.2 million for the year ended December 31, 2013 to $15.8 million for the year ended December 31, 2014. Management Fees increased from $13.4 million for the year ended December 31, 2013 to $18.3 million for the year ended December 31, 2014 due to the increase in total assets, which increased from an average of $0.9 billion for the year ended December 31, 2013 to an average of $1.2 billion for the year ended December 31, 2014. Management Fees waived decreased from $7.1 million for the year ended December 31, 2013 to $2.5 million for the year ended December 31, 2014, as there were no management fees waived during the period April 1, 2014 through December 31, 2014.

Management Fees (net of waivers) increased from $5.2 million for the year ended December 31, 2012 to $6.2 million for the year ended December 31, 2013. Management Fees increased from $8.9 million for the year ended December 31, 2012 to $13.4 million for the year ended December 31, 2013 due to the increase in total assets, which increased from an average of $0.6 billion for the year ended December 31, 2012 to an average of $0.9 billion for the year ended December 31, 2013. Management Fees waived increased from $3.7 million for the year ended December 31, 2012 to $7.1 million for the year ended December 31, 2013 due to an increase in total assets.

Until our IPO in March 2014, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital and (ii) 0.75% of aggregate drawn capital (including capital drawn to pay our expenses) as determined as of the end of any calendar quarter.  Any waived Management Fees were not subject to recoupment by the Adviser. Following our IPO, the Adviser has not waived its right to receive the full Management Fee, and accordingly, we will be required to continue to pay the full amount of the Management Fee. See “ITEM 1. BUSINESS—Management Agreements—Investment Advisory Agreement; Administration Agreement; License Agreement.”

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $10.4 million for the year ended December 31, 2013 to $20.8 million for the year ended December 31, 2014. This increase resulted from the increase in the size of the portfolio and related increase in net investment income, including an increase in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. This increase also resulted from an increase in the Incentive Fee rate from 15% through March 31, 2014 to 17.5% beginning April 1, 2014 as a result of the consummation of our IPO. Incentive Fees related to capital gains and losses decreased from $1.4 million for the year ended December 31, 2013 to ($2.9) million for the year ended December 31, 2014 due to changes in unrealized gains and losses on our investments, realized gains on our investments and realized losses on foreign currency transactions.

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

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $3.7 million for the year ended December 31, 2013 to $4.7 million for the year ended December 31, 2014 and other general and administrative fees increased from $2.4 million for the year ended December 31, 2013 to $3.9 million for the year ended December 31, 2014, both due to an increase in costs associated with servicing a growing investment portfolio.

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

For the calendar years ended December 31, 2014, 2013 and 2012 we recorded a net expense of $1.1 million, $0.2 million and $0.1 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Net realized gains on investments	$0.1	$1.1	$4.4
Net realized losses on foreign currency transactions	(0.4)	0.0	—
Net realized losses on foreign currency forward contracts	(1.6)	0.0	—
Net realized gains on foreign currency borrowings	0.2	—	—
Net realized gains (losses)	$(1.7)	$1.1	$4.4
Change in unrealized gains on investments	$5.4	$13.4	$9.2
Change in unrealized losses on investments	(34.3)	(3.8)	(2.0)
Net Change in Unrealized Gains (Losses) on Investments	$(28.9)	$9.6	$7.2
Unrealized appreciation on foreign currency borrowings	8.9	—	—
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	1.3	(1.2)	—
Unrealized appreciation on interest rate swaps	1.0	—	—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$11.2	$(1.2)	$—
Net Change in Unrealized Gains (Losses)	$(17.7)	$8.4	$7.2

For the years ended December 31, 2014, 2013 and 2012 we had net realized gains on investments of $0.1 million, $1.1 million and $4.4 million, respectively. For the year ended December 31, 2014, we had net realized losses on foreign currency transactions of $0.4 million, primarily as a result of translating foreign currency related to one of our non-USD denominated investments. For the year ended December 31, 2014 we had net realized losses on foreign currency forward contracts of $1.6 million primarily as a result of settling our foreign currency forward contracts. For the year ended December 31, 2014, we had net realized gains on foreign currency borrowings of $0.2 million. For the year ended December 31, 2013 we had net realized gains on foreign currency transactions and foreign currency forward contracts of less than $0.1 million. For the year ended December 31, 2012 we did not have realized gains or losses on foreign currency transactions, foreign currency forward contracts or foreign currency borrowings.

For the year ended December 31, 2014 we had $5.4 million in unrealized appreciation on 10 portfolio company investments, which was offset by $34.3 million in unrealized depreciation on 35 portfolio company investments. Unrealized appreciation for the year ended December 31, 2014 resulted from an increase in fair market value, primarily due to a tightening spread environment during the six months ended June 30, 2014 and positive credit-related adjustments. Unrealized depreciation for the year ended December 31, 2014 resulted from the reversal of prior period unrealized appreciation, primarily due to a widening spread environment during the six months ended December 31, 2014, and in some instances negative credit-related and energy-related adjustments.

For the year ended December 31, 2013 we had $13.4 million in unrealized appreciation on 24 portfolio company investments, which was partially offset by $3.8 million in unrealized depreciation on nine portfolio company investments. For the year ended December 31, 2012 we had $9.2 million in unrealized appreciation on 13 portfolio company investments, which was partially offset by $2.0 million in unrealized depreciation on five portfolio company investments. Unrealized appreciation for the years ended December 31, 2013 and 2012 resulted from increases in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments.  Unrealized depreciation for the years ended December 31, 2013 and 2012 primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the year ended December 31, 2014 we had unrealized appreciation on foreign currency borrowings of $8.9 million, primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the years ended December 31, 2013 and 2012, we did not have unrealized appreciation or depreciation on foreign currency borrowings. For the year ended December 31, 2014 we had unrealized appreciation on foreign currency forward contracts of $1.3 million as a result of the reversal of prior period unrealized depreciation due to settling our foreign currency forward contracts. For the year ended December 31, 2013 we had unrealized depreciation on foreign currency forward contracts of $1.2 million. For the year ended December 31, 2014 we had unrealized appreciation on interest rate swaps of $1.0 million due to fluctuations in interest rates. For the years ended December 31, 2013 and 2012 we did not have unrealized appreciation or depreciation on interest rate swaps.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2014, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 16.6% (based on cash invested of $834.8 million and total proceeds from these exited investments of $991.9 million). Eighty three percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Capital invested, with respect to an investment, represents the aggregate cost basis allocable to the realized or unrealized portion of the investment, net of any upfront fees paid at closing for the term loan portion of the investment. Capital invested also includes realized losses on hedging activity, with respect to an investment, which represents any inception-to-date realized losses on foreign currency forward contracts allocable to the investment, if any.

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees (except upfront fees paid at closing for the term loan portion of an investment), administrative fees, agent fees, amendment fees, accrued interest, and other fees and proceeds. Realized returns also include realized gains on hedging activity, with respect to an investment, which represents any inception-to-date realized gains on foreign currency forward contracts allocable to the investment, if any.

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

Hedging

During the year ended December 31, 2014, we entered into foreign currency forward contracts related to our non-USD denominated investments, which in total generated an unrealized gain of $1.2 million and a realized loss of $1.6 million. As of December 31, 2014, we did not have any open foreign currency forward contracts. During the year ended December 31, 2013, we entered into foreign currency forward contracts related to our non-USD denominated investments, which in total generated an unrealized loss of $1.2 million and a realized gain of less than $0.1 million. Other than these foreign currency forward contracts and the interest rate swaps we entered into in connection with our Convertible Senior Notes, we did not enter into any other interest rate or other derivative agreements. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

During the year ended December 31, 2012 we did not enter into any interest rate, foreign currency forward contracts or other derivative agreements.

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

The capital commitments of our private phase investors terminated upon the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of December 31, 2014, 2013 and 2012, our asset coverage ratio was 311.0%, 232.9% and 244.6%, respectively.

Cash and cash equivalents as of December 31, 2014, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2014, we had approximately $511.5 million of availability on our revolving credit facilities.

As of December 31, 2014, we had $2.4 million in cash and cash equivalents, a decrease of $1.1 million from December 31, 2013. During the year ended December 31, 2014, we used net $148.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $974.8 million, which was partially offset by proceeds from investments of $100.7 million, repayments on investments of $620.7 million, other operating activity of $19.6 million, and an increase in net assets resulting from operations of $85.0 million. Lastly, cash provided by financing activities was $147.8 million during the period, primarily due to net borrowings of $1,108.1 million and proceeds from issuance of common stock of $234.4 million, partially offset by net repayments on debt of $1,135.4 million, debt issuance costs of $6.8 million and dividends paid of $52.6 million.

As of December 31, 2013, we had $3.5 million in cash and cash equivalents, a decrease of $158.3 million from December 31, 2012. The decrease was primarily attributable to investments made during the period. During the year ended December 31, 2013, we used net $289.6 million in operating activities, primarily as a result of funding of portfolio investments of $603.0 million. This was partially offset by proceeds from investments of $46.4 million, repayments on investments of $214.3 million, an increase in net assets resulting from operations of $67.0 million and other operating activity of $14.3 million. Lastly, cash provided by financing activities was $131.3 million during the period, primarily due to proceeds from issuance of common stock of $56.9 million and net borrowings of $100.4 million, partially offset by debt issuance costs of $1.6 million and dividends paid of $24.4 million.

As of December 31, 2014, we had $2.3 million of restricted cash pledged as collateral under our interest rate swap agreements, which we entered into in June 2014. As of December 31, 2014, we had $10.2 million of restricted cash in our wholly owned subsidiary TPG SL SPV, an increase of $3.9 million from December 31, 2013. The increase was primarily attributable to increased interest payments from additional investments contributed to TPG SL SPV. Proceeds received by TPG SL SPV from interest and principal at the end of a quarterly reporting period that have not gone through a settlement process are considered to be restricted cash. The settlement process involves the payment of certain required amounts under the SPV Asset Facility, following which excess cash generated in TPG SL SPV may be distributed to us. Restricted cash is a component of prepaid expenses and other assets in our consolidated financial statements. For additional information concerning restricted cash and our revolving credit facility, see “—Financial Condition, Liquidity and Capital Resources—SPV Asset Facility.”

Equity

On March 26, 2014, we closed our IPO and issued 7,000,000 shares at $16.00 per share, and closed our concurrent private placement and issued 3,124,984 shares at $16.00 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $151.6 million.

In April 2014, we issued an additional 1,050,000 shares of stock pursuant to the exercise of the underwriters’ over-allotment option. Net of underwriting fees and offering costs, we received additional total cash proceeds of $15.4 million.

Prior to December 31, 2013, we entered into subscription agreements with our private phase investors, including our Adviser and its affiliates, providing for the private placement of our common stock, which brought our total capital commitments to $1.5 billion (including $117.1 million from our Adviser and its affiliates).

During the year ended December 31, 2013, we delivered drawdown notices to our investors relating to the issuance of 3,713,053 shares of our common stock for aggregate proceeds of $57 million. Proceeds from the issuances were used in investing activities and for other general corporate purposes.

During the year ended December 31, 2014, we did not deliver any drawdown notices to our investors.  On December 31, 2013, we delivered a capital drawdown notice to our investors relating to the sale of 4,234,501 shares of our common stock for an aggregate offering price of $65.0 million. The sale closed on January 15, 2014. This capital drawdown notice is reflected in the number of shares issued for the year ended December 31, 2014 in the prior paragraph and the consolidated financial statements for the year ended December 31, 2014.

From inception through March 26, 2014, we had drawn down a total of $0.6 billion of capital and issued 38.9 million shares, excluding equity and shares issued through our dividend reinvestment plan. The remaining unfunded commitments under the subscription agreements terminated upon the completion of our IPO in March 2014, and hence as of December 31, 2014 no longer remain in effect.

During the years ended December 31, 2014 and 2013, we issued 1,361,850 and 1,730,042 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $22.6 million and $26.4 million, respectively. On February 2, 2015, we issued 162,490 shares of our common stock through our dividend reinvestment plan for proceeds of $2.7 million, which is not reflected in the number of shares issued for the year ended December 31, 2014 in this section or the consolidated financial statements for the year ended December 31, 2014.

On November 3, 2014, the Board of Directors approved the Company 10b5-1 Plan to acquire up to $50 million in the aggregate of our common stock at prices below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires an agent selected by us to repurchase shares of common stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

Unless extended or terminated by the Board of Directors, the Company 10b5-1 Plan will be in effect through the earlier of May 4, 2015 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions. On February 20, 2015, our Board of Directors authorized the extension of the termination date of the Company 10b5-1 Plan from May 4, 2015 to June 30, 2015.  As of December 31, 2014, no shares had been repurchased under the Company 10b5-1 Plan.

Debt

Debt consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (2)	$175,000	$106,725	$45,279	$106,725
Revolving Credit Facility	781,250	177,216	466,189	177,216
Convertible Senior Notes	115,000	115,000	—	111,923
Total Debt	$1,071,250	$398,941	$511,468	$395,864

	December 31, 2013
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
Subscription Credit Facility (3)	$100,000	$32,000	$68,000	$32,000
SPV Asset Facility	100,000	77,767	—	77,767
Revolving Credit Facility	400,000	322,500	77,500	322,500
Total Debt	$600,000	$432,267	$145,500	$432,267

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated
(3)	On February 27, 2014, we terminated the Subscription Credit Facility, effective March 4, 2014. The outstanding balance was paid down prior to terminating the facility.

As of December 31, 2014 and December 31, 2013, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2014, we had outstanding debt denominated in Swedish Krona (SEK) of 205.8 million, Euro (EUR) of 28.1 million and Pound Sterling (GBP) of 14.1 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

SPV Asset Facility

On May 8, 2012, or the Closing Date, our wholly owned subsidiary TPG SL SPV, LLC, a Delaware limited liability company, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, we contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between us and TPG SL SPV. We consolidate TPG SL SPV in our consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility may be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by TPG SL SPV through our ownership of TPG SL SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

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
•

reopened the reinvestment period thereunder for an additional period of six months following the closing date of January 21, 2014, which reinvestment period was subsequently extended by the borrower for an additional six month period (pursuant to an extension right exercisable by the borrower) so that the reinvestment period would remain open until January 21, 2015;

•	extended the stated maturity date from May 8, 2020 to January 21, 2021;
•	modified pricing; and
•	made certain changes to the eligibility criteria and concentration limits.

The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated.

Amounts drawn under the original credit and security agreement bore interest at LIBOR plus a margin or base rate plus a margin, in each case at TPG SL SPV’s option. Amounts drawn under the amended and restated SPV Asset Facility bear interest at LIBOR plus a margin, base rate plus a margin or the lenders’ cost of funds plus a margin, in each case at TPG SL SPV’s option. TPG SL SPV’s ability to borrow at lenders’ cost of funds plus a margin under the amended and restated SPV Asset Facility lowered the interest rate currently applicable on our borrowings under the SPV Asset Facility. The undrawn portion of the commitment bore an unutilized commitment fee of 0.75%. This fee ceased to accrue on January 21, 2015 when the reinvestment period ended. The SPV Asset Facility contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay our other debt obligations.

As of December 31, 2014, and 2013 TPG SL SPV had $334.0 million and $184.3 million, respectively, in investments at fair value, and $108.8 million and $78.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of December 31, 2014, and 2013 TPG SL SPV had $10.2 million and $6.3 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered our borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Convertible Senior Notes

On June 10, 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, or the Convertible Senior Notes. The Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Senior Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of Convertible Senior Notes, we entered into two interest rate swaps, each with a $57.5 million notional amount to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, as of December 31, 2014, our effective interest rate on the Convertible Senior Notes was three-month LIBOR plus 252.9 basis points.

Holders may convert their notes at their option at any time prior to June 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the indenture governing the Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

The notes are senior unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

As of December 31, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of December 31, 2014, we were in compliance with the terms of the Convertible Senior Notes Indenture.

The Convertible Senior Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Senior Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Senior Notes Indenture. We have determined that the embedded conversion options in the Convertible Senior Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the Convertible Senior Notes, we estimated at the time of issuance separate debt and equity components of the Convertible Senior Notes. An original issue discount equal to the equity components of the Convertible Senior Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

Subscription Credit Facility

On February 27, 2014, we terminated our Subscription Credit Facility with Deutsche Bank Trust Company Americas, effective March 4, 2014. At the time of the termination, the maximum principal amount of the facility was $100 million, and the outstanding balance was paid down prior to terminating the facility.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2014 and 2013, we had the following commitments to fund investments:

($ in millions)	December 31, 2014	December 31, 2013
Senior secured revolving loan commitments	$34.2	$18.4
Senior secured term loan commitments	13.8	36.6
Total Portfolio Company Commitments	$48.0	$55.0

Other Commitments and Contingencies

As of December 31, 2013 we had $1.5 billion in total capital commitments from investors (over $0.9 billion unfunded). Unfunded commitments terminated upon the completion of our IPO, and hence as of December 31, 2014 no longer remain in effect.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2014 and December 31, 2013, we had outstanding commitments to fund investments totaling $48.0 million and $55.0 million, respectively.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2014 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$106.7	$—	$—	$—	$106.7
Revolving Credit Facility	177.2	—	—	177.2	—
Convertible Senior Notes	115.0	—	—	115.0	—
Total Contractual Obligations	$398.9	$—	$—	$292.2	$106.7

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be treated as distributing) during each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•	100% of any income or gains recognized, but not distributed, in preceding years.

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

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend or other distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

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

As of December 31, 2014, 96.8% of our debt investments in our portfolio bore interest at floating rates, subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our Convertible Senior Notes, which bear interest at a fixed rate, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of December 31, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$26.1	$12.0	$14.1
Up 200 basis points	$13.8	$8.0	$5.8
Up 100 basis points	$2.1	$4.0	$(1.9)
Down 25 basis points	$—	$(0.8)	$0.8

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

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TPG SPECIALTY LENDING, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TPG Specialty Lending, Inc.:

We have audited the accompanying consolidated balance sheets of TPG Specialty Lending, Inc. (and subsidiaries) (the Company), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited TPG Specialty Lending, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the balance sheets of TPG Specialty Lending, Inc. (and subsidiaries), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TPG Specialty Lending, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

San Francisco, CA
February 24, 2015

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2014	2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,225,672 and $997,298, respectively)	$1,221,875	$1,016,451
Controlled, affiliated investments (amortized cost of $47,580 and $0, respectively)	41,636	—
Total investments at fair value (amortized cost of $1,273,252 and $997,298, respectively)	1,263,511	1,016,451
Cash and cash equivalents	2,413	3,471
Interest receivable	6,137	4,933
Receivable for interest rate swaps	1,020	—
Prepaid expenses and other assets	30,650	14,295
Total Assets	$1,303,731	$1,039,150
Liabilities
Debt	$395,864	$432,267
Management fees payable to affiliate	4,887	1,580
Incentive fees payable to affiliate	5,955	6,136
Dividends payable	20,981	14,810
Payable for investments purchased	29,017	1,974
Payable on foreign currency forward contracts	—	1,244
Payables to affiliate	2,918	2,668
Other liabilities	8,704	3,775
Total Liabilities	468,326	464,454
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 53,798,357 and 37,027,022 shares issued, respectively; and 53,797,358 and 37,026,023 shares outstanding, respectively	538	370
Additional paid-in capital	808,053	552,436
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	6,555	3,981
Net unrealized gains	188	17,910
Undistributed net realized gains	20,072	—
Total Net Assets	835,405	574,696
Total Liabilities and Net Assets	$1,303,731	$1,039,150
Net Asset Value Per Share	$15.53	$15.52

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$151,020	$90,374	$46,402
Other income	9,162	2,233	630
Interest from cash and cash equivalents	1	3	14
Total investment income from non-controlled, non-affiliated investments	160,183	92,610	47,046
Investment income from non-controlled, affiliated investments:
Interest from investments	—	—	2,724
Dividend income	—	—	1,231
Other income	—	—	10
Total investment income from non-controlled, affiliated investments	—	—	3,965
Investment income from controlled, affiliated investments:
Interest from investments	2,994	—	—
Other income	143	—	—
Total investment income from controlled, affiliated investments	3,137	—	—
Total Investment Income	163,320	92,610	51,011
Expenses
Interest	15,078	10,469	6,020
Management fees	18,296	13,376	8,892
Incentive fees	17,839	11,790	6,996
Professional fees	4,752	3,691	2,881
Directors’ fees	342	285	287
Other general and administrative	3,858	2,434	1,564
Total expenses	60,165	42,045	26,640
Management fees waived (Note 3)	(2,464)	(7,135)	(3,704)
Net Expenses	57,701	34,910	22,936
Net Investment Income Before Income Taxes	105,619	57,700	28,075
Income taxes, including excise taxes	1,144	199	46
Net Investment Income	104,475	57,501	28,029
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(22,950)	9,630	7,372
Non-controlled, affiliated investments	—	—	(161)
Controlled, affiliated investments	(5,945)	—	—
Translation of assets and liabilities in foreign currencies	8,909	—	—
Interest rate swaps	1,020	—	—
Foreign currency forward contracts	1,244	(1,244)	—
Total net change in unrealized gains (losses)	(17,722)	8,386	7,211
Realized gains (losses):
Non-controlled, non-affiliated investments	136	1,061	4,255
Non-controlled, affiliated investments	—	—	100
Foreign currency transactions	(1,839)	35	—
Total realized gains (losses)	(1,703)	1,096	4,355
Total Unrealized and Realized Gains (Losses)	(19,425)	9,482	11,566
Increase in Net Assets Resulting from Operations	$85,050	$66,983	$39,595
Earnings per common share—basic and diluted (1)	$1.68	$1.93	$1.93
Weighted average shares of common stock outstanding—basic and diluted (1)	50,509,692	34,635,208	20,541,475

(1)	As further described in Note 9, the indicated amounts for the year ended December 31, 2012 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2014

(Amounts in thousands, except share amounts)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($32,826 par, due 6/2017)	9.75%	8/28/2012	32,340	30,447	3.6%
	First-lien revolving loan ($4,500 par, due 6/2017)	10.75%	8/28/2012	4,421	4,097	0.5%
				36,761	34,544	4.1%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($64,399 par, due 3/2020)	6.25%	3/3/2014	63,102	63,111	7.6%
Great Atlantic & Pacific Tea Co. Inc. (3)(4)	First-lien loan ($22,787 par, due 9/2019)	9.85%	9/17/2014	22,426	22,274	2.7%
				85,528	85,385	10.3%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($63,933 par, due 4/2018)	7.50%	4/11/2013	62,282	63,933	7.7%
Leaf US Holdings, Inc. (3)(5)	First-lien loan ($16,418 par, due 6/2019)	7.50%	6/30/2014	16,077	16,003	1.9%
Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%	9/12/2013	29,204	29,506	3.5%
ScentAir Technologies, Inc (3)(4)	First-lien loan ($16,071 par, due 12/2019)	7.50%	12/30/2014	15,628	15,621	1.9%
				123,191	125,063	15.0%
Chemicals
Vertellus Specialties, Inc. (3)(4)	First-lien loan ($19,950 par, due 10/2019)	10.50%	10/31/2014	19,267	18,753	2.2%
Communications
IPC Systems, Inc. (3)(4)	Second-lien loan ($17,000 par, due 5/2021)	9.50%	5/2/2014	16,935	17,680	2.1%
Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($39,240 par, due 2/2018)	8.50%	2/8/2013	38,984	40,025	4.8%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($28,125 par, due 9/2018)	8.75%	9/30/2013	27,576	27,914	3.3%
Electronics
MyAlarm Center, LLC (3)(4)	First-lien loan ($61,861 par, due 1/2018)	8.50%	1/9/2014	61,013	60,893	7.3%
	Mezzanine loan ($4,887 par, due 7/2018)	16.25% (incl. 4.25% PIK)	1/9/2014	4,849	4,520	0.5%
APX Group Inc. (3)(4)	First-lien bond 6.375% ($5,000 par, due 12/2019)	6.38%	12/12/2014	4,727	4,788	0.6%
	First-lien bond 8.75% ($10,000 par, due 12/2020)	8.75%	12/11/2014	8,566	8,444	1.0%
				79,155	78,645	9.4%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)	Value	of Net Assets
Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($40,243 par, due 12/2017)	8.00%	12/28/2012	39,585	40,544	4.9%
Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($66,470 par, due 12/2018)	7.50%	11/21/2012	65,344	65,971	7.9%
				104,929	106,515	12.8%
Healthcare and pharmaceuticals
Aesynt Incorporated (3)(4)(6)	First-lien loan ($34,563 par, due 5/2019)	7.00%	5/8/2014	33,714	33,526	4.0%
Global Healthcare Exchange, Inc. (3)(4)	First-lien loan ($46,250 par, due 3/2020)	8.50%	3/11/2014	45,149	45,139	5.4%
Helix Health, Ltd. (3)(5)	First-lien loan (EUR 28,014 par, due 9/2019)	11.50% (incl. 3.00% PIK)	9/30/2014	33,761	32,373	3.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	235	227	0.0%
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($69,405 par, due 5/2018)	7.00%	11/9/2012	68,221	68,885	8.2%
SRS Software, LLC (3)(4)	First-lien loan ($33,750 par, due 12/2017)	8.75%	12/28/2012	33,192	33,834	4.1%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,933	2,005	0.2%
				216,205	215,989	25.8%
Hotel, gaming, and leisure
Centaur, LLC (3)(4)	Second-lien loan ($10,000 par, due 2/2020)	8.75%	2/15/2013	9,931	9,913	1.2%
IRG Sports & Entertainment, LLC (3)(4)	First-lien loan ($43,653 par, due 9/2019)	12.00% (incl. 5.00% PIK)	9/30/2014	41,073	40,161	4.8%
Soho House (5)	Second-lien bond (GBP 13,750 par, due 10/2018)	9.13%	9/20/2013	22,826	22,565	2.7%
				73,830	72,639	8.7%
Insurance
Infogix, Inc. (3)(4)	First-lien loan ($35,438 par, due 6/2017)	10.00%	6/1/2012	35,034	35,260	4.2%
	First-lien revolving loan ($2,010 par, due 6/2017)	11.00%	6/1/2012	1,961	1,985	0.2%
Insurity, Inc. (3)(4)	First-lien loan ($65,000 par, due 10/2020)	7.50%	10/31/2014	64,363	64,025	7.7%
				101,358	101,270	12.1%
Internet Services
Highwinds Capital, Inc. (3)(4)	First-lien loan ($41,401 par, due 7/2018)	9.00%	3/7/2014	40,931	40,859	4.9%

Manufacturing
Jeeves Information Systems AB (3)(5)(6)	First-lien loan (SEK 203,140 par, due 3/2019)	8.75%	6/5/2013	30,897	25,690	3.1%
Metals and mining
Metalico, Inc. (3)(4)(6)	First-lien loan ($19,973 par, due 11/2019)	10.50%	11/21/2013	17,699	21,321	2.6%
Office products
Ecommerce Industries, Inc. (3)(4)(6)	First-lien loan ($35,390 par, due 3/2019)	7.25%	3/11/2014	35,090	34,868	4.2%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)	Value	of Net Assets
Oil, gas and consumable fuels
Milagro Exploration, LLC (3)(4)	First-lien loan ($62,857 par, due 9/2017)	9.50%	9/4/2014	62,130	61,457	7.4%
Mississippi Resources, LLC (3)(4)(7)	First-lien loan ($39,505 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	38,706	37,381	4.5%
				100,836	98,838	11.9%
Specialty Retail
Toys 'R' Us-Delaware, Inc. (3)(4)	First-lien loan ($42,000 par, due 10/2019)	8.25%	10/10/2014	41,149	41,370	5.0%
Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	61,428	61,250	7.3%

Total Debt Investments				1,251,749	1,248,618	149.6%
Equity and Other Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	932	0.1%
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467	467	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137	137	0.0%
Helix Health, Ltd. (5)	Warrants		9/30/2014	877	840	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,099	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	11	0.0%
				3,481	2,554	0.3%
Hotel, gaming, and leisure
IRG Sports & Entertainment, LLC	Warrants		9/30/2014	1,494	1,494	0.2%
Metals and mining
Metalico, Inc.	Warrants		11/21/2013	1,343	133	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)			6/4/2014	8,874	4,254	0.5%
Other
Symphony (5)	CLO Tranche F	5.98%	11/17/2014	5,531	5,526	0.7%
Total Equity and Other Investments				21,503	14,893	1.8%
Total Investments				$1,273,252	$1,263,511	151.4%

(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan the Company has provided the interest rate in effect on the date presented.

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

(7)

Under the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control," as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2014 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Company	Fair Value at December 31, 2013	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at December 31, 2014	Other Income	Interest Income
Mississippi Resources, LLC	$-	$47,580	$-	$(5,944)	$-	$41,636	$143	$2,994
Total	$-	$47,580	$-	$(5,944)	$-	$41,636	$143	$2,994
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

Consolidated Schedule of Investments as of December 31, 2013

(Amounts in thousands, except share amounts)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)	Value	of Net Assets
Debt Investments
Aerospace and defense
MSC Software Corporation (3)(4)(6)	First-lien loan ($53,452 par, due 11/2017)	7.75%	12/23/2011	$52,828	$53,720	9.3%
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($36,733 par, due 6/2017)	9.75%	8/28/2012	36,002	36,182	6.3%
	First-lien revolving loan ($4,611 par, due 6/2017)	10.75%	8/28/2012	4,500	4,528	0.8%

Sage Automotive Interiors, Inc. (3)(4)(6)	First-lien loan ($21,553 par, due 12/2016)	8.50%	12/31/2012	21,336	21,445	3.7%
				61,838	62,155	10.8%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($44,394 par, due 8/2015)	7.75%	8/31/2011	43,837	45,837	8.0%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($67,933 par, due 4/2018)	8.50%	4/11/2013	65,762	66,405	11.6%
Aptean Holdings, Inc. f/k/a Consona Holdings, Inc. (3)(4)	First-lien loan ($29,625 par, due 8/2018)	7.25%	8/13/2012	29,279	29,477	5.1%
Beyond Trust Software Holding Group, Inc. (3)(6)	First-lien loan ($42,500 par, due 12/2019)	7.25%	12/18/2013	41,462	41,437	7.2%
Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%	9/12/2013	29,105	29,202	5.1%
				165,608	166,521	29.0%
Construction and building
Mannington Mills, Inc. (3)(4)	Second-lien loan ($47,430 par, due 3/2017)	14.00% (incl. 2.00% PIK)	3/2/2012	46,545	51,817	9.0%
Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($46,560 par, due 2/2018)	8.50%	2/8/2013	46,164	47,142	8.2%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($29,625 par, due 9/2018)	8.75%	9/30/2013	28,931	29,032	5.1%
Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($42,479 par, due 12/2017)	8.00%	12/28/2012	41,597	42,372	7.4%
Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($76,337 par, due 12/2018)	8.25%	11/21/2012	74,752	75,764	13.2%
				116,349	118,136	20.6%
Healthcare and pharmaceuticals
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($71,634 par, due 5/2018)	8.00%	11/9/2012	70,120	71,097	12.4%
SRS Software, LLC (3)(4)	First-lien loan ($35,625 par, due 12/2017)	8.75%	12/28/2012	34,782	35,625	6.2%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	2,000	2,000	0.3%
				106,902	108,722	18.9%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)	Value	of Net Assets
Hotel, gaming, and leisure
AMF Bowling Worldwide, Inc. (3)(4)	First-lien loan ($14,813 par, due 6/2018)	8.75%	7/2/2013	13,687	14,821	2.6%
Centaur, LLC (3)	Second-lien loan ($10,000 par, due 2/2020)	8.75%	2/15/2013	9,923	10,250	1.8%
Mandalay Baseball Properties, LLC (3)(4)	First-lien loan ($34,886 par, due 3/2017)	12.00% (incl. 4.50% PIK)	4/12/2012	34,303	35,758	6.2%
Soho House (5)	Second-lien bond (GBP 7,000 par, due 10/2018)	9.13%	9/20/2013	11,200	11,913	2.1%
				69,113	72,742	12.7%
Human resource support services
Pai Group, Inc. (3)(4)	First-lien loan ($34,737 par, due 5/2018)	10.50%	5/8/2013	33,979	34,141	5.9%
SumTotal Systems, LLC (3)(4)	First-lien loan ($7,483 par, due 11/2018)	6.25%	11/16/2012	7,405	7,371	1.3%
	Second-lien loan ($12,000 par, due 5/2019)	10.25%	11/16/2012	11,932	11,790	2.1%
				53,316	53,302	9.3%
Insurance
Infogix, Inc. (3)(4)	First-lien loan ($31,888 par, due 6/2017)	10.00%	6/1/2012	31,433	31,808	5.5%
	First-lien revolving loan ($850 par, due 6/2017)	10.00%	6/1/2012	782	838	0.1%

				32,215	32,646	5.6%

Manufacturing
Jeeves Information Systems AB (3)(5)	First-lien loan (SEK 177,161 par, due 6/2018)	9.25%	6/5/2013	26,486	27,170	4.7%
Metals and mining
Metalico, Inc. (3)(6)	First-lien loan ($35,650 par, due 11/2019)	9.50%	11/21/2013	33,523	33,841	5.9%
Office products
Ecommerce Industries, Inc. (3)(4)(6)	First-lien loan ($19,936 par, due 10/2016)	8.00%	10/17/2011	19,764	20,086	3.5%

Oil, gas and consumable fuels
Global Geophysical (3)(4)	First-lien loan ($40,883 par, due 9/2016)	10.75%	9/30/2013	39,617	40,065	7.0%

Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($52,500 par, due 10/2019)	9.50%	10/2/2013	51,482	51,713	9.0%

Total Debt Investments				994,518	1,014,647	176.6%
Equity Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	780	0.1%
Healthcare and pharmaceuticals
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,024	0.2%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	—	0.0%
				2,000	1,024	0.2%
Total Equity Investments				2,780	1,804	0.3%
Total Investments				$997,298	$1,016,451	176.9%

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
(3)

Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan the Company has provided the interest rate in effect on the date presented.

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Increase in Net Assets Resulting from Operations
Net investment income	$104,475	$57,501	$28,029
Net change in unrealized gains (losses)	(17,722)	8,386	7,211
Net realized gains (losses)	(1,703)	1,096	4,355
Increase in Net Assets Resulting from Operations	85,050	66,983	39,595
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	234,419	56,857	287,692
Reinvestment of dividends	22,566	26,438	9,194
Dividends declared from net investment income	(80,077)	(48,301)	(26,997)
Dividends declared from realized gains	(1,249)	(7,084)	(2,773)
Increase in Net Assets Resulting from Capital Share Transactions	175,659	27,910	267,116
Total Increase in Net Assets	260,709	94,893	306,711
Net assets, beginning of period	574,696	479,803	173,092
Net Assets, End of Period	$835,405	$574,696	$479,803
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$6,555	$3,981	$(1,016)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$85,050	$66,983	$39,595
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains) losses on investments	28,895	(9,630)	(7,211)
Net change in unrealized (gains) losses on foreign currency transactions	(11,173)	1,244	—
Net realized gains on investments	(83)	(1,061)	(4,355)
Net realized gains on foreign currency transactions	(195)	(35)	—
Net amortization of discount on securities	(19,627)	(6,728)	(4,489)
Amortization of debt issuance costs	2,553	1,903	1,496
Accretion of discount on Convertible Senior Notes	300	—	—
Purchases of investments, net	(974,824)	(602,988)	(760,668)
Proceeds from investments, net	100,656	46,390	119,126
Repayments on investments	620,671	214,293	190,594
Paid-in-kind interest	(2,748)	(2,749)	(1,808)
Changes in operating assets and liabilities:
Interest receivable	(1,167)	(2,579)	(1,071)
Interest receivable paid-in-kind	(44)	—	—
Prepaid expenses and other assets	(12,443)	443	(6,292)
Management fees payable to affiliate	3,307	116	531
Incentive fees payable to affiliate	(181)	2,083	3,706
Payable to affiliate	250	2,188	(577)
Other liabilities	31,972	496	1,324
Net Cash Used in Operating Activities	(148,831)	(289,631)	(430,099)
Cash Flows from Financing Activities
Borrowings on debt	1,108,097	902,000	1,332,688
Payments on debt	(1,135,388)	(801,569)	(1,155,852)
Debt issuance costs	(6,766)	(1,615)	(5,328)
Proceeds from issuance of common stock, net of offering and underwriting costs	234,419	56,857	287,692
Dividends paid to stockholders	(52,589)	(24,396)	(10,968)
Net Cash Provided by Financing Activities	147,773	131,277	448,232
Net Increase (Decrease) in Cash and Cash Equivalents	(1,058)	(158,354)	18,133
Cash and cash equivalents, beginning of period	3,471	161,825	143,692
Cash and Cash Equivalents, End of Period	$2,413	$3,471	$161,825
Supplemental Information:
Interest paid during the period	$11,394	$8,792	$3,580
Excise taxes paid during the period	$199	$46	$—
Dividends declared during the period	$81,326	$55,385	$29,770
Reinvestment of dividends during the period	$22,566	$26,438	$9,194
Subscription receivable from common stockholders	$—	$—	$1,870

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

In April 2014, the Company issued a total of 1,050,000 shares of stock pursuant to the exercise of the underwriters’ over-allotment option. Net of underwriting fees and offering costs, the Company received additional total cash proceeds of $15.4 million.

On March 21, 2014, the Company’s shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “TSLX.”

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At December 31, 2014, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

Equity Offering Expenses

The Company records expenses related to registration statement filings and applicable offering costs as deferred financing costs. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon each such offering.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15 (“ASU 2014-15”), “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, the Company anticipates no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

For the years ended December 31, 2014, 2013 and 2012, the Company incurred expenses of $2.7 million, $1.4 million and $1.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

On November 3, 2014, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 3, 2015, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the years ended December 31, 2014, 2013 and 2012, Management Fees were $18.3 million, $13.4 million, and $8.9 million, respectively.

Until the IPO, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the years ended December 31, 2014, 2013, and 2012, Management Fees of $2.5 million, $7.1 million, and $3.7 million, respectively, were waived. Any waived Management Fees were not subject to recoupment by the Adviser. Following the IPO, the Adviser has not waived its right to receive the full Management Fee and accordingly, the Company will be required to continue to pay the full amount of the Management Fee.

The Incentive Fee consists of two parts, as follows:

(i)

The first component, payable at the end of each quarter in arrears through March 31, 2014, equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate” the calculation of which is further explained below, until the Adviser has received 15% of the total pre-Incentive Fee net investment income for that quarter and, for pre-Incentive Fee net investment income in excess of 1.76% quarterly, 15% of all remaining pre-Incentive Fee net investment income for that quarter . The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 15% on all pre-Incentive Fee net investment income when that amount equals 1.76% in a quarter (7.04% annualized), which is the rate at which catch-up was achieved. Once the “hurdle rate” is reached and catch-up is achieved, 15% of any pre-Incentive Fee net investment income in excess of 1.76% in any quarter is payable to the Adviser.

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

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company may not have received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

(ii)

The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014, and beginning April 1, 2014, now equals a weighted percentage of cumulative realized capital gains from the Company’s inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. The Company accrues, but does not pay, a capital gains Incentive Fee with respect to unrealized appreciation because a capital gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014, is subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 is subject to an incentive fee rate of 17.5%.

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

For the year ended December 31, 2014, Incentive Fees were $17.8 million, comprised of fees related to pre-incentive fee net investment income of $20.8 million offset by ($2.9) million of incentive fees related to capital gains and losses attributable to unrealized losses on investments and realized losses on foreign exchange transactions. For the year ended December 31, 2013, Incentive Fees were $11.8 million, comprised of fees related to pre-incentive fee net investment income of $10.4 million and $1.4 million of incentive fees related to capital gains and losses. For the year ended December 31, 2012, Incentive Fees were $7.0 million, comprised of fees related to pre-incentive fee net investment income of $5.3 million and $1.7 million of incentive fees related to capital gains and losses.

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

In 2014, the Adviser entered into a purchase agreement (the “Adviser 10b5-1 Plan”), in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which an agent for the Adviser would buy up to $25 million in the aggregate of the Company’s common stock, subject to certain conditions. The Adviser 10b5-1 Plan expired in accordance with its terms on December 31, 2014. During the year ended December 31, 2014, 300 shares were purchased under the Adviser 10b5-1 Plan. These 300 shares were purchased prior to the approval and implementation of the Company 10b5-1 Plan.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies and/or had the power to exercise control over the management or policies of such portfolio company. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value consisted of the following at December 31, 2014 and 2013:

	December 31, 2014
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,127,215	$1,124,246	$(2,969)
Second-lien debt investments	111,121	111,408	287
Mezzanine debt investments	13,414	12,964	(450)
Equity and other investments	21,502	14,893	(6,609)
Total Investments	$1,273,252	$1,263,511	$(9,741)

	December 31, 2013
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$863,436	$877,164	$13,728
Second-lien debt investments	131,082	137,482	6,400
Mezzanine debt investments	—	—	—
Equity and other investments	2,780	1,805	(975)
Total Investments	$997,298	$1,016,451	$19,153

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Aerospace and defense	—	5.3%
Automotive	2.7%	6.1%
Beverage, food, and tobacco	6.8%	4.5%
Business services	10.0%	16.5%
Communications	1.4%	—
Construction and building	—	5.1%
Containers and packaging	3.2%	4.6%
Education	2.2%	2.9%
Electronics	6.2%	—
Financial services	8.4%	11.6%
Healthcare and pharmaceuticals	17.3%	10.8%
Hotel, gaming, and leisure	5.9%	7.2%
Human resource support services	—	5.2%
Insurance	8.0%	3.2%
Internet services	3.2%	—
Manufacturing	3.5%	2.7%
Metals and mining	1.7%	3.3%
Office products	2.8%	2.0%
Oil, gas and consumable fuels	8.2%	3.9%
Other	0.4%	—
Retail	3.3%	—
Transportation	4.8%	5.1%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
United States
Midwest	13.1%	14.2%
Northeast	27.1%	21.7%
South	23.6%	19.7%
West	23.6%	35.5%
Canada	1.3%	—
Europe	11.3%	8.9%
Total	100.0%	100.0%

5. Derivatives

Foreign Currency

The Company enters into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s foreign currency forward contracts during the year ended December 31, 2014 generally had terms of approximately two months or less. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each month. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the year ended December 31, 2014, the Company entered into foreign currency forward contracts related to its non-USD investments. The Company did not have any open foreign currency forward contracts as of December 31, 2014.

As of December 31, 2013, details of open foreign currency forward contracts were as follows:

					Unrealized
					Depreciation
					presented in
					Consolidated
		Amount (in ‘000s)	USD Value at	USD Value at	Financial
Foreign Currency Forward Contracts	Settlement Date	and Transaction	Settlement Date	December 31, 2013	Statements
Swedish Krona (SEK)	January 24, 2014	188,672 sold	$(28,440)	$(29,366)	$(926)
Pound Sterling (GBP)	January 24, 2014	7,000 sold	(11,274)	(11,592)	(318)
Total			$(39,714)	$(40,958)	$(1,244)

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

Interest Rate Swaps

In June 2014, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. As of December 31, 2014 the Company received fixed rate interest at 4.50% and paid variable rate interest based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 2.529%. The swap transactions mature on December 15, 2019. For the year ended December 31, 2014, the Company recognized $1.0 million in unrealized appreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of December 31, 2014, the swap transactions had a fair value of $1.0 million, which is included in receivable on interest rate swaps on the Company’s consolidated balance sheet.

During the year ended December 31, 2014, the Company received $2.6 million and paid $1.6 million related to the quarterly settlements of its interest rate swaps. This net amount is a reduction to interest expense in the Company’s consolidated statements of operations.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of December 31, 2014, $2.3 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet. The Company also had less than $0.1 million of cash collateral posted as of December 31, 2014, which is also included in restricted cash as a component of other assets on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2014 and 2013:

	Fair Value Hierarchy at December 31, 2014
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$64,910	$1,059,336	$1,124,246
Second-lien debt investments	—	50,158	61,250	111,408
Mezzanine debt investments	—	8,444	4,520	12,964
Equity and other investments	—	5,525	9,368	14,893
Total Investments at Fair Value	$—	$129,037	$1,134,474	$1,263,511
Receivable on interest rate swaps	—	1,020	—	1,020
Total	$—	$130,057	$1,134,474	$1,264,531

	Fair Value Hierarchy at December 31, 2013
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$22,192	$854,972	$877,164
Second-lien debt investments	—	33,952	103,530	137,482
Mezzanine debt investments	—	—	—	—
Equity investments	—	—	1,805	1,805
Total Investments at Fair Value	—	56,144	960,307	1,016,451
Foreign currency forward contracts	—	(1,244)	—	(1,244)
Total	$—	$54,900	$960,307	$1,015,207

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2014 and 2013:

	Year Ended
	December 31, 2014
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of year	$854,972	$103,530	$-	$1,805	$960,307
Purchases	770,732	72,850	4,640	13,192	861,414
Proceeds from investments	(94,952)	-	-	-	(94,952)
Repayments / redemptions	(473,178)	(113,148)	-	-	(586,326)
Paid-in-kind interest	1,831	718	199	-	2,748
Net change in unrealized losses	(15,365)	(5,681)	(328)	(5,629)	(27,003)
Net realized losses	(61)	-	-	-	(61)
Net amortization of discount on securities	15,357	2,981	9	-	18,347
Transfers into (out of) Level 3	-	-	-	-	-
Balance, End of Year	$1,059,336	$61,250	$4,520	$9,368	$1,134,474

	Year Ended
	December 31, 2013
	First-lien	Second-lien	Mezzanine
	debt	debt	debt	Equity
	investments	investments	investments	investments	Total
Balance, beginning of year	$514,104	$53,190	$—	$2,000	$569,294
Purchases	507,056	51,270	—	780	559,106
Proceeds from investments	(30,615)	—	—	—	(30,615)
Repayments / redemptions	(178,831)	(4,086)	—	—	(182,917)
Paid-in-kind interest	1,770	979	—	—	2,749
Net change in unrealized gains (losses)	6,054	1,865	—	(975)	6,944
Net realized gains	142	—	—	—	142
Net amortization of discount on securities	5,367	312	—	—	5,679
Transfers into (out of) of Level 3	29,925	—	—	—	29,925
Balance, End of Year	$854,972	$103,530	$—	$1,805	$960,307

Aptean Holdings, Inc., formerly known as Consona Holdings, Inc., transferred into Level 3 during the year ended December 31, 2013, as a result of changes in the observability of inputs into its valuation.

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2014 and 2013:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Year Ended	for the Year Ended
	December 31, 2014 on	December 31, 2013 on
	Investments Held at	Investments Held at
	December 31, 2014	December 31, 2013
First-lien debt investments	$(10,256)	$8,468
Second-lien debt investments	(408)	1,865
Mezzanine debt investments	(328)	—
Equity and other investments	(5,629)	(975)
Total	$(16,621)	$9,358

The following table presents the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of December 31, 2014 and 2013:

	December 31, 2014
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,059,336	Income approach (1)	Market yield	8.00% — 15.35% (10.86%)	Decrease
Second-lien debt investments	$61,250	Income approach	Market yield	10.97% — 10.97% (10.97%)	Decrease
Mezzanine debt investments	$4,520	Income approach	Market yield	20.78% — 20.78% (20.78%)	Decrease
Equity and other investments	$9,368	Market Multiple, Discounted Cash Flow or Black Scholes Option Model	Comparable multiple, discount rate or volatility	7.9x — 13.0x (10.4x) or 14.4% or 40%	Increase or decrease
(1)	Includes $15.6 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

	December 31, 2013
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$854,972	Income Approach	Market Yield	5.50% — 13.12% (9.81% )	Decrease
Second-lien debt investments	$103,530	Income Approach	Market Yield	9.32% — 9.87% (9.59% )	Decrease
Mezzanine debt investments	$—
Equity investments	$1,805	Income Approach	Weighted Average Cost of Capital (WACC)	12.1% — 15.3% (14.0%)	Decrease

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s revolving credit facilities, which are categorized as Level 3 within the fair value hierarchy, as of December 31, 2014 and 2013, approximates their carrying value as the outstanding balances are callable at carrying value.

The fair value of the Company’s Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of December 31, 2014, was $112.2 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2014 and 2013, the Company’s asset coverage was 311.0% and 232.9%, respectively.

Debt obligations consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (2)	$175,000	$106,725	$45,279	$106,725
Revolving Credit Facility	781,250	177,216	466,189	177,216
Convertible Senior Notes	115,000	115,000	—	111,923
Total Debt	$1,071,250	$398,941	$511,468	$395,864

	December 31, 2013
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
Subscription Credit Facility (3)	$100,000	$32,000	$68,000	$32,000
SPV Asset Facility	100,000	77,767	—	77,767
Revolving Credit Facility	400,000	322,500	77,500	322,500
Total Debt	$600,000	$432,267	$145,500	$432,267

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated.
(3)	On February 27, 2014, the Company terminated the Subscription Credit Facility, effective March 4, 2014. The outstanding balance was paid down prior to terminating the facility.

For the years ended December 31, 2014, 2013 and 2012, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Interest expense	$9,962	$7,168	$3,272
Commitment fees	2,263	1,398	1,252
Amortization of debt issuance costs	2,553	1,903	1,496
Accretion of original issue discount	300	—	—
Total Interest Expense	$15,078	$10,469	$6,020
Average debt outstanding (in millions)	$377.1	$266.1	$111.2
Weighted average interest rate	2.6%	2.7%	2.9%

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2014, the Company had outstanding debt denominated in Swedish Krona (SEK) of 205.8 million, Euro (EUR) of 28.1 million and Pound Sterling (GBP) of 14.1 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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
•

reopened the reinvestment period thereunder for an additional period of six months following the closing date of January 21, 2014, which reinvestment period was subsequently extended by the borrower for an additional six month period (pursuant to an extension right exercisable by the borrower) so that the reinvestment period would remain open until January 21, 2015;

•	extended the stated maturity date from May 8, 2020 to January 21, 2021;
•	modified pricing; and
•	made certain changes to the eligibility criteria and concentration limits.

The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated.

Amounts drawn under the original credit and security agreement bore interest at LIBOR plus a margin or base rate plus a margin, in each case at TPG SL SPV’s option. Amounts drawn under the amended and restated SPV Asset Facility bear interest at LIBOR plus a margin, base rate plus a margin or the lenders’ cost of funds plus a margin, in each case at TPG SL SPV’s option. TPG SL SPV’s ability to borrow at lenders’ cost of funds plus a margin under the amended and restated SPV Asset Facility lowered the interest rate currently applicable on the Company’s borrowings under the SPV Asset Facility. The undrawn portion of the commitment bore an unutilized commitment fee of 0.75%. This fee ceased to accrue on January 21, 2015 when the reinvestment period ended. The SPV Asset Facility contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay the Company’s other debt obligations

As of December 31, 2014, and 2013 TPG SL SPV had $334.0 million and $184.3 million, respectively, in investments at fair value, and $108.8 million and $78.3 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of December 31, 2014, and 2013 TPG SL SPV had $10.2 million and $6.3 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered the Company’s borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Convertible Senior Notes

On June 10, 2014, the Company issued $115 million aggregate principal amount convertible senior notes due December 2019 (the “Convertible Senior Notes”). The Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of Convertible Senior Notes, the Company entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, as of December 31, 2014, the Company’s effective interest rate on the Convertible Senior Notes was three-month LIBOR plus 252.9 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

Holders may convert their Convertible Senior Notes at their option at any time prior to June 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

(3) upon the occurrence of specified corporate events. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

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

For the year ended December 31, 2014, the components of interest expense related to the Convertible Senior Notes were as follows:

December 31, 2014
Interest expense	$2,875
Accretion of original issue discount	300
Amortization of debt issuance cost	431
Total Interest Expense	$3,606

Total interest expense in the table above does not include the effect of the interest rate swaps. During the year ended December 31, 2014, the Company received $2.6 million and paid $1.6 million related to the quarterly settlement of its interest rate swaps. This net amount is a reduction to interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2014, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of December 31, 2014, the components of the carrying value of the Convertible Senior Notes and the stated interest rate were as follows:

December 2019
Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(3,077)
Carrying value of debt	$111,923
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate as of December 31, 2014 was three-month LIBOR plus 252.9 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of December 31, 2014, the Company was in compliance with the terms of the Convertible Senior Notes Indenture.

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

As of December 31, 2014 and December 31, 2013, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2014 and 2013, the Company had the following commitments to fund investments:

	December 31, 2014	December 31, 2013
Senior secured revolving loan commitments	$34,242	$18,374
Senior secured term loan commitments	13,816	36,600
Total Portfolio Company Commitments	$48,058	$54,974

Other Commitments and Contingencies

As of December 31, 2013 the Company had $1.5 billion in total capital commitments from investors (over $0.9 billion unfunded). Of this amount, $117.1 million was from the Adviser and its affiliates ($76.7 million unfunded). Unfunded capital commitments terminated upon the completion of the Company’s IPO.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2014, management is not aware of any pending or threatened litigation.

9. Net Assets

On March 21, 2014, the Company completed its IPO, issuing 7,000,000 shares at $16.00 per share, and its concurrent private placement, issuing 3,124,984 shares at $16.00 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $151.6 million.

In April 2014, the Company issued a total of 1,050,000 shares of stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the Company’s IPO. Net of underwriting fees and offering costs, the Company received total cash proceeds of $15.4 million.

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

The following tables summarize the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2014 and 2013:

	Year Ended
	December 31, 2014
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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the year ended December 31, 2014 and 2013. All shares issued to stockholders in the tables below are newly issued shares.

	Year Ended
	December 31, 2014
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2013	December 31, 2013	February 13, 2014	502,200
March 26, 2014	March 31, 2014	May 1, 2014	410,183
May 6, 2014	June 30, 2014	August 1, 2014	218,892
August 4, 2014	September 30, 2014	November 3, 2014	230,575
Total Shares Issued			1,361,850

	Year Ended
	December 31, 2013
		Date
Date Declared	Record Date	Shares Issued	Shares Issued (1)
December 31, 2012	December 31, 2012	March 12, 2013	343,981
March 12, 2013	March 31, 2013	May 7, 2013	436,728
June 30, 2013	June 30, 2013	August 6, 2013	469,799
September 30, 2013	September 30, 2013	November 5, 2013	479,534
Total Shares Issued			1,730,042

(1)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

Prior to the Company’s IPO, the number of shares issued through the dividend reinvestment plan was determined by dividing the total dollar amount of the dividend payable to such stockholder by the net asset value per share of the common stock on the record date of the dividend. The common stock issued through the dividend reinvestment plan was rounded down to the nearest whole share to avoid the issuance of fractional shares, and fractional shares were paid in cash.

On November 3, 2014, the Company’s Board of Directors approved a stock repurchase plan (the “Company 10b5-1 Plan”) to acquire up to $50 million in the aggregate of the Company’s common stock at prices below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.

The Company 10b5-1 Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

Unless extended or terminated by the Board of Directors, the Company 10b5-1 Plan will be in effect through the earlier of May 4, 2015 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions. On February 20, 2015, the Company’s Board of Directors authorized the extension of the termination date of the Company 10b5-1 Plan from May 4, 2015 to June 30, 2015.

As of December 31, 2014, no shares had been repurchased under the Company 10b5-1 Plan.

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

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Increase in net assets resulting from operations	$85,050	$66,983	$39,595
Weighted average shares of common stock outstanding—basic and diluted (1)	50,509,692	34,635,208	20,541,475
Earnings per common share—basic and diluted (1)	$1.68	$1.93	$1.93

(1)	As further described in Note 9, the indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the year ended December 31, 2014 was less than the conversion price for the Convertible Senior Notes outstanding as of December 31, 2014. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the years ended December 31, 2014 and 2013:

	Year Ended
	December 31, 2014
Date Declared	Record Date	Payment Date	Dividend per Share
March 26, 2014	March 31, 2014	April 30, 2014	$0.38
May 6, 2014	June 30, 2014	July 31, 2014	0.38
August 4, 2014	September 30, 2014	October 31, 2014	0.38
November 3, 2014	December 31, 2014	January 30, 2015	0.39
Total			$1.53

	Year Ended
	December 31, 2013
Date Declared	Record Date	Payment Date	Dividend per Share (2)
March 12, 2013	March 31, 2013	May 6, 2013	$0.38
June 30, 2013	June 30, 2013	July 31, 2013	0.40
September 30, 2013	September 30, 2013	October 31, 2013	0.38
December 31, 2013 (1)	December 31, 2013	January 30, 2014	0.40
Total Dividends Declared			$1.56

(1)	December 31, 2013 declared dividend includes a special dividend of $0.03 per share.
(2)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

The dividends declared during the years ended December 31, 2014 and December 31, 2013, were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Ordinary Income (1)	$80,077	$51,476	$27,994
Capital Gains	1,249	3,909	1,776
Total	$81,326	$55,385	$29,770

(1)

For the years ended December 31, 2014, 2013 and 2012, 78.85%, 91.52% and 78.08% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2014, 2013 and 2012, to taxable income at December 31, 2014, 2013 and 2012:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Increase in net assets resulting from operations	$85,050	$66,983	$39,595
Adjustments:
Net unrealized (gain) loss on investments	17,722	(8,386)	(7,211)
Other income (expense) for tax purposes, not book	3	562	(670)
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	1,156	243	49
Other book-tax differences	189	(901)	92
Taxable Income	$104,020	$58,401	$31,755

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

During the year ended December 31, 2014, permanent differences were principally related to $19.9 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $1.1 million attributable to accrued U.S. federal excise taxes, and $0.2 million attributable to the foreign currency reclassifications. During the year ended December 31, 2013, permanent differences were principally related to $0.2 million attributable to accrued U.S. federal excise taxes, $3.0 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains and $1.4 million on the disposition of investments with PIK earnings not previously recognized for tax purposes. During the year ended December 31, 2012, permanent differences of $46 thousand were principally attributable to accrued U.S. federal excise taxes.

The Company neither has any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax year remains subject to examination by the Internal Revenue Service.

The tax cost of the Company’s investments as of December 31, 2014 and 2013, approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2014, 2013, 2012, and 2011. There was no activity for the period from July 21, 2010 (inception) to December 31, 2010 other than the initial issuance of Common Stock.

					Period from
					July 21, 2010
	Year Ended	Year Ended	Year Ended	Year Ended	(inception) to
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Per Share Data (5)
Net asset value, beginning of period	$15.52	$15.19	$14.71	$0.01	$—

Net investment income (loss) (1)	2.07	1.66	1.36	(0.44)	—
Net realized and unrealized gain (loss) (1)	(0.33)	0.23	0.29	0.22	—
Total from operations	1.74	1.89	1.65	(0.22)	—
Issuance of common stock, net of offering costs (1)	(0.20)	—	—	14.98	0.01
Dividends declared from net investment income (2)	(1.51)	(1.36)	(1.06)	(0.06)	—
Dividends declared from realized gains (2)	(0.02)	(0.20)	(0.11)	—	—
Total increase in net assets	0.01	0.33	0.48	14.70	0.01
Net Asset Value, End of Period	$15.53	$15.52	$15.19	$14.71	$0.01
Per share market value at end of period	$16.82	—	—	—	—
Total return based on market value (3)	14.7%	—	—	—	—
Total return based on net asset value (4)	9.9%	12.4%	11.3%	n.m.	N/A
Shares Outstanding, End of Period	53,797,358	37,026,023	31,582,954	11,770,514	66,676
Ratios / Supplemental Data
Ratio of net expenses to average net assets	7.5%	6.4%	6.9%	10.9%	N/A
Ratio of net investment income (loss) to average net assets	15.8%	12.3%	8.4%	(2.4%)	N/A
Portfolio turnover	53.2%	27.0%	45.7%	n.m.	n.m.
Net assets, end of period	$835,405	$574,696	$479,803	$173,092	$1

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.

(5)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

14. Selected Quarterly Financial Data (Unaudited)

	2014
	Q4	Q3	Q2	Q1
Investment Income	$45,778	$38,404	$45,657	$33,481
Net Expenses	$15,094	$15,288	$16,224	$12,239
Net Investment Income	$30,684	$23,116	$29,433	$21,242
Total unrealized and realized gains (losses)	$(16,879)	$(4,513)	$(2,139)	$4,106
Increase in Net Assets Resulting from Operations	$13,805	$18,603	$27,294	$25,348
Net Asset Value per Share as of the End of the Quarter	$15.53	$15.66	$15.70	$15.51

	2013
	Q4	Q3	Q2	Q1
Investment Income	$27,569	$23,298	$20,940	$20,802
Net Expenses	$10,576	$8,713	$8,123	$7,696
Net Investment Income	$16,993	$14,585	$12,817	$13,106
Total unrealized and realized gains	$4,063	$1,674	$1,391	$2,355
Increase in Net Assets Resulting from Operations	$21,056	$16,259	$14,208	$15,461
Net Asset Value per Share as of the End of the Quarter (1)	$15.52	$15.35	$15.29	$15.27

	2012
	Q4	Q3	Q2	Q1
Investment Income	$18,169	$14,554	$11,314	$6,974
Net Expenses	$7,277	$6,637	$4,711	$4,357
Net Investment Income	$10,892	$7,917	$6,603	$2,617
Total unrealized and realized gains	$1,568	$5,664	$1,165	$3,169
Increase in Net Assets Resulting from Operations	$12,460	$13,581	$7,768	$5,786
Net Asset Value per Share as of the End of the Quarter (1)	$15.19	$15.12	$14.92	$14.88

(1)	As further described in Note 9, the indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Independent Registered Public Accounting Firm. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2015 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2015 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2015 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2015 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2015 annual meeting of stockholders.

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

(3)	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

4.1	Form of Subscription Agreement in connection with the Private Offerings (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on January 14, 2011).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

4.3	Form of Private Placement Agreement (incorporated by reference to Exhibit (d)(3) to Amendment No. 2 to the Company’s Registration Statement on Form N-2 filed on March 12, 2014).

4.4

Indenture, dated June 10, 2014, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 10, 2014).

4.5	Form of 4.50% Convertible Senior Note Due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 10, 2014).

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

10.3

Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011).

10.4

First Amendment to Revolving Credit Agreement, dated September 28, 2011, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party Thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011).

10.5

Amended and Restated Investment Advisory and Management Agreement, dated December 12, 2011, between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2011).

10.6

Amended and Restated Revolving Credit Agreement, dated December 22, 2011, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Party (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

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

10.14

Second Amendment to Amended and Restated Revolving Credit Agreement, dated May 7, 2013, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013).

10.15

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 2, 2013, among TPG Specialty Lending, Inc., the lenders party thereto, SunTrust Bank as administrative agent and JPMorgan Chase Bank N.A. as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2013).

10.16

Amendment No. 1 dated July 17, 2013 to Revolving Credit and Security Agreement, dated May 8, 2012, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2013).

10.17

Third Amendment to Amended and Restated Revolving Credit Agreement, dated November 5, 2013, among TPG Specialty Lending, Inc., as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, and Lenders Named Herein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013).

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

10.21

Dividend Reinvestment Plan of TPG Specialty Lending, Inc. (incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 filed on March 17, 2014).

Exhibit No	Description of Exhibits

10.22

Form of Increase Letter pursuant to the Second Amended and Restated Senior Secured Credit Agreement, dated February 27, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and SunTrust Bank, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Annual Report on Form 10-Q filed on August 4, 2014).

10.23

First Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 3, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014).

10.24

Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 27, 2014, among TPG Specialty Lending, Inc., as Borrower, Morgan Stanley Bank, N.A., as a Lender, and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014).

10.25

Third Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 17, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2014).

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

Date: February 24, 2015	TPG SPECIALTY LENDING, INC.

/s/ Michael Fishman
Co-Chief Executive Officer

/s/ Joshua Easterly
Co-Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Alan Kirshenbaum, David Stiepleman and Jennifer Mello, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2014, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2015.

Signature	Title

/s/ Michael Fishman Michael Fishman	Co-Chief Executive Officer and Director (Principal Executive Officer)
/s/ Joshua Easterly Joshua Easterly	Co-Chief Executive Officer, Director and Chairman of the Board of Directors
/s/ Alan Kirshenbaum Alan Kirshenbaum	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ John A. Ross John A. Ross	Director and Chairman of the Audit Committee
/s/ Richard A. Higginbotham Richard A. Higginbotham	Director
/s/ Ronald K. Tanemura Ronald K. Tanemura	Director