Form 10-Q
period 2015-03-31
TPG Specialty Lending, Inc.
filed 2015-05-07
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at May 7, 2015 was 54,001,289.

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,295,328 and $1,225,672, respectively)	$1,285,623	$1,221,875
Controlled, affiliated investments (amortized cost of $50,709 and $47,580, respectively)	45,370	41,636
Total investments at fair value (amortized cost of $1,346,037 and $1,273,252, respectively)	1,330,993	1,263,511
Cash and cash equivalents	3,329	2,413
Interest receivable	7,282	6,137
Receivable for interest rate swaps	667	1,020
Prepaid expenses and other assets	31,488	30,650
Total Assets	$1,373,759	$1,303,731
Liabilities
Debt	$485,223	$395,864
Management fees payable to affiliate	4,950	4,887
Incentive fees payable to affiliate	5,007	5,955
Dividends payable	21,044	20,981
Payable for investments purchased	7,440	29,017
Payables to affiliate	1,561	2,918
Other liabilities	7,004	8,704
Total Liabilities	532,229	468,326
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 53,960,847 and 53,798,357 shares issued, respectively; and 53,959,848 and 53,797,358 shares outstanding, respectively	540	538
Additional paid-in capital	810,422	808,053
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	6,818	6,555
Net unrealized gains	1,747	188
Undistributed net realized gains	22,004	20,072
Total Net Assets	841,530	835,405
Total Liabilities and Net Assets	$1,373,759	$1,303,731
Net Asset Value Per Share	$15.60	$15.53

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$32,879	$31,118
Other income	3,377	2,363
Total investment income from non-controlled, non-affiliated investments	36,256	33,481
Investment income from controlled, affiliated investments:
Interest from investments	1,417	—
Other income	57	—
Total investment income from controlled, affiliated investments	1,474	—
Total Investment Income	37,730	33,481
Expenses
Interest	4,220	3,824
Management fees	4,950	4,237
Incentive fees	5,007	4,473
Professional fees	1,209	1,172
Directors’ fees	96	72
Other general and administrative	1,156	916
Total expenses	16,638	14,694
Management fees waived (Note 3)	—	(2,464)
Net Expenses	16,638	12,230
Net Investment Income Before Income Taxes	21,092	21,251
Income taxes, including excise taxes	305	9
Net Investment Income	20,787	21,242
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(5,907)	3,944
Controlled, affiliated investments	605	—
Translation of assets and liabilities in foreign currencies	7,215	1,771
Interest rate swaps	(353)	—
Total net change in unrealized gains	1,560	5,715
Realized gains (losses):
Non-controlled, non-affiliated investments	265	—
Interest rate swaps	1,852	—
Foreign currency transactions	4	(1,609)
Total realized gains (losses)	2,121	(1,609)
Total Unrealized and Realized Gains	3,681	4,106
Increase in Net Assets Resulting from Operations	$24,468	$25,348
Earnings per common share—basic and diluted	$0.45	$0.61
Weighted average shares of common stock outstanding—basic and diluted	53,902,074	41,539,083

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2015

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($32,826 par, due 6/2017)	9.75%	8/28/2012	$32,383	$29,872	3.5%
	First-lien revolving loan ($4,278 par, due 6/2017)	10.75%	8/28/2012	4,207	3,778	0.4%
				36,590	33,650	3.9%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($64,098 par, due 3/2020)	6.25%	3/3/2014	62,856	62,816	7.5%
Great Atlantic & Pacific Tea Co. Inc. (3)(4)	First-lien loan ($22,574 par, due 9/2019)	9.85%	9/17/2014	22,231	22,405	2.7%
				85,087	85,221	10.2%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($62,915 par, due 4/2018)	7.50%	4/11/2013	61,394	63,387	7.5%
Leaf US Holdings, Inc. (3)(4)(5)	First-lien loan ($29,376 par, due 6/2019)	7.50%	6/30/2014	28,793	28,984	3.4%
Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%	9/12/2013	29,230	29,582	3.5%
ScentAir Technologies, Inc (3)(4)	First-lien loan ($17,143 par, due 12/2019)	7.50%	12/30/2014	16,737	16,862	2.0%
				136,154	138,815	16.4%
Chemicals
Vertellus Specialties, Inc. (3)(4)	First-lien loan ($19,900 par, due 10/2019)	10.50%	10/31/2014	19,246	17,562	2.1%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($27,590 par, due 9/2018)	8.75%	9/30/2013	27,080	27,590	3.3%
Electronics
MyAlarm Center, LLC (3)(4)	First-lien loan ($63,859 par, due 1/2018)	8.50%	1/9/2014	63,074	63,375	7.5%
MyAlarm Center, LLC	Mezzanine loan ($4,887 par, due 7/2018)	16.25% (incl. 4.25% PIK)	1/9/2014	4,851	4,862	0.6%
APX Group Inc.	Senior notes 8.75% ($10,000 par, due 12/2020)	8.75%	12/11/2014	8,608	9,225	1.1%
				76,533	77,462	9.2%
Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($39,684 par, due 12/2017)	8.00%	12/28/2012	39,082	40,080	4.8%
PayLease, LLC (3)	First-lien loan ($33,000 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	32,247	32,240	3.8%
Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($65,628 par, due 12/2018)	7.50%	11/21/2012	64,573	64,972	7.7%
				135,902	137,292	16.3%
Healthcare and pharmaceuticals

Aesynt Incorporated (3)(4)(6)	First-lien loan ($34,344 par, due 5/2019)	7.00%	5/8/2014	$33,542	$33,485	4.0%
Global Healthcare Exchange, Inc. (3)(4)	First-lien loan ($46,134 par, due 3/2020)	8.50%	3/11/2014	45,076	45,272	5.4%
Helix Health, Ltd. (3)(5)	First-lien loan (EUR 28,224 par, due 9/2019)	11.50% (incl. 3.00% PIK)	9/30/2014	34,051	29,252	3.5%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	242	228	0.0%
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($68,948 par, due 5/2018)	7.00%	11/9/2012	67,846	69,637	8.3%
SRS Software, LLC (3)(4)	First-lien loan ($33,281 par, due 12/2017)	8.75%	12/28/2012	32,771	33,448	4.0%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,938	2,010	0.2%
				215,466	213,332	25.4%
Hotel, gaming, and leisure
Centaur, LLC (3)(4)	Second-lien loan ($10,000 par, due 2/2020)	8.75%	2/15/2013	9,934	10,075	1.2%
IRG Sports & Entertainment, LLC (3)(4)	First-lien loan ($44,201 par, due 9/2019)	12.00% (incl. 5.00% PIK)	9/30/2014	41,720	40,444	4.8%
Soho House (5)	Second-lien bond (GBP 20,375 par, due 10/2018)	9.13%	9/20/2013	33,252	31,759	3.8%
				84,906	82,278	9.8%
Human Resource Support Services
Saba Software, Inc. (3)(6)	First-lien loan ($55,000 par, due 3/2021)	9.75%	3/30/2015	54,354	54,175	6.4%

Insurance
Infogix, Inc. (3)(4)	First-lien loan ($34,950 par, due 6/2017)	10.00%	6/1/2012	34,588	34,775	4.1%
	First-lien revolving loan ($2,202 par, due 6/2017)	11.00%	6/1/2012	2,159	2,177	0.3%
Insurity, Inc. (3)(4)(6)	First-lien loan ($64,838 par, due 10/2020)	7.50%	10/31/2014	64,222	64,189	7.6%
				100,969	101,141	12.0%
Internet Services
Highwinds Capital, Inc. (3)(4)	First-lien loan ($54,038 par, due 7/2018)	9.00%	3/7/2014	53,332	53,468	6.4%

Manufacturing
Jeeves Information Systems AB (3)(5)(6)	First-lien loan (SEK 200,499 par, due 3/2019)	8.75%	6/5/2013	30,495	23,074	2.7%
Metals and mining
Metalico, Inc. (3)(4)(6)	First-lien loan ($19,773 par, due 11/2019)	10.50%	11/21/2013	17,604	21,009	2.5%
Office products
Ecommerce Industries, Inc. (3)(4)(6)	First-lien loan ($37,358 par, due 3/2019)	7.25%	3/11/2014	37,074	37,122	4.4%
Oil, gas and consumable fuels
Milagro Exploration, LLC (3)(4)	First-lien loan ($62,464 par, due 9/2017)	9.50%	9/4/2014	61,802	61,993	7.4%
Mississippi Resources, LLC (3)(4)(8)	First-lien loan ($42,568 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	41,835	40,865	4.9%
				103,637	102,858	12.3%
Retail

Toys 'R' Us-Delaware, Inc. (3)(4)	First-lien loan ($42,000 par, due 10/2019)	8.25%	10/10/2014	$41,179	$41,685	5.0%
Transportation
Carrix, Inc. (3)	First-lien loan ($8,000 par, due 1/2019)	4.50%	3/17/2015	7,440	7,387	0.9%
Kewill, Ltd. (3)(5)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	61,473	61,406	7.3%

Total Debt Investments				1,324,521	1,316,527	156.5%
Equity and Other Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	942	0.1%
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467	515	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137	151	0.0%
Helix Health, Ltd. (5)	Warrants		9/30/2014	877	745	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,134	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	11	0.0%
				3,481	2,556	0.3%
Hotel, gaming, and leisure
IRG Sports & Entertainment, LLC	Warrants		9/30/2014	1,494	762	0.1%
Metals and mining
Metalico, Inc.	Warrants		11/21/2013	1,343	149	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (8)	Class A Member Units (933 units)		6/4/2014	8,874	4,505	0.5%
Other
Symphony (5)(7)	Structured Product	5.98%	11/17/2014	5,544	5,552	0.7%
Total Equity and Other Investments				21,516	14,466	1.7%
Total Investments				$1,346,037	$1,330,993	158.2%
(1)	Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(7)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(8)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2015 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Company	Fair Value at December 31, 2014	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at March 31, 2015	Other Income	Interest Income
Mississippi Resources, LLC	$41,636	$3,220	$(91)	$605	$—	$45,370	$57	$1,417
Total	$41,636	$3,220	$(91)	$605	$—	$45,370	$57	$1,417
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

Consolidated Schedule of Investments as of December 31, 2014

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($32,826 par, due 6/2017)	9.75%	8/28/2012	$32,340	$30,447	3.6%
	First-lien revolving loan ($4,500 par, due 6/2017)	10.75%	8/28/2012	4,421	4,097	0.5%
				36,761	34,544	4.1%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($64,399 par, due 3/2020)	6.25%	3/3/2014	63,102	63,111	7.5%
Great Atlantic & Pacific Tea Co. Inc. (3)(4)	First-lien loan ($22,787 par, due 9/2019)	9.85%	9/17/2014	22,426	22,274	2.6%
				85,528	85,385	10.1%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($63,933 par, due 4/2018)	7.50%	4/11/2013	62,282	63,933	7.6%
Leaf US Holdings, Inc. (3)(4)(5)	First-lien loan ($16,418 par, due 6/2019)	7.50%	6/30/2014	16,077	16,003	1.9%
Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%	9/12/2013	29,204	29,506	3.5%
ScentAir Technologies, Inc (3)(4)	First-lien loan ($16,071 par, due 12/2019)	7.50%	12/30/2014	15,628	15,621	1.9%
				123,191	125,063	14.9%
Chemicals
Vertellus Specialties, Inc. (3)(4)	First-lien loan ($19,950 par, due 10/2019)	10.50%	10/31/2014	19,267	18,753	2.2%
Communications
IPC Systems, Inc. (3)(4)	Second-lien loan ($17,000 par, due 5/2021)	9.50%	5/2/2014	16,935	17,680	2.1%
Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($39,240 par, due 2/2018)	8.50%	2/8/2013	38,984	40,025	4.8%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($28,125 par, due 9/2018)	8.75%	9/30/2013	27,576	27,914	3.3%
Electronics
MyAlarm Center, LLC (3)(4)	First-lien loan ($61,861 par, due 1/2018)	8.50%	1/9/2014	61,013	60,893	7.2%
MyAlarm Center, LLC	Mezzanine loan ($4,887 par, due 7/2018)	16.25% (incl. 4.25% PIK)	1/9/2014	4,849	4,520	0.5%
APX Group Inc.	First-lien bond 6.375% ($5,000 par, due 12/2019)	6.38%	12/12/2014	4,727	4,788	0.6%
	First-lien bond 8.75% ($10,000 par, due 12/2020)	8.75%	12/11/2014	8,566	8,444	1.0%
				79,155	78,645	9.3%
Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($40,243 par, due 12/2017)	8.00%	12/28/2012	39,585	40,544	4.8%
Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($66,470 par, due 12/2018)	7.50%	11/21/2012	65,344	65,971	7.8%

				104,929	106,515	12.6%
Healthcare and pharmaceuticals
Aesynt Incorporated (3)(4)(6)	First-lien loan ($34,563 par, due 5/2019)	7.00%	5/8/2014	$33,714	$33,526	4.0%
Global Healthcare Exchange, Inc. (3)(4)	First-lien loan ($46,250 par, due 3/2020)	8.50%	3/11/2014	45,149	45,139	5.4%
Helix Health, Ltd. (3)(5)	First-lien loan (EUR 28,014 par, due 9/2019)	11.50% (incl. 3.00% PIK)	9/30/2014	33,761	32,373	3.8%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	235	227	0.0%
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($69,405 par, due 5/2018)	7.00%	11/9/2012	68,221	68,885	8.2%
SRS Software, LLC (3)(4)	First-lien loan ($33,750 par, due 12/2017)	8.75%	12/28/2012	33,192	33,834	4.0%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,933	2,005	0.2%
				216,205	215,989	25.6%
Hotel, gaming, and leisure
Centaur, LLC (3)(4)	Second-lien loan ($10,000 par, due 2/2020)	8.75%	2/15/2013	9,931	9,913	1.2%
IRG Sports & Entertainment, LLC (3)(4)	First-lien loan ($43,653 par, due 9/2019)	12.00% (incl. 5.00% PIK)	9/30/2014	41,073	40,161	4.8%
Soho House (5)	Second-lien bond (GBP 13,750 par, due 10/2018)	9.13%	9/20/2013	22,826	22,565	2.7%
				73,830	72,639	8.7%
Insurance
Infogix, Inc. (3)(4)	First-lien loan ($35,438 par, due 6/2017)	10.00%	6/1/2012	35,034	35,260	4.2%
	First-lien revolving loan ($2,010 par, due 6/2017)	11.00%	6/1/2012	1,961	1,985	0.2%
Insurity, Inc. (3)(4)(6)	First-lien loan ($65,000 par, due 10/2020)	7.50%	10/31/2014	64,363	64,025	7.6%
				101,358	101,270	12.0%
Internet Services
Highwinds Capital, Inc. (3)(4)	First-lien loan ($41,401 par, due 7/2018)	9.00%	3/7/2014	40,931	40,859	4.9%

Manufacturing
Jeeves Information Systems AB (3)(5)(6)	First-lien loan (SEK 203,140 par, due 3/2019)	8.75%	6/5/2013	30,897	25,690	3.1%
Metals and mining
Metalico, Inc. (3)(4)(6)	First-lien loan ($19,973 par, due 11/2019)	10.50%	11/21/2013	17,699	21,321	2.5%
Office products
Ecommerce Industries, Inc. (3)(4)(6)	First-lien loan ($35,390 par, due 3/2019)	7.25%	3/11/2014	35,090	34,868	4.1%
Oil, gas and consumable fuels
Milagro Exploration, LLC (3)(4)	First-lien loan ($62,857 par, due 9/2017)	9.50%	9/4/2014	62,130	61,457	7.3%
Mississippi Resources, LLC (3)(4)(8)	First-lien loan ($39,505 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	38,706	37,381	4.4%
				100,836	98,838	11.7%
Retail
Toys 'R' Us-Delaware, Inc. (3)(4)	First-lien loan ($42,000 par, due 10/2019)	8.25%	10/10/2014	41,149	41,370	4.9%

Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	$61,428	$61,250	7.3%

Total Debt Investments				1,251,749	1,248,618	148.2%
Equity and Other Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	932	0.1%
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467	467	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137	137	0.0%
Helix Health, Ltd. (5)	Warrants		9/30/2014	877	840	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,099	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	11	0.0%
				3,481	2,554	0.3%
Hotel, gaming, and leisure
IRG Sports & Entertainment, LLC	Warrants		9/30/2014	1,494	1,494	0.2%
Metals and mining
Metalico, Inc.	Warrants		11/21/2013	1,343	133	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (8)	Class A Member Units (933 units)		6/4/2014	8,874	4,254	0.5%
Other
Symphony (5)(7)	Structured Product	5.98%	11/17/2014	5,531	5,526	0.7%
Total Equity and Other Investments				21,503	14,893	1.8%
Total Investments				$1,273,252	$1,263,511	150.0%
(1)

Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. As of December 31, 2014, the Company does not “control” any of the portfolio companies nor are any of its portfolio companies considered to be “affiliates” (see Note 4). Certain portfolio company investments are subject to contractual restrictions on sales.

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

(7)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(8)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2014 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Company	Fair Value at December 31, 2013	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at December 31, 2014	Other Income	Interest Income
Mississippi Resources, LLC	$—	$47,580	$—	$(5,944)	$—	$41,636	$143	$2,994
Total	$—	$47,580	$—	$(5,944)	$—	$41,636	$143	$2,994
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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Increase in Net Assets Resulting from Operations
Net investment income	$20,787	$21,242
Net change in unrealized gains	1,560	5,715
Net realized gains (losses)	2,121	(1,609)
Increase in Net Assets Resulting from Operations	24,468	25,348
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	216,634
Reinvestment of dividends	2,701	7,794
Dividends declared from net investment income	(21,044)	(19,717)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(18,343)	204,711
Total Increase in Net Assets	6,125	230,059
Net assets, beginning of period	835,405	574,696
Net Assets, End of Period	$841,530	$804,755
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$6,818	$2,620

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$24,468	$25,348
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains) losses on investments	5,302	(3,944)
Net change in unrealized gains on foreign currency transactions	(7,215)	(1,771)
Net change in unrealized losses on interest rate swaps	353	—
Net realized gains on investments	(265)	—
Net realized losses on foreign currency transactions	9	1,609
Net realized gains on interest rate swaps	(1,852)	—
Net amortization of discount on securities	(1,754)	(4,434)
Amortization of debt issuance costs	742	578
Accretion of discount on Convertible Senior Notes	138	—
Purchases of investments, net	(139,319)	(325,289)
Proceeds from investments, net	5,000	50,035
Repayments on investments	64,394	103,567
Paid-in-kind interest	(935)	(630)
Changes in operating assets and liabilities:
Interest receivable	(1,090)	(4,003)
Interest receivable paid-in-kind	(94)	—
Prepaid expenses and other assets	382	(1,367)
Management fees payable to affiliate	64	192
Incentive fees payable to affiliate	(948)	1,390
Payable to affiliate	(1,357)	(617)
Other liabilities	(23,277)	7,817
Net Cash Used in Operating Activities	(77,254)	(151,519)
Cash Flows from Financing Activities
Borrowings on debt	244,387	487,378
Payments on debt	(147,826)	(517,042)
Debt issuance costs	(109)	(3,101)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	216,634
Dividends paid to stockholders	(18,282)	(7,017)
Net Cash Provided by Financing Activities	78,170	176,852
Net Increase in Cash and Cash Equivalents	916	25,333
Cash and cash equivalents, beginning of period	2,413	3,471
Cash and Cash Equivalents, End of Period	$3,329	$28,804
Supplemental Information:
Interest paid during the period	$2,673	$2,781
Excise taxes paid during the period	$1,200	$185
Dividends declared during the period	$21,044	$19,717
Reinvestment of dividends during the period	$2,701	$7,794
The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

TPG Specialty Lending, Inc. (“TSLX” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). TSLX is managed by TSL Advisers, LLC (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, TPG SL SPV, LLC, a Delaware limited liability company (“TPG SL SPV”). On May 19, 2014, the Company formed a wholly-owned subsidiary, TSL MR, LLC, a Delaware limited liability company.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”), on February 24, 2015.

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At March 31, 2015, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s volume of derivative trading activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.

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

The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under the Company’s Revolving Credit Facility to fund these investments.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements. In April 2015, the FASB issued a proposal to defer the effective date of this guidance for an additional year.  If approved by the FASB, this guidance would become effective for public companies for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016.

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

For the three months ended March 31, 2015, and 2014, the Company incurred expenses of $0.9 million and $0.6 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2015 and 2014, Management Fees were $5.0 million and $4.2 million, respectively.

Until the IPO, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three months ended March 31, 2015, no Management Fees were waived. For the three months ended March 31, 2014, $2.5 million of Management Fees were waived. Any waived Management Fees were not subject to recoupment by the Adviser. Following the IPO, the Adviser has not waived its right to receive the full Management Fee and accordingly, the Company will be required to continue to pay the full amount of the Management Fee.

The Incentive Fee consists of two parts, as follows:

(i)

Through March 31, 2014, the quarter in which the Company completed its IPO, the  first component, payable at the end of each quarter in arrears, equaled 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate” the calculation of which is further explained below, until the Adviser had received 15% of the total pre-Incentive Fee net investment income for that quarter and, for pre-Incentive Fee net investment income in excess of 1.76% quarterly, 15% of all remaining pre-Incentive Fee net investment income for that quarter . The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 15% on all pre-Incentive Fee net investment income when that amount equals 1.76% in a quarter (7.04% annualized), which is the rate at which catch-up was achieved. Once the “hurdle rate” is reached and catch-up is achieved, 15% of any pre-Incentive Fee net investment income in excess of 1.76% in any quarter is payable to the Adviser.

Beginning April 1, 2014, the first quarter after the Company’s IPO, the first component, payable at the end of each quarter in arrears, equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” the calculation of which is further explained below, until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a quarter (7.28% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any quarter is payable to the Adviser.

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

(ii)

The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from the Company’s inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. The Company accrues, but does not pay, a capital gains Incentive Fee with respect to unrealized appreciation because a capital gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014, is subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 is subject to an incentive fee rate of 17.5%.

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

For the three months ended March 31, 2015, Incentive Fees were $5.0 million, of which $4.5 million were realized and payable to the Adviser. For the three months ended March 31, 2014, Incentive Fees were $4.5 million, of which $3.9 million were realized and payable to the Adviser.

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

Investments at fair value consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,206,404	$1,199,200	$(7,204)
Second-lien debt investments	104,659	103,240	(1,419)
Mezzanine debt investments	13,459	14,087	628
Equity and other investments	21,515	14,466	(7,049)
Total Investments	$1,346,037	$1,330,993	$(15,044)

	December 31, 2014
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,127,215	$1,124,246	$(2,969)
Second-lien debt investments	111,121	111,408	287
Mezzanine debt investments	13,414	12,964	(450)
Equity and other investments	21,502	14,893	(6,609)
Total Investments	$1,273,252	$1,263,511	$(9,741)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Automotive	2.5%	2.7%
Beverage, food, and tobacco	6.4%	6.8%
Business services	10.5%	10.0%
Chemicals	1.4%	1.5%
Communications	—	1.4%
Containers and packaging	—	3.2%
Education	2.1%	2.2%
Electronics	5.8%	6.2%
Financial services	10.3%	8.4%
Healthcare and pharmaceuticals	16.2%	17.3%
Hotel, gaming, and leisure	6.2%	5.9%
Human resource support services	4.1%	—
Insurance	7.6%	8.0%
Internet services	4.0%	3.2%
Manufacturing	1.7%	2.0%
Metals and mining	1.6%	1.7%
Office products	2.8%	2.8%
Oil, gas and consumable fuels	8.1%	8.2%
Other	0.4%	0.4%
Retail	3.1%	3.3%
Transportation	5.2%	4.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
United States
Midwest	12.4%	13.1%
Northeast	21.6%	27.1%
South	23.8%	23.6%
West	29.0%	23.6%
Canada	2.2%	1.3%
Europe	11.0%	11.3%
Total	100.0%	100.0%

5. Derivatives

Foreign Currency

The Company enters into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The foreign currency forward contracts that the Company enters into typically have terms of approximately two months or less.  Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the three months ended March 31, 2015, the Company entered into foreign currency forward contracts related to its non-USD investments. The Company did not have any open foreign currency forward contracts as of March 31, 2015.

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

Interest Rate Swaps

In June 2014, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. As of December 31, 2014 the Company received fixed rate interest at 4.50% and paid variable rate interest based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 252.9 basis points.

In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. The new swap transactions mature on December 15, 2019.

During the three months ended March 31, 2015, the Company received $1.3 million and paid $0.9 million related to the quarterly settlements of its interest rate swaps. This net amount is a reduction to interest expense in the Company’s consolidated statements of operations.

For the three months ended March 31, 2015, the Company recognized $0.4 million in unrealized depreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of March 31, 2015, the swap transactions had a fair value of $0.7 million, which is included in receivable on interest rate swaps on the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of March 31, 2015, $2.4 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2015 and December 31, 2014:

	Fair Value Hierarchy at March 31, 2015
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$66,633	$1,132,567	$1,199,200
Second-lien debt investments	—	41,834	61,406	103,240
Mezzanine debt investments	—	9,225	4,862	14,087
Equity and other investments	—	5,552	8,914	14,466
Total Investments at Fair Value	$—	$123,244	$1,207,749	$1,330,993
Receivable on interest rate swaps	—	667	—	667
Total	$—	$123,911	$1,207,749	$1,331,660

	Fair Value Hierarchy at December 31, 2014
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$64,910	$1,059,336	$1,124,246
Second-lien debt investments	—	50,158	61,250	111,408
Mezzanine debt investments	—	8,444	4,520	12,964
Equity and other investments	—	5,525	9,368	14,893
Total Investments at Fair Value	$—	$129,037	$1,134,474	$1,263,511
Receivable on interest rate swaps	—	1,020	—	1,020
Total	$—	$130,057	$1,134,474	$1,264,531

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2015 and 2014:

	As of and for the Three Months Ended
	March 31, 2015
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of year	$1,059,336	$61,250	$4,520	$9,368	$1,134,474
Purchases	121,413	—	—	—	121,413
Repayments / redemptions	(47,344)	—	—	—	(47,344)
Paid-in-kind interest	935	—	—	—	935
Net change in unrealized gains (losses)	(3,236)	111	340	(454)	(3,239)
Net realized losses	(95)	—	—	—	(95)
Net amortization of discount on securities	1,558	45	2	—	1,605
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Year	$1,132,567	$61,406	$4,862	$8,914	$1,207,749

	As of and for the Three Months Ended
	March 31, 2014
	First-lien	Second-lien	Mezzanine
	debt	debt	debt	Equity
	investments	investments	investments	investments	Total
Balance, beginning of year	$854,972	$103,531	$—	$1,804	$960,307
Purchases	257,098	63,050	4,641	500	325,289
Proceeds from investments	(51,642)	—	—	—	(51,642)
Repayments / redemptions	(102,989)	(464)	—	—	(103,453)
Paid-in-kind interest	392	238	—	—	630
Net change in unrealized gains	542	2,907	21	36	3,506
Net amortization of discount on securities	4,204	165	2	—	4,371
Transfers into (out of) of Level 3	—	—	—	—	—
Balance, End of Year	$962,577	$169,427	$4,664	$2,340	$1,139,008

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2015 and 2014:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2015 on	March 31, 2014 on
	Investments Held at	Investments Held at
	March 31, 2015	March 31, 2014
First-lien debt investments	$(2,194)	$3,062
Second-lien debt investments	111	2,908
Mezzanine debt investments	340	21
Equity and other investments	(453)	35
Total	$(2,196)	$6,026

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2015 and December 31, 2014:

	March 31, 2015
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,132,567	Income approach (1)	Market yield	7.54% — 15.61% (10.63%)	Decrease
Second-lien debt investments	$61,406	Income approach	Market yield	10.93% — 10.93% (10.93%)	Decrease
Mezzanine debt investments	$4,862	Income approach	Market yield	19.64% — 19.64% (19.64%)	Decrease
Equity and other investments	$8,914	Market Multiple, Discounted Cash Flow or Black Scholes Option Model	Comparable multiple, discount rate or volatility	9.0x — 13.1x (11.9x) or 12.0% or 40%	Increase or decrease
(1)	Includes $54.2 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

	December 31, 2014
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,059,336	Income approach (1)	Market yield	8.00% — 15.35% (10.86%)	Decrease
Second-lien debt investments	$61,250	Income approach	Market yield	10.97% — 10.97% (10.97%)	Decrease
Mezzanine debt investments	$4,520	Income approach	Market yield	20.78% — 20.78% (20.78%)	Decrease
Equity and other investments	$9,368	Market Multiple, Discounted Cash Flow or Black Scholes Option Model	Comparable multiple, discount rate or volatility	7.9x — 13.0x (10.4x) or 14.4% or 40%	Increase or decrease
(1)	Includes $15.6 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s SPV Asset Facility and Revolving Credit Facility, which are categorized as Level 3 within the fair value hierarchy, as of March 31, 2015 and December 31, 2014, approximates their carrying value as the outstanding balances are callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of March 31, 2015, was $116.2 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2015 and December 31, 2014, the Company’s asset coverage was 273.4% and 311.0%, respectively.

Debt obligations consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (2)	$128,725	$128,725	$—	$128,725
Revolving Credit Facility	781,250	244,437	445,318	244,437
Convertible Senior Notes	115,000	115,000	—	112,061
Total Debt	$1,024,975	$488,162	$445,318	$485,223

	December 31, 2014
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (3)	$175,000	$106,725	$45,279	$106,725
Revolving Credit Facility	781,250	177,216	466,189	177,216
Convertible Senior Notes	115,000	115,000	—	111,923
Total Debt	$1,071,250	$398,941	$511,468	$395,864
(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated.

For the three months ended March 31, 2015 and 2014, the components of interest expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Interest expense	$3,163	$2,996
Commitment fees	598	250
Amortization of debt issuance costs	742	578
Accretion of original issue discount	138	—
Swap settlement	(421)	—
Total Interest Expense	$4,220	$3,824
Average debt outstanding (in millions)	$421.5	$471.0
Weighted average interest rate	2.6%	2.5%

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2015, the Company had outstanding debt denominated in Swedish Krona (SEK) of 203.1 million, Euro (EUR) of 28.1 million and Pound Sterling (GBP) of 21.0 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

SPV Asset Facility

On May 8, 2012, the “Closing Date,” the Company’s wholly owned subsidiary TPG SL SPV, LLC, a Delaware limited liability company, referred to as TPG SL SPV, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, the Company contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between the Company and TPG SL SPV. The Company consolidates TPG SL SPV in its consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility were permitted to be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by TPG SL SPV through its ownership of TPG SL SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

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

On January 21, 2014, TPG SL SPV entered into an agreement to amend and restate the credit and security agreement. The amended and restated facility, among other things:

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

•	extended the stated maturity date from May 8, 2020 to January 21, 2021;
•	modified pricing for Natixis to cost of funds + 2.25%; and
•	made certain changes to the eligibility criteria and concentration limits.

The reinvestment period under the amended and restated credit and security agreement terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated.

On March 27, 2015, TPG SL SPV further amended the amended and restated credit and security agreement (as amended, SPV Asset Facility). The second amended and restated credit and security agreement, among other things:

•	reduced the applicable margin with respect to loans from LIBOR lenders from 2.75% to 2.35%; and
•	syndicated a portion of the outstanding loan previously held by affiliates of Natixis to two new lenders.

Amounts drawn under the original credit and security agreement bore interest at LIBOR plus a margin or base rate plus a margin, in each case at TPG SL SPV’s option. Amounts outstanding under the SPV Asset Facility bear interest at LIBOR plus a margin, base rate plus a margin or the lenders’ cost of funds plus a margin. The undrawn portion of the commitment bore an unutilized commitment fee of 0.75%. This fee ceased to accrue on January 21, 2015 when the reinvestment period ended. The SPV Asset Facility contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay the Company’s other debt obligations

As of March 31, 2015 and December 31, 2014, TPG SL SPV had $360.8 million and $334.0 million, respectively, in investments at fair value, and $128.8 million and $108.8 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of March 31, 2015 and December 31, 2014, TPG SL SPV had $10.3 million and $10.2 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered the Company’s borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Convertible Senior Notes

On June 10, 2014, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019 (the “Convertible Senior Notes”). The Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of Convertible Senior Notes, the Company entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, as of March 31, 2015, the Company’s effective interest rate on the Convertible Senior Notes was three-month LIBOR plus 286 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three months ended March 31, 2015, the components of interest expense related to the Convertible Senior Notes were as follows:

March 31, 2015
Interest expense	$1,294
Accretion of original issue discount	138
Amortization of debt issuance cost	193
Total Interest Expense	$1,625

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three months ended March 31, 2015, the Company received $1.3 million and paid $0.9 million related to the quarterly settlement of its interest rate swaps.This net amount is a reduction to interest expense in the Company’s consolidated statements of operations. In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps, realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of March 31, 2015, the components of the carrying value of the Convertible Senior Notes and the stated interest rate were as follows:

December 2019
Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(2,939)
Carrying value of debt	$112,061
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate is 3 month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of March 31, 2015, the Company was in compliance with the terms of the Convertible Senior Notes Indenture.

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

As of March 31, 2015 and December 31, 2014, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2015 and December 31, 2014, the Company had the following commitments to fund investments:

	March 31, 2015	December 31, 2014
Senior secured revolving loan commitments	$25,660	$34,242
Senior secured term loan commitments	8,690	13,816
Total Portfolio Company Commitments	$34,350	$48,058

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2015, management is not aware of any pending or threatened litigation.

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

For the three months ended March 31, 2014, the Company issued 4,234,501 shares and received proceeds of $65 million related to capital drawdowns delivered pursuant to the Subscription Agreement.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2015 and 2014. All shares issued to stockholders in the tables below are newly issued shares.

	Three Months Ended
	March 31, 2015
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2014	December 31, 2014	February 2, 2015	162,490
Total Shares Issued			162,490

	Three Months Ended
	March 31, 2014
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2013	December 31, 2013	February 13, 2014	502,200
Total Shares Issued			502,200

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

On November 3, 2014, the Company’s Board approved a stock repurchase plan (the “Company 10b5-1 Plan”) to acquire up to $50 million in the aggregate of the Company’s common stock at prices below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.

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

Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of June 30, 2015 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

As of March 31, 2015, no shares had been repurchased under the Company 10b5-1 Plan.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2015	March 31, 2014
Increase in net assets resulting from operations	$24,468	$25,348
Weighted average shares of common stock outstanding—basic and diluted	53,902,074	41,539,083
Earnings per common share—basic and diluted	$0.45	$0.61

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2015 was less than the conversion price for the Convertible Senior Notes outstanding as of March 31, 2015. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2015	March 31, 2015	April 30, 2015	$0.39
Total Dividends Declared			$0.39

	Three Months Ended
	March 31, 2014
Date Declared	Record Date	Payment Date	Dividend per Share
March 26, 2014	March 31, 2014	April 30, 2014	$0.38
Total Dividends Declared			$0.38

The dividends declared during the three months ended March 31, 2015 and 2014 were derived from net investment income, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Ordinary Income (1)	$21.0	$19.7
Capital Gains	—	—
Total	$21.0	$19.7
(1)

For the three months ended March 31, 2015 and 2014, 75.9% and 84.0% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

The following reconciles increase in net assets resulting from operations for the three months ended March 31, 2015 and 2014 to taxable income at March 31, 2015 and 2014:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Increase in net assets resulting from operations	$24,468	$25,348
Adjustments:
Net unrealized gain on investments	(1,560)	(5,715)
Other income for tax purposes, not book	49	56
Deferred organization costs	(25)	(25)
Other expenses not currently deductible	329	125
Other book-tax differences	929	(1,188)
Taxable Income	$24,190	$18,601

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

During the three months ended March 31, 2015, permanent differences were principally related to $1.7 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $1.9 million attributable to derivative reclassifications, and $0.3 million attributable to accrued U.S. federal excise taxes. During the three months ended March 31, 2014, permanent differences of $1.6 million were principally attributable to foreign currency reclassifications, $1.0 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, as well as $9 thousand attributed to accrued U.S. federal excise taxes.

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

The tax cost of the Company’s investments as of March 31, 2015 and December 31, 2014, approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2015 and 2014.

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Per Share Data
Net asset value, beginning of period	$15.53	$15.52

Net investment income (1)	0.39	0.51
Net realized and unrealized gain (1)	0.06	0.10
Total from operations	0.45	0.61
Issuance of common stock, net of offering costs (1)	—	(0.24)
Dividends declared from net investment income (2)	(0.39)	(0.38)
Total increase (decrease) in net assets	0.06	(0.01)
Net Asset Value, End of Period	$15.60	$15.51
Per share market value at end of period	$17.21	$16.60
Total return based on market value (3)	4.6%	6.1%
Total return based on net asset value (4)	3.0%	2.4%
Shares Outstanding, End of Period	53,959,848	51,887,708
Ratios / Supplemental Data
Ratio of net expenses to average net assets (5)	7.9%	7.9%
Ratio of net investment income to average net assets (5)	9.9%	13.8%
Portfolio turnover (5)	19.9%	37.5%
Net assets, end of period	$841,530	$804,755
(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.

(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.

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

On November 3, 2014, our Board approved a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of June 30, 2015 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions. As of March 31, 2015, no shares had been repurchased under the Company 10b5-1 Plan.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2015, we have originated more than $3.6 billion aggregate principal amount of investments and retained approximately $2.5 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2015, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile, had weighted average annual revenue of $126 million and weighted average annual EBITDA of $32 million.

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

As of March 31, 2015, our average investment size in each of our portfolio companies was approximately $38.0 million.

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

As of March 31, 2015, no industry represented more than 16.2% of our total investment portfolio.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2015, approximately 97.9% of our portfolio was invested in secured debt, including 90.1% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2015, the weighted average term on new investment commitments in new portfolio companies was 5.5 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of March 31, 2015, we had call protection on 93.9% of our debt investments, with weighted average call prices of 107.2% for the first year, 104.0% for the second year and 102.0% for the third year, in each case from the date of the initial investment. As of March 31, 2015, 96.5% of our debt investments bore interest at floating rates, subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, with over $11 billion of assets under management, encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, Austin Credit Macro, which is focused on macro credit opportunities, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, is TPG’s special situations and credit platform. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 100 investment and operating professionals. Twenty six (26) of these personnel are dedicated to our business, including 19 investment professionals.

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

On December 16, 2014, we were granted an exemptive relief order from the SEC that, if certain conditions are met, allows us to co-invest with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. These conditions include, among others, prior approval by a majority of our Independent Directors. The terms and conditions of the investment applicable to any affiliates of TSSP and TPG also must be the same as those applicable to us.

Pursuant to the exemptive relief order, to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate for us to invest, our affiliates may be able to co-invest with us, subject to the approval of a majority of our Independent Directors. We believe our ability to co-invest with TSSP and TPG affiliates will be particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We expect that with the ability to co-invest with TSSP and TPG affiliates we will be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors.

Under the terms of the Investment Advisory Agreement and Administration Agreement, the Adviser’s services are not exclusive, and the Adviser is free to furnish similar or other services to others, so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we will pay the Adviser the base management fee, or the Management Fee, and may also pay certain incentive fees, or the Incentive Fees.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2015, 96.5% bear interest at a floating rate, subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2015, less than 3.0% of our total investment income was comprised of PIK interest.

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
•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing, including the allocable portion of the compensation of our Chief Compliance Officer, Chief Financial Officer and other professionals who spend time on those related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs);

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

The limited number of providers of capital to middle-market companies, combined with expected increases in required capital levels for financial institutions, reduces the capacity of traditional lenders to serve middle-market companies. Further, GE Capital, the largest non-bank lender in the U.S. middle market, recently announced its intention to sell nearly all of its non-captive finance assets. We believe that the exit of one of the largest middle market non-bank lender will likely create opportunities for the remaining non-bank lenders, including BDCs. We believe that the limited availability of capital creates a large number of opportunities for us to originate direct investments in companies. We also believe that the large amount of uninvested capital held by private equity firms will continue to drive deal activity, which may in turn create additional demand for debt capital.

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

Portfolio and Investment Activity

As of March 31, 2015, our portfolio consisted of 90.1% first-lien debt investments, 7.8% second-lien debt investments, 1.0% mezzanine debt investments and 1.1% equity and other investments. As of December 31, 2014, our portfolio consisted of 89.0% first-lien debt investments, 8.8% second-lien debt investments, 1.0% mezzanine debt investments, and 1.2% equity and other investments.

As of March 31, 2015 and December 31, 2014, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.4% and 10.3%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.3% and 10.3%, respectively.

As of March 31, 2015 and December 31, 2014, we had investments in 35 and 34 portfolio companies, respectively, with an aggregate fair value of $1,331.0 million and $1,263.5 million, respectively.

For the three months ended March 31, 2015, we made new investment commitments of $137.8 million, $101.0 million in three new portfolio companies and $36.8 million in three existing portfolio companies. For this period, we had $60.8 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $71.0 million aggregate principal amount.

For the three months ended March 31, 2014, we made new investment commitments of $314.6 million, $303.8 million in six new portfolio companies and $10.8 million in two existing portfolio companies. For this period, we had $101.2 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $187.0 million aggregate principal amount.

Our investment activity for the three months ended March 31, 2015 and 2014 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2015	March 31, 2014
New investment commitments:
Gross originations	$267.8	$369.6
Less: Syndications/sell downs	130.0	55.0
Total new investment commitments	$137.8	$314.6
Principal amount of investments funded:
First-lien	$122.0	$218.0
Second-lien	9.8	65.0
Mezzanine	—	4.7
Equity and other	—	0.5
Total	$131.8	$288.2
Principal amount of investments sold or repaid:
First-lien	$43.8	$101.2
Second-lien	17.0	—
Total	$60.8	$101.2
Number of new investment commitments in new portfolio companies	3	6
Average new investment commitment amount in new portfolio companies	$33.7	$50.6
Weighted average term for new investment commitments in new portfolio companies (in years)	5.5	4.7
Percentage of new debt investment commitments at floating rates	92.9%	98.5%
Percentage of new debt investment commitments at fixed rates	7.1%	1.5%
Weighted average interest rate of new investment commitments	10.2%	9.1%
Weighted average spread over LIBOR of new floating rate investment commitments	9.3%	7.8%
Weighted average interest rate on investments sold or paid down	8.6%	9.4%

As of March 31, 2015 and December 31, 2014, our investments consisted of the following:

	March 31, 2015		December 31, 2014
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,199.2	$1,206.4	$1,124.2	$1,127.2
Second-lien debt investments	103.2	104.7	111.4	111.1
Mezzanine debt investments	14.1	13.4	13.0	13.4
Equity and other investments	14.5	21.5	14.9	21.5
Total	$1,331.0	$1,346.0	$1,263.5	$1,273.2

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,346.0	100.0%	$1,273.2	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,346.0	100.0%	$1,273.2	100.0%

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

The weighted average yields and interest rates of our debt investments at fair value as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Weighted average total yield of debt and income producing securities	10.4%	10.3%
Weighted average interest rate of debt and income producing securities	9.9%	9.9%
Weighted average spread over LIBOR of all floating rate investments	8.8%	8.7%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2015 and December 31, 2014. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2015		December 31, 2014
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$786.1	59.1%	$904.3	71.6%
2	470.0	35.3%	260.7	20.6%
3	—	—	98.5	7.8%
4	74.9	5.6%	—	—
5	—	—	—	—
Total	$1,331.0	100.0%	$1,263.5	100.0%

Results of Operations

Operating results for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
Total investment income	$37.7	$33.5
Less: Net expenses	16.6	12.3
Net investment income before income taxes	21.1	21.2
Less: Income taxes, including excise taxes	0.3	0.0
Net investment income	20.8	21.2
Net realized gains (losses)	2.1	(1.6)
Net change in unrealized gains	1.6	5.7
Net increase in net assets resulting from operations	$24.5	$25.3

Investment Income

	Three Months Ended March 31,
($ in millions)	2015	2014
Interest from investments	$34.3	$31.1
Other income	3.4	2.4
Total investment income	$37.7	$33.5

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $31.1 million for the three months ended March 31, 2014 to $34.3 million for the three months ended March 31, 2015, primarily due to the increase in the size of our investment portfolio. The average size of our investment portfolio increased from $1.1 billion during the three months ended March 31, 2014 to $1.3 billion during the three months ended March 31, 2015. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $1.2 million for the three months ended March 31, 2014 to $0.3 million for the three months ended March 31, 2015. In addition, prepayment fees increased from $1.0 million for the three months ended March 31, 2014 to $1.7 million for the three months ended March 31, 2015. The accelerated amortization and prepayment fees primarily resulted from full paydowns on three portfolio investments during the three months ended March 31, 2014 and full paydowns on two portfolio investments during the three months ended March 31, 2015. Other income increased from $2.4 million for the three months ended March 31, 2014 to $3.4 million for the three months ended March 31, 2015, primarily due to higher syndication, amendment and agency fees earned during 2015.

Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
Interest	$4.2	$3.8
Management fees (net of waivers)	5.0	1.8
Incentive fees related to pre-incentive fee net investment income	4.5	3.9
Incentive fees related to realized/unrealized capital gains	0.5	0.6
Professional fees	1.2	1.2
Directors fees	0.1	0.1
Other general and administrative	1.1	0.9
Net Expenses	$16.6	$12.3

Interest

Interest, including other debt financing expenses, increased from $3.8 million for the three months ended March 31, 2014 to $4.2 million for the three months ended March 31, 2015. This increase was primarily due to an increase in the average interest rate on our debt outstanding from 2.5% for the three months ended March 31, 2014 to 2.6% for the three months ended March 31, 2015. The increase in the average interest rate on our debt was offset by a decrease in the weighted average debt outstanding from $471 million for the three months ended March 31, 2014 to $422 million for the three months ended March 31, 2015.

Management Fees

Management Fees (net of waivers) increased from $1.8 million for the three months ended March 31, 2014 to $5.0 million for the three months ended March 31, 2015. Management Fees increased from $4.2 million for the three months ended March 31, 2014 to $5.0 million for the three months ended March 31, 2015 due to the increase in total assets, which increased from an average of $1.1 billion for the three months ended March 31, 2014 to an average of $1.3 billion for the three months ended March 31, 2015. Management Fees waived were $2.4 million for the three months ended March 31, 2014. There were no management fees waived for the three months ended March 31, 2015.

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

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $3.9 million for the three months ended March 31, 2014 to $4.5 million for the three months ended March 31, 2015.  This increase resulted from an increase in the Incentive Fee rate from 15% through March 31, 2014 to 17.5% beginning April 1, 2014 as a result of the consummation of our IPO. Incentive Fees related to capital gains and losses decreased from $0.6 million for the three months ended March 31, 2014 to $0.5 million for the three months ended March 31, 2015 due to changes in unrealized gains and losses on our investments, realized gains on our investments and realized losses on foreign currency transactions.

Professional Fees and Other General and Administrative Expenses

Professional fees were $1.2 million for each of the three months ended March 31, 2014 and 2015, while other general and administrative fees increased from $0.9 million for the three months ended March 31, 2014 to $1.1 million for the three months ended March 31, 2015 due to an increase in costs associated with servicing a growing investment portfolio.

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

For the three months ended March 31, 2015 and 2014 we recorded a net expense of $0.3 million and $9 thousand, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in millions)	2015	2014
Net realized gains (losses) on investments	$0.3	$(0.0)
Net realized gains on interest rate swaps	1.8	—
Net realized gains on foreign currency transactions	0.0	—
Net realized gains (losses) on foreign currency forward contracts	0.0	(1.6)
Net realized losses on foreign currency investments	(0.1)	—
Net realized gains on foreign currency borrowings	0.1	—
Net realized gains (losses)	$2.1	$(1.6)

Change in unrealized gains on investments	$7.2	$8.4
Change in unrealized losses on investments	(12.5)	(4.5)
Net Change in Unrealized Gains (Losses) on Investments	$(5.3)	$3.9
Unrealized appreciation on foreign currency borrowings	7.2	0.5
Unrealized appreciation on foreign currency cash and forward contracts	(0.0)	1.3
Unrealized depreciation on interest rate swaps	(0.3)	—
Net Change in Unrealized Gains on Foreign Currency Transactions and Interest Rate Swaps	$6.9	$1.8

Net Change in Unrealized Gains	$1.6	$5.7

For the three months ended March 31, 2015, we had net realized gains on investments of $0.3 million. For the three months ended March 31, 2014 we had net realized losses on investments of less than $0.1 million. For the three months ended March 31, 2015, we had net realized gains on interest rate swaps of $1.8 million. For the three months ended March 31, 2015, we had net realized gains on foreign currency transactions and foreign currency forward contracts of less than $0.1 million, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2014 we had net realized losses on foreign currency forward contracts of $1.6 million primarily as a result of settling our foreign currency forward contracts. For the three months ended March 31, 2015, we had net realized losses of $0.1 million on foreign currency investments and net realized gains of $0.1 million on foreign currency borrowings. We did not have realized gains or losses on foreign currency investments or foreign currency borrowings for the three months ended March 31, 2014.

For the three months ended March 31, 2015 we had $7.2 million in unrealized appreciation on 22 portfolio company investments, which was offset by $12.5 million in unrealized depreciation on 15 portfolio company investments. Unrealized appreciation resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments.

Unrealized depreciation resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three months ended March 31, 2014, we had $8.4 million in unrealized appreciation on 20 portfolio company investments which was partially offset by $4.5 million in unrealized depreciation on 13 portfolio company investments. Unrealized appreciation resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three months ended March 31, 2015, we had unrealized appreciation on foreign currency borrowings of $7.2 million, primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the three months ended March 31, 2014, we had unrealized appreciation on foreign currency borrowings of $0.5 million, primarily as a result of fluctuations in the GBP and SEK exchange rates. For the three months ended March 31, 2015, we had unrealized depreciation on foreign currency cash and forward contracts of less than $0.1 million. For the three months ended March 31, 2014, we had unrealized appreciation on foreign currency forward contracts of $1.3 million. For the three months ended March 31, 2015, we had unrealized depreciation on interest rate swaps of $0.3 million due to fluctuations in interest rates. For the three months ended March 31, 2014, we did not have unrealized appreciation or depreciation on interest rate swaps.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2015, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 16.3% (based on cash invested of $904.0 million and total proceeds from these exited investments of $1,073.4 million). Eighty seven percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under our Revolving Credit Facility to fund these investments.  For the three months ended March 31, 2015, we had $7.2 million of unrealized gains on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amount approximates the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2015.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2015.

During the three months ended March 31, 2015, we entered into foreign currency forward contracts related to our non-USD denominated investments, which in total generated a realized gain of less than $0.1 million. As of March 31, 2015, we did not have any open foreign currency forward contracts. During the three months ended March 31, 2014, we settled our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd., which in total generated a realized loss of $1.6 million. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

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

The capital commitments of our private phase investors terminated upon the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of March 31, 2015 and December 31, 2014, our asset coverage ratio was 273.4% and 311.0%, respectively.

Cash and cash equivalents as of March 31, 2015, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2015, we had approximately $445.3 million of availability on our Revolving Credit Facility.

As of March 31, 2015, we had $3.3 million in cash and cash equivalents, an increase of $0.9 million from December 31, 2014. During the three months ended March 31, 2015, we used $77.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $139.3 million and other operating activity of $31.9 million, which was partially offset by proceeds from investments of $5.0 million, repayments on investments of $64.4 million, and an increase in net assets resulting from operations of $24.5 million. Lastly, cash provided by financing activities was $78.2 million during the period, primarily due to net borrowings of $244.4 million, partially offset by net repayments on debt of $147.8 million, debt issuance costs of $0.1 million and dividends paid of $18.3 million.

As of March 31, 2015, we had $2.4 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $0.1 million from December 31, 2014. As of March 31, 2015, we had $10.3 million of restricted cash in our wholly owned subsidiary TPG SL SPV, an increase of less than $0.1 million from December 31, 2014. The increase was primarily attributable to increased interest payments from additional investments contributed to TPG SL SPV. Proceeds received by TPG SL SPV from interest and principal at the end of a quarterly reporting period that have not gone through a settlement process are considered to be restricted cash. The settlement process involves the payment of certain required amounts under the SPV Asset Facility, following which excess cash generated in TPG SL SPV may be distributed to us. Restricted cash is a component of prepaid expenses and other assets in our consolidated financial statements.

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

During the three months ended March 31, 2014, we did not deliver any drawdown notices to our private phase investors. On December 31, 2013, we delivered a capital drawdown notice to our private phase investors relating to the sale of 4,234,501 shares of our common stock for an aggregate offering price of $65.0 million. The sale closed on January 15, 2014. This capital drawdown notice is reflected in the number of shares issued for the three months ended March 31, 2014 below and in the consolidated financial statements for the three months ended March 31, 2014.

From inception through March 26, 2014, we had drawn down a total of $0.6 billion of capital and issued 38.9 million shares, excluding equity and shares issued through our dividend reinvestment plan. The remaining unfunded commitments under the subscription agreements terminated upon the completion of our IPO in March 2014, and hence as of March 31, 2015 no longer remain in effect.

During the three months ended March 31, 2015 and 2014, we issued 162,490 and 502,200 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $2.7 million and $7.8 million, respectively. On May 1, 2015, we issued 41,441 shares of our common stock through our dividend reinvestment plan for proceeds of $0.7 million, which is not reflected in the number of shares issued for the three months ended March 31, 2015 in this section or the consolidated financial statements for the three months ended March 31, 2015.

On November 3, 2014, the Board approved the Company 10b5-1 Plan to acquire up to $50 million in the aggregate of our common stock at prices below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.

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

Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of June 30, 2015 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions. As of March 31, 2015, no shares had been repurchased under the Company 10b5-1 Plan.

Debt

Debt consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (2)	$128,725	$128,725	$—	$128,725
Revolving Credit Facility	781,250	244,437	445,318	244,437
Convertible Senior Notes	115,000	115,000	—	112,061
Total Debt	$1,024,975	$488,162	$445,318	$485,223

	December 31, 2014
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$175,000	$106,725	$45,279	$106,725
Revolving Credit Facility	781,250	177,216	466,189	177,216
Convertible Senior Notes	115,000	115,000	—	111,923
Total Debt	$1,071,250	$398,941	$511,468	$395,864
(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated.

As of March 31, 2015 and December 31, 2014, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2015, we had outstanding debt denominated in Swedish Krona (SEK) of 203.1 million, Euro (EUR) of 28.1 million and Pound Sterling (GBP) of 21.0 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

SPV Asset Facility

On May 8, 2012, the Closing Date, our wholly owned subsidiary TPG SL SPV, LLC, a Delaware limited liability company, which we refer to as TPG SL SPV, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, we contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between us and TPG SL SPV. We consolidate TPG SL SPV in our consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility were permitted to be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by TPG SL SPV through our ownership of TPG SL SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

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

On January 21, 2014, TPG SL SPV entered into an agreement to amend and restate the credit and security agreement. The amended and restated facility, among other things:

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

•	extended the stated maturity date from May 8, 2020 to January 21, 2021;
•	modified pricing for Natixis to cost of funds + 2.25%; and
•	made certain changes to the eligibility criteria and concentration limits.

The reinvestment period under the amended and restated credit and security agreement terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated.

On March 27, 2015, TPG SL SPV further amended the amended and restated credit and security agreement, which we refer to as the SPV Asset Facility. The second amended and restated credit and security agreement, among other things, reduced the applicable margin with respect to loans from LIBOR lenders from 2.75% to 2.35% and syndicated a portion of the outstanding loan previously held by affiliates of Natixis to two new lenders.

Amounts drawn under the original credit and security agreement bore interest at LIBOR plus a margin or base rate plus a margin, in each case at TPG SL SPV’s option. Amounts outstanding under the SPV Asset Facility bear interest at LIBOR plus a margin, base rate plus a margin or the lenders’ cost of funds plus a margin. The undrawn portion of the commitment bore an unutilized commitment fee of 0.75%. This fee ceased to accrue on January 21, 2015 when the reinvestment period ended. The SPV Asset Facility contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay our other debt obligations.

As of March 31, 2015 and December 31, 2014, TPG SL SPV had $360.8 million and $334.0 million, respectively, in investments at fair value, and $128.8 million and $108.8 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of March 31, 2015 and December 31, 2014, TPG SL SPV had $10.3 million and $10.2 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered our borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Convertible Senior Notes

On June 10, 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, or the Convertible Senior Notes. The Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Senior Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of Convertible Senior Notes, we entered into two interest rate swaps, each with a $57.5 million notional amount to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the Convertible Senior Notes was three-month LIBOR plus 252.9 basis points. In January 2015, we closed out our existing interest rate swaps and simultaneously entered into new interest rate swaps, realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points.

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

As of March 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of March 31, 2015, we were in compliance with the terms of the Convertible Senior Notes Indenture.

The Convertible Senior Notes are accounted for in accordance with Accounting Standards Codification (“ASC” 470-20). Upon conversion of any of the Convertible Senior Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Senior Notes Indenture. We have determined that the embedded conversion options in the Convertible Senior Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the Convertible Senior Notes, we estimated at the time of issuance separate debt and equity components of the Convertible Senior Notes. An original issue discount equal to the equity components of the Convertible Senior Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2015 and December 31, 2014, we had the following commitments to fund investments:

($ in millions)	March 31, 2015	December 31, 2014
Senior secured revolving loan commitments	$25.7	$34.2
Senior secured term loan commitments	8.7	13.8
Total Portfolio Company Commitments	$34.4	$48.0

Other Commitments and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2015 and December 31, 2014, we had outstanding commitments to fund investments totaling $34.4 million and $48.0 million, respectively.

We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, our Adviser provides us with investment advisory and management services. For these services, we pay the Management Fee and the Incentive Fee.

Under the Administration Agreement, our Adviser furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse our Adviser for the allocable portion (subject to the review and approval of our Board) of expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our Chief Compliance Officer, Chief Financial Officer and other professionals who spend time on those related activities (based on a percentage of time those individuals devote, on an estimated basis, to our business and affairs). Our Adviser also offers on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2015 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$128.7	$—	$—	$—	$128.7
Revolving Credit Facility	244.5	—	—	244.5	—
Convertible Senior Notes	115.0	—	—	115.0	—
Total Contractual Obligations	$488.2	$—	$—	$359.5	$128.7

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

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015, and elsewhere in our filings with the SEC.

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

As of March 31, 2015, 96.5% of our debt investments in our portfolio bore interest at floating rates, subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our Convertible Senior Notes, which bear interest at a fixed rate, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of March 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$27.9	$14.6	$13.3
Up 200 basis points	$14.9	$9.8	$5.1
Up 100 basis points	$2.6	$4.9	$(2.3)
Down 25 basis points	$0.0	$(0.9)	$0.9
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

10.1

Second Amended and Restated Credit and Security Agreement, dated as of March 27, 2015, among TPG SL SPV, LLC, as Borrower, the Lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015)

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

TPG SPECIALTY LENDING, INC.

Date: May 7, 2015	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: May 7, 2015	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: May 7, 2015	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer