Form 10-Q
period 2015-06-30
TPG Specialty Lending, Inc.
filed 2015-08-04
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at August 4, 2015 was 54,027,547.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,347,439 and $1,225,672, respectively)	$1,352,134	$1,221,875
Controlled, affiliated investments (amortized cost of $50,840 and $47,580, respectively)	45,426	41,636
Total investments at fair value (amortized cost of $1,398,279 and $1,273,252, respectively)	1,397,560	1,263,511
Cash and cash equivalents	2,760	2,413
Interest receivable	7,361	6,137
Receivable for interest rate swaps	—	1,020
Receivable for investments sold	9,325	—
Prepaid expenses and other assets	41,999	30,650
Total Assets	$1,459,005	$1,303,731
Liabilities
Debt	$557,132	$395,864
Management fees payable to affiliate	5,296	4,887
Incentive fees payable to affiliate	7,623	5,955
Dividends payable	21,061	20,981
Payable for investments purchased	3,305	29,017
Payables to affiliate	1,400	2,918
Payable for interest rate swaps	18	—
Other liabilities	7,881	8,704
Total Liabilities	603,716	468,326
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 54,002,288 and 53,798,357 shares issued, respectively; and 54,001,289 and 53,797,358 shares outstanding, respectively	540	538
Additional paid-in capital	811,137	808,053
Treasury stock at cost; 999 shares	(1)	(1)
Undistributed net investment income	10,777	6,555
Net unrealized gains	11,311	188
Undistributed net realized gains	21,525	20,072
Total Net Assets	855,289	835,405
Total Liabilities and Net Assets	$1,459,005	$1,303,731
Net Asset Value Per Share	$15.84	$15.53

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$43,175	$44,425	$76,054	$75,543
Other income	629	845	4,006	3,208
Total investment income from non-controlled, non-affiliated investments	43,804	45,270	80,060	78,751
Investment income from controlled, affiliated investments:
Interest from investments	1,493	369	2,909	369
Other income	55	18	112	18
Total investment income from controlled, affiliated investments	1,548	387	3,021	387
Total Investment Income	45,352	45,657	83,081	79,138
Expenses
Interest	4,727	3,460	8,947	7,284
Management fees	5,296	4,522	10,247	8,759
Incentive fees	7,130	5,860	12,137	10,334
Professional fees	1,281	1,174	2,490	2,346
Directors’ fees	90	87	187	159
Other general and administrative	1,273	896	2,427	1,812
Total expenses	19,797	15,999	36,435	30,694
Management fees waived (Note 3)	—	—	—	(2,465)
Net Expenses	19,797	15,999	36,435	28,229
Net Investment Income Before Income Taxes	25,555	29,658	46,646	50,909
Income taxes, including excise taxes	535	225	840	234
Net Investment Income	25,020	29,433	45,806	50,675
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	14,400	(3,862)	8,493	82
Controlled, affiliated investments	(76)	—	529	—
Translation of assets and liabilities in foreign currencies	(3,906)	701	3,309	1,227
Interest rate swaps	(855)	792	(1,208)	792
Foreign currency forward contracts	—	—	—	1,244
Total net change in unrealized gains (losses)	9,563	(2,369)	11,123	3,345
Realized gains (losses):
Non-controlled, non-affiliated investments	(332)	118	(67)	118
Interest rate swaps	—	—	1,852	—
Foreign currency transactions	(146)	112	(141)	(1,496)
Total realized gains (losses)	(478)	230	1,644	(1,378)
Total Unrealized and Realized Gains (Losses)	9,085	(2,139)	12,767	1,967
Increase in Net Assets Resulting from Operations	$34,105	$27,294	$58,573	$52,642
Earnings per common share—basic and diluted	$0.63	$0.51	$1.09	$1.11
Weighted average shares of common stock outstanding—basic and diluted	53,987,627	53,120,358	53,945,087	47,361,713

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2015

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($32,660 par, due 6/2017)	9.75%	8/28/2012	$32,262	$30,863	3.6%
	First-lien revolving loan ($3,167 par, due 6/2017)	10.75%	8/28/2012	3,103	2,847	0.3%
				35,365	33,710	3.9%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($64,350 par, due 3/2020)	6.25%	3/3/2014	63,163	63,546	7.4%
Great Atlantic & Pacific Tea Co. Inc. (3)(4)	First-lien loan ($22,361 par, due 9/2019)	9.85%	9/17/2014	22,037	23,032	2.7%
				85,200	86,578	10.1%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($61,915 par, due 4/2018)	7.50%	4/11/2013	60,523	64,701	7.6%
Clarabridge, Inc. (3)	First-lien loan ($22,500 par, due 4/2019)	8.50%	5/20/2015	22,013	21,938	2.6%
Leaf US Holdings, Inc. (3)(4)(5)	First-lien loan ($29,303 par, due 6/2019)	7.50%	6/30/2014	28,750	28,989	3.4%
Network Merchants, Inc (3)(4)	First-lien loan ($29,119 par, due 9/2018)	8.75%	9/12/2013	28,725	29,866	3.5%
ScentAir Technologies, Inc (3)(4)	First-lien loan ($17,786 par, due 12/2019)	7.50%	12/30/2014	17,396	17,392	2.0%
				157,407	162,886	19.1%
Chemicals
Vertellus Specialties, Inc. (3)(4)	First-lien loan ($9,875 par, due 10/2019)	10.50%	10/31/2014	9,568	9,283	1.1%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($27,590 par, due 9/2018)	8.75%	9/30/2013	27,109	27,590	3.2%
Electronics
MyAlarm Center, LLC (3)(4)	First-lien loan ($63,293 par, due 1/2018)	9.00%	1/9/2014	62,572	63,293	7.4%
APX Group Inc.	Senior notes 8.75% ($10,000 par, due 12/2020)	8.75%	12/11/2014	8,651	9,000	1.1%
				71,223	72,293	8.5%
Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($39,125 par, due 12/2017)	8.00%	12/28/2012	38,578	39,809	4.7%
PayLease, LLC (3)	First-lien loan ($33,215 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	32,493	32,547	3.8%
Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($63,466 par, due 12/2018)	7.50%	11/21/2012	62,501	62,990	7.4%
				133,572	135,346	15.9%
Healthcare and pharmaceuticals

Aesynt Incorporated (3)(4)(6)	First-lien loan ($34,125 par, due 5/2019)	7.00%	5/8/2014	33,370	34,125	4.0%
Global Healthcare Exchange, Inc. (3)(4)	First-lien loan ($46,019 par, due 3/2020)	8.50%	3/11/2014	45,004	47,739	5.6%
Helix Health, Ltd. (3)(5)	First-lien loan (EUR 28,439 par, due 9/2019)	11.50% (incl. 3.00% PIK)	9/30/2014	34,352	30,894 (EUR 27,728)	3.6%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	249	265 (EUR 238)	0.0%
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($68,490 par, due 5/2018)	7.00%	11/9/2012	67,471	69,004	8.1%
SRS Software, LLC (3)(4)	First-lien loan ($32,813 par, due 12/2017)	8.75%	12/28/2012	32,350	33,059	3.9%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,944	2,015	0.2%
				214,740	217,101	25.4%
Hotel, gaming, and leisure
Centaur, LLC (3)(4)	Second-lien loan ($10,000 par, due 2/2020)	8.75%	2/15/2013	9,936	10,083	1.2%
CrunchTime Information Systems, Inc. (3)	First-lien loan ($25,130 par, due 4/2020)	9.00% (incl. 2.50% PIK)	4/16/2015	24,493	24,633	2.9%
IRG Sports & Entertainment, LLC (3)(4)(8)	First-lien loan ($40,569 par, due 9/2019)	12.00% (incl. 5.00% PIK)	9/30/2014	38,088	34,484	4.0%
Soho House (5)	Second-lien bond (GBP 20,375 par, due 10/2018)	9.13%	9/20/2013	33,188	33,165 (GBP 21,088)	3.9%
				105,705	102,365	12.0%
Human Resource Support Services
Saba Software, Inc. (3)(6)	First-lien loan ($55,000 par, due 3/2021)	9.75%	3/30/2015	54,375	54,313	6.4%

Insurance
Infogix, Inc. (3)(4)	First-lien loan ($34,463 par, due 6/2017)	10.00%	6/1/2012	34,143	34,376	4.0%
	First-lien revolving loan ($3,077 par, due 6/2017)	11.00%	6/1/2012	3,039	3,065	0.4%
Insurity, Inc. (3)(4)(6)	First-lien loan ($65,452 par, due 10/2020)	7.50%	10/31/2014	64,730	64,798	7.6%
				101,912	102,239	12.0%
Internet Services
Highwinds Capital, Inc. (3)(4)	First-lien loan ($51,835 par, due 7/2018)	9.00%	3/7/2014	51,225	52,353	6.1%
	First-lien revolving loan ($1,600 par, due 7/2018)	9.00%	3/7/2014	1,570	1,630	0.2%
				52,795	53,983	6.3%
Manufacturing
Jeeves Information Systems AB (3)(5)(6)	First-lien loan (SEK 197,857 par, due 3/2019)	8.75%	6/5/2013	30,093	24,620 (SEK 204,284)	2.9%
Metals and mining
Metalico, Inc. (3)(4)(6)	First-lien loan ($16,513 par, due 11/2019)	10.50%	11/21/2013	14,772	18,577	2.2%
Office products
Ecommerce Industries, Inc. (3)(4)(6)	First-lien loan ($36,811 par, due 3/2019)	7.25%	3/11/2014	36,547	36,638	4.3%
Oil, gas and consumable fuels

Key Energy Services (3)(5)	First-lien loan ($10,000 par, due 6/2020)	10.25%	5/27/2015	9,702	10,025	1.2%
Milagro Exploration, LLC (3)(4)	First-lien loan ($62,071 par, due 9/2017)	13.15%	9/4/2014	61,602	62,072	7.3%
Mississippi Resources, LLC (3)(4)(9)	First-lien loan ($42,625 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	41,966	41,239	4.8%
				113,270	113,336	13.3%
Retail
Quiksilver - Boardriders SA	Bond (EUR 6,287 par, due 12/2017)	8.88%	5/26/2015	6,698	6,278 (EUR 5,635)	0.7%
Quiksilver, Inc.	Bond ($750 par, due 8/2018)	7.88%	6/26/2015	647	641	0.1%
Sears (5)(7)	First-lien ABL revolving loan ($3,380 par, due 4/2016)	2.50%	4/15/2015	3,021	2,892	0.3%
Toys 'R' Us-Delaware, Inc. (3)(4)	First-lien loan ($49,000 par, due 10/2019)	8.25%	10/10/2014	48,239	49,245	5.8%
				58,605	59,056	6.9%
Transportation
Carrix, Inc. (3)	First-lien loan ($13,938 par, due 1/2019)	4.50%	3/17/2015	12,974	12,945	1.5%
Kewill, Ltd. (3)(5)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	61,519	61,250	7.2%
				74,493	74,195	8.7%

Total Debt Investments				1,376,751	1,384,109	162.2%
Equity and Other Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	1,073	0.1%
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467	544	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137	160	0.0%
Helix Health, Ltd. (5)	Warrants		9/30/2014	877	773 (EUR 694)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,138	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	12	0.0%
				3,481	2,627	0.3%
Hotel, gaming, and leisure
IRG Sports & Entertainment, LLC	Warrants		9/30/2014	1,494	-	0.0%
Metals and mining
Metalico, Inc.	Warrants		11/21/2013	1,343	-	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (9)	Class A Member Units (933 units)		6/4/2014	8,874	4,186	0.5%
Other
Symphony (5)(7)	Structured Product	6.02%	11/17/2014	5,556	5,565	0.7%
Total Equity and Other Investments				21,528	13,451	1.6%

Total Investments	$1,398,279	$1,397,560	163.8%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

(6)

In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.

(7)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(8)	Loan was on non-accrual status as of June 30, 2015.
(9)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2015 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company is as follows:

Company	Fair Value at December 31, 2014	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at June 30, 2015	Other Income	Interest Income
Mississippi Resources, LLC	$41,636	$3,442	$(182)	$529	$—	$45,425	$112	$2,909
Total	$41,636	$3,442	$(182)	$529	$—	$45,425	$112	$2,909
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

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2014

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($32,826 par, due 6/2017)	9.75%	8/28/2012	$32,340	$30,447	3.6%
	First-lien revolving loan ($4,500 par, due 6/2017)	10.75%	8/28/2012	4,421	4,097	0.5%
				36,761	34,544	4.1%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($64,399 par, due 3/2020)	6.25%	3/3/2014	63,102	63,111	7.6%
Great Atlantic & Pacific Tea Co. Inc. (3)(4)	First-lien loan ($22,787 par, due 9/2019)	9.85%	9/17/2014	22,426	22,274	2.7%
				85,528	85,385	10.3%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($63,933 par, due 4/2018)	7.50%	4/11/2013	62,282	63,933	7.7%
Leaf US Holdings, Inc. (3)(4)(5)	First-lien loan ($16,418 par, due 6/2019)	7.50%	6/30/2014	16,077	16,003	1.9%
Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%	9/12/2013	29,204	29,506	3.5%
ScentAir Technologies, Inc (3)(4)	First-lien loan ($16,071 par, due 12/2019)	7.50%	12/30/2014	15,628	15,621	1.9%
				123,191	125,063	15.0%
Chemicals
Vertellus Specialties, Inc. (3)(4)	First-lien loan ($19,950 par, due 10/2019)	10.50%	10/31/2014	19,267	18,753	2.2%
Communications
IPC Systems, Inc. (3)(4)	Second-lien loan ($17,000 par, due 5/2021)	9.50%	5/2/2014	16,935	17,680	2.1%
Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($39,240 par, due 2/2018)	8.50%	2/8/2013	38,984	40,025	4.8%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($28,125 par, due 9/2018)	8.75%	9/30/2013	27,576	27,914	3.3%
Electronics
MyAlarm Center, LLC (3)(4)	First-lien loan ($61,861 par, due 1/2018)	8.50%	1/9/2014	61,013	60,893	7.3%
MyAlarm Center, LLC	Mezzanine loan ($4,887 par, due 7/2018)	16.25% (incl. 4.25% PIK)	1/9/2014	4,849	4,520	0.5%
APX Group Inc.	First-lien bond 6.375% ($5,000 par, due 12/2019)	6.38%	12/12/2014	4,727	4,788	0.6%
	First-lien bond 8.75% ($10,000 par, due 12/2020)	8.75%	12/11/2014	8,566	8,444	1.0%
				79,155	78,645	9.4%
Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($40,243 par, due 12/2017)	8.00%	12/28/2012	39,585	40,544	4.9%

Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($66,470 par, due 12/2018)	7.50%	11/21/2012	65,344	65,971	7.9%
				104,929	106,515	12.8%
Healthcare and pharmaceuticals
Aesynt Incorporated (3)(4)(6)	First-lien loan ($34,563 par, due 5/2019)	7.00%	5/8/2014	33,714	33,526	4.0%
Global Healthcare Exchange, Inc. (3)(4)	First-lien loan ($46,250 par, due 3/2020)	8.50%	3/11/2014	45,149	45,139	5.4%
Helix Health, Ltd. (3)(5)	First-lien loan (EUR 28,014 par, due 9/2019)	11.50% (incl. 3.00% PIK)	9/30/2014	33,761	32,373 (EUR 26,753)	3.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	235	227 (EUR 188)	0.0%
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($69,405 par, due 5/2018)	7.00%	11/9/2012	68,221	68,885	8.2%
SRS Software, LLC (3)(4)	First-lien loan ($33,750 par, due 12/2017)	8.75%	12/28/2012	33,192	33,834	4.1%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,933	2,005	0.2%
				216,205	215,989	25.8%
Hotel, gaming, and leisure
Centaur, LLC (3)(4)	Second-lien loan ($10,000 par, due 2/2020)	8.75%	2/15/2013	9,931	9,913	1.2%
IRG Sports & Entertainment, LLC (3)(4)	First-lien loan ($43,653 par, due 9/2019)	12.00% (incl. 5.00% PIK)	9/30/2014	41,073	40,161	4.8%
Soho House (5)	Second-lien bond (GBP 13,750 par, due 10/2018)	9.13%	9/20/2013	22,826	22,565 (GBP 14,472)	2.7%
				73,830	72,639	8.7%
Insurance
Infogix, Inc. (3)(4)	First-lien loan ($35,438 par, due 6/2017)	10.00%	6/1/2012	35,034	35,260	4.2%
	First-lien revolving loan ($2,010 par, due 6/2017)	11.00%	6/1/2012	1,961	1,985	0.2%
Insurity, Inc. (3)(4)(6)	First-lien loan ($65,000 par, due 10/2020)	7.50%	10/31/2014	64,363	64,025	7.7%
				101,358	101,270	12.1%
Internet Services
Highwinds Capital, Inc. (3)(4)	First-lien loan ($41,401 par, due 7/2018)	9.00%	3/7/2014	40,931	40,859	4.9%

Manufacturing
Jeeves Information Systems AB (3)(5)(6)	First-lien loan (SEK 203,140 par, due 3/2019)	8.75%	6/5/2013	30,897	25,690 (SEK 201,109)	3.1%
Metals and mining
Metalico, Inc. (3)(4)(6)	First-lien loan ($19,973 par, due 11/2019)	10.50%	11/21/2013	17,699	21,321	2.6%
Office products
Ecommerce Industries, Inc. (3)(4)(6)	First-lien loan ($35,390 par, due 3/2019)	7.25%	3/11/2014	35,090	34,868	4.2%
Oil, gas and consumable fuels
Milagro Exploration, LLC (3)(4)	First-lien loan ($62,857 par, due 9/2017)	9.50%	9/4/2014	62,130	61,457	7.4%

Mississippi Resources, LLC (3)(4)(8)	First-lien loan ($39,505 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	38,706	37,381	4.5%
				100,836	98,838	11.9%
Retail
Toys 'R' Us-Delaware, Inc. (3)(4)	First-lien loan ($42,000 par, due 10/2019)	8.25%	10/10/2014	41,149	41,370	5.0%
Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	61,428	61,250	7.3%

Total Debt Investments				1,251,749	1,248,618	149.6%
Equity and Other Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	932	0.1%
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467	467	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137	137	0.0%
Helix Health, Ltd. (5)	Warrants		9/30/2014	877	840 (EUR 694)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,099	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	11	0.0%
				3,481	2,554	0.3%
Hotel, gaming, and leisure
IRG Sports & Entertainment, LLC	Warrants		9/30/2014	1,494	1,494	0.2%
Metals and mining
Metalico, Inc.	Warrants		11/21/2013	1,343	133	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (8)	Class A Member Units (933 units)		6/4/2014	8,874	4,254	0.5%
Other
Symphony (5)(7)	Structured Product	5.98%	11/17/2014	5,531	5,526	0.7%
Total Equity and Other Investments				21,503	14,893	1.8%
Total Investments				$1,273,252	$1,263,511	151.4%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Increase in Net Assets Resulting from Operations
Net investment income	$45,806	$50,675
Net change in unrealized gains	11,123	3,345
Net realized gains (losses)	1,644	(1,378)
Increase in Net Assets Resulting from Operations	58,573	52,642
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	235,212
Reinvestment of dividends	3,415	14,865
Dividends declared from net investment income	(42,104)	(39,989)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(38,689)	210,088
Total Increase in Net Assets	19,884	262,730
Net assets, beginning of period	835,405	574,696
Net Assets, End of Period	$855,289	$837,426
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$10,777	$11,781

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$58,573	$52,642
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(9,022)	(3,345)
Net change in unrealized gains on foreign currency transactions	(3,309)	—
Net change in unrealized losses on interest rate swaps	1,208	—
Net realized (gains) losses on investments	67	(118)
Net realized (gains) losses on foreign currency transactions	(12)	1,496
Net realized gains on interest rate swaps	(1,852)	—
Net amortization of discount on securities	(3,832)	(9,162)
Amortization of debt issuance costs	1,489	1,044
Accretion of discount on Convertible Senior Notes	277	—
Purchases of investments, net	(227,289)	(441,118)
Proceeds from investments, net	14,325	55,824
Repayments on investments	93,192	281,615
Paid-in-kind interest	(1,669)	(1,204)
Changes in operating assets and liabilities:
Interest receivable	(1,156)	(2,306)
Interest receivable paid-in-kind	(38)	—
Prepaid expenses and other assets	(20,370)	(16,448)
Management fees payable to affiliate	409	2,942
Incentive fees payable to affiliate	1,668	3,263
Payable to affiliate	(1,518)	129
Other liabilities	(26,537)	2,233
Net Cash Used in Operating Activities	(125,396)	(72,513)
Cash Flows from Financing Activities
Borrowings on debt	359,414	721,134
Payments on debt	(194,952)	(855,781)
Debt issuance costs	(109)	(5,404)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	235,212
Dividends paid to stockholders	(38,610)	(19,662)
Net Cash Provided by Financing Activities	125,743	75,499
Net Increase in Cash and Cash Equivalents	347	2,986
Cash and cash equivalents, beginning of period	2,413	3,471
Cash and Cash Equivalents, End of Period	$2,760	$6,457
Supplemental Information:
Interest paid during the period	$4,600	$5,310
Excise taxes paid during the period	$1,200	$185
Dividends declared during the period	$42,104	$39,989
Reinvestment of dividends during the period	$3,415	$14,865

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”), on February 24, 2015.

Certain prior period information has been reclassified to conform to the current period presentation. These reclassifications have no effect on the Company’s financial position or its results of operations as previously reported.

The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At June 30, 2015, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection.

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

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for public companies for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

For the three and six months ended June 30, 2015, the Company incurred expenses of $1.0 million and $1.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2014, the Company incurred expenses of $0.7 million and $1.3 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2015, Management Fees were $5.3 million and $10.2 million, respectively. For the three and six months ended June 30, 2014, Management Fees were $4.5 million and $8.8 million, respectively.

Until the IPO, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter.

For the three and six months ended June 30, 2015, no Management Fees were waived. For the three months ended June 30, 2014, no Management Fees were waived. For the six months ended June 30, 2014, Management Fees of $2.5 million were waived. Any waived Management Fees were not subject to recoupment by the Adviser. Following the IPO, the Adviser has not waived its right to receive the full Management Fee and accordingly, the Company will be required to continue to pay the full amount of the Management Fee.

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

For the three and six months ended June 30, 2015, Incentive Fees were $7.1 million and $12.1 million, respectively, of which $5.6 million and $10.1 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2014, Incentive Fees were $5.9 million and $10.3 million, respectively, of which $6.2 million and $10.0 million, respectively, were realized and payable to the Adviser.

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

Investments at fair value consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,256,759	$1,264,332	$7,573
Second-lien debt investments	104,643	104,499	(144)
Mezzanine and unsecured debt investments	15,349	15,278	(71)
Equity and other investments	21,528	13,451	(8,077)
Total Investments	$1,398,279	$1,397,560	$(719)

	December 31, 2014
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,127,215	$1,124,246	$(2,969)
Second-lien debt investments	111,120	111,408	288
Mezzanine and unsecured debt investments	13,414	12,964	(450)
Equity and other investments	21,503	14,893	(6,610)
Total Investments	$1,273,252	$1,263,511	$(9,741)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Automotive	2.4%	2.7%
Beverage, food, and tobacco	6.2%	6.8%
Business services	11.7%	10.0%
Chemicals	0.7%	1.5%
Communications	—	1.4%
Containers and packaging	—	3.2%
Education	2.0%	2.2%
Electronics	5.2%	6.2%
Financial services	9.7%	8.4%
Healthcare and pharmaceuticals	15.7%	17.3%
Hotel, gaming, and leisure	7.3%	5.9%
Human resource support services	3.9%	—
Insurance	7.3%	8.0%
Internet services	3.9%	3.2%
Manufacturing	1.8%	2.0%
Metals and mining	1.3%	1.7%
Office products	2.6%	2.8%
Oil, gas and consumable fuels	8.4%	8.2%
Other	0.4%	0.4%
Retail	4.2%	3.3%
Transportation	5.3%	4.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
United States
Midwest	11.4%	13.1%
Northeast	22.5%	27.1%
South	24.5%	23.6%
West	28.7%	23.6%
Canada	2.1%	1.3%
Europe	10.8%	11.3%
Total	100.0%	100.0%

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

During the three and six months ended June 30, 2015, the Company entered into foreign currency forward contracts related to its non-USD investments. The Company did not have any open foreign currency forward contracts as of June 30, 2015.

All realized and unrealized gains and losses on foreign currency forward contracts are included in unrealized and realized gains and losses within the Company’s consolidated statements of operations. Unrealized gains and losses on foreign currency forward contracts are also included in net unrealized gains within the Company’s consolidated balance sheets.

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

During the three and six months ended June 30, 2015, the Company received $1.3 million and $2.6 million, respectively, and paid $0.9 million and $1.8 million, respectively, related to the quarterly settlements of its interest rate swaps. During the three and six months ended June 30, 2014, there were no settlements of the Company’s interest rate swaps. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations.

For the three and six months ended June 30, 2015, the Company recognized $0.9 million and $1.2 million, respectively, in unrealized depreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of June 30, 2015, the swap transactions had a fair value of $0.02 million, which is included in payable on interest rate swaps on the Company’s consolidated balance sheet. For the three and six months ended June 30, 2014, the Company recognized $0.8 million in unrealized appreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of June 30, 2014, the swap transactions had a fair value of $0.8 million, which was included in receivable on interest rate swaps on the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of June 30, 2015, $1.9 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2015 and December 31, 2014:

	Fair Value Hierarchy at June 30, 2015
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$85,031	$1,179,301	$1,264,332
Second-lien debt investments	—	43,249	61,250	104,499
Mezzanine and unsecured debt investments	—	15,278	—	15,278
Equity and other investments	—	5,565	7,886	13,451
Total Investments at Fair Value	$—	$149,123	$1,248,437	$1,397,560
Payable on interest rate swaps	—	(18)	—	(18)
Total	$—	$149,105	$1,248,437	$1,397,542

	Fair Value Hierarchy at December 31, 2014
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$64,910	$1,059,336	$1,124,246
Second-lien debt investments	—	50,158	61,250	111,408
Mezzanine and unsecured debt investments	—	8,444	4,520	12,964
Equity and other investments	—	5,525	9,368	14,893
Total Investments at Fair Value	$—	$129,037	$1,134,474	$1,263,511
Receivable on interest rate swaps	—	1,020	—	1,020
Total	$—	$130,057	$1,134,474	$1,264,531

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2015:

	As of and for the Three Months Ended
	June 30, 2015
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,132,567	$61,406	$4,862	$8,914	$1,207,749
Purchases	55,397	—	—	—	55,397
Repayments / redemptions	(23,799)	—	(4,887)	—	(28,686)
Paid-in-kind interest	733	—	1	—	734
Net change in unrealized gains (losses)	12,664	(202)	(12)	(1,028)	11,422
Net realized losses	(83)	—	—	—	(83)
Net amortization of discount on securities	1,822	46	36	—	1,904
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,179,301	$61,250	$—	$7,886	$1,248,437

	As of and for the Six Months Ended
	June 30, 2015
	First-lien	Second-lien	Mezzanine
	debt	debt	and unsecured debt	Equity
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,059,336	$61,250	$4,520	$9,368	$1,134,474
Purchases	176,809	—	—	—	176,809
Proceeds from investments	—	—	—	—	—
Repayments / redemptions	(71,143)	—	(4,887)	—	(76,030)
Paid-in-kind interest	1,668	—	1	—	1,669
Net change in unrealized gains (losses)	9,429	(91)	328	(1,482)	8,184
Net realized losses	(179)	—	—	—	(179)
Net amortization of discount on securities	3,381	91	38	—	3,510
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,179,301	$61,250	$—	$7,886	$1,248,437

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2014:

	As of and for the Three Months Ended
	June 30, 2014
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$962,577	$169,427	$4,664	$2,340	$1,139,008
Purchases	95,099	—	—	8,872	103,971
Repayments / redemptions	(112,583)	(65,441)	—	—	(178,024)
Paid-in-kind interest	334	240	—	—	574
Net change in unrealized gains (losses)	(118)	(3,793)	(13)	165	(3,759)
Net amortization of discount on securities	2,676	1,980	2	—	4,658
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$947,985	$102,413	$4,653	$11,377	$1,066,428

	As of and for the Six Months Ended
	June 30, 2014
	First-lien	Second-lien	Mezzanine
	debt	debt	and unsecured debt	Equity
	investments	investments	investments	investments	Total
Balance, beginning of period	$854,972	$103,531	$—	$1,804	$960,307
Purchases	352,108	63,050	4,641	9,373	429,172
Proceeds from investments	(51,642)	—	—	—	(51,642)
Repayments / redemptions	(215,483)	(65,905)	—	—	(281,388)
Paid-in-kind interest	726	477	—	—	1,203
Net change in unrealized gains (losses)	424	(885)	7	200	(254)
Net realized gains	—	—	—	—	—
Net amortization of discount on securities	6,880	2,145	5	—	9,030
Transfers into Level 3	—	—	—	—	—
Balance, End of Period	$947,985	$102,413	$4,653	$11,377	$1,066,428

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2015 and 2014:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2015 on	June 30, 2014 on
	Investments Held at	Investments Held at
	June 30, 2015	June 30, 2014
First-lien debt investments	$12,664	$1,079
Second-lien debt investments	(202)	(457)
Mezzanine and unsecured debt investments	—	(14)
Equity and other investments	(1,028)	165
Total	$11,434	$773

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2015 on	June 30, 2014 on
	Investments Held at	Investments Held at
	June 30, 2015	June 30, 2014
First-lien debt investments	$10,470	$4,282
Second-lien debt investments	(91)	(885)
Mezzanine and unsecured debt investments	—	7
Equity and other investments	(1,481)	200
Total	$8,898	$3,604

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2015 and December 31, 2014. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2015
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,179,301	Income approach (1)	Market yield	5.1% — 14.9% (10.0%)	Decrease
Second-lien debt investments	$61,250	Income approach	Market yield	11.2% — 11.2% (11.2%)	Decrease
Equity and other investments	$7,886	Market Multiple or Discounted Cash Flow	Comparable multiple or discount rate	9.0x — 13.5x (11.8x) or 12.0%	Increase or decrease
(1)	Includes $21.9 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

	December 31, 2014
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,059,336	Income approach (1)	Market yield	8.00% — 15.35% (10.86%)	Decrease
Second-lien debt investments	$61,250	Income approach	Market yield	10.97% — 10.97% (10.97%)	Decrease
Mezzanine and unsecured debt investments	$4,520	Income approach	Market yield	20.78% — 20.78% (20.78%)	Decrease
Equity and other investments	$9,368	Market Multiple, Discounted Cash Flow or Black Scholes Option Model	Comparable multiple, discount rate or volatility	7.9x — 13.0x (10.4x) or 14.4% or 40%	Increase or decrease
(1)	Includes $15.6 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. If debt investments are credit impaired, an enterprise value analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. For the Company’s Level 3 equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s SPV Asset Facility and Revolving Credit Facility, which are categorized as Level 3 within the fair value hierarchy, as of June 30, 2015 and December 31, 2014, approximates their carrying value as the outstanding balances are callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of June 30, 2015, was $115.9 million, based on broker quotes received by the Company.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and Convertible Senior Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and debt, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2015 and December 31, 2014, the Company’s asset coverage was 253.5% and 311.0%, respectively.

Debt obligations consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (2)	$124,899	$124,899	$—	$124,899
Revolving Credit Facility	781,250	320,034	426,229	320,034
Convertible Senior Notes	115,000	115,000	—	112,199
Total Debt	$1,021,149	$559,933	$426,229	$557,132

	December 31, 2014
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (2)	$175,000	$106,725	$45,279	$106,725
Revolving Credit Facility	781,250	177,216	466,189	177,216
Convertible Senior Notes	115,000	115,000	—	111,923
Total Debt	$1,071,250	$398,941	$511,468	$395,864
(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated.

For the three and six months ended June 30, 2015 and 2014, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$3,757	$2,424	$6,919	$5,420
Commitment fees	469	497	1,067	748
Amortization of debt issuance costs	747	509	1,489	1,086
Accretion of original issue discount	138	30	277	30
Swap settlement	(384)	—	(805)	—
Total Interest Expense	$4,727	$3,460	$8,947	$7,284
Average debt outstanding (in millions)	$532.3	$354.8	$477.2	$412.6
Weighted average interest rate	2.5%	2.7%	2.6%	2.6%

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2015, the Company had outstanding debt denominated in Swedish Krona (SEK) of 200.5 million, Euro (EUR) of 34.4 million and Pound Sterling (GBP) of 21.0 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

SPV Asset Facility

On May 8, 2012, the “Closing Date,” the Company’s wholly owned subsidiary TPG SL SPV, LLC, a Delaware limited liability company, referred to as TPG SL SPV, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, the Company contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between the Company and TPG SL SPV. The Company consolidates TPG SL SPV in its consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility were permitted to be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by TPG SL SPV through its ownership of TPG SL SPV. The facility size was subject to availability under the borrowing base, which was based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

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

On May 15, 2015, the remaining portion of the outstanding loan previously held by affiliates of Natixis was syndicated to one new lender.

Amounts drawn under the original credit and security agreement bore interest at LIBOR plus a margin or base rate plus a margin, in each case at TPG SL SPV’s option. Amounts outstanding under the SPV Asset Facility bear interest at LIBOR plus a margin, base rate plus a margin or the lenders’ cost of funds plus a margin. The undrawn portion of the commitment bore an unutilized commitment fee of 0.75%. This fee ceased to accrue on January 21, 2015 when the reinvestment period ended. The SPV Asset Facility contains customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly are not available to pay the Company’s other debt obligations

As of June 30, 2015 and December 31, 2014, TPG SL SPV had $350.0 million and $334.0 million, respectively, in investments at fair value, and $125.6 million and $108.8 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of June 30, 2015 and December 31, 2014, TPG SL SPV had $12.8 million and $10.2 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

Borrowings of TPG SL SPV are considered the Company’s borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Convertible Senior Notes

On June 10, 2014, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019 (the “Convertible Senior Notes”). The Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of Convertible Senior Notes, the Company entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the Convertible Senior Notes is three-month LIBOR plus 286 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three and six months ended June 30, 2015 and 2014, the components of interest expense related to the Convertible Senior Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$1,294	$288	$2,588	$288
Accretion of original issue discount	138	30	277	30
Amortization of debt issuance cost	194	42	386	42
Total Interest Expense	$1,626	$360	$3,251	$360

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three and six months ended June 30, 2015, the Company received $1.3 million and $2.6 million, respectively, and paid $0.9 million and $1.8 million, respectively, related to the quarterly settlements of its interest rate swaps. During the three and six months ended June 30, 2014, the Company did not have any settlements of its interest rate swaps. This net amount is a reduction to interest expense in the Company’s consolidated statements of operations. In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps, realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of June 30, 2015, the components of the carrying value of the Convertible Senior Notes and the stated interest rate were as follows:

December 2019
Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(2,801)
Carrying value of debt	$112,199
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate is 3 month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of June 30, 2015, the Company was in compliance with the terms of the Convertible Senior Notes Indenture.

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

As of June 30, 2015 and December 31, 2014, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2015 and December 31, 2014, the Company had the following commitments to fund investments:

	June 30, 2015	December 31, 2014
Senior secured revolving loan commitments	$39,817	$34,242
Senior secured term loan commitments	20,614	13,816
Total Portfolio Company Commitments	$60,431	$48,058

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2015, management is not aware of any pending or threatened litigation.

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

For the six months ended June 30, 2014, the Company issued 4,234,501 shares and received proceeds of $65 million related to capital drawdowns delivered pursuant to the Subscription Agreements.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2015 and 2014. All shares issued to stockholders in the tables below are newly issued shares.

	Six Months Ended
	June 30, 2015
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2014	December 31, 2014	February 2, 2015	162,490
February 24, 2015	March 31, 2015	May 1, 2015	41,441
Total Shares Issued			203,931

	Six Months Ended
	June 30, 2014
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2013	December 31, 2013	February 13, 2014	502,200
March 26, 2014	March 31, 2014	May 1, 2014	410,183
Total Shares Issued			912,383

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

On November 3, 2014, the Company’s Board approved a stock repurchase plan (the “Company 10b5-1 Plan”) to acquire up to $50 million in the aggregate of the Company’s common stock at prices just below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.

The Company 10b5-1 Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires Goldman, Sachs & Co., as agent, to repurchase shares of common stock on the Company’s behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases  depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

As of June 30, 2015, no shares had been repurchased under the Company 10b5-1 Plan.

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized the Company to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 29, 2016 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Increase in net assets resulting from operations	$34,105	$27,294	$58,573	$52,642
Weighted average shares of common stock outstanding—basic and diluted	53,987,627	53,120,358	53,945,087	47,361,713
Earnings per common share—basic and diluted	$0.63	$0.51	$1.09	$1.11

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended June 30, 2015 was less than the conversion price for the Convertible Senior Notes outstanding as of June 30, 2015. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2015	March 31, 2015	April 30, 2015	$0.39
May 7, 2015	June 30, 2015	July 31, 2015	$0.39
Total Dividends Declared			$0.78

	Six Months Ended
	June 30, 2014
Date Declared	Record Date	Payment Date	Dividend per Share
March 26, 2014	March 31, 2014	April 30, 2014	$0.38
May 6, 2014	June 30, 2014	July 31, 2014	$0.38
Total Dividends Declared			$0.76

The dividends declared during the six months ended June 30, 2015 and 2014 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2015 and 2014.

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Per Share Data
Net asset value, beginning of period	$15.53	$15.52

Net investment income (1)	0.85	1.06
Net realized and unrealized gain (1)	0.24	0.06
Total from operations	1.09	1.12
Issuance of common stock, net of offering costs (1)	—	(0.18)
Dividends declared from net investment income (2)	(0.78)	(0.76)
Total increase in net assets	0.31	0.18
Net Asset Value, End of Period	$15.84	$15.70
Per share market value at end of period	$17.00	$21.83
Total return based on market value (3)(5)	11.41%	82.38%
Total return based on net asset value (4)(5)	14.04%	12.07%
Shares Outstanding, End of Period	54,001,289	53,347,891
Ratios / Supplemental Data
Ratio of net expenses to average net assets (5)	9.64%	8.78%
Ratio of net investment income to average net assets (5)	11.86%	15.93%
Portfolio turnover (5)	28.01%	50.57%
Net assets, end of period	$855,289	$837,426
(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.

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

On August 4, 2015, our Board authorized us to enter into a new stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, on substantially the same terms as our prior stock repurchase plan, which expired in accordance with its terms on June 30, 2015. We put the Company 10b5-1 Plan in place because we believe that, in the current market conditions, if our common stock is trading below our then-current net asset value, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 29, 2016 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.  As of June 30, 2015, no shares had been repurchased under the Company 10b5-1 Plan.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2015, we have originated more than $3.7 billion aggregate principal amount of investments and retained approximately $2.5 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2015, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile, had weighted average annual revenue of $135 million and weighted average annual EBITDA of $31 million.

We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt.

As of June 30, 2015, our average investment size in each of our portfolio companies was approximately $34.9 million.

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

As of June 30, 2015, no industry represented more than 15.7% of our total investment portfolio.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2015, approximately 97.9% of our portfolio was invested in secured debt, including 90.5% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended June 30, 2015, the weighted average term on new investment commitments in new portfolio companies was 4.9 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of June 30, 2015, we had call protection on 93.7% of our debt investments, with weighted average call prices of 107.0% for the first year, 103.8% for the second year and 101.9% for the third year, in each case from the date of the initial investment. As of June 30, 2015, 96.5% of our debt investments bore interest at floating rates, subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, with over $12 billion of assets under management, encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, Austin Credit Macro, which is focused on macro credit opportunities, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, is TPG’s special situations and credit platform. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 100 investment and operating professionals. Twenty six (26) of these personnel are dedicated to our business, including 19 investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2015, 96.5% bear interest at a floating rate, subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the six months ended June 30, 2015, less than 3.0% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities and Convertible Senior Notes, after taking into account the effect of the interest rate swaps we entered into in connection with the Convertible Senior Notes, all bear interest at floating rates. Macro trends in base interest rates like LIBOR may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

In addition to interest income, our net investment income is also driven by prepayment and other fees, which also can vary significantly from quarter to quarter. The level of prepayment fees is generally correlated to the movement in credit spreads and risk premiums, but also will vary based on corporate events that may take place at an individual portfolio company in a given period—e.g., merger and acquisition activity, initial public offerings and restructurings. As noted above, generally a small but varied number of portfolio companies may make prepayments in any quarter, meaning that changes in the amount of prepayment fees received can vary significantly between periods and can vary without regard to underlying credit trends.

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

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions, however, our total borrowings are limited so that our asset coverage ratio cannot fall below 200%, as defined in the 1940 Act. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase leverage over time within the limits of the 1940 Act. In addition, we may continue to dedicate assets to financing facilities.

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

Portfolio and Investment Activity

As of June 30, 2015, our portfolio consisted of 90.5% first-lien debt investments, 7.5% second-lien debt investments, 1.1% mezzanine and unsecured debt investments and 0.9% equity and other investments. As of December 31, 2014, our portfolio consisted of 89.0% first-lien debt investments, 8.8% second-lien debt investments, 1.0% mezzanine and unsecured debt investments, and 1.2% equity and other investments.

As of June 30, 2015 and December 31, 2014, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.3% and 10.3%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.4% and 10.3%, respectively.

As of June 30, 2015 and December 31, 2014, we had investments in 40 and 34 portfolio companies, respectively, with an aggregate fair value of $1,397.6 million and $1,263.5 million, respectively.

For the three months ended June 30, 2015, we made new investment commitments of $112.3 million, $96.8 million in five new portfolio companies and $15.5 million in three existing portfolio companies. For this period, we had $21.6 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $62.5 million aggregate principal amount.

For the three months ended June 30, 2014, we made new investment commitments of $116.4 million, $114.0 million in four new portfolio companies and $2.4 million in two existing portfolio companies. For this period, we had $159.2 million aggregate principal amount in exits and repayments, resulting in a net portfolio decrease of $54.8 million aggregate principal amount.

Our investment activity for the three months ended June 30, 2015 and 2014 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2015	June 30, 2014
New investment commitments:
Gross originations	$112.3	$157.1
Less: Syndications/sell downs	—	40.7
Total new investment commitments	$112.3	$116.4
Principal amount of investments funded:
First-lien	$77.1	$89.0
Second-lien	—	6.3
Mezzanine and unsecured	7.0	—
Equity and other	—	9.1
Total	$84.1	$104.4
Principal amount of investments sold or repaid:
First-lien	$16.7	$94.4
Second-lien	—	64.8
Mezzanine and unsecured	4.9	—
Total	$21.6	$159.2
Number of new investment commitments in new portfolio companies	5	4
Average new investment commitment amount in new portfolio companies	$19.4	$28.5
Weighted average term for new investment commitments in new portfolio companies (in years)	4.9	4.7
Percentage of new debt investment commitments at floating rates	93.1%	98.8%
Percentage of new debt investment commitments at fixed rates	6.9%	1.2%
Weighted average interest rate of new investment commitments	7.9%	10.6%
Weighted average spread over LIBOR of new floating rate investment commitments	7.2%	9.6%
Weighted average interest rate on investments sold or paid down	12.3%	9.7%

As of June 30, 2015 and December 31, 2014, our investments consisted of the following:

	June 30, 2015		December 31, 2014
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,264.3	$1,256.8	$1,124.2	$1,127.2
Second-lien debt investments	104.5	104.6	111.4	111.1
Mezzanine and unsecured debt investments	15.3	15.4	13.0	13.4
Equity and other investments	13.5	21.5	14.9	21.5
Total	$1,397.6	$1,398.3	$1,263.5	$1,273.2

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,358.7	97.2%	$1,273.2	100.0%
Non-accrual (1)	39.6	2.8%	—	—
Total	$1,398.3	100.0%	$1,273.2	100.0%

(1)

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection.

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Weighted average total yield of debt and income producing securities	10.3%	10.3%
Weighted average interest rate of debt and income producing securities	9.9%	9.9%
Weighted average spread over LIBOR of all floating rate investments	8.7%	8.7%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2015 and December 31, 2014. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2015		December 31, 2014
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$801.3	57.3%	$904.3	71.6%
2	373.4	26.7%	260.7	20.6%
3	188.4	13.5%	98.5	7.8%
4	—	—	—	—
5	34.5	2.5%	—	—
Total	$1,397.6	100.0%	$1,263.5	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Total investment income	$45.3	$45.7	$83.1	$79.1
Less: Net expenses	19.8	16.0	36.5	28.2
Net investment income before income taxes	25.5	29.7	46.6	50.9
Less: Income taxes, including excise taxes	0.5	0.2	0.8	0.2
Net investment income	25.0	29.5	45.8	50.7
Net realized gains (losses)	(0.5)	0.2	1.7	(1.4)
Net change in unrealized gains (losses)	9.6	(2.4)	11.1	3.3
Net increase in net assets resulting from operations	$34.1	$27.3	$58.6	$52.6
Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Interest from investments	$44.6	$44.8	$79.0	$75.9
Other income	0.7	0.9	4.1	3.2
Total investment income	$45.3	$45.7	$83.1	$79.1

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased slightly from $44.8 million for the three months ended June 30, 2014 to $44.6 million for the three months ended June 30, 2015. The average size of our investment portfolio increased from $1.2 billion during the three months ended June 30, 2014 to $1.4 billion during the three months ended June 30, 2015. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $3.3 million for the three months ended June 30, 2014 to $1.6 million for the three months ended June 30, 2015. Prepayment fees decreased from $11.0 million for the three months ended June 30, 2014 to $8.1 million for the three months ended June 30, 2015. The accelerated amortization and prepayment fees primarily resulted from full paydowns on three portfolio investments during the three months ended June 30, 2014 and a full paydown on one portfolio investment, a partial paydown on one portfolio investment and earning a prepayment fee on one existing portfolio investment during the three months ended June 30, 2015. Other income decreased from $0.9 million for the three months ended June 30, 2014 to $0.7 million for the three months ended June 30, 2015, primarily due to higher amendment fees earned during 2014.

Interest from investments, which includes amortization of upfront fees and prepayment fees, was $75.9 million for the six months ended June 30, 2014 compared to $79.0 million for the six months ended June 30, 2015, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $1.1 billion during the six months ended June 30, 2014 to $1.3 billion during the six months ended June 30, 2015. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $4.6 million for the six months ended June 30, 2014 to $1.9 million for the six months ended June 30, 2015; and prepayment fees decreased from $11.9 million for the six months ended June 30, 2014 to $9.8 million for the six months ended June 30, 2015. The accelerated amortization and prepayment fees primarily resulted from full paydowns on six portfolio investments during the six months ended June 30, 2014 and from full paydowns on three portfolio investments, a partial paydown on one portfolio investment and earning a prepayment fee on one existing portfolio investment during the six months ended June 30, 2015. Other income increased from $3.2 million for the six months ended June 30, 2014 to $4.1 million for the six months ended June 30, 2015, primarily due to higher syndication, amendment and agency fees earned during the first quarter of 2015.

Expenses

Operating expenses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Interest	$4.7	$3.5	$9.0	$7.3
Management fees (net of waivers)	5.3	4.5	10.2	6.3
Incentive fees related to pre-incentive fee net investment income	5.6	6.2	10.1	10.0
Incentive fees related to realized/unrealized capital gains	1.5	(0.3)	2.0	0.3
Professional fees	1.3	1.1	2.5	2.3
Directors fees	0.1	0.1	0.2	0.2
Other general and administrative	1.3	0.9	2.4	1.8
Net Expenses	$19.8	$16.0	$36.4	$28.2

Interest

Interest, including other debt financing expenses, increased from $3.5 million for the three months ended June 30, 2014 to $4.7 million for the three months ended June 30, 2015. This increase was primarily due to an increase in the weighted average debt outstanding from $355 million for the three months ended June 30, 2014 to $532 million for the three months ended June 30, 2015.  This increase in the weighted average debt outstanding was offset by a decrease in the average interest rate on our debt outstanding from 2.7% for the three months ended June 30, 2014 to 2.5% for the three months ended June 30, 2015.

Interest, including other debt financing expenses, increased from $7.3 million for the six months ended June 30, 2014 to $9.0 million for the six months ended June 30, 2015. This increase was primarily due to an increase in the average debt outstanding from $413 million for the six months ended June 30, 2014 to $477 million for the six months ended June 30, 2015. The average stated interest rate on our debt outstanding was 2.6% for the six months ended June 30, 2014 and the six months ended June 30, 2015.

Management Fees

Management Fees increased from $4.5 million for the three months ended June 30, 2014 to $5.3 million for the three months ended June 30, 2015 due to the increase in total assets, which increased from an average of $1.2 billion for the three months ended June 30, 2014 to an average of $1.4 billion for the three months ended June 30, 2015. There were no management fees waived for the three months ended June 30, 2014 or June 30, 2015.

Management Fees (net of waivers) increased from $6.3 million for the six months ended June 30, 2014 to $10.2 million for the six months ended June 30, 2015. Management Fees increased from $8.8 million for the six months ended June 30, 2014 to $10.2 million for the six months ended June 30, 2015 due to the increase in total assets, which increased from an average of $1.2 billion for the six months ended June 30, 2014 to an average of $1.4 billion for the six months ended June 30, 2015. Management Fees waived were $2.5 million for the six months ended June 30, 2014; no management fees were waived for the six months ended June 30, 2015.

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

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income decreased from $6.2 million for the three months ended June 30, 2014 to $5.6 million for the three months ended June 30, 2015. This decrease resulted from the decrease in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. Incentive Fees related to capital gains and losses increased from ($0.3) million for the three months ended June 30, 2014 to $1.5 million for the three months ended June 30, 2015 primarily due to changes in unrealized gains and losses on our investments, unrealized gains and losses on our interest rate swaps and unrealized gains and losses on the translation of our foreign currency debt.

Incentive Fees related to pre-Incentive Fee net investment income increased from $10.0 million for the six months ended June 30, 2014 to $10.1 million for the six months ended June 30, 2015. This increase resulted from the increase in the size of the portfolio and related increase in pre-Incentive Fee net investment income. This increase also resulted from an increase in the Incentive Fee rate from 15% through March 31, 2014 to 17.5% beginning April 1, 2014 as a result of the consummation of our IPO. Incentive Fees related to capital gains increased from $0.3 million for the six months ended June 30, 2014 to $2.0 million for the six months ended June 30, 2015 due to changes in unrealized gains and losses on our investments, realized gains and losses on our investments, realized and unrealized gains and losses on our interest rate swaps, realized and unrealized gains and losses on foreign currency forward contracts, and unrealized gains and losses on the translation of our foreign currency debt.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.1 million for the three months ended June 30, 2014 to $1.3 million for the three months ended June 30, 2015, while other general and administrative fees increased from $0.9 million for the three months ended June 30, 2014 to $1.3 million for the three months ended June 30, 2015, both due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees increased from $2.3 million for the six months ended June 30, 2014 to $2.5 million for the six months ended June 30, 2015 and other general and administrative fees increased from $1.8 million for the six months ended June 30, 2014 to $2.4 million for the six months ended June 30, 2015, both due to an increase in costs associated with servicing a growing investment portfolio.

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

For the three months ended June 30, 2015 and 2014, we recorded a net expense of $0.5 million and $0.2 million, respectively, for U.S. federal excise tax. For the six months ended June 30, 2015 and 2014, we recorded a net expense of $0.8 million and $0.2 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Net realized gains (losses) on investments	$(0.3)	$0.1	$(0.1)	$0.1
Net realized gains on interest rate swaps	—	—	1.9	—
Net realized gains (losses) on foreign currency transactions	(0.2)	0.1	(0.2)	0.1
Net realized losses on foreign currency forward contracts	—	—	—	(1.6)
Net realized losses on foreign currency investments	(0.1)	—	(0.2)	—
Net realized gains on foreign currency borrowings	0.1	—	0.2	—
Net realized gains (losses)	$(0.5)	$0.2	$1.6	$(1.4)

Change in unrealized gains on investments	$19.0	$3.1	$18.3	$7.2
Change in unrealized losses on investments	(4.7)	(7.0)	(9.3)	(7.1)
Net Change in Unrealized Gains (Losses) on Investments	$14.3	$(3.9)	$9.0	$0.1
Unrealized appreciation (depreciation) on foreign currency borrowings	(4.0)	0.7	3.3	1.2
Unrealized appreciation on foreign currency cash and forward contracts	0.1	—	0.0	1.2
Unrealized appreciation (depreciation) on interest rate swaps	(0.9)	0.8	(1.2)	0.8
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(4.8)	$1.5	$2.1	$3.2

Net Change in Unrealized Gains (Losses)	$9.5	$(2.4)	$11.1	$3.3

For the three and six months ended June 30, 2015, we had net realized losses on investments of $0.3 million and $0.1 million, respectively. For the six months ended June 30, 2015, we had net realized gains on interest rate swaps of $1.9 million. We did not have realized gains or losses on interest rate swaps for the three months ended June 30, 2015. For the three and six months ended June 30, 2015, we had net realized losses on foreign currency transactions of $0.2 million and $0.2 million, respectively, primarily from translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2015, we had net realized foreign currency losses on non-USD investments of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2015, we had net realized foreign currency gains on borrowings of $0.1 million and $0.2 million, respectively.

For the three months ended June 30, 2015, we had $19.0 million in unrealized appreciation on 30 portfolio company investments, which was offset by $4.7 million in unrealized depreciation on 10 portfolio company investments. For the six months ended June 30, 2015, we had $18.3 million in unrealized appreciation on 30 portfolio company investments, which was offset by $9.3 million in unrealized depreciation on 12 portfolio company investments. Unrealized appreciation for the three and six months ended June 30, 2015 resulted from an increase in fair market value, primarily due to positive valuation adjustments in the portfolio and some tightening in credit spreads. Unrealized depreciation for the three and six months ended June 30, 2015 primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and six months ended June 30, 2015, we had unrealized depreciation of $4.0 million and unrealized appreciation of $3.3 million, respectively, on the translation of foreign currency borrowings, primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the three and six months ended June 30, 2015, we had unrealized appreciation on foreign currency cash and forward contracts of $0.1 million and less than $0.1 million, respectively. For the three and six months ended June 30, 2015, we had unrealized depreciation on interest rate swaps of $0.9 million and $1.2 million, respectively.

For the three and six months ended June 30, 2014, we had net realized gains on investments of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2014, we had net realized gains on foreign currency transactions of $0.1 million and $0.1 million, respectively, primarily from translating foreign currency related to our non-USD denominated investments. For the six months ended June 30, 2014, we had net realized losses of $1.6 million on foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd. For the three and six months ended June 30, 2014, we did not have net realized gains on foreign currency investments or foreign currency borrowings.

For the three months ended June 30, 2014, we had $3.1 million in unrealized appreciation on 18 portfolio company investments, which was offset by $7.0 million in unrealized depreciation on 13 portfolio company investments. For the six months ended June 30, 2014, we had $7.2 million in unrealized appreciation on 19 portfolio company investments, which was mostly offset by $7.1 million in unrealized depreciation on 14 portfolio company investments. Unrealized appreciation for the three and six months ended June 30, 2014 resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation for the three and six months ended June 30, 2014 primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and six months ended June 30, 2014, we had unrealized appreciation on foreign currency borrowings of $0.7 million and $1.2 million, respectively, primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the six months ended June 30, 2014, we had unrealized appreciation on foreign currency forward contracts of $1.2 million as a result of the reversal of prior period unrealized depreciation due to settling our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd. For the three and six months ended June 30, 2014, we had unrealized appreciation on interest rate swaps of $0.8 million and $0.8 million, respectively, due to fluctuations in interest rates.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2015, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 16.4% (based on cash invested of $908.6 million and total proceeds from these exited investments of $1,079.2 million). Eighty eight percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under our Revolving Credit Facility to fund these investments.  For the three and six months ended June 30, 2015, we had $4.0 million of unrealized losses and $3.3 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2015.

See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2015. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

During the three and six months ended June 30, 2015 and 2014, we entered into foreign currency forward contracts related to our non-USD denominated investments. As of June 30, 2015 and 2014, we did not have any open foreign currency forward contracts. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

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

The capital commitments of our private phase investors terminated upon the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of June 30, 2015 and December 31, 2014, our asset coverage ratio was 253.5% and 311.0%, respectively. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2015, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2015, we had approximately $426.2 million of availability on our Revolving Credit Facility.

As of June 30, 2015, we had $2.8 million in cash and cash equivalents, an increase of $0.3 million from December 31, 2014. During the six months ended June 30, 2015, we used $125.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $227.3 million and other operating activity of $64.2 million, which was partially offset by proceeds from investments of $14.3 million, repayments on investments of $93.2 million, and an increase in net assets resulting from operations of $58.6 million. Lastly, cash provided by financing activities was $125.7 million during the period, primarily due to borrowings of $359.4 million, partially offset by repayments on debt of $195.0 million, debt issuance costs of $0.1 million and dividends paid of $38.6 million.

As of June 30, 2015, we had $1.9 million of restricted cash pledged as collateral under our interest rate swap agreements, a decrease of $0.5 million from December 31, 2014. As of June 30, 2015, we had $12.8 million of restricted cash in our wholly owned subsidiary TPG SL SPV, an increase of $2.5 million from December 31, 2014. The increase was primarily attributable to increased interest payments from additional investments contributed to TPG SL SPV during the first quarter of 2015, prior to the end of the reinvestment period. Proceeds received by TPG SL SPV from interest and principal at the end of a quarterly reporting period that have not gone through a settlement process are considered to be restricted cash. The settlement process involves the payment of certain required amounts under the SPV Asset Facility, following which excess cash generated in TPG SL SPV may be distributed to us. Restricted cash is a component of prepaid expenses and other assets in our consolidated financial statements.

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

During the six months ended June 30, 2014, we did not deliver any drawdown notices to our private phase investors. On December 31, 2013, we delivered a capital drawdown notice to our private phase investors relating to the sale of 4,234,501 shares of our common stock for an aggregate offering price of $65.0 million. The sale closed on January 15, 2014. This capital drawdown notice is reflected in the number of shares issued for the six months ended June 30, 2014 below and in the consolidated financial statements for the six months ended June 30, 2014.

From inception through March 26, 2014, we had drawn down a total of $0.6 billion of capital and issued 38.9 million shares, excluding equity and shares issued through our dividend reinvestment plan. The remaining unfunded commitments under the subscription agreements terminated upon the completion of our IPO in March 2014, and hence as of June 30, 2015 no longer remain in effect.

During the six months ended June 30, 2015 and 2014, we issued 203,931 and 912,383 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $3.4 million and $14.9 million, respectively. On August 3, 2015, we issued 26,258 shares of our common stock through our dividend reinvestment plan for proceeds of $0.4 million, which is not reflected in the number of shares issued for the three months ended June 30, 2015 in this section or the consolidated financial statements for the three and six months ended June 30, 2015.

On November 3, 2014, the Board approved the Company 10b5-1 Plan to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We put the Company 10b5-1 Plan in place because we believe that, in the current market conditions, if our common stock is trading below our then-current net asset value, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases.

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires Goldman, Sachs & Co., as our agent, to repurchase shares of common stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

As of June 30, 2015, no shares had been repurchased under the Company 10b5-1 Plan.

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized us to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 29, 2016 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

Debt

Debt consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (2)	$124,899	$124,899	$—	$124,899
Revolving Credit Facility	781,250	320,034	426,229	320,034
Convertible Senior Notes	115,000	115,000	—	112,199
Total Debt	$1,021,149	$559,933	$426,229	$557,132

	December 31, 2014
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (2)	$175,000	$106,725	$45,279	$106,725
Revolving Credit Facility	781,250	177,216	466,189	177,216
Convertible Senior Notes	115,000	115,000	—	111,923
Total Debt	$1,071,250	$398,941	$511,468	$395,864
(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated.

As of June 30, 2015 and December 31, 2014, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2015, we had outstanding debt denominated in Swedish Krona (SEK) of 200.5 million, Euro (EUR) of 34.4 million and Pound Sterling (GBP) of 21.0 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

SPV Asset Facility

On May 8, 2012, the Closing Date, our wholly owned subsidiary TPG SL SPV, LLC, a Delaware limited liability company, which we refer to as TPG SL SPV, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, we contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between us and TPG SL SPV. We consolidate TPG SL SPV in our consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility were permitted to be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by

TPG SL SPV through our ownership of TPG SL SPV. The facility size was subject to availability under the borrowing base, which was based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

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

On March 27, 2015, TPG SL SPV further amended the amended and restated credit and security agreement, which we refer to as the SPV Asset Facility. The second amended and restated credit and security agreement, among other things, reduced the applicable margin with respect to loans from LIBOR lenders from 2.75% to 2.35% and syndicated a portion of the outstanding loan previously held by affiliates of Natixis to two new lenders. On May 15, 2015, the remaining portion of the outstanding loan previously held by affiliates of Natixis was syndicated to one new lender.

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

As of June 30, 2015 and December 31, 2014, TPG SL SPV had $350.0 million and $334.0 million, respectively, in investments at fair value, and $125.6 million and $108.8 million, respectively, in liabilities, including the outstanding borrowings, on its balance sheet. As of June 30, 2015 and December 31, 2014, TPG SL SPV had $12.8 million and $10.2 million, respectively, in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements.

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

As of June 30, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of June 30, 2015, we were in compliance with the terms of the Convertible Senior Notes Indenture.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2015 and December 31, 2014, we had the following commitments to fund investments:

($ in millions)	June 30, 2015	December 31, 2014
Senior secured revolving loan commitments	$39.8	$34.2
Senior secured term loan commitments	20.6	13.8
Total Portfolio Company Commitments	$60.4	$48.0

Other Commitments and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2015 and December 31, 2014, we had outstanding commitments to fund investments totaling $60.4 million and $48.0 million, respectively.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2015 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$124.9	$—	$—	$—	$124.9
Revolving Credit Facility	320.0	—	—	320.0	—
Convertible Senior Notes	115.0	—	—	115.0	—
Total Contractual Obligations	$559.9	$—	$—	$435.0	$124.9

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

As of June 30, 2015, 96.5% of our debt investments in our portfolio bore interest at floating rates, subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our Convertible Senior Notes, which bear interest at a fixed rate, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of June 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$29.7	$16.8	$12.9
Up 200 basis points	$16.2	$11.2	$5.0
Up 100 basis points	$3.2	$5.6	$(2.4)
Down 25 basis points	$—	$(1.0)	$1.0

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the risk factor set forth below, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

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

TPG SPECIALTY LENDING, INC.

Date: August 4, 2015	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: August 4, 2015	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: August 4, 2015	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer