Form 10-Q
period 2015-09-30
TPG Specialty Lending, Inc.
filed 2015-11-03
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at November 3, 2015 was 54,163,960.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,332,433 and $1,225,672, respectively)	$1,326,937	$1,221,875
Controlled, affiliated investments (amortized cost of $79,358 and $47,580, respectively)	69,489	41,636
Total investments at fair value (amortized cost of $1,411,791 and $1,273,252, respectively)	1,396,426	1,263,511
Cash and cash equivalents	3,788	2,413
Interest receivable	9,185	6,137
Receivable for interest rate swaps	1,692	1,020
Prepaid expenses and other assets	17,918	30,650
Total Assets	$1,429,009	$1,303,731
Liabilities
Debt	$538,619	$395,864
Management fees payable to affiliate	5,439	4,887
Incentive fees payable to affiliate	4,959	5,955
Dividends payable	21,070	20,981
Payable for investments purchased	6,737	29,017
Payables to affiliate	1,762	2,918
Other liabilities	6,451	8,704
Total Liabilities	585,037	468,326
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 54,028,546 and 53,798,357 shares issued, respectively; and 54,025,547 and 53,797,358 shares outstanding, respectively	540	538
Additional paid-in capital	811,581	808,053
Treasury stock at cost; 2,999 and 999 shares held, respectively	(30)	(1)
Undistributed net investment income	15,555	6,555
Net unrealized gains (losses)	(226)	188
Undistributed net realized gains	16,552	20,072
Total Net Assets	843,972	835,405
Total Liabilities and Net Assets	$1,429,009	$1,303,731
Net Asset Value Per Share	$15.62	$15.53

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$43,986	$33,728	$120,040	$109,270
Dividend income	474	—	474	—
Other income	708	3,301	4,714	6,510
Total investment income from non-controlled, non-affiliated investments	45,168	37,029	125,228	115,780
Investment income from controlled, affiliated investments:
Interest from investments	1,532	1,312	4,442	1,681
Other income	74	63	186	81
Total investment income from controlled, affiliated investments	1,606	1,375	4,628	1,762
Total Investment Income	46,774	38,404	129,856	117,542
Expenses
Interest	7,963	3,812	16,910	11,096
Management fees	5,460	4,651	15,706	13,409
Incentive fees	3,045	4,161	15,182	14,495
Professional fees	2,366	1,029	4,857	3,376
Directors’ fees	101	90	288	249
Other general and administrative	1,634	1,170	4,061	2,982
Total expenses	20,569	14,913	57,004	45,607
Management and incentive fees waived (Note 3)	(104)	—	(104)	(2,465)
Net Expenses	20,465	14,913	56,900	43,142
Net Investment Income Before Income Taxes	26,309	23,491	72,956	74,400
Income taxes, including excise taxes	460	375	1,301	609
Net Investment Income	25,849	23,116	71,655	73,791
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(10,191)	(6,251)	(1,698)	(6,168)
Controlled, affiliated investments	(4,454)	(247)	(3,925)	(247)
Translation of assets and liabilities in foreign currencies	1,227	3,265	4,536	4,492
Interest rate swaps	1,879	(1,038)	672	(246)
Foreign currency forward contracts	—	17	—	1,261
Total net change in unrealized losses	(11,539)	(4,254)	(415)	(908)
Realized gains (losses):
Non-controlled, non-affiliated investments	(4,975)	10	(5,042)	127
Interest rate swaps	—	—	1,852	—
Foreign currency transactions	2	(269)	(140)	(1,765)
Total realized losses	(4,973)	(259)	(3,330)	(1,638)
Total Unrealized and Realized Losses	(16,512)	(4,513)	(3,745)	(2,546)
Increase in Net Assets Resulting from Operations	$9,337	$18,603	$67,910	$71,245
Earnings per common share—basic and diluted	$0.17	$0.35	$1.26	$1.44
Weighted average shares of common stock outstanding—basic and diluted	54,017,302	53,493,026	53,969,423	49,427,943

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2015

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($31,271 par, due 6/2017)	9.75%	8/28/2012	$30,932	$30,176	3.6%
	First-lien revolving loan ($2,528 par, due 6/2017)	10.75%	8/28/2012	2,473	2,333	0.3%
				33,405	32,509	3.9%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($63,821 par, due 3/2020)	8.75%	3/3/2014	62,685	63,502	7.5%
Great Atlantic & Pacific Tea Co. Inc. (3)	First-lien loan ($23,144 par, due 9/2019)	11.85%	9/17/2014	22,835	23,144	2.7%
				85,520	86,646	10.2%
Business services
Actian Corporation (3)(5)	First-lien loan ($60,915 par, due 4/2018)	7.50%	4/11/2013	59,652	63,656	7.5%
Clarabridge, Inc. (3)	First-lien loan ($22,444 par, due 4/2019)	8.50%	5/20/2015	21,990	21,820	2.6%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($28,934 par, due 6/2019)	7.50%	6/30/2014	28,417	28,470	3.4%
Network Merchants, Inc. (3)	First-lien loan ($29,119 par, due 9/2018)	8.75%	9/12/2013	28,751	29,642	3.5%
ScentAir Technologies, Inc. (3)	First-lien loan ($18,429 par, due 12/2019)	7.50%	12/30/2014	18,057	18,091	2.1%
				156,867	161,679	19.1%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($9,366 par, due 10/2019)	10.50%	10/31/2014	9,088	8,125	1.0%
Education
Campus Management, Inc. (3)(5)	First-lien loan ($26,840 par, due 9/2018)	8.75%	9/30/2013	26,402	26,706	3.2%
Electronics
MyAlarm Center, LLC (3)	First-lien loan ($63,926 par, due 1/2018)	9.00%	1/9/2014	63,271	63,603	7.5%
APX Group Inc.	Senior notes 8.75% ($23,619 par, due 12/2020)	8.75%	12/11/2014	20,571	19,958	2.4%
				83,842	83,561	9.9%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($23,700 par, due 8/2020)	9.00%	8/18/2015	23,129	23,057	2.7%
AvidXchange, Inc. (3)	Second-lien loan ($31,056 par, due 8/2020)	10.50% PIK	8/7/2015	30,499	30,321	3.6%
Embarcadero Technologies, Inc. (3)(5)	First-lien loan ($38,566 par, due 12/2017)	8.00%	12/28/2012	38,075	38,855	4.6%
PayLease, LLC (3)	First-lien loan ($33,428 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	32,737	32,659	3.9%
				124,440	124,892	14.8%

Healthcare and pharmaceuticals
Aesynt Incorporated (3)(5)	First-lien loan ($33,688 par, due 5/2019)	7.00%	5/8/2014	32,984	33,772	4.0%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 28,484 par, due 9/2019)	11.50% (incl. 3.00% PIK)	9/30/2014	34,437	31,080 (EUR 27,843)	3.7%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	255	272 (EUR 244)	0.0%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($45,000 par, due 9/2020)	9.00% (incl. 2.50% PIK)	9/30/2015	43,554	43,537	5.2%
Mediware Information Systems, Inc. (3)(5)	First-lien loan ($68,032 par, due 5/2018)	7.00%	11/9/2012	67,097	68,883	8.2%
SRS Software, LLC (3)	First-lien loan ($32,344 par, due 12/2017)	8.75%	12/28/2012	31,929	32,020	3.8%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,949	1,950	0.2%
				212,205	211,514	25.1%
Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($25,291 par, due 4/2020)	9.00% (incl. 2.50% PIK)	4/16/2015	24,682	24,497	2.9%
IRGSE Holding Corp. (3)(7)	First-lien loan ($20,000 par, due 9/2019)	10.00% (incl. 5.00% PIK)	9/29/2015	20,000	20,000	2.4%
	First-lien revolver loan ($2,414 par, due 9/2019)	10.00% (incl. 5.00% PIK)	9/29/2015	2,414	2,414	0.3%
Soho House (4)	Second-lien bond (GBP 20,375 par, due 10/2018)	9.13%	9/20/2013	33,121	32,098 (GBP 21,190)	3.8%
				80,217	79,009	9.4%
Human Resource Support Services
Saba Software, Inc. (3)(5)	First-lien loan ($54,863 par, due 3/2021)	9.75%	3/30/2015	54,258	54,040	6.4%

Insurance
Infogix, Inc. (3)	First-lien loan ($33,975 par, due 6/2017)	10.00%	6/1/2012	33,697	33,805	4.0%
	First-lien revolving loan ($3,802 par, due 6/2017)	11.00%	6/1/2012	3,769	3,777	0.4%
Insurity, Inc. (3)(5)	First-lien loan ($65,452 par, due 10/2020)	7.50%	10/31/2014	64,756	64,471	7.6%
				102,222	102,053	12.0%
Internet Services
Highwinds Capital, Inc. (3)	First-lien loan ($51,471 par, due 7/2018)	9.00%	3/7/2014	50,909	51,857	6.1%
	First-lien revolving loan ($3,000 par, due 7/2018)	9.00%	3/7/2014	2,973	3,023	0.4%
				53,882	54,880	6.5%
Manufacturing
Jeeves Information Systems AB (3)(4)(5)	First-lien loan (SEK 195,215 par, due 3/2019)	8.75%	6/5/2013	29,691	24,149 (SEK 202,536)	2.9%
Office products
Ecommerce Industries, Inc. (3)(5)	First-lien loan ($36,811 par, due 3/2019)	7.25%	3/11/2014	36,563	36,590	4.3%
Oil, gas and consumable fuels

Key Energy Services (3)	First-lien loan ($13,546 par, due 6/2020)	10.25%	5/27/2015	13,073	12,689	1.5%
Milagro Exploration, LLC (3)	First-lien loan ($58,429 par, due 9/2017)	13.15%	9/4/2014	58,192	58,300	6.9%
Mississippi Resources, LLC (3)(7)	First-lien loan ($44,654 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	44,073	42,509	5.0%
				115,338	113,498	13.4%
Real Estate
JL Secured Promissory Note (4)	Secured Note ($10,100 par, due 9/2017)	13.00% PIK	9/29/2015	10,100	10,100	1.2%

Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($25,000 par, due 9/2020)	8.25%	9/30/2015	24,626	24,625	2.9%
Quiksilver - Boardriders SA	Bond (EUR 7,599 par, due 12/2017)	8.88%	5/26/2015	8,030	7,459 (EUR 6,682)	0.9%
Sears (4)(6)	First-lien ABL revolving loan ($0 par, due 4/2016)	2.50%	4/15/2015	(323)	(478)	-0.1%
Toys 'R' Us-Delaware, Inc. (3)	First-lien loan ($51,000 par, due 10/2019)	8.25%	10/10/2014	50,276	49,725	5.9%
				82,609	81,331	9.6%
Transportation
Carrix, Inc. (3)	First-lien loan ($13,692 par, due 1/2019)	4.50%	3/17/2015	12,805	12,939	1.5%
Kewill, Ltd. (3)(4)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	61,566	60,312	7.1%
				74,371	73,251	8.6%

Total Debt Investments				1,371,020	1,364,533	161%
Equity and Other Investments
Business services
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	1,088	0.1%
Financial Services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846	3,846	0.5%
TICC Capital Corp. (4)	Common Shares (1,633,660 shares)		8/5/2015	10,943	10,962	1.3%
				14,789	14,808	1.8%
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467	638	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137	209	0.0%
Helix Health, Ltd. (4)	Warrants		9/30/2014	877	992 (EUR 694)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,143	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	12	0.0%
				3,481	2,994	0.3%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897	3,897	0.5%

	Class C-1 Units (8,800,000 units)		9/29/2015	100	100	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Member Units (933 units)		6/4/2014	8,874	569	0.1%
Other
Oak Hill Credit Partners (4)(6)	Structured Product	5.79%	8/21/2015	3,281	3,226	0.4%
Symphony (4)(6)	Structured Product	6.04%	11/17/2014	5,569	5,211	0.6%
				8,850	8,437	1.0%
Total Equity and Other Investments				40,771	31,893	3.8%
Total Investments				$1,411,791	$1,396,426	165.3%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

(5)

In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.

(6)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2015 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company is as follows:

Company	Fair Value at December 31, 2014	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at September 30, 2015	Other Income	Interest Income
Mississippi Resources, LLC	$41,636	$5,640	$(273)	$(3,925)	$—	$43,078	$167	$4,429
IRGSE Holding Corp.	—	26,411	—	—	—	26,411	19	13
Total	$41,636	$32,051	$(273)	$(3,925)	$—	$69,489	$186	$4,442

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

(8)	As of September 30, 2015, the tax cost of the Company’s investments approximates their amortized cost.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2014

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(9)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)(4)	First-lien loan ($32,826 par, due 6/2017)	9.75%	8/28/2012	$32,340	$30,447	3.6%
	First-lien revolving loan ($4,500 par, due 6/2017)	10.75%	8/28/2012	4,421	4,097	0.5%
				36,761	34,544	4.1%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(4)(6)	First-lien loan ($64,399 par, due 3/2020)	6.25%	3/3/2014	63,102	63,111	7.6%
Great Atlantic & Pacific Tea Co. Inc. (3)(4)	First-lien loan ($22,787 par, due 9/2019)	9.85%	9/17/2014	22,426	22,274	2.7%
				85,528	85,385	10.3%
Business services
Actian Corporation (3)(4)(6)	First-lien loan ($63,933 par, due 4/2018)	7.50%	4/11/2013	62,282	63,933	7.7%
Leaf US Holdings, Inc. (3)(4)(5)	First-lien loan ($16,418 par, due 6/2019)	7.50%	6/30/2014	16,077	16,003	1.9%
Network Merchants, Inc (3)(4)	First-lien loan ($29,659 par, due 9/2018)	8.75%	9/12/2013	29,204	29,506	3.5%
ScentAir Technologies, Inc (3)(4)	First-lien loan ($16,071 par, due 12/2019)	7.50%	12/30/2014	15,628	15,621	1.9%
				123,191	125,063	15.0%
Chemicals
Vertellus Specialties, Inc. (3)(4)	First-lien loan ($19,950 par, due 10/2019)	10.50%	10/31/2014	19,267	18,753	2.2%
Communications
IPC Systems, Inc. (3)(4)	Second-lien loan ($17,000 par, due 5/2021)	9.50%	5/2/2014	16,935	17,680	2.1%
Containers and packaging
The Newark Group, Inc. (3)(4)	First-lien loan ($39,240 par, due 2/2018)	8.50%	2/8/2013	38,984	40,025	4.8%
Education
Campus Management, Inc. (3)(4)(6)	First-lien loan ($28,125 par, due 9/2018)	8.75%	9/30/2013	27,576	27,914	3.3%
Electronics
MyAlarm Center, LLC (3)(4)	First-lien loan ($61,861 par, due 1/2018)	8.50%	1/9/2014	61,013	60,893	7.3%
MyAlarm Center, LLC	Mezzanine loan ($4,887 par, due 7/2018)	16.25% (incl. 4.25% PIK)	1/9/2014	4,849	4,520	0.5%
APX Group Inc.	First-lien bond 6.375% ($5,000 par, due 12/2019)	6.38%	12/12/2014	4,727	4,788	0.6%
	First-lien bond 8.75% ($10,000 par, due 12/2020)	8.75%	12/11/2014	8,566	8,444	1.0%
				79,155	78,645	9.4%
Financial services
Embarcadero Technologies, Inc. (3)(4)(6)	First-lien loan ($40,243 par, due 12/2017)	8.00%	12/28/2012	39,585	40,544	4.9%

Rogue Wave Holdings, Inc. (3)(4)(6)	First-lien loan ($66,470 par, due 12/2018)	7.50%	11/21/2012	65,344	65,971	7.9%
				104,929	106,515	12.8%
Healthcare and pharmaceuticals
Aesynt Incorporated (3)(4)(6)	First-lien loan ($34,563 par, due 5/2019)	7.00%	5/8/2014	33,714	33,526	4.0%
Global Healthcare Exchange, Inc. (3)(4)	First-lien loan ($46,250 par, due 3/2020)	8.50%	3/11/2014	45,149	45,139	5.4%
Helix Health, Ltd. (3)(5)	First-lien loan (EUR 28,014 par, due 9/2019)	11.50% (incl. 3.00% PIK)	9/30/2014	33,761	32,373 (EUR 26,753)	3.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	235	227 (EUR 188)	0.0%
Mediware Information Systems, Inc. (3)(4)(6)	First-lien loan ($69,405 par, due 5/2018)	7.00%	11/9/2012	68,221	68,885	8.2%
SRS Software, LLC (3)(4)	First-lien loan ($33,750 par, due 12/2017)	8.75%	12/28/2012	33,192	33,834	4.1%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,933	2,005	0.2%
				216,205	215,989	25.8%
Hotel, gaming, and leisure
Centaur, LLC (3)(4)	Second-lien loan ($10,000 par, due 2/2020)	8.75%	2/15/2013	9,931	9,913	1.2%
IRG Sports & Entertainment, LLC (3)(4)	First-lien loan ($43,653 par, due 9/2019)	12.00% (incl. 5.00% PIK)	9/30/2014	41,073	40,161	4.8%
Soho House (5)	Second-lien bond (GBP 13,750 par, due 10/2018)	9.13%	9/20/2013	22,826	22,565 (GBP 14,472)	2.7%
				73,830	72,639	8.7%
Insurance
Infogix, Inc. (3)(4)	First-lien loan ($35,438 par, due 6/2017)	10.00%	6/1/2012	35,034	35,260	4.2%
	First-lien revolving loan ($2,010 par, due 6/2017)	11.00%	6/1/2012	1,961	1,985	0.2%
Insurity, Inc. (3)(4)(6)	First-lien loan ($65,000 par, due 10/2020)	7.50%	10/31/2014	64,363	64,025	7.7%
				101,358	101,270	12.1%
Internet Services
Highwinds Capital, Inc. (3)(4)	First-lien loan ($41,401 par, due 7/2018)	9.00%	3/7/2014	40,931	40,859	4.9%

Manufacturing
Jeeves Information Systems AB (3)(5)(6)	First-lien loan (SEK 203,140 par, due 3/2019)	8.75%	6/5/2013	30,897	25,690 (SEK 201,109)	3.1%
Metals and mining
Metalico, Inc. (3)(4)(6)	First-lien loan ($19,973 par, due 11/2019)	10.50%	11/21/2013	17,699	21,321	2.6%
Office products
Ecommerce Industries, Inc. (3)(4)(6)	First-lien loan ($35,390 par, due 3/2019)	7.25%	3/11/2014	35,090	34,868	4.2%
Oil, gas and consumable fuels
Milagro Exploration, LLC (3)(4)	First-lien loan ($62,857 par, due 9/2017)	9.50%	9/4/2014	62,130	61,457	7.4%

Mississippi Resources, LLC (3)(4)(8)	First-lien loan ($39,505 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	38,706	37,381	4.5%
				100,836	98,838	11.9%
Retail and consumer products
Toys 'R' Us-Delaware, Inc. (3)(4)	First-lien loan ($42,000 par, due 10/2019)	8.25%	10/10/2014	41,149	41,370	5.0%
Transportation
Kewill, Ltd. (3)(5)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	61,428	61,250	7.3%

Total Debt Investments				1,251,749	1,248,618	149.6%
Equity and Other Investments
Business services
Network Merchants, Inc	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	932	0.1%
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467	467	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137	137	0.0%
Helix Health, Ltd. (5)	Warrants		9/30/2014	877	840 (EUR 694)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,099	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	11	0.0%
				3,481	2,554	0.3%
Hotel, gaming, and leisure
IRG Sports & Entertainment, LLC	Warrants		9/30/2014	1,494	1,494	0.2%
Metals and mining
Metalico, Inc.	Warrants		11/21/2013	1,343	133	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (8)	Class A Member Units (933 units)		6/4/2014	8,874	4,254	0.5%
Other
Symphony (5)(7)	Structured Product	5.98%	11/17/2014	5,531	5,526	0.7%
Total Equity and Other Investments				21,503	14,893	1.8%
Total Investments				$1,273,252	$1,263,511	151.4%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(9)	As of December 31, 2014, the tax cost of the Company’s investments approximates their amortized cost.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Increase in Net Assets Resulting from Operations
Net investment income	$71,655	$73,791
Net change in unrealized losses	(415)	(908)
Net realized losses	(3,330)	(1,638)
Increase in Net Assets Resulting from Operations	67,910	71,245
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	234,400
Reinvestment of dividends	3,860	18,893
Purchases of treasury stock	(29)	—
Dividends declared from net investment income	(63,174)	(60,345)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(59,343)	192,948
Total Increase in Net Assets	8,567	264,193
Net assets, beginning of period	835,405	574,696
Net Assets, End of Period	$843,972	$838,889
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$15,555	$14,540

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$67,910	$71,245
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	5,623	6,415
Net change in unrealized losses on foreign currency transactions	(4,536)	(5,507)
Net change in unrealized losses on interest rate swaps	(672)	—
Net realized (gains) losses on investments	5,042	(127)
Net realized (gains) losses on foreign currency transactions	(16)	1,467
Net realized gains on interest rate swaps	(1,852)	—
Net amortization of discount on securities	(9,587)	(13,537)
Amortization of debt issuance costs	5,303	1,993
Accretion of discount on Convertible Senior Notes	418	—
Purchases of investments, net	(441,004)	(701,521)
Proceeds from investments, net	16,735	86,813
Repayments on investments	293,820	405,367
Paid-in-kind interest	(3,833)	(1,686)
Changes in operating assets and liabilities:
Interest receivable	(3,032)	(1,884)
Interest receivable paid-in-kind	(32)	—
Prepaid expenses and other assets	9,392	(7,823)
Management fees payable to affiliate	552	3,071
Incentive fees payable to affiliate	(996)	1,248
Payable to affiliate	(1,156)	(58)
Other liabilities	(24,533)	18,206
Net Cash Used in Operating Activities	(86,454)	(136,318)
Cash Flows from Financing Activities
Borrowings on debt	559,359	909,176
Payments on debt	(412,163)	(954,860)
Debt issuance costs	(110)	(9,726)
Proceeds from issuance of common stock, net of offering and underwriting costs	(29)	233,323
Dividends paid to stockholders	(59,228)	(35,907)
Net Cash Provided by Financing Activities	87,829	142,006
Net Increase in Cash and Cash Equivalents	1,375	5,688
Cash and cash equivalents, beginning of period	2,413	3,471
Cash and Cash Equivalents, End of Period	$3,788	$9,159
Supplemental Information:
Interest paid during the period	$8,036	$7,107
Excise taxes paid during the period	$1,200	$199
Dividends declared during the period	$63,174	$60,345
Reinvestment of dividends during the period	$3,860	$18,893

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

TPG Specialty Lending, Inc. (“TSLX” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). TSLX is managed by TSL Advisers, LLC (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, TPG SL SPV, LLC, a Delaware limited liability company (“TPG SL SPV”). On May 19, 2014, the Company formed a wholly-owned subsidiary, TSL MR, LLC, a Delaware limited liability company.

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At September 30, 2015, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

For the three and nine months ended September 30, 2015, the Company incurred expenses of $1.2 million and $3.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2014, the Company incurred expenses of $0.8 million and $2.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

On November 3, 2015, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 3, 2016, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2015, Management Fees were $5.5 million and $15.7 million, respectively. For the three and nine months ended September 30, 2014, Management Fees were $4.7 million and $13.4 million, respectively.

Until the Company’s initial public offering (the “IPO”), the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter (the “Pre-IPO Waiver”).

In addition, the Adviser has voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”) for the period that TICC Capital Corp. remains a portfolio company of the Company.

For each of the three and nine months ended September 30, 2015, Management Fees of $20.7 thousand were waived, consisting solely of Management Fees attributable to the Company’s ownership of the TICC Shares. For the three months ended September 30, 2014, no Management Fees were waived, as the Company did not hold any TICC Shares during the period. For the nine months ended September 30, 2014, Management Fees of $2.5 million were waived pursuant to the Pre-IPO Waiver. Any waived Management Fees are not subject to recoupment by the Adviser.

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

For the three and nine months ended September 30, 2015, Incentive Fees were $3.0 million and $15.2 million, respectively, of which $5.0 million and $15.2 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2014, Incentive Fees were $4.2 million and $14.5 million, respectively, of which $4.8 million and $14.8 million, respectively, were realized and payable to the Adviser.

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of the Company’s ownership of the TICC Shares for the period that TICC Capital Corp. remains a portfolio company of the Company. The Adviser has not waived any part of the Capital Gains Fee attributable to the Company’s ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares will be applied against the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

For each of the three and nine months ended September 30, 2015, Incentive Fees of $82.9 thousand were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares. For each of the three and nine months ended September 30, 2014, no Incentive Fees were waived, as the Company did not hold any TICC Shares during such periods. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Following the IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of the TICC Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement, and there can be no assurance that the Adviser will continue to waive Management Fees or Incentive Fees related to the Company’s ownership of the TICC Shares. Accordingly, the Company may be required to continue to pay the full amount of the Management Fee and Incentive Fee, including with respect to the TICC Shares, in future periods.

On November 3, 2015, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 3, 2016, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015
			Net Unrealized
	Amortized Cost (1)	Fair Value	Loss
First-lien debt investments	$1,217,234	$1,214,386	$(2,848)
Second-lien debt investments	125,186	122,730	(2,456)
Mezzanine and unsecured debt investments	28,601	27,417	(1,184)
Equity and other investments	40,770	31,893	(8,877)
Total Investments	$1,411,791	$1,396,426	$(15,365)

	December 31, 2014
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,127,215	$1,124,246	$(2,969)
Second-lien debt investments	111,120	111,408	288
Mezzanine and unsecured debt investments	13,414	12,964	(450)
Equity and other investments	21,503	14,893	(6,610)
Total Investments	$1,273,252	$1,263,511	$(9,741)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Automotive	2.3%	2.7%
Beverage, food, and tobacco	6.2%	6.8%
Business services	15.8%	10.0%
Chemicals	0.6%	1.5%
Communications	—	1.4%
Containers and packaging	—	3.2%
Education	1.9%	2.2%
Electronics	6.0%	6.2%
Financial services	5.9%	8.4%
Healthcare and pharmaceuticals	15.4%	17.3%
Hotel, gaming, and leisure	5.9%	5.9%
Human resource support services	3.9%	—
Insurance	7.3%	8.0%
Internet services	3.9%	3.2%
Manufacturing	1.7%	2.0%
Metals and mining	—	1.7%
Office products	2.6%	2.8%
Oil, gas and consumable fuels	8.2%	8.2%
Other	0.6%	0.4%
Real Estate	0.7%	—
Retail and consumer products	5.8%	3.3%
Transportation	5.3%	4.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
United States
Midwest	10.4%	13.1%
Northeast	22.1%	27.1%
South	28.6%	23.6%
West	26.2%	23.6%
Canada	2.0%	1.3%
Europe	10.7%	11.3%
Total	100.0%	100.0%

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

During the three and nine months ended September 30, 2015, the Company entered into foreign currency forward contracts related to its non-USD investments. The Company did not have any open foreign currency forward contracts as of September 30, 2015.

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

During the three and nine months ended September 30, 2015, the Company received $1.3 million and $3.9 million, respectively, and paid $0.9 million and $2.7 million, respectively, related to the quarterly settlements of its interest rate swaps. During the three and nine months ended September 30, 2014, the Company received $1.3 million and paid $0.8 million related to the quarterly settlement of its interest rate swaps. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations.

For the three and nine months ended September 30, 2015, the Company recognized $1.9 million and $0.7 million, respectively, in unrealized appreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of September 30, 2015 and December 31, 2014, the swap transactions had a fair value of $1.7 million and $1.0 million, respectively, which is included in receivable for interest rate swaps on the Company’s consolidated balance sheet. For the three and nine months ended September 30, 2014, the Company recognized $1.0 million, and $0.2 million, respectively, in unrealized depreciation on derivatives in the consolidated statement of operations related to the swap transactions. In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps, realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of September 30, 2015, $1.9 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2015 and December 31, 2014:

	Fair Value Hierarchy at September 30, 2015
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$83,000	$1,131,386	$1,214,386
Second-lien debt investments	—	32,097	90,633	122,730
Mezzanine and unsecured debt investments	—	27,417	—	27,417
Equity and other investments	10,962	8,437	12,494	31,893
Total Investments at Fair Value	$10,962	$150,951	$1,234,513	$1,396,426
Receivable on interest rate swaps	—	1,692	—	1,692
Total	$10,962	$152,643	$1,234,513	$1,398,118

	Fair Value Hierarchy at December 31, 2014
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$64,910	$1,059,336	$1,124,246
Second-lien debt investments	—	50,158	61,250	111,408
Mezzanine and unsecured debt investments	—	8,444	4,520	12,964
Equity and other investments	—	5,525	9,368	14,893
Total Investments at Fair Value	$—	$129,037	$1,134,474	$1,263,511
Receivable on interest rate swaps	—	1,020	—	1,020
Total	$—	$130,057	$1,134,474	$1,264,531

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2015:

	As of and for the Three Months Ended
	September 30, 2015
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,179,301	$61,250	$—	$7,886	$1,248,437
Purchases	141,699	30,192	—	7,843	179,734
Repayments / redemptions	(186,954)	—	—	—	(186,954)
Paid-in-kind interest	1,877	287	—	—	2,164
Net change in unrealized losses	(7,620)	(1,162)	—	(398)	(9,180)
Net realized losses	(2,228)	—	—	(2,837)	(5,065)
Net amortization of discount on securities	5,311	66	—	—	5,377
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,131,386	$90,633	$—	$12,494	$1,234,513

	As of and for the Nine Months Ended
	September 30, 2015
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,059,336	$61,250	$4,520	$9,368	$1,134,474
Purchases	318,509	30,192	—	7,843	356,544
Proceeds from investments	—	—	—	—	—
Repayments / redemptions	(258,097)	—	(4,887)	—	(262,984)
Paid-in-kind interest	3,546	287	1	—	3,834
Net change in unrealized gains (losses)	1,808	(1,253)	328	(1,879)	(996)
Net realized losses	(2,407)	—	—	(2,837)	(5,244)
Net amortization of discount on securities	8,690	157	38	—	8,885
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,131,385	$90,633	$—	$12,495	$1,234,513

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2014:

	As of and for the Three Months Ended
	September 30, 2014
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$947,985	$102,413	$4,653	$11,377	$1,066,428
Purchases	232,741	9,800	—	2,372	244,913
Proceeds from investments	(31,029)	—	—	—	(31,029)
Repayments / redemptions	(89,082)	(603)	—	—	(89,685)
Paid-in-kind interest	146	241	95	—	482
Net change in unrealized gains (losses)	(5,627)	955	(63)	(5)	(4,740)
Net amortization of discount on securities	3,122	103	2	—	3,227
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,058,256	$112,909	$4,687	$13,744	$1,189,596

	As of and for the Nine Months Ended
	September 30, 2014
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$854,972	$103,530	$—	$1,805	$960,307
Purchases	584,849	72,850	4,641	11,745	674,085
Proceeds from investments	(82,672)	—	—	—	(82,672)
Repayments / redemptions	(304,564)	(66,508)	—	—	(371,072)
Paid-in-kind interest	872	718	95	—	1,685
Net change in unrealized gains (losses)	(5,203)	70	(55)	194	(4,994)
Net realized gains	—	—	—	—	—
Net amortization of discount on securities	10,002	2,249	6	—	12,257
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,058,256	$112,909	$4,687	$13,744	$1,189,596

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2015 and 2014:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2015 on	September 30, 2014 on
	Investments Held at	Investments Held at
	September 30, 2015	September 30, 2014
First-lien debt investments	$(3,727)	$(3,463)
Second-lien debt investments	(1,163)	955
Mezzanine and unsecured debt investments	—	(63)
Equity and other investments	(3,235)	(6)
Total	$(8,125)	$(2,577)

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2015 on	September 30, 2014 on
	Investments Held at	Investments Held at
	September 30, 2015	September 30, 2014
First-lien debt investments	$5,503	$(1,345)
Second-lien debt investments	(1,253)	70
Mezzanine and unsecured debt investments	—	(55)
Equity and other investments	(3,090)	194
Total	$1,160	$(1,136)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2015 and December 31, 2014. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2015
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,131,386	Income approach (1)	Market yield	6.0% — 16.3% (10.6%)	Decrease
Second-lien debt investments	$90,633	Income approach	Market yield	11.5% — 12.5% (12.1%)	Decrease
Equity and other investments	$12,494	Market Multiple or Discounted Cash Flow(2)	Comparable multiple or discount rate	9.0x — 13.5x (11.7x) or 12.0%	Increase or decrease

(1)	Includes $100.7 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(2)	Includes $7.8 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

	December 31, 2014
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,059,336	Income approach (1)	Market yield	8.0% — 15.4% (10.9%)	Decrease
Second-lien debt investments	$61,250	Income approach	Market yield	11.0% — 11.0% (11.0%)	Decrease
Mezzanine and unsecured debt investments	$4,520	Income approach	Market yield	20.8% — 20.8% (20.8%)	Decrease
Equity and other investments	$9,368	Market Multiple, Discounted Cash Flow or Black Scholes Option Model	Comparable multiple, discount rate or volatility	7.9x — 13.0x (10.4x) or 14.4% or 40%	Increase or decrease

(1)	Includes $15.6 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s SPV Asset Facility and Revolving Credit Facility, which are categorized as Level 3 within the fair value hierarchy, as of September 30, 2015 and December 31, 2014, approximates their carrying value as the outstanding balances are callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of September 30, 2015, was $114.8 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2015 and December 31, 2014, the Company’s asset coverage was 256.7% and 311.0%, respectively.

Debt obligations consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
Revolving Credit Facility	$781,250	$426,278	$350,770	$426,278
Convertible Senior Notes	115,000	115,000	—	112,341
Total Debt	$896,250	$541,278	$350,770	$538,619

	December 31, 2014
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (2)	$175,000	$106,725	$45,279	$106,725
Revolving Credit Facility	781,250	177,216	466,189	177,216
Convertible Senior Notes	115,000	115,000	—	111,923
Total Debt	$1,071,250	$398,941	$511,468	$395,864

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated. The Company prepaid all loans under the SPV Asset Facility and terminated the facility on September 25, 2015.

For the three and nine months ended September 30, 2015 and 2014, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense	$3,955	$2,671	$10,875	$8,091
Commitment fees	421	763	1,488	1,511
Amortization of debt issuance costs	3,814	742	5,303	1,828
Accretion of original issue discount	142	135	418	165
Swap settlement	(369)	(499)	(1,174)	(499)
Total Interest Expense	$7,963	$3,812	$16,910	$11,096
Average debt outstanding (in millions)	$556.5	$318.5	$503.9	$380.9
Weighted average interest rate	2.6%	2.7%	2.6%	2.6%

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

On October 2, 2015, the Company entered into a fourth amendment to the Revolving Credit Facility:

•

decreasing the applicable margin with respect to (i) any loan bearing interest at a rate determined by reference to the Alternate Base Rate from 1.00% to 0.75% and (ii) any loan bearing interest at a rate determined by reference to the Adjusted LIBO Rate from 2.00% to 1.75%, in each case, if the Borrowing Base is equal to or greater than 1.85 times the Combined Debt Amount;

•	increasing the aggregate commitments from $781.3 million to $821.3 million;
•	extending the revolving period from October 17, 2018 to October 2, 2019;

•	extending the stated maturity date from October 17, 2019 to October 2, 2020; and
•

increasing the accordion feature, which allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility, from a maximum of $956.3 million to a maximum of $1.25 billion.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2015, the Company had outstanding debt denominated in Swedish Krona (SEK) of 197.9 million, Euro (EUR) of 35.7 million and Pound Sterling (GBP) of 21.0 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

The Revolving Credit Facility is guaranteed by TC Lending, LLC and TSL MR, LLC and may be guaranteed by certain domestic subsidiaries in the future. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by the Company and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

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

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after October 2, 2015.

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

The credit and security agreement provided for a contribution and reinvestment period for up to 18 months after the Closing Date, or the Commitment Termination Date. The Commitment Termination Date was November 8, 2013, at which point the reinvestment period of the SPV Asset Facility expired and accordingly any undrawn availability under the facility terminated. The reinvestment period was subsequently reopened for the period from January 21, 2014 to January 21, 2015, thereby extending the Commitment Termination Date to January 21, 2015. Proceeds received by TPG SL SPV from interest, dividends or fees on assets were required to be used to pay expenses and interest on outstanding borrowings, and the excess can be returned to the Company, subject to certain conditions, on a quarterly basis. Prior to the Commitment Termination Date, proceeds received from principal on assets could be used to pay down borrowings or make additional investments. Following the Commitment Termination Date, proceeds received from principal on assets were required to be used to make payments of principal on outstanding borrowings on a quarterly basis. Proceeds received from interest and principal at the end of a reporting period that have not gone through the settlement process for these payment obligations are considered to be restricted cash.

After giving effect to amendments to the credit and security agreement in January 2014 and March 2015, the facility (as amended, the “SPV Asset Facility”) had commitments of $175 million and the pricing ranged from cost of funds + 2.25% to LIBOR + 2.35% and the facility was scheduled to mature on January 21, 2021.

The undrawn portion of the commitment bore an unutilized commitment fee of 0.75%. This fee ceased to accrue on January 21, 2015 when the reinvestment period ended. The SPV Asset Facility contained customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility was secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly were not available to pay the Company’s other debt obligations.

On September 25, 2015, TPG SL SPV prepaid all loans outstanding under the facility and the facility was terminated.  Upon termination of the facility, the security interests in the assets of TPG SL SPV and on payments received by TPG SL SPV in respect of such assets were released.

As of September 30, 2015 and December 31, 2014, TPG SL SPV had $285.4 million and $334.0 million, respectively, in investments at fair value. As of December 31, 2014, TPG SL SPV had $108.8 million in liabilities, including the outstanding borrowings, on its balance sheet. As of September 30, 2015, TPG SL SPV’s liabilities had been fully prepaid. As of December 31, 2014, TPG SL SPV had $10.2 million in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements. TPG SL SPV did not have restricted cash as of September 30, 2015.

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

For the three and nine months ended September 30, 2015 and 2014, the components of interest expense related to the Convertible Senior Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense	$1,294	$1,294	$3,881	$1,581
Accretion of original issue discount	142	135	418	165
Amortization of debt issuance cost	194	195	580	237
Total Interest Expense	$1,630	$1,624	$4,879	$1,983

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three and nine months ended September 30, 2015, the Company received $1.3 million and $3.9 million, respectively, and paid $0.9 million and $2.7 million, respectively, related to the quarterly settlements of its interest rate swaps. During the three months ended September 30, 2014, the Company received $1.3 million and paid $0.8 million related to the quarterly settlement of its interest rate swaps. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations. In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps, realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of September 30, 2015, the components of the carrying value of the Convertible Senior Notes and the stated interest rate were as follows:

December 2019
Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(2,659)
Carrying value of debt	$112,341
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate is 3 month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of September 30, 2015, the Company was in compliance with the terms of the Convertible Senior Notes Indenture.

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

As of September 30, 2015 and December 31, 2014, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2015 and December 31, 2014, the Company had the following commitments to fund investments:

	September 30, 2015	December 31, 2014
Senior secured revolving loan commitments	$54,963	$34,242
Senior secured term loan commitments	35,222	13,816
Total Portfolio Company Commitments	$90,185	$48,058

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2015, management is not aware of any pending or threatened litigation.

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

For the nine months ended September 30, 2014, the Company issued 4,234,501 shares and received proceeds of $65 million related to capital drawdowns delivered pursuant to the Subscription Agreements.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2015 and 2014. All shares issued to stockholders in the tables below are newly issued shares.

	Nine Months Ended
	September 30, 2015
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2014	December 31, 2014	February 2, 2015	162,490
February 24, 2015	March 31, 2015	May 1, 2015	41,441
May 7, 2015	June 30, 2015	August 3, 2015	26,258
Total Shares Issued			230,189

	Nine Months Ended
	September 30, 2014
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2013	December 31, 2013	February 13, 2014	502,200
March 26, 2014	March 31, 2014	May 1, 2014	410,183
May 6, 2014	June 30, 2014	August 1, 2014	218,892
Total Shares Issued			1,131,275

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

During each of the three and nine months ended September 30, 2015, 2,000 shares were repurchased under the Company 10b5-1 Plan. No shares were repurchased under the Company 10b5-1 Plan during the three or nine months ended September 30, 2014.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Increase in net assets resulting from operations	$9,337	$18,603	$67,910	$71,245
Weighted average shares of common stock outstanding—basic and diluted	54,017,302	53,493,026	53,969,423	49,427,943
Earnings per common share—basic and diluted	$0.17	$0.35	$1.26	$1.44

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended September 30, 2015 was less than the conversion price for the Convertible Senior Notes outstanding as of September 30, 2015. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2015	March 31, 2015	April 30, 2015	$0.39
May 7, 2015	June 30, 2015	July 31, 2015	$0.39
August 5, 2015	September 30, 2015	October 30, 2015	$0.39
Total Dividends Declared			$1.17

	Nine Months Ended
	September 30, 2014
Date Declared	Record Date	Payment Date	Dividend per Share
March 26, 2014	March 31, 2014	April 30, 2014	$0.38
May 6, 2014	June 30, 2014	July 31, 2014	$0.38
August 4, 2014	September 30, 2014	October 31, 2014	$0.38
Total Dividends Declared			$1.14

The dividends declared during the nine months ended September 30, 2015 and 2014 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2015 and 2014.

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Per Share Data
Net asset value, beginning of period	$15.53	$15.52

Net investment income (1)	1.33	1.50
Net realized and unrealized loss (1)	(0.07)	(0.02)
Total from operations	1.26	1.48
Issuance of common stock, net of offering costs (1)	—	(0.20)
Dividends declared from net investment income (2)	(1.17)	(1.14)
Total increase in net assets	0.09	0.14
Net Asset Value, End of Period	$15.62	$15.66
Per share market value at end of period	$16.43	$16.01
Total return based on market value (3)(5)	6.18%	7.19%
Total return based on net asset value (4)(5)	10.85%	8.25%
Shares Outstanding, End of Period	54,025,547	53,566,783
Ratios / Supplemental Data
Ratio of net expenses to average net assets (5)	9.92%	7.80%
Ratio of net investment income to average net assets (5)	12.25%	12.10%
Portfolio turnover (5)	29.08%	47.30%
Net assets, end of period	$843,972	$838,889

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.

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

Overview

TPG Specialty Lending, Inc. is a Delaware corporation formed on July 21, 2010. The Adviser is our external manager. We have three wholly owned subsidiaries, TC Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, TPG SL SPV, LLC, a Delaware limited liability company, in which we hold assets that were used to support our asset-backed credit facility, and TSL MR, LLC, a Delaware limited liability company, in which we hold certain investments. Our results reflect our ramp-up of initial investments, which is now complete, as well as the ongoing measured growth of our portfolio of investments.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2015, we have originated more than $3.9 billion aggregate principal amount of investments and retained approximately $2.6 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2015, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile, had weighted average annual revenue of $139.0 million and weighted average annual EBITDA of $32.0 million.

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

As of September 30, 2015, our average investment size in each of our portfolio companies was approximately $31.7 million.

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

As of September 30, 2015, no industry represented more than 15.8% of our total investment portfolio.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2015, 95.8% of our portfolio was invested in secured debt, including 87.0% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2015, the weighted average term on new investment commitments in new portfolio companies was 5.1 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of September 30, 2015, we had call protection on 90.0% of our debt investments, with weighted average call prices of 106.7% for the first year, 103.4% for the second year and 101.6% for the third year, in each case from the date of the initial investment. As of September 30, 2015, 94.9% of our debt investments bore interest at floating rates, subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser, TSSP and TPG

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Co-Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly, our Co-Chief Executive Officer Michael Fishman and our Adviser’s Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and TPG Special Situations Partners, or TSSP.

TSSP, with over $12 billion of assets under management, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, Austin Credit Macro, which is focused on macro credit opportunities, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 130 investment and operating professionals. Twenty seven (27) of these personnel are dedicated to our business, including 19 investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2015, 94.9% bear interest at a floating rate, subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the nine months ended September 30, 2015, less than 3.0% of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of September 30, 2015, our portfolio consisted of 87.0% first-lien debt investments, 8.8% second-lien debt investments, 1.9% mezzanine and unsecured debt investments and 2.3% equity and other investments. As of December 31, 2014, our portfolio consisted of 89.0% first-lien debt investments, 8.8% second-lien debt investments, 1.0% mezzanine and unsecured debt investments, and 1.2% equity and other investments.

As of September 30, 2015 and December 31, 2014, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.5% and 10.3%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.5% and 10.3%, respectively.

As of September 30, 2015 and December 31, 2014, we had investments in 44 and 34 portfolio companies, respectively, with an aggregate fair value of $1,396.4 million and $1,263.5 million, respectively.

For the three months ended September 30, 2015, we made new investment commitments of $184.8 million, $160.9 million to six new portfolio companies and $23.9 million to five existing portfolio companies. For this period, we had $148.4 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $15.8 million aggregate principal amount.

For the three months ended September 30, 2014, we made new investment commitments of $248.6 million, $216.9 million to four new portfolio companies and $31.7 million to four existing portfolio companies. For this period, we had $109.6 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $114.4 million aggregate principal amount.

Our investment activity for the three months ended September 30, 2015 and 2014 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2015	September 30, 2014
New investment commitments:
Gross originations	$184.8	$288.6
Less: Syndications/sell downs	—	40.0
Total new investment commitments	$184.8	$248.6
Principal amount of investments funded:
First-lien	$99.6	$198.8
Second-lien	30.7	25.2
Mezzanine and unsecured	15.1	—
Equity and other	18.8	—
Total	$164.2	$224.0
Principal amount of investments sold or repaid:
First-lien	$138.4	$97.6
Second-lien	10.0	12.0
Mezzanine and unsecured	—	—
Total	$148.4	$109.6
Number of new investment commitments in new portfolio companies	6	4
Average new investment commitment amount in new portfolio companies	$26.8	$54.2
Weighted average term for new investment commitments in new portfolio companies (in years)	5.1	4.1
Percentage of new debt investment commitments at floating rates	91.1%	98.7%
Percentage of new debt investment commitments at fixed rates	8.9%	1.3%
Weighted average interest rate of new investment commitments	9.6%	10.3%
Weighted average spread over LIBOR of new floating rate investment commitments	8.9%	9.3%
Weighted average interest rate on investments sold or paid down	9.8%	9.8%

As of September 30, 2015 and December 31, 2014, our investments consisted of the following:

	September 30, 2015		December 31, 2014
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,214.4	$1,217.2	$1,124.2	$1,127.2
Second-lien debt investments	122.7	125.2	111.4	111.1
Mezzanine and unsecured debt investments	27.4	28.6	13.0	13.4
Equity and other investments	31.9	40.8	14.9	21.5
Total	$1,396.4	$1,411.8	$1,263.5	$1,273.2

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,411.8	100.0%	$1,273.2	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,411.8	100.0%	$1,273.2	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Weighted average total yield of debt and income producing securities	10.5%	10.3%
Weighted average interest rate of debt and income producing securities	10.0%	9.9%
Weighted average spread over LIBOR of all floating rate investments	9.0%	8.7%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2015 and December 31, 2014. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2015		December 31, 2014
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$874.5	62.6%	$904.3	71.6%
2	379.5	27.2	260.7	20.6
3	116.0	8.3	98.5	7.8
4	26.4	1.9	—	—
5	—	—	—	—
Total	$1,396.4	100.0%	$1,263.5	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Total investment income	$46.8	$38.4	$129.8	$117.5
Less: Net expenses	20.5	14.9	56.9	43.1
Net investment income before income taxes	26.3	23.5	72.9	74.4
Less: Income taxes, including excise taxes	0.5	0.4	1.3	0.6
Net investment income	25.8	23.1	71.6	73.8
Net realized losses	(5.0)	(0.2)	(3.3)	(1.7)
Net change in unrealized losses	(11.5)	(4.3)	(0.4)	(0.9)
Net increase in net assets resulting from operations	$9.3	$18.6	$67.9	$71.2

Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Interest from investments	$45.5	$35.0	$124.5	$110.9
Dividend income	0.5	—	0.5	—
Other income	0.8	3.4	4.9	6.6
Total investment income	$46.8	$38.4	$129.9	$117.5

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $35.0 million for the three months ended September 30, 2014 to $45.5 million for the three months ended September 30, 2015. The average size of our investment portfolio increased from $1.2 billion during the three months ended September 30, 2014 to $1.4 billion during the three months ended September 30, 2015. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $3.2 million for the three months ended September 30, 2014 to $3.8 million for the three months ended September 30, 2015. Prepayment fees increased from $2.3 million for the three months ended September 30, 2014 to $5.3 million for the three months ended September 30, 2015. The accelerated amortization and prepayment fees primarily resulted from full paydowns on four portfolio investments and the expiration of one unfunded commitment during the three months ended September 30, 2014 and full paydowns on four portfolio investments and earning a prepayment fee on one existing portfolio investment during the three months ended September 30, 2015. Dividend income for the three months ended September 30, 2015 was $0.5 million. We did not have dividend income for the three months ended September 30, 2014. Other income decreased from $3.4 million for the three months ended September 30, 2014 to $0.8 million for the three months ended September 30, 2015, primarily due to higher syndication, amendment and agency fees earned during the third quarter of 2014.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $110.9 million for the nine months ended September 30, 2014 to $124.5 million for the nine months ended September 30, 2015, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $1.1 billion during the nine months ended September 30, 2014 to $1.3 billion during the nine months ended September 30, 2015. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $7.7 million for the nine months ended September 30, 2014 to $5.7 million for the nine months ended September 30, 2015; and prepayment fees increased from $14.2 million for the nine months ended September 30, 2014 to $15.1 million for the nine months ended September 30, 2015. The accelerated amortization and prepayment fees primarily resulted from full paydowns on ten portfolio investments and the expiration of one unfunded commitment during the nine months ended September 30, 2014 and from full paydowns on seven portfolio investments, a partial paydown on one portfolio investment and earning prepayment fees on two existing portfolio investments during the nine months ended September 30, 2015. Dividend income for the nine months ended September 30, 2015 was $0.5 million. We did not have dividend income for the nine months ended September 30, 2014. Other income decreased from $6.6 million for the nine months ended September 30, 2014 to $4.9 million for the nine months ended September 30, 2015, primarily due to higher syndication, amendment and agency fees earned during 2014.

Expenses

Operating expenses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Interest	$8.0	$3.8	$16.9	$11.1
Management fees (net of waivers)	5.4	4.7	15.6	10.9
Incentive fees related to pre-incentive fee net investment income (net of waivers)	5.0	4.7	15.1	14.8
Incentive fees related to realized/unrealized capital losses	(2.0)	(0.6)	—	(0.3)
Professional fees	2.4	1.0	4.9	3.4
Directors fees	0.1	0.1	0.3	0.2
Other general and administrative	1.6	1.2	4.1	3.0
Net Expenses	$20.5	$14.9	$56.9	$43.1

Interest

Interest, including other debt financing expenses, increased from $3.8 million for the three months ended September 30, 2014 to $8.0 million for the three months ended September 30, 2015. This increase was primarily due to an increase in the weighted average debt outstanding from $318 million for the three months ended September 30, 2014 to $557 million for the three months ended September 30, 2015 and the acceleration of deferred financing costs related to the termination of the SPV Asset Facility on September 25, 2015.  This increase in the weighted average debt outstanding was partially offset by a decrease in the average interest rate on our debt outstanding from 2.7% for the three months ended September 30, 2014 to 2.6% for the three months ended September 30, 2015.

Interest, including other debt financing expenses, increased from $11.1 million for the nine months ended September 30, 2014 to $16.9 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in the average debt outstanding from $381 million for the nine months ended September 30, 2014 to $504 million for the nine months ended September 30, 2015. The average interest rate on our debt outstanding remained flat at 2.6% for the nine months ended September 30, 2014 and the nine months ended September 30, 2015.

Management Fees

Management Fees (net of waivers) increased from $4.7 million for the three months ended September 30, 2014 to $5.4 million for the three months ended September 30, 2015. Management Fees increased from $4.7 million for the three months ended September 30, 2014 to $5.5 million for the three months ended September 30, 2015 due to the increase in total assets, which increased from an average of $1.2 billion for the three months ended September 30, 2014 to an average of $1.4 billion for the three months ended September 30, 2015. Management Fees waived were $20.7 thousand for the three months ended September 30, 2015, consisting solely of Management Fees attributable to our ownership of shares of common stock in TICC Capital Corp., or the TICC Shares; no management fees were waived for the three months ended September 30, 2014, as we did not hold any TICC Shares during the period.

Management Fees (net of waivers) increased from $10.9 million for the nine months ended September 30, 2014 to $15.6 million for the nine months ended September 30, 2015. Management Fees increased from $13.4 million for the nine months ended September 30, 2014 to $15.7 million for the nine months ended September 30, 2015 due to the increase in total assets, which increased from an average of $1.2 billion for the nine months ended September 30, 2014 to an average of $1.4 billion for the nine months ended September 30, 2015. Management Fees waived for the nine months ended September 30, 2014 were $2.5 million. Management Fees waived for the nine months ended September 30, 2015 were $20.7 thousand, consisting solely of Management Fees attributable to our ownership of the TICC Shares.

Until our IPO in March 2014, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital and (ii) 0.75% of aggregate drawn capital (including capital drawn to pay our expenses) as determined as of the end of any calendar quarter. In addition, the Adviser has voluntarily waived the Management Fee on our ownership of the TICC Shares for the period that TICC Capital Corp. remains our portfolio company.

Any waived Management Fees are not subject to recoupment by the Adviser. Following our IPO, with the exception of its waiver of Management Fees attributable to our ownership of the TICC Shares, the Adviser has not waived its right to receive the full Management Fee payable pursuant to the Investment Advisory Agreement, and there can be no assurance that the Adviser will continue to waive Management Fees related to the TICC Shares. Accordingly, we may be required to continue to pay the full amount of the Management Fee, including with respect to the TICC Shares, in future periods.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $4.7 million for the three months ended September 30, 2014 to $5.0 million for the three months ended September 30, 2015. This increase resulted from the increase in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. For the three months ended September 30, 2015, Incentive Fees related to pre-Incentive Fee net investment income of $82.9 thousand were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the three months ended September 30, 2014, as we did not hold any TICC Shares during the period. Incentive Fees related to capital gains and losses decreased from ($0.6) million for the three months ended September 30, 2014 to ($2.0) million for the three months ended September 30, 2015 primarily due to changes in unrealized gains and losses on our investments, unrealized gains and losses on our interest rate swaps and unrealized gains and losses on the translation of our foreign currency debt.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $14.8 million for the nine months ended September 30, 2014 to $15.1 million for the nine months ended September 30, 2015. This increase resulted from the increase in the size of the portfolio and related increase in pre-Incentive Fee net investment income. This increase also resulted from an increase in the Incentive Fee rate from 15% through March 31, 2014 to 17.5% beginning April 1, 2014 as a result of the consummation of our IPO. For the nine months ended September 30, 2015, Incentive Fees related to pre-Incentive Fee net investment income of $82.9 thousand were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the nine months ended September 30, 2014, as we did not hold any TICC Shares during the period. Incentive Fees related to capital gains and losses were ($0.3) million for the nine months ended September 30, 2014. There were no Incentive Fees related to capital gains and losses for the nine months ended September 30, 2015 due to changes in unrealized gains and losses on our investments, realized gains and losses on our investments, realized and unrealized gains and losses on our interest rate swaps, realized and unrealized gains and losses on foreign currency forward contracts, and unrealized gains and losses on the translation of our foreign currency debt.

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TICC Shares for the period that TICC Capital Corp. remains our portfolio company. The Adviser has not waived any part of the Incentive Fee related to capital gains and losses attributable to our ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares will be applied against the our cumulative realized capital gains on which the Incentive Fee related to capital gains and losses is calculated.

Any waived Incentive Fees are not subject to recoupment by the Adviser. There can be no assurance that the Adviser will continue to waive any Incentive Fee related to the TICC Shares. Accordingly, we may be required to continue to pay the full amount of the Incentive Fee, including with respect to the TICC Shares, in future periods.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.0 million for the three months ended September 30, 2014 to $2.4 million for the three months ended September 30, 2015 and other general and administrative fees increased from $1.2 million for the three months ended September 30, 2014 to $1.6 million for the three months ended September 30, 2015, both due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees increased from $3.4 million for the nine months ended September 30, 2014 to $4.9 million for the nine months ended September 30, 2015 and other general and administrative fees increased from $3.0 million for the nine months ended September 30, 2014 to $4.1 million for the nine months ended September 30, 2015, both due to an increase in costs associated with servicing a growing investment portfolio.

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

For the three months ended September 30, 2015 and 2014, we recorded a net expense of $0.5 million and $0.4 million, respectively, for U.S. federal excise tax. For the nine months ended September 30, 2015 and 2014, we recorded a net expense of $1.3 million and $0.6 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Net realized gains (losses) on investments	$(5.0)	$0.0	$(5.0)	$0.1
Net realized gains on interest rate swaps	—	—	1.9	—
Net realized gains (losses) on foreign currency transactions	0.0	(0.3)	(0.2)	(0.2)
Net realized losses on foreign currency forward contracts	—	—	—	(1.6)
Net realized losses on foreign currency investments	(0.1)	—	(0.3)	—
Net realized gains on foreign currency borrowings	0.1	0.1	0.3	0.1
Net realized losses	$(5.0)	$(0.2)	$(3.3)	$(1.6)

Change in unrealized gains on investments	$7.1	$3.6	$12.2	$6.4
Change in unrealized losses on investments	(21.7)	(10.1)	(17.8)	(12.8)
Net Change in Unrealized Losses on Investments	$(14.6)	$(6.5)	$(5.6)	$(6.4)
Unrealized appreciation on foreign currency borrowings	1.3	3.3	4.5	4.5
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	(0.1)	0.0	(0.0)	1.2
Unrealized appreciation (depreciation) on interest rate swaps	1.9	(1.0)	0.7	(0.2)
Net Change in Unrealized Gains on Foreign Currency Transactions and Interest Rate Swaps	$3.1	$2.3	$5.2	$5.5

Net Change in Unrealized Losses	$(11.5)	$(4.2)	$(0.4)	$(0.9)

For the three and nine months ended September 30, 2015, we had net realized losses on investments of $5.0 million and $5.0 million, respectively, primarily related to two portfolio companies. For the nine months ended September 30, 2015, we had net realized gains on interest rate swaps of $1.9 million. We did not have realized gains or losses on interest rate swaps for the three months ended September 30, 2015. For the three and nine months ended September 30, 2015, we had net realized gains on foreign currency transactions of less than $0.1 million and net realized losses on foreign currency transactions of $0.2 million, respectively, primarily from translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2015, we had net realized foreign currency losses on non-USD investments of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2015, we had net realized foreign currency gains on borrowings of $0.1 million and $0.3 million, respectively.

For the three months ended September 30, 2015, we had $7.1 million in unrealized appreciation on 7 portfolio company investments, which was offset by $21.7 million in unrealized depreciation on 33 portfolio company investments. For the nine months ended September 30, 2015, we had $12.2 million in unrealized appreciation on 16 portfolio company investments, which was offset by $17.8 million in unrealized depreciation on 26 portfolio company investments. Unrealized appreciation for the three and nine months ended September 30, 2015 resulted from an increase in fair market value, primarily due to positive valuation adjustments in the portfolio. Unrealized depreciation for the three and nine months ended September 30, 2015 primarily resulted from widening in credit spreads, the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and nine months ended September 30, 2015, we had unrealized appreciation of $1.3 million and $4.5 million, respectively, on the translation of foreign currency borrowings, primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the three and nine months ended September 30, 2015, we had unrealized depreciation on foreign currency cash and forward contracts of $0.1 million and less than $0.1 million, respectively. For the three and nine months ended September 30, 2015, we had unrealized appreciation on interest rate swaps of $1.9 million and $0.7 million, respectively.

For the three and nine months ended September 30, 2014, we had net realized gains on investments of less than $0.1 million and $0.1 million, respectively. For the three and nine months ended September 30, 2014, we had net realized losses on foreign currency transactions of $0.3 million and $0.2 million, respectively, primarily from translating foreign currency related to our non-USD denominated investments. For the nine months ended September 30, 2014, we had net realized losses of $1.6 million on foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd. We did not have any net realized losses on foreign currency forward contracts for the three months ended September 30, 2014. For the three and nine months ended September 30, 2014, we had net realized gains on foreign currency borrowings of $0.1 million and $0.1 million, respectively.

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

For the three and nine months ended September 30, 2014 we had unrealized appreciation on foreign currency borrowings of $3.3 million and $4.5 million, respectively, primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the nine months ended September 30, 2014 we had unrealized appreciation on foreign currency forward contracts of $1.2 million as a result of the reversal of prior period unrealized depreciation due to settling our foreign currency forward contracts related to our investments in Jeeves Information Systems AB and Soho House Bond Ltd. We did not have any unrealized appreciation on foreign currency forward contracts for the three months ended September 30, 2014. For the three and nine months ended September 30, 2014, we had unrealized depreciation on interest rate swaps of $1.0 million and $0.2 million, respectively, due to fluctuations in interest rates.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2015, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 16.4% (based on cash invested of $1.1 billion and total proceeds from these exited investments of $1.3 billion). Eighty nine percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under our Revolving Credit Facility to fund these investments.  For the three and nine months ended September 30, 2015, we had $1.3 million and $4.5 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2015.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2015. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

During the three and nine months ended September 30, 2015 and 2014, we entered into foreign currency forward contracts related to our non-USD denominated investments. As of September 30, 2015 and 2014, we did not have any open foreign currency forward contracts. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

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

The capital commitments of our private phase investors terminated upon the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of September 30, 2015 and December 31, 2014, our asset coverage ratio was 256.7% and 311.0%, respectively. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2015, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2015, we had approximately $350.8 million of availability on our Revolving Credit Facility.

As of September 30, 2015, we had $3.8 million in cash and cash equivalents, an increase of $1.4 million from December 31, 2014. During the nine months ended September 30, 2015, we used $86.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $441.0 million and other operating activity of $23.9 million, which was partially offset by proceeds from investments of $16.7 million, repayments on investments of $293.8 million, and an increase in net assets resulting from operations of $67.9 million. Lastly, cash provided by financing activities was $87.8 million during the period, primarily due to borrowings of $559.3 million, partially offset by repayments on debt of $412.2 million, debt issuance costs of $0.1 million and dividends paid of $59.2 million.

As of September 30, 2015, we had $1.9 million of restricted cash pledged as collateral under our interest rate swap agreements, a decrease of $0.3 million from December 31, 2014.

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

During the nine months ended September 30, 2014, we did not deliver any drawdown notices to our private phase investors. On December 31, 2013, we delivered a capital drawdown notice to our private phase investors relating to the sale of 4,234,501 shares of our common stock for an aggregate offering price of $65.0 million. The sale closed on January 15, 2014. This capital drawdown notice is reflected in the number of shares issued for the nine months ended September 30, 2014 below and in the consolidated financial statements for the nine months ended September 30, 2014.

From inception through March 26, 2014, we had drawn down a total of $0.6 billion of capital and issued 38.9 million shares, excluding equity and shares issued through our dividend reinvestment plan. The remaining unfunded commitments under the subscription agreements terminated upon the completion of our IPO in March 2014, and hence as of September 30, 2015 no longer remain in effect.

During the nine months ended September 30, 2015 and 2014, we issued 230,189 and 1,131,275 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $3.9 million and $18.9 million, respectively. On November 2, 2015, we issued 138,413 shares of our common stock through our dividend reinvestment plan for proceeds of $2.2 million, which is not reflected in the number of shares issued for the nine months ended September 30, 2015 in this section or the consolidated financial statements for the three and nine months ended September 30, 2015.

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

During the three and nine months ended September 30, 2015, 2,000 shares were repurchased under the Company 10b5-1 Plan. No shares were repurchased under the Company 10b5-1 Plan during the three or nine months ended September 30, 2014.

Debt

Debt consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
Revolving Credit Facility	$781,250	$426,278	$350,770	$426,278
Convertible Senior Notes	115,000	115,000	—	112,341
Total Debt	$896,250	$541,278	$350,770	$538,619

	December 31, 2014
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility (2)	$175,000	$106,725	$45,279	$106,725
Revolving Credit Facility	781,250	177,216	466,189	177,216
Convertible Senior Notes	115,000	115,000	—	111,923
Total Debt	$1,071,250	$398,941	$511,468	$395,864

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The reinvestment period under the SPV Asset Facility terminated on January 21, 2015 and accordingly any undrawn availability under the facility also terminated. TPG SL SPV prepaid all loans under the SPV Asset Facility and terminated the facility on September 25, 2015.

As of September 30, 2015 and December 31, 2014, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

On October 2, 2015, we entered into a fourth amendment to the Revolving Credit Facility:

•

decreasing the applicable margin with respect to (i) any loan bearing interest at a rate determined by reference to the Alternate Base Rate from 1.00% to 0.75% and (ii) any loan bearing interest at a rate determined by reference to the Adjusted LIBO Rate from 2.00% to 1.75%, in each case, if the Borrowing Base is equal to or greater than 1.85 times the Combined Debt Amount;

•	increasing the aggregate commitments from $781.3 million to $821.3 million;
•	extending the revolving period from October 17, 2018 to October 2, 2019;
•	extending the stated maturity date from October 17, 2019 to October 2, 2020; and
•	increasing the accordion feature, which allows us, under certain circumstances, to increase the size of the Revolving Credit Facility, from a maximum of $956.3 million to a maximum of $1.25 billion.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2015, we had outstanding debt denominated in Swedish Krona (SEK) of 197.9 million, Euro (EUR) of 35.7 million and Pound Sterling (GBP) of 21.0 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

The Revolving Credit Facility is guaranteed by TC Lending, LLC and TSL MR, LLC and may be guaranteed by certain domestic subsidiaries in the future. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by us and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

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

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after October 2, 2015.

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

The credit and security agreement provided for a contribution and reinvestment period for up to 18 months after the Closing Date, or the Commitment Termination Date. The Commitment Termination Date was November 8, 2013, at which point the reinvestment period of the SPV Asset Facility expired and accordingly any undrawn availability under the facility terminated. The reinvestment period was subsequently reopened for the period from January 21, 2014 to January 21, 2015, thereby extending the Commitment Termination Date to January 21, 2015. Proceeds received by TPG SL SPV from interest, dividends or fees on assets were required to be used to pay expenses and interest on outstanding borrowings, and the excess can be returned to us, subject to certain conditions, on a quarterly basis. Prior to the Commitment Termination Date, proceeds received from principal on assets could be used to pay down borrowings or make additional investments. Following the Commitment Termination Date, proceeds received from principal on assets were required to be used to make payments of principal on outstanding borrowings on a quarterly basis. Proceeds received from interest and principal at the end of a reporting period that have not gone through the settlement process for these payment obligations are considered to be restricted cash.

After giving effect to amendments to the credit and security agreement in January 2014 and March 2015, the facility had commitments of $175 million and the pricing ranged from cost of funds + 2.25% to LIBOR + 2.35% and the facility was scheduled to mature on January 21, 2021.

The undrawn portion of the commitment bore an unutilized commitment fee of 0.75%. This fee ceased to accrue on January 21, 2015 when the reinvestment period ended. The SPV Asset Facility contained customary covenants, including covenants relating to separateness from the Adviser and its affiliates and long-term credit ratings with respect to the underlying collateral obligations, and events of default. The SPV Asset Facility was secured by a perfected first priority security interest in the assets of TPG SL SPV and on any payments received by TPG SL SPV in respect of such assets, which accordingly were not available to pay our other debt obligations.

On September 25, 2015, TPG SL SPV prepaid all loans outstanding under the facility and the facility was terminated.  Upon termination of the facility, the security interests in the assets of TPG SL SPV and on payments received by TPG SL SPV in respect of such assets were released.

As of September 30, 2015 and December 31, 2014, TPG SL SPV had $285.4 million and $334.0 million, respectively, in investments at fair value. As of December 31, 2014 TPG SL SPV had $108.8 million in liabilities, including the outstanding borrowings, on its balance sheet. As of September 30, 2015, TPG SL SPV’s liabilities had been fully prepaid. As of December 31, 2014, TPG SL SPV had $10.2 million in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements. TPG SL SPV did not have restricted cash as of September 30, 2015.

Borrowings of TPG SL SPV are considered our borrowings for purposes of complying with the asset coverage requirements of the 1940 Act.

Convertible Senior Notes

On June 10, 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, or the Convertible Senior Notes. The Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Senior Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of

Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of Convertible Senior Notes, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the Convertible Senior Notes is three-month LIBOR plus 286 basis points.

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

As of September 30, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of September 30, 2015, we were in compliance with the terms of the Convertible Senior Notes Indenture.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2015 and December 31, 2014, we had the following commitments to fund investments:

($ in millions)	September 30, 2015	December 31, 2014
Senior secured revolving loan commitments	$55.0	$34.2
Senior secured term loan commitments	35.2	13.8
Total Portfolio Company Commitments	$90.2	$48.0

Other Commitments and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2015 and December 31, 2014, we had outstanding commitments to fund investments totaling $90.2 million and $48.0 million, respectively.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2015 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$426.3	$—	$—	$426.3	$—
Convertible Senior Notes	115.0	—	—	115.0	—
Total Contractual Obligations	$541.3	$—	$—	$541.3	$—

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

As of September 30, 2015, 94.9% of our debt investments in our portfolio bore interest at floating rates, subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our Convertible Senior Notes, which bear interest at a fixed rate, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of September 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$30.0	$16.2	$13.8
Up 200 basis points	$16.8	$10.8	$6.0
Up 100 basis points	$4.0	$5.4	$(1.4)
Down 25 basis points	$—	$(1.2)	$1.2

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

Any acquisitions or strategic investments that we pursue are subject to risks and uncertainties.

We have pursued and may continue to pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.

Acquisitions could involve numerous additional risks, such as unanticipated litigation, unexpected costs, liabilities, charges or expenses resulting from a transaction, the inability to generate sufficient revenue to offset acquisition costs and any changes in general economic or industry specific conditions. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable. The failure to integrate successfully or to manage the challenges presented by an integration process may adversely impact our financial results. In addition, the proposal and negotiation of acquisitions or strategic investments, whether or not completed, as well as the integration of  those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.

Our ability to manage our growth through acquisitions or strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding shares of our common stock repurchased by the Company for each month in the three month period ended September 30, 2015:

($ in thousands, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2015	—	$—	—	$—
August 2015	2,000	14.42	2,000	49,971
September 2015	—	—	—	—
Total	2,000	$14.42	2,000	$49,971

(1)

On August 4, 2015, the Board of Directors authorized the Company to enter into a purchase agreement, the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 29, 2016 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

10.1

Fourth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 2, 2015, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Suntrust Bank, as Administrative Agent

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

TPG SPECIALTY LENDING, INC.

Date: November 3, 2015	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: November 3, 2015	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: November 3, 2015	By:	/s/ Robert Ollwerther
Robert Ollwerther
Chief Financial Officer