Form 10-K
period 2015-12-31
TPG Specialty Lending, Inc.
filed 2016-02-24
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, based on the closing price on that date of $17.00 on The New York Stock Exchange, was approximately $869,892,244. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 23, 2016 was 54,226,188.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2016 annual meeting of stockholders are incorporated by reference in Part III.

TPG SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2015

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

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2015, we have originated more than $4.3 billion aggregate principal amount of investments and retained approximately $2.9 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2015, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 87% of our total investments based on fair value, had weighted average annual revenue of $128 million and weighted average annual EBITDA of $33 million.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of our Adviser and its affiliates. We have operated as a business development company, or a BDC, since we began our investment activities in July 2011, and we are currently one of the largest BDCs by total assets.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2015, based on fair value our portfolio consisted of 88.2% first-lien debt investments, 8.1% second-lien debt investments, 1.9% mezzanine and unsecured debt investments, and 1.8% equity and other investments. Approximately 95.3% of our debt investments based on fair value as of December 31, 2015 are floating rate in nature (when including investment specific hedges), with 94.2% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2015 we had investments in 46 portfolio companies. As of December 31, 2015, the average investment size in each of our portfolio companies was approximately $32 million based on fair value. As of December 31, 2015, the largest single investment based on fair value represented 4.9% of our total investment portfolio.

As of December 31, 2015, our portfolio was invested across 20 different industries. The largest industries in our portfolio as of December 31, 2015 were business services and healthcare, which represented, as a percentage of our portfolio, 21.2%, and 18.0%, respectively, based on fair value.

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

TSSP, with over $16 billion of assets under management as of December 31, 2015, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, Austin Credit Macro, which is focused on macro credit opportunities, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 130 investment and operating professionals. Twenty six (26) of these personnel are dedicated to our business, including 18 investment professionals.

TPG is a leading global private investment firm founded in 1992 with $70.2 billion of assets under management as of September 30, 2015, and offices in San Francisco, Fort Worth, New York and throughout the world. In addition to TSSP, TPG’s investment business includes discrete investment platforms focused on a range of alternative investment products, including TPG Capital, which is TPG’s flagship large capitalization private equity business and focuses on global investments across all major industry sectors; TPG Growth, which invests in small- and middle-market growth equity and corporate opportunities in all major industry sectors in North America and in other developed and emerging markets; TPG Biotechnology Partners, which invests in early- and late-stage venture capital opportunities in the biotechnology and related life sciences industries; and TPG Real Estate, which is the real estate platform of TPG. TPG has extensive experience with global public and private investments executed through leveraged buyouts, recapitalizations, spinouts, growth investments, joint ventures and restructurings, and has a team of over 300 professionals.

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

On December 16, 2014, we were granted an exemptive relief order from the SEC that, if certain conditions are met, allows us to co-invest, to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested.

We believe our ability to co-invest with TSSP and TPG affiliates will be particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We expect that with the ability to co-invest with TSSP and TPG affiliates we will be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors. See "Regulation as a Business Development - Company Transactions with our affiliates.”

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

On November 3, 2015, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 3, 2016, and may be extended subject to required approvals.

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

Due Diligence Process

The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment team responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, our diligence of each opportunity may include:

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

Selective Investment Process

After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by senior investment professionals. If these senior and other investment professionals are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate, on a case-by-case basis.

Issuance of Formal Commitment

Approval of an investment requires the approval of the Investment Review Committee or, depending on the size and nature of the investment, a portion thereof. Once we have determined that a prospective portfolio company is suitable for investment, we work with the management or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

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

Structure of Investments

Since beginning our investment activities in July 2011, we have sought to generate current income primarily in U.S.-domiciled middle market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity and other investments.

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

•

“Mezzanine” and “Unsecured” debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt and may not have the benefit of financial covenants common in first-lien and second-lien debt. Unsecured debt may rank junior as it relates to proceeds in certain liquidations where it does not have the benefit of a lien in specific collateral held by creditors (typically first lien and/or second lien) who have a perfected security interest in such collateral. However, both mezzanine and unsecured debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine and unsecured debt investments generally offer lenders fixed returns in the form of interest payments and mezzanine debt will often provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine and unsecured debt generally bears a higher stated interest rate than first-lien and second-lien debt.

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

Investments

As of December 31, 2015 and 2014, we had made investments with an aggregate fair value of $1,485.7 million and $1,263.5 million, respectively, in 46 and 34 portfolio companies, respectively.

Investments consisted of the following at December 31, 2015 and 2014:

	December 31, 2015
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	(Loss)
First-lien debt investments	$1,333.1	$1,310.2	$(22.9)
Second-lien debt investments	126.0	121.2	(4.8)
Mezzanine and unsecured debt investments	29.8	28.0	(1.8)
Equity and other investments	40.8	26.3	(14.5)
Total Investments	$1,529.7	$1,485.7	$(44.0)

	December 31, 2014
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,127.2	$1,124.2	$(3.0)
Second-lien debt investments	111.1	111.4	0.3
Mezzanine and unsecured debt investments	13.4	13.0	(0.4)
Equity and other investments	21.5	14.9	(6.6)
Total Investments	$1,273.2	$1,263.5	$(9.7)

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014
Automotive	2.2%	2.7%
Beverage, food, and tobacco	4.2%	6.8%
Business services	21.2%	10.0%
Chemicals	0.5%	1.5%
Communications	—	1.4%
Containers and packaging	—	3.2%
Education	1.8%	2.2%
Electronics	5.5%	6.2%
Financial services	2.9%	8.4%
Healthcare	18.0%	17.3%
Hotel, gaming, and leisure	5.5%	5.9%
Human resource support services	3.6%	—
Insurance	4.3%	8.0%
Internet services	3.6%	3.2%
Manufacturing	1.6%	2.0%
Metals and mining	—	1.7%
Office products	2.4%	2.8%
Oil, gas and consumable fuels	3.2%	8.2%
Other	0.6%	0.4%
Pharmaceuticals	4.9%	—
Real Estate	0.7%	—
Retail and consumer products	8.5%	3.3%
Transportation	4.8%	4.8%
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the product or services (such as software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014
United States
Midwest	9.9%	13.1%
Northeast	21.9%	27.1%
South	26.1%	23.6%
West	29.7%	23.6%
Canada	1.9%	1.3%
Europe	10.5%	11.3%
Total	100.0%	100.0%

Loan Commitments

As of December 31, 2015 and 2014, we had the following commitments to fund investments:

	December 31, 2015	December 31, 2014
Senior secured revolving loan commitments	$42,797	$34,242
Senior secured term loan commitments	35,849	13,816
Total Portfolio Company Commitments	$78,646	$48,058

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2015 and 2014, our asset coverage was 225.7% and 311.0%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015
		Borrowings	Amount
($ in millions)	Total Facility	Outstanding	Available (1)
Revolving Credit Facility	$821.3	$540.3	$280.9
Convertible Senior Notes	115.0	115.0	—
Total Debt Obligations	$936.3	$655.3	$280.9

	December 31, 2014
		Borrowings	Amount
($ in millions)	Total Facility	Outstanding	Available (1)
SPV Asset Facility (2)	$175.0	$106.7	$45.3
Revolving Credit Facility	781.3	177.2	466.2
Convertible Senior Notes	115.0	115.0	—
Total Debt Obligations	$1,071.3	$398.9	$511.5

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.

For the years ended December 31, 2015, 2014 and 2013, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
($ in millions)	December 31, 2015	December 31, 2014	December 31, 2013
Interest expense	$13.8	$10.0	$7.2
Commitment fees	1.8	2.3	1.4
Amortization of debt issuance costs	5.8	2.5	1.9
Accretion of original issue discount	0.6	0.3	—
Total Interest Expense	$22.0	$15.1	$10.5

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

For the year ended December 31, 2015, Management Fees were $21.3 million, of which $0.1 million were waived (see below).

Until our initial public offering, or IPO, in March 2014, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital and (ii) 0.75% of aggregate drawn capital (including capital drawn to pay our expenses) as determined as of the end of any calendar quarter (the “Pre-IPO Waiver”).

In addition, the Adviser has voluntarily waived the Management Fee on our ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”) for any period in which TICC Capital Corp. remains our portfolio company.

For the year ended December 31, 2015, Management Fees of $0.1 million were waived, consisting solely of Management Fees attributable to our ownership of the TICC Shares. For the years ended December 31, 2014 and 2013, Management Fees of $2.5 million and $7.1 million, respectively, were waived pursuant to the Pre-IPO Waiver. Any waived Management Fees are not subject to recoupment by the Adviser.

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

Beginning April 1, 2014, the first quarter after our IPO, the first component, payable at the end of each quarter in arrears, equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate”, the calculation of which is further explained below, until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a quarter (7.28% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any quarter is payable to the Adviser.

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

We accrue the Incentive Fee taking into account unrealized gains and losses; however, Section 205(b)(3) of the Advisers Act, as amended, prohibits the Adviser from receiving the payment of fees until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future. For the year ended December 31, 2015, Incentive Fees were $20.2 million, comprised of fees related to pre-incentive fee net investment income. For the year ended December 31, 2015, no incentive fees were accrued related to capital gains.

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TICC Shares for any period in which TICC Capital Corp. remains our portfolio company. The Adviser has not waived any part of the Capital Gains Fee attributable to our ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares will be applied against our cumulative realized capital gains on which the Capital Gains Fee is calculated.

For the year ended December 31, 2015, Incentive Fees of $0.2 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Following the IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to our ownership of the TICC Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement. There can be no assurance that the Adviser will continue to waive Management Fees or Incentive Fees related to our ownership of the TICC Shares, as the Adviser can discontinue the voluntary waiver at any time. Accordingly, we may be required to continue to pay the full amount of the Management Fee and Incentive Fee, including with respect to the TICC Shares, in future periods.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the year ended December 31, 2015, we incurred expenses of $3.6 million for administrative services payable under the terms of the Administration Agreement.

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

Incentive Fee = 17.5% × pre-Incentive Fee net investment income, subject to “catch-up” (4)

Incentive Fee = 100% × “catch-up” + (17.5% × (pre-Incentive Fee net investment income – 1.82%))

Catch-up = 1.82% – 1.5% = 0.32%

Incentive Fee = (100% × 0.32%) + (17.5% × (2.925% – 1.82%))

= 0.32% + (17.5% × 1.105%)

= 0.32% + 0.193%

= 0.513%

(1)	Represents 6.0% annualized hurdle rate.
(2)	Represents 1.5% annualized management fee. For the purposes of these examples the management fee is assumed to be based on net assets, rather than gross assets.
(3)	Excludes organizational and offering expenses.
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
•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing, including the allocable portion of the compensation of our Chief Financial Officer, Chief Compliance Officer and other professionals who spend time on those related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs);

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

In addition, from time to time, the Adviser pays amounts owed by us to third-party providers of goods or services, including the Board. We subsequently reimburse the Adviser for those amounts paid on our behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. We also reimburse the Adviser for the allocable portion of the compensation paid by the Adviser or its affiliates to our Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on those related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs).

All of the expenses described above are ultimately borne by our stockholders.

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 3, 2016, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, TSSP, TPG and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed it in November 2015. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after any borrowing or issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2015 and 2014, our asset coverage was 225.7% and 311.0%, respectively.

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

Transactions with our affiliates

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

On December 16, 2014, we were granted an exemptive relief order from the SEC that, if certain conditions are met, allows us to co-invest, to the extent the size of an investment opportunity exceeds the amount our Adviser independently determines is appropriate for us to invest, with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested . These conditions include, among others, prior approval by a majority of our Independent Directors and that the terms and conditions of the investment applicable to any affiliates of TSSP and TPG also must be the same as those applicable to us.

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

Senior Securities

As a BDC, we generally must have 200% asset coverage for our debt after incurring any new indebtedness, meaning that the total value of our assets must be at least twice the amount of the debt (i.e., 50% leverage). As of December 31, 2015 and 2014, our asset coverage was 225.7% and 311.0%, respectively.

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

The 1940 Act imposes limitations on a BDC’s issuance of preferred stock, which is considered a “senior security” and thus is subject to the 200% asset coverage requirement described above.

Code of Ethics

As required by the Advisers Act and the 1940 Act, we and the Adviser have adopted codes of ethics which apply to, among others, our and our Adviser’s executive officers, including our Co-Chief Executive Officers and Chief Financial Officer, as well as our Adviser’s officers, directors and employees. The codes of ethics establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. There have been no material changes to the codes or material waivers of the codes that apply to our Co-Chief Executive Officers or Chief Financial Officer.

We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to the Secretary of the Company, Jennifer Gordon, TPG Specialty Lending, Inc., 888 7th Avenue, 35th floor, New York, NY 10106, Attention: TSLX Investor Relations, or by emailing us at IRTSL@tpg.com.

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

The NYSE Corporate Governance Rules

The NYSE has adopted corporate governance rules that listed companies must comply with. We believe we are in compliance with these rules.

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

We make available on our website (www.tpgspecialtylending.com) our proxy statements, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. We also provide electronic or paper copies of our filings free of charge upon request. Requests may be made in writing addressed to us at 888 7th Avenue, 35th floor, New York, NY 10106, Attention: TSLX Investor Relations, or by emailing us at IRTSL@tpg.com.

Investors and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580 Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains this information.

Regulated Investment Company Classification

As a BDC, we have elected to be treated as a RIC for U.S. federal income tax purposes. Our status as a RIC enables us to deduct qualifying distributions to our stockholders, so that we will be subject to corporate-level U.S. federal income taxation only in respect of income and gains that we retain and do not distribute. In addition, certain distributions that we make to non-U.S. stockholders with respect to our taxable years commencing April 1, 2015 will be eligible for look-through tax treatment.

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

As part of our business strategy, we borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that have priority over the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the Management Fee is payable based on our gross assets, including cash and assets acquired through the use of leverage, which may give our Adviser an incentive to use leverage to make additional investments. See “—Risks Related to Our Business and Structure—Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

As of December 31, 2015, we had $655.3 million of outstanding indebtedness, which had an annualized interest cost of 2.52% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rate on our Convertible Senior Notes. As of December 31, 2015, the interest rate on our 4.50% Convertible Senior Notes due 2019, or the Convertible Senior Notes, as adjusted to give effect to the interest rate swaps, was three-month LIBOR plus 286 basis points.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 1.1%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

In order to assist investors in understanding the effects of leverage, the following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. Leverage generally magnifies the return of stockholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Assumed Return on Our Portfolio (net of expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (1)	-20.50%	-11.26%	-2.01%	7.23%	16.47%

(1)

Assumes, as of December 31, 2015, (i) $1.5 billion in total assets, (ii) $655.3 million in outstanding indebtedness, (iii) $820.7 million in net assets and (iv) annualized interest cost of 2.52%, under the terms of our debt.

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

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser. The Management Fee is calculated as a percentage of the value of our gross assets at a specific time, which would include any borrowings for investment purposes, and may give our Adviser an incentive to use leverage to make additional investments. In addition, the Management Fee is payable regardless of whether the value of our gross assets or your investment have decreased. The use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock, including investors in offerings of common stock pursuant to this Annual Report. Given the subjective nature of the investment decisions that our Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest.

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

Also, one component of the Incentive Fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe the Adviser an Incentive Fee during one year as a result of realized capital gains on certain investments, and then incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years. Incentive Fees earned in prior years cannot be clawed back even if we later incur losses.

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

As of December 31, 2015 and December 31, 2014, we elected to retain approximately $38 million and $31 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded a net expense of $1.5 million and $1.1 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

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

In addition, any affiliated investment vehicle currently formed or formed in the future and managed by the Adviser or its affiliates, particularly in connection with any future growth of their respective businesses, may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. For example, TSSP has organized a separate investment vehicle, TSL Europe, aimed specifically at European middle-market loan originations and may in the future organize vehicles aimed at other loan origination opportunities outside our primary focus. Our ability to pursue investment opportunities other than middle-market loan originations for companies domiciled in the United States is subject to the contractual and other requirements of these other funds and allocation decisions by TSSP or TPG senior professionals. As a result, the Adviser and its affiliates may face conflicts in allocating investment opportunities between us and those other entities. It is possible that we may not be given the opportunity to participate in certain investments made by other TSSP or TPG vehicles that would otherwise be suitable for us.

If TPG and the Adviser were to determine that an investment is appropriate both for us and for one or more other TSSP or TPG vehicles, we would only be able to make the investment in conjunction with another vehicle to the extent the exemptive relief order granted to us by the SEC permits us to do so or the investment is otherwise permitted under relevant SEC guidance. On December 16, 2014, we were granted an exemptive relief order from the SEC that, if certain conditions are met, allows us to co-invest with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. These conditions include, among others, prior approval by a majority of our Independent Directors and that the terms and conditions of the investment applicable to any affiliates of TSSP and TPG must be the same as those applicable to us. We cannot assure you when or whether we will apply for any other exemptive relief in the future and whether such orders will be obtained.

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with TSSP and TPG. Any new investment advisory agreement would require stockholder approval.

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

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.

We are required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our securities.

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

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In particular, changes to the laws and regulations governing BDCs or the interpretation of these laws and regulations by the staff of the SEC could disrupt our business model. Any changes to the laws and regulations governing our operations may cause us to alter our investment strategy to avail ourselves of new or different opportunities. For more information on tax regulatory risks, see “Risks Related to our Portfolio Company Investments.”

On July 21, 2010, the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. Although passage of the Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect us and the financial industry as a whole, many of its provisions remain subject to extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-

bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in December 2015, the Federal Reserve raised the target range for the federal funds rate by 0.25%. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve's objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

We are subject to risks associated with our investments in energy companies.

As of December 31, 2015, our investments in portfolio companies that operate in the oil, gas and consumable fuels industry represent 3.2% of our total portfolio. The energy industry has been in a period of disruption and volatility that has been characterized by decreases in oil and gas prices and production levels. This disruption and volatility has led to, and future disruptions and volatility may lead to, decreases in the credit quality and performance of certain of our debt and equity investments in energy companies, which could, in turn, negatively impact the fair value of our investments in energy companies. Any prolonged decline in oil and gas prices or production levels could adversely impact the ability of our portfolio companies in the energy industry to satisfy financial or operating covenants that may be imposed by us and other lenders or to make payments to us as and when due, which could have a material adverse effect on our business, financial condition and results of operations. In addition, energy companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our energy-related investments as well as our cash flows from such investments.

Risks Related to Our Portfolio Company Investments

Our investments are very risky and highly speculative.

We primarily invest in first-lien debt, second-lien debt, mezzanine and unsecured debt or equity or other securities issued by middle-market companies. The companies in which we intend to invest are typically highly leveraged, and, in most cases, our investments in these companies are not rated by any rating agency. If these instruments were rated, we believe that they would likely receive a rating of below investment grade (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal.

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

Investments are valued at the end of each fiscal quarter. The majority of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of investments that are not publicly traded or whose market prices are not readily available are determined in good faith by the Board, which is supported by the valuation committee of our Adviser and by the audit committee of our Board. The Board has retained independent third-party valuation firms to perform certain limited third-party valuation services that the Board identified and requested them to perform. In accordance with our valuation policy, our Investment Team prepares portfolio company valuations using sources or proprietary models depending on the availability of information on our investments and the type of asset being valued. The participation of the Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based on the value of our gross assets.

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

Our portfolio is currently invested in a limited number of portfolio companies and industries and may continue to be in the near future. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. For example, although we classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the products or services (such as software) directed to those end-markets, many of our portfolio companies principally provide software products or services, which exposes us to downturns in that sector. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

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

An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business. See “—Risks Related to Economic Conditions—Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.”

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

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. It is subject to unpredictable and lengthy delays, and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

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

On December 16, 2014, we were granted an exemptive relief order from the SEC that, if certain conditions are met, allows us to co-invest with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. We and our affiliates, including investment funds managed by our affiliates, are only permitted to co-invest in accordance with the terms of the exemptive relief order or in the limited circumstances otherwise currently permitted by regulatory guidance.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk and interest rate risk related to specific portfolio companies. In addition, in connection with the offering of our Convertible Senior Notes, which bear interest at a fixed rate, we entered into fixed-to-floating interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

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

Finally, recent and anticipated regulatory changes require that certain types of swaps, including interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Cleared swaps, such as the interest rate swaps we entered into in connection with our Convertible Senior Notes offering, require us to post collateral. Any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations. U.S. regulators have adopted rules imposing margin requirements for derivatives executed with registered swap dealers that are not cleared. These new requirements could significantly increase the cost of using non-cleared swaps to hedge our interest rate and foreign exchange risk.

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

There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.

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

Payment-in-kind, or PIK, interest has the effect of generating investment income at a compounding rate, thereby further increasing the Incentive Fees payable to the Adviser. Similarly, all things being equal, the deferral associated with PIK interest also increases the loan-to-value ratio at a compounding rate.

Risks Related to our Securities

There is a risk that investors in our common stock may not receive dividends or that our dividends may not grow over time.

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

In some cases where we receive certain upfront fees in connection with loans we originate, we treat the loan as having OID under applicable accounting and tax regulations, even though we have received the corresponding cash. In other cases, however, we may recognize income before or without receiving the corresponding cash, including in connection with the accretion of OID. For other risks associated with debt obligations treated as having OID, see “—Risks Related to Our Portfolio Company Investments—There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.”

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

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

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

•	loss of RIC or BDC status;
•	changes or perceived changes in earnings or variations in operating results;
•	changes in our portfolio of investments;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	any downgrades to our credit rating or placement on a negative watch status by a credit rating agency;
•	departure of the Adviser’s or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	short-selling pressure with respect to shares of our common stock or BDCs generally;
•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	concerns regarding European sovereign debt;
•	concerns regarding volatility in the Chinese stock market and Chinese currency;
•	fluctuations in base interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate;
•	general economic trends and other external factors; and
•	loss of a major funding source.

We cannot assure you that the market price of shares of our common stock will not decline.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. In the past, shares of BDCs, including at times shares of our common stock, have traded below net asset value. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our Independent Directors for such issuance.

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

In addition, the number of shares issued pursuant to the dividend reinvestment plan will be determined based on the market price of shares of our common stock, except in circumstances where the market price exceeds our most recently computed net asset value per share, in which case we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share. Accordingly, participants in the dividend reinvestment plan may receive a greater number of shares of our common stock than the number of shares associated with the market price of our common stock, resulting in dilution for other stockholders. Stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Purchases of our common stock by us under the Company 10b5-1 Plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

We have entered into an agreement with Goldman, Sachs & Co., which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman, Sachs & Co, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or February 29, 2016. On February 24, 2016, our Board of Directors authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2016.

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

Purchases of our common stock by us under the Company 10b5-1 Plan may result in dilution to our net asset value per share.

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

Because purchases under the Company 10b5-1 Plan are made beginning at any price below our most recently reported net asset value per share, if our net asset value per share as of the end of a quarter is lower than the net asset per share as of the end of the prior quarter, purchases under the Company 10b5-1 Plan during the period from the end of a quarter to the time of our earnings release announcing the new net asset value per share for that quarter may result in dilution to our net asset value per share. This dilution would occur because we would repurchase shares under the Company 10b5-1 Plan at a price above the net asset value per share as of the end of the most recent quarter end, which would cause a proportionately smaller increase in our stockholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases under the Company 10b5-1 Plan.

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

The following table sets forth, for each fiscal quarter since our IPO, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us. On February 23, 2016, the last reported closing sales price of our common stock on the NYSE was $15.69 per share, which represented a premium of approximately 3.6% to the net asset value per share reported by us as of December 31, 2015.

				High	Low
				Sales	Sales	Cash
				Price to	Price to	Dividend
	Net Asset	Price Range		Net Asset	Net Asset	Per
	Value (1)	High	Low	Value (2)	Value (2)	Share (3)
Year ended December 31, 2015
First Quarter	$15.60	$18.54	$16.34	18.8%	4.7%	$0.39
Second Quarter	$15.84	$18.35	$17.00	15.8%	7.3%	$0.39
Third Quarter	$15.62	$18.00	$16.22	15.2%	3.8%	$0.39
Fourth Quarter	$15.15	$17.65	$15.97	16.5%	5.4%	$0.39

Year ended December 31, 2014
First Quarter (beginning March 21, 2014)	$15.51	$16.70	$16.00	7.7%	3.2%	$0.38
Second Quarter	$15.70	$23.90	$16.60	52.2%	5.7%	$0.38
Third Quarter	$15.66	$22.36	$16.01	42.8%	2.2%	$0.38
Fourth Quarter	$15.53	$18.00	$15.74	15.9%	1.4%	$0.39

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

Holders

As of February 23, 2016, there were approximately 12 holders of record of our common stock (including Cede & Co.).

Dividends

The following tables summarize dividends declared during the years ended December 31, 2015 and 2014:

	Year Ended
	December 31, 2015
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2015	March 31, 2015	April 30, 2015	$0.39
May 7, 2015	June 30, 2015	July 31, 2015	0.39
August 4, 2015	September 30, 2015	October 30, 2015	0.39
November 3, 2015	December 31, 2015	January 29, 2016	0.39
Total Dividends Declared			$1.56

	Year Ended
	December 31, 2014
Date Declared	Record Date	Payment Date	Dividend per Share
March 26, 2014	March 31, 2014	April 30, 2014	$0.38
May 6, 2014	June 30, 2014	July 31, 2014	0.38
August 4, 2014	September 30, 2014	October 31, 2014	0.38
November 3, 2014	December 31, 2014	January 30, 2015	0.39
Total Dividends Declared			$1.53

The dividends declared during the years ended December 31, 2015 and December 31, 2014, were derived from net investment income and net realized capital gains, determined on a tax basis. See “ITEM 1. BUSINESS—Dividend Policy” and “ITEM 1. BUSINESS—Dividend Reinvestment Plan” for a description of our dividend policy and obligations.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 21, 2014 (the date of our IPO) to December 31, 2015 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index and the S&P U.S. Issued High Yield Corporate Bond Index. This graph assumes that on March 21, 2014, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index and the S&P U.S. Issued High Yield Corporate Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in millions, except per share amounts)	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data
Income
Total Investment Income	$173.4	$163.3	$92.6	$51.0	$5.3
Expenses
Net Expenses	76.6	57.7	34.9	22.9	6.8
Net Investment Income (Loss) Before Income Taxes	96.8	105.6	57.7	28.1	(1.5)
Net Investment Income (Loss)	95.3	104.4	57.5	28.0	(1.5)
Total Change in Net Unrealized Gain (Loss)	(28.5)	(17.7)	8.4	7.2	2.3
Total Net Realized Gain (Loss)	(3.2)	(1.7)	1.1	4.4	—
Increase in Net Assets Resulting from Operations	63.6	85.0	67.0	39.6	0.8
Earnings per common share—basic and diluted (1)(2)	$1.18	$1.68	$1.93	$1.93	$0.24

	December 31,
($ in millions, except per share amounts)	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data
Cash and cash equivalents	$2.4	$2.4	$3.5	$161.8	$143.7
Investments at fair value	$1,485.7	$1,263.5	$1,016.5	$653.9	$184.3
Total assets	$1,516.9	$1,303.7	$1,039.2	$833.1	$332.2
Total debt	$652.8	$395.9	$432.3	$331.8	$155.0
Total liabilities	$696.2	$468.3	$464.5	$353.3	$159.2
Total net assets	$820.7	$835.4	$574.7	$479.8	$173.1
Net asset value per share (1)	$15.15	$15.53	$15.52	$15.19	$14.71
Other Data:
Number of portfolio companies at year end	46	34	27	21	7
Dividends declared per share (1)	$1.56	$1.53	$1.56	$1.17	$0.06
Total return based on net asset value (3)	7.6%	9.9%	12.4%	11.3%	n.m.
Weighted average yield of debt and income producing securities at fair value (4)	10.3%	10.3%	10.4%	10.6%	11.4%
Weighted average yield of debt and income producing securities at amortized cost (4)	10.1%	10.3%	10.6%	10.7%	11.5%
Fair value of debt investments as a percentage of principal	96.7%	98.2%	99.8%	98.9%	99.6%
Weighted average fair value of debt investments as a percentage of call price	92.1%	93.4%	94.9%	93.9%	96.6%

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
Our total return set forth in the table above for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees prior to our IPO and separately with respect to our ownership of shares of common stock of TICC Capital Corp. The Management Fee, excluding the effects of the waivers, would have been $21.3 million, $18.3 million, $13.4 million, $8.9 million and $1.6 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. The Incentive Fee excluding the effects of the waiver would have been $20.2 million for the year ended December 31, 2015.

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

We have in place a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We put the Company 10b5-1 Plan in place because we believe that if our common stock is trading below our then-current net asset value, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases.

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

On August 4, 2015, our Board authorized us to enter into a new stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, on substantially the same terms as our prior stock repurchase plan, which expired in accordance with its terms on June 30, 2015. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 29, 2016 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions. On February 24, 2016, our Board authorized the extension of the termination date of the Company 10b5-1 plan to August 31, 2016.

 Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2015, we have originated more than $4.3 billion aggregate principal amount of investments and retained approximately $2.9 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2015, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 87% of our total investments based on fair value, had weighted average annual revenue of $128 million and weighted average annual EBITDA of $33 million.

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

As of December 31, 2015, the average investment size in each of our portfolio companies was approximately $32 million based on fair value.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2015, the largest single investment based on fair value represented 4.9% of our total investment portfolio.

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

We currently do not limit our focus to any specific industry and we may invest in larger or smaller companies on occasion. We classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the products or services (such as software) directed to those end-markets.

As of December 31, 2015, no industry represented more than 21.2% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2015, approximately 96.3% of our portfolio was invested in secured debt, including 88.2% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2015, the weighted average term on new investment commitments in new portfolio companies was 5.0 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of December 31, 2015, we had call protection on 87.8% of our debt investments based on fair value, with weighted average call prices of 106.1% for the first year, 103.1% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of December 31, 2015, 95.3% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 94.2% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, with over $16 billion of assets under management as of December 31, 2015, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, Austin Credit Macro, which is focused on macro credit opportunities, TSL Europe, which is aimed at European middle market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 130 investment and operating professionals. Twenty six (26) of these personnel are dedicated to our business, including 18 investment professionals.

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

On December 16, 2014, we were granted an exemptive relief order from the SEC that, if certain conditions are met, allows us to co-invest, to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested.

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

Under the terms of the Investment Advisory Agreement and Administration Agreement, the Adviser’s services are not exclusive, and the Adviser is free to furnish similar or other services to others, so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we will pay the Adviser the base management fee, or the Management Fee and may also pay certain incentive fees, or the Incentive Fees.

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

Our level of investment activity (both the number of investments and the size of each investment) can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce certain levels of investments through partial sales or syndication to additional investors.

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2015, 95.3% of these investments based on fair value bear interest at a floating rate (when including investment specific hedges), with 94.2% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the year ended December 31, 2015, 3.0% of our total investment income was comprised of PIK interest.

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

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions, however, our total borrowings are limited so that our asset coverage ratio cannot fall below 200% immediately after any borrowing, as defined in the 1940 Act. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities from time to time.

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

Portfolio and Investment Activity

As of December 31, 2015, our portfolio based on fair value consisted of 88.2% first-lien debt investments, 8.1% second-lien debt investments, 1.9% mezzanine and unsecured debt investments, and 1.8% equity and other investments.  As of December 31, 2014, our portfolio based on fair value consisted of 89.0% first-lien debt investments, 8.8% second-lien debt investments, 1.0% mezzanine and unsecured debt investments and 1.2% equity and other investments.

As of December 31, 2015 and December 31, 2014, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.3% and 10.3%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.1% and 10.3%, respectively.

As of December 31, 2015 and December 31, 2014, we had investments in 46 and 34 portfolio companies, respectively, with an aggregate fair value of $1,485.7 million and $1,263.5 million, respectively.

For the year ended December 31, 2015, we made new investment commitments of $718.7 million, including $631.6 million in 20 new portfolio companies and $87.1 million in 14 existing portfolio companies. For this period, we had $385.2 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $278.8 million aggregate principal amount.

For the year ended December 31, 2014, we made new investment commitments of $884.4 million, including $805.7 million in 20 new portfolio companies and $78.7 million in seven existing portfolio companies. For this period, we had $518.4 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $296.5 million aggregate principal amount.

For the year ended December 31, 2013, we made new investment commitments of $606.2 million, including $536.0 million in 14 new portfolio companies and $70.2 million in five existing portfolio companies. For this period, we had $192.1 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $387.3 million aggregate principal amount.

Our investment activity for the years ended December 31, 2015, 2014 and 2013 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended
($ in millions)	2015	2014	2013
New investment commitments:
Gross originations	$964.2	$1,120.1	$897.5
Less: Syndications/sell downs	245.5	235.7	291.3
Total new investment commitments	$718.7	$884.4	$606.2
Principal amount of investments funded:
First-lien	$581.3	$681.3	$497.9
Second-lien	40.6	102.7	80.7
Mezzanine and unsecured	23.3	14.7	—
Equity and other	18.8	16.2	0.8
Total	$664.0	$814.9	$579.4
Principal amount of investments sold or repaid:
First-lien	$353.3	$395.0	$173.4
Second-lien	27.0	123.4	18.7
Mezzanine and unsecured	4.9	—	—
Total	$385.2	$518.4	$192.1
Number of new investment commitments in new portfolio companies	20	20	14
Average new investment commitment amount in new portfolio companies	$31.6	$40.3	$38.3
Weighted average term for new investment commitments in new portfolio companies (in years)	5.0	4.7	5.0
Percentage of new debt investment commitments at floating rates (1)	95.2%	96.5%	98.1%
Percentage of new debt investment commitments at fixed rates	4.8%	3.5%	1.9%
Weighted average interest rate of new investment commitments	8.9%	9.6%	10.0%
Weighted average spread over LIBOR of new floating rate investment commitments	8.3%	8.5%	8.7%
Weighted average interest rate on investments sold or paid down	10.0%	10.2%	10.0%

(1)	Includes one fixed rate investment for the year ended December 31, 2015 for which we entered into an interest rate swap agreement to swap to a floating rate.

As of December 31, 2015 and 2014, our investments consisted of the following:

	December 31, 2015		December 31, 2014
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,310.2	$1,333.1	$1,124.2	$1,127.2
Second-lien debt investments	121.2	126.0	111.4	111.1
Mezzanine and unsecured debt investments	28.0	29.8	13.0	13.4
Equity and other investments	26.3	40.8	14.9	21.5
Total	$1,485.7	$1,529.7	$1,263.5	$1,273.2

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,529.7	100.0%	$1,273.2	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,529.7	100.0%	$1,273.2	100.0%

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

The weighted average yields and interest rates of our debt investments at fair value as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Weighted average total yield of debt and income producing securities	10.3%	10.3%
Weighted average interest rate of debt and income producing securities	9.8%	9.9%
Weighted average spread over LIBOR of all floating rate investments	8.8%	8.7%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2015 and 2014. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2015		December 31, 2014
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,078.3	72.6%	$904.3	71.6%
2	266.1	17.9	260.7	20.6
3	114.5	7.7	98.5	7.8
4	26.8	1.8	—	—
5	—	—	—	—
Total	$1,485.7	100.0%	$1,263.5	100.0%

Results of Operations

Operating results for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Total investment income	$173.4	$163.3	$92.6
Less: Net expenses	76.6	57.7	34.9
Net investment income before income taxes	96.8	105.6	57.7
Less: Income taxes, including excise taxes	1.5	1.2	0.2
Net investment income	95.3	104.4	57.5
Net realized gains (losses) (1)	(3.2)	(1.7)	1.1
Net change in unrealized gains (losses) (1)	(28.5)	(17.7)	8.4
Net increase in net assets resulting from operations	$63.6	$85.0	$67.0

(1)	Includes foreign exchange hedging activity.

Investment Income

	Year Ended December 31,
($ in millions)	2015	2014	2013
Interest from investments	$164.6	$154.0	$90.4
Dividend income	0.9	—	—
Other income	7.9	9.3	2.2
Total investment income	$173.4	$163.3	$92.6

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $154.0 million for the year ended December 31, 2014 to $164.6 million for the year ended December 31, 2015, primarily due to the increase in the size of our investment portfolio. The average size of our investment portfolio increased from $1.2 billion during the year ended December 31, 2014 to $1.4 billion during the year ended December 31, 2015. Accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $12.5 million for the year ended December 31, 2014 to $6.9 million for the year ended December 31, 2015, and prepayment fees decreased from $21.0 million for the year ended December 31, 2014 to $15.4 million for the year ended December 31, 2015. The accelerated amortization and prepayment fees primarily resulted from partial paydowns on two portfolio investments, full paydowns on thirteen portfolio investments and the expiration of one unfunded commitment during the year ended December 31, 2014 and a partial paydown on one portfolio investment and full paydowns on eleven portfolio investments during the year ended December 31, 2015. Dividend income for the year ended December 31, 2015 was $0.9 million. We did not have dividend income for the year ended December 31, 2014. Other income decreased from $9.3 million for the year ended December 31, 2014 to $7.9 million for the year ended December 31, 2015, primarily due to higher syndication, amendment and agency fees earned during 2014.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $90.4 million for the year ended December 31, 2013 to $154.0 million for the year ended December 31, 2014, primarily due to the increase in the size of our investment portfolio. The average size of our investment portfolio increased from $0.8 billion during the year ended December 31, 2013 to $1.2 billion during the year ended December 31, 2014. Accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $3.0 million for the year ended December 31, 2013 to $12.5 million for the year ended December 31, 2014 and prepayment fees increased from $3.0 million for the year ended December 31, 2013 to $21.0 million for the year ended December 31, 2014. The accelerated amortization and prepayment fees primarily resulted from partial paydowns on three portfolio investments and full paydowns on five portfolio investments during the year ended December 31, 2013 and from partial paydowns on two portfolio investments, full paydowns on thirteen portfolio investments and the expiration of one unfunded commitment during the year ended December 31, 2014. Other income increased from $2.2 million for the year ended December 31, 2013 to $9.3 million for the year ended December 31, 2014, primarily due to higher syndication, amendment and agency fees earned during 2014.

Expenses

Operating expenses for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Interest	$22.0	$15.1	$10.5
Management fees (net of waivers)	21.2	15.8	6.2
Incentive fees related to pre-incentive fee net investment income (net of waivers)	20.0	20.8	10.4
Incentive fees related to realized/unrealized capital gains (losses)	—	(2.9)	1.4
Professional fees	8.2	4.7	3.7
Directors fees	0.4	0.3	0.3
Other general and administrative	4.8	3.9	2.4
Net Expenses	$76.6	$57.7	$34.9

Interest

Interest expense, including other debt financing expenses, increased from $15.1 million for the year ended December 31, 2014 to $22.0 million for the year ended December 31, 2015. This increase was primarily due to an increase in the weighted average debt outstanding from $377 million for the year ended December 31, 2014 to $541 million for the year ended December 31, 2015. The average interest rate on our debt outstanding for both the year ended December 31, 2014 and the year ended December 31, 2015 was 2.6%.

Interest expense, including other debt financing expenses, increased from $10.5 million for the year ended December 31, 2013 to $15.1 million for the year ended December 31, 2014. This increase was primarily due to an increase in the weighted average debt outstanding from $266 million for the year ended December 31, 2013 to $377 million for the year ended December 31, 2014. The increase in average debt outstanding was offset by a decrease in the average interest rate on our debt outstanding from 2.7% for the year ended December 31, 2013 to 2.6% for the year ended December 31, 2014.

Management Fees

Management Fees (net of waivers) increased from $15.8 million for the year ended December 31, 2014 to $21.2 million for the year ended December 31, 2015. Management Fees increased from $18.3 million for the year ended December 31, 2014 to $21.3 million for the year ended December 31, 2015 due to the increase in total assets, which increased from an average of $1.2 billion for the year ended December 31, 2014 to an average of $1.4 billion for the year ended December 31, 2015. Management Fees waived decreased from $2.5 million for the year ended December 31, 2014 to $0.1 million for the year ended December 31, 2015. There were no Management Fees waived during the period April 1, 2014 through December 31, 2014, following our IPO. Management Fees waived during the year ended December 31, 2015 were solely attributable to our ownership of TICC Shares.

Management Fees (net of waivers) increased from $6.2 million for the year ended December 31, 2013 to $15.8 million for the year ended December 31, 2014. Management Fees increased from $13.4 million for the year ended December 31, 2013 to $18.3 million for the year ended December 31, 2014 due to the increase in total assets, which increased from an average of $0.9 billion for the year ended December 31, 2013 to an average of $1.2 billion for the year ended December 31, 2014. Management Fees waived decreased from $7.1 million for the year ended December 31, 2013 to $2.5 million for the year ended December 31, 2014, as there were no management fees waived during the period April 1, 2014 through December 31, 2014, following our IPO.

Until our IPO in March 2014, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital and (ii) 0.75% of aggregate drawn capital (including capital drawn to pay our expenses) as determined as of the end of any calendar quarter. In addition, the Adviser has voluntarily waived the Management Fee on our ownership of the TICC Shares for any period in which TICC Capital Corp. remains our portfolio company.

Any waived Management Fees are not subject to recoupment by the Adviser. Following our IPO, with the exception of its waiver of Management Fees attributable to our ownership of the TICC Shares, the Adviser has not waived its right to receive the full Management Fee, payable pursuant to the Investment Advisory Agreement. There can be no assurance that the Adviser will continue to waive Management Fees related to the TICC Shares, as the Adviser can discontinue the voluntary waiver at any time. Accordingly, we may be required to continue to pay the full amount of the Management Fee, including with respect to the TICC Shares, in future periods.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income remained relatively flat at $20.8 million for the year ended December 31, 2014 and $20.0 million for the year ended December 31, 2015. For the year ended December 31, 2015, Incentive Fees related to pre-Incentive Fee net investment income of $0.2 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the year ended December 31, 2014, as we did not hold any TICC Shares during the period. Incentive Fees related to capital gains and losses were ($2.9) million for the year ended December 31, 2014 due to unrealized losses on our investments and realized losses on foreign exchange transactions. There were no Incentive Fees related to capital gains and losses for the year ended December 31, 2015 due to unrealized losses on our investments and realized losses on our investments.

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

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TICC Shares for any period in which TICC Capital Corp. remains our portfolio company. The Adviser has not waived any part of the Incentive Fee related to capital gains and losses attributable to our ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares will be applied against the our cumulative realized capital gains on which the Incentive Fee related to capital gains and losses is calculated.

Any waived Incentive Fees are not subject to recoupment by the Adviser. There can be no assurance that the Adviser will continue to waive any Incentive Fee related to the TICC Shares, as the Adviser can discontinue the voluntary waiver at any time. Accordingly, we may be required to continue to pay the full amount of the Incentive Fee, including with respect to the TICC Shares, in future periods.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $4.7 million for the year ended December 31, 2014 to $8.2 million for the year ended December 31, 2015 and other general and administrative fees increased from $3.9 million for the year ended December 31, 2014 to $4.8 million for the year ended December 31, 2015, both due to an increase in costs associated with servicing a growing investment portfolio, as well as incremental professional fees incurred relating to our investment in the TICC shares and related activity.

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

For the calendar years ended December 31, 2015, 2014 and 2013 we recorded a net expense of $1.5 million, $1.1 million and $0.2 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Net realized gains (losses) on investments	$(5.0)	$0.1	$1.1
Net realized gains on interest rate swaps	1.8	—	—
Net realized gains (losses) on foreign currency transactions	0.0	(0.4)	0.0
Net realized gains (losses) on foreign currency forward contracts	0.0	(1.6)	0.0
Net realized losses on foreign currency investments	(0.4)	—	—
Net realized gains on foreign currency borrowings	0.4	0.2	—
Net realized gains (losses)	$(3.2)	$(1.7)	$1.1

Change in unrealized gains on investments	$9.0	$5.4	$13.4
Change in unrealized losses on investments	(43.3)	(34.3)	(3.8)
Net Change in Unrealized Gains (Losses) on Investments	$(34.3)	$(28.9)	$9.6
Unrealized appreciation on foreign currency borrowings	6.3	8.9	—
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	(0.0)	1.3	(1.2)
Unrealized appreciation (depreciation) on interest rate swaps	(0.5)	1.0	—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$5.8	$11.2	$(1.2)

Net Change in Unrealized Gains (Losses)	$(28.5)	$(17.7)	$8.4

For the years ended December 31, 2015, 2014 and 2013, we had net realized losses on investments of $5.0 million and net realized gains on investments of $0.1 million and $1.1 million, respectively. For the year ended December 31, 2015, we had net realized gains on interest rate swaps of $1.8 million. We did not have realized gains or losses on interest rate swaps for the years ended December 31, 2014 or 2013. For the years ended December 31, 2015, 2014 and 2013, we had net realized gains on foreign currency transactions of less than $0.1 million, net realized losses on foreign currency transactions of $0.4 million and net realized gains on foreign currency transactions of less than $0.1 million, respectively, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2015, 2014 and 2013, we had net realized gains on foreign currency forward contracts of less than $0.1 million, net realized losses on foreign currency forward contracts of $1.6 million and net realized gains on foreign currency forward contracts of less than $0.1 million, respectively, primarily as a result of settling our foreign currency forward contracts. For the year ended December 31, 2015, we had net realized losses on foreign currency investments of $0.4 million. We did not have realized gains or losses on foreign currency investments for the years ended December 31, 2014 or 2013. For the years ended December 31, 2015 and 2014, we had net realized gains on foreign currency borrowings of $0.4 million and $0.2 million, respectively. We did not have realized gains or losses on foreign currency borrowings for the year ended December 31, 2013.

For the year ended December 31, 2015 we had $9.0 million in unrealized appreciation on 15 portfolio company investments, which was offset by $43.3 million in unrealized depreciation on 40 portfolio company investments. Unrealized appreciation for the year ended December 31, 2015 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the year ended December 31, 2015 resulted from widening in credit spreads, the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the year ended December 31, 2014 we had $5.4 million in unrealized appreciation on 10 portfolio company investments, which was offset by $34.3 million in unrealized depreciation on 35 portfolio company investments. Unrealized appreciation for the year ended December 31, 2014 resulted from an increase in fair value, primarily due to a tightening spread environment during the six months ended June 30, 2014 and positive credit-related adjustments. Unrealized depreciation for the year ended December 31, 2014 resulted from the reversal of prior period unrealized appreciation, primarily due to a widening spread environment during the six months ended December 31, 2014, and in some instances negative credit-related and energy-related adjustments.

For the year ended December 31, 2013 we had $13.4 million in unrealized appreciation on 24 portfolio company investments, which was partially offset by $3.8 million in unrealized depreciation on nine portfolio company investments. Unrealized appreciation for the year ended December 31, 2013 resulted from increases in fair value, primarily due to a tightening spread environment and positive credit-related adjustments.  Unrealized depreciation for the year ended December 31, 2013 primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the years ended December 31, 2015 and 2014 we had unrealized appreciation on foreign currency borrowings of $6.3 million and $8.9 million, respectively, primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the year ended December 31, 2013, we did not have unrealized appreciation or depreciation on foreign currency borrowings. For the years ended December 31, 2015, 2014 and 2013, we had unrealized depreciation on foreign currency cash and forward contracts of less than $0.1 million, unrealized appreciation on foreign currency cash and forward contracts of $1.3 million, and unrealized depreciation on foreign currency cash and forward contracts of $1.2 million, respectively, primarily as a result of settling our foreign currency forward contracts. For the years ended December 31, 2015 and 2014, we had unrealized depreciation on interest rate swaps of $0.5 million and unrealized appreciation on interest rate swaps of $1.0 million, respectively, due to fluctuations in interest rates. For the year ended December 31, 2013, we did not have unrealized appreciation or depreciation on interest rate swaps.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2015, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 16.3% (based on cash invested of $1.2 billion and total proceeds from these exited investments of $1.5 billion). Ninety percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under our Revolving Credit Facility to fund these investments.  For the years ended December 31, 2015 and 2014, we had $6.3 million and $8.9 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2015 and 2014. We did not have non-U.S. dollar denominated debt in the year ended December 31, 2013. See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2015. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

During the years ended December 31, 2015, 2014 and 2013 we entered into foreign currency forward contracts related to our non-USD denominated investments. During the year ended December 31, 2015, our foreign currency forward contracts generated an unrealized loss of less than $0.1 million and a realized gain of less than $0.1 million. As of December 31, 2015, we did not have any open foreign currency forward contracts. During the year ended December 31, 2014, our foreign currency forward contracts generated an unrealized gain of $1.3 million and a realized loss of $1.6 million. During the year ended December 31, 2013, our foreign currency forward contracts generated an unrealized loss of $1.2 million and a realized gain of less than $0.1 million. We also entered into interest rate swaps in connection with one of our portfolio investments during the year ended December 31, 2015. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

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

The capital commitments of our private phase investors terminated upon the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of December 31, 2015, 2014 and 2013, our asset coverage ratio was 225.7%, 311.0% and 232.9%, respectively. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2015, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2015, we had approximately $280.9 million of availability on our Revolving Credit Facility.

As of December 31, 2015, we had $2.4 million in cash and cash equivalents. During the year ended December 31, 2015, we used $183.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $757.3 million, which was partially offset by proceeds from investments of $39.1 million, repayments on investments of $474.5 million, other operating activity of $3.4 million, and an increase in net assets resulting from operations of $63.6 million. Lastly, cash provided by financing activities was $183.5 million during the period, primarily due to borrowings of $847.5 million, partially offset by repayments on debt of $584.5 million, debt issuance costs of $1.4 million and dividends paid of $78.1 million.

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

As of December 31, 2015, we had $0.9 million of restricted cash pledged as collateral under our interest rate swap agreements, which we initially entered into in June 2014 and November 2015.

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

On December 31, 2013, we delivered a capital drawdown notice to our private phase investors relating to the sale of 4,234,501 shares of our common stock for an aggregate offering price of $65.0 million. The sale closed on January 15, 2014. This capital drawdown notice is reflected in the number of shares issued for the year ended December 31, 2014 in this section and the consolidated financial statements for the year ended December 31, 2014. During the year ended December 31, 2014, we did not deliver any drawdown notices to our private phase investors.

The remaining unfunded commitments under the subscription agreements terminated upon the completion of our IPO in March 2014, and hence as of December 31, 2015 no longer remain in effect.

During the years ended December 31, 2015 and 2014, we also issued 368,602 and 1,361,850 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $6.1 million and $22.6 million, respectively. On February 1, 2016, we issued 147,809 shares of our common stock through our dividend reinvestment plan for proceeds of $2.3 million, which is not reflected in the number of shares issued for the year ended December 31, 2015 in this section or the consolidated financial statements for the year ended December 31, 2015.

On November 3, 2014, the Board approved the Company 10b5-1 Plan to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We put the Company 10b5-1 Plan in place because we believe that if our common stock is trading below our then-current net asset value, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases.

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

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized us to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 29, 2016 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions. On February 24, 2016, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2016.

During the year ended December 31, 2015, the Company repurchased 2,000 shares under the Company 10b5-1 Plan at a weighted average price per share of $14.44, inclusive of commissions, for a total cost of $29 thousand. No shares were repurchased under the Company 10b5-1 Plan during the year ended December 31, 2014.

Debt

Debt consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
Revolving Credit Facility	$821,250	$540,305	$280,945	$540,305
Convertible Senior Notes	115,000	115,000	—	112,483
Total Debt	$936,250	$655,305	$280,945	$652,788

	December 31, 2014
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$175,000	$106,725	$45,279	$106,725
Revolving Credit Facility	781,250	177,216	466,189	177,216
Convertible Senior Notes	115,000	115,000	—	111,923
Total Debt	$1,071,250	$398,941	$511,468	$395,864

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.

As of December 31, 2015 and December 31, 2014, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

On December 10, 2015, TPG SL SPV, LLC became a guarantor under the Revolving Credit Facility.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2015, we had outstanding debt denominated in Swedish Krona (SEK) of 195.2 million, Euro (EUR) of 43.9 million and Pound Sterling (GBP) of 21.0 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

The Revolving Credit Facility is guaranteed by TPG SL SPV, LLC, TC Lending, LLC and TSL MR, LLC and may be guaranteed by certain domestic subsidiaries in the future. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by us and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

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

The credit and security agreement provided for a contribution and reinvestment period for up to 18 months after the Closing Date, or the Commitment Termination Date. The Commitment Termination Date was November 8, 2013, at which point the reinvestment period of the SPV Asset Facility expired and accordingly any undrawn availability under the facility terminated. The reinvestment period was subsequently reopened for the period from January 21, 2014 to January 21, 2015, thereby extending the Commitment Termination Date to January 21, 2015. Proceeds received by TPG SL SPV from interest, dividends or fees on assets were required to be used to pay expenses and interest on outstanding borrowings, and the excess could be returned to us, subject to certain conditions, on a quarterly basis. Prior to the Commitment Termination Date, proceeds received from principal on assets could be used to pay down borrowings or make additional investments. Following the Commitment Termination Date, proceeds received from principal on assets were required to be used to make payments of principal on outstanding borrowings on a quarterly basis. Proceeds received from interest and principal at the end of a reporting period that have not gone through the settlement process for these payment obligations are considered to be restricted cash.

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

As of December 31, 2015 and 2014, TPG SL SPV had $230.3 million and $334.0 million, respectively, in investments at fair value. As of December 31, 2014, TPG SL SPV had $108.8 million in liabilities, including the outstanding borrowings, on its balance sheet. As of December 31, 2015, TPG SL SPV’s liabilities had been fully prepaid. As of December 31, 2014, TPG SL SPV had $10.2 million in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements. TPG SL SPV did not have restricted cash as of December 31, 2015.

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

As of December 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of December 31, 2015, we were in compliance with the terms of the Convertible Senior Notes Indenture.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2015 and 2014, we had the following commitments to fund investments:

($ in millions)	December 31, 2015	December 31, 2014
Senior secured revolving loan commitments	$42.8	$34.2
Senior secured term loan commitments	35.8	13.8
Total Portfolio Company Commitments	$78.6	$48.0

Other Commitments and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2015 and December 31, 2014, we had outstanding commitments to fund investments totaling $78.6 million and $48.0 million, respectively.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2015 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$540.3	$—	$—	$540.3	$—
Convertible Senior Notes	115.0	—	—	115.0	—
Total Contractual Obligations	$655.3	$—	$—	$655.3	$—

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

As of December 31, 2015, 95.3% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 94.2% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our Convertible Senior Notes, which bear interest at a fixed rate; we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of December 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$36.5	$19.7	$16.8
Up 200 basis points	$22.5	$13.1	$9.4
Up 100 basis points	$8.6	$6.6	$2.0
Down 25 basis points	$(0.2)	$(1.5)	$1.3

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TPG SPECIALTY LENDING, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TPG Specialty Lending, Inc.:

We have audited the accompanying consolidated balance sheets of TPG Specialty Lending, Inc. (and subsidiaries) (the Company), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited TPG Specialty Lending, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014, by correspondence with custodians, or by other appropriate auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the balance sheets of TPG Specialty Lending, Inc. (and subsidiaries), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TPG Specialty Lending, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

San Francisco, CA
February 24, 2016

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,443,017 and $1,225,672, respectively)	$1,422,211	$1,221,875
Controlled, affiliated investments (amortized cost of $86,659 and $47,580, respectively)	63,498	41,636
Total investments at fair value (amortized cost of $1,529,676 and $1,273,252, respectively)	1,485,709	1,263,511
Cash and cash equivalents	2,431	2,413
Interest receivable	10,146	6,137
Receivable for interest rate swaps	402	1,020
Prepaid expenses and other assets	18,245	30,650
Total Assets	$1,516,933	$1,303,731
Liabilities
Debt	$652,788	$395,864
Management fees payable to affiliate	5,530	4,887
Incentive fees payable to affiliate	4,915	5,955
Dividends payable	21,124	20,981
Payable for investments purchased	4,435	29,017
Payables to affiliate	1,492	2,918
Other liabilities	5,908	8,704
Total Liabilities	696,192	468,326
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 54,166,959 and 53,798,357 shares issued, respectively; and 54,163,960 and 53,797,358 shares outstanding, respectively	542	538
Additional paid-in capital	812,586	808,053
Treasury stock at cost; 2,999 and 999 shares held, respectively	(30)	(1)
Undistributed net investment income	27,521	6,555
Net unrealized gains (losses)	(28,380)	188
Undistributed net realized gains	8,502	20,072
Total Net Assets	820,741	835,405
Total Liabilities and Net Assets	$1,516,933	$1,303,731
Net Asset Value Per Share	$15.15	$15.53

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$157,964	$151,020	$90,374
Dividend income	948	—	—
Other income	7,628	9,162	2,233
Interest from cash and cash equivalents	(3)	1	3
Total investment income from non-controlled, non-affiliated investments	166,537	160,183	92,610
Investment income from controlled, affiliated investments:
Interest from investments	6,638	2,994	—
Other income	240	143	—
Total investment income from controlled, affiliated investments	6,878	3,137	—
Total Investment Income	173,415	163,320	92,610
Expenses
Interest	22,010	15,078	10,469
Management fees	21,276	18,296	13,376
Incentive fees	20,180	17,839	11,790
Professional fees	8,166	4,752	3,691
Directors’ fees	381	342	285
Other general and administrative	4,830	3,858	2,434
Total expenses	76,843	60,165	42,045
Management and incentive fees waived (Note 3)	(226)	(2,464)	(7,135)
Net Expenses	76,617	57,701	34,910
Net Investment Income Before Income Taxes	96,798	105,619	57,700
Income taxes, including excise taxes	1,500	1,144	199
Net Investment Income	95,298	104,475	57,501
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(17,008)	(22,950)	9,630
Controlled, affiliated investments	(17,217)	(5,945)	—
Translation of assets and liabilities in foreign currencies	6,275	8,909	—
Interest rate swaps	(618)	1,020	—
Foreign currency forward contracts	—	1,244	(1,244)
Total net change in unrealized gains (losses)	(28,568)	(17,722)	8,386
Realized gains (losses):
Non-controlled, non-affiliated investments	(5,042)	136	1,061
Interest rate swaps	1,851	—	—
Foreign currency transactions	29	(1,839)	35
Total realized gains (losses)	(3,162)	(1,703)	1,096
Total Unrealized and Realized Gains (Losses)	(31,730)	(19,425)	9,482
Increase in Net Assets Resulting from Operations	$63,568	$85,050	$66,983
Earnings per common share—basic and diluted	$1.18	$1.68	$1.93
Weighted average shares of common stock outstanding—basic and diluted	54,006,322	50,509,692	34,635,208

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2015

(Amounts in thousands, except share amounts)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($31,271 par, due 6/2017)	9.75%	8/28/2012	$30,977	$30,176	3.7%
	First-lien revolving loan ($2,722 par, due 6/2017)	10.75%	8/28/2012	2,675	2,528	0.3%
				33,652	32,704	4.0%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($63,660 par, due 3/2020)	8.75%	3/3/2014	62,575	62,705	7.6%
Business services
Actian Corporation (3)(5)	First-lien loan ($59,915 par, due 4/2018)	7.50%	4/11/2013	58,781	62,462	7.6%
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	8.50%	11/12/2015	43,916	43,763	5.3%
Clarabridge, Inc. (3)	First-lien loan ($22,388 par, due 4/2019)	8.50%	5/20/2015	21,963	21,641	2.6%
Idera, Inc. (3)	First-lien loan ($62,500 par, due 4/2021)	6.50%	10/9/2015	56,446	55,937	6.8%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($28,565 par, due 6/2019)	7.50%	6/30/2014	28,085	27,877	3.4%
Network Merchants, Inc. (3)	First-lien loan ($25,782 par, due 9/2018)	7.75%	9/12/2013	25,481	25,981	3.2%
ScentAir Technologies, Inc. (3)	First-lien loan ($18,857 par, due 12/2019)	7.50%	12/30/2014	18,505	18,463	2.2%
				253,177	256,124	31.1%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($10,839 par, due 10/2019)	10.50%	10/31/2014	10,148	7,804	1.0%
Education
Campus Management, Inc. (3)(5)	First-lien loan ($26,277 par, due 9/2018)	8.75%	9/30/2013	25,879	26,277	3.2%
Electronics
MyAlarm Center, LLC (3)	First-lien loan ($62,371 par, due 1/2019)	9.00%	1/9/2014	61,766	61,887	7.5%
APX Group Inc.	Senior notes 8.75% ($24,818 par, due 12/2020)	8.75%	12/11/2014	21,689	20,165	2.5%
				83,455	82,052	10.0%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($23,400 par, due 8/2020)	9.00%	8/18/2015	22,862	22,765	2.8%
AvidXchange, Inc. (3)	Second-lien loan ($31,897 par, due 8/2020)	10.50% PIK	8/7/2015	31,380	30,910	3.8%
PayLease, LLC (3)	First-lien loan ($33,639 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	32,980	32,769	4.0%
				87,222	86,444	10.6%
Healthcare
Aesynt Incorporated (3)(5)	First-lien loan ($33,250 par, due 5/2019)	7.00%	5/8/2014	32,598	33,918	4.1%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 35,912 par, due 9/2019)	11.50%	9/30/2014	42,402	40,572 (EUR 37,349)	4.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	261	435 (EUR 400)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($45,000 par, due 12/2021)	6.25%	12/17/2015	44,184	44,100	5.4%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($45,411 par, due 9/2020)	9.00% (incl. 2.50% PIK)	9/30/2015	44,022	43,708	5.3%
Mediware Information Systems, Inc. (3)(5)	First-lien loan ($67,574 par, due 5/2018)	7.00%	11/9/2012	66,725	68,250	8.3%
SRS Software, LLC (3)	First-lien loan ($31,875 par, due 12/2017)	8.75%	12/28/2012	31,508	31,477	3.8%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,955	1,938	0.2%
				263,655	264,398	32.1%
Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($25,452 par, due 4/2020)	9.00% (incl. 2.50% PIK)	4/16/2015	24,873	24,200	2.9%
IRGSE Holding Corp. (3)(7)	First-lien loan ($20,260 par, due 9/2019)	10.10% (incl. 5.00% PIK)	9/29/2015	20,260	19,500	2.4%
	First-lien revolver loan ($7,448 par, due 9/2019)	10.10% (incl. 5.00% PIK)	9/29/2015	7,448	7,169	0.9%
Soho House (4)	Second-lien bond (GBP 20,375 par, due 10/2018)	9.13%	9/20/2013	33,055	30,781 (GBP 20,884)	3.8%
				85,636	81,650	10.0%
Human Resource Support Services
Saba Software, Inc. (3)(5)	First-lien loan ($54,725 par, due 3/2021)	9.75%	3/30/2015	54,141	53,767	6.6%
Skillsoft (3)	First-lien loan ($500 par, due 4/2021)	5.75%	11/5/2015	438	385	0.0%
				54,579	54,152	6.6%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($65,452 par, due 10/2020)	7.75%	10/31/2014	64,782	63,980	7.8%
Internet Services
Highwinds Capital, Inc. (3)	First-lien loan ($50,987 par, due 7/2018)	9.00%	3/7/2014	50,474	50,095	6.1%
	First-lien revolving loan ($2,800 par, due 7/2018)	9.00%	3/7/2014	2,775	2,748	0.3%
				53,249	52,843	6.4%
Manufacturing
Jeeves Information Systems AB (3)(4)(5)	First-lien loan (SEK 192,573 par, due 3/2019)	8.75%	6/5/2013	29,289	23,470 (SEK 197,869)	2.9%
Office products
Ecommerce Industries, Inc. (3)(5)	First-lien loan ($36,811 par, due 3/2019)	7.25%	3/11/2014	36,579	36,370	4.4%
Oil, gas and consumable fuels
Key Energy Services (3)	First-lien loan ($13,504 par, due 6/2020)	10.25%	5/27/2015	13,043	10,533	1.3%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Mississippi Resources, LLC (3)(7)	First-lien loan ($46,679 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	46,081	36,682	4.5%
				59,124	47,215	5.8%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	7.75%	10/5/2015	74,005	73,076	8.9%
Real Estate
JL Secured Promissory Note (4)	Secured note ($10,224 par, due 9/2017)	7.00% PIK	9/29/2015	10,224	10,224	1.2%

Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($25,000 par, due 9/2020)	8.25%	9/30/2015	24,664	24,563	3.0%
Quiksilver - Boardriders SA	Bond (EUR 7,599 par, due 12/2017)	8.88%	5/26/2015	8,062	7,801 (EUR 7,181)	1.0%
Sears (4)(6)	First-lien ABL revolving loan ($303 par, due 4/2016)	2.84%	4/15/2015	116	257	0.0%
Sports Authority (3)(5)	First-lien loan ($45,000 par, due 6/2017)	7.40%	11/3/2015	44,249	43,762	5.3%
Toys 'R' Us-Delaware, Inc. (3)	First-lien loan ($51,000 par, due 10/2019)	8.25%	10/10/2014	50,313	49,470	6.0%
				127,404	125,853	15.3%
Transportation
Carrix, Inc. (3)	First-lien loan ($13,441 par, due 1/2019)	4.50%	3/17/2015	12,631	12,500	1.5%
Kewill, Ltd. (3)(4)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	61,614	59,531	7.3%
				74,245	72,031	8.8%

Total Debt Investments				1,488,879	1,459,372	177.7%
Equity and Other Investments
Business services
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	1,119	0.1%
Financial Services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846	3,846	0.5%
TICC Capital Corp. (4)	Common Shares (1,633,660 shares)		8/5/2015	10,943	9,933	1.2%
				14,789	13,779	1.7%
Healthcare and pharmaceuticals
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467	729	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137	214	0.0%
Helix Health, Ltd. (4)	Warrants		9/30/2014	877	965 (EUR 888)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,173	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	12	0.0%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
				3,481	3,093	0.3%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897	97	0.0%
	Class C-1 Units (8,800,000 units)		9/29/2015	100	50	0.0%
				3,997	147	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Member Units (933 units)		6/4/2014	8,874	—	0.0%
Other
Oak Hill Credit Partners (4)(6)	Structured Product	5.82%	8/21/2015	3,293	3,099	0.4%
Symphony (4)(6)	Structured Product	6.07%	11/17/2014	5,583	5,100	0.6%
				8,876	8,199	1.0%
Total Equity and Other Investments				40,797	26,337	3.1%
Total Investments				$1,529,676	$1,485,709	180.8%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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
(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2015 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Company	Fair Value at December 31, 2014	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at December 31, 2015	Other Income	Interest Income
Mississippi Resources, LLC	$41,636	$7,833	$(459)	$(12,328)	$—	$36,682	$219	$6,003
IRGSE Holding Corp.	—	31,704	—	(4,888)	—	26,816	21	636
Total	$41,636	$39,537	$(459)	$(17,216)	$—	$63,498	$240	$6,639

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

(8)	As of December 31, 2015, the tax cost of the Company’s investments approximates their amortized cost.
(9)

Notes contain a fixed rate structure. The Company entered into an interest rate swap agreement to swap to a floating rate. Refer to Note 5 for further information related to the Company’s interest rate swaps.

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

(4)

The investment, or a portion thereof, is held within TPG SL SPV, LLC, a wholly-owned subsidiary of the Company, and was pledged as collateral supporting the amounts outstanding under the SPV Asset Facility (see Note 7).

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Increase in Net Assets Resulting from Operations
Net investment income	$95,298	$104,475	$57,501
Net change in unrealized gains (losses)	(28,568)	(17,722)	8,386
Net realized gains (losses)	(3,162)	(1,703)	1,096
Increase in Net Assets Resulting from Operations	63,568	85,050	66,983
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	234,419	56,857
Reinvestment of dividends	6,095	22,566	26,438
Purchases of treasury stock	(29)	—	—
Dividends declared from net investment income	(62,332)	(80,077)	(48,301)
Dividends declared from realized gains	(21,966)	(1,249)	(7,084)
Increase in Net Assets Resulting from Capital Share Transactions	(78,232)	175,659	27,910
Total Increase (Decrease) in Net Assets	(14,664)	260,709	94,893
Net assets, beginning of period	835,405	574,696	479,803
Net Assets, End of Period	$820,741	$835,405	$574,696
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$27,521	$6,555	$3,981

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$63,568	$85,050	$66,983
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains) losses on investments	34,225	28,895	(9,630)
Net change in unrealized (gains) losses on foreign currency transactions	(6,275)	(11,173)	1,244
Net change in unrealized losses on interest rate swaps	618	—	—
Net realized (gains) losses on investments	5,042	(83)	(1,061)
Net realized gains on foreign currency transactions	(5)	(195)	(35)
Net realized gains on interest rate swaps	(1,851)	—	—
Net amortization of discount on securities	(12,729)	(19,627)	(6,728)
Amortization of debt issuance costs	5,874	2,553	1,903
Accretion of discount on Convertible Senior Notes	560	300	—
Purchases of investments, net	(757,295)	(974,824)	(602,988)
Proceeds from investments, net	39,077	100,656	46,390
Repayments on investments	474,483	620,671	214,293
Paid-in-kind interest	(5,410)	(2,748)	(2,749)
Changes in operating assets and liabilities:
Interest receivable	(3,725)	(1,167)	(2,579)
Interest receivable paid-in-kind	(298)	(44)	—
Prepaid expenses and other assets	9,836	(12,443)	443
Management fees payable to affiliate	643	3,307	116
Incentive fees payable to affiliate	(1,040)	(181)	2,083
Payable to affiliate	(1,426)	250	2,188
Other liabilities	(27,378)	31,972	496
Net Cash Used in Operating Activities	(183,506)	(148,831)	(289,631)
Cash Flows from Financing Activities
Borrowings on debt	847,547	1,108,097	902,000
Payments on debt	(584,481)	(1,135,388)	(801,569)
Debt issuance costs	(1,452)	(6,766)	(1,615)
Proceeds from issuance of common stock, net of offering and underwriting costs	(27)	234,419	56,857
Dividends paid to stockholders	(78,063)	(52,589)	(24,396)
Net Cash Provided by Financing Activities	183,524	147,773	131,277
Net Increase (Decrease) in Cash and Cash Equivalents	18	(1,058)	(158,354)
Cash and cash equivalents, beginning of period	2,413	3,471	161,825
Cash and Cash Equivalents, End of Period	$2,431	$2,413	$3,471
Supplemental Information:
Interest paid during the period	$11,000	$11,394	$8,792
Excise taxes paid during the period	$1,200	$199	$46
Dividends declared during the period	$84,297	$81,326	$55,385
Reinvestment of dividends during the period	$6,094	$22,566	$26,438

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

On March 21, 2014, the Company completed its initial public offering (“IPO”) and the Company’s shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “TSLX.”

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At December 31, 2015, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and it declares, a cash dividend, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company primarily uses newly issued shares to implement the dividend reinvestment plan.

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

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 modifies the consolidation analysis for limited partnerships and similar type entities as well as variable interests in a variable interest entity, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. ASU No. 2015-02 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

For the years ended December 31, 2015, 2014 and 2013, the Company incurred expenses of $3.6 million, $2.7 million and $1.4 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the years ended December 31, 2015, 2014 and 2013, Management Fees were $21.3 million, $18.3 million and $13.4 million, respectively.

Until the Company’s initial public offering ( the “IPO”), the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter (the “Pre-IPO Waiver”).

In addition, the Adviser has voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”) for any period in which TICC Capital Corp. remains a portfolio company of the Company.

For the year ended December 31, 2015, Management Fees of $0.1 million were waived, consisting solely of Management Fees attributable to the Company’s ownership of the TICC shares. For the years ended December 31, 2014 and 2013, Management Fees of $2.5 million and $7.1 million, respectively, were waived pursuant to the Pre-IPO Waiver. Any waived Management Fees are not subject to recoupment by the Adviser.

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

For the year ended December 31, 2015, Incentive Fees were $20.2 million which were realized and payable to the Adviser. For the year ended December 31, 2014, Incentive Fees were $17.8 million, of which $20.8 million were realized and payable to the Adviser. For the year ended December 31, 2013, Incentive Fees were $11.8 million, of which $10.4 million were realized and payable to the Adviser.

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of the Company’s ownership of the TICC Shares for any period in which TICC Capital Corp. remains a portfolio company of the Company. The Adviser has not waived any part of the Capital Gains Fee attributable to the Company’s ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares will be applied against the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

For the year ended December 31, 2015, Incentive Fees of $0.2 million were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares. For the years ending December 31, 2014 and 2013, no Incentive Fees were waived, as the Company did not hold any TICC Shares during such periods. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Following the IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of the TICC Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement. There can be no assurance that the Adviser will continue to waive Management Fees or Incentive Fees related to the Company’s ownership of the TICC Shares, as the Adviser can discontinue the voluntary waiver at any time. Accordingly, the Company may be required to continue to pay the full amount of the Management Fee and Incentive Fee, including with respect to the TICC Shares, in future periods.

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

Investments at fair value consisted of the following at December 31, 2015 and 2014:

	December 31, 2015
			Net Unrealized
	Amortized Cost (1)	Fair Value	Loss
First-lien debt investments	$1,333,080	$1,310,183	$(22,897)
Second-lien debt investments	126,049	121,223	(4,826)
Mezzanine and unsecured debt investments	29,751	27,965	(1,786)
Equity and other investments	40,796	26,338	(14,458)
Total Investments	$1,529,676	$1,485,709	$(43,967)

	December 31, 2014
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,127,215	$1,124,246	$(2,969)
Second-lien debt investments	111,120	111,408	288
Mezzanine and unsecured debt investments	13,414	12,964	(450)
Equity and other investments	21,503	14,893	(6,610)
Total Investments	$1,273,252	$1,263,511	$(9,741)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
Automotive	2.2%	2.7%
Beverage, food, and tobacco	4.2%	6.8%
Business services	21.2%	10.0%
Chemicals	0.5%	1.5%
Communications	—	1.4%
Containers and packaging	—	3.2%
Education	1.8%	2.2%
Electronics	5.5%	6.2%
Financial services	2.9%	8.4%
Healthcare	18.0%	17.3%
Hotel, gaming, and leisure	5.5%	5.9%
Human resource support services	3.6%	—
Insurance	4.3%	8.0%
Internet services	3.6%	3.2%
Manufacturing	1.6%	2.0%
Metals and mining	—	1.7%
Office products	2.4%	2.8%
Oil, gas and consumable fuels	3.2%	8.2%
Other	0.6%	0.4%
Pharmaceuticals	4.9%	—
Real Estate	0.7%	—
Retail and consumer products	8.5%	3.3%
Transportation	4.8%	4.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
United States
Midwest	9.9%	13.1%
Northeast	21.9%	27.1%
South	26.1%	23.6%
West	29.7%	23.6%
Canada	1.9%	1.3%
Europe	10.5%	11.3%
Total	100.0%	100.0%

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

During the year ended December 31, 2015, the Company entered into foreign currency forward contracts related to its non-USD investments. The Company did not have any open foreign currency forward contracts as of December 31, 2015.

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

Interest Rate Swaps

In June 2014, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. As of December 31, 2014 the Company received fixed rate interest at 4.50% and paid variable rate interest based on the three-month London Interbank Offered Rate (“LIBOR”) plus 252.9 basis points.

In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. The new swap transactions mature on December 15, 2019.

In November 2015, the Company entered into two interest rate swap transactions, each with a $46.3 million notional amount. As of December 31, 2015, the Company receives three-month LIBOR and paid fixed rate interest at 1.16%.

The following table presents the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets.

	Year Ended December 31, 2015
($ in thousands)	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets (1)	Account in the Consolidated Balance Sheets
Interest rate swap	12/15/2019	$115,000	$128	$—	$128	Receivable for interest rate swaps
Interest rate swap	10/5/2018	92,500	274	—	274	Receivable for interest rate swaps
Total		$207,500	$402	$—	$402

(1)	The notional amount of certain interest rate swaps may exceed our investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.
(2)

As of December 31, 2015, $0.9 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of Prepaid Expenses and Other Assets in the Company’s consolidated balance sheets.

During the year ended December 31, 2015, the Company received $5.2 million and paid $3.7 million related to the quarterly settlements of its interest rate swaps. During the year ended December 31, 2014, the Company received $2.6 million and paid $1.6 million related to the quarterly settlements of its interest rate swaps. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations.

For the years ended December 31, 2015 and 2014, the Company recognized ($0.6) million and $1.0 million, respectively, in unrealized depreciation and appreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of December 31, 2015 and 2014, the swap transactions had a fair value of $0.4 million and $1.0 million, respectively, which is included in receivable for interest rate swaps on the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of December 31, 2015, $0.9 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet. The Company also had less than $0.1 million of cash collateral posted as of December 31, 2014, which is also included in restricted cash as a component of other assets on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2015 and 2014:

	Fair Value Hierarchy at December 31, 2015
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$80,692	$1,229,491	$1,310,183
Second-lien debt investments	—	30,781	90,441	121,222
Mezzanine and unsecured debt investments	—	20,165	7,801	27,966
Equity and other investments	9,933	8,200	8,205	26,338
Total Investments at Fair Value	$9,933	$139,838	$1,335,938	$1,485,709
Receivable on interest rate swaps	—	402	—	402
Total	$9,933	$140,240	$1,335,938	$1,486,111

	Fair Value Hierarchy at December 31, 2014
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$64,910	$1,059,336	$1,124,246
Second-lien debt investments	—	50,158	61,250	111,408
Mezzanine and unsecured debt investments	—	8,444	4,520	12,964
Equity and other investments	—	5,525	9,368	14,893
Total Investments at Fair Value	$—	$129,037	$1,134,474	$1,263,511
Receivable on interest rate swaps	—	1,020	—	1,020
Total	$—	$130,057	$1,134,474	$1,264,531

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2015 and 2014:

	Year Ended
	December 31, 2015
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,059,336	$61,250	$4,520	$9,368	$1,134,474
Purchases	632,277	30,201	—	7,843	670,321
Proceeds from investments	(22,344)	—	—	—	(22,344)
Repayments / redemptions	(438,438)	—	(4,887)	—	(443,325)
Paid-in-kind interest	4,282	1,128	1	—	5,411
Net change in unrealized gains (losses)	(14,125)	(2,375)	638	(6,169)	(22,031)
Net realized losses	(2,525)	—	—	(2,837)	(5,362)
Net amortization of discount on securities	11,506	237	70	—	11,813
Transfers into (out of) Level 3	(478)	—	7,459	—	6,981
Balance, End of Period	$1,229,491	$90,441	$7,801	$8,205	$1,335,938

	Year Ended
	December 31, 2014
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$854,972	$103,530	$—	$1,805	$960,307
Purchases	770,732	72,850	4,640	13,192	861,414
Proceeds from investments	(94,952)	—	—	—	(94,952)
Repayments / redemptions	(473,178)	(113,148)	—	—	(586,326)
Paid-in-kind interest	1,831	718	199	—	2,748
Net change in unrealized losses	(15,365)	(5,681)	(328)	(5,629)	(27,003)
Net realized losses	(61)	—	—	—	(61)
Net amortization of discount on securities	15,357	2,981	9	—	18,347
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,059,336	$61,250	$4,520	$9,368	$1,134,474

Quiksilver – Boardriders SA  and Sears were transferred into Level 3 for fair value measurement purposes during the year ended December 31, 2015, as a result of changes in the observability of inputs into these securities valuation inputs.

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2015 and 2014:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Year Ended	for the Year Ended
	December 31, 2015 on	December 31, 2014 on
	Investments Held at	Investments Held at
	December 31, 2015	December 31, 2014
First-lien debt investments	$(9,373)	$(10,256)
Second-lien debt investments	(2,374)	(408)
Mezzanine and unsecured debt investments	310	(328)
Equity and other investments	(7,378)	(5,629)
Total	$(18,815)	$(16,621)

The following table presents the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of December 31, 2015 and 2014:

	December 31, 2015
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,229,491	Income approach (1)	Market yield	3.9% — 15.3% (10.8%)	Decrease
Second-lien debt investments	$90,441	Income approach	Market yield	12.1% — 13.8% (13.2%)	Decrease
Mezzanine and unsecured debt investments	$7,801	Income approach	Market yield	12.6% — 12.6% (12.6%)	Decrease
Equity and other investments	$8,205	Market Multiple or Discounted Cash Flow (2)	Comparable multiple or discount rate	8.4x — 13.5x (11.8x) or 12.0%	Increase or decrease

(1)	Includes $44.1 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(2)	Includes $3.8 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

	December 31, 2014
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,059,336	Income approach (1)	Market yield	8.0% — 15.4% (10.9%)	Decrease
Second-lien debt investments	$61,250	Income approach	Market yield	11.0% — 11.0% (11.0%)	Decrease
Mezzanine debt investments	$4,520	Income approach	Market yield	20.8% — 20.8% (20.8%)	Decrease
Equity and other investments	$9,368	Market Multiple, Discounted Cash Flow or Black Scholes Option Model	Comparable multiple, discount rate or volatility	7.9x — 13.0x (10.4x) or 14.4% or 40%	Increase or decrease

(1)	Includes $15.6 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2015, approximates its carrying value as the outstanding balance is callable at carrying value.  The fair value of the Company’s Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of December 31, 2015, was $114.3 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2015 and 2014, the Company’s asset coverage was 225.7% and 311.0%, respectively.

Debt obligations consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
Revolving Credit Facility	$821,250	$540,305	$280,945	$540,305
Convertible Senior Notes	115,000	115,000	—	112,483
Total Debt	$936,250	$655,305	$280,945	$652,788

	December 31, 2014
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$175,000	$106,725	$45,279	$106,725
Revolving Credit Facility	781,250	177,216	466,189	177,216
Convertible Senior Notes	115,000	115,000	—	111,923
Total Debt	$1,071,250	$398,941	$511,468	$395,864

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.

For the years ended December 31, 2015, 2014 and 2013, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Interest expense	$15,342	$10,951	$7,168
Commitment fees	1,773	2,263	1,398
Amortization of debt issuance costs	5,874	2,553	1,903
Accretion of original issue discount	560	300	—
Swap settlement	(1,539)	(989)	—
Total Interest Expense	$22,010	$15,078	$10,469
Average debt outstanding (in millions)	$540.8	$377.1	$266.1
Weighted average interest rate	2.6%	2.6%	2.7%

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

On December 10, 2015, TPG SL SPV, LLC became a guarantor under the Revolving Credit Facility.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2015, the Company had outstanding debt denominated in Swedish Krona (SEK) of 195.2 million, Euro (EUR) of 43.9 million and Pound Sterling (GBP) of 21.0 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

The Revolving Credit Facility is guaranteed by TPG SL SPV, LLC, TC Lending, LLC and TSL MR, LLC and may be guaranteed by certain domestic subsidiaries in the future. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by the Company and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

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

The credit and security agreement provided for a contribution and reinvestment period for up to 18 months after the Closing Date, or the Commitment Termination Date. The Commitment Termination Date was November 8, 2013, at which point the reinvestment period of the SPV Asset Facility expired and accordingly any undrawn availability under the facility terminated. The reinvestment period was subsequently reopened for the period from January 21, 2014 to January 21, 2015, thereby extending the Commitment Termination Date to January 21, 2015. Proceeds received by TPG SL SPV from interest, dividends or fees on assets were required to be used to pay expenses and interest on outstanding borrowings, and the excess could be returned to the Company, subject to certain conditions, on a quarterly basis. Prior to the Commitment Termination Date, proceeds received from principal on assets could be used to pay down borrowings or make additional investments. Following the Commitment Termination Date, proceeds received from principal on assets were required to be used to make payments of principal on outstanding borrowings on a quarterly basis. Proceeds received from interest and principal at the end of a reporting period that have not gone through the settlement process for these payment obligations are considered to be restricted cash.

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

As of December 31, 2015, and 2014 TPG SL SPV had $230.3 million and $334.0 million, respectively, in investments at fair value. As of December 31, 2014, TPG SL SPV had $108.8 million in liabilities, including the outstanding borrowings, on its balance sheet. As of December 31, 2015, TPG SL SPV’s liabilities had been fully prepaid. As of December 31, 2014 TPG SL SPV had $10.2 million in restricted cash, a component of prepaid expenses and other assets, in the accompanying consolidated financial statements. TPG SL SPV did not have restricted cash as of December 31, 2015.

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

For the years ended December 31, 2015 and 2014, the components of interest expense related to the Convertible Senior Notes were as follows:

	December 31, 2015	December 31, 2014
Interest expense	$5,175	$2,875
Accretion of original issue discount	560	300
Amortization of debt issuance cost	774	431
Total Interest Expense	$6,509	$3,606

Total interest expense in the table above does not include the effect of the interest rate swaps. During the years ended December 31, 2015 and 2014, the Company received $5.2 million and $2.6 million, respectively, and paid $3.7 million and $1.6 million, respectively, related to the quarterly settlement of its interest rate swaps. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations. In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps, realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2015, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of December 31, 2015, the components of the carrying value of the Convertible Senior Notes and the stated interest rate were as follows:

December 2019
Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(2,517)
Carrying value of debt	$112,483
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate as of December 31, 2015 was three-month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of December 31, 2015, the Company was in compliance with the terms of the Convertible Senior Notes Indenture.

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

As of December 31, 2015 and December 31, 2014, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments; such commitments are incorporated into the Company’s assessment of its liquidity position. As of December 31, 2015 and 2014, the Company had the following commitments to fund investments:

	December 31, 2015	December 31, 2014
Senior secured revolving loan commitments	$42,797	$34,242
Senior secured term loan commitments	35,849	13,816
Total Portfolio Company Commitments	$78,646	$48,058

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2015, management is not aware of any pending or threatened litigation.

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

For the year ended December 31, 2014, the Company issued 4,234,501 shares and received proceeds of $65 million related to capital drawdowns delivered pursuant to the Subscription Agreements. There were no shares issued related to capital drawdowns for the year ended December 31, 2015.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the year ended December 31, 2015 and 2014. All shares issued to stockholders in the tables below are newly issued shares.

	Year Ended
	December 31, 2015
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2014	December 31, 2014	February 2, 2015	162,490
February 24, 2015	March 31, 2015	May 1, 2015	41,441
May 7, 2015	June 30, 2015	August 3, 2015	26,258
August 4, 2015	September 30, 2015	November 2, 2015	138,413
Total Shares Issued			368,602

	Year Ended
	December 31, 2014
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
December 31, 2013	December 31, 2013	February 13, 2014	502,200
March 26, 2014	March 31, 2014	May 1, 2014	410,183
May 6, 2014	June 30, 2014	August 1, 2014	218,892
August 4, 2014	September 30, 2014	November 3, 2014	230,575
Total Shares Issued			1,361,850

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

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized the Company to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 29, 2016 or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions. On February 24, 2016, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2016.

During the year ended December 31, 2015, the Company repurchased 2,000 shares under the Company 10b5-1 Plan at a weighted average price per share of $14.44, inclusive of commissions, for a total cost of $29 thousand. No shares were repurchased under the Company 10b5-1 Plan during the year ended December 31, 2014.

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

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Increase in net assets resulting from operations	$63,568	$85,050	$66,983
Weighted average shares of common stock outstanding—basic and diluted	54,006,322	50,509,692	34,635,208
Earnings per common share—basic and diluted	$1.18	$1.68	$1.93

(1)	As further described in Note 9, the indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the year ended December 31, 2015 was less than the conversion price for the Convertible Senior Notes outstanding as of December 31, 2015. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the years ended December 31, 2015 and 2014:

	Year Ended
	December 31, 2015
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2015	March 31, 2015	April 30, 2015	$0.39
May 7, 2015	June 30, 2015	July 31, 2015	0.39
August 4, 2015	September 30, 2015	October 30, 2015	0.39
November 3, 2015	December 31, 2015	January 29, 2016	0.39
Total Dividends Declared			$1.56

	Year Ended
	December 31, 2014
Date Declared	Record Date	Payment Date	Dividend per Share
March 26, 2014	March 31, 2014	April 30, 2014	$0.38
May 6, 2014	June 30, 2014	July 31, 2014	0.38
August 4, 2014	September 30, 2014	October 31, 2014	0.38
November 3, 2014	December 31, 2014	January 30, 2015	0.39
Total Dividends Declared			$1.53

The dividends declared during the years ended December 31, 2015 and December 31, 2014, were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Ordinary Income (1)	$74,932	$80,077	$51,476
Capital Gains	9,366	1,249	3,909
Total	$84,298	$81,326	$55,385

(1)

For the years ended December 31, 2015, 2014 and 2013, 83.04%, 78.85% and 91.52% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2015, 2014 and 2013, to taxable income at December 31, 2015, 2014 and 2013:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Increase in net assets resulting from operations	$63,568	$85,050	$66,983
Adjustments:
Net unrealized (gain) loss on investments	28,568	17,722	(8,386)
Other income for tax purposes, not book	437	3	562
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	1,521	1,156	243
Other book-tax differences	2,073	189	(901)
Taxable Income	$96,067	$104,020	$58,401

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

During the year ended December 31, 2015, permanent differences were principally related to $13.8 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $1.2 million attributable to accrued U.S. federal excise taxes, and $0.1 million attributable to the foreign currency reclassifications. During the year ended December 31, 2014, permanent differences were principally related to $19.9 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $1.1 million attributable to accrued U.S. federal excise taxes, and $0.2 million attributable to the foreign currency reclassifications. During the year ended December 31, 2013, permanent differences were principally related to $0.2 million attributable to accrued U.S. federal excise taxes, $3.0 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains and $1.4 million on the disposition of investments with PIK earnings not previously recognized for tax purposes.

As of December 31, 2015, the Company had a deferred tax asset of $1.5 million pertaining to unrealized depreciation and a $1.6 million deferred tax asset pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax assets have been offset by valuation allowances of $1.5 million and $1.6 million for the deferred tax asset generated from unrealized depreciation and operating income, respectively. There were no deferred tax assets or liabilities as of December 31, 2014 or 2013.

The tax cost of the Company’s investments as of December 31, 2015 and 2014, approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Per Share Data (5)
Net asset value, beginning of period	$15.53	$15.52	$15.19	$14.71	$0.01

Net investment income (loss) (1)	1.76	2.07	1.66	1.36	(0.44)
Net realized and unrealized gain (loss) (1)	(0.58)	(0.33)	0.23	0.29	0.22
Total from operations	1.18	1.74	1.89	1.65	(0.22)
Issuance of common stock, net of offering costs (1)	—	(0.20)	—	—	14.98
Dividends declared from net investment income (2)	(1.15)	(1.51)	(1.36)	(1.06)	(0.06)
Dividends declared from realized gains (2)	(0.41)	(0.02)	(0.20)	(0.11)	—
Total increase (decrease) in net assets	(0.38)	0.01	0.33	0.48	14.70
Net Asset Value, End of Period	$15.15	$15.53	$15.52	$15.19	$14.71
Per share market value at end of period	$16.22	$16.82	—	—	—
Total return based on market value (3)	5.71%	14.69%	—	—	—
Total return based on net asset value (4)	7.62%	9.92%	12.44%	11.26%	n.m.
Shares Outstanding, End of Period	54,163,960	53,797,358	37,026,023	31,582,954	11,770,514
Ratios / Supplemental Data
Ratio of net expenses to average net assets	9.31%	7.56%	6.40%	6.91%	10.94%
Ratio of net investment income to average net assets	11.35%	13.42%	10.54%	8.43%	(2.41%)
Portfolio turnover	34.51%	53.16%	26.97%	45.70%	n.m.
Net assets, end of period	$820,741	$835,405	$574,696	$479,803	$173,092

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

14. Selected Quarterly Financial Data (Unaudited)

	2015
	Q4	Q3	Q2	Q1
Investment Income	$43,559	$46,774	$45,352	$37,730
Net Expenses (1)	$19,916	$20,926	$20,332	$16,943
Net Investment Income	$23,643	$25,849	$25,020	$20,787
Total unrealized and realized gains (losses)	$(27,985)	$(16,512)	$9,085	$3,681
Increase (decrease) in Net Assets Resulting from Operations	$(4,342)	$9,337	$34,105	$24,468
Net Asset Value per Share as of the End of the Quarter	$15.15	$15.62	$15.84	$15.60

	2014
	Q4	Q3	Q2	Q1
Investment Income	$45,778	$38,404	$45,657	$33,481
Net Expenses (1)	$15,094	$15,288	$16,224	$12,239
Net Investment Income	$30,684	$23,116	$29,433	$21,242
Total unrealized and realized gains (losses)	$(16,879)	$(4,513)	$(2,139)	$4,106
Increase in Net Assets Resulting from Operations	$13,805	$18,603	$27,294	$25,348
Net Asset Value per Share as of the End of the Quarter	$15.53	$15.66	$15.70	$15.51

	2013
	Q4	Q3	Q2	Q1
Investment Income	$27,569	$23,298	$20,940	$20,802
Net Expenses (1)	$10,576	$8,713	$8,123	$7,696
Net Investment Income	$16,993	$14,585	$12,817	$13,106
Total unrealized and realized gains	$4,063	$1,674	$1,391	$2,355
Increase in Net Assets Resulting from Operations	$21,056	$16,259	$14,208	$15,461
Net Asset Value per Share as of the End of the Quarter (2)	$15.52	$15.35	$15.29	$15.27

(1)	Net expenses include income taxes, including excise taxes.
(2)	As further described in Note 9, the indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2015.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

Other Considerations

KPMG LLP (KPMG), our independent registered public accounting firm, provides audit, tax and advisory services to various affiliates of TPG, which are also affiliates of TPG Specialty Lending, Inc.  KPMG informed our management and Audit Committee that it had provided certain services to an affiliated entity during 2014 and 2015 for total fees of approximately $350,000 and financial information system implementation services to a portfolio company of a TPG-advised private fund during 2013 and 2014 for total fees of approximately $143,000, both of which were determined to be impermissible under the independence rules of the SEC.  In addition, KPMG informed us of a business relationship between a member firm of KPMG International Cooperative and a portfolio company of certain TPG-advised private funds during 2014 and 2015 for total fees of approximately $91,000 that was also determined to be impermissible under the independence rules of the SEC. None of the services and business relationship were provided to or paid for by TPG Specialty Lending, Inc.

KPMG considered whether the matters noted above impacted its objectivity and ability to exercise impartial judgment with regard to its engagement as our auditors and has concluded that there has been no impairment of KPMG’s objectivity and ability to exercise impartial judgment. After taking into consideration the facts and circumstances of the above matters and KPMG’s determination, our Audit Committee also has concluded that KPMG’s objectivity and ability to exercise impartial judgment has not been impaired.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

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

10.26

Second Amended and Restated Credit and Security Agreement, dated as of March 27, 2015, among TPG SL SPV, LLC, as Borrower, the Lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015).

10.27

Fourth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 2, 2015, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Suntrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2015).

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

Date: February 24, 2016	TPG SPECIALTY LENDING, INC.

/s/ Michael Fishman
Co-Chief Executive Officer

/s/ Joshua Easterly
Co-Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Mello, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2015, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2016.

Signature	Title

/s/ Michael Fishman Michael Fishman	Co-Chief Executive Officer and Director (Principal Executive Officer)
/s/ Joshua Easterly Joshua Easterly	Co-Chief Executive Officer, Director and Chairman of the Board of Directors
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (Principal Financial Officer)
/s/ Michael Graf Michael Graf	Vice President (Principal Accounting Officer)
/s/ John A. Ross John A. Ross	Director and Chairman of the Audit Committee
/s/ Richard A. Higginbotham Richard A. Higginbotham	Director
/s/ Ronald K. Tanemura Ronald K. Tanemura	Director