Form 10-Q
period 2016-03-31
TPG Specialty Lending, Inc.
filed 2016-05-04
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at May 3, 2016 was 59,411,892.

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2016, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,521,669 and $1,443,017, respectively)	$1,501,060	$1,422,211
Controlled, affiliated investments (amortized cost of $90,124 and $86,659, respectively)	62,604	63,498
Total investments at fair value (amortized cost of $1,611,793 and $1,529,676, respectively)	1,563,664	1,485,709
Cash and cash equivalents	4,029	2,431
Interest receivable	11,829	10,146
Receivable for interest rate swaps	1,642	402
Prepaid expenses and other assets	3,088	7,880
Total Assets	$1,584,252	$1,506,568
Liabilities
Debt (net of deferred financing costs of $9,790 and $10,365, respectively)	$626,063	$642,423
Management fees payable to affiliate	5,734	5,530
Incentive fees payable to affiliate	4,819	4,915
Dividends payable	23,098	21,124
Payable for investments purchased	22,045	4,435
Payables to affiliate	1,758	1,492
Other liabilities	6,064	5,908
Total Liabilities	689,581	685,827
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 59,314,768 and 54,166,959 shares issued, respectively; and 59,225,688 and 54,163,960 shares outstanding, respectively	593	542
Additional paid-in capital	892,675	812,586
Treasury stock at cost; 89,080 and 2,999 shares held, respectively	(1,359)	(30)
Undistributed net investment income	26,712	27,521
Net unrealized losses	(34,005)	(28,380)
Undistributed net realized gains	10,055	8,502
Total Net Assets	894,671	820,741
Total Liabilities and Net Assets	$1,584,252	$1,506,568
Net Asset Value Per Share	$15.11	$15.15

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$39,170	$32,879
Dividend income	474	—
Other income	723	3,377
Total investment income from non-controlled, non-affiliated investments	40,367	36,256
Investment income from controlled, affiliated investments:
Interest from investments	2,333	1,417
Other income	51	57
Total investment income from controlled, affiliated investments	2,384	1,474
Total Investment Income	42,751	37,730
Expenses
Interest	5,298	4,220
Management fees	5,748	4,950
Incentive fees	4,902	5,007
Professional fees	1,923	1,209
Directors’ fees	97	96
Other general and administrative	1,254	1,156
Total expenses	19,222	16,638
Management and incentive fees waived (Note 3)	(98)	—
Net Expenses	19,124	16,638
Net Investment Income Before Income Taxes	23,627	21,092
Income taxes, including excise taxes	435	305
Net Investment Income	23,192	20,787
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	197	(5,907)
Controlled, affiliated investments	(4,359)	605
Translation of assets and liabilities in foreign currencies	(2,703)	7,215
Interest rate swaps	1,240	(353)
Total net change in unrealized gains (losses)	(5,625)	1,560
Realized gains:
Non-controlled, non-affiliated investments	—	265
Interest rate swaps	—	1,852
Foreign currency transactions	204	4
Total realized gains	204	2,121
Total Unrealized and Realized Gains (Losses)	(5,421)	3,681
Increase in Net Assets Resulting from Operations	$17,771	$24,468
Earnings per common share—basic and diluted	$0.32	$0.45
Weighted average shares of common stock outstanding—basic and diluted	55,802,270	53,902,074

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2016

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($30,887 par, due 6/2017)	9.75%	8/28/2012	$30,642	$30,269	3.4%
	First-lien revolving loan ($1,472 par, due 6/2017)	10.75%	8/28/2012	1,433	1,361	0.2%
				32,075	31,630	3.6%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($62,852 par, due 3/2020)	8.75%	3/3/2014	61,831	62,066	6.9%
Business services
Actian Corporation (3)(5)	First-lien loan ($57,982 par, due 4/2018)	7.50%	4/11/2013	56,991	60,591	6.8%
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	8.50%	11/12/2015	43,959	43,987	4.9%
Clarabridge, Inc. (3)	First-lien loan ($22,331 par, due 4/2019)	8.63%	5/20/2015	21,936	21,400	2.4%
Idera, Inc. (3)	First-lien loan ($62,344 par, due 4/2021)	6.50%	10/9/2015	56,533	55,798	6.2%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($28,196 par, due 6/2019)	7.50%	6/30/2014	27,752	27,668	3.1%
Network Merchants, Inc. (3)	First-lien loan ($25,782 par, due 9/2018)	7.75%	9/12/2013	25,506	25,849	2.9%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,714 par, due 12/2019)	7.50%	12/30/2014	19,381	19,546	2.2%
				252,058	254,839	28.5%
Chemicals
Vertellus Specialties, Inc. (3)(10)	First-lien loan ($11,980 par, due 10/2019)	10.50%	10/31/2014	10,879	7,008	0.8%
Education
Campus Management, Inc. (3)(5)	First-lien loan ($26,277 par, due 9/2018)	8.75%	9/30/2013	25,910	26,409	3.0%
Electronics
MyAlarm Center, LLC (3)	First-lien loan ($62,803 par, due 1/2019)	9.00%	1/9/2014	62,244	62,158	6.9%
APX Group Inc.	Senior notes 8.75% ($26,961 par, due 12/2020)	8.75%	12/11/2014	23,563	23,254	2.6%
				85,807	85,412	9.5%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($23,100 par, due 8/2020)	9.00%	8/18/2015	22,592	22,473	2.5%
AvidXchange, Inc. (3)	Second-lien loan ($32,770 par, due 8/2020)	10.50% PIK	8/7/2015	32,281	31,884	3.6%
PayLease, LLC (3)	First-lien loan ($33,851 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	33,225	33,172	3.7%
Smarsh, Inc. (3)(5)	First-lien loan ($30,000 par, due 1/2021)	8.50%	1/7/2016	29,252	29,400	3.3%

Tibco Software (3)	First-lien loan ($249 par, due 12/2020)	6.50%	1/26/2016	216	224	0.0%
				117,566	117,153	13.1%
Healthcare
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 35,686 par, due 9/2019)	11.50%	9/30/2014	42,204	42,394 (EUR 37,202)	4.7%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	268	463 (EUR 406)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($45,000 par, due 12/2021)	6.25%	12/17/2015	44,210	44,212	4.9%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($45,820 par, due 9/2020)	9.13% (incl. 2.50% PIK)	9/30/2015	44,489	44,330	5.0%
Mediware Information Systems, Inc. (3)(5)	First-lien loan ($67,117 par, due 5/2018)	7.00%	11/9/2012	66,353	67,788	7.6%
Quantros, Inc. (3)(5)	First-lien loan ($30,000 par, due 2/2021)	8.75%	2/29/2016	28,997	29,100	3.3%
SRS Software, LLC (3)	First-lien loan ($31,406 par, due 12/2017)	8.75%	12/28/2012	31,086	31,092	3.5%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,961	1,980	0.2%
				259,568	261,359	29.3%
Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($25,613 par, due 4/2020)	9.13% (incl. 2.50% PIK)	4/16/2015	25,062	24,554	2.7%
IRGSE Holding Corp. (3)(7)	First-lien loan ($20,517 par, due 9/2019)	10.13% (incl. 5.00% PIK)	9/29/2015	20,517	19,850	2.2%
	First-lien revolver loan ($8,819 par, due 9/2019)	10.13% (incl. 5.00% PIK)	9/29/2015	8,819	8,532	1.0%
Soho House (4)	Second-lien bond (GBP 20,375 par, due 10/2018)	9.13%	9/20/2013	32,991	29,468 (GBP 20,502)	3.3%
				87,389	82,404	9.2%
Human Resource Support Services
Saba Software, Inc. (3)(5)	First-lien loan ($54,588 par, due 3/2021)	9.75%	3/30/2015	54,025	53,905	6.0%
Skillsoft (3)	First-lien loan ($21,804 par, due 4/2021)	5.75%	11/5/2015	17,271	17,389	1.9%
				71,296	71,294	7.9%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($65,452 par, due 10/2020)	7.75%	10/31/2014	64,809	64,143	7.2%
Internet Services
Highwinds Capital, Inc. (3)	First-lien loan ($50,503 par, due 7/2018)	9.00%	3/7/2014	50,039	49,872	5.6%
	First-lien revolving loan ($2,600 par, due 7/2018)	9.00%	3/7/2014	2,577	2,563	0.3%
				52,616	52,435	5.9%
Manufacturing
Jeeves Information Systems AB (3)(4)(5)	First-lien loan (SEK 189,931 par, due 3/2019)	8.75%	6/5/2013	28,888	23,956 (SEK 194,205)	2.7%
Office products
Ecommerce Industries, Inc. (3)	First-lien loan ($36,811 par, due 3/2019)	7.25%	3/11/2014	36,596	36,516	4.1%
Oil, gas and consumable fuels

Key Energy Services (3)	First-lien loan ($13,470 par, due 6/2020)	10.25%	5/27/2015	13,029	10,416	1.2%
Mississippi Resources, LLC (3)(7)	First-lien loan ($48,505 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	47,918	34,075	3.8%
				60,947	44,491	5.0%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	7.75%	10/5/2015	74,046	73,451	8.2%
Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($24,811 par, due 9/2020)	8.25%	9/30/2015	24,483	24,500	2.7%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($18,286 par, due 3/2021)	8.50%	3/25/2016	17,853	17,874	2.0%
Quiksilver - Boardriders SA	Bond (EUR 5,699 par, due 12/2020)	9.50%	5/26/2015	6,004	6,023 (EUR 5,286)	0.7%
Sears (3)(4)(6)	First-lien loan ($3,670 par, due 6/2018)	5.50%	1/28/2016	3,400	3,505	0.4%
	First-lien ABL loan ($22,727 par, due 7/2020)	8.50%	3/18/2016	22,045	22,386	2.5%
	First-lien ABL revolving loan ($6,012 par, due 4/2016)	2.94%	4/15/2015	5,999	6,012	0.7%
Sports Authority (3)(5)	ABL FILO term loan ($45,135 par, due 6/2016)	9.40%	11/3/2015	44,198	44,684	5.0%
Toys 'R' Us-Delaware, Inc. (3)	ABL FILO term loan ($51,000 par, due 10/2019)	8.25%	10/9/2014	50,352	49,725	5.6%
				174,334	174,709	19.6%
Transportation
Carrix, Inc. (3)	First-lien loan ($13,441 par, due 1/2019)	4.50%	3/17/2015	12,692	12,534	1.4%
Kewill, Ltd. (3)(4)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	61,663	59,531	6.7%
				74,355	72,065	8.1%

Total Debt Investments				1,570,970	1,541,340	172.6%
Equity and Other Investments
Business services
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	1,119	0.1%
Financial Services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846	3,846	0.4%
TICC Capital Corp. (4)	Common Shares (1,633,660 shares)		8/5/2015	10,943	7,842	0.9%
				14,789	11,688	1.3%
Healthcare
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467	729	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137	214	0.0%
Helix Health, Ltd. (4)	Warrants		9/30/2014	877	1,012 (EUR 888)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	916	0.1%

	Common Shares Class B (2,953,020 shares)		12/28/2012	20	9	0.0%
				3,481	2,880	0.3%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897	97	0.0%
	Class C-1 Units (8,800,000 units)		9/29/2015	100	50	0.0%
				3,997	147	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Member Units (933 units)		6/4/2014	8,874	—	0.0%
Other
Oak Hill Credit Partners (4)(6)	Structured Product	6.12%	8/21/2015	3,306	2,267	0.3%
Symphony (4)(6)	Structured Product	6.37%	11/17/2014	5,596	4,223	0.5%
				8,902	6,490	0.8%
Total Equity and Other Investments				40,823	22,324	2.5%
Total Investments				$1,611,793	$1,563,664	175.1%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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
(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2016 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Company	Fair Value at December 31, 2015	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at March 31, 2016	Other Income	Interest Income
Mississippi Resources, LLC	$36,682	$1,958	$(121)	$(4,444)	$—	$34,075	$50	$1,610
IRGSE Holding Corp.	26,816	1,628	—	85	—	28,529	1	723
Total	$63,498	$3,586	$(121)	$(4,359)	$—	$62,604	$51	$2,333

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

(8)	As of March 31, 2016, the tax cost of the Company’s investments approximates their amortized cost.
(9)

Notes contain a fixed rate structure. The Company entered into an interest rate swap agreement to swap to a floating rate. Refer to Note 5 for further information related to the Company’s interest rate swaps.

(10)	Investment on non-accrual as of March 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2015

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($31,271 par, due 6/2017)	9.75%	8/28/2012	$30,977	$30,176	3.7%
	First-lien revolving loan ($2,722 par, due 6/2017)	10.75%	8/28/2012	2,675	2,528	0.3%
				33,652	32,704	4.0%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($63,660 par, due 3/2020)	8.75%	3/3/2014	62,575	62,705	7.6%
Business services
Actian Corporation (3)(5)	First-lien loan ($59,915 par, due 4/2018)	7.50%	4/11/2013	58,781	62,462	7.6%
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	8.50%	11/12/2015	43,916	43,763	5.3%
Clarabridge, Inc. (3)	First-lien loan ($22,388 par, due 4/2019)	8.50%	5/20/2015	21,963	21,641	2.6%
Idera, Inc. (3)	First-lien loan ($62,500 par, due 4/2021)	6.50%	10/9/2015	56,446	55,937	6.8%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($28,565 par, due 6/2019)	7.50%	6/30/2014	28,085	27,877	3.4%
Network Merchants, Inc. (3)	First-lien loan ($25,782 par, due 9/2018)	7.75%	9/12/2013	25,481	25,981	3.2%
ScentAir Technologies, Inc. (3)	First-lien loan ($18,857 par, due 12/2019)	7.50%	12/30/2014	18,505	18,463	2.2%
				253,177	256,124	31.1%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($10,839 par, due 10/2019)	10.50%	10/31/2014	10,148	7,804	1.0%
Education
Campus Management, Inc. (3)(5)	First-lien loan ($26,277 par, due 9/2018)	8.75%	9/30/2013	25,879	26,277	3.2%
Electronics
MyAlarm Center, LLC (3)	First-lien loan ($62,371 par, due 1/2019)	9.00%	1/9/2014	61,766	61,887	7.5%
APX Group Inc.	Senior notes 8.75% ($24,818 par, due 12/2020)	8.75%	12/11/2014	21,689	20,165	2.5%
				83,455	82,052	10.0%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($23,400 par, due 8/2020)	9.00%	8/18/2015	22,862	22,765	2.8%
AvidXchange, Inc. (3)	Second-lien loan ($31,897 par, due 8/2020)	10.50% PIK	8/7/2015	31,380	30,910	3.8%
PayLease, LLC (3)	First-lien loan ($33,639 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	32,980	32,769	4.0%
				87,222	86,444	10.6%
Healthcare

Aesynt Incorporated (3)(5)	First-lien loan ($33,250 par, due 5/2019)	7.00%	5/8/2014	32,598	33,918	4.1%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 35,912 par, due 9/2019)	11.50%	9/30/2014	42,402	40,572 (EUR 37,349)	4.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	261	435 (EUR 400)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($45,000 par, due 12/2021)	6.25%	12/17/2015	44,184	44,100	5.4%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($45,411 par, due 9/2020)	9.00% (incl. 2.50% PIK)	9/30/2015	44,022	43,708	5.3%
Mediware Information Systems, Inc. (3)(5)	First-lien loan ($67,574 par, due 5/2018)	7.00%	11/9/2012	66,725	68,250	8.3%
SRS Software, LLC (3)	First-lien loan ($31,875 par, due 12/2017)	8.75%	12/28/2012	31,508	31,477	3.8%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,955	1,938	0.2%
				263,655	264,398	32.1%
Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($25,452 par, due 4/2020)	9.00% (incl. 2.50% PIK)	4/16/2015	24,873	24,200	2.9%
IRGSE Holding Corp. (3)(7)	First-lien loan ($20,260 par, due 9/2019)	10.10% (incl. 5.00% PIK)	9/29/2015	20,260	19,500	2.4%
	First-lien revolver loan ($7,448 par, due 9/2019)	10.10% (incl. 5.00% PIK)	9/29/2015	7,448	7,169	0.9%
Soho House (4)	Second-lien bond (GBP 20,375 par, due 10/2018)	9.13%	9/20/2013	33,055	30,781 (GBP 20,884)	3.8%
				85,636	81,650	10.0%
Human Resource Support Services
Saba Software, Inc. (3)(5)	First-lien loan ($54,725 par, due 3/2021)	9.75%	3/30/2015	54,141	53,767	6.6%
Skillsoft (3)	First-lien loan ($500 par, due 4/2021)	5.75%	11/5/2015	438	385	0.0%
				54,579	54,152	6.6%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($65,452 par, due 10/2020)	7.75%	10/31/2014	64,782	63,980	7.8%
Internet Services
Highwinds Capital, Inc. (3)	First-lien loan ($50,987 par, due 7/2018)	9.00%	3/7/2014	50,474	50,095	6.1%
	First-lien revolving loan ($2,800 par, due 7/2018)	9.00%	3/7/2014	2,775	2,748	0.3%
				53,249	52,843	6.4%
Manufacturing
Jeeves Information Systems AB (3)(4)(5)	First-lien loan (SEK 192,573 par, due 3/2019)	8.75%	6/5/2013	29,289	23,470 (SEK 197,869)	2.9%
Office products
Ecommerce Industries, Inc. (3)	First-lien loan ($36,811 par, due 3/2019)	7.25%	3/11/2014	36,579	36,370	4.4%
Oil, gas and consumable fuels
Key Energy Services (3)	First-lien loan ($13,504 par, due 6/2020)	10.25%	5/27/2015	13,043	10,533	1.3%

Mississippi Resources, LLC (3)(7)	First-lien loan ($46,679 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	46,081	36,682	4.5%
				59,124	47,215	5.8%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	7.75%	10/5/2015	74,005	73,076	8.9%
Real Estate
JL Secured Promissory Note (4)	Secured note ($10,224 par, due 9/2017)	7.00% PIK	9/29/2015	10,224	10,224	1.2%

Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($25,000 par, due 9/2020)	8.25%	9/30/2015	24,664	24,563	3.0%
Quiksilver - Boardriders SA	Bond (EUR 7,599 par, due 12/2017)	8.88%	5/26/2015	8,062	7,801 (EUR 7,181)	1.0%
Sears (4)(6)	First-lien ABL revolving loan ($303 par, due 4/2016)	2.84%	4/15/2015	116	257	0.0%
Sports Authority (3)(5)	ABL FILO term loan ($45,000 par, due 6/2017)	7.40%	11/3/2015	44,249	43,762	5.3%
Toys 'R' Us-Delaware, Inc. (3)	ABL FILO term loan ($51,000 par, due 10/2019)	8.25%	10/9/2014	50,313	49,470	6.0%
				127,404	125,853	15.3%
Transportation
Carrix, Inc. (3)	First-lien loan ($13,441 par, due 1/2019)	4.50%	3/17/2015	12,631	12,500	1.5%
Kewill, Ltd. (3)(4)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	61,614	59,531	7.3%
				74,245	72,031	8.8%

Total Debt Investments				1,488,879	1,459,372	177.7%
Equity and Other Investments
Business services
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	1,119	0.1%
Financial Services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846	3,846	0.5%
TICC Capital Corp. (4)	Common Shares (1,633,660 shares)		8/5/2015	10,943	9,933	1.2%
				14,789	13,779	1.7%
Healthcare
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467	729	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137	214	0.0%
Helix Health, Ltd. (4)	Warrants		9/30/2014	877	965 (EUR 888)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,173	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	12	0.0%
				3,481	3,093	0.3%
Hotel, gaming, and leisure

IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897	97	0.0%
	Class C-1 Units (8,800,000 units)		9/29/2015	100	50	0.0%
				3,997	147	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Member Units (933 units)		6/4/2014	8,874	—	0.0%
Other
Oak Hill Credit Partners (4)(6)	Structured Product	5.82%	8/21/2015	3,293	3,099	0.4%
Symphony (4)(6)	Structured Product	6.07%	11/17/2014	5,583	5,100	0.6%
				8,876	8,199	1.0%
Total Equity and Other Investments				40,797	26,337	3.1%
Total Investments				$1,529,676	$1,485,709	180.8%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Increase in Net Assets Resulting from Operations
Net investment income	$23,192	$20,787
Net change in unrealized gains (losses)	(5,625)	1,560
Net realized gains	204	2,121
Increase in Net Assets Resulting from Operations	17,771	24,468
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	78,275	—
Reinvestment of dividends	2,311	2,701
Purchases of treasury stock	(1,329)	—
Dividends declared from net investment income	(23,098)	(21,044)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	56,159	(18,343)
Total Increase in Net Assets	73,930	6,125
Net assets, beginning of period	820,741	835,405
Net Assets, End of Period	$894,671	$841,530
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$26,712	$6,818

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$17,771	$24,468
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized losses on investments	4,162	5,302
Net change in unrealized (gains) losses on foreign currency transactions	2,703	(7,215)
Net change in unrealized (gains) losses on interest rate swaps	(1,240)	353
Net realized gains on investments	—	(265)
Net realized (gains) losses on foreign currency transactions	(241)	9
Net realized gains on interest rate swaps	—	(1,852)
Net amortization of discount on securities	(3,078)	(1,754)
Amortization of debt issuance costs	575	742
Accretion of discount on Convertible Senior Notes	145	138
Purchases of investments, net	(137,352)	(139,319)
Proceeds from investments, net	—	5,000
Repayments on investments	61,470	64,394
Paid-in-kind interest	(3,173)	(935)
Changes in operating assets and liabilities:
Interest receivable	(1,760)	(1,090)
Interest receivable paid-in-kind	64	(94)
Prepaid expenses and other assets	4,792	382
Management fees payable to affiliate	204	64
Incentive fees payable to affiliate	(96)	(948)
Payable to affiliate	266	(1,357)
Other liabilities	17,766	(23,277)
Net Cash Used in Operating Activities	(37,022)	(77,254)
Cash Flows from Financing Activities
Borrowings on debt	95,500	244,387
Payments on debt	(115,012)	(147,826)
Debt issuance costs	—	(109)
Proceeds from issuance of common stock, net of offering and underwriting costs	78,275	—
Purchases of treasury stock	(1,329)	—
Dividends paid to stockholders	(18,814)	(18,282)
Net Cash Provided by Financing Activities	38,620	78,170
Net Increase in Cash and Cash Equivalents	1,598	916
Cash and cash equivalents, beginning of period	2,431	2,413
Cash and Cash Equivalents, End of Period	$4,029	$3,329
Supplemental Information:
Interest paid during the period	$3,986	$2,673
Excise taxes paid during the period	$1,500	$1,200
Dividends declared during the period	$23,098	$21,044
Reinvestment of dividends during the period	$2,311	$2,701

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”), on February 24, 2016.

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
•

The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Adviser, Audit Committee and, where applicable, other third parties including independent third-party valuation firms engaged at the direction of the Board.

The Company currently conducts this valuation process on a quarterly basis.

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At March 31, 2016, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal (or most advantageous market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Accounting Standards Adopted in 2016

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2016 and adjusted prior period balance sheets to reflect the change. The adoption of this guidance did not have an impact on the Company’s results of operations or cash flows. See Note 7, “Debt” for additional disclosures required under this guidance.

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

For the three months ended March 31, 2016 and 2015, the Company incurred expenses of $0.9 million and $0.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

On November 3, 2015, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2016, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three months ended March 31, 2016 and 2015, Management Fees were $5.7 million and $5.0 million, respectively.

The Adviser has voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”) for any period in which TICC Capital Corp. remains a portfolio company of the Company.

For the three months ended March 31, 2016, Management Fees of $14,623 were waived, consisting solely of Management Fees attributable to the Company’s ownership of the TICC Shares. For the three months ended March 31, 2015, which was prior to the Company’s ownership of TICC shares, no Management Fees were waived.

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

For the three months ended March 31, 2016 and 2015, Incentive Fees were $4.9 million and $5.0 million, respectively, of which $4.8 million and $4.5 million, respectively, were realized and payable to the Adviser.

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

For the three months ended March 31, 2016, Incentive Fees of $0.1 million were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares. For the three months ended March 31, 2015, which was prior to the Company’s ownership of TICC shares, no Incentive Fees were waived. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of the TICC Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement. There can be no assurance that the Adviser will continue to waive Management Fees or Incentive Fees related to the Company’s ownership of the TICC Shares, as the Adviser can discontinue the voluntary waiver at any time. Accordingly, the Company may be required to continue to pay the full amount of the Management Fee and Incentive Fee, including with respect to the TICC Shares, in future periods.

On November 3, 2015, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2016, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016
			Net Unrealized
	Amortized Cost (1)	Fair Value	Loss
First-lien debt investments	$1,414,469	$1,391,179	$(23,290)
Second-lien debt investments	126,935	120,884	(6,051)
Mezzanine and unsecured debt investments	29,567	29,277	(290)
Equity and other investments	40,822	22,324	(18,498)
Total Investments	$1,611,793	$1,563,664	$(48,129)

	December 31, 2015
			Net Unrealized
	Amortized Cost (1)	Fair Value	Loss
First-lien debt investments	$1,333,080	$1,310,183	$(22,897)
Second-lien debt investments	126,049	121,222	(4,827)
Mezzanine and unsecured debt investments	29,751	27,966	(1,785)
Equity and other investments	40,796	26,338	(14,458)
Total Investments	$1,529,676	$1,485,709	$(43,967)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Automotive	2.0%	2.2%
Beverage, food, and tobacco	4.0%	4.2%
Business services	20.1%	21.2%
Chemicals	0.4%	0.5%
Education	1.7%	1.8%
Electronics	5.5%	5.5%
Financial services	4.5%	2.9%
Healthcare	16.9%	18.0%
Hotel, gaming, and leisure	5.3%	5.5%
Human resource support services	4.6%	3.6%
Insurance	4.1%	4.3%
Internet services	3.4%	3.6%
Manufacturing	1.5%	1.6%
Office products	2.3%	2.4%
Oil, gas and consumable fuels	2.8%	3.2%
Other	0.4%	0.6%
Pharmaceuticals	4.7%	4.9%
Real Estate	—	0.7%
Retail and consumer products	11.2%	8.5%
Transportation	4.6%	4.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
United States
Midwest	11.4%	9.9%
Northeast	20.7%	21.9%
South	24.1%	26.1%
West	32.0%	29.7%
Canada	1.8%	1.9%
Europe	10.0%	10.5%
Total	100.0%	100.0%

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

During the three months ended March 31, 2015, the Company entered into foreign currency forward contracts related to its non-USD denominated investments. The Company did not enter into foreign currency forward contracts related to its non-USD denominated investments during the three months ended March 31, 2016.

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

Interest Rate Swaps

In June 2014, in connection with the issuance of Convertible Senior Notes, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. As of December 31, 2014 the Company received fixed rate interest at 4.50% and paid variable rate interest based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 252.9 basis points.

In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. The new swap transactions mature on December 15, 2019.

In November 2015, in connection with a fixed rate investment, the Company entered into two interest rate swap transactions, each with a $46.3 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 1.16%.

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets.

	March 31, 2016
($ in thousands)	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets (1)	Account in the Consolidated Balance Sheets
Interest rate swap	12/15/2019	$115,000	$2,379	$—	$2,379	Receivable for interest rate swaps
Interest rate swap	10/5/2018	92,500	—	(737)	(737)	Receivable for interest rate swaps
Total		$207,500	$2,379	$(737)	$1,642

(1)	The notional amount of certain interest rate swaps may exceed our investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.
(2)

As of March 31, 2016, $0.8 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of Prepaid Expenses and Other Assets in the Company’s consolidated balance sheets.

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

During the three months ended March 31, 2016 and 2015, the Company received $1.3 million and $1.3 million, respectively, and paid $1.0 million and $0.9 million, respectively, related to the quarterly settlements of its $115 million notional amount interest rate swap. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations.

During the three months ended March 31, 2016, the Company received $0.1 million and paid $0.3 million related to the quarterly settlement of its $92.5 million notional amount interest rate swap. This net amount is a reduction to interest income in the Company’s consolidated statements of operations.

For the three months ended March 31, 2016 and 2015, the Company recognized $1.2 million of unrealized appreciation and $0.4 million of unrealized depreciation, respectively, on derivatives in the consolidated statement of operations related to the swap transactions. As of March 31, 2016 and December 31, 2015, the swap transactions had a fair value of $1.6 million and $0.4 million, respectively, which is included in receivable for interest rate swaps on the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of March 31, 2016, $0.8 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet. The Company also had $0.9 million of cash collateral posted as of December 31, 2015, which is also included in restricted cash as a component of other assets on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2016 and December 31, 2015:

	Fair Value Hierarchy at March 31, 2016
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$123,187	$1,267,992	$1,391,179
Second-lien debt investments	—	29,468	91,416	120,884
Mezzanine and unsecured debt investments	—	23,254	6,023	29,277
Equity and other investments	7,842	6,490	7,992	22,324
Total Investments at Fair Value	$7,842	$182,399	$1,373,423	$1,563,664
Receivable on interest rate swaps	—	1,642	—	1,642
Total	$7,842	$184,041	$1,373,423	$1,565,306

	Fair Value Hierarchy at December 31, 2015
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$80,692	$1,229,491	$1,310,183
Second-lien debt investments	—	30,781	90,441	121,222
Mezzanine debt investments	—	20,165	7,801	27,966
Equity and other investments	9,933	8,200	8,205	26,338
Total Investments at Fair Value	$9,933	$139,838	$1,335,938	$1,485,709
Receivable on interest rate swaps	—	402	—	402
Total	$9,933	$140,240	$1,335,938	$1,486,111

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2016 and 2015:

	As of and for the Three Months Ended
	March 31, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,229,491	$90,442	$7,801	$8,205	$1,335,939
Purchases	92,438	(5)	—	—	92,433
Repayments / redemptions	(59,198)	—	(2,165)	—	(61,363)
Paid-in-kind interest	2,300	873	—	—	3,173
Net change in unrealized gains (losses)	425	24	280	(213)	516
Net realized gains (losses)	(95)	—	79	—	(16)
Net amortization of discount on securities	2,631	82	28	—	2,741
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,267,992	$91,416	$6,023	$7,992	$1,373,423

	As of and for the Three Months Ended
	March 31, 2015
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,059,336	$61,250	$4,520	$9,368	$1,134,474
Purchases	121,413	—	—	—	121,413
Repayments / redemptions	(47,344)	—	—	—	(47,344)
Paid-in-kind interest	935	—	—	—	935
Net change in unrealized gains (losses)	(3,236)	111	340	(454)	(3,239)
Net realized losses	(95)	—	—	—	(95)
Net amortization of discount on securities	1,558	45	2	—	1,605
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,132,567	$61,406	$4,862	$8,914	$1,207,749

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2016 and 2015:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2016 on	March 31, 2015 on
	Investments Held at	Investments Held at
	March 31, 2016	March 31, 2015
First-lien debt investments	$1,258	$(2,194)
Second-lien debt investments	24	111
Mezzanine and unsecured debt investments	20	340
Equity and other investments	(213)	(453)
Total	$1,089	$(2,196)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2016 and December 31, 2015. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2016
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,267,992	Income approach (1)	Market yield	3.5% — 15.3% (10.6%)	Decrease
Second-lien debt investments	$91,416	Income approach	Market yield	12.0% — 13.8% (13.2%)	Decrease
Mezzanine and unsecured debt investments	$6,023	Income approach	Market yield	15.7% — 15.7% (15.7%)	Decrease
Equity and other investments	$7,992	Market Multiple or Discounted Cash Flow (2)	Comparable multiple or discount rate	8.5x — 14.2x (11.3x) or 12.0%	Increase or decrease

(1)	Includes $47.0 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(2)	Includes $3.8 million of equity investments which were valued using the cost of the investments.

	December 31, 2015
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,229,491	Income approach (1)	Market yield	3.9% — 15.3% (10.8%)	Decrease
Second-lien debt investments	$90,441	Income approach	Market yield	12.1% — 13.8% (13.2%)	Decrease
Mezzanine and unsecured debt investments	$7,801	Income approach	Market yield	12.6% — 12.6% (12.6%)	Decrease
Equity and other investments	$8,205	Market Multiple or Discounted Cash Flow (2)	Comparable multiple or discount rate	8.4x — 13.5x (11.8x) or 12.0%	Increase or decrease

(1)	Includes $44.1 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(2)	Includes $3.8 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2016, approximates its carrying value as the outstanding balance is callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of March 31, 2016, was $112.2  million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2016 and December 31, 2015, the Company’s asset coverage was 240.7% and 225.7%, respectively.

Debt obligations consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$821,250	$523,225	$298,025	$516,298
Convertible Senior Notes	115,000	115,000	—	109,765
Total Debt	$936,250	$638,225	$298,025	$626,063

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $6.9 million and $2.9 million, respectively.

	December 31, 2015
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$821,250	$540,305	$280,945	$532,996
Convertible Senior Notes	115,000	115,000	—	109,427
Total Debt	$936,250	$655,305	$280,945	$642,423

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $7.3 million and $3.1 million, respectively.

For the three months ended March 31, 2016 and 2015, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest expense	$4,631	$3,163
Commitment fees	260	598
Amortization of debt issuance costs	575	742
Accretion of original issue discount	145	138
Swap settlement	(313)	(421)
Total Interest Expense	$5,298	$4,220
Average debt outstanding (in millions)	$666.0	$421.5
Weighted average interest rate	2.6%	2.6%

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

On December 10, 2015, TPG SL SPV, LLC became a guarantor under the Revolving Credit Facility.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2016, the Company had outstanding debt denominated in Swedish Krona (SEK) of 192.6 million, Euro (EUR) of 41.9 million and Pound Sterling (GBP) of 21.0 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

After giving effect to amendments to the credit and security agreement in January 2014 and March 2015, the facility (as amended, the “SPV Asset Facility”)  had commitments of $175 million and the pricing ranged from cost of funds plus 225 basis points to LIBOR plus 235 basis points and the facility was scheduled to mature on January 21, 2021.

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

Convertible Senior Notes

On June 10, 2014, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019 (the “Convertible Senior Notes”). The Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of Convertible Senior Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the Convertible Senior Notes is three-month LIBOR plus 286 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

Holders may convert their Convertible Senior Notes at their option at any time prior to June 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 20, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

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

For the three months ended March 31, 2016 and 2015, the components of interest expense related to the Convertible Senior Notes were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest expense	$1,294	$1,294
Accretion of original issue discount	145	138
Amortization of debt issuance cost	192	193
Total Interest Expense	$1,631	$1,625

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three months ended March 31, 2016 and 2015, the Company received $1.3 million and $1.3 million, respectively, and paid $1.0 million and $0.9 million, respectively, related to the quarterly settlements of its interest rate swaps. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations. In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps, realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2016, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of March 31, 2016, the components of the carrying value of the Convertible Senior Notes and the stated interest rate were as follows:

December 2019
Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(2,372)
Deferred financing costs	(2,863)
Carrying value of debt	$109,765
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate is three month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of March 31, 2016, the Company was in compliance with the terms of the Convertible Senior Notes Indenture.

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

As of March 31, 2016 and December 31, 2015, the Company was in compliance with the terms of its debt obligations.

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

As of March 31, 2016 and December 31, 2015, the Company had the following commitments to fund investments:

	March 31, 2016	December 31, 2015
AppStar Financial, LLC - Revolver	$2,000	$2,000
AvidXchange, Inc. - Delayed Draw Term Loan	15,385	15,385
Clarabridge, Inc. - Revolver	2,500	2,500
CrunchTime Information Systems, Inc. - Delayed Draw Term Loan	12,000	12,000
CrunchTime Information Systems, Inc. - Revolver	2,000	2,000
Ecommerce Industries, Inc. - Delayed Draw Term Loan	—	4,800
Ecommerce Industries, Inc. - Revolver	2,486	2,486
Heartland Automotive Holdings, LLC - Revolver	4,083	2,833
Helix Health Ltd. - Revolver	2,507	2,390
Highwinds Capital, Inc. - Revolver	400	200
IRGSE Holding Corp. - Revolver	181	552
Leaf US Holdings, Inc. - Revolver	2,000	2,000
My Alarm Center, LLC - Delayed Draw	1,731	2,164
Network Merchants, Inc. - Revolver	780	780
PayLease, LLC - Revolver	5,000	5,000
ScentAir Technologies, Inc. - Multi Draw Term Loan	643	1,500
ScentAir Technologies, Inc. - Revolver	2,143	2,143
Sears - ABL Revolver	12,203	17,913
Total Portfolio Company Commitments	$68,043	$78,646

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2016, management is not aware of any pending or threatened litigation.

9. Net Assets

In March 2016, the Company issued a total of 5,000,000 shares of common stock at $16.42 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $78.3 million.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2016 and 2015. All shares issued to stockholders in the tables below are newly issued shares.

	Three Months Ended
	March 31, 2016
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2015	December 31, 2015	February 1, 2016	147,809
Total Shares Issued			147,809

	Three Months Ended
	March 31, 2015
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2014	December 31, 2014	February 2, 2015	162,490
Total Shares Issued			162,490

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

On February 24, 2016, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2016. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2016 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the three months ended March 31, 2016, the Company repurchased 86,081 shares under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. No shares were repurchased under the Company 10b5-1 Plan during three months ended March 31, 2015.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Increase in net assets resulting from operations	$17,771	$24,468
Weighted average shares of common stock outstanding—basic and diluted	55,802,270	53,902,074
Earnings per common share—basic and diluted	$0.32	$0.45

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2016 was less than the conversion price for the Convertible Senior Notes outstanding as of March 31, 2016. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2016	March 31, 2016	April 29, 2016	$0.39
Total Dividends Declared			$0.39

	Three Months Ended
	March 31, 2015
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2015	March 31, 2015	April 30, 2015	$0.39
Total Dividends Declared			$0.39

The dividends declared during the three months ended March 31, 2016 and 2015 were derived from net investment income, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Ordinary Income (1)	$23,098	$21,044
Capital Gains	—	—
Total	$23,098	$21,044

(1)

For the three months ended March 31, 2016 and 2015, 81.8% and 75.9% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

The following reconciles increase in net assets resulting from operations for the three months ended March 31, 2016 and 2015 to taxable income at March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Increase in net assets resulting from operations	$17,771	$24,468
Adjustments:
Net unrealized (gain) loss on investments	5,625	(1,560)
Other income (loss) for tax purposes, not book	(245)	49
Deferred organization costs	(25)	(25)
Other expenses not currently deductible	445	329
Other book-tax differences	705	929
Taxable Income	$24,276	$24,190

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

During the three months ended March 31, 2016, permanent differences were principally related to $1.6 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $0.4 million attributable to accrued U.S. federal excise taxes, and $0.2 million attributable to foreign currency reclassifications. During the three months ended March 31, 2015, permanent differences were principally related to $1.7 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $1.9 million attributable to derivative reclassifications, and $0.3 million attributable to accrued U.S. federal excise taxes.

The Company does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, and the Company does not have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s inception-to-date federal tax year remains subject to examination by the Internal Revenue Service.

The tax cost of the Company’s investments as of March 31, 2016 and December 31, 2015, approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2016 and 2015.

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Per Share Data (7)
Net asset value, beginning of period	$15.15	$15.53

Net investment income (1)	0.42	0.39
Net realized and unrealized gain (loss) (1)	(0.10)	0.06
Total from operations	0.32	0.45
Issuance of common stock, net of offering costs (2)	0.04	—
Dividends declared from net investment income (2)	(0.39)	(0.39)
Total increase (decrease) in net assets	(0.03)	0.06
Net Asset Value, End of Period	$15.11	$15.60
Per share market value at end of period	$16.13	$17.21
Total return based on market value (3)	1.85%	4.64%
Total return based on net asset value (4)	2.32%	2.95%
Shares Outstanding, End of Period	59,225,688	53,959,848
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	9.12%	8.08%
Ratio of net investment income to average net assets	10.82%	9.92%
Portfolio turnover	16.13%	19.86%
Net assets, end of period	$894,671	$841,530

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.

(3)

Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share. On an annualized basis, the total return based on market value for the three months ended March 31, 2016 and 2015 is 7.40% and 11.77%, respectively.

(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. On an annualized basis, the total return based on net asset value for the three months ended March 31, 2016 and 2015 is 9.28% and 18.55%, respectively.

(5)	The ratios reflect an annualized amount.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to our ownership of shares of common stock of TICC Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 9.17% for the three months ended March 31, 2016. No Management Fees or Incentive Fees were waived for the three months ended March 31, 2015, which was prior to our ownership of TICC Shares.

(7)	Table may not sum due to rounding.

14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2016.

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

On August 4, 2015, our Board authorized us to enter into a new stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. On February 24, 2016, our Board authorized the extension of the termination date of the Company 10b5-1 plan to August 31, 2016. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2016 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2016, we have originated more than $4.4 billion aggregate principal amount of investments and retained approximately $3.1 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2016, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 86% of our total investments based on fair value, had weighted average annual revenue of $137.5 million and weighted average annual EBITDA of $35.7 million.

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

As of March 31, 2016, the average investment size in each of our portfolio companies was approximately $32.6 million based on fair value.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2016, the largest single investment based on fair value represented 4.7% of our total investment portfolio.

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

As of March 31, 2016, no industry represented more than 20.1% of our total investment portfolio.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2016, approximately 96.7% of our portfolio was invested in secured debt, including 89.0% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2016, the weighted average term on new investment commitments in new portfolio companies was 5.0 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of March 31, 2016, we had call protection on 84.6% of our debt investments based on fair value, with weighted average call prices of 106.3% for the first year, 103.3% for the second year and 101.6% for the third year, in each case from the date of the initial investment. As of March 31, 2016, 96.2% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 94.2% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, with over $16 billion of assets under management as of March 31, 2016, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, Austin Credit Macro, which is focused on macro credit opportunities, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 130 investment and operating professionals. Twenty three (23) of these personnel are dedicated to our business, including 16 investment professionals.

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

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and  to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested.

We believe our ability to co-invest with TSSP and TPG affiliates is particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We expect that with the ability to co-invest with TSSP and TPG affiliates we will continue to be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2016, 96.2% of these investments based on fair value bear interest at a floating rate (when including investment specific hedges), with 94.2% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2016, 4.8% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities and Convertible Senior Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with the Convertible Senior Notes, all bear interest at floating rates. Macro trends in base interest rates like LIBOR may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. We record prepayment premiums on loans as interest income. We also may generate revenue in the form of commitment, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees. The frequency or volume of these repayments may fluctuate significantly.

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

Portfolio and Investment Activity

As of March 31, 2016, our portfolio based on fair value consisted of 89.0% first-lien debt investments, 7.7% second-lien debt investments, 1.9% mezzanine and unsecured debt investments and 1.4% equity and other investments. As of December 31, 2015, our portfolio based on fair value consisted of 88.2% first-lien debt investments, 8.1% second-lien debt investments, 1.9% mezzanine and unsecured debt investments, and 1.8% equity and other investments.

As of March 31, 2016 and December 31, 2015, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.5% and 10.3%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.3% and 10.1%, respectively.

As of March 31, 2016 and December 31, 2015, we had investments in 48 and 46 portfolio companies, respectively, with an aggregate fair value of $1,563.7 million and $1,485.7 million, respectively.

For the three months ended March 31, 2016, we made new investment commitments of $129.6 million, $78.5 million in four new portfolio companies and $51.1 million in four existing portfolio companies. For this period, we had $45.8 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $83.8 million aggregate principal amount.

For the three months ended March 31, 2015, we made new investment commitments of $137.8 million, $101.0 million in three new portfolio companies and $36.8 million in three existing portfolio companies. For this period, we had $60.8 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $71.0 million aggregate principal amount.

Our investment activity for the three months ended March 31, 2016 and 2015 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2016	March 31, 2015
New investment commitments:
Gross originations	$164.6	$267.8
Less: Syndications/sell downs	35.0	130.0
Total new investment commitments	$129.6	$137.8
Principal amount of investments funded:
First-lien	$127.5	$122.0
Second-lien	—	9.8
Mezzanine and unsecured	2.1	—
Equity and other	—	—
Total	$129.6	$131.8
Principal amount of investments sold or repaid:
First-lien	$43.6	$43.8
Second-lien	—	17.0
Mezzanine and unsecured	2.2	—
Total	$45.8	$60.8
Number of new investment commitments in new portfolio companies	4	3
Average new investment commitment amount in new portfolio companies	$19.6	$33.7
Weighted average term for new investment commitments in new portfolio companies (in years)	5.0	5.5
Percentage of new debt investment commitments at floating rates	98.3%	92.9%
Percentage of new debt investment commitments at fixed rates	1.7%	7.1%
Weighted average interest rate of new investment commitments	9.0%	10.2%
Weighted average spread over LIBOR of new floating rate investment commitments	8.0%	9.3%
Weighted average interest rate on investments sold or paid down	8.8%	8.6%

As of March 31, 2016 and December 31, 2015, our investments consisted of the following:

	March 31, 2016		December 31, 2015
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,391.2	$1,414.5	$1,310.2	$1,333.1
Second-lien debt investments	120.9	126.9	121.2	126.0
Mezzanine and unsecured debt investments	29.3	29.6	28.0	29.8
Equity and other investments	22.3	40.8	26.3	40.8
Total	$1,563.7	$1,611.8	$1,485.7	$1,529.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,556.7	99.6%	$1,485.7	100.0%
Non-accrual (1)	7.0	0.4%	—	—
Total	$1,563.7	100.0%	$1,485.7	100.0%

	March 31, 2016		December 31, 2015
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,600.9	99.3%	$1,529.7	100.0%
Non-accrual (1)	10.9	0.7%	—	—
Total	$1,611.8	100.0%	$1,529.7	100.0%

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

The weighted average yields and interest rates of our debt investments at fair value as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Weighted average total yield of debt and income producing securities	10.5%	10.3%
Weighted average interest rate of debt and income producing securities	9.9%	9.8%
Weighted average spread over LIBOR of all floating rate investments	8.9%	8.8%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2016 and December 31, 2015. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2016		December 31, 2015
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,076.4	68.8%	$1,078.3	72.6%
2	407.3	26.1	266.1	17.9
3	44.5	2.9	114.5	7.7
4	28.5	1.8	26.8	1.8
5	7.0	0.4	—	—
Total	$1,563.7	100.0%	$1,485.7	100.0%

Results of Operations

Operating results for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
($ in millions)	2016	2015
Total investment income	$42.7	$37.7
Less: Net expenses	19.1	16.6
Net investment income before income taxes	23.6	21.1
Less: Income taxes, including excise taxes	0.4	0.3
Net investment income	23.2	20.8
Net realized gains (1)	0.2	2.1
Net change in unrealized gains (losses) (1)	(5.6)	1.6
Net increase in net assets resulting from operations	$17.8	$24.5

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended March 31,
($ in millions)	2016	2015
Interest from investments	$41.5	$34.3
Dividend income	0.5	—
Other income	0.7	3.4
Total investment income	$42.7	$37.7

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $34.3 million for the three months ended March 31, 2015 to $41.5 million for the three months ended March 31, 2016. The average size of our investment portfolio increased from $1.3 billion during the three months ended March 31, 2015 to $1.5 billion during the three months ended March 31, 2016. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $0.3 million for the three months ended March 31, 2015 to $0.7 million for the three months ended March 31, 2016. Prepayment fees decreased from $1.7 million for the three months ended March 31, 2015 to $1.6 million for the three months ended March 31, 2016. The accelerated amortization and prepayment fees primarily resulted from full paydowns on two portfolio investments during the three months ended March 31, 2015 and a full paydown on one portfolio investment and earning a prepayment fee on one existing portfolio investment during the three months ended March 31, 2016. Dividend income for the three months ended March 31, 2016 was $0.5 million. We did not have dividend income for the three months ended March 31, 2015. Other income decreased from $3.4 million for the three months ended March 31, 2015 to $0.7 million for the three months ended March 31, 2016, primarily due to higher syndication, amendment and agency fees earned during the first quarter of 2015.

Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
($ in millions)	2016	2015
Interest	$5.3	$4.2
Management fees (net of waivers)	5.7	5.0
Incentive fees related to pre-incentive fee net investment income (net of waivers)	4.8	4.5
Incentive fees related to realized/unrealized capital gains	—	0.5
Professional fees	1.9	1.2
Directors fees	0.1	0.1
Other general and administrative	1.3	1.1
Net Expenses	$19.1	$16.6

Interest

Interest expense, including other debt financing expenses, increased from $4.2 million for the three months ended March 31, 2015 to $5.3 million for the three months ended March 31, 2016. This increase was primarily due to an increase in the weighted average debt outstanding from $422 million for the three months ended March 31, 2015 to $666 million for the three months ended March 31, 2016.  The average interest rate on our debt outstanding was 2.6% for the three months ended March 31, 2015 and March 31, 2016.

Management Fees

Management Fees (net of waivers) increased from $5.0 million for the three months ended March 31, 2015 to $5.7 million for the three months ended March 31, 2016. Management Fees increased from $5.0 million for the three months ended March 31, 2015 to $5.7 million for the three months ended March 31, 2016 due to the increase in total assets, which increased from an average of $1.3 billion for the three months ended March 31, 2015 to an average of $1.5 billion for the three months ended March 31, 2016. Management Fees waived were $14,623 for the three months ended March 31, 2016, consisting solely of Management Fees attributable to our ownership of shares of common stock in TICC Capital Corp., or the TICC Shares; no management fees were waived for the three months ended March 31, 2015, which was prior to our ownership of TICC Shares.

The Adviser has voluntarily waived the Management Fee on our ownership of the TICC Shares for any period in which TICC Capital Corp. remains our portfolio company. Any waived Management Fees are not subject to recoupment by the Adviser. Following our IPO, with the exception of its waiver of Management Fees attributable to our ownership of the TICC Shares, the Adviser has not waived its right to receive the full Management Fee payable pursuant to the Investment Advisory Agreement. There can be no assurance that the Adviser will continue to waive Management Fees related to the TICC Shares, as the Adviser can discontinue the voluntary waiver at any time. Accordingly, we may be required to continue to pay the full amount of the Management Fee, including with respect to the TICC Shares, in future periods.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $4.5 million for the three months ended March 31, 2015 to $4.8 million for the three months ended March 31, 2016. This increase resulted from the increase in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. For the three months ended March 31, 2016, Incentive Fees related to pre-Incentive Fee net investment income of $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the three months ended March 31, 2015, which was prior to our ownership of TICC Shares. Incentive Fees related to capital gains and losses were $0.5 million for the three months ended March 31, 2015. There were no Incentive Fees related to capital gains and losses for the three months ended March 31, 2016 due to unrealized losses on our investments.

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TICC Shares for any period in which TICC Capital Corp. remains our portfolio company. The Adviser has not waived any part of the Incentive Fee related to capital gains and losses attributable to our ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares will be applied against our cumulative realized capital gains on which the Incentive Fee related to capital gains and losses is calculated.

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

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.2 million for the three months ended March 31, 2015 to $1.9 million for the three months ended March 31, 2016 and other general and administrative fees increased from $1.1 million for the three months ended March 31, 2015 to $1.3 million for the three months ended March 31, 2016, both due to an increase in costs associated with servicing a growing investment portfolio.

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

For the three months ended March 31, 2016 and 2015, we recorded a net expense of $0.4 million and $0.3 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in millions)	2016	2015
Net realized gains on investments	$ —	$0.3
Net realized gains on interest rate swaps	—	1.8
Net realized gains (losses) on foreign currency transactions	(0.1)	0.0
Net realized gains on foreign currency forward contracts	—	0.0
Net realized losses on foreign currency investments	(0.0)	(0.1)
Net realized gains on foreign currency borrowings	0.3	0.1
Net realized gains	$0.2	$2.1

Change in unrealized gains on investments	$9.5	$7.2
Change in unrealized losses on investments	(13.7)	(12.5)
Net Change in Unrealized Losses on Investments	$(4.2)	$(5.3)
Unrealized appreciation (depreciation) on foreign currency borrowings	$(2.7)	$7.2
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	0.1	(0.0)
Unrealized appreciation (depreciation) on interest rate swaps	1.2	(0.3)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(1.4)	$6.9

Net Change in Unrealized Gains (Losses)	$(5.6)	$1.6

For the three months ended March 31, 2016, we did not have realized gains or losses on investments. For the three months ended March 31, 2015, we had net realized gains on investments of $0.3 million. For the three months ended March 31, 2016, we did not have realized gains or losses on interest rate swaps. For the three months ended March 31, 2015, we had net realized gains on interest rate swaps of $1.8 million. For the three months ended March 31, 2016 and 2015, we had net realized losses of $0.1 million and net realized gains of less than $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. We did not have realized gains or losses on foreign currency forward contracts for the three months ended March 31, 2016. For the three months ended March 31, 2015, we had net realized gains on foreign currency forward contracts of less than $0.1 million, primarily as a result of settling our foreign currency forward contracts. For the three months ended March 31, 2016 and 2015, we had net realized losses of less than $0.1 million and $0.1 million, respectively, on foreign currency investments. For the three months ended March 31, 2016 and 2015, we had net realized gains of $0.3 million and $0.1 million, respectively, on foreign currency borrowings.

For the three months ended March 31, 2016 we had $9.5 million in unrealized appreciation on 30 portfolio company investments, which was offset by $13.7 million in unrealized depreciation on 18 portfolio company investments. Unrealized appreciation resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

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

For the three months ended March 31, 2016 and 2015, we had unrealized depreciation on foreign currency borrowings of $2.7 million and unrealized appreciation on foreign currency borrowings of $7.2 million, respectively, as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the three months ended March 31, 2016, we had unrealized appreciation on foreign currency cash and forward contracts of $0.1 million. For the three months ended March 31, 2015, we had unrealized depreciation on foreign currency cash and forward contracts of less than $0.1 million. For the three months ended March 31, 2016 and 2015, we had unrealized appreciation on interest rate swaps of $1.2 million and unrealized depreciation on interest rate swaps of $0.3 million, respectively, due to fluctuations in interest rates.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2016, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 16.2% (based on cash invested of $1.3 billion and total proceeds from these exited investments of $1.6 billion). Ninety percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under our Revolving Credit Facility to fund these investments.  For the three months ended March 31, 2016, we had $2.7 million of unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2016.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2016. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

During the three months ended March 31, 2015, we entered into foreign currency forward contracts related to our non-USD denominated investments. We did not enter into foreign currency forward contracts related to our non-USD denominated investments during the three months ended March 31, 2016. As of March 31, 2016 and 2015, we did not have any open foreign currency forward contracts. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

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

The capital commitments of our private phase investors terminated upon the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of March 31, 2016 and December 31, 2015, our asset coverage ratio was 240.7% and 225.7%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2016, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2016, we had approximately $298.0 million of availability on our Revolving Credit Facility.

As of March 31, 2016, we had $4.0 million in cash and cash equivalents, an increase of $1.6 million from December 31, 2015. During the three months ended March 31, 2016, we used $37.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $137.4 million, which was partially offset by repayments on investments of $61.5 million, other operating activity of $21.1 million, and an increase in net assets resulting from operations of $17.8 million. Lastly, cash provided by financing activities was $38.6 million during the period, primarily due to borrowings of $95.5 million and proceeds from issuance of common stock, net of offering and underwriting costs, of $78.3 million, which was partially offset by repayments on debt of $115.0 million, purchases of treasury stock of $1.4 million, and dividends paid of $18.8 million.

As of March 31, 2016, we had $0.8 million of restricted cash pledged as collateral under our interest rate swap agreements, a decrease of $0.1 million from December 31, 2015.

Equity

On March 3, 2016, we issued 5,000,000 shares of common stock at $16.42 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $78.3 million.

During the three months ended March 31, 2016 and 2015, we issued 147,809 and 162,490 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $2.3 million and $2.7 million, respectively. On May 2, 2016, we issued 186,204 shares of our common stock through our dividend reinvestment plan for proceeds of $2.9 million, which is not reflected in the number of shares issued for the three months ended March 31, 2016 in this section or the consolidated financial statements for the three months ended March 31, 2016.

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

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized us to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan. On February 24, 2016, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2016. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2016 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the three months ended March 31, 2016, 86,081 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. No shares were repurchased under the Company 10b5-1 Plan during the three months ended March 31, 2015.

Debt

Debt obligations consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$821.3	$523.2	$298.0	$516.3
Convertible Senior Notes	115.0	115.0	—	109.8
Total Debt	$936.3	$638.2	$298.0	$626.1

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $6.9 million and $2.9 million, respectively.

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$821.3	$540.3	$280.9	$533.0
Convertible Senior Notes	115.0	115.0	—	109.4
Total Debt	$936.3	$655.3	$280.9	$642.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $7.3 million and $3.1 million, respectively.

As of March 31, 2016 and December 31, 2015, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

On December 10, 2015, TPG SL SPV, LLC became a guarantor under the Revolving Credit Facility.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2016, we had outstanding debt denominated in Swedish Krona (SEK) of 192.6 million, Euro (EUR) of 41.9 million and Pound Sterling (GBP) of 21.0 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

SPV Asset Facility

On May 8, 2012, the Closing Date, our wholly owned subsidiary, TPG SL SPV, LLC, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, we contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between us and TPG SL SPV. We consolidate TPG SL SPV in our consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility were permitted to be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by TPG SL SPV through our ownership of TPG SL SPV. The facility size was subject to availability under the borrowing base, which was based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

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

After giving effect to amendments to the credit and security agreement in January 2014 and March 2015, the facility had commitments of $175 million and the pricing ranged from cost of funds plus 225 basis points to LIBOR plus 235 basis points and the facility was scheduled to mature on January 21, 2021.

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

Convertible Senior Notes

On June 10, 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, or the Convertible Senior Notes. The Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Senior Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the

Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. The sale of the Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of Convertible Senior Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the Convertible Senior Notes is three-month LIBOR plus 286 basis points.

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

As of March 31, 2016, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of March 31, 2016, we were in compliance with the terms of the Convertible Senior Notes Indenture.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2016 and December 31, 2015, we had the following commitments to fund investments:

($ in millions)	March 31, 2016	December 31, 2015
AppStar Financial, LLC - Revolver	$2.0	$2.0
AvidXchange, Inc. - Delayed Draw Term Loan	15.4	15.4
Clarabridge, Inc. - Revolver	2.5	2.5
CrunchTime Information Systems, Inc. - Delayed Draw Term Loan	12.0	12.0
CrunchTime Information Systems, Inc. - Revolver	2.0	2.0
Ecommerce Industries, Inc. - Delayed Draw Term Loan	—	4.8
Ecommerce Industries, Inc. - Revolver	2.5	2.5
Heartland Automotive Holdings, LLC - Revolver	4.1	2.8
Helix Health Ltd. - Revolver	2.5	2.4
Highwinds Capital, Inc. - Revolver	0.4	0.2
IRGSE Holding Corp. - Revolver	0.2	0.6
Leaf US Holdings, Inc. - Revolver	2.0	2.0
My Alarm Center, LLC - Delayed Draw	1.7	2.2
Network Merchants, Inc. - Revolver	0.8	0.8
PayLease, LLC - Revolver	5.0	5.0
ScentAir Technologies, Inc. - Multi Draw Term Loan	0.6	1.5
ScentAir Technologies, Inc. - Revolver	2.1	2.1
Sears - ABL Revolver	12.2	17.9
Total Portfolio Company Commitments	$68.0	$78.6

Other Commitments and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2016 and December 31, 2015, we had outstanding commitments to fund investments totaling $68.0 million and $78.6 million, respectively.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2016 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$523.2	$—	$—	$523.2	$—
Convertible Senior Notes	115.0	—	—	115.0	—
Total Contractual Obligations	$638.2	$—	$—	$638.2	$—

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2016, and elsewhere in our filings with the SEC.

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

As of March 31, 2016, 96.2% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 94.2% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates. In connection with our Convertible Senior Notes, which bear interest at a fixed rate, we have entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of March 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$38.9	$18.9	$20.0
Up 200 basis points	$24.0	$12.6	$11.4
Up 100 basis points	$9.2	$6.3	$2.9
Down 25 basis points	$(0.5)	$(1.4)	$0.9

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance. To the extent we and an affiliate both hold investments in the same portfolio company that are of a different character, we may also face restrictions on our ability to become actively involved in the event that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the 1940 Act. In such cases, we may be unable to exercise rights we may otherwise have to protect our interests as security holders in such portfolio company.

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

In addition, recent and anticipated regulatory changes require that certain types of swaps, including interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Cleared swaps, such as the interest rate swaps we entered into in connection with our Convertible Senior Notes offering, require us to post collateral. Any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations. U.S. regulators have adopted rules imposing margin requirements for derivatives executed with registered swap dealers that are not cleared. These new requirements could significantly increase the cost of using non-cleared swaps to hedge our interest rate and foreign exchange risk.

Finally, the SEC has issued a proposed rule, Rule 18f-4, that if adopted would potentially constrain our ability to use swaps and other derivatives. Among other requirements, the proposed rule could potentially force us to reduce our use of leverage if our aggregate exposure to swap or derivative positions, together with outstanding leverage and any financial commitments to our portfolio companies, exceeds 150 percent of our net asset value, absent an assessment that our use of derivatives reduces our actual portfolio risk. In addition, we may be required under the proposed rule to carry sufficient cash and cash equivalents to meet our actual, and in some cases, expected future, obligations under any swaps or derivatives we currently have in place, which could cause the returns on our overall portfolio to be lower as a result. We cannot assure you when or if the proposed rule will be adopted by the SEC, and if adopted, whether the final rule will similarly constrain our ability to utilize swaps and derivatives in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding shares of our common stock repurchased by the Company for each month in the three month period ended March 31, 2016:

($ in thousands, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 2016	22,218	$15.54	22,218	$49,626
February 2016	63,863	15.41	63,863	50,000
March 2016	—	—	—	—
Total	86,081	$15.44	86,081	$50,000

(1)

On August 4, 2015, the Board of Directors authorized the Company to enter into a purchase agreement, the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. On February 24, 2016, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2016. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2016 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

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

TPG SPECIALTY LENDING, INC.

Date: May 4, 2016	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: May 4, 2016	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: May 4, 2016	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer