Form 10-Q
period 2016-06-30
TPG Specialty Lending, Inc.
filed 2016-08-03
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at August 3, 2016 was 59,580,513.

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

In addition to factors previously identified elsewhere in the reports and other documents TPG Specialty Lending, Inc. has filed with the Securities and Exchange Commission, or SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	an economic downturn could impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in those portfolio companies;

•	such an economic downturn could disproportionately impact the companies in which we have invested and others that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	such an economic downturn could also impact availability and pricing of our financing;

•	an inability to access the capital markets could impair our ability to raise capital and our investment activities; and

•	the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2016, in our Quarterly Report for the quarter ended March 31, 2016 as filed with the SEC on May 4, 2016, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,548,473 and $1,443,017, respectively)	$1,542,664	$1,422,211
Controlled, affiliated investments (amortized cost of $91,686 and $86,659, respectively)	68,375	63,498

Total investments at fair value (amortized cost of $1,640,159 and $1,529,676, respectively)	1,611,039	1,485,709
Cash and cash equivalents	3,941	2,431
Interest receivable	8,304	10,146
Receivable for interest rate swaps	1,967	402
Prepaid expenses and other assets	3,561	7,880

Total Assets	$1,628,812	$1,506,568

Liabilities
Debt (net of deferred financing costs of $9,215 and $10,365, respectively)	$663,925	$642,423
Management fees payable to affiliate	5,999	5,530
Incentive fees payable to affiliate	5,309	4,915
Dividends payable	23,171	21,124
Payable for investments purchased	—	4,435
Payables to affiliate	1,282	1,492
Other liabilities	5,107	5,908

Total Liabilities	704,793	685,827

Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 59,500,972 and 54,166,959 shares issued, respectively; and 59,411,892 and 54,163,960 shares outstanding, respectively	595	542
Additional paid-in capital	895,554	812,586
Treasury stock at cost; 89,080 and 2,999 shares held, respectively	(1,359)	(30)
Undistributed net investment income	29,044	27,521
Net unrealized losses	(10,165)	(28,380)
Undistributed net realized gains	10,350	8,502

Total Net Assets	924,019	820,741

Total Liabilities and Net Assets	$1,628,812	$1,506,568

Net Asset Value Per Share	$15.55	$15.15

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$41,674	$43,175	$80,843	$76,054
Dividend income	474	—	948	—
Other income	1,417	629	2,141	4,006

Total investment income from non-controlled, non-affiliated investments	43,565	43,804	83,932	80,060
Investment income from controlled, affiliated investments:
Interest from investments	2,418	1,493	4,751	2,909
Other income	51	55	101	112

Total investment income from controlled, affiliated investments	2,469	1,548	4,852	3,021

Total Investment Income	46,034	45,352	88,784	83,081

Expenses
Interest	5,630	4,727	10,927	8,947
Management fees	5,993	5,296	11,742	10,247
Incentive fees	5,392	7,130	10,294	12,137
Professional fees	1,971	1,281	3,893	2,490
Directors’ fees	96	90	193	187
Other general and administrative	1,058	1,273	2,312	2,427

Total expenses	20,140	19,797	39,361	36,435

Management and incentive fees waived (Note 3)	(99)	—	(196)	—

Net Expenses	20,041	19,797	39,165	36,435

Net Investment Income Before Income Taxes	25,993	25,555	49,619	46,646
Income taxes, including excise taxes	490	535	925	840

Net Investment Income	25,503	25,020	48,694	45,806
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	14,801	14,400	14,997	8,493
Controlled, affiliated investments	4,208	(76)	(151)	529
Translation of assets and liabilities in foreign currencies	4,506	(3,906)	1,803	3,309
Interest rate swaps	325	(855)	1,566	(1,208)

Total net change in unrealized gains	23,840	9,563	18,215	11,123

Realized gains (losses):
Non-controlled, non-affiliated investments	404	(332)	404	(67)
Interest rate swaps	—	—	—	1,852
Foreign currency transactions	(109)	(146)	96	(141)

Total realized gains (losses)	295	(478)	500	1,644

Total Unrealized and Realized Gains	24,135	9,085	18,715	12,767

Increase in Net Assets Resulting from Operations	$49,638	$34,105	$67,409	$58,573

Earnings per common share—basic and diluted	$0.84	$0.63	$1.17	$1.09

Weighted average shares of common stock outstanding—basic and diluted	59,348,460	53,987,627	57,575,365	53,945,087

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2016

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)(8)	Fair Value	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($30,752 par, due 6/2017)	9.75%	8/28/2012	$30,555	$30,368	3.3%
	First-lien revolving loan ($1,778 par, due 6/2017)	10.75%	8/28/2012	1,746	1,708	0.2%

				32,301	32,076	3.5%

Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($62,415 par, due 3/2020)	8.75%	3/3/2014	61,452	61,791	6.7%
Business services
Actian Corporation (3)(5)	First-lien loan ($56,982 par, due 4/2018)	7.50%	4/11/2013	56,116	59,546	6.4%
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	8.50%	11/12/2015	44,003	44,324	4.8%
Clarabridge, Inc. (3)	First-lien loan ($22,331 par, due 4/2019)	8.65%	5/20/2015	21,966	21,400	2.3%
Idera, Inc. (3)	First-lien loan ($62,188 par, due 4/2021)	6.50%	10/9/2015	56,623	58,456	6.3%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($27,828 par, due 6/2019)	7.50%	6/30/2014	27,418	27,529	3.0%
Network Merchants, Inc. (3)	First-lien loan ($25,782 par, due 9/2018)	7.75%	9/12/2013	25,532	25,849	2.8%
ScentAir Technologies, Inc. (3)	First-lien loan ($20,036 par, due 12/2019)	7.50%	12/30/2014	19,722	20,036	2.2%

				251,380	257,140	27.8%

Chemicals
Vertellus Specialties, Inc. (3)(10)	First-lien loan ($11,980 par, due 10/2019)	10.50%	10/31/2014	10,879	7,987	0.9%
	DIP loan ($4,443 par, due 11/2016)	10.00%	6/2/2016	4,340	4,443	0.5%

				15,219	12,430	1.4%

Education
Campus Management, Inc. (3)(5)	First-lien loan ($25,152 par, due 9/2018)	8.75%	9/30/2013	24,831	25,152	2.7%
Frontline Technologies Group LLC (3)(5)	First-lien loan ($54,863 par, due 4/2021)	7.75%	4/1/2016	53,466	53,628	5.8%

				78,297	78,780	8.5%

Electronics
MyAlarm Center, LLC (3)	First-lien loan ($63,085 par, due 1/2019)	9.00%	1/9/2014	62,572	63,247	6.8%
APX Group Inc.	Senior notes 8.75% ($26,961 par, due 12/2020)	8.75%	12/11/2014	23,699	24,737	2.7%

				86,271	87,984	9.5%

Financial services
AppStar Financial, LLC (3)	First-lien loan ($22,800 par, due 8/2020)	9.00%	8/18/2015	22,322	22,366	2.4%
AvidXchange, Inc. (3)	Second-lien loan ($33,677 par, due 8/2020)	10.50% PIK	8/7/2015	33,220	33,102	3.6%

PayLease, LLC (3)	First-lien loan ($34,068 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	33,475		33,677	3.6%
Smarsh, Inc. (3)(5)	First-lien loan ($30,000 par, due 1/2021)	8.50%	1/7/2016	29,281		29,700	3.2%
Tibco Software (3)	First-lien loan ($249 par, due 12/2020)	6.50%	1/26/2016	216		227	0.0%

				118,514		119,072	12.8%

Healthcare
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 41,659 par, due 9/2019)	11.50%	9/30/2014	48,941	(EUR	48,133 43,326)	5.2%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	234	(EUR	511 460)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($44,888 par, due 12/2021)	6.25%	12/17/2015	44,126		44,438	4.8%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($46,231 par, due 9/2020)	9.15% (incl. 2.50% PIK)	9/30/2015	44,960		45,306	4.9%
Mediware Information Systems, Inc. (3)(5)	First-lien loan ($66,659 par, due 5/2018)	7.00%	11/9/2012	65,982		67,159	7.3%
Quantros, Inc. (3)(5)	First-lien loan ($29,925 par, due 2/2021)	8.75%	2/29/2016	28,961		29,327	3.2%
SRS Software, LLC (3)	First-lien loan ($30,938 par, due 12/2017)	8.75%	12/28/2012	30,664		31,092	3.4%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,966		2,010	0.2%

				265,834		267,976	29.1%

Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($25,775 par, due 4/2020)	9.15% (incl. 2.50% PIK)	4/16/2015	25,254		25,109	2.7%
IRGSE Holding Corp. (3)(7)	First-lien loan ($20,777 par, due 9/2019)	10.15% (incl. 5.00% PIK)	9/29/2015	20,777		20,569	2.2%
	First-lien revolver loan ($9,994 par, due 9/2019)	10.15% (incl. 5.00% PIK)	9/29/2015	9,994		9,894	1.1%
Soho House (4)	Second-lien bond (GBP 20,375 par, due 10/2018)	9.13%	9/20/2013	32,925	(GBP	27,237 20,375)	2.9%

				88,950		82,809	8.9%

Human resource support services
Saba Software, Inc. (3)(5)	First-lien loan ($54,450 par, due 3/2021)	9.75%	3/30/2015	53,909		54,042	5.8%
Skillsoft (3)	First-lien loan ($14,711 par, due 4/2021)	5.75%	11/5/2015	11,639		11,585	1.3%

				65,548		65,627	7.1%

Insurance
Insurity, Inc. (3)(5)	First-lien loan ($65,309 par, due 10/2020)	7.75%	10/31/2014	64,694		66,779	7.2%
Internet services
Highwinds Capital, Inc. (3)	First-lien loan ($48,957 par, due 7/2018)	9.00%	3/7/2014	48,550		48,712	5.3%
	First-lien revolving loan ($3,000 par, due 7/2018)	9.00%	3/7/2014	2,980		2,985	0.3%

				51,530		51,697	5.6%

Manufacturing
Jeeves Information Systems AB (3)(4)(5)	First-lien loan (SEK 201,180 par, due 3/2019)	8.00%	6/5/2013	30,094	(SEK	23,982 203,192)	2.6%

Power Solutions International, Inc. (3)	First-lien loan ($45,000 par, due 6/2021)	10.75%	6/28/2016	44,044		43,988	4.8%

				74,138		67,970	7.4%

Office products
Ecommerce Industries, Inc. (3)	First-lien loan ($36,717 par, due 3/2019)	7.25%	3/11/2014	36,519		36,619	4.0%
Oil, gas and consumable fuels
Key Energy Services (3)	First-lien loan ($12,905 par, due 6/2020)	10.25%	5/27/2015	12,499		12,388	1.3%
Mississippi Resources, LLC (3)(7)	First-lien loan ($48,572 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	48,045		37,765	4.1%

				60,544		50,153	5.4%

Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	7.75%	10/5/2015	74,087		74,575	8.1%
Retail and consumer products
Aeropostale, Inc. (6)	DIP loan ($32,813 par, due 5/2017)	5.63%	5/9/2016	30,847		32,113	3.5%
American Achievement Corporation (3)(5)	First-lien loan ($24,621 par, due 9/2020)	8.25%	9/30/2015	24,317		24,437	2.6%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($18,286 par, due 3/2021)	8.50%	3/25/2016	17,874		18,011	1.9%
Quiksilver - Boardriders SA	Bond (EUR 5,699 par, due 12/2020)	9.50%	5/26/2015	6,014	(EUR	5,445 4,901)	0.6%
Sears (3)(4)(6)	First-lien loan ($3,660 par, due 6/2018)	5.50%	1/28/2016	3,419		3,477	0.4%
	First-lien ABL loan ($22,727 par, due 7/2020)	8.50%	3/18/2016	22,075		22,614	2.4%
Sports Authority (3)(5)	ABL FILO term loan ($6,429 par, due 7/2016)	10.00%	11/3/2015	6,412		6,429	0.7%
Toys ‘R’ Us-Delaware, Inc. (3)	ABL FILO term loan ($51,000 par, due 10/2019)	8.25%	10/9/2014	50,392		49,215	5.3%

				161,350		161,741	17.4%

Transportation
Carrix, Inc. (3)	First-lien loan ($13,364 par, due 1/2019)	4.50%	3/17/2015	12,682		12,529	1.4%

Total Debt Investments				1,599,310		1,587,748	171.8%

Equity and Other Investments
Business services
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780		1,119	0.1%
Financial services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846		3,846	0.4%
TICC Capital Corp. (4)	Common Shares (1,633,719 shares)		8/5/2015	10,943		8,610	0.9%

				14,789		12,456	1.3%

Healthcare
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467		763	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137		224	0.0%

Helix Health, Ltd. (4)	Warrants		9/30/2014	877	(EUR	987 888)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980		985	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20		10	0.0%

				3,481		2,968	0.3%

Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897		97	0.0%
	Class C-1 Units (8,800,000 units)		9/29/2015	100		50	0.0%

				3,997		147	0.0%

Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Member Units (933 units)		6/4/2014	8,874		—	0.0%
Other
Oak Hill Credit Partners (4)(6)	Structured Product	6.13%	8/21/2015	3,318		2,366	0.3%
Symphony (4)(6)	Structured Product	6.38%	11/17/2014	5,610		4,235	0.5%

				8,928		6,601	0.8%

Total Equity and Other Investments				40,849		23,291	2.5%

Total Investments				$1,640,159		$1,611,039	174.3%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan the Company has provided the interest rate in effect on the date presented.
(4)	This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(5)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication to the extent a loan has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder.
(6)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(7)	Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2016 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2016

Company	Fair Value at December 31, 2015	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at June 30, 2016	Other Income	Interest Income
Mississippi Resources, LLC	$36,682	$2,206	$(241)	$(882)	$—	$37,765	$100	$3,267
IRGSE Holding Corp.	26,816	3,063	—	731	—	30,610	1	1,484

Total	$63,498	$5,269	$(241)	$(151)	$—	$68,375	$101	$4,751

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.

(8)	As of June 30, 2016, the tax cost of the Company’s investments approximates their amortized cost.
(9)	Notes contain a fixed rate structure. The Company entered into an interest rate swap agreement to swap to a floating rate. Refer to Note 5 for further information related to the Company’s interest rate swaps.
(10)	The first-lien loan portion of this investment is on non-accrual as of June 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2015

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Interest	Initial Acquisition Date	Amortized Cost (2)(8)	Fair Value	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($31,271 par, due 6/2017)	9.75%	8/28/2012	$30,977	$30,176	3.7%
	First-lien revolving loan ($2,722 par, due 6/2017)	10.75%	8/28/2012	2,675	2,528	0.3%

				33,652	32,704	4.0%

Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($63,660 par, due 3/2020)	8.75%	3/3/2014	62,575	62,705	7.6%
Business services
Actian Corporation (3)(5)	First-lien loan ($59,915 par, due 4/2018)	7.50%	4/11/2013	58,781	62,462	7.6%
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	8.50%	11/12/2015	43,916	43,763	5.3%
Clarabridge, Inc. (3)	First-lien loan ($22,388 par, due 4/2019)	8.50%	5/20/2015	21,963	21,641	2.6%
Idera, Inc. (3)	First-lien loan ($62,500 par, due 4/2021)	6.50%	10/9/2015	56,446	55,937	6.8%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($28,565 par, due 6/2019)	7.50%	6/30/2014	28,085	27,877	3.4%
Network Merchants, Inc. (3)	First-lien loan ($25,782 par, due 9/2018)	7.75%	9/12/2013	25,481	25,981	3.2%
ScentAir Technologies, Inc. (3)	First-lien loan ($18,857 par, due 12/2019)	7.50%	12/30/2014	18,505	18,463	2.2%

				253,177	256,124	31.1%

Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($10,839 par, due 10/2019)	10.50%	10/31/2014	10,148	7,804	1.0%
Education
Campus Management, Inc. (3)(5)	First-lien loan ($26,277 par, due 9/2018)	8.75%	9/30/2013	25,879	26,277	3.2%
Electronics
MyAlarm Center, LLC (3)	First-lien loan ($62,371 par, due 1/2019)	9.00%	1/9/2014	61,766	61,887	7.5%
APX Group Inc.	Senior notes 8.75% ($24,818 par, due 12/2020)	8.75%	12/11/2014	21,689	20,165	2.5%

				83,455	82,052	10.0%

Financial services
AppStar Financial, LLC (3)	First-lien loan ($23,400 par, due 8/2020)	9.00%	8/18/2015	22,862	22,765	2.8%
AvidXchange, Inc. (3)	Second-lien loan ($31,897 par, due 8/2020)	10.50% PIK	8/7/2015	31,380	30,910	3.8%
PayLease, LLC (3)	First-lien loan ($33,639 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	32,980	32,769	4.0%

				87,222	86,444	10.6%

Healthcare
Aesynt Incorporated (3)(5)	First-lien loan ($33,250 par, due 5/2019)	7.00%	5/8/2014	32,598		33,918	4.1%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 35,912 par, due 9/2019)	11.50%	9/30/2014	42,402	(EUR	40,572 37,349)	4.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	261	(EUR	435 400)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($45,000 par, due 12/2021)	6.25%	12/17/2015	44,184		44,100	5.4%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($45,411 par, due 9/2020)	9.00% (incl. 2.50% PIK)	9/30/2015	44,022		43,708	5.3%
Mediware Information Systems, Inc. (3)(5)	First-lien loan ($67,574 par, due 5/2018)	7.00%	11/9/2012	66,725		68,250	8.3%
SRS Software, LLC (3)	First-lien loan ($31,875 par, due 12/2017)	8.75%	12/28/2012	31,508		31,477	3.8%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,955		1,938	0.2%

				263,655		264,398	32.1%

Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($25,452 par, due 4/2020)	9.00% (incl. 2.50% PIK)	4/16/2015	24,873		24,200	2.9%
IRGSE Holding Corp. (3)(7)	First-lien loan ($20,260 par, due 9/2019)	10.10% (incl. 5.00% PIK)	9/29/2015	20,260		19,500	2.4%
	First-lien revolver loan ($7,448 par, due 9/2019)	10.10% (incl. 5.00% PIK)	9/29/2015	7,448		7,169	0.9%
Soho House (4)	Second-lien bond (GBP 20,375 par, due 10/2018)	9.13%	9/20/2013	33,055	(GBP	30,781 20,884)	3.8%

				85,636		81,650	10.0%

Human resource support services
Saba Software, Inc. (3)(5)	First-lien loan ($54,725 par, due 3/2021)	9.75%	3/30/2015	54,141		53,767	6.6%
Skillsoft (3)	First-lien loan ($500 par, due 4/2021)	5.75%	11/5/2015	438		385	0.0%

				54,579		54,152	6.6%

Insurance
Insurity, Inc. (3)(5)	First-lien loan ($65,452 par, due 10/2020)	7.75%	10/31/2014	64,782		63,980	7.8%
Internet services
Highwinds Capital, Inc. (3)	First-lien loan ($50,987 par, due 7/2018)	9.00%	3/7/2014	50,474		50,095	6.1%
	First-lien revolving loan ($2,800 par, due 7/2018)	9.00%	3/7/2014	2,775		2,748	0.3%

				53,249		52,843	6.4%

Manufacturing
Jeeves Information Systems AB (3)(4)(5)	First-lien loan (SEK 192,573 par, due 3/2019)	8.75%	6/5/2013	29,289	(SEK	23,470 197,869)	2.9%
Office products
Ecommerce Industries, Inc. (3)	First-lien loan ($36,811 par, due 3/2019)	7.25%	3/11/2014	36,579		36,370	4.4%
Oil, gas and consumable fuels
Key Energy Services (3)	First-lien loan ($13,504 par, due 6/2020)	10.25%	5/27/2015	13,043		10,533	1.3%

Mississippi Resources, LLC (3)(7)	First-lien loan ($46,679 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	46,081		36,682	4.5%

				59,124		47,215	5.8%

Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	7.75%	10/5/2015	74,005		73,076	8.9%
Real estate
JL Secured Promissory Note (4)	Secured note ($10,224 par, due 9/2017)	7.00% PIK	9/29/2015	10,224		10,224	1.2%
Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($25,000 par, due 9/2020)	8.25%	9/30/2015	24,664		24,563	3.0%
Quiksilver - Boardriders SA	Bond (EUR 7,599 par, due 12/2017)	8.88%	5/26/2015	8,062	(EUR	7,801 7,181)	1.0%
Sears (4)(6)	First-lien ABL revolving loan ($303 par, due 4/2016)	2.84%	4/15/2015	116		257	0.0%
Sports Authority (3)(5)	ABL FILO term loan ($45,000 par, due 6/2017)	7.40%	11/3/2015	44,249		43,762	5.3%
Toys ‘R’ Us-Delaware, Inc. (3)	ABL FILO term loan ($51,000 par, due 10/2019)	8.25%	10/9/2014	50,313		49,470	6.0%

				127,404		125,853	15.3%

Transportation
Carrix, Inc. (3)	First-lien loan ($13,441 par, due 1/2019)	4.50%	3/17/2015	12,631		12,500	1.5%
Kewill, Ltd. (3)(4)	Second-lien loan ($62,500 par, due 10/2019)	9.50%	10/2/2013	61,614		59,531	7.3%

				74,245		72,031	8.8%

Total Debt Investments				1,488,879		1,459,372	177.7%

Equity and Other Investments
Business services
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780		1,119	0.1%
Financial services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846		3,846	0.5%
TICC Capital Corp. (4)	Common Shares (1,633,660 shares)		8/5/2015	10,943		9,933	1.2%

				14,789		13,779	1.7%

Healthcare
Global Healthcare Exchange, LLC	Common Shares Class A (598 shares)		3/11/2014	467		729	0.1%
	Common Shares Class B (196 shares)		3/11/2014	137		214	0.0%
Helix Health, Ltd. (4)	Warrants		9/30/2014	877	(EUR	965 888)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980		1,173	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20		12	0.0%

				3,481		3,093	0.3%

Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897	97	0.0%
	Class C-1 Units (8,800,000 units)		9/29/2015	100	50	0.0%

				3,997	147	0.0%

Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Member Units (933 units)		6/4/2014	8,874	—	0.0%
Other
Oak Hill Credit Partners (4)(6)	Structured Product	5.82%	8/21/2015	3,293	3,099	0.4%
Symphony (4)(6)	Structured Product	6.07%	11/17/2014	5,583	5,100	0.6%

				8,876	8,199	1.0%

Total Equity and Other Investments				40,797	26,337	3.1%

Total Investments				$1,529,676	$1,485,709	180.8%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement. For each such loan the Company has provided the interest rate in effect on the date presented.
(4)	This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(5)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication to the extent a loan has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder.
(6)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(7)	Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2015 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2015

Company	Fair Value at December 31, 2014	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at December 31, 2015	Other Income	Interest Income
Mississippi Resources, LLC	$41,636	$7,833	$(459)	$(12,328)	$—	$36,682	$219	$6,003
IRGSE Holding Corp.	—	31,704	—	(4,888)	—	26,816	21	636

Total	$41,636	$39,537	$(459)	$(17,216)	$—	$63,498	$240	$6,639

(a)	Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any discounts on debt investments, as applicable.

(8)	As of December 31, 2015, the tax cost of the Company’s investments approximates their amortized cost.
(9)	Notes contain a fixed rate structure. The Company entered into an interest rate swap agreement to swap to a floating rate. Refer to Note 5 for further information related to the Company’s interest rate swaps.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Increase in Net Assets Resulting from Operations
Net investment income	$48,694	$45,806
Net change in unrealized gains	18,215	11,123
Net realized gains	500	1,644

Increase in Net Assets Resulting from Operations	67,409	58,573

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	78,250	—
Reinvestment of dividends	5,217	3,415
Purchases of treasury stock	(1,329)	—
Dividends declared from net investment income	(46,269)	(42,104)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	35,869	(38,689)

Total Increase in Net Assets	103,278	19,884
Net assets, beginning of period	820,741	835,405

Net Assets, End of Period	$924,019	$855,289

Undistributed Net Investment Income Included in Net Assets at the End of the Period	$29,044	$10,777

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$67,409	$58,573
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(14,846)	(9,022)
Net change in unrealized gains on foreign currency transactions	(1,803)	(3,309)
Net change in unrealized (gains) losses on interest rate swaps	(1,566)	1,208
Net realized (gains) losses on investments	(404)	67
Net realized gains on foreign currency transactions	(253)	(12)
Net realized gains on interest rate swaps	—	(1,852)
Net amortization of discount on securities	(7,223)	(3,832)
Amortization of debt issuance costs	1,151	1,489
Accretion of discount on Convertible Senior Notes	291	277
Purchases of investments, net	(328,203)	(227,289)
Proceeds from investments, net	6,138	14,325
Repayments on investments	223,629	93,192
Paid-in-kind interest	(4,547)	(1,669)
Changes in operating assets and liabilities:
Interest receivable	1,718	(1,156)
Interest receivable paid-in-kind	100	(38)
Prepaid expenses and other assets	4,318	(20,370)
Management fees payable to affiliate	469	409
Incentive fees payable to affiliate	394	1,668
Payable to affiliate	(210)	(1,518)
Other liabilities	(5,236)	(26,537)

Net Cash Used in Operating Activities	(58,674)	(125,396)

Cash Flows from Financing Activities
Borrowings on debt	281,363	359,414
Payments on debt	(259,095)	(194,952)
Debt issuance costs	—	(109)
Proceeds from issuance of common stock, net of offering and underwriting costs	78,250	—
Purchases of treasury stock	(1,329)	—
Dividends paid to stockholders	(39,005)	(38,610)

Net Cash Provided by Financing Activities	60,184	125,743

Net Increase in Cash and Cash Equivalents	1,510	347
Cash and cash equivalents, beginning of period	2,431	2,413

Cash and Cash Equivalents, End of Period	$3,941	$2,760

Supplemental Information:
Interest paid during the period	$8,211	$4,600
Excise taxes paid during the period	$1,500	$1,200
Dividends declared during the period	$46,269	$42,104
Reinvestment of dividends during the period	$5,217	$3,415

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

The Company conducts this valuation process on a quarterly basis.

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At June 30, 2016, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, was reasonable.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company reviews pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

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

The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility to fund these investments.

Equity Offering Expenses

The Company records expenses related to registration statement filings and applicable offering costs as deferred financing costs. To the extent such expenses relate to equity offerings, a portion of these expenses are charged as a reduction of capital upon each such offering.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. The services that the Adviser provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies and are recognized as revenue when earned.

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

Accounting Standards Adopted in 2016

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2016 and adjusted prior period balance sheets to reflect the change. The adoption of this guidance did not have an impact on the Company’s results of operations or cash flows. See Note 7, “Debt” for additional disclosures required under this guidance.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15 (“ASU 2014-15”), “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, the Company anticipates no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted this guidance during the quarter ended June 30, 2016. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

New Accounting Pronouncements

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

For the three and six months ended June 30, 2016, the Company incurred expenses of $0.8 million and $1.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2015, the Company incurred expenses of $1.0 million and $1.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2016, Management Fees were $6.0 million and $11.7 million, respectively. For the three and six months ended June 30, 2015, Management Fees were $5.3 million and $10.2 million, respectively.

The Adviser has voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”) for any period in which TICC Capital Corp. remains a portfolio company of the Company.

For the three and six months ended June 30, 2016, Management Fees of $16.1 and $30.7 were waived, respectively, consisting solely of Management Fees attributable to the Company’s ownership of the TICC Shares. For the three and six months ended June 30, 2015, which was prior to the Company’s ownership of TICC shares, no Management Fees were waived.

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

For the three and six months ended June 30, 2016, Incentive Fees were $5.4 million and $10.3 million, respectively, of which $5.4 million and $10.3 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2015, Incentive Fees were $7.1 million and $12.1 million, respectively, of which $5.6 million and $10.1 million, respectively, were realized and payable to the Adviser.

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of the Company’s ownership of the TICC Shares for any period in which TICC Capital Corp. remains a portfolio company of the Company. The Adviser has not waived any part of the Capital Gains Fee attributable to the Company’s ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares will be applied towards the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

For the three and six months ended June 30, 2016, Incentive Fees of $82.9 and $165.8 were waived, respectively, consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares. For the three and six months ended June 30, 2015, which was prior to the Company’s ownership of TICC shares, no Incentive Fees were waived. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of the TICC Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement. There can be no assurance that the Adviser will continue to waive Management Fees or Incentive Fees related to the Company’s ownership of the TICC Shares, as the Adviser can discontinue the voluntary waiver at any time. Accordingly, the Company may be required to pay the full amount of the Management Fee and Incentive Fee, including with respect to the TICC Shares, in future periods.

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

Investments at fair value consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,503,451	$1,497,227	$(6,224)
Second-lien debt investments	66,146	60,339	(5,807)
Mezzanine and unsecured debt investments	29,713	30,182	469
Equity and other investments	40,849	23,291	(17,558)

Total Investments	$1,640,159	$1,611,039	$(29,120)

	December 31, 2015
			Net Unrealized
	Amortized Cost (1)	Fair Value	Loss
First-lien debt investments	$1,333,080	$1,310,183	$(22,897)
Second-lien debt investments	126,049	121,222	(4,827)
Mezzanine and unsecured debt investments	29,751	27,966	(1,785)
Equity and other investments	40,796	26,338	(14,458)

Total Investments	$1,529,676	$1,485,709	$(43,967)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Automotive	2.0%	2.2%
Beverage, food and tobacco	3.8%	4.2%
Business services	16.1%	21.2%
Chemicals	0.8%	0.5%
Education	4.9%	1.8%
Electronics	5.5%	5.5%
Financial services	8.2%	2.9%
Healthcare	16.8%	18.0%
Hotel, gaming, and leisure	5.1%	5.5%
Human resource support services	4.1%	3.6%
Insurance	4.1%	4.3%
Internet services	3.2%	3.6%
Manufacturing	4.2%	1.6%
Office products	2.3%	2.4%
Oil, gas and consumable fuels	3.1%	3.2%
Other	0.4%	0.6%
Pharmaceuticals	4.6%	4.9%
Real Estate	—	0.7%
Retail and consumer products	10.0%	8.5%
Transportation	0.8%	4.8%

Total	100.0%	100.0%

The geographic composition of Investments at fair value at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
United States
Midwest	13.7%	9.9%
Northeast	25.4%	21.9%
South	24.1%	26.1%
West	28.8%	29.7%
Canada	1.7%	1.9%
Europe	6.3%	10.5%

Total	100.0%	100.0%

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

During the three and six months ended June 30, 2016, the Company did not enter into any foreign currency forward contracts related to its non-USD denominated investments. During the three and six months ended June 30, 2015, the Company entered into foreign currency forward contracts related to its non-USD denominated investments. The Company did not have any open foreign currency forward contracts as of December 31, 2015.

All realized and unrealized gains and losses on foreign currency forward contracts are included in unrealized and realized gains and losses within the Company’s consolidated statements of operations. Unrealized gains and losses on foreign currency forward contracts are also included in net unrealized gains (losses) within the Company’s consolidated balance sheets.

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

In November 2015, in connection with a fixed rate investment, the Company entered into two interest rate swap transactions, each with a $46.3 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 1.16%. The swap transactions mature on October 5, 2018.

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets.

	June 30, 2016
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets (1)	Account in the Consolidated Balance Sheets
Interest rate swap	12/15/2019	$115,000	$2,946	$—	$2,946	Receivable for interest rate swaps
Interest rate swap	10/5/2018	92,500	—	(979)	(979)	Receivable for interest rate swaps

Total		$207,500	$2,946	$(979)	$1,967

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

As of June 30, 2016, $0.8 million of cash was pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of Prepaid Expenses and Other Assets in the Company’s consolidated balance sheets.

	December 31, 2015
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets (1)	Account in the Consolidated Balance Sheets
Interest rate swap	12/15/2019	$115,000	$128	$—	$128	Receivable for interest rate swaps
Interest rate swap	10/5/2018	92,500	274	—	274	Receivable for interest rate swaps

Total		$207,500	$402	$—	$402

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

As of December 31, 2015, $0.9 million of cash was pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of Prepaid Expenses and Other Assets in the Company’s consolidated balance sheets.

During the three and six months ended June 30, 2016, the Company received $1.3 million and $2.6 million, respectively, and paid $1.0 million and $2.0 million, respectively, related to the quarterly settlements of its $115 million notional amount interest rate swap. During the three and six months ended June 30, 2016, net amounts received were $0.3 million and $0.6 million, respectively. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations.

During the three and six months ended June 30, 2015, the Company received $1.3 million and $2.6 million, respectively, and paid $0.9 million and $1.8 million, respectively, related to the quarterly settlements of its $115 million notional amount interest rate swap. During the three and six months ended June 30, 2015, net amounts received were $0.4 million and $0.8 million, respectively. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations.

During the three and six months ended June 30, 2016, the Company received $0.1 million and $0.2 million, respectively, and paid $0.3 million and $0.5 million, respectively, related to the quarterly settlement of its $92.5 million notional amount interest rate swap. During the three and six months ended June 30, 2016, net amounts paid were $0.2 million and $0.3 million, respectively. These net amounts are a reduction to interest income in the Company’s consolidated statements of operations.

For the three and six months ended June 30, 2016, the Company recognized $0.3 million and $1.6 million, respectively, of unrealized appreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of June 30, 2016 and December 31, 2015, the swap transactions had a fair value of $2.0 million and $0.4 million, respectively, which is included in receivable for interest rate swaps in the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of June 30, 2016, $0.8 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet. The Company also had $0.9 million of cash collateral posted as of December 31, 2015, which is also included in restricted cash as a component of other assets on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2016 and December 31, 2015:

	Fair Value Hierarchy at June 30, 2016
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$120,022	$1,377,204	$1,497,226
Second-lien debt investments	—	27,237	33,103	60,340
Mezzanine and unsecured debt investments	—	30,182	—	30,182
Equity and other investments	8,610	6,600	8,081	23,291

Total Investments at Fair Value	$8,610	$184,041	$1,418,388	$1,611,039
Receivable on interest rate swaps	—	1,967	—	1,967

Total	$8,610	$186,008	$1,418,388	$1,613,006

	Fair Value Hierarchy at December 31, 2015
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$80,692	$1,229,491	$1,310,183
Second-lien debt investments	—	30,781	90,441	121,222
Mezzanine debt investments	—	20,165	7,801	27,966
Equity and other investments	9,933	8,200	8,205	26,338

Total Investments at Fair Value	$9,933	$139,838	$1,335,938	$1,485,709
Receivable on interest rate swaps	—	402	—	402

Total	$9,933	$140,240	$1,335,938	$1,486,111

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2016:

	As of and for the Three Months Ended
	June 30, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,267,992	$91,415	$6,023	$7,993	$1,373,423
Purchases	189,966	—	—	—	189,966
Repayments / redemptions	(98,952)	(62,500)	—	—	(161,452)
Paid-in-kind interest	1,352	907	—	—	2,259
Net change in unrealized gains	14,145	2,411	—	88	16,644
Net realized losses	(111)	—	—	—	(111)
Net amortization of discount on securities	2,812	870	—	—	3,682
Transfers into (out of) Level 3	—	—	(6,023)	—	(6,023)

Balance, End of Period	$1,377,204	$33,103	$—	$8,081	$1,418,388

	As of and for the Six Months Ended
	June 30, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,229,491	$90,442	$7,801	$8,206	$1,335,940
Purchases	282,403	(5)	—	—	282,398
Repayments / redemptions	(158,150)	(62,500)	(2,165)	—	(222,815)
Paid-in-kind interest	3,653	1,780	—	—	5,433
Net change in unrealized gains (losses)	14,570	2,435	280	(125)	17,160
Net realized gains (losses)	(206)	—	79	—	(127)
Net amortization of discount on securities	5,443	951	28	—	6,422
Transfers into (out of) Level 3	—	—	(6,023)	—	(6,023)

Balance, End of Period	$1,377,204	$33,103	$—	$8,081	$1,418,388

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2015:

	As of and for the Three Months Ended
	June 30, 2015
	First-lien debt investments	Second-lien debt investments	Mezzanine and unsecured debt investments	Equity and other investments	Total
Balance, beginning of period	$1,132,567	$61,406	$4,862	$8,914	$1,207,749
Purchases	55,397	—	—	—	55,397
Repayments / redemptions	(23,799)	—	(4,887)	—	(28,686)
Paid-in-kind interest	733	—	1	—	734
Net change in unrealized gains (losses)	12,664	(202)	(12)	(1,028)	11,422
Net realized losses	(83)	—	—	—	(83)
Net amortization of discount on securities	1,822	46	36	—	1,904
Transfers into (out of) Level 3	—	—	—	—	—

Balance, End of Period	$1,179,301	$61,250	$—	$7,886	$1,248,437

	As of and for the Six Months Ended
	June 30, 2015
	First-lien debt investments	Second-lien debt investments	Mezzanine and unsecured debt investments	Equity and other investments	Total
Balance, beginning of period	$1,059,336	$61,250	$4,520	$9,368	$1,134,474
Purchases	176,809	—	—	—	176,809
Repayments / redemptions	(71,143)	—	(4,887)	—	(76,030)
Paid-in-kind interest	1,668	—	1	—	1,669
Net change in unrealized gains (losses)	9,429	(91)	328	(1,482)	8,184
Net realized losses	(179)	—	—	—	(179)
Net amortization of discount on securities	3,381	91	38	—	3,510
Transfers into (out of) Level 3	—	—	—	—	—

Balance, End of Period	$1,179,301	$61,250	$—	$7,886	$1,248,437

The following tables present information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2016 and 2015:

	Net Change in Unrealized Appreciation for the Three Months Ended June 30, 2016 on Investments Held at June 30, 2016	Net Change in Unrealized Appreciation or (Depreciation) for the Three Months Ended June 30, 2015 on Investments Held at June 30, 2015
First-lien debt investments	$14,159	$12,664
Second-lien debt investments	279	(202)
Mezzanine and unsecured debt investments	—	—
Equity and other investments	88	(1,028)

Total	$14,526	$11,434

	Net Change in Unrealized Appreciation or (Depreciation) for the Six Months Ended June 30, 2016 on Investments Held at June 30, 2016	Net Change in Unrealized Appreciation or (Depreciation) for the Six Months Ended June 30, 2015 on Investments Held at June 30, 2015
First-lien debt investments	$15,544	$10,470
Second-lien debt investments	352	(91)
Mezzanine and unsecured debt investments	20	—
Equity and other investments	(124)	(1,481)

Total	$15,792	$8,898

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2016 and December 31, 2015. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
First-lien debt investments	$1,377,204	Income approach (1)	Market yield	5.8% — 13.7% (10.0%)	Decrease
Second-lien debt investments	$33,103	Income approach	Market yield	11.6% — 11.6% (11.6%)	Decrease
Equity and other investments	$8,081	Market Multiple (2)	Comparable multiple	8.1x — 13.5x (11.1x)	Increase
		Discounted Cash Flow	Discount rate	12.0%	Decrease

(1)    Includes $108.9 million of first-lien debt investments which were valued using the transacted value of the investments.

(2)    Includes $3.8 million of equity investments which were valued using the transacted value of the investments.

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
First-lien debt investments	$1,229,491	Income approach (1)	Market yield	3.9% — 15.3% (10.8%)	Decrease
Second-lien debt investments	$90,441	Income approach	Market yield	12.1% — 13.8% (13.2%)	Decrease
Mezzanine and unsecured debt investments	$7,801	Income approach	Market yield	12.6% — 12.6% (12.6%)	Decrease
Equity and other investments	$8,205	Market Multiple or Discounted Cash Flow (2)	Comparable multiple or discount rate	8.4x — 13.5x (11.8x) or 12.0%	Increase or decrease

(1)	Includes $44.1 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the transacted value of the investments.
(2)	Includes $3.8 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the transacted value of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2016, approximates its carrying value as the outstanding balance is callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of June 30, 2016, was $117.6 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2016 and December 31, 2015, the Company’s asset coverage was 237.3% and 225.7%, respectively.

Debt obligations consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$821,250	$560,366	$260,884	$553,822
Convertible Senior Notes	115,000	115,000	—	110,103

Total Debt	$936,250	$675,366	$260,884	$663,925

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $6.5 million and $2.7 million, respectively.

	December 31, 2015
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$821,250	$540,305	$280,945	$532,996
Convertible Senior Notes	115,000	115,000	—	109,427

Total Debt	$936,250	$655,305	$280,945	$642,423

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $7.3 million and $3.1 million, respectively.

For the three and six months ended June 30, 2016 and 2015, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$4,954	$3,757	$9,585	$6,919
Commitment fees	222	469	481	1,067
Amortization of debt issuance costs	576	747	1,150	1,489
Accretion of original issue discount	145	138	291	277
Swap settlement	(267)	(384)	(580)	(805)

Total Interest Expense	$5,630	$4,727	$10,927	$8,947

Average debt outstanding (in millions)	$709.5	$532.3	$687.8	$477.2
Weighted average interest rate	2.6%	2.5%	2.6%	2.6%
Average 1-month LIBOR rate	0.4%	0.2%	0.4%	0.2%

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

On December 10, 2015, TPG SL SPV, LLC became a guarantor under the Revolving Credit Facility.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2016, the Company had outstanding debt denominated in Swedish Krona (SEK) of 203.9 million, Euro (EUR) of 47.9 million and Pound Sterling (GBP) of 21.0 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

For the three and six months ended June 30, 2016 and 2015, the components of interest expense related to the Convertible Senior Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$1,294	$1,294	$2,588	$2,588
Accretion of original issue discount	145	138	291	277
Amortization of debt issuance cost	192	194	385	386

Total Interest Expense	$1,631	$1,626	$3,264	$3,251

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three and six months ended June 30, 2016, the Company received $1.3 million and $2.6 million, respectively, and paid $1.0 million and $2.0 million, respectively, related to the quarterly settlements of its interest rate swaps. During the three and six months ended June 30, 2016, net amounts received were $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2015, the Company received $1.3 million and $2.6 million, respectively, and paid $0.9 million and $1.8 million, respectively, related to the quarterly settlements of its interest rate swaps. During the three and six months ended June 30, 2015, net amounts received were $0.4 million and $0.8 million, respectively. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations. In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps, realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2016, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of June 30, 2016, the components of the carrying value of the Convertible Senior Notes and the stated interest rate were as follows:

December 2019 Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(2,226)
Deferred financing costs	(2,671)

Carrying value of debt	$110,103

Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate is three month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of June 30, 2016, the Company was in compliance with the terms of the Convertible Senior Notes Indenture.

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

As of June 30, 2016 and December 31, 2015, the Company was in compliance with the terms of its debt obligations.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments; such commitments are incorporated into the Company’s assessment of its liquidity position. The Company’s senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. The Company’s senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement.

As of June 30, 2016 and December 31, 2015, the Company had the following commitments to fund investments:

	June 30, 2016	December 31, 2015
Aeropostale, Inc. - Revolver	$37,188	$—
AppStar Financial, LLC - Revolver	2,000	2,000
AvidXchange, Inc. - Delayed Draw Term Loan	15,385	15,385
Clarabridge, Inc. - Revolver	2,500	2,500
CrunchTime Information Systems, Inc. - Delayed Draw Term Loan	12,000	12,000
CrunchTime Information Systems, Inc. - Revolver	2,000	2,000
Ecommerce Industries, Inc. - Delayed Draw Term Loan	—	4,800
Ecommerce Industries, Inc. - Revolver	2,486	2,486
Heartland Automotive Holdings, LLC - Revolver	3,778	2,833
Helix Health, Ltd. - Revolver	4,111	2,390
Highwinds Capital, Inc. - Revolver	—	200
IRGSE Holding Corp. - Revolver	6	552
Leaf US Holdings, Inc. - Revolver	2,000	2,000
MyAlarm Center, LLC - Delayed Draw	1,449	2,164
Network Merchants, Inc. - Revolver	780	780
PayLease, LLC - Revolver	5,000	5,000
ScentAir Technologies, Inc. - Multi Draw Term Loan	321	1,500
ScentAir Technologies, Inc. - Revolver	2,143	2,143
Sears - ABL Revolver	—	17,913

Total Portfolio Company Commitments	$93,147	$78,646

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2016, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2016 and 2015. All shares issued to stockholders in the tables below are newly issued shares.

	Six Months Ended June 30, 2016
Date Declared	Record Date	Date Shares Issued	Shares Issued
November 3, 2015	December 31, 2015	February 1, 2016	147,809
February 24, 2016	March 31, 2016	May 2, 2016	186,204

Total Shares Issued			334,013

	Six Months Ended June 30, 2015
Date Declared	Record Date	Date Shares Issued	Shares Issued
November 3, 2014	December 31, 2014	February 2, 2015	162,490
February 24, 2015	March 31, 2015	May 1, 2015	41,441

Total Shares Issued			203,931

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

On August 3, 2016, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to February 28, 2017. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 28, 2017 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the six months ended June 30, 2016, the Company repurchased 86,081 shares under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. No shares were repurchased under the Company 10b5-1 Plan during the six months ended June 30, 2015 or the three months ended June 30, 2016.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Increase in net assets resulting from operations	$49,638	$34,105	$67,409	$58,573
Weighted average shares of common stock outstanding—basic and diluted	59,348,460	53,987,627	57,575,365	53,945,087
Earnings per common share—basic and diluted	$0.84	$0.63	$1.17	$1.09

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2016 was less than the conversion price for the Convertible Senior Notes outstanding as of June 30, 2016. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2016	March 31, 2016	April 29, 2016	$0.39
May 4, 2016	June 30, 2016	July 29, 2016	$0.39

Total Dividends Declared			$0.78

	Six Months Ended June 30, 2015
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2015	March 31, 2015	April 30, 2015	$0.39
May 7, 2015	June 30, 2015	July 31, 2015	$0.39

Total Dividends Declared			$0.78

The dividends declared during the six months ended June 30, 2016 and 2015 were derived from net investment income, determined on a tax basis.

40

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2016 and 2015.

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Per Share Data (7)
Net asset value, beginning of period	$15.15	$15.53

Net investment income (1)	0.85	0.85
Net realized and unrealized gain (1)	0.32	0.24

Total from operations	1.17	1.09
Issuance of common stock, net of offering costs (2)	0.03	—
Dividends declared from net investment income (2)	(0.78)	(0.78)

Total increase in net assets	0.42	0.31

Net Asset Value, End of Period	$15.55	$15.84

Per share market value at end of period	$16.61	$17.00
Total return based on market value (3)	7.21%	5.71%
Total return based on net asset value (4)	7.79%	7.02%
Shares Outstanding, End of Period	59,411,892	54,001,289
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	9.33%	9.64%
Ratio of net investment income to average net assets	11.59%	11.86%
Portfolio turnover	29.58%	28.01%
Net assets, end of period	$924,019	$855,289

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)	The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to our ownership of shares of common stock of TICC Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 9.38% for the six months ended June 30, 2016. No Management Fees or Incentive Fees were waived for the six months ended June 30, 2015, which was prior to our ownership of TICC Shares.
(7)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and six months ended June 30, 2016.

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

On August 4, 2015, our Board authorized us to enter into a new stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. On August 3, 2016, our Board authorized the extension of the termination date of the Company 10b5-1 plan to February 28, 2017. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 28, 2017 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2016, we have originated more than $4.6 billion aggregate principal amount of investments and retained approximately $3.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2016, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 87% of our total investments based on fair value, had weighted average annual revenue of $139.4 million and weighted average annual EBITDA of $36.4 million.

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

As of June 30, 2016, the average investment size in each of our portfolio companies was approximately $32.2 million based on fair value.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2016, the largest single investment based on fair value represented 4.6% of our total investment portfolio.

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

As of June 30, 2016, no industry represented more than 16.8% of our total investment portfolio.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2016, approximately 96.7% of our portfolio was invested in secured debt, including 92.9% in first-lien debt investments. We carefully diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended June 30, 2016, the weighted average term on new investment commitments in new portfolio companies was 3.4 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of June 30, 2016, we had call protection on 81.7% of our debt investments based on fair value, with weighted average call prices of 106.5% for the first year, 103.4% for the second year and 101.6% for the third year, in each case from the date of the initial investment. As of June 30, 2016, 96.4% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 92.6% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, with over $16 billion of assets under management as of March 31, 2016, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 140 investment and operating professionals. As of June 30, 2016, twenty eight (28) of these personnel are dedicated to our business, including 21 investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2016, 96.4% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 92.6% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the six months ended June 30, 2016, 5.0% of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of June 30, 2016, our portfolio based on fair value consisted of 92.9% first-lien debt investments, 3.7% second-lien debt investments, 1.9% mezzanine and unsecured debt investments and 1.5% equity and other investments. As of December 31, 2015, our portfolio based on fair value consisted of 88.2% first-lien debt investments, 8.1% second-lien debt investments, 1.9% mezzanine and unsecured debt investments, and 1.8% equity and other investments.

As of June 30, 2016 and December 31, 2015, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.6% and 10.3%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.5% and 10.1%, respectively.

As of June 30, 2016 and December 31, 2015, we had investments in 50 and 46 portfolio companies, respectively, with an aggregate fair value of $1,611.0 million and $1,485.7 million, respectively.

For the three months ended June 30, 2016, we made new investment commitments of $184.7 million, $170.0 million in three new portfolio companies and $14.7 million in three existing portfolio companies. For this period, we had $114.7 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $31.1 million aggregate principal amount.

For the three months ended June 30, 2015, we made new investment commitments of $112.3 million, $96.8 million in five new portfolio companies and $15.5 million in three existing portfolio companies. For this period, we had $21.6 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $62.5 million aggregate principal amount.

Our investment activity for the three months ended June 30, 2016 and 2015 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2016	June 30, 2015
New investment commitments:
Gross originations	$199.7	$112.3
Less: Syndications/sell downs	15.0	—

Total new investment commitments	$184.7	$112.3
Principal amount of investments funded:
First-lien	$145.8	$77.1
Second-lien	—	—
Mezzanine and unsecured	—	7.0
Equity and other	—	—

Total	$145.8	$84.1
Principal amount of investments sold or repaid:
First-lien	$52.2	$16.7
Second-lien	62.5	—
Mezzanine and unsecured	—	4.9

Total	$114.7	$21.6

Number of new investment commitments in new portfolio companies	3	5
Average new investment commitment amount in new portfolio companies	$56.7	$19.4
Weighted average term for new investment commitments in new portfolio companies (in years)	3.4	4.9
Percentage of new debt investment commitments at floating rates	100.0%	93.1%
Percentage of new debt investment commitments at fixed rates	—	6.9%
Weighted average interest rate of new investment commitments	8.4%	7.9%
Weighted average spread over LIBOR of new floating rate investment commitments	7.8%	7.2%
Weighted average interest rate on investments sold or paid down	9.0%	12.3%

As of June 30, 2016 and December 31, 2015, our investments consisted of the following:

	June 30, 2016		December 31, 2015
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,497.2	$1,503.5	$1,310.2	$1,333.1
Second-lien debt investments	60.3	66.1	121.2	126.0
Mezzanine and unsecured debt investments	30.2	29.7	28.0	29.8
Equity and other investments	23.3	40.9	26.3	40.8

Total	$1,611.0	$1,640.2	$1,485.7	$1,529.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,603.0	99.5%	$1,485.7	100.0%
Non-accrual (1)	8.0	0.5%	—	—

Total	$1,611.0	100.0%	$1,485.7	100.0%

	June 30, 2016		December 31, 2015
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,629.3	99.3%	$1,529.7	100.0%
Non-accrual (1)	10.9	0.7%	—	—

Total	$1,640.2	100.0%	$1,529.7	100.0%

(1)	Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection.

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Weighted average total yield of debt and income producing securities	10.6%	10.3%
Weighted average interest rate of debt and income producing securities	9.8%	9.8%
Weighted average spread over LIBOR of all floating rate investments	8.8%	8.8%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2016 and December 31, 2015. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2016		December 31, 2015
	Investments at		Investments at
	Fair Value	Percentage of	Fair Value	Percentage of
Investment Performance Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,225.1	76.0%	$1,078.3	72.6%
2	263.0	16.3	266.1	17.9
3	114.9	7.2	114.5	7.7
4	—	—	26.8	1.8
5	8.0	0.5	—	—

Total	$1,611.0	100.0%	$1,485.7	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Total investment income	$46.0	$45.3	$88.8	$83.1
Less: Net expenses	20.0	19.8	39.2	36.5

Net investment income before income taxes	26.0	25.5	49.6	46.6
Less: Income taxes, including excise taxes	0.5	0.5	0.9	0.8

Net investment income	25.5	25.0	48.7	45.8
Net realized gains (losses) (1)	0.3	(0.5)	0.5	1.7
Net change in unrealized gains (1)	23.8	9.6	18.2	11.1

Net increase in net assets resulting from operations	$49.6	$34.1	$67.4	$58.6

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Interest from investments	$44.1	$44.6	$85.6	$79.0
Dividend income	0.5	—	0.9	—
Other income	1.4	0.7	2.3	4.1

Total investment income	$46.0	$45.3	$88.8	$83.1

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $44.6 million for the three months ended June 30, 2015 to $44.1 million for the three months ended June 30, 2016. The average size of our investment portfolio increased from $1.4 billion during the three months ended June 30, 2015 to $1.6 billion during the three months ended June 30, 2016. Accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $1.6 million for the three months ended June 30, 2015 to $1.2 million for the three months ended June 30, 2016. Prepayment fees decreased from $8.1 million for the three months ended June 30, 2015 to $0.5 million for the three months ended June 30, 2016. The accelerated amortization and prepayment fees primarily resulted from a full paydown on one portfolio investment, a partial paydown on one portfolio investment and earning a prepayment fee on one existing portfolio investment during the three months ended June 30, 2015 and from a full paydown on one portfolio investment and a partial paydown on one portfolio investment during the three months ended June 30, 2016. Dividend income for the three months ended June 30, 2016 was $0.5 million. We did not have dividend income for the three months ended June 30, 2015. Other income increased from $0.7 million for the three months ended June 30, 2015 to $1.4 million for the three months ended June 30, 2016, primarily due to higher syndication, amendment and agency fees earned during the second quarter of 2016.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $79.0 million for the six months ended June 30, 2015 to $85.6 million for the six months ended June 30, 2016, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $1.3 billion during the six months ended June 30, 2015 to $1.6 billion during the six months ended June 30, 2016. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns remained flat at $1.9 million for each of the six months ended June 30, 2015 and June 30, 2016; and prepayment fees decreased from $9.8 million for the six months ended June 30, 2015 to $2.1 million for the six months ended June 30, 2016. The accelerated amortization and prepayment fees primarily resulted from full paydowns on three portfolio investments, a partial paydown on one portfolio investment and earning a prepayment fee on one existing portfolio investment during the six months ended June 30, 2015 and from full paydowns on two portfolio investments and a partial paydown on one portfolio investment during the six months ended June 30, 2016. Other income decreased from $4.1 million for the six months ended June 30, 2015 to $2.3 million for the six months ended June 30, 2016, primarily due to higher syndication, amendment and agency fees earned during the first quarter of 2015.

Expenses

Operating expenses for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Interest	$5.6	$4.7	$10.9	$9.0
Management fees (net of waivers)	6.0	5.3	11.8	10.2
Incentive fees related to pre-incentive fee net investment income (net of waivers)	5.3	5.6	10.1	10.1
Incentive fees related to realized/unrealized capital gains	—	1.5	—	2.0
Professional fees	2.0	1.3	3.9	2.5
Directors fees	0.1	0.1	0.2	0.2
Other general and administrative	1.0	1.3	2.3	2.4

Net Expenses	$20.0	$19.8	$39.2	$36.4

Interest

Interest expense, including other debt financing expenses, increased from $4.7 million for the three months ended June 30, 2015 to $5.6 million for the three months ended June 30, 2016. This increase was primarily due to an increase in the weighted average debt outstanding from $532 million for the three months ended June 30, 2015 to $710 million for the three months ended June 30, 2016. The average interest rate on our debt outstanding was 2.5% for the three months ended June 30, 2015 and 2.6% for the three months ended June 30, 2016.

Interest expense, including other debt financing expenses, increased from $9.0 million for the six months ended June 30, 2015 to $10.9 million for the six months ended June 30, 2016. This increase was primarily due to an increase in the average debt outstanding from $477 million for the six months ended June 30, 2015 to $688 million for the six months ended June 30, 2016. The average stated interest rate on our debt outstanding was 2.6% for the six months ended June 30, 2015 and June 30, 2016.

Management Fees

Management Fees (net of waivers) increased from $5.3 million for the three months ended June 30, 2015 to $6.0 million for the three months ended June 30, 2016. Management Fees increased from $5.3 million for the three months ended June 30, 2015 to $6.0 million for the three months ended June 30, 2016 due to the increase in total assets, which increased from an average of $1.4 billion for the three months ended June 30, 2015 to an average of $1.6 billion for the three months ended June 30, 2016. Management Fees waived were $16.1 for the three months ended June 30, 2016, consisting solely of Management Fees attributable to our ownership of shares of common stock in TICC Capital Corp., or the TICC Shares; no management fees were waived for the three months ended June 30, 2015, which was prior to our ownership of TICC Shares.

Management Fees (net of waivers) increased from $10.2 million for the six months ended June 30, 2015 to $11.8 million for the six months ended June 30, 2016. Management Fees increased from $10.2 million for the six months ended June 30, 2015 to $11.8 million for the six months ended June 30, 2016 due to the increase in total assets, which increased from an average of $1.4 billion for the six months ended June 30, 2015 to an average of $1.6 billion for the six months ended June 30, 2016. Management Fees waived were $30.7 for the six months ended June 30, 2016, consisting solely of Management Fees attributable to our ownership of shares of common stock in TICC Capital Corp., or the TICC Shares; no management fees were waived for the six months ended June 30, 2015, which was prior to our ownership of TICC Shares.

The Adviser has voluntarily waived the Management Fee on our ownership of the TICC Shares for any period in which TICC Capital Corp. remains our portfolio company. Any waived Management Fees are not subject to recoupment by the Adviser. Following our IPO, with the exception of its waiver of Management Fees attributable to our ownership of the TICC Shares, the Adviser has not waived its right to receive the full Management Fee payable pursuant to the Investment Advisory Agreement. There can be no assurance that the Adviser will continue to waive Management Fees related to the TICC Shares, as the Adviser can discontinue the voluntary waiver at any time. Accordingly, we may be required to pay the full amount of the Management Fee, including with respect to the TICC Shares, in future periods.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income decreased from $5.6 million for the three months ended June 30, 2015 to $5.3 million for the three months ended June 30, 2016. This decrease resulted from the decrease in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. For the three months ended June 30, 2016, Incentive Fees related to pre-Incentive Fee net investment income of $82.9 were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the three months ended June 30, 2015, which was prior to our ownership of TICC Shares. Incentive Fees related to capital gains and losses were $1.5 million for the three months ended June 30, 2015. There were no Incentive Fees related to capital gains and losses for the three months ended June 30, 2016 due to unrealized losses on our investments.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income were $10.1 million for each of the six months ended June 30, 2015 and June 30, 2016. For the six months ended June 30, 2016, Incentive Fees related to pre-Incentive Fee net investment income of $165.8 were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the six months ended June 30, 2015, which was prior to our ownership of TICC Shares. Incentive Fees related to capital gains and losses were $2.0 million for the six months ended June 30, 2015. There were no Incentive Fees related to capital gains and losses for the six months ended June 30, 2016 due to unrealized losses on our investments.

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TICC Shares for any period in which TICC Capital Corp. remains our portfolio company. The Adviser has not waived any part of the Incentive Fee related to capital gains and losses attributable to our ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares will be applied towards our cumulative realized capital gains on which the Incentive Fee related to capital gains and losses is calculated.

Any waived Incentive Fees are not subject to recoupment by the Adviser. There can be no assurance that the Adviser will continue to waive any Incentive Fee related to the TICC Shares, as the Adviser can discontinue the voluntary waiver at any time. Accordingly, we may be required to pay the full amount of the Incentive Fee, including with respect to the TICC Shares, in future periods.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.3 million for the three months ended June 30, 2015 to $2.0 million for the three months ended June 30, 2016 due to an increase in costs associated with servicing a growing investment portfolio and as a result of our ongoing corporate actions with respect to our investment in the TICC Shares. Other general and administrative fees decreased from $1.3 million for the three months ended June 30, 2015 to $1.0 million for the three months ended June 30, 2016.

Professional fees increased from $2.5 million for the six months ended June 30, 2015 to $3.9 million for the six months ended June 30, 2016 due to an increase in costs associated with servicing a growing investment portfolio and as a result of our ongoing corporate actions with respect to our investment in the TICC Shares. Other general and administrative fees decreased from $2.4 million for the six months ended June 30, 2015 to $2.3 million for the six months ended June 30, 2016.

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

For each of the three months ended June 30, 2016 and 2015, we recorded an expense of $0.5 million for U.S. federal excise tax. For the six months ended June 30, 2016 and 2015, we recorded an expense of $0.9 million and $0.8 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Net realized gains (losses) on investments	$0.4	$(0.3)	$0.4	$(0.1)
Net realized gains on interest rate swaps	—	—	—	1.9
Net realized losses on foreign currency transactions	(0.1)	(0.2)	(0.2)	(0.2)
Net realized losses on foreign currency investments	(0.1)	(0.1)	(0.1)	(0.2)
Net realized gains on foreign currency borrowings	0.1	0.1	0.4	0.2

Net realized gains (losses)	$0.3	$(0.5)	$0.5	$1.6

Change in unrealized gains on investments	$25.8	$19.0	$26.0	$18.3
Change in unrealized losses on investments	(6.8)	(4.7)	(11.2)	(9.3)

Net Change in Unrealized Losses on Investments	$19.0	$14.3	$14.8	$9.0

Unrealized appreciation (depreciation) on foreign currency borrowings	$4.5	$(4.0)	1.8	3.3
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	(0.0)	0.1	(0.0)	0.0
Unrealized appreciation (depreciation) on interest rate swaps	0.3	(0.9)	1.6	(1.2)

Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$4.8	$(4.8)	$3.4	$2.1

Net Change in Unrealized Gains	$23.8	$9.5	$18.2	$11.1

For the three and six months ended June 30, 2016, we had net realized gains on investments of $0.4 million. For the three and six months ended June 30, 2016, we did not have realized gains or losses on interest rate swaps. For the three and six months ended June 30, 2016, we had net realized losses of $0.1 million and $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2016, we had net realized losses of $0.1 million on foreign currency investments. For the three and six months ended June 30, 2016, we had net realized gains of $0.1 million and $0.4 million, respectively, on foreign currency borrowings.

For the three months ended June 30, 2016 we had $25.8 million in unrealized appreciation on 37 portfolio company investments, which was offset by $6.8 million in unrealized depreciation on 14 portfolio company investments. For the six months ended June 30, 2016 we had $26.0 million in unrealized appreciation on 34 portfolio company investments, which was offset by $11.2 million in unrealized depreciation on 18 portfolio company investments. Unrealized appreciation resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and six months ended June 30, 2016, we had unrealized appreciation on foreign currency borrowings of $4.5 million and 1.8 million, respectively, as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the three and six months ended June 30, 2016, we had unrealized depreciation on foreign currency cash and forward contracts of less than $0.1 million. For the three and six months ended June 30, 2016, we had unrealized appreciation on interest rate swaps of $0.3 million and $1.6 million, respectively, due to fluctuations in interest rates.

For the three and six months ended June 30, 2015, we had net realized losses on investments of $0.3 million and $0.1 million, respectively. For the six months ended June 30, 2015, we had net realized gains on interest rate swaps of $1.9 million. We did not have realized gains or losses on interest rate swaps for the three months ended June 30, 2015. For the three and six months ended June 30, 2015, we had net realized losses on foreign currency transactions of $0.2 million and $0.2 million, respectively, primarily from translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2015, we had net realized foreign currency losses on non-USD denominated investments of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2015, we had net realized foreign currency gains on borrowings of $0.1 million and $0.2 million, respectively.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2016, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 15.9% (based on cash invested of $1.3 billion and total proceeds from these exited investments of $1.6 billion). Ninety one percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under our Revolving Credit Facility to fund these investments. For the three and six months ended June 30, 2016, we had $4.5 million and $1.8 million, respectively, of unrealized gains on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2016. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2016. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

During the three and six months ended June 30, 2016, we did not enter into any foreign currency forward contracts related to our non-USD denominated investments. During the three and six months ended June 30, 2015, we entered into foreign currency forward contracts related to our non-USD denominated investments. We did not have any open foreign currency forward contracts as of December 31, 2015. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

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

The capital commitments of our private phase investors terminated upon the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of June 30, 2016 and December 31, 2015, our asset coverage ratio was 237.3% and 225.7%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2016, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2016, we had approximately $260.9 million of availability on our Revolving Credit Facility.

As of June 30, 2016, we had $3.9 million in cash and cash equivalents, an increase of $1.5 million from December 31, 2015. During the six months ended June 30, 2016, we used $58.7 million in cash for operating activities, primarily as a result of funding portfolio investments of $327.3 million, which was partially offset by repayments on investments of $223.6 million, net cash from other operating activity of $22.4 million, and an increase in net assets resulting from operations of $67.4 million. Lastly, cash provided by financing activities was $60.2 million during the period, primarily due to borrowings of $281.4 million and proceeds from issuance of common stock, net of offering and underwriting costs, of $78.3 million, which was partially offset by repayments on debt of $259.2 million, purchases of treasury stock of $1.3 million, and dividends paid of $39.0 million.

As of June 30, 2016, we had $0.8 million of restricted cash pledged as collateral under our interest rate swap agreements, a decrease of $0.1 million from December 31, 2015.

Equity

On March 3, 2016, we issued 5,000,000 shares of common stock at $16.42 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $78.3 million.

During the six months ended June 30, 2016 and 2015, we issued 334,013 and 203,931 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $5.2 million and $3.4 million, respectively. On August 1, 2016, we issued 168,621 shares of our common stock through our dividend reinvestment plan for proceeds of $2.8 million, which is not reflected in the number of shares issued for the six months ended June 30, 2016 in this section or the consolidated financial statements for the three and six months ended June 30, 2016.

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

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized us to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan. On August 3, 2016, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to February 28, 2017. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 28, 2017 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the six months ended June 30, 2016, 86,081 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. No shares were repurchased under the Company 10b5-1 Plan during the six months ended June 30, 2015.

Debt

Debt obligations consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
($ in millions)	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$821.3	$560.4	$260.9	$553.8
Convertible Senior Notes	115.0	115.0	—	110.1

Total Debt	$936.3	$675.4	$260.9	$663.9

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $6.5 million and $2.7 million, respectively.

	December 31, 2015
($ in millions)	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$821.3	$540.3	$280.9	$533.0
Convertible Senior Notes	115.0	115.0	—	109.4

Total Debt	$936.3	$655.3	$280.9	$642.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $7.3 million and $3.1 million, respectively.

As of June 30, 2016 and December 31, 2015, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

On December 10, 2015, TPG SL SPV, LLC became a guarantor under the Revolving Credit Facility.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2016, we had outstanding debt denominated in Swedish Krona (SEK) of 203.9 million, Euro (EUR) of 47.9 million and Pound Sterling (GBP) of 21.0 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

As of June 30, 2016, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of June 30, 2016, we were in compliance with the terms of the Convertible Senior Notes Indenture.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2016 and December 31, 2015, we had the following commitments to fund investments:

($ in millions)	June 30, 2016	December 31, 2015
Aeropostale, Inc. - Revolver	$37.2	$—
AppStar Financial, LLC - Revolver	2.0	2.0
AvidXchange, Inc. - Delayed Draw Term Loan	15.4	15.4
Clarabridge, Inc. - Revolver	2.5	2.5
CrunchTime Information Systems, Inc. - Delayed Draw Term Loan	12.0	12.0
CrunchTime Information Systems, Inc. - Revolver	2.0	2.0
Ecommerce Industries, Inc. - Delayed Draw Term Loan	—	4.8
Ecommerce Industries, Inc. - Revolver	2.5	2.5
Heartland Automotive Holdings, LLC - Revolver	3.8	2.8
Helix Health, Ltd. - Revolver	4.1	2.4
Highwinds Capital, Inc. - Revolver	—	0.2
IRGSE Holding Corp. - Revolver	0.0	0.6
Leaf US Holdings, Inc. - Revolver	2.0	2.0
MyAlarm Center, LLC - Delayed Draw	1.4	2.2
Network Merchants, Inc. - Revolver	0.8	0.8
PayLease, LLC - Revolver	5.0	5.0
ScentAir Technologies, Inc. - Multi Draw Term Loan	0.3	1.5
ScentAir Technologies, Inc. - Revolver	2.1	2.1
Sears - ABL Revolver	—	17.9

Total Portfolio Company Commitments	$93.1	$78.6

Other Commitments and Contingencies

We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, our Adviser provides us with investment advisory and management services. For these services, we pay the Management Fee and the Incentive Fee.

Under the Administration Agreement, our Adviser furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse our Adviser for the allocable portion (subject to the review and approval of our Board) of expenses incurred by it in performing its obligations under the Administration Agreement, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our Chief Compliance Officer, Chief Financial Officer and other professionals who spend time on those related activities (based on a percentage of time those individuals devote, on an estimated basis, to our business and affairs). Our Adviser also offers on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2016 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$560.4	$—	$—	$560.4	$—
Convertible Senior Notes	115.0	—	—	115.0	—

Total Contractual Obligations	$675.4	$—	$—	$675.4	$—

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

As of June 30, 2016, 96.4% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 92.6% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates. In connection with our Convertible Senior Notes, which bear interest at a fixed rate, we have entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of June 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$41.4	$19.0	$22.4
Up 200 basis points	$25.8	$12.7	$13.1
Up 100 basis points	$10.3	$6.3	$4.0
Down 25 basis points	$(0.30)	$(1.4)	$1.1

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

The U.S. capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, the referendum by British voters to exit the European Union (“Brexit”) in June 2016 has led to disruption and instability in the global markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Although recent indicators suggest improvement in the capital markets, we cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. Also, to the extent uncertainty regarding any economic recovery in Europe and Brexit continue to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in December 2015, the Federal Reserve raised the target range for the federal funds rate by 0.25%. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of Brexit could also have negative impacts on both the U.K. economy and the economies of other countries in Europe. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. stockholders free from withholding taxes.

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

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	the exclusion of BDC common stock from certain market indices, which could reduce the ability of certain investment funds to own our common stock and put short term selling pressure on our common stock;

•	loss of RIC or BDC status;

•	changes or perceived changes in earnings or variations in operating results;

•	changes in our portfolio of investments;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	any downgrades to our credit rating or placement on a negative watch status by a credit rating agency;

•	departure of the Adviser’s or any of its affiliates’ key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	concerns regarding European sovereign debt and Brexit;

•	concerns regarding volatility in the Chinese stock market and Chinese currency;

•	fluctuations in base interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

TPG SPECIALTY LENDING, INC.

Date: August 3, 2016	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: August 3, 2016	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: August 3, 2016	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer