Form 10-Q
period 2016-09-30
TPG Specialty Lending, Inc.
filed 2016-11-07
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at November 7, 2016 was 59,716,205.

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

•	such an economic downturn could also impact availability and pricing of our financing;
•	an inability to access the capital markets could impair our investment activities; and
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2016, in our Quarterly Report for the quarter ended March 31, 2016 as filed with the SEC on May 4, 2016, in our Quarterly Report for the quarter ended June 30, 2016 as filed with the SEC on August 3, 2016, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,570,297 and $1,443,017, respectively)	$1,578,148	$1,422,211
Controlled, affiliated investments (amortized cost of $95,633 and $86,659, respectively)	65,424	63,498
Total investments at fair value (amortized cost of $1,665,930 and $1,529,676, respectively)	1,643,572	1,485,709
Cash and cash equivalents	3,928	2,431
Interest receivable	10,668	10,146
Receivable for interest rate swaps	1,505	402
Receivable for investments sold	2,722	—
Prepaid expenses and other assets	2,825	7,880
Total Assets	$1,665,220	$1,506,568
Liabilities
Debt (net of deferred financing costs of $8,633 and $10,365, respectively)	$680,115	$642,423
Management fees payable to affiliate	6,145	5,530
Incentive fees payable to affiliate	6,384	4,915
Dividends payable	23,236	21,124
Payable for investments purchased	—	4,435
Payables to affiliate	1,311	1,492
Other liabilities	7,560	5,908
Total Liabilities	724,751	685,827
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 59,669,593 and 54,166,959 shares issued, respectively; and 59,580,513 and 54,163,960 shares outstanding, respectively	597	542
Additional paid-in capital	898,363	812,586
Treasury stock at cost; 89,080 and 2,999 shares held, respectively	(1,359)	(30)
Undistributed net investment income	36,379	27,521
Net unrealized losses	(5,232)	(28,380)
Undistributed net realized gains	11,721	8,502
Total Net Assets	940,469	820,741
Total Liabilities and Net Assets	$1,665,220	$1,506,568
Net Asset Value Per Share	$15.78	$15.15

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$44,088	$43,986	$124,931	$120,040
Dividend income	474	474	1,421	474
Other income	6,767	708	8,909	4,714
Total investment income from non-controlled, non-affiliated investments	51,329	45,168	135,261	125,228
Investment income from controlled, affiliated investments:
Interest from investments	2,537	1,532	7,288	4,442
Other income	51	74	152	186
Total investment income from controlled, affiliated investments	2,588	1,606	7,440	4,628
Total Investment Income	53,917	46,774	142,701	129,856
Expenses
Interest	6,102	7,963	17,029	16,910
Management fees	6,212	5,460	17,953	15,706
Incentive fees	6,467	3,045	16,761	15,182
Professional fees	3,029	2,366	6,923	4,857
Directors’ fees	98	101	290	288
Other general and administrative	897	1,634	3,211	4,061
Total expenses	22,805	20,569	62,167	57,004
Management and incentive fees waived (Note 3)	(149)	(104)	(346)	(104)
Net Expenses	22,656	20,465	61,821	56,900
Net Investment Income Before Income Taxes	31,261	26,309	80,880	72,956
Income taxes, including excise taxes	690	460	1,615	1,301
Net Investment Income	30,571	25,849	79,265	71,655
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	13,660	(10,191)	28,657	(1,698)
Controlled, affiliated investments	(6,898)	(4,454)	(7,048)	(3,925)
Translation of assets and liabilities in foreign currencies	(1,367)	1,227	436	4,536
Interest rate swaps	(462)	1,879	1,103	672
Total net change in unrealized gains (losses)	4,933	(11,539)	23,148	(415)
Realized gains (losses):
Non-controlled, non-affiliated investments	1,516	(4,975)	1,920	(5,042)
Foreign currency transactions	(145)	2	(49)	(140)
Interest rate swaps	—	—	—	1,852
Total realized gains (losses)	1,371	(4,973)	1,871	(3,330)
Total Unrealized and Realized Gains (Losses)	6,304	(16,512)	25,019	(3,745)
Increase in Net Assets Resulting from Operations	$36,875	$9,337	$104,284	$67,910
Earnings per common share—basic and diluted	$0.62	$0.17	$1.79	$1.26
Weighted average shares of common stock outstanding—basic and diluted	59,523,695	54,017,302	58,229,549	53,969,423

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2016

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($29,830 par, due 6/2017)	9.75%	8/28/2012	$29,684	$29,681	3.2%
	First-lien revolving loan ($833 par, due 6/2017)	10.75%	8/28/2012	810	806	0.1%
				30,494	30,487	3.3%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($61,979 par, due 3/2020)	8.75%	3/3/2014	61,075	61,514	6.5%
Business services
Actian Corporation (3)(5)	First-lien loan ($55,982 par, due 4/2018)	7.50%	4/11/2013	55,241	58,501	6.2%
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	8.50%	11/12/2015	44,049	44,888	4.8%
Clarabridge, Inc. (3)	First-lien loan ($19,719 par, due 4/2019)	8.85%	5/20/2015	19,418	19,552	2.1%
Idera, Inc. (3)	First-lien loan ($62,031 par, due 4/2021)	6.50%	10/9/2015	56,717	60,170	6.4%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($27,459 par, due 6/2019)	7.50%	6/30/2014	27,085	27,385	2.9%
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	10.50%	8/16/2016	27,240	27,300	2.9%
Motus, LLC (3)	First-lien loan ($20,000 par, due 7/2021)	11.00% (incl. 3.00% PIK)	7/29/2016	19,513	19,650	2.1%
Qlik Technologies, Inc. (3)	First-lien loan ($40,500 par, due 8/2022)	9.25%	8/22/2016	39,762	39,791	4.2%
SailPoint Technologies, Inc. (3)	First-lien loan ($27,500 par, due 8/2021)	9.00%	8/16/2016	26,940	26,998	2.9%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	7.50%	12/30/2014	19,697	20,152	2.1%
Sovos Compliance, LLC (3)	First-lien loan ($29,250 par, due 3/2022)	8.25%	7/1/2016	28,671	28,950	3.1%
Tibco Software (3)	First-lien loan ($248 par, due 12/2020)	6.50%	1/26/2016	218	244	0.0%
				364,551	373,581	39.7%
Chemicals
Vertellus Specialties, Inc. (3)(10)	First-lien loan ($11,980 par, due 10/2019)	10.50%	10/31/2014	10,879	7,877	0.8%
	DIP loan ($3,749 par, due 11/2016)	10.00%	6/2/2016	3,714	3,758	0.4%
				14,593	11,635	1.2%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8.00%	8/31/2016	43,779	43,875	4.7%
Frontline Technologies Group LLC (3)(5)	First-lien loan ($54,725 par, due 4/2021)	7.75%	4/1/2016	53,389	54,315	5.8%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
				97,168	98,190	10.5%
Electronics
MyAlarm Center, LLC (3)	First-lien loan ($63,151 par, due 1/2019)	9.00%	1/9/2014	62,684	63,958	6.8%
APX Group Inc.	Senior notes 8.75% ($10,692 par, due 12/2020)	8.75%	12/11/2014	9,336	10,478	1.1%
				72,020	74,436	7.9%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($22,500 par, due 8/2020)	9.00%	8/18/2015	22,051	22,439	2.4%
AvidXchange, Inc. (3)	Second-lien loan ($34,454 par, due 8/2020)	10.50% PIK	8/7/2015	34,030	34,329	3.7%
Network Merchants, Inc. (3)	First-lien loan ($25,782 par, due 9/2018)	7.75%	9/12/2013	25,558	25,915	2.8%
PayLease, LLC (3)	First-lien loan ($34,285 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	33,727	34,285	3.6%
Smarsh, Inc. (3)(5)	First-lien loan ($30,000 par, due 1/2021)	8.50%	1/7/2016	29,311	30,075	3.2%
				144,677	147,043	15.7%
Healthcare
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 41,103 par, due 9/2019)	11.50%	9/30/2014	48,371	48,501 (EUR 43,158)	5.2%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	244	562 (EUR 500)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($44,775 par, due 12/2021)	6.25%	12/17/2015	44,042	44,887	4.8%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($46,650 par, due 9/2020)	9.35% (incl. 2.50% PIK)	9/30/2015	45,440	46,300	4.9%
Quantros, Inc. (3)(5)	First-lien loan ($29,850 par, due 2/2021)	8.75%	2/29/2016	28,927	29,626	3.2%
SRS Software, LLC (3)	First-lien loan ($30,469 par, due 12/2017)	8.75%	12/28/2012	30,242	30,621	3.3%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,972	2,010	0.2%
				199,238	202,507	21.7%
Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($25,940 par, due 4/2020)	9.35% (incl. 2.50% PIK)	4/16/2015	25,449	25,740	2.7%
IRGSE Holding Corp. (3)(7)	First-lien loan ($21,044 par, due 9/2019)	10.35% (incl. 5.00% PIK)	9/29/2015	21,044	20,097	2.1%
	First-lien revolver loan ($11,803 par, due 9/2019)	10.35% (incl. 5.00% PIK)	9/29/2015	11,803	11,272	1.2%
Soho House (4)	Second-lien bond (GBP 14,375 par, due 10/2018)	9.13%	9/20/2013	23,264	19,047 (GBP 14,662)	2.0%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
				81,560	76,156	8.0%
Human resource support services
Saba Software, Inc. (3)(5)	First-lien loan ($54,313 par, due 3/2021)	9.75%	3/30/2015	53,794	54,313	5.8%
Skillsoft (3)	First-lien loan ($10,993 par, due 4/2021)	5.75%	11/5/2015	8,710	9,722	1.0%
				62,504	64,035	6.8%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($65,143 par, due 10/2020)	7.75%	10/31/2014	64,558	65,795	7.0%
Internet services
Highwinds Capital, Inc. (3)	First-lien loan ($48,472 par, due 7/2018)	9.00%	3/7/2014	48,115	48,957	5.2%
	First-lien revolving loan ($3,000 par, due 7/2018)	9.00%	3/7/2014	2,982	3,030	0.3%
				51,097	51,987	5.5%
Manufacturing
Jeeves Information Systems AB (3)(4)(5)	First-lien loan (SEK 198,421 par, due 3/2019)	8.00%	6/5/2013	29,689	23,507 (SEK 201,396)	2.5%
Power Solutions International, Inc. (3)	First-lien loan ($47,250 par, due 6/2021)	10.75%	6/28/2016	46,331	46,659	5.0%
				76,020	70,166	7.5%
Office products
Ecommerce Industries, Inc. (3)	First-lien loan ($36,623 par, due 3/2019)	7.25%	3/11/2014	36,443	36,623	3.9%
Oil, gas and consumable fuels
Key Energy Services (3)	First-lien loan ($12,446 par, due 6/2020)	10.25%	5/27/2015	12,072	11,948	1.3%
Mississippi Resources, LLC (3)(7)	First-lien loan ($50,421 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	49,916	33,908	3.6%
				61,988	45,856	4.9%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	7.75%	10/5/2015	74,128	74,763	7.9%
Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($24,432 par, due 9/2020)	8.25%	9/30/2015	24,144	24,432	2.6%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($17,829 par, due 3/2021)	8.50%	3/25/2016	17,443	17,739	1.9%
Quiksilver - Boardriders SA	Bond (EUR 5,699 par, due 12/2020)	9.50%	5/26/2015	6,025	5,124 (EUR 4,559)	0.5%
Sears (3)(4)(6)	First-lien loan ($3,651 par, due 6/2018)	5.50%	1/28/2016	3,438	3,578	0.4%
	First-lien ABL loan ($22,727 par, due 7/2020)	8.50%	3/18/2016	22,108	22,727	2.4%
Toys ‘R’ Us-Delaware, Inc. (3)	ABL FILO term loan ($48,000 par, due 10/2019)	8.25%	10/9/2014	47,484	47,160	5.0%
				120,642	120,760	12.8%
Transportation

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Carrix, Inc. (3)	First-lien loan ($13,146 par, due 1/2019)	4.50%	3/17/2015	12,537	12,577	1.3%

Total Debt Investments				1,625,293	1,618,111	172.1%
Equity and Other Investments
Business services
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	1,432	0.2%
Financial services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846	3,846	0.4%
TICC Capital Corp. (4)	Common Shares (1,633,719 shares)		8/5/2015	10,943	9,508	1.0%
				14,789	13,354	1.4%
Healthcare
Global Healthcare Exchange, LLC	Common Shares Class A (358 shares)		3/11/2014	358	361	0.0%
	Common Shares Class B (6 shares)		3/11/2014	6	300	0.0%
Helix Health, Ltd. (4)	Warrants		9/30/2014	877	998 (EUR 888)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	960	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	10	0.0%
				3,241	2,629	0.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897	97	0.0%
	Class C-1 Units (8,800,000 units)		9/29/2015	100	50	0.0%
				3,997	147	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Member Units (933 units)		6/4/2014	8,874	—	0.0%
Other
Oak Hill Credit Partners (4)(6)	Structured Product	6.20%	8/21/2015	3,331	2,989	0.3%
Symphony (4)(6)	Structured Product	6.43%	11/17/2014	5,625	4,910	0.5%
				8,956	7,899	0.8%
Total Equity and Other Investments				40,637	25,461	2.6%
Total Investments				$1,665,930	$1,643,572	174.7%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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
(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2016 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2016

Company	Fair Value at December 31, 2015	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at September 30, 2016	Other Income	Interest Income
Mississippi Resources, LLC	$36,682	$4,201	$(366)	$(6,609)	$—	$33,908	$151	$4,980
IRGSE Holding Corp.	26,816	5,139	—	(439)	—	31,516	1	2,308
Total	$63,498	$9,340	$(366)	$(7,048)	$—	$65,424	$152	$7,288

(a)

Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(b)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable.

(8)	As of September 30, 2016, the tax cost of the Company’s investments approximates their amortized cost.
(9)

Notes contain a fixed rate structure. The Company entered into an interest rate swap agreement to swap to a floating rate. Refer to Note 5 for further information related to the Company’s interest rate swaps.

(10)	The first-lien loan portion of this investment is on non-accrual as of September 30, 2016.

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

(b)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable.

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Increase in Net Assets Resulting from Operations
Net investment income	$79,265	$71,655
Net change in unrealized gains (losses)	23,148	(415)
Net realized gains (losses)	1,871	(3,330)
Increase in Net Assets Resulting from Operations	104,284	67,910
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	78,250	—
Reinvestment of dividends	8,028	3,860
Purchases of treasury stock	(1,329)	(29)
Dividends declared from net investment income	(69,505)	(63,174)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	15,444	(59,343)
Total Increase in Net Assets	119,728	8,567
Net assets, beginning of period	820,741	835,405
Net Assets, End of Period	$940,469	$843,972
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$36,379	$15,555

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$104,284	$67,910
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains) losses on investments	(21,609)	5,623
Net change in unrealized gains on foreign currency transactions	(436)	(4,536)
Net change in unrealized gains on interest rate swaps	(1,103)	(672)
Net realized (gains) losses on investments	(1,920)	5,042
Net realized (gains) losses on foreign currency transactions	13	(16)
Net realized gains on interest rate swaps	—	(1,852)
Net amortization of discount on securities	(12,342)	(9,587)
Amortization of debt issuance costs	1,732	5,303
Accretion of discount on Convertible Senior Notes	440	418
Purchases of investments, net	(643,792)	(441,004)
Proceeds from investments, net	36,179	16,735
Repayments on investments	490,333	293,820
Paid-in-kind interest	(6,721)	(3,833)
Changes in operating assets and liabilities:
Interest receivable	(401)	(3,032)
Interest receivable paid-in-kind	(147)	(32)
Prepaid expenses and other assets	2,333	9,392
Management fees payable to affiliate	615	552
Incentive fees payable to affiliate	1,469	(996)
Payable to affiliate	(181)	(1,156)
Other liabilities	(2,783)	(24,533)
Net Cash Used in Operating Activities	(54,037)	(86,454)
Cash Flows from Financing Activities
Borrowings on debt	476,363	559,359
Payments on debt	(438,385)	(412,163)
Debt issuance costs	—	(110)
Proceeds from issuance of common stock, net of offering and underwriting costs	78,250	—
Purchases of treasury stock	(1,329)	(29)
Dividends paid to stockholders	(59,365)	(59,228)
Net Cash Provided by Financing Activities	55,534	87,829
Net Increase in Cash and Cash Equivalents	1,497	1,375
Cash and cash equivalents, beginning of period	2,431	2,413
Cash and Cash Equivalents, End of Period	$3,928	$3,788
Supplemental Information:
Interest paid during the period	$12,691	$8,036
Excise taxes paid during the period	$1,500	$1,200
Dividends declared during the period	$69,505	$63,174
Reinvestment of dividends during the period	$8,028	$3,860

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.

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

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of its investments, including: the estimated enterprise value of a portfolio company (that is, the total value of the portfolio company’s net debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At September 30, 2016, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appears reasonable.

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

Foreign currency forward contract and interest rate swap receivables or payables pending settlement are offset, and the net amount is included with receivable or payable for foreign currency forward contracts or interest rate swaps in the consolidated balance sheets when, and only when, they are the same counterparty, the Company has the legal right to offset the recognized amounts, and it intends to either settle on a net basis or realize the asset and settle the liability simultaneously.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs, which are presented as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized using the effective yield method or straight-line method over the stated maturity life of the obligation.

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

Unless providing services in connection with an investment, such as syndication, structuring or diligence, all or a portion of any loan fees received by the Company in such situations will be deferred and amortized over the investment’s life using the effective yield method.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for public companies for interim and annual periods in fiscal years beginning after December 15, 2017, with early adoption permitted for interim and annual periods in fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3. Agreements and Related Party Transactions

Administration Agreement

On March 15, 2011, the Company entered into the Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company pays or reimburses the Adviser for certain expenses incurred by any such affiliates or third parties for work done on its behalf.

For the three and nine months ended September 30, 2016, the Company incurred expenses of $0.7 million and $2.4 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2015, the Company incurred expenses of $1.2 million and $3.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

On November 7, 2016, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2017, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

The Management Fee is calculated at an annual rate of 1.5% based on the average value of the Company’s gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. The Management Fee is payable quarterly in arrears.

For the three and nine months ended September 30, 2016, Management Fees were $6.2 million and $18.0 million, respectively. For the three and nine months ended September 30, 2015, Management Fees were $5.5 million and $15.7 million, respectively.

The Adviser has voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”) for any period in which TICC Capital Corp. remains a portfolio company of the Company.

For the three and nine months ended September 30, 2016, Management Fees of $66.5 and $97.2 were waived, respectively, consisting solely of Management Fees attributable to the Company’s ownership of the TICC Shares. For each of the three and nine months ended September 30, 2015, Management Fees of $20.7 were waived, consisting solely of Management Fees attributable to the Company’s ownership of the TICC Shares.

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

Pre-Incentive Fee net investment income means dividends, interest and fee income accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company may not have received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

For the three and nine months ended September 30, 2016, Incentive Fees were $6.5 million and $16.8 million, respectively, of which $6.5 million and $16.8 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2015, Incentive Fees were $3.0 million and $15.2 million, respectively, of which $5.0 million and $15.2 million, respectively, were realized and payable to the Adviser.

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

For the three and nine months ended September 30, 2016, Incentive Fees of $82.9 and $248.7 were waived, respectively, consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares. For each of  the three and nine months ended September 30, 2015, Incentive Fees of $82.9 were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares.

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

On November 7, 2016, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2017, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,552,639	$1,549,132	$(3,507)
Second-lien debt investments	57,294	53,376	(3,918)
Mezzanine and unsecured debt investments	15,361	15,602	241
Equity and other investments	40,636	25,462	(15,174)
Total Investments	$1,665,930	$1,643,572	$(22,358)

	December 31, 2015
	Amortized Cost (1)	Fair Value	Net Unrealized Loss
First-lien debt investments	$1,333,080	$1,310,183	$(22,897)
Second-lien debt investments	126,049	121,222	(4,827)
Mezzanine and unsecured debt investments	29,751	27,966	(1,785)
Equity and other investments	40,796	26,338	(14,458)
Total Investments	$1,529,676	$1,485,709	$(43,967)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Automotive	1.9%	2.2%
Beverage, food and tobacco	3.7%	4.2%
Business services	22.8%	21.2%
Chemicals	0.7%	0.5%
Education	6.0%	1.8%
Electronics	4.5%	5.5%
Financial services	9.8%	2.9%
Healthcare	12.5%	18.0%
Hotel, gaming, and leisure	4.6%	5.5%
Human resource support services	3.9%	3.6%
Insurance	4.0%	4.3%
Internet services	3.2%	3.6%
Manufacturing	4.3%	1.6%
Office products	2.2%	2.4%
Oil, gas and consumable fuels	2.8%	3.2%
Other	0.5%	0.6%
Pharmaceuticals	4.5%	4.9%
Real Estate	—	0.7%
Retail and consumer products	7.3%	8.5%
Transportation	0.8%	4.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
United States
Midwest	9.5%	9.9%
Northeast	30.9%	21.9%
South	23.5%	26.1%
West	28.8%	29.7%
Canada	1.7%	1.9%
Europe	5.6%	10.5%
Total	100.0%	100.0%

5. Derivatives

Foreign Currency

The Company enters into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current forward exchange rate as of the measurement date as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The foreign currency forward contracts that the Company enters into typically have terms of approximately two months or less.  Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

During the three months ended September 30, 2016, the Company did not enter into any foreign currency forward contracts related to its investments denominated in foreign currencies. During the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, the Company entered into foreign currency forward contracts to facilitate settlement of purchases and sales of investments denominated in foreign currencies. The Company did not have any open foreign currency forward contracts as of September 30, 2016 or December 31, 2015.

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

	September 30, 2016
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets (1)	Account in the Consolidated Balance Sheets
Interest rate swap	12/15/2019	$115,000	$1,914	$—	$1,914	Receivable for interest rate swaps
Interest rate swap	10/5/2018	92,500	—	(409)	(409)	Receivable for interest rate swaps
Total		$207,500	$1,914	$(409)	$1,505

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

	December 31, 2015
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets (1)	Account in the Consolidated Balance Sheets
Interest rate swap	12/15/2019	$115,000	$128	$—	$128	Receivable for interest rate swaps
Interest rate swap	10/5/2018	92,500	274	—	274	Receivable for interest rate swaps
Total		$207,500	$402	$—	$402

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

During the three and nine months ended September 30, 2016, the Company received $1.3 million and $3.9 million, respectively, and paid $1.0 million and $3.0 million, respectively, related to the quarterly settlements of its $115 million notional amount interest rate swap. During the three and nine months ended September 30, 2015, the Company received $1.3 million and $3.9 million, respectively, and paid $0.9 million and $2.7 million, respectively, related to the quarterly settlements of its $115 million notional amount interest rate swap. The net amounts of these settlements are reductions to interest expense in the Company’s consolidated statements of operations.

During the three and nine months ended September 30, 2016, the Company received $0.1 million and $0.4 million, respectively, and paid $0.3 million and $0.8 million, respectively, related to the quarterly settlement of its $92.5 million notional amount interest rate swap. The net amounts of these settlements are a reduction to interest income in the Company’s consolidated statements of operations.

For the three and nine months ended September 30, 2016, the Company recognized $0.5 million of unrealized depreciation and $1.1 million of unrealized appreciation, respectively, on derivatives in the consolidated statement of operations related to the swap transactions. As of September 30, 2016 and December 31, 2015, the swap transactions had a net fair value of $1.5 million and $0.4 million, respectively, which is included in receivable for interest rate swaps in the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of September 30, 2016, $0.8 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet. The Company also had $0.9 million of cash collateral posted as of December 31, 2015, which is also included in restricted cash as a component of other assets on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2016 and December 31, 2015:

	Fair Value Hierarchy at September 30, 2016
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$176,003	$1,373,129	$1,549,132
Second-lien debt investments	—	19,047	34,329	53,376
Mezzanine and unsecured debt investments	10,478	5,124	—	15,602
Equity and other investments	9,508	7,899	8,055	25,462
Total Investments at Fair Value	$19,986	$208,073	$1,415,513	$1,643,572
Receivable on interest rate swaps	—	1,505	—	1,505
Total	$19,986	$209,578	$1,415,513	$1,645,077

	Fair Value Hierarchy at December 31, 2015
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$80,692	$1,229,491	$1,310,183
Second-lien debt investments	—	30,781	90,441	121,222
Mezzanine debt investments	—	20,165	7,801	27,966
Equity and other investments	9,933	8,200	8,205	26,338
Total Investments at Fair Value	$9,933	$139,838	$1,335,938	$1,485,709
Receivable on interest rate swaps	—	402	—	402
Total	$9,933	$140,240	$1,335,938	$1,486,111

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2016:

	As of and for the Three Months Ended
	September 30, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,377,204	$33,102	$—	$8,081	$1,418,387
Purchases / originations	315,590	—	—	—	315,590
Repayments / redemptions	(265,823)	—	—	(241)	(266,064)
Paid-in-kind interest	1,397	777	—	—	2,174
Net change in unrealized gains	(1,067)	417	—	215	(435)
Net realized losses	(141)	—	—	—	(141)
Net amortization of discount on securities	4,425	33	—	—	4,458
Transfers into (out of) Level 3 (1)	(58,456)	—	—	—	(58,456)
Balance, End of Period	$1,373,129	$34,329	$—	$8,055	$1,415,513

(1)	For the three months ended September 30, 2016, the transfers out of level 3 were due to observable market transactions related to one portfolio company investment.

	As of and for the Nine Months Ended
	September 30, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,229,491	$90,442	$7,801	$8,206	$1,335,940
Purchases / originations	598,878	(5)	—	—	598,873
Repayments / redemptions	(423,973)	(62,500)	(2,165)	(241)	(488,879)
Paid-in-kind interest	4,164	2,557	—	—	6,721
Net change in unrealized gains	13,503	2,851	280	90	16,724
Net realized gains (losses)	(346)	—	79	—	(267)
Net amortization of discount on securities	9,868	984	28	—	10,880
Transfers into (out of) Level 3 (1)	(58,456)	—	(6,023)	—	(64,479)
Balance, End of Period	$1,373,129	$34,329	$—	$8,055	$1,415,513

(1)	For the nine months ended September 30, 2016, the transfers out of level 3 were due to observable market transactions related to two portfolio company investments.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2015:

	As of and for the Three Months Ended
	September 30, 2015
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,179,301	$61,250	$—	$7,886	$1,248,437
Purchases / originations	141,699	30,192	—	7,843	179,734
Repayments / redemptions	(186,954)	—	—	—	(186,954)
Paid-in-kind interest	1,877	287	—	—	2,164
Net change in unrealized losses	(7,620)	(1,162)	—	(398)	(9,180)
Net realized losses	(2,228)	—	—	(2,837)	(5,065)
Net amortization of discount on securities	5,311	66	—	—	5,377
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,131,386	$90,633	$—	$12,494	$1,234,513

	As of and for the Nine Months Ended
	September 30, 2015
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,059,336	$61,250	$4,520	$9,368	$1,134,474
Purchases / originations	318,509	30,192	—	7,843	356,544
Repayments / redemptions	(258,097)	—	(4,887)	—	(262,984)
Paid-in-kind interest	3,546	287	1	—	3,834
Net change in unrealized gains (losses)	1,808	(1,253)	328	(1,879)	(996)
Net realized losses	(2,407)	—	—	(2,837)	(5,244)
Net amortization of discount on securities	8,690	157	38	—	8,885
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,131,385	$90,633	$—	$12,495	$1,234,513

The following tables present information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2016 and 2015:

	Net Change in Unrealized Appreciation for the Three Months Ended September 30, 2016 on Investments Held at September 30, 2016	Net Change in Unrealized Appreciation or (Depreciation) for the Three Months Ended September 30, 2015 on Investments Held at September 30, 2015
First-lien debt investments	$1,713	$(3,727)
Second-lien debt investments	417	(1,163)
Mezzanine and unsecured debt investments	—	—
Equity and other investments	215	(3,235)
Total	$2,345	$(8,125)

	Net Change in Unrealized Appreciation for the Nine Months Ended September 30, 2016 on Investments Held at September 30, 2016	Net Change in Unrealized Appreciation or (Depreciation) for the Nine Months Ended September 30, 2015 on Investments Held at September 30, 2015
First-lien debt investments	$14,059	$5,503
Second-lien debt investments	769	(1,253)
Mezzanine and unsecured debt investments	—	—
Equity and other investments	90	(3,090)
Total	$14,918	$1,160

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2016 and December 31, 2015. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
First-lien debt investments	$1,373,129	Income approach (1)(3)	Market yield	6.8% — 13.4% (9.7%)	Decrease
Second-lien debt investments	$34,329	Income approach	Market yield	11.1% — 11.1% (11.1%)	Decrease
Equity and other investments	$8,055	Market Multiple (2)(4)	Comparable multiple	8.7x — 13.5x (11.2x)	Increase

(1)	Includes $138.0 million of first-lien debt investments which were valued using the transacted value of the investments.
(2)	Includes $3.8 million of equity investments which were valued using the transacted value of the investments.
(3)	Includes $65.3 million of first lien debt investments which were valued using a waterfall of the asset valuation.
(4)	Includes $0.1 million of equity investments which were valued using a waterfall of the asset valuation.

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase to Input
First-lien debt investments	$1,229,491	Income approach (1)	Market yield	3.9% — 15.3% (10.8%)	Decrease
Second-lien debt investments	$90,441	Income approach	Market yield	12.1% — 13.8% (13.2%)	Decrease
Mezzanine and unsecured debt investments	$7,801	Income approach	Market yield	12.6% — 12.6% (12.6%)	Decrease
Equity and other investments	$8,205	Market Multiple or Discounted Cash Flow (2)	Comparable multiple or discount rate	8.4x — 13.5x (11.8x) or 12.0%	Increase or decrease

(1)	Includes $44.1 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the transacted value of the investments.
(2)	Includes $3.8 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the transacted value of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2016, approximates its carrying value as the outstanding balance is callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of September 30, 2016, was $118.0 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2016 and December 31, 2015, the Company’s asset coverage was 236.5% and 225.7%, respectively.

Debt obligations consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$821,250	$575,825	$245,425	$569,669
Convertible Senior Notes	115,000	115,000	—	110,446
Total Debt	$936,250	$690,825	$245,425	$680,115

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $6.2 million and $2.5 million, respectively.

	December 31, 2015
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$821,250	$540,305	$280,945	$532,996
Convertible Senior Notes	115,000	115,000	—	109,427
Total Debt	$936,250	$655,305	$280,945	$642,423

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $7.3 million and $3.1 million, respectively.

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$5,463	$3,955	$15,048	$10,875
Commitment fees	169	421	650	1,488
Amortization of debt issuance costs	582	3,814	1,732	5,303
Accretion of original issue discount	149	142	440	418
Swap settlement	(261)	(369)	(841)	(1,174)
Total Interest Expense	$6,102	$7,963	$17,029	$16,910
Average debt outstanding (in millions)	$769.9	$556.5	$715.3	$503.9
Weighted average interest rate	2.7%	2.6%	2.6%	2.6%
Average 1-month LIBOR rate	0.5%	0.2%	0.5%	0.2%

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

On February 27, 2014, the Company further amended and restated the agreement. The second amended and restated agreement (the Revolving Credit Facility), among other things:

•	increased the size of the facility to $581.3 million;
•	increased the size of the uncommitted accordion feature to allow the Company, under certain circumstances to increase the size of the facility up to $956.3 million;
•	increased the limit for swingline loans to $100 million.

•	with respect to $545 million in commitments;
•	extended the expiration of the revolving period from June 30, 2017 to February 27, 2018, during which period the Company, subject to certain conditions, may make borrowings under the facility, and;
•	extended the stated maturity date from July 2, 2018 to February 27, 2019; and
•	provided that borrowings under the multicurrency tranche will be available in certain additional currencies.

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

On December 10, 2015, TPG SL SPV, LLC became a guarantor under the Revolving Credit Facility.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2016, the Company had outstanding debt denominated in Swedish Krona (SEK) of 201.2 million, Euro (EUR) of 47.6 million and Pound Sterling (GBP) of 14.9 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense related to the Convertible Senior Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$1,294	$1,294	$3,881	$3,881
Accretion of original issue discount	149	142	440	418
Amortization of debt issuance cost	195	194	579	580
Total Interest Expense	$1,638	$1,630	$4,900	$4,879

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three and nine months ended September 30, 2016, the Company received $1.3 million and $3.9 million, respectively, and paid $1.0 million and $3.0 million, respectively, related to the quarterly settlements of its interest rate swaps. During the three and nine months ended September 30, 2015, the Company received $1.3 million and $3.9 million, respectively, and paid $0.9 million and $2.7 million, respectively, related to the quarterly settlements of its interest rate swaps. The net amounts of these settlements are reductions to interest expense in the Company’s consolidated statements of operations. In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps, realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2016, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of September 30, 2016, the components of the carrying value of the Convertible Senior Notes and the stated interest rate were as follows:

December 2019
Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(2,077)
Deferred financing costs	(2,476)
Carrying value of debt	$110,447
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate is three month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of September 30, 2016, the Company was in compliance with the terms of the Convertible Senior Notes Indenture.

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

As of September 30, 2016 and December 31, 2015, the Company was in compliance with the terms of its debt obligations.

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

As of September 30, 2016 and December 31, 2015, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2016	December 31, 2015
AppStar Financial, LLC - Revolver	$2,000	$2,000
AvidXchange, Inc. - Delayed Draw Term Loan	15,385	15,385
Clarabridge, Inc. - Revolver	2,500	2,500
CrunchTime Information Systems, Inc. - Delayed Draw Term Loan	12,000	12,000
CrunchTime Information Systems, Inc. - Revolver	2,000	2,000
Ecommerce Industries, Inc. - Delayed Draw Term Loan	—	4,800
Ecommerce Industries, Inc. - Revolver	2,486	2,486
Heartland Automotive Holdings, LLC - Revolver	4,722	2,833
Helix Health, Ltd. - Revolver	4,158	2,390
Highwinds Capital, Inc. - Revolver	—	200
IRGSE Holding Corp. - Revolver	197	552
Leaf US Holdings, Inc. - Revolver	2,000	2,000
Marketo, Inc. - Revolver	1,875	—
MyAlarm Center, LLC - Delayed Draw	1,384	2,164
Network Merchants, Inc. - Revolver	780	780
PayLease, LLC - Revolver	5,000	5,000
SailPoint Technologies, Inc. - Revolver	1,200	—
ScentAir Technologies, Inc. - Multi Draw Term Loan	—	1,500
ScentAir Technologies, Inc. - Revolver	2,143	2,143
Sears - ABL Revolver	—	17,913
Sovos Compliance, LLC	750	—
Total Portfolio Company Commitments	$60,580	$78,646

Other Commitments and Contingencies

As of September 30, 2016, the Company had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of September 30, 2016.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2016, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2016 and 2015. All shares issued to stockholders in the tables below are newly issued shares.

	Nine Months Ended
	September 30, 2016
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2015	December 31, 2015	February 1, 2016	147,809
February 24, 2016	March 31, 2016	May 2, 2016	186,204
May 4, 2016	June 30, 2016	August 1, 2016	168,621
Total Shares Issued			502,634

	Nine Months Ended
	September 30, 2015
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2014	December 31, 2014	February 2, 2015	162,490
February 24, 2015	March 31, 2015	May 1, 2015	41,441
May 7, 2015	June 30, 2015	August 3, 2015	26,258
Total Shares Issued			230,189

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

During the nine months ended September 30, 2016, the Company repurchased 86,081 shares under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. No shares were repurchased under the Company 10b5-1 Plan during the three months ended September 30, 2016. During each of the three and nine months ended September 30, 2015, 2,000 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $14.44, inclusive of commissions, for a total cost of $28.9.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Increase in net assets resulting from operations	$36,875	$9,337	$104,284	$67,910
Weighted average shares of common stock outstanding—basic and diluted	59,523,695	54,017,302	58,229,549	53,969,423
Earnings per common share—basic and diluted	$0.62	$0.17	$1.79	$1.26

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2016 was less than the conversion price for the Convertible Senior Notes outstanding as of September 30, 2016. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2016	March 31, 2016	April 29, 2016	$0.39
May 4, 2016	June 30, 2016	July 29, 2016	$0.39
August 3, 2016	September 30, 2016	October 31, 2016	$0.39
Total Dividends Declared			$1.17

	Nine Months Ended
	September 30, 2015
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2015	March 31, 2015	April 30, 2015	$0.39
May 7, 2015	June 30, 2015	July 31, 2015	$0.39
August 5, 2015	September 30, 2015	October 30, 2015	$0.39
Total Dividends Declared			$1.17

The dividends declared during the nine months ended September 30, 2016 and 2015 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2016 and 2015.

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Per Share Data (7)
Net asset value, beginning of period	$15.15	$15.53

Net investment income (1)	1.36	1.33
Net realized and unrealized gain (loss) (1)	0.43	(0.07)
Total from operations	1.79	1.26
Issuance of common stock, net of offering costs (2)	0.03	—
Dividends declared from net investment income (2)	(1.17)	(1.17)
Total increase in net assets	0.65	0.09
Net Asset Value, End of Period	$15.78	$15.62
Per share market value at end of period	$18.11	$16.43
Total return based on market value (3)	18.87%	6.18%
Total return based on net asset value (4)	11.83%	10.85%
Shares Outstanding, End of Period	59,580,513	54,025,547
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	10.43%	9.92%
Ratio of net investment income to average net assets	13.66%	12.25%
Portfolio turnover	44.54%	29.08%
Net assets, end of period	$940,469	$843,972

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of TICC Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 10.50% and 9.97% for the nine months ended September 30, 2016 and 2015, respectively.

(7)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended September 30, 2016.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2016, we have originated more than $5.0 billion aggregate principal amount of investments and retained approximately $3.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2016, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 90% of our total investments based on fair value, had weighted average annual revenue of $144.2 million and weighted average annual EBITDA of $32.9 million.

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

As of September 30, 2016, the average investment size in each of our portfolio companies was approximately $31.6 million based on fair value.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2016, the largest single investment based on fair value represented 4.5% of our total investment portfolio.

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

As of September 30, 2016, no industry represented more than 22.8% of our total investment portfolio.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2016, approximately 97.6% of our portfolio was invested in secured debt, including 94.4% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2016, the weighted average term on new investment commitments in new portfolio companies was 5.3 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of September 30, 2016, we had call protection on 86.3% of our debt investments based on fair value, with weighted average call prices of 106.7% for the first year, 103.5% for the second year and 101.6% for the third year, in each case from the date of the initial investment. As of September 30, 2016, 97.9% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 94.8% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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
TSSP, with approximately $18 billion of assets under management as of June 30, 2016, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 150 investment and operating professionals. As of September 30, 2016, twenty eight (28) of these personnel are dedicated to our business, including twenty one (21) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2016, 97.9% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 94.8% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the nine months ended September 30, 2016, 4.8% of our total investment income was comprised of PIK interest.

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

Dividend income on common equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Our portfolio activity also reflects the proceeds of sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the consolidated statements of operations.

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

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions, however, our total borrowings are limited so that our asset coverage ratio cannot fall below 200% immediately after any borrowing, as defined in the 1940 Act. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities from time to time.

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

Portfolio and Investment Activity

As of September 30, 2016, our portfolio based on fair value consisted of 94.4% first-lien debt investments, 3.2% second-lien debt investments, 0.9% mezzanine and unsecured debt investments and 1.5% equity and other investments. As of December 31, 2015, our portfolio based on fair value consisted of 88.2% first-lien debt investments, 8.1% second-lien debt investments, 1.9% mezzanine and unsecured debt investments, and 1.8% equity and other investments.

As of September 30, 2016 and December 31, 2015, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.3% and 10.3%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.3% and 10.1%, respectively.

As of September 30, 2016 and December 31, 2015, we had investments in 52 and 46 portfolio companies, respectively, with an aggregate fair value of $1,643.6 million and $1,485.7 million, respectively.

For the three months ended September 30, 2016, we made new investment commitments of $194.2 million in six new portfolio companies. For this period, we had $199.2 million aggregate principal amount in exits and repayments, resulting in a net portfolio decrease of $8.8 million aggregate principal amount.

For the three months ended September 30, 2015, we made new investment commitments of $184.8 million, $160.9 million to six new portfolio companies and $23.9 million to five existing portfolio companies. For this period, we had $148.4 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $15.8 million aggregate principal amount.

Our investment activity for the three months ended September 30, 2016 and 2015 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2016	September 30, 2015
New investment commitments:
Gross originations	$318.1	$184.8
Less: Syndications/sell downs	123.9	—
Total new investment commitments	$194.2	$184.8
Principal amount of investments funded:
First-lien	$190.4	$99.6
Second-lien	—	30.7
Mezzanine and unsecured	—	15.1
Equity and other	—	18.8
Total	$190.4	$164.2
Principal amount of investments sold or repaid:
First-lien	$174.9	$138.4
Second-lien	7.8	10.0
Mezzanine and unsecured	16.3	—
Equity and other	0.2	—
Total	$199.2	$148.4
Number of new investment commitments in new portfolio companies	6	6
Average new investment commitment amount in new portfolio companies	$32.4	$26.8
Weighted average term for new investment commitments in new portfolio companies (in years)	5.3	5.1
Percentage of new debt investment commitments at floating rates	100.0%	91.1%
Percentage of new debt investment commitments at fixed rates	—	8.9%
Weighted average interest rate of new investment commitments	9.7%	9.6%
Weighted average spread over LIBOR of new floating rate investment commitments	8.7%	8.9%
Weighted average interest rate on investments sold or paid down	8.0%	9.8%

As of September 30, 2016 and December 31, 2015, our investments consisted of the following:

	September 30, 2016		December 31, 2015
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,549.1	$1,552.6	$1,310.2	$1,333.1
Second-lien debt investments	53.4	57.3	121.2	126.0
Mezzanine and unsecured debt investments	15.6	15.4	28.0	29.8
Equity and other investments	25.5	40.6	26.3	40.8
Total	$1,643.6	$1,665.9	$1,485.7	$1,529.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,635.7	99.5%	$1,485.7	100.0%
Non-accrual (1)	7.9	0.5%	—	—
Total	$1,643.6	100.0%	$1,485.7	100.0%

	September 30, 2016		December 31, 2015
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,655.0	99.3%	$1,529.7	100.0%
Non-accrual (1)	10.9	0.7%	—	—
Total	$1,665.9	100.0%	$1,529.7	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Weighted average total yield of debt and income producing securities	10.3%	10.3%
Weighted average interest rate of debt and income producing securities	9.8%	9.8%
Weighted average spread over LIBOR of all floating rate investments	8.9%	8.8%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2016 and December 31, 2015. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2016		December 31, 2015
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,160.6	70.6%	$1,078.3	72.6%
2	363.0	22.1	266.1	17.9
3	112.1	6.8	114.5	7.7
4	—	—	26.8	1.8
5	7.9	0.5	—	—
Total	$1,643.6	100.0%	$1,485.7	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Total investment income	$53.9	$46.8	$142.7	$129.9
Less: Net expenses	22.6	20.5	61.8	57.0
Net investment income before income taxes	31.3	26.3	80.9	72.9
Less: Income taxes, including excise taxes	0.7	0.5	1.6	1.3
Net investment income	30.6	25.8	79.3	71.6
Net realized gains (losses) (1)	1.4	(5.0)	1.9	(3.3)
Net change in unrealized gains (losses) (1)	4.9	(11.5)	23.1	(0.4)
Net increase in net assets resulting from operations	$36.9	$9.3	$104.3	$67.9

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Interest from investments	$46.6	$45.5	$132.2	$124.5
Dividend income	0.5	0.5	1.4	0.5
Other income	6.8	0.8	9.1	4.9
Total investment income	$53.9	$46.8	$142.7	$129.9

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $45.5 million for the three months ended September 30, 2015 to $46.6 million for the three months ended September 30, 2016. The average size of our investment portfolio increased from $1.4 billion during the three months ended September 30, 2015 to $1.6 billion during the three months ended September 30, 2016. Accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $3.8 million for the three months ended September 30, 2015 to $2.5 million for the three months ended September 30, 2016. Prepayment fees were $5.3 million for the three months ended September 30, 2015. There were no prepayment fees for the three months ended September 30, 2016. The accelerated amortization and prepayment fees primarily resulted from full paydowns on four portfolio investments and earning a prepayment fee on one existing portfolio investment during the three months ended September 30, 2015 and from full paydowns on three portfolio investments and a partial paydown on one existing portfolio investment during the three months ended September 30, 2016. Dividend income for each of the three months ended September 30, 2016 and September 30, 2015 was $0.5 million. Other income increased from $0.8 million for the three months ended September 30, 2015 to $6.8 million for the three months ended September 30, 2016, primarily due to higher syndication, amendment and other fees earned during the third quarter of 2016.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $124.5 million for the nine months ended September 30, 2015 to $132.2 million for the nine months ended September 30, 2016, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $1.3 billion during the nine months ended September 30, 2015 to $1.6 billion during the nine months ended September 30, 2016. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $5.7 million for the nine months ended September 30, 2015 to $4.4 million for the nine months ended September 30, 2016. Prepayment fees decreased from $15.1 million for the nine months ended September 30, 2015 to $2.1 million for the nine months ended September 30, 2016. The accelerated amortization and prepayment fees primarily resulted from full paydowns on seven portfolio investments, a partial paydown on one portfolio investment and earning prepayment fees on two existing portfolio investments during the nine months ended September 30, 2015 and from full paydowns on five portfolio investments and partial paydowns on two portfolio investments during the nine months ended September 30, 2016. Dividend income increased from $0.5 million for the nine months ended September 30, 2015 to $1.4 million for the nine months ended September 30, 2016. Other income increased from $4.9 million for the nine months ended September 30, 2015 to $9.1 million for the nine months ended September 30, 2016, primarily due to higher syndication, amendment and other fees earned during the third quarter of 2016.

Expenses

Operating expenses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Interest	$6.1	$8.0	$17.0	$16.9
Management fees (net of waivers)	6.2	5.4	17.9	15.6
Incentive fees related to pre-incentive fee net investment income (net of waivers)	6.4	5.0	16.5	15.1
Incentive fees related to realized/unrealized capital gains	—	(2.0)	—	—
Professional fees	3.0	2.4	6.9	4.9
Directors fees	0.1	0.1	0.3	0.3
Other general and administrative	0.8	1.6	3.2	4.1
Net Expenses	$22.6	$20.5	$61.8	$56.9

Interest

Interest expense, including other debt financing expenses, decreased from $8.0 million for the three months ended September 30, 2015 to $6.1 million for the three months ended September 30, 2016. This decrease was primarily due to a decrease in loan origination expenses from the termination of the TPG SL SPV facility on September 25, 2015. The average interest rate on our debt outstanding was 2.6% for the three months ended September 30, 2015 and 2.7% for the three months ended September 30, 2016.

Interest expense, including other debt financing expenses, increased from $16.9 million for the nine months ended September 30, 2015 to $17.0 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in the average debt outstanding from $503.9 million for the nine months ended September 30, 2015 to $715.3 million for the nine months ended September 30, 2016. The average stated interest rate on our debt outstanding was 2.6% for each of the nine months ended September 30, 2015 and the nine months ended September 30, 2016.

Management Fees

Management Fees (net of waivers) increased from $5.4 million for the three months ended September 30, 2015 to $6.2 million for the three months ended September 30, 2016. Management Fees increased from $5.5 million for the three months ended September 30, 2015 to $6.2 million for the three months ended September 30, 2016 due to the increase in total assets, which increased from an average of $1.4 billion for the three months ended September 30, 2015 to an average of $1.6 billion for the three months ended September 30, 2016. Management Fees waived increased from $20.7 for the three months ended September 30, 2015 to $66.5 for the three months ended September 30, 2016, in each case consisting solely of Management Fees attributable to our ownership of shares of the TICC Shares.

Management Fees (net of waivers) increased from $15.6 million for the nine months ended September 30, 2015 to $17.9 million for the nine months ended September 30, 2016. Management Fees increased from $15.7 million for the nine months ended September 30, 2015 to $18.0 million for the nine months ended September 30, 2016 due to the increase in total assets, which increased from an average of $1.4 billion for the nine months ended September 30, 2015 to an average of $1.6 billion for the nine months ended September 30, 2016. Management Fees waived increased from $20.7 for the nine months ended September 30, 2015, to $97.2 for the nine months ended September 30, 2016, in each case consisting solely of Management Fees attributable to our ownership of shares of common stock in TICC Capital Corp., or the TICC Shares.

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

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $5.0 million for the three months ended September 30, 2015 to $6.4 million for the three months ended September 30, 2016. This increase resulted from the increase in the size of the portfolio and related increase in net investment income, including an increase in syndication, amendment, and other fees. Incentive Fees related to pre-Incentive Fee net investment income of $82.9 were waived for each of the three months ended September 30, 2015 and September 30, 2016, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. Incentive Fees related to capital gains and losses were $(2.0) million for the three months ended September 30, 2015. There were no Incentive Fees related to capital gains and losses for the three months ended September 30, 2016 due to unrealized losses on our investments.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $15.1 million for the nine months ended September 30, 2015 to $16.5 million for the nine months ended September 30, 2016. This increase resulted from the increase in the size of the portfolio and related increase in net investment income, including an increase in syndication, amendment, and other fees. Incentive Fees related to pre-Incentive Fee net investment income waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares, increased from $82.9 for the nine months ended September 30, 2015 to $248.7 for the nine months ended September 30, 2016. This increase resulted from the continued ownership of the TICC Shares that began August 5, 2015. There were no Incentive Fees related to capital gains and losses for the nine months ended September 30, 2015 or September 30, 2016 due to cumulative unrealized losses on our investments.

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TICC Shares for any period in which TICC Capital Corp. remains our portfolio company. The Adviser has not waived any part of the Incentive Fee related to capital gains and losses attributable to our ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital appreciation and depreciation with respect to the TICC Shares will be applied towards our cumulative realized capital gains on which the Incentive Fee related to capital gains and losses is calculated.

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

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $2.4 million for the three months ended September 30, 2015 to $3.0 million for the three months ended September 30, 2016 due to an increase in costs associated with servicing a growing investment portfolio and as a result of our corporate actions with respect to our investment in the TICC Shares. Other general and administrative fees decreased from $1.6 million for the three months ended September 30, 2015 to $0.8 million for the three months ended September 30, 2016.

Professional fees increased from $4.9 million for the nine months ended September 30, 2015 to $6.9 million for the nine months ended September 30, 2016 due to an increase in costs associated with servicing a growing investment portfolio and as a result of our corporate actions with respect to our investment in the TICC Shares. Other general and administrative fees decreased from $4.1 million for the nine months ended September 30, 2015 to $3.2 million for the nine months ended September 30, 2016.

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

For the three months ended September 30, 2016 and 2015, we recorded an expense of $0.7 million and $0.5 million, respectively, for U.S. federal excise tax. For the nine months ended September 30, 2016 and 2015, we recorded an expense of $1.6 million and $1.3 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Net realized gains (losses) on investments	$1.5	$(5.0)	$1.9	$(5.0)
Net realized gains on interest rate swaps	—	—	—	1.9
Net realized gains (losses) on foreign currency transactions	0.1	0.0	(0.0)	(0.2)
Net realized losses on foreign currency investments	(1.8)	(0.1)	(2.0)	(0.3)
Net realized gains on foreign currency borrowings	1.6	0.1	2.0	0.3
Net realized gains (losses)	$1.4	$(5.0)	$1.9	$(3.3)

Change in unrealized gains on investments	$18.2	$7.1	$36.7	$12.2
Change in unrealized losses on investments	(11.4)	(21.7)	(15.2)	(17.8)
Net Change in Unrealized Gains (Losses) on Investments	$6.8	$(14.6)	$21.5	$(5.6)
Unrealized appreciation (depreciation) on foreign currency borrowings	$(1.4)	$1.3	$0.5	$4.5
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	0.0	(0.1)	(0.0)	(0.0)
Unrealized appreciation (depreciation) on interest rate swaps	(0.5)	1.9	1.1	0.7
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(1.9)	$3.1	$1.6	$5.2

Net Change in Unrealized Gains (Losses)	$4.9	$(11.5)	$23.1	$(0.4)

For the three and nine months ended September 30, 2016, we had net realized gains on investments of $1.4 million and $1.9 million, respectively. For the three and nine months ended September 30, 2016, we did not have realized gains or losses on interest rate swaps. For the three and nine months ended September 30, 2016, we had net realized gains of $0.1 million and net realized losses of less than $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating currency related to our investments denominated in foreign currencies. For the three and nine months ended September 30, 2016, we had net realized losses of $1.8 million and $2.0 million, respectively, on foreign currency investments. For the three and nine months ended September 30, 2016, we had net realized gains of $1.6 million and $2.0 million, respectively, on foreign currency borrowings.

For the three months ended September 30, 2016 we had $18.2 million in unrealized appreciation on 42 portfolio company investments, which was offset by $11.4 million in unrealized depreciation on 14 portfolio company investments. For the nine months ended September 30, 2016 we had $36.7 million in unrealized appreciation on 43 portfolio company investments, which was offset by $15.2 million in unrealized depreciation on 14 portfolio company investments. Unrealized appreciation resulted from an increase in fair market value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and nine months ended September 30, 2016, we had unrealized depreciation of $1.4 million and unrealized appreciation of $0.5 million, respectively, on foreign currency borrowings as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the three and nine months ended September 30, 2016, we had unrealized appreciation of less than $0.1 million and unrealized depreciation of less than $0.1 million, respectively, on foreign currency cash and forward contracts. For the three and nine months ended September 30, 2016, we had unrealized depreciation of $0.5 million and unrealized appreciation $1.1 million, respectively, on interest rate swaps due to fluctuations in interest rates.

For the three and nine months ended September 30, 2015, we had net realized losses on investments of $5.0 million and $5.0 million, respectively, primarily related to two portfolio companies. For the nine months ended September 30, 2015, we had net realized gains on interest rate swaps of $1.9 million. We did not have realized gains or losses on interest rate swaps for the three months ended September 30, 2015. For the three and nine months ended September 30, 2015, we had net realized gains on foreign currency transactions of less than $0.1 million and net realized losses on foreign currency transactions of $0.2 million, respectively, primarily from translating currency related to our investments denominated in foreign currencies. For the three and nine months ended September 30, 2015, we had net realized foreign currency losses on investments denominated in foreign currencies of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2015, we had net realized foreign currency gains on borrowings of $0.1 million and $0.3 million, respectively.

For the three months ended September 30, 2015, we had $7.1 million in unrealized appreciation on seven portfolio company investments, which was offset by $21.7 million in unrealized depreciation on 33 portfolio company investments. For the nine months ended September 30, 2015, we had $12.2 million in unrealized appreciation on 16 portfolio company investments, which was offset by $17.8 million in unrealized depreciation on 26 portfolio company investments. Unrealized appreciation for the three and nine months ended September 30, 2015 resulted from an increase in fair market value, primarily due to positive valuation adjustments in the portfolio. Unrealized depreciation for the three and nine months ended September 30, 2015 primarily resulted from widening in credit spreads, the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2016, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 15.6% (based on cash invested of $1.5 billion and total proceeds from these exited investments of $1.9 billion). Ninety two percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under our Revolving Credit Facility to fund these investments.  For the three and nine months ended September 30, 2016, we had an unrealized loss of $1.4 million and an unrealized gain of $0.5 million, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2016.  See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2016. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

During the three months ended September 30, 2016, we did not enter into any foreign currency forward contracts related to our investments denominated in foreign currencies. During the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, we entered into foreign currency forward contracts to facilitate settlement of purchases and sales of investments denominated in foreign currencies. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, and cash flows from operations. The primary uses of our cash and cash equivalents are:

•	investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements;
•	the cost of operations (including paying our Adviser);
•	debt service, repayment, and other financing costs; and
•	cash dividends to the holders of our shares.

The capital commitments of our private phase investors terminated upon the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of September 30, 2016 and December 31, 2015, our asset coverage ratio was 236.5% and 225.7%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2016, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2016, we had approximately $245.5 million of availability on our Revolving Credit Facility.

As of September 30, 2016, we had $3.9 million in cash and cash equivalents, an increase of $1.5 million from December 31, 2015. During the nine months ended September 30, 2016, we used $54.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $643.8 million and net cash from other operating activity of $4.8 million, which was partially offset by repayments on investments of $490.3 million and an increase in net assets resulting from operations of $104.3 million. Lastly, cash provided by financing activities was $55.5 million during the period, primarily due to borrowings of $476.4 million and proceeds from issuance of common stock, net of offering and underwriting costs, of $78.2 million, which was partially offset by repayments on debt of $438.4 million, purchases of treasury stock of $1.3 million, and dividends paid of $59.4 million.

As of September 30, 2016, we had $0.8 million of restricted cash pledged as collateral under our interest rate swap agreements, a decrease of $0.1 million from December 31, 2015.

Equity

On March 3, 2016, we issued 5,000,000 shares of common stock at $16.42 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $78.3 million.

During the nine months ended September 30, 2016 and 2015, we issued 502,634 and 230,189 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $8.0 million and $3.9 million, respectively. On November 1, 2016, we issued 135,692 shares of our common stock through our dividend reinvestment plan for proceeds of $2.3 million, which is not reflected in the number of shares issued for the nine months ended September 30, 2016 in this section or the consolidated financial statements for the three and nine months ended September 30, 2016.

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

During the nine months ended September 30, 2016, 86,081 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. No shares were repurchased under the Company 10b5-1 Plan during the three months ended September 30, 2016. During each of the three and nine months ended September 30, 2015, 2,000 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $14.44, inclusive of commissions, for a total cost of $28.9.

Debt

Debt obligations consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$821.3	$575.8	$245.5	$569.7
Convertible Senior Notes	115.0	115.0	—	110.4
Total Debt	$936.3	$690.8	$245.5	$680.1

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $6.2 million and $2.5 million, respectively.

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$821.3	$540.3	$280.9	$533.0
Convertible Senior Notes	115.0	115.0	—	109.4
Total Debt	$936.3	$655.3	$280.9	$642.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Senior Notes are presented net of deferred financing costs of $7.3 million and $3.1 million, respectively.

As of September 30, 2016 and December 31, 2015, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

On February 27, 2014, we further amended and restated the agreement. The second amended and restated agreement (the Revolving Credit Facility), among other things:

•	increased the size of the facility to $581.3 million;
•	increased the size of the uncommitted accordion feature to allow us, under certain circumstances, to increase the size of the facility up to $956.3 million;
•	increased the limit for swingline loans to $100 million;
•	with respect to $545 million in commitments;
•	extended the expiration of the revolving period from June 30, 2017 to February 27, 2018, during which period the Company, subject to certain conditions, may make borrowings under the facility, and;
•	extended the stated maturity date from July 2, 2018 to February 27, 2019; and
•	provided that borrowings under the multicurrency tranche will be available in certain additional currencies.

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

On December 10, 2015, TPG SL SPV, LLC became a guarantor under the Revolving Credit Facility.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2016, we had outstanding debt denominated in Swedish Krona (SEK) of 201.2 million, Euro (EUR) of 47.6 million and Pound Sterling (GBP) of 14.9 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

As of September 30, 2016, the principal amount of the Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Senior Notes Indenture. As of September 30, 2016, we were in compliance with the terms of the Convertible Senior Notes Indenture.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2016 and December 31, 2015, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2016	December 31, 2015
AppStar Financial, LLC - Revolver	$2.0	$2.0
AvidXchange, Inc. - Delayed Draw Term Loan	15.4	15.4
Clarabridge, Inc. - Revolver	2.5	2.5
CrunchTime Information Systems, Inc. - Delayed Draw Term Loan	12.0	12.0
CrunchTime Information Systems, Inc. - Revolver	2.0	2.0
Ecommerce Industries, Inc. - Delayed Draw Term Loan	—	4.8
Ecommerce Industries, Inc. - Revolver	2.5	2.5
Heartland Automotive Holdings, LLC - Revolver	4.7	2.8
Helix Health, Ltd. - Revolver	4.1	2.4
Highwinds Capital, Inc. - Revolver	—	0.2
IRGSE Holding Corp. - Revolver	0.2	0.6
Leaf US Holdings, Inc. - Revolver	2.0	2.0
Marketo Inc. - Revolver	1.9	—
MyAlarm Center, LLC - Delayed Draw	1.4	2.2
Network Merchants, Inc. - Revolver	0.8	0.8
PayLease, LLC - Revolver	5.0	5.0
SailPoint Technologies Inc. - Revolver	1.2	—
ScentAir Technologies, Inc. - Multi Draw Term Loan	—	1.5
ScentAir Technologies, Inc. - Revolver	2.1	2.1
Sears - ABL Revolver	—	17.9
Sovos Compliance, LLC - Revolver	0.8	—
Total Portfolio Company Commitments	$60.6	$78.6

Other Commitments and Contingencies

As of September 30, 2016, we had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of September 30, 2016.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2016 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$575.8	$—	$—	$575.8	$—
Convertible Senior Notes	115.0	—	—	115.0	—
Total Contractual Obligations	$690.8	$—	$—	$690.8	$—

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

As of September 30, 2016, 97.9% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 94.8% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates. In connection with our Convertible Senior Notes, which bear interest at a fixed rate, we have entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of September 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$45.5	$20.6	$24.9
Up 200 basis points	$29.4	$13.7	$15.7
Up 100 basis points	$13.3	$6.9	$6.4
Down 25 basis points	$(0.3)	$(1.5)	$1.2

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and our Quarterly Report on Form 10-Q for the period ended June 30, 2016, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 7, 2016, the Board of Directors of the Company approved the change of the Company’s registered agent in Delaware and approved the amended and restated bylaws of the Company (the “Amended and Restated Bylaws”) reflecting such change. On November 7, 2016, the Company filed a Certificate of Change of Registered Agent and/or Registered Office (the “Certificate of Change”) with the State of Delaware Secretary of State to effectuate the change.

A copy of the Certificate of Change is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q, and a copy of the Amended and Restated Bylaws is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

(a) Exhibits.

3.1	Certificate of Change of Registered Agent and/or Registered Office

3.2	Bylaws of TPG Specialty Lending, Inc., effective as of November 7, 2016

31.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Co-CEOs and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: November 7, 2016	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: November 7, 2016	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: November 7, 2016	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer