Form 10-K
period 2016-12-31
TPG Specialty Lending, Inc.
filed 2017-02-22
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016, based on the closing price on that date of $16.61 on The New York Stock Exchange, was approximately $941,466,811. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 22, 2017 was 59,839,041.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2017 annual meeting of stockholders are incorporated by reference in Part III.

TPG SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

PART I

In this Annual Report, except where the context suggests otherwise, the terms “TSL,” “TSLX,” “we,” “us,” “our,” and “the Company” refer to TPG Specialty Lending, Inc. The term “Adviser” refers to TSL Advisers, LLC, a Delaware limited liability company. The term “TSSP” refers to TPG Special Situations Partners. The term “TPG” refers to TPG Global, LLC and its affiliates.

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2016, we have originated more than $5.0 billion aggregate principal amount of investments and retained approximately $3.5 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2016, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 88.2% of our total investments based on fair value, had weighted average annual revenue of $144.1 million and weighted average annual EBITDA of $31.4 million.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees.

We have operated as a business development company, or a BDC, since we began our investment activities in July 2011, and we are currently one of the largest publicly listed BDCs by total assets. In conducting our investment activities, we believe that we benefit from the significant scale and resources of our Adviser and its affiliates.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2016, based on fair value our portfolio consisted of 96.5% first-lien debt investments, 1.2% second-lien debt investments, 0.6% mezzanine and unsecured debt investments, and 1.7% equity and other investments. Approximately 98.4% of our debt investments based on fair value as of December 31, 2016 bore interest at floating rates (when including investment specific hedges), with 94.8% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2016 we had investments in 52 portfolio companies. As of December 31, 2016, the average investment size in each of our portfolio companies was approximately $31.9 million based on fair value. As of December 31, 2016, the largest single investment based on fair value represented 4.5% of our total investment portfolio.

As of December 31, 2016, our portfolio was invested across 19 different industries. The largest industries in our portfolio as of December 31, 2016 were business services and healthcare, which represented, as a percentage of our portfolio, 22.6%, and 12.2%, respectively, based on fair value.

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

TSSP, with over $18 billion of assets under management as of December 31, 2016, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 160 investment and operating professionals. As of December 31, 2016, twenty nine (29) of these personnel are dedicated to our business, including twenty one (21) investment professionals.

TPG is a leading global private investment firm founded in 1992 with $74 billion of assets under management as of September 30, 2016, and offices in San Francisco, Fort Worth, New York and throughout the world. In addition to TSSP, TPG’s investment business includes discrete investment platforms focused on a range of alternative investment products, including TPG Capital, which is TPG’s flagship large capitalization private equity business and focuses on global investments across all major industry sectors; TPG Growth, which invests in small- and middle-market growth equity and corporate opportunities in all major industry sectors in North America and in other developed and emerging markets; TPG Biotechnology Partners, which invests in early- and late-stage venture capital opportunities in the biotechnology and related life sciences industries; and TPG Real Estate, which is the real estate platform of TPG. TPG has extensive experience with global public and private investments executed through leveraged buyouts, recapitalizations, spinouts, growth investments, joint ventures and restructurings, and has a team of over 300 professionals.

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

In November 2016, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2017, and may be extended subject to required approvals.

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

Due Diligence Process

The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment team responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, our diligence of each opportunity may include:

•	understanding the purpose of the capital requirement, the key personnel and variables, as well as the sources and uses of the proceeds;
•	meeting the company’s management, including top and middle-level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•	checking management’s backgrounds and references;
•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging TSSP and TPG internal resources with institutional knowledge of the company’s business; and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process

After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by senior investment professionals. If these senior and other investment professionals are supportive of pursuing the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate, on a case-by-case basis.

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

As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

•

An investment is rated 1 if, in the opinion of the Adviser, it is performing as agreed and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements. For these investments, the Adviser generally prepares monthly reports on investment performance and intensive quarterly asset reviews.

•

An investment is rated 2 if it is performing as agreed, but, in the opinion of the Adviser, there may be concerns about the company’s operating performance or trends in the industry. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also researches any areas of concern with the objective of early intervention with the portfolio company.

•

An investment will be assigned a rating of 3 if it is paying as agreed but a material covenant violation is expected. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also adds the investment to its “watch list” and researches any areas of concern with the objective of early intervention with the portfolio company.

•

An investment will be assigned a rating of 4 if a material covenant has been violated, but the company is making its scheduled payments. For these investments, the Adviser prepares a bi-monthly asset review email and generally has monthly meetings with senior management. For investments where there have been material defaults, including bankruptcy filings, failures to achieve financial performance requirements or failure to maintain liquidity or loan-to-value requirements, the Adviser often will take immediate action to protect its position. These remedies may include negotiating for additional collateral, modifying investment terms or structure, or payment of amendment and waiver fees.

•

A rating of 5 indicates an investment is in default on its interest or principal payments. For these investments, our Adviser reviews the investment on a bi-monthly basis and, where possible, pursues workouts that achieve an early resolution to avoid further deterioration. The Adviser retains legal counsel and takes actions to preserve our rights, which may include working with the portfolio company to have the default cured, to have the investment restructured or to have the investment repaid through a consensual workout.

For more information on the investment performance ratings of our portfolio, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Portfolio and Investment Activity.”

Investment Review Committee

The Adviser manages our portfolio under the general oversight of the Investment Review Committee. The Investment Review Committee includes certain individuals who are senior personnel of the Adviser and TSSP, as well as certain other persons appointed by the Adviser from time to time. Our Investment Team and the Investment Review Committee are supported by and have access to the investment professionals, analytical capabilities and support personnel of TSSP and TPG.

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

Investments

As of December 31, 2016 and 2015, we had made investments with an aggregate fair value of $1,657.4 million and $1,485.7 million, respectively, in 52 and 46 portfolio companies, respectively.

Investments consisted of the following at December 31, 2016 and 2015:

	December 31, 2016
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,592.8	$1,599.6	$6.8
Second-lien debt investments	24.0	19.6	(4.4)
Mezzanine and unsecured debt investments	10.7	10.7	—
Equity and other investments	40.2	27.5	(12.7)
Total Investments	$1,667.7	$1,657.4	$(10.3)

	December 31, 2015
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	(Loss)
First-lien debt investments	$1,333.1	$1,310.2	$(22.9)
Second-lien debt investments	126.0	121.2	(4.8)
Mezzanine and unsecured debt investments	29.8	28.0	(1.8)
Equity and other investments	40.8	26.3	(14.5)
Total Investments	$1,529.7	$1,485.7	$(44.0)

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Automotive	1.8%	2.2%
Beverage, food, and tobacco	3.5%	4.2%
Business services	22.6%	21.2%
Chemicals	0.7%	0.5%
Education	6.0%	1.8%
Electronics	4.2%	5.5%
Financial services	10.8%	2.9%
Healthcare	12.2%	18.0%
Hotel, gaming, and leisure	4.5%	5.5%
Human resource support services	3.8%	3.6%
Insurance	4.0%	4.3%
Internet services	3.1%	3.6%
Manufacturing	3.2%	1.6%
Office products	2.2%	2.4%
Oil, gas and consumable fuels	2.7%	3.2%
Other	0.5%	0.6%
Pharmaceuticals	4.5%	4.9%
Real Estate	—	0.7%
Retail and consumer products	8.9%	8.5%
Transportation	0.8%	4.8%
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the product or services (such as software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
United States
Midwest	12.8%	9.9%
Northeast	29.3%	21.9%
South	24.5%	26.1%
West	28.0%	29.7%
Canada	1.6%	1.9%
Europe	3.8%	10.5%
Total	100.0%	100.0%

Loan Commitments

As of December 31, 2016 and 2015, we had the following commitments to fund investments in current portfolio companies:

	December 31, 2016	December 31, 2015
AppStar Financial, LLC - Revolver	$2,000	$2,000
AvidXchange, Inc. - Delayed Draw Term Loan	—	15,385
Clarabridge, Inc. - Revolver	2,500	2,500
CrunchTime Information Systems, Inc. - Delayed Draw Term Loan	12,000	12,000
CrunchTime Information Systems, Inc. - Revolver	2,000	2,000
Ecommerce Industries, Inc. - Delayed Draw Term Loan	—	4,800
Ecommerce Industries, Inc. - Revolver	2,486	2,486
Heartland Automotive Holdings, LLC - Revolver	4,139	2,833
Helix Health, Ltd. - Revolver	3,903	2,390
Highwinds Capital, Inc. - Revolver	—	200
IRGSE Holding Corp. - Revolver	245	552
Leaf US Holdings, Inc. - Revolver	2,000	2,000
Marketo, Inc. - Revolver	1,875	—
MyAlarm Center, LLC - Delayed Draw	774	2,164
Network Merchants, Inc. - Revolver	780	780
PayLease, LLC - Revolver	5,000	5,000
SailPoint Technologies, Inc. - Revolver	1,200	—
ScentAir Technologies, Inc. - Multi Draw Term Loan	—	1,500
ScentAir Technologies, Inc. - Revolver	2,143	2,143
Sears - ABL Revolver	—	17,913
Sovos Compliance, LLC - Revolver	750	—
Total Portfolio Company Commitments	$43,795	$78,646

Other Commitments and Contingencies

As of December 31, 2016, we had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of December 31, 2016. As of December 31, 2015, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of December 31, 2015.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2016, management is not aware of any pending or threatened litigation.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2016 and 2015, our asset coverage was 237.7% and 225.7%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016
	Aggregate Principal	Outstanding	Amount
($ in millions)	Amount Committed	Principal	Available (1)
Revolving Credit Facility	$945.0	$578.7	$366.3
2019 Convertible Senior Notes	115.0	115.0	—
Total Debt Obligations	$1,060.0	$693.7	$366.3

	December 31, 2015
	Aggregate Principal	Outstanding	Amount
($ in millions)	Amount Committed	Principal	Available (1)
Revolving Credit Facility	$821.3	$540.3	$280.9
2019 Convertible Senior Notes	115.0	115.0	—
Total Debt Obligations	$936.3	$655.3	$280.9

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.

For the years ended December 31, 2016, 2015 and 2014, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
($ in millions)	December 31, 2016	December 31, 2015	December 31, 2014
Interest expense	$19.5	$13.8	$10.0
Commitment fees	0.8	1.8	2.3
Amortization of debt issuance costs	2.2	5.8	2.5
Accretion of original issue discount	0.6	0.6	0.3
Total Interest Expense	$23.1	$22.0	$15.1

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

We expect to use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. We reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the market price per share of our common stock at the close of regular trading on the New York Stock Exchange, or “NYSE,” on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.

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

For the years ended December 31, 2016 and 2015, Management Fees were $24.3 million and $21.3 million, respectively, of which $0.1 million and $0.1 million were waived (see below).

Prior to our initial public offering, or IPO, in March 2014, the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital and (ii) 0.75% of aggregate drawn capital (including capital drawn to pay our expenses) as determined as of the end of any calendar quarter (the “Pre-IPO Waiver”).

In addition, the Adviser has voluntarily waived the Management Fee on our ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”) for any period in which TICC Capital Corp. remains our portfolio company.

For the years ended December 31, 2016 and 2015, Management Fees of $0.1 million and $0.1 million, respectively, were waived, consisting solely of Management Fees attributable to our ownership of the TICC Shares. For the year ended December 31, 2014 Management Fees of $2.5 million were waived pursuant to the Pre-IPO Waiver. Any waived Management Fees are not subject to recoupment by the Adviser.

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

Pre-Incentive Fee net investment income means dividends, interest and fee income accrued by us during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that we may not have received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

We accrue the Incentive Fee taking into account unrealized gains and losses; however, Section 205(b)(3) of the Advisers Act, as amended, prohibits the Adviser from receiving the payment of fees until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future. For the years ended December 31, 2016 and 2015, Incentive Fees were $22.7 million and $20.2 million, respectively, comprised of fees related to pre-incentive fee net investment income. For the years ended December 31, 2016 and 2015, no incentive fees were accrued related to capital gains.

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

For the years ended December 31, 2016 and 2015, Incentive Fees of $0.3 million and $0.2 million were waived, respectively, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

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

In November 2016, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2017, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. The Administration Agreement was subsequently amended on February 22, 2017 to make certain clarifications to the agreement, including with respect to the scope of the costs and expenses of the Administrator’s services. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the years ended December 31, 2016 and 2015, we incurred expenses of $3.1 million and $3.6 million, respectively, for administrative services payable under the terms of the Administration Agreement.

From time to time, the Adviser may pay amounts owed by us to third-party providers of goods or services, including the Board, and we will subsequently reimburse the Adviser for such amounts paid on our behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

In February 2017, the Board approved an amendment to the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until February 2018, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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
(4)

The “catch-up” provision is intended to provide the Adviser with an Incentive Fee of 17.5% on all of our pre-Incentive Fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.5% in any calendar quarter and is not applied once the Adviser has received 17.5% of investment income in a quarter. The “catch-up” portion of our pre-Incentive Fee Net Investment Income is the portion that exceeds the 1.5% hurdle rate but is less than or equal to approximately 1.82% (that is, 1.5% divided by (1 – 0.175)) in any fiscal quarter.

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2017, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, TSSP, TPG and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed the Investment Advisory Agreement in November 2016. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Adviser;
•	our investment performance and the performance of the Adviser;
•

the extent to which economies of scale would be realized as we grow, and whether the fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of our stockholders;

•	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;
•	our expense ratio compared to BDCs with similar investment objectives;
•	any existing and potential sources of indirect income to the Adviser from its relationships with us and the profitability of those income sources;
•	information about the services to be performed and the personnel performing those services under the Investment Advisory Agreement;
•	the organizational capability and financial condition of the Adviser and its respective affiliates; and
•	the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

The Board also takes into consideration the reimbursement of expenses incurred by the Adviser on our behalf, which expenses include travel expenses, when determining whether to approve renewal of the Investment Advisory Agreement and the Administration Agreement. No one factor was given greater weight than any others, but rather the Board considered all factors collectively as a whole.

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after any borrowing or issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2016 and 2015, our asset coverage was 237.7% and 225.7% respectively.

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

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate for us to invest, with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested.

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

Further, in accordance with the exemptive order, we have undertaken that, in connection with any commitment to a co-investment or follow-on investment, a “required majority” (as defined in Section 57(o) of the 1940 Act) of Independent Directors must make certain conclusions, including that:

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

Senior Securities

As a BDC, we generally must have 200% asset coverage for our debt after incurring any new indebtedness, meaning that the total value of our assets must be at least twice the amount of the debt (i.e., 50% leverage). As of December 31, 2016 and 2015, our asset coverage was 237.7% and 225.7% respectively.

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

Lastly, the SEC has issued a proposed rule, Rule 18f-4, that if adopted would potentially constrain our ability to use leverage if we have substantial exposure to swaps and other derivatives, or have significant outstanding financial commitments to our portfolio companies. See “—Risks Related to Our Portfolio Company Investments—We expose ourselves to risks when we engage in hedging transactions.”

As of December 31, 2016, we had $693.7 million of outstanding indebtedness, which had an annualized interest cost of 2.70% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rate on our 2019 Convertible Senior Notes. As of December 31, 2016, the interest rate on our 4.50% Convertible Senior Notes due 2019, or the 2019 Convertible Senior Notes, as adjusted to give effect to the interest rate swaps, was three-month London Interbank Offered Rate, or LIBOR, plus 286 basis points.

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

	Assumed Return on Our Portfolio (net of expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (1)	-19.56%	-10.77%	-1.97%	6.83%	15.63%

(1)

Assumes, as of December 31, 2016, (i) $1.7 billion in total assets, (ii) $693.7 million in outstanding indebtedness, (iii) $952.2 million in net assets and (iv) annualized interest cost of 2.70%, under the terms of our debt.

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

As a BDC, under the 1940 Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 200%. Legislation introduced in the prior congressional session, if reintroduced and if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and you may face increased investment risk. In addition, since our Management Fee is calculated as a percentage of the value of our gross assets, which includes cash, cash equivalents and any borrowings for investment purposes, our Management Fee expenses will increase if we incur additional indebtedness.

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

As of December 31, 2016 and 2015, we elected to retain approximately $52 million and $38 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded a net expense of $2.2 million and $1.5 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

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

If TPG and the Adviser were to determine that an investment is appropriate both for us and for one or more other TSSP or TPG vehicles, we would only be able to make the investment in conjunction with another vehicle to the extent the exemptive order granted to us by the SEC permits us to do so or the investment is otherwise permitted under relevant SEC guidance. On December 16, 2014, we were granted an exemptive order from the SEC that, if certain conditions are met, allows us to co-invest with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. These conditions include, among others, prior approval by a majority of our Independent Directors and that the terms and conditions of the investment applicable to any affiliates of TSSP and TPG must be the same as those applicable to us. We cannot assure you when or whether we will apply for any other exemptive relief in the future and whether such orders will be obtained.

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with TSSP and TPG. Any new investment advisory agreement would require stockholder approval.

The Adviser has the right, under the Investment Advisory Agreement and the Administration Agreement, to resign at any time on 60 days’ written notice, regardless of whether we have found a replacement. In addition, our Board has the authority to remove the Adviser for any reason or for no reason, or may choose not to renew the Investment Advisory Agreement and the Administration Agreement. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of stockholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to pay dividends, are likely to be adversely affected, and the value of our common stock may decline.

Any new Investment Advisory Agreement would be subject to approval by our stockholders. Even if we are able to enter into comparable management or administrative arrangements, the integration of a new adviser or administrator and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

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

Our Board has the authority to change our investment objective and modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be a BDC and we may not withdraw our election as a BDC. We cannot predict the effect any changes to our current operating policies or strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects may adversely affect our business and impact our ability to pay dividends.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In particular, changes to the laws and regulations governing BDCs or the interpretation of these laws and regulations by the staff of the SEC could disrupt our business model. In addition, certain members of Congress have put forth proposals that could impact the U.S. federal income tax treatment of debt. The details of these proposals are not sufficiently clear to ascertain their potential impact on our business nor is the likelihood of any such proposals being enacted into law certain at this time. However, if any such proposals were enacted it is possible that they might impact us and our business. Any changes to the laws and regulations governing our operations or the U.S. federal income tax treatment of our assets may cause us to alter our investment strategy to avail ourselves of new or different opportunities. For more information on tax regulatory risks, see “Risks Related to our Portfolio Company Investments.”

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in December 2015, the Federal Reserve raised the target range for the federal funds rate by 0.25% and, in December 2016, the Federal Reserve further raised the target range by an additional 0.25%. If key economic indicators, such as the unemployment rate or inflation, continue to show signs of improvement, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

We are subject to risks associated with our investments in energy companies.

As of December 31, 2016, our investments in portfolio companies that operate in the oil, gas and consumable fuels industry represent 2.7% of our total portfolio. The energy industry has been in a period of disruption and volatility that has been characterized by decreases in oil and gas prices and production levels. This disruption and volatility has led to, and future disruptions and volatility may lead to, decreases in the credit quality and performance of certain of our debt and equity investments in energy companies, which could, in turn, negatively impact the fair value of our investments in energy companies. Any prolonged decline in oil and gas prices or production levels could adversely impact the ability of our portfolio companies in the energy industry to satisfy financial or operating covenants that may be imposed by us and other lenders or to make payments to us as and when due, which could have a material adverse effect on our business, financial condition and results of operations. In addition, energy companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our energy-related investments as well as our cash flows from such investments.

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

If we were to create a CLO or other securitization vehicle, we would depend on distributions from the vehicle to pay dividends to our stockholders. The ability of a CLO or other securitization vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO or other securitization vehicle equity interest, to receive cash flow from these investments. We cannot assure you that any such performance tests would be satisfied. Also, a CLO or other securitization vehicle may take actions that delay distributions to preserve ratings and to keep the cost of present and future financings lower or the financing vehicle may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of its debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO or other securitization vehicle, or cash flow may be completely restricted for the life of the CLO or other securitization vehicle.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our Independent Directors and, in some cases, exemptive relief from the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors and, in some cases, exemptive relief from the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

The decision by TSSP, TPG or our Adviser to allocate an opportunity to another entity could cause us to forgo an investment opportunity that we otherwise would have made. We also generally will be unable to invest in any issuer in which TSSP, TPG and its other affiliates or a fund managed by TSSP, TPG or its other affiliates has previously invested or in which they are making an investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions, with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. We and our affiliates, including investment funds managed by our affiliates, are only permitted to co-invest in accordance with the terms of the exemptive order or in the limited circumstances otherwise currently permitted by regulatory guidance.

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

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of Brexit could also have negative impacts on both the U.K. economy and the economies of other countries in Europe. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. stockholders free from withholding taxes.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk and interest rate risk related to specific portfolio companies. In addition, in connection with the offering of our 2019 Convertible Senior Notes, which bear interest at a fixed rate, we entered into fixed-to-floating interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

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

Recent and anticipated regulatory changes require that certain types of swaps, including interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Cleared swaps, such as the interest rate swaps we entered into in connection with our 2019 Convertible Senior Notes and 2022 Convertible Senior Notes, require us to post collateral. Any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations. U.S. regulators have adopted rules imposing margin requirements for derivatives executed with registered swap dealers that are not cleared. These new requirements could significantly increase the cost of using non-cleared swaps to hedge our interest rate and foreign exchange risk.

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

OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID income may also create uncertainty about the source of our cash dividends.

For accounting purposes, any cash dividends to stockholders representing OID income are not treated as coming from paid-in capital, even if the cash to pay them comes from the proceeds of issuances of our common stock. As a result, despite the fact that a dividend representing OID income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

We intend to continue paying dividends on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash dividends or year-to-year increases in cash distributions. Our ability to pay dividends might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC or restrictions under our credit facilities, we may be limited in our ability to pay dividends. Although a portion of our expected earnings and dividend distributions will be attributable to net interest income, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly dividend payments.

In some cases where we receive certain upfront fees in connection with loans we originate, we treat the loan as having OID under applicable accounting and tax regulations, even though we have received the corresponding cash. In other cases, however, we may recognize income before or without receiving the corresponding cash, including in connection with the accretion of OID. For other risks associated with debt obligations treated as having OID, see “—Risks Related to Our Portfolio Company Investments—There are certain risks associated with holding debt obligations that have original issue discount or PIK interest.”

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale (including as a result of the conversion of our 2019 Convertible Senior Notes and our 2022 Convertible Senior Notes into common stock) or the perception that such sales could occur could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities or the availability of securities for future sales will have on the market price of our common stock prevailing from time to time.

Our stockholders may experience dilution upon the conversion of the 2019 Convertible Senior Notes and the 2022 Convertible Senior Notes.

Our 2019 Convertible Senior Notes and our 2022 Convertible Senior Notes are convertible into shares of our common stock beginning on June 15, 2019 and February 1, 2022, respectively, or earlier, under certain circumstances. Upon conversion of our 2019 Convertible Senior Notes and 2022 Convertible Senior Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The initial conversion price of the 2019 Convertible Senior Notes is $25.83 per share and the initial conversion price of the 2022 Convertible Senior Notes is $21.34 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2019 Convertible Senior Notes and the 2022 Convertible Senior Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

We have entered into an agreement with Goldman, Sachs & Co., which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman, Sachs & Co, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or February 28, 2017. On February 22, 2017, our Board of Directors authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2017.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “TSLX.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value. See “ITEM 1A. RISK FACTORS—Risks Related to our Securities—We cannot assure you that the market price of shares of our common stock will not decline.”

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us for the years ended December 31, 2016 and 2015. On February 21, 2017, the last reported closing sales price of our common stock on the NYSE was $19.43 per share, which represented a premium of approximately 21.8% to the net asset value per share reported by us as of December 31, 2016.

				High	Low
				Sales	Sales	Cash
				Price to	Price to	Dividend
	Net Asset	Price Range		Net Asset	Net Asset	Per
	Value (1)	High	Low	Value (2)	Value (2)	Share (3)
Year ended December 31, 2016
First Quarter	$15.11	$16.86	$15.15	11.6%	0.3%	$0.39
Second Quarter	$15.55	$16.74	$15.97	7.7%	2.7%	$0.39
Third Quarter	$15.78	$18.77	$16.61	18.9%	5.3%	$0.39
Fourth Quarter	$15.95	$19.05	$17.43	19.4%	9.3%	$0.39

Year ended December 31, 2015
First Quarter	$15.60	$18.54	$16.34	18.8%	4.7%	$0.39
Second Quarter	$15.84	$18.35	$17.00	15.8%	7.3%	$0.39
Third Quarter	$15.62	$18.00	$16.22	15.2%	3.8%	$0.39
Fourth Quarter	$15.15	$17.65	$15.97	16.5%	5.4%	$0.39

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)	Represents the dividend declared in the relevant quarter.

Holders

As of February 22, 2017, there were approximately 7 holders of record of our common stock (including Cede & Co.).

Dividends

The following tables summarize dividends declared during the years ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2016	March 31, 2016	April 29, 2016	$0.39
May 4, 2016	June 30, 2016	July 29, 2016	0.39
August 3, 2016	September 30, 2016	October 31, 2016	0.39
November 7, 2016	December 31, 2016	January 31, 2017	0.39
Total Dividends Declared			$1.56

	Year Ended
	December 31, 2015
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2015	March 31, 2015	April 30, 2015	$0.39
May 7, 2015	June 30, 2015	July 31, 2015	0.39
August 4, 2015	September 30, 2015	October 30, 2015	0.39
November 3, 2015	December 31, 2015	January 29, 2016	0.39
Total Dividends Declared			$1.56

The dividends declared during the years ended December 31, 2016 and December 31, 2015, were derived from net investment income and net realized capital gains, determined on a tax basis. See “ITEM 1. BUSINESS—Dividend Policy” and “ITEM 1. BUSINESS—Dividend Reinvestment Plan” for a description of our dividend policy and obligations.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 21, 2014 (the date of our IPO) to December 31, 2016 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index and the S&P U.S. Issued High Yield Corporate Bond Index. This graph assumes that on March 21, 2014, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index and the S&P U.S. Issued High Yield Corporate Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in millions, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data
Income
Total Investment Income	$192.4	$173.4	$163.3	$92.6	$51.0
Expenses
Net Expenses	82.8	76.6	57.7	34.9	22.9
Net Investment Income Before Income Taxes	109.6	96.8	105.6	57.7	28.1
Net Investment Income	107.3	95.3	104.4	57.5	28.0
Total Change in Net Unrealized Gain (Loss)	29.8	(28.5)	(17.7)	8.4	7.2
Total Net Realized Gain (Loss)	(0.1)	(3.2)	(1.7)	1.1	4.4
Increase in Net Assets Resulting from Operations	137.0	63.6	85.0	67.0	39.6
Earnings per common share—basic and diluted (1)(2)	$2.34	$1.18	$1.68	$1.93	$1.93

	December 31,
($ in millions, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data
Cash and cash equivalents	$4.9	$2.4	$2.4	$3.5	$161.8
Investments at fair value	$1,657.4	$1,485.7	$1,263.5	$1,016.5	$653.9
Total assets	$1,675.5	$1,506.5	$1,288.9	$1,032.9	$827.1
Total debt	$680.7	$642.4	$381.1	$426.0	$325.8
Total liabilities	$723.3	$685.8	$453.5	$458.2	$347.3
Total net assets	$952.2	$820.7	$835.4	$574.7	$479.8
Net asset value per share (1)	$15.95	$15.15	$15.53	$15.52	$15.19
Other Data:
Number of portfolio companies at year end	52	46	34	27	21
Dividends declared per share (1)	$1.56	$1.56	$1.53	$1.56	$1.17
Total return based on net asset value (3)	15.5%	7.6%	9.9%	12.4%	11.3%
Weighted average yield of debt and income producing securities at fair value (4)	10.4%	10.3%	10.3%	10.4%	10.6%
Weighted average yield of debt and income producing securities at amortized cost (4)	10.4%	10.1%	10.3%	10.6%	10.7%
Fair value of debt investments as a percentage of principal	98.5%	96.7%	98.2%	99.8%	98.9%
Weighted average fair value of debt investments as a percentage of call price	95.0%	92.1%	93.4%	94.9%	93.9%

(1)

The indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend. See Note 9 of our consolidated financial statements included in this 10-K.

(2)	Earnings per common share is based on weighted average shares of common stock outstanding during the period.
(3)

U.S. GAAP requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. Our total return set forth in the table above for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees prior to our IPO and separately with respect to our ownership of shares of common stock of TICC Capital Corp. The Management Fee, excluding the effects of the waivers, would have been $24.3 million, $21.3 million, $18.3 million, $13.4 million, and $8.9 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. The Incentive Fee excluding the effects of the waiver would have been $22.7 million and $20.2 million for the year ended December 31, 2016 and 2015, respectively.

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

On August 4, 2015, our Board authorized us to enter into a new stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. On February 22, 2017, our Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2017. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2017 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

 Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2016, we have originated more than $5.0 billion aggregate principal amount of investments and retained approximately $3.5 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2016, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 88.2% of our total investments based on fair value, had weighted average annual revenue of $144.1 million and weighted average annual EBITDA of $31.4 million.

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

As of December 31, 2016, the average investment size in each of our portfolio companies was approximately $31.9 million based on fair value.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2016, the largest single investment based on fair value represented 4.5% of our total investment portfolio.

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

As of December 31, 2016, no industry represented more than 22.6% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2016, approximately 97.7% of our portfolio was invested in secured debt, including 96.5% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2016, the weighted average term on new investment commitments in new portfolio companies was 4.3 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of December 31, 2016, we had call protection on 79.9% of our debt investments based on fair value, with weighted average call prices of 106.7% for the first year, 103.5% for the second year and 101.6% for the third year, in each case from the date of the initial investment. As of December 31, 2016, 98.4% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 94.8% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, with approximately $18 billion of assets under management as of December 31, 2016, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 160 investment and operating professionals. As of December 31, 2016, twenty nine (29) of these personnel are dedicated to our business, including twenty one (21) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2016, 98.4% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 94.8% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the year ended December 31, 2016, 4.6% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities and 2019 Convertible Senior Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with the 2019 Convertible Senior Notes, all bear interest at floating rates. Macro trends in base interest rates like LIBOR may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of December 31, 2016, our portfolio based on fair value consisted of 96.5% first-lien debt investments, 1.2% second-lien debt investments, 0.6% mezzanine and unsecured debt investments, and 1.7% equity and other investments.  As of December 31, 2015, our portfolio based on fair value consisted of 88.2% first-lien debt investments, 8.1% second-lien debt investments, 1.9% mezzanine and unsecured debt investments and 1.8% equity and other investments.

As of December 31, 2016 and December 31, 2015, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.4% and 10.3%, respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.4% and 10.1%, respectively.

As of December 31, 2016 and December 31, 2015, we had investments in 52 and 46 portfolio companies, respectively, with an aggregate fair value of $1,657.4 million and $1,485.7 million, respectively.

For the year ended December 31, 2016, we made new investment commitments of $562.7 million, including $492.7 million in 14 new portfolio companies and $70.0 million in 9 existing portfolio companies. For this period, we had $416.5 million aggregate principal amount in exits and repayments, resulting in a net portfolio increase of $103.6 million aggregate principal amount.

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

Our investment activity for the years ended December 31, 2016, 2015 and 2014 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended
($ in millions)	2016	2015	2014
New investment commitments:
Gross originations	$761.5	$964.2	$1,120.1
Less: Syndications/sell downs	198.8	245.5	235.7
Total new investment commitments	$562.7	$718.7	$884.4
Principal amount of investments funded:
First-lien	$518.0	$581.3	$681.3
Second-lien	—	40.6	102.7
Mezzanine and unsecured	2.1	23.3	14.7
Equity and other	—	18.8	16.2
Total	$520.1	$664.0	$814.9
Principal amount of investments sold or repaid:
First-lien	$316.2	$353.3	$395.0
Second-lien	72.1	27.0	123.4
Mezzanine and unsecured	23.7	4.9	—
Equity and other	4.5	—	—
Total	$416.5	$385.2	$518.4
Number of new investment commitments in new portfolio companies	14	20	20
Average new investment commitment amount in new portfolio companies	$35.2	$31.6	$40.3
Weighted average term for new investment commitments in new portfolio companies (in years)	4.3	5.0	4.7
Percentage of new debt investment commitments at floating rates (1)	99.6%	95.2%	96.5%
Percentage of new debt investment commitments at fixed rates	0.4%	4.8%	3.5%
Weighted average interest rate of new investment commitments	9.1%	8.9%	9.6%
Weighted average spread over LIBOR of new floating rate investment commitments	8.3%	8.3%	8.5%
Weighted average interest rate on investments sold or paid down	8.6%	10.0%	10.2%

(1)	Includes one fixed rate investment for the year ended December 31, 2015 for which we entered into an interest rate swap agreement to swap to a floating rate.

As of December 31, 2016 and 2015, our investments consisted of the following:

	December 31, 2016		December 31, 2015
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,599.6	$1,592.8	$1,310.2	$1,333.1
Second-lien debt investments	19.6	24.0	121.2	126.0
Mezzanine and unsecured debt investments	10.7	10.7	28.0	29.8
Equity and other investments	27.5	40.2	26.3	40.8
Total	$1,657.4	$1,667.7	$1,485.7	$1,529.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,657.4	100.0%	$1,485.7	100.0%
Non-accrual (2)	—	—	—	—
Total	$1,657.4	100.0%	$1,485.7	100.0%

	December 31, 2016		December 31, 2015
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,667.7	100.0%	$1,529.7	100.0%
Non-accrual (2)	—	—	—	—
Total	$1,667.7	100.0%	$1,529.7	100.0%

(2)

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection. See “–Critical Accounting Policies – Interest and Dividend Recognition.”

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Weighted average total yield of debt and income producing securities	10.4%	10.3%
Weighted average interest rate of debt and income producing securities	9.8%	9.8%
Weighted average spread over LIBOR of all floating rate investments	8.9%	8.8%

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

As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

•

An investment is rated 1 if, in the opinion of the Adviser, it is performing as agreed and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements. For these investments, the Adviser generally prepares monthly reports on investment performance and intensive quarterly asset reviews.

•

An investment is rated 2 if it is performing as agreed, but, in the opinion of the Adviser, there may be concerns about the company’s operating performance or trends in the industry. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also researches any areas of concern with the objective of early intervention with the portfolio company.

•

An investment will be assigned a rating of 3 if it is paying as agreed but a material covenant violation is expected. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also adds the investment to its “watch list” and researches any areas of concern with the objective of early intervention with the portfolio company.

•

An investment will be assigned a rating of 4 if a material covenant has been violated, but the company is making its scheduled payments. For these investments, the Adviser prepares a bi-monthly asset review email and generally has monthly meetings with senior management. For investments where there have been material defaults, including bankruptcy filings, failures to achieve financial performance requirements or failure to maintain liquidity or loan-to-value requirements, the Adviser often will take immediate action to protect its position. These remedies may include negotiating for additional collateral, modifying investment terms or structure, or payment of amendment and waiver fees.

•

A rating of 5 indicates an investment is in default on its interest or principal payments. For these investments, our Adviser reviews the investments on a bi-monthly basis and, where possible, pursues workouts that achieve an early resolution to avoid further deterioration. The Adviser retains legal counsel and takes actions to preserve our rights, which may include working with the portfolio company to have the default cured, to have the investment restructured or to have the investment repaid through a consensual workout.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2016 and 2015. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2016		December 31, 2015
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,099.1	66.4%	$1,078.3	72.6%
2	382.0	23.0%	266.1	17.9%
3	176.3	10.6%	114.5	7.7%
4	—	—	26.8	1.8%
5	—	—	—	—
Total	$1,657.4	100.0%	$1,485.7	100.0%

Results of Operations

Operating results for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Total investment income	$192.4	$173.4	$163.3
Less: Net expenses	82.9	76.6	57.7
Net investment income before income taxes	109.5	96.8	105.6
Less: Income taxes, including excise taxes	2.2	1.5	1.2
Net investment income	107.3	95.3	104.4
Net realized losses (1)	(0.1)	(3.2)	(1.7)
Net change in unrealized gains (losses) (1)	29.8	(28.5)	(17.7)
Net increase in net assets resulting from operations	$137.0	$63.6	$85.0

(1)	Includes foreign exchange hedging activity.

Investment Income

	Year Ended December 31,
($ in millions)	2016	2015	2014
Interest from investments	$177.8	$164.6	$154.0
Dividend income	1.7	0.9	—
Other income	12.9	7.9	9.3
Total investment income	$192.4	$173.4	$163.3

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $164.6 million for the year ended December 31, 2015 to $177.8 million for the year ended December 31, 2016, primarily due to the increase in the size of our investment portfolio. The average size of our investment portfolio increased from $1.4 billion during the year ended December 31, 2015 to $1.6 billion during the year ended December 31, 2016. Accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $6.9 million for the year ended December 31, 2015 to $5.4 million for the year ended December 31, 2016, and prepayment fees decreased from $15.4 million for the year ended December 31, 2015 to $2.6 million for the year ended December 31, 2016. The accelerated amortization and prepayment fees primarily resulted from a partial paydown on one portfolio investment and full paydowns on eleven portfolio investments during the year ended December 31, 2015 and a partial paydown on one portfolio investment and full paydowns on seven portfolio investments during the year ended December 31, 2016. Dividend income increased from $0.9 million for the year ended December 31, 2015 to $1.7 million for the year ended December 31, 2016 due to owning our dividend yielding investments for a full calendar year. Other income increased from $7.9 million for the year ended December 31, 2015 to $12.9 million for the year ended December 31, 2016, primarily due to higher syndication, amendment and agency fees earned during 2016.

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

Expenses

Operating expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Interest	$23.1	$22.0	$15.1
Management fees (net of waivers)	24.1	21.2	15.8
Incentive fees related to pre-incentive fee net investment income (net of waivers)	22.4	20.0	20.8
Incentive fees related to realized/unrealized capital gains (losses)	—	—	(2.9)
Professional fees	8.5	8.2	4.7
Directors fees	0.4	0.4	0.3
Other general and administrative	4.4	4.8	3.9
Net Expenses	$82.9	$76.6	$57.7

Interest

Interest expense, including other debt financing expenses, increased from $22.0 million for the year ended December 31, 2015 to $23.1 million for the year ended December 31, 2016. This increase was primarily due to an increase in the weighted average debt outstanding from $540.8 million for the year ended December 31, 2015 to $725.9 million for the year ended December 31, 2016, as well an increase in the average 1-month LIBOR rate for the year ended December 31, 2015 from 0.20% to 0.50% for the year ended December 31, 2016. The average interest rate on our debt outstanding increased from 2.6% for the year ended December 31, 2015 to 2.7% for the year ended December 31, 2016 due to the increase in LIBOR.

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

Management Fees

Management Fees (net of waivers) increased from $21.2 million for the year ended December 31, 2015 to $24.1 million for the year ended December 31, 2016. Management Fees increased from $21.3 million for the year ended December 31, 2015 to $24.3 million for the year ended December 31, 2016 due to the increase in total assets, which increased from an average of $1.4 billion for the year ended December 31, 2015 to an average of $1.6 billion for the year ended December 31, 2016. Management Fees waived for both the year ended December 31, 2015 and the year ended December 31, 2016 were $0.1 million. Management Fees waived during the year ended December 31, 2015 and the year ended December 31, 2016 were solely attributable to our ownership of TICC Shares.

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

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $20.0 million for the year ended December 31, 2015 and $22.4 million for the year ended December 31, 2016. This increase resulted from the increase in the size of the portfolio and related increase in net investment income.  Incentive Fees waived related to pre-Incentive Fee net investment income increased from $0.2 million for the year ended December 31, 2015 to $0.3 million for the year ended December 31, 2016, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. There were no Incentive Fees related to capital gains and losses for the year ended December 31, 2015 and the year ended December 31, 2016 due to unrealized losses on our investments and realized losses on our investments.

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

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $8.2 million for the year ended December 31, 2015 to $8.5 million for the year ended December 31, 2016 due to an increase in costs associated with servicing our investment portfolio, as well as additional professional fees incurred relating to our investment in the TICC shares and related activity.  Other general and administrative fees decreased from $4.8 million for the year ended December 31, 2015 to $4.4 million for the year ended December 31, 2016.

Professional fees increased from $4.7 million for the year ended December 31, 2014 to $8.2 million for the year ended December 31, 2015 and other general and administrative fees increased from $3.9 million for the year ended December 31, 2014 to $4.8 million for the year ended December 31, 2015, both due to an increase in costs associated with servicing a growing investment portfolio, as well as additional professional fees incurred relating to our investment in the TICC shares and related activity.

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

For the calendar years ended December 31, 2016, 2015 and 2014 we recorded a net expense of $2.2 million, $1.5 million and $1.1 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Net realized gains (losses) on investments	$(0.8)	$(5.0)	$0.1
Net realized gains on interest rate swaps	—	1.8	—
Net realized gains (losses) on foreign currency transactions	(0.2)	0.0	(0.4)
Net realized gains (losses) on foreign currency forward contracts	0.0	0.0	(1.6)
Net realized losses on foreign currency investments	(10.9)	(0.4)	—
Net realized gains on foreign currency borrowings	11.8	0.4	0.2
Net realized losses	$(0.1)	$(3.2)	$(1.7)

Change in unrealized gains on investments	$56.7	$9.0	$5.4
Change in unrealized losses on investments	(23.0)	(43.3)	(34.3)
Net Change in Unrealized Gains (Losses) on Investments	$33.7	$(34.3)	$(28.9)
Unrealized appreciation (depreciation) on foreign currency borrowings	(3.6)	6.3	8.9
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	0.0	(0.0)	1.3
Unrealized appreciation (depreciation) on interest rate swaps	(0.3)	(0.5)	1.0
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(3.9)	$5.8	$11.2

Net Change in Unrealized Gains (Losses)	$29.8	$(28.5)	$(17.7)

For the years ended December 31, 2016, 2015 and 2014, we had net realized losses on investments of $0.8 million and $5.0 million and net realized gains on investments of $0.1 million, respectively. For the year ended December 31, 2015, we had net realized gains on interest rate swaps of $1.8 million. We did not have realized gains or losses on interest rate swaps for the years ended December 31, 2016 or 2014. For the years ended December 31, 2016, and 2014, we had net realized losses on foreign currency transactions of $0.2 million and $0.4 million, respectively, and net realized gains on foreign currency transactions of less than $0.1 million for the year ended December 31, 2015, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2016 and 2015, we had net realized gains on foreign currency forward contracts of less than $0.1 million, and net realized losses on foreign currency forward contracts of $1.6 million for the year ended December 31, 2014, primarily as a result of settling our foreign currency forward contracts. For the years ended December 31, 2016 and December 31, 2015, we had net realized losses on foreign currency investments of $10.9 million and $0.4 million, respectively. We did not have realized gains or losses on foreign currency investments for the year ended December 31, 2014. For the years ended December 31, 2016, 2015, and 2014 we had net realized gains on foreign currency borrowings of $11.8 million, $0.4 million and $0.2 million, respectively.

For the year ended December 31, 2016 we had $56.7 million in unrealized appreciation on 48 portfolio company investments, which was offset by $23.0 million in unrealized depreciation on 10 portfolio company investments. Unrealized appreciation for the year ended December 31, 2016 resulted from an increase in fair value, primarily due to positive valuation adjustments and tightening credit spreads. Unrealized depreciation for the year ended December 31, 2016 resulted from the reversal of prior period unrealized appreciation on realized investments and in some instances negative credit-related adjustments.

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

For the year ended December 31, 2016 we had unrealized depreciation on foreign currency borrowings of $3.6 million primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the years ended December 31, 2015 and 2014, we had unrealized appreciation on foreign currency borrowings of $6.3 million and $8.9 million, respectively, primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the years ended December 31, 2016 and 2014, we had unrealized appreciation on foreign currency cash and forward contracts of less than $0.1 million and $1.3 million, respectively, primarily as a result of settling our foreign currency forward contracts. For the year ended December 31, 2015, we had unrealized depreciation on foreign currency cash and forward contracts of less than $0.1 million, primarily as a result of settling our foreign currency forward contracts. For the years ended December 31, 2016 and 2015, we had unrealized depreciation on interest rate swaps of $0.3 million and $0.5 million, respectively, due to fluctuations in interest rates. For the year ended December 31, 2014, we had unrealized appreciation on interest rate swaps of $1.0 million due to fluctuations in interest rates.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2016, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 15.3% (based on cash invested of $1.6 billion and total proceeds from these exited investments of $2.0 billion). Ninety percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under our Revolving Credit Facility to fund these investments.  For the years ended December 31, 2016, 2015 and 2014, we had $3.6 million of unrealized losses and $6.3 million and $8.9 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2016, 2015 and 2014. See Note 2 to our consolidated financial statements for additional disclosure regarding our accounting for foreign currency.  See Note 7 to our consolidated financial statements for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2016. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

During the years ended December 31, 2016 and December 31, 2015, we entered into foreign currency forward contracts to facilitate settlement of purchases and sales of investments denominated in foreign currencies. We bear the costs incurred in connection with entering into, administering and settling derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

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

The capital commitments of our private phase investors terminated upon the completion of our IPO. We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of December 31, 2016, 2015 and 2014, our asset coverage ratio was 237.7%, 225.7%, and 311.0% respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2016, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2016, we had approximately $366.3 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of December 31, 2016, we had $4.9 million in cash and cash equivalents. During the year ended December 31, 2016, we used $37.9 million in cash for operating activities, primarily as a result of funding portfolio investments of $720.7 million and other operating activity of $49.8 million, which was partially offset by proceeds from investments of $71.4 million, repayments on investments of $524.2 million, and an increase in net assets resulting from operations of $137.0 million. Lastly, cash provided by financing activities was $40.3 million during the period, primarily due to borrowings of $580.4 million and proceeds from issuance of common stock (net of purchases of treasury stock and offering and underwriting costs) of $76.9 million, partially offset by repayments on debt of $533.8 million, debt issuance costs of $2.9 million and dividends paid of $80.3 million.

As of December 31, 2015, we had $2.4 million in cash and cash equivalents. During the year ended December 31, 2015, we used $183.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $757.3 million and other operating activity of $3.4 million, which was partially offset by proceeds from investments of $39.1 million, repayments on investments of $474.5 million, and an increase in net assets resulting from operations of $63.6 million. Lastly, cash provided by financing activities was $183.5 million during the period, primarily due to borrowings of $847.5 million, partially offset by repayments on debt of $584.5 million, debt issuance costs of $1.4 million and dividends paid of $78.1 million.

As of December 31, 2016, we had $1.1 million of restricted cash pledged as collateral under our interest rate swap agreements, compared to $0.9 million as of December 31, 2015.

Equity

On March 3, 2016, we issued 5,000,000 shares of common stock at $16.42 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $78.3 million.

During the years ended December 31, 2016 and 2015, we also issued 638,326 and 368,602 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $10.3 million and $6.1 million, respectively. On February 1, 2017, we issued 122,836 shares of our common stock through our dividend reinvestment plan for proceeds of $2.1 million, which is not reflected in the number of shares issued for the year ended December 31, 2015 in this section or the consolidated financial statements for the year ended December 31, 2015.

On November 3, 2014, the Board approved the Company 10b5-1 Plan to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We put the Company 10b5-1 Plan in place because we believe that, in current market conditions, if our common stock is trading below our then-current net asset value, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases.

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

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized us to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan. On February 22, 2017, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2017. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2017 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the year ended December 31, 2016, 86,081 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. During the year ended December 31, 2015, 2,000 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $14.44, inclusive of commissions, for a total cost of $28.9.

Debt

Debt obligations consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$945.0	$578.7	$366.3	$569.9
2019 Convertible Senior Notes	115.0	115.0	—	110.8
Total Debt	$1,060.0	$693.7	$366.3	$680.7

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and 2019 Convertible Senior Notes are presented net of deferred financing costs of $8.7 million and $2.3 million, respectively.

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$821.3	$540.3	$280.9	$533.0
2019 Convertible Senior Notes	115.0	115.0	—	109.4
Total Debt	$936.3	$655.3	$280.9	$642.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and 2019 Convertible Senior Notes are presented net of deferred financing costs of $7.3 million and $3.1 million, respectively.

As of December 31, 2016 and December 31, 2015, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

•	increasing the aggregate commitments from $781.3 million to $821.3 million;
•	extending the revolving period from October 17, 2018 to October 2, 2019;
•	extending the stated maturity date from October 17, 2019 to October 2, 2020; and
•	increasing the accordion feature, which allows us, under certain circumstances, to increase the size of the Revolving Credit Facility, from a maximum of $956.3 million to a maximum of $1.25 billion.

On December 10, 2015, TPG SL SPV, LLC became a guarantor under the Revolving Credit Facility.

On December 22, 2016, we entered into a fifth amendment to the Revolving Credit Facility:

•	increasing the aggregate commitments from $821.3 million to $945.0 million;
•	with respect to $885.0 million in commitments,
•	extending the revolving period from October 2, 2019 to December 22, 2020; and
•	extending the stated maturity date from October 2, 2020 to December 22, 2021.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2016, we had outstanding debt denominated in Euro (EUR) of 47.1 million and Pound Sterling (GBP) of 13.3 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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
•

a liquidity test under which we must not maintain cash and liquid investments of less than 10% of the covered debt amount for more than 30 consecutive business days under circumstances where our adjusted covered debt balance is greater than 90% of our adjusted borrowing base under the facility; and

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after December 22, 2016.

Net proceeds received from our IPO, the exercise of the underwriters’ over-allotment option from the IPO, and net proceeds received from the issuance of the 2019 Convertible Senior Notes were used to pay down borrowings on the Revolving Credit Facility.

SPV Asset Facility

On May 8, 2012, the Closing Date, our wholly owned subsidiary TPG SL SPV, LLC, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, we contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between us and TPG SL SPV. We consolidate TPG SL SPV in our consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility were permitted to be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by TPG SL SPV through our ownership of TPG SL SPV. The facility size was subject to availability under the borrowing base, which was based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

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

2019 Convertible Senior Notes

On June 10, 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, or the 2019 Convertible Senior Notes. The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 286 basis points.

Holders may convert their 2019 Convertible Senior Notes at their option at any time prior to June 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the indenture governing the 2019 Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.

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

As of December 31, 2016, the principal amount of the 2019 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The 2019 Convertible Senior Notes Indenture contains certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the 2019 Convertible Senior Notes Indenture. As of December 31, 2016 and December 31, 2015, we were in compliance with the terms of the 2019 Convertible Senior Notes Indenture.

The 2019 Convertible Senior Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the 2019 Convertible Senior Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the 2019 Convertible Senior Notes Indenture. We have determined that the embedded conversion options in the 2019 Convertible Senior Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2019 Convertible Senior Notes, we estimated at the time of issuance separate debt and equity components of the 2019 Convertible Senior Notes. An original issue discount equal to the equity components of the 2019 Convertible Senior Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2019 Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

2022 Convertible Senior Notes

On February 1, 2017, we issued in a private offering $100 million aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 Convertible Senior Notes”). On February 3, 2017, we issued an additional $15 million aggregate principal amount of the 2022 Convertible Senior Notes pursuant to the exercise in full of the over-allotment option to purchase additional notes granted to the initial purchasers. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $110.6 million. We used the net proceeds of the 2022 Convertible Senior Notes issuances to pay down debt under the Revolving Credit Facility.

On February 1, 2017, in connection with the issuance of the 2022 Convertible Senior Notes, we entered into an interest rate swap transaction with a notional amount of $115 million. We pay three-month LIBOR plus 237.2 basis points and receives fixed rate interest at 4.50%. The swap transaction matures on August 1, 2022.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2016 and 2015, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2016	December 31, 2015
AppStar Financial, LLC - Revolver	$2.0	$2.0
AvidXchange, Inc. - Delayed Draw Term Loan	—	15.4
Clarabridge, Inc. - Revolver	2.5	2.5
CrunchTime Information Systems, Inc. - Delayed Draw Term Loan	12.0	12.0
CrunchTime Information Systems, Inc. - Revolver	2.0	2.0
Ecommerce Industries, Inc. - Delayed Draw Term Loan	—	4.8
Ecommerce Industries, Inc. - Revolver	2.5	2.5
Heartland Automotive Holdings, LLC - Revolver	4.1	2.8
Helix Health, Ltd. - Revolver	3.9	2.4
Highwinds Capital, Inc. - Revolver	—	0.2
IRGSE Holding Corp. - Revolver	0.2	0.5
Leaf US Holdings, Inc. - Revolver	2.0	2.0
Marketo, Inc. - Revolver	1.9	—
MyAlarm Center, LLC - Delayed Draw	0.8	2.2
Network Merchants, Inc. - Revolver	0.8	0.8
PayLease, LLC - Revolver	5.0	5.0
SailPoint Technologies, Inc. - Revolver	1.2	—
ScentAir Technologies, Inc. - Multi Draw Term Loan	—	1.5
ScentAir Technologies, Inc. - Revolver	2.1	2.1
Sears - ABL Revolver	—	17.9
Sovos Compliance, LLC - Revolver	0.8	—
Total Portfolio Company Commitments	$43.8	$78.6

Other Commitments and Contingencies

As of December 31, 2016, we had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of December 31, 2016. As of December 31, 2015, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of December 31, 2015.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2016 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$578.7	$—	$—	$578.7	$—
2019 Convertible Senior Notes	115.0	—	115.0	—	—
Total Contractual Obligations	$693.7	$—	$115.0	$578.7	$—

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. As of December 31, 2016, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including on-going analyses of tax laws, regulations and interpretations thereof. The Company’s 2015, 2014 and 2013 tax year returns remain subject to examination by the relevant federal and state tax authorities.

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

As of December 31, 2016, 98.4% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 94.8% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2019 Convertible Senior Notes, which bear interest at a fixed rate; we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of December 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$48.6	$20.7	$27.9
Up 200 basis points	$32.2	$13.8	$18.4
Up 100 basis points	$15.8	$6.9	$8.9
Down 25 basis points	$(0.3)	$(1.6)	$1.3

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TPG SPECIALTY LENDING, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TPG Specialty Lending, Inc.:

We have audited the accompanying consolidated balance sheets of TPG Specialty Lending, Inc. (and subsidiaries) (the Company), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited TPG Specialty Lending, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015, by correspondence with custodians, or by other appropriate auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the balance sheets of TPG Specialty Lending, Inc. (and subsidiaries), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TPG Specialty Lending, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

New York, New York

February 22, 2017

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2016	2015
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,567,673 and $1,443,017, respectively)	$1,591,544	$1,422,211
Controlled, affiliated investments (amortized cost of $100,014 and $86,659, respectively)	65,859	63,498
Total investments at fair value (amortized cost of $1,667,687 and $1,529,676, respectively)	1,657,403	1,485,709
Cash and cash equivalents	4,866	2,431
Interest receivable	9,678	10,146
Receivable for interest rate swaps	69	402
Prepaid expenses and other assets	3,516	7,880
Total Assets	$1,675,532	$1,506,568
Liabilities
Debt (net of deferred financing costs of $11,019 and $10,365, respectively)	$680,709	$642,423
Management fees payable to affiliate	6,269	5,530
Incentive fees payable to affiliate	5,889	4,915
Dividends payable	23,289	21,124
Payable for investments purchased	—	4,435
Payables to affiliate	1,555	1,492
Other liabilities	5,609	5,908
Total Liabilities	723,320	685,827
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 59,805,285 and 54,166,959 shares issued, respectively; and 59,716,205 and 54,163,960 shares outstanding, respectively	598	542
Additional paid-in capital	898,868	812,586
Treasury stock at cost; 89,080 and 2,999 shares held, respectively	(1,359)	(30)
Undistributed net investment income	50,142	27,521
Net unrealized gains (losses)	1,422	(28,380)
Undistributed net realized gains	2,541	8,502
Total Net Assets	952,212	820,741
Total Liabilities and Net Assets	$1,675,532	$1,506,568
Net Asset Value Per Share	$15.95	$15.15

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$167,819	$157,964	$151,020
Dividend income	1,727	948	—
Other income	12,690	7,628	9,162
Interest from cash and cash equivalents	(5)	(3)	1
Total investment income from non-controlled, non-affiliated investments	182,231	166,537	160,183
Investment income from controlled, affiliated investments:
Interest from investments	9,975	6,638	2,994
Other income	204	240	143
Total investment income from controlled, affiliated investments	10,179	6,878	3,137
Total Investment Income	192,410	173,415	163,320
Expenses
Interest	23,108	22,010	15,078
Management fees	24,253	21,276	18,296
Incentive fees	22,703	20,180	17,839
Professional fees	8,446	8,166	4,752
Directors’ fees	390	381	342
Other general and administrative	4,382	4,830	3,858
Total expenses	83,282	76,843	60,165
Management and incentive fees waived (Note 3)	(430)	(226)	(2,464)
Net Expenses	82,852	76,617	57,701
Net Investment Income Before Income Taxes	109,558	96,798	105,619
Income taxes, including excise taxes	2,225	1,500	1,144
Net Investment Income	107,333	95,298	104,475
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	44,676	(17,008)	(22,950)
Controlled, affiliated investments	(10,994)	(17,217)	(5,945)
Interest rate swaps	(333)	(618)	1,020
Translation of assets and liabilities in foreign currencies	(3,547)	6,275	8,909
Foreign currency forward contracts	—	—	1,244
Total net change in unrealized gains (losses)	29,802	(28,568)	(17,722)
Realized gains (losses):
Non-controlled, non-affiliated investments	(772)	(5,042)	136
Interest rate swaps	—	1,851	—
Foreign currency transactions	644	29	(1,839)
Total realized losses	(128)	(3,162)	(1,703)
Total Unrealized and Realized Gains (Losses)	29,674	(31,730)	(19,425)
Increase in Net Assets Resulting from Operations	$137,007	$63,568	$85,050
Earnings per common share—basic and diluted	$2.34	$1.18	$1.68
Weighted average shares of common stock outstanding—basic and diluted	58,591,380	54,006,322	50,509,692

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2016

(Amounts in thousands, except share amounts)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($29,233 par, due 6/2017)	9.75%	8/28/2012	$29,136	$29,159	3.1%
	First-lien revolving loan ($1,417 par, due 6/2017)	10.75%	8/28/2012	1,401	1,403	0.1%
				30,537	30,562	3.2%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($61,542 par, due 3/2020)	8.75%	3/3/2014	60,698	57,850	6.1%
Business services
Actian Corporation (3)(5)	First-lien loan ($54,982 par, due 4/2018)	7.50%	4/11/2013	54,366	56,219	5.9%
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	8.50%	11/12/2015	44,095	45,225	4.7%
Clarabridge, Inc. (3)	First-lien loan ($19,719 par, due 4/2019)	9.00%	5/20/2015	19,446	19,774	2.1%
Idera, Inc. (3)	First-lien loan ($61,875 par, due 4/2021)	6.50%	10/9/2015	56,817	61,875	6.5%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($27,090 par, due 6/2019)	7.50%	6/30/2014	26,752	27,163	2.9%
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	10.50%	8/16/2016	27,278	27,750	2.9%
Motus, LLC (3)	First-lien loan ($20,157 par, due 7/2021)	11.00% (incl. 3.00% PIK)	7/29/2016	19,690	20,106	2.1%
Qlik Technologies, Inc. (3)	First-lien loan ($40,399 par, due 8/2022)	9.25%	8/22/2016	39,691	40,096	4.2%
SailPoint Technologies, Inc. (3)	First-lien loan ($27,500 par, due 8/2021)	9.00%	8/16/2016	26,973	27,285	2.9%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	7.50%	12/30/2014	19,717	20,263	2.1%
Sovos Compliance, LLC (3)	First-lien loan ($29,177 par, due 3/2022)	8.25%	7/1/2016	28,621	29,027	3.0%
Tibco Software (3)	First-lien loan ($247 par, due 12/2020)	6.50%	1/26/2016	218	248	0.0%
				363,664	375,031	39.3%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10.00%	10/31/2016	4,937	4,942	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	13.00%	10/31/2016	3,341	3,350	0.4%
				8,278	8,292	0.9%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8.00%	8/31/2016	43,830	44,325	4.7%
Frontline Technologies Group LLC (3)(5)	First-lien loan ($54,725 par, due 4/2021)	7.75%	4/1/2016	53,447	54,862	5.8%
				97,277	99,187	10.5%
Electronics

MyAlarm Center, LLC (3)	First-lien loan ($63,761 par, due 1/2019)	9.00%	1/9/2014	63,342	64,568	6.8%
APX Group Inc.	Senior notes 8.75% ($5,470 par, due 12/2020)	8.75%	12/11/2014	4,717	5,511	0.6%
				68,059	70,079	7.4%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($22,200 par, due 8/2020)	9.00%	8/18/2015	21,781	22,261	2.3%
AvidXchange, Inc. (3)	First-lien loan ($53,528 par, due 8/2020)	10.50% (incl. 2.38% PIK)	8/7/2015	52,779	53,394	5.6%
Network Merchants, Inc. (3)	First-lien loan ($25,782 par, due 9/2018)	7.75%	9/12/2013	25,585	25,981	2.7%
PayLease, LLC (3)	First-lien loan ($34,502 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	33,979	34,700	3.6%
Smarsh, Inc. (3)(5)	First-lien loan ($30,000 par, due 1/2021)	8.50%	1/7/2016	29,343	30,300	3.2%
				163,467	166,636	17.4%
Healthcare
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 40,573 par, due 9/2019)	11.50%	9/30/2014	47,830	44,934 (EUR 43,158)	4.7%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	253	527 (EUR 500)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($44,663 par, due 12/2021)	6.25%	12/17/2015	43,959	45,109	4.7%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($47,066 par, due 9/2020)	9.50% (incl. 2.50% PIK)	9/30/2015	45,920	47,184	5.0%
Quantros, Inc. (3)(5)	First-lien loan ($29,775 par, due 2/2021)	8.75%	2/29/2016	28,894	29,849	3.1%
SRS Software, LLC (3)	First-lien loan ($30,000 par, due 12/2017)	8.75%	12/28/2012	29,820	30,000	3.2%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,991	2,000	0.2%
				198,667	199,603	21.0%
Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($26,104 par, due 4/2020)	9.27% (incl. 2.50% PIK)	4/16/2015	25,643	26,104	2.7%
IRGSE Holding Corp. (3)(7)	First-lien loan ($21,311 par, due 9/2019)	10.50% (incl. 5.00% PIK)	9/29/2015	21,311	18,807	2.0%
	First-lien revolver loan ($14,755 par, due 9/2019)	10.50% (incl. 5.00% PIK)	9/29/2015	14,755	13,021	1.4%
Soho House (4)	Second-lien bond (GBP 12,875 par, due 10/2018)	9.13%	9/20/2013	20,618	16,227 (GBP 13,133)	1.7%
				82,327	74,159	7.8%
Human resource support services

Saba Software, Inc. (3)(5)	First-lien loan ($54,175 par, due 3/2021)	9.75%	3/30/2015	53,680	54,310	5.7%
Skillsoft (3)	First-lien loan ($9,571 par, due 4/2021)	5.84%	11/5/2015	7,629	8,709	0.9%
				61,309	63,019	6.6%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($64,978 par, due 10/2020)	7.25%	10/31/2014	64,423	65,952	6.9%
Internet services
Highwinds Capital, Inc. (3)	First-lien loan ($47,988 par, due 7/2018)	9.00%	3/7/2014	47,679	48,588	5.1%
	First-lien revolving loan ($3,000 par, due 7/2018)	9.00%	3/7/2014	2,985	3,038	0.3%
				50,664	51,626	5.4%
Manufacturing
Power Solutions International, Inc. (3)	ABL FILO term loan ($53,550 par, due 6/2021)	10.75%	6/28/2016	47,285	52,613	5.5%
Office products
Ecommerce Industries, Inc. (3)	First-lien loan ($36,529 par, due 3/2019)	7.25%	3/11/2014	36,366	36,627	3.8%
Oil, gas and consumable fuels
Key Energy Services (3)	First-lien loan ($10,771 par, due 12/2021)	11.25%	5/27/2015	10,454	10,717	1.1%
Mississippi Resources, LLC (3)(7)	First-lien loan ($51,537 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	51,078	33,885	3.6%
				61,532	44,602	4.7%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	7.75%	10/5/2015	74,184	74,575	7.8%
Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($23,918 par, due 9/2020)	8.25%	9/30/2015	23,652	23,858	2.5%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($17,371 par, due 3/2021)	8.50%	3/25/2016	17,013	17,328	1.8%
Payless Inc. (3)	ABL FILO term loan ($50,000 par, due 3/2019)	8.00%	10/3/2016	48,736	49,125	5.2%
Quiksilver - Boardriders SA	Bond (EUR 5,699 par, due 12/2020)	9.50%	5/26/2015	6,036	5,170 (EUR 4,901)	0.5%
Sears (3)(4)(6)	First-lien loan ($3,642 par, due 6/2018)	5.50%	1/28/2016	3,457	3,487	0.4%
	First-lien ABL loan ($22,727 par, due 7/2020)	8.50%	3/18/2016	22,143	22,727	2.4%
Toys ‘R’ Us-Delaware, Inc. (3)	ABL FILO term loan ($25,500 par, due 10/2019)	8.25%	10/9/2014	25,349	25,118	2.6%
				146,386	146,813	15.4%
Transportation
Carrix, Inc. (3)	First-lien loan ($12,878 par, due 1/2019)	4.50%	3/17/2015	12,342	12,610	1.3%

Total Debt Investments				1,627,465	1,629,836	171.0%
Equity and Other Investments
Chemicals
Vertellus Specialties, Inc.	Common Units (2,672,990 units)		10/31/2016	3,828	3,627	0.4%

Financial services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846	4,548	0.5%
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	1,550	0.2%
TICC Capital Corp. (4)	Common Shares (995,419 shares)		8/5/2015	6,673	6,580	0.7%
				11,299	12,678	1.4%
Healthcare
Global Healthcare Exchange, LLC	Common Shares Class A (358 shares)		3/11/2014	358	369	0.0%
	Common Shares Class B (196 shares)		3/11/2014	6	515	0.1%
Helix Health, Ltd. (4)	Warrants		9/30/2014	877	685 (EUR 648)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,015	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	10	0.0%
				3,241	2,594	0.3%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897	98	0.0%
	Class C-1 Units (8,800,000 units)		9/29/2015	100	48	0.0%
				3,997	146	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Member Units (933 units)		6/4/2014	8,874	—	0.0%
Other
Oak Hill Credit Partners (4)(6)	Structured Product	6.38%	8/21/2015	3,345	3,162	0.3%
Symphony (4)(6)	Structured Product	6.63%	11/17/2014	5,638	5,360	0.6%
				8,983	8,522	0.9%
Total Equity and Other Investments				40,222	27,567	2.8%
Total Investments				$1,667,687	$1,657,403	173.8%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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
(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2016 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2016

Company	Fair Value at December 31, 2015	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at December 30, 2016	Other Income	Interest Income
Mississippi Resources, LLC	$36,682	$5,491	$(494)	$(7,794)	$—	$33,885	$200	$6,746
IRGSE Holding Corp.	26,816	8,358	—	(3,200)	—	31,974	4	3,229
Total	$63,498	$13,849	$(494)	$(10,994)	$—	$65,859	$204	$9,975

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

(8)	As of December 31, 2016, the tax cost of the Company’s investments approximates their amortized cost.
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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Increase in Net Assets Resulting from Operations
Net investment income	$107,333	$95,298	$104,475
Net change in unrealized gains (losses)	29,802	(28,568)	(17,722)
Net realized losses	(128)	(3,162)	(1,703)
Increase in Net Assets Resulting from Operations	137,007	63,568	85,050
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	78,250	—	234,419
Reinvestment of dividends	10,337	6,095	22,566
Purchases of treasury stock	(1,329)	(29)	—
Dividends declared from net investment income	(82,777)	(62,332)	(80,077)
Dividends declared from realized gains	(10,017)	(21,966)	(1,249)
Increase in Net Assets Resulting from Capital Share Transactions	(5,536)	(78,232)	175,659
Total Increase (Decrease) in Net Assets	131,471	(14,664)	260,709
Net assets, beginning of period	820,741	835,405	574,696
Net Assets, End of Period	$952,212	$820,741	$835,405
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$50,142	$27,521	$6,555

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$137,007	$63,568	$85,050
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains) losses on investments	(33,682)	34,225	28,895
Net change in unrealized (gains) losses on foreign currency Transactions	3,547	(6,275)	(11,173)
Net change in unrealized losses on interest rate swaps	333	618	—
Net realized (gains) losses on investments	772	5,042	(83)
Net realized gains on foreign currency transactions	(870)	(5)	(195)
Net realized gains on interest rate swaps	—	(1,851)	—
Net amortization of discount on securities	(15,624)	(12,729)	(19,627)
Amortization of debt issuance costs	2,238	5,874	2,553
Accretion of discount on 2019 Convertible Senior Notes	589	560	300
Purchases or originations of investments, net	(720,728)	(757,295)	(974,824)
Proceeds from investments, net	71,355	39,077	100,656
Repayments on investments	524,194	474,483	620,671
Paid-in-kind interest	(8,920)	(5,410)	(2,748)
Changes in operating assets and liabilities:
Interest receivable	478	(3,725)	(1,167)
Interest receivable paid-in-kind	10	(298)	(44)
Prepaid expenses and other assets	4,364	9,836	(12,443)
Management fees payable to affiliate	739	643	3,307
Incentive fees payable to affiliate	974	(1,040)	(181)
Payable to affiliate	63	(1,426)	250
Other liabilities	(4,734)	(27,378)	31,972
Net Cash Used in Operating Activities	(37,895)	(183,506)	(148,831)
Cash Flows from Financing Activities
Borrowings on debt	580,364	847,547	1,108,097
Payments on debt	(533,772)	(584,481)	(1,135,388)
Debt issuance costs	(2,892)	(1,452)	(6,766)
Proceeds from issuance of common stock, net of offering and underwriting costs	78,250	2	234,419
Purchases of treasury stock	(1,329)	(29)	—
Dividends paid to stockholders	(80,291)	(78,063)	(52,589)
Net Cash Provided by Financing Activities	40,330	183,524	147,773
Net Increase (Decrease) in Cash and Cash Equivalents	2,435	18	(1,058)
Cash and cash equivalents, beginning of period	2,431	2,413	3,471
Cash and Cash Equivalents, End of Period	$4,866	$2,431	$2,413
Supplemental Information:
Interest paid during the period	$22,008	$16,175	$11,394
Excise taxes paid during the period	$1,500	$1,200	$199
Dividends declared during the period	$92,794	$84,297	$81,326
Reinvestment of dividends during the period	$10,337	$6,094	$22,566

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents denominated in U.S. dollars are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

Investments at Fair Value

Investment transactions purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the date of the binding commitment, which is generally the funding date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses reflects the change in investment values and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At December 31, 2016, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement “ASC 820”, as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.

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

Equity Offering Expenses

The Company records expenses related to registration statement filings and applicable offering costs as deferred financing costs in other assets and a portion of these expenses are charged as a reduction of capital upon each such offering.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs, which are presented as a direct deduction from the carrying value of the related debt liability. These expenses are deferred and amortized using the effective yield method, or straight-line method, over the stated maturity of the obligation.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of discounts and premiums. Discounts and premiums to par value on securities purchased or originated are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

Unless providing services in connection with an investment, such as syndication, structuring or diligence, all or a portion of any loan fees received by the Company will be deferred and amortized over the investment’s life using the effective yield method.

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

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18 (“ASU 2016-18”), “Statement of Cash Flows (Topic 230):  Restricted Cash.”  The standard requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred expenses of $3.1 million, $3.6 million and $2.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

In November 2016, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2017, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

The Administration Agreement was subsequently amended on February 22, 2017 to make certain clarifications to the agreement, including with respect to the scope of the costs and expenses of the Administrator’s services. In February 2017, the Board approved an amendment to the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until February 2018, and may be extended subject to required approvals.

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

For the years ended December 31, 2016, 2015 and 2014, Management Fees were $24.3 million, $21.3 million and $18.3 million, respectively.

Prior to the Company’s initial public offering ( the “IPO”), the Adviser had waived its right to receive the Management Fee in excess of the sum of (i) 0.25% of aggregate committed but undrawn capital; and, (ii) 0.75% of aggregate drawn capital (including capital drawn to pay Company expenses) as determined as of the end of any calendar quarter (the “Pre-IPO Waiver”).

In addition, the Adviser has voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”) for any period in which TICC Capital Corp. remains a portfolio company of the Company.

For the year ended December 31, 2016 and 2015, Management Fees of $0.1 million, and $0.1 million, respectively, were waived, consisting solely of Management Fees attributable to the Company’s ownership of the TICC shares. For the year ended December 31, 2014, Management Fees of $2.5 million were waived pursuant to the Pre-IPO Waiver. Any waived Management Fees are not subject to recoupment by the Adviser.

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
•

the aggregate amount of distributions (including share repurchases) made by the Company from the beginning of the current quarter to the day (but only to the extent the distributions were not declared and accounted for on its books and records in a previous quarter).

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

For the year ended December 31, 2016, Incentive Fees were $22.7 million which were realized and payable to the Adviser. For the year ended December 31, 2015, Incentive Fees were $20.2 million which were realized and payable to the Adviser. For the year ended December 31, 2014, Incentive Fees were $17.8 million, of which $20.8 million were realized and payable to the Adviser.

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

For the years ended December 31, 2016 and 2015, Incentive Fees of $0.3 million and $0.2 million, respectively, were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares. For the year ending December 31, 2014 no Incentive Fees were waived, as the Company did not hold any TICC Shares during such periods. Any waived Incentive Fees are not subject to recoupment by the Adviser.

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

In November 2016, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2017, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies and/or had the power to exercise control over the management or policies of such portfolio company. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedules of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value consisted of the following at December 31, 2016 and 2015:

	December 31, 2016
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,592,753	$1,599,578	$6,825
Second-lien debt investments	23,959	19,577	(4,382)
Mezzanine and unsecured debt investments	10,753	10,681	(72)
Equity and other investments	40,222	27,567	(12,655)
Total Investments	$1,667,687	$1,657,403	$(10,284)

	December 31, 2015
			Net Unrealized
	Amortized Cost (1)	Fair Value	Loss
First-lien debt investments	$1,333,080	$1,310,183	$(22,897)
Second-lien debt investments	126,049	121,222	(4,827)
Mezzanine and unsecured debt investments	29,751	27,966	(1,785)
Equity and other investments	40,796	26,338	(14,458)
Total Investments	$1,529,676	$1,485,709	$(43,967)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Automotive	1.8%	2.2%
Beverage, food, and tobacco	3.5%	4.2%
Business services	22.6%	21.2%
Chemicals	0.7%	0.5%
Education	6.0%	1.8%
Electronics	4.2%	5.5%
Financial services	10.8%	2.9%
Healthcare	12.2%	18.0%
Hotel, gaming, and leisure	4.5%	5.5%
Human resource support services	3.8%	3.6%
Insurance	4.0%	4.3%
Internet services	3.1%	3.6%
Manufacturing	3.2%	1.6%
Office products	2.2%	2.4%
Oil, gas and consumable fuels	2.7%	3.2%
Other	0.5%	0.6%
Pharmaceuticals	4.5%	4.9%
Real Estate	—	0.7%
Retail and consumer products	8.9%	8.5%
Transportation	0.8%	4.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
United States
Midwest	12.8%	9.9%
Northeast	29.3%	21.9%
South	24.5%	26.1%
West	28.0%	29.7%
Canada	1.6%	1.9%
Europe	3.8%	10.5%
Total	100.0%	100.0%

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

During the year ended December 31, 2016, the Company entered into foreign currency forward contracts to facilitate settlement of purchases and sales of investments denominated in foreign currencies. The Company did not have any open foreign currency forward contracts as of December 31, 2016.

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

Interest Rate Swaps

In June 2014, in connection with the issuance of the 2019 Convertible Senior Notes, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. As of December 31, 2014 the Company received fixed rate interest at 4.50% and paid variable rate interest based on the three-month London Interbank Offered Rate (“LIBOR”) plus 252.9 basis points.

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

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets as of December 31, 2016 and 2015:

	December 31, 2016
($ in thousands)	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets (1)	Account in the Consolidated Balance Sheets
Interest rate swap	12/15/2019	$115,000	$—	$(207)	$(207)	Receivable for interest rate swaps
Interest rate swap	10/5/2018	92,500	276	—	276	Receivable for interest rate swaps
Total		$207,500	$276	$(207)	$69

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

	December 31, 2015
($ in thousands)	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets (1)	Account in the Consolidated Balance Sheets
Interest rate swap	12/15/2019	$115,000	$128	$—	$128	Receivable for interest rate swaps
Interest rate swap	10/5/2018	92,500	274	—	274	Receivable for interest rate swaps
Total		$207,500	$402	$—	$402

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

During the years ended December 31, 2016, 2015 and 2014, the Company received $5.2 million, $5.2 million, and $2.6 million, respectively, and paid $4.1 million, $3.7 million, and $1.6 million, respectively, related to the quarterly settlements of its $115 million notional amount interest rate swap. The net amounts of these settlements are reductions to interest expense in the Company’s consolidated statements of operations.

During the year ended December 31, 2016 the Company received $0.5 million and paid $1.1 million related to the quarterly settlements of its $92.5 million notional amount interest rate swap. The net amounts of these settlements are a reduction to interest income in the Company’s consolidated statements of operations.

For the years ended December 31, 2016 and 2015, the Company recognized ($0.3) million and ($0.6) million, respectively, in unrealized depreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of December 31, 2016, and 2015, the swap transactions had a fair value of $0.1 million, and $0.4 million, respectively, which is included in receivable for interest rate swaps on the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of December 31, 2016, $1.1 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of other assets on the Company’s consolidated balance sheet. The Company also had $0.9 million of cash collateral posted as of December 31, 2015, which is also included in restricted cash as a component of other assets on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2016 and 2015:

	Fair Value Hierarchy at December 31, 2016
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$145,491	$1,454,087	$1,599,578
Second-lien debt investments	—	16,227	3,350	19,577
Mezzanine and unsecured debt investments	5,511	5,170	—	10,681
Equity and other investments	6,580	8,522	12,465	27,567
Total Investments at Fair Value	$12,091	$175,410	$1,469,902	$1,657,403
Receivable on interest rate swaps	—	69	—	69
Total	$12,091	$175,479	$1,469,902	$1,657,472

	Fair Value Hierarchy at December 31, 2015
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$80,692	$1,229,491	$1,310,183
Second-lien debt investments	—	30,781	90,441	121,222
Mezzanine debt investments	—	20,165	7,801	27,966
Equity and other investments	9,933	8,200	8,205	26,338
Total Investments at Fair Value	$9,933	$139,838	$1,335,938	$1,485,709
Receivable on interest rate swaps	—	402	—	402
Total	$9,933	$140,240	$1,335,938	$1,486,111

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,229,491	$90,442	$7,801	$8,206	$1,335,940
Purchases or originations	675,813	(5)	—	—	675,808
Proceeds from investments	—	—	—	(241)	(241)
Repayments / redemptions	(455,697)	(62,500)	(2,165)	—	(520,362)
Paid-in-kind interest	6,363	2,557	—	—	8,920
Net change in unrealized gains (losses)	18,593	2,561	280	672	22,106
Net realized losses	(8,585)	—	79	—	(8,506)
Net amortization of discount on securities	12,483	1,036	28	—	13,547
Transfers within Level 3	34,082	(34,082)	—	—	—
Transfers into (out of) Level 3	(58,456)	3,341	(6,023)	3,828	(57,310)
Balance, End of Period	$1,454,087	$3,350	$—	$12,465	$1,469,902

Idera and Quiksilver – Boardriders SA were transferred out of Level 3 for fair value measurement purposes during the year ended December 31, 2016, as a result of changes in the observability of inputs into these securities valuations. Vertellus was transferred into Level 3 fair value measurement purposes as a result of changes in the observability of inputs into the valuation. APX Group was transferred into Level 1 as a result of changes in the observability of inputs into the valuation.

	Year Ended
	December 31, 2015
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,059,336	$61,250	$4,520	$9,368	$1,134,474
Purchases or originations	632,277	30,201	—	7,843	670,321
Proceeds from investments	(22,344)	—	—	—	(22,344)
Repayments / redemptions	(438,438)	—	(4,887)	—	(443,325)
Paid-in-kind interest	4,282	1,128	1	—	5,411
Net change in unrealized losses	(14,125)	(2,375)	638	(6,169)	(22,031)
Net realized losses	(2,525)	—	—	(2,837)	(5,362)
Net amortization of discount on securities	11,506	237	70	—	11,813
Transfers into (out of) Level 3	(478)	—	7,459	—	6,981
Balance, End of Period	$1,229,491	$90,441	$7,801	$8,205	$1,335,938

Quiksilver – Boardriders SA  and Sears were transferred into Level 3 for fair value measurement purposes during the year ended December 31, 2015, as a result of changes in the observability of inputs into these securities valuations.

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2016 and 2015:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Year Ended	for the Year Ended
	December 31, 2016 on	December 31, 2015 on
	Investments Held at	Investments Held at
	December 31, 2016	December 31, 2015
First-lien debt investments	$18,229	$(9,373)
Second-lien debt investments	8	(2,374)
Mezzanine and unsecured debt investments	—	310
Equity and other investments	672	(7,378)
Total	$18,909	$(18,815)

The following table presents the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of December 31, 2016 and 2015:

	December 31, 2016
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,454,087	Income approach (1)	Market yield	6.6% — 12.9% (9.3%)	Decrease
Second-lien debt investments	$3,350	Income approach	Market yield	13.6% — 13.6% (13.6%)	Decrease
Equity and other investments	$12,465	Market Multiple (2)	Comparable multiple	8.4x — 13.5x (10.1x)	Increase

(1)	Includes $123.6 million of first-lien debt investments which were valued using a waterfall of the asset valuation.
(2)	Includes $4.7 million of equity investments which were valued using a weighted valuation approach.

	December 31, 2015
					Impact to Valuation
		Valuation	Unobservable	Range (Weighted	from an Increase to
	Fair Value	Technique	Input	Average)	Input
First-lien debt investments	$1,229,491	Income approach (1)	Market yield	3.9% — 15.3% (10.8%)	Decrease
Second-lien debt investments	$90,441	Income approach	Market yield	12.1% — 13.8% (13.2%)	Decrease
Mezzanine debt investments	$7,801	Income approach	Market yield	12.6% — 12.6% (12.6%)	Decrease
Equity and other investments	$8,205	Market Multiple or Discounted Cash Flow (2)	Comparable multiple or discount rate	8.4x — 13.5x (11.8x) or 12.0%	Increase or decrease

(1)	Includes $44.1 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the transacted value of the investments.
(2)	Includes $3.8 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the transacted value of the investments.

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

Significant unobservable quantitative inputs typically considered in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. If debt investments are credit impaired, an enterprise value analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value.  For the Company’s Level 3 equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2016, approximates its carrying value as the outstanding balance is callable at carrying value.  The fair value of the Company’s 2019 Convertible Senior Notes, which is categorized as Level 2 within the fair value hierarchy, as of December 31, 2016, was $117.6 million, based on broker quotes received by the Company.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and 2019 Convertible Senior Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2016 and 2015, the Company’s asset coverage was 237.7% and 225.7% respectively.

Debt obligations consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$945,000	$578,657	$366,343	$569,919
2019 Convertible Senior Notes	115,000	115,000	—	110,790
Total Debt	$1,060,000	$693,657	$366,343	$680,709

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and 2019 Convertible Senior Notes are presented net of deferred financing costs of $8.7 million and $2.3 million, respectively.

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$821,250	$540,305	$280,945	$532,996
2019 Convertible Senior Notes	115,000	115,000	—	109,427
Total Debt	$936,250	$655,305	$280,945	$642,423

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and 2019 Convertible Senior Notes are presented net of deferred financing costs of $7.3 million and $3.1 million, respectively.

For the years ended December 31, 2016, 2015 and 2014, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Interest expense	$20,501	$15,342	$10,951
Commitment fees	837	1,773	2,263
Amortization of debt issuance costs	2,238	5,874	2,553
Accretion of original issue discount	589	560	300
Swap settlement	(1,057)	(1,539)	(989)
Total Interest Expense	$23,108	$22,010	$15,078
Average debt outstanding (in millions)	$725.9	$540.8	$377.1
Weighted average interest rate	2.7%	2.6%	2.6%
Average 1-month LIBOR rate	0.50%	0.20%	0.16%

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

On December 10, 2015, TPG SL SPV, LLC became a guarantor under the Revolving Credit Facility.

On December 22, 2016, the Company entered into a fifth amendment to the Revolving Credit Facility:

•	increasing the aggregate commitments from $821.3 million to $945.0 million;
•	with respect to $885.0 million in commitments,
•	extending the revolving period from October 2, 2019 to December 22, 2020; and
•	extending the stated maturity date from October 2, 2020 to December 22, 2021.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2016, the Company had outstanding debt denominated in Euro (EUR) of 47.1 million and Pound Sterling (GBP) of 13.3 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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
•

a liquidity test under which the Company must not maintain cash and liquid investments of less than 10% of the covered debt amount for more than 30 consecutive business days under circumstances where the Company’s adjusted covered debt balance is greater than 90% of the Company’s adjusted borrowing base under the facility; and

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after December 22, 2016.

Net proceeds received from the Company’s IPO, the exercise of the underwriters’ over-allotment option from the IPO, and net proceeds received from the issuance of the 2019 Convertible Senior Notes were used to pay down borrowings on the Revolving Credit Facility.

SPV Asset Facility

On May 8, 2012, the “Closing Date,” the Company’s wholly owned subsidiary TPG SL SPV, LLC, entered into a credit and security agreement with Natixis, New York Branch. Also on May 8, 2012, the Company contributed certain investments to TPG SL SPV pursuant to the terms of a Master Sale and Contribution Agreement by and between the Company and TPG SL SPV. The Company consolidates TPG SL SPV in its consolidated financial statements, and no gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility were permitted to be used to finance the acquisition of eligible assets by TPG SL SPV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by TPG SL SPV through its ownership of TPG SL SPV. The facility size was subject to availability under the borrowing base, which was based on the amount of TPG SL SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test, an asset quality test and certain concentration limits.

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

2019 Convertible Senior Notes

On June 10, 2014, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019 (the “2019 Convertible Senior Notes”). The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, the Company entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 286 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

Holders may convert their 2019 Convertible Senior Notes at their option at any time prior to June 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the 2019 Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

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

For the years ended December 31, 2016 and 2015, the components of interest expense related to the 2019 Convertible Senior Notes were as follows:

	December 31, 2016	December 31, 2015
Interest expense	$5,175	$5,175
Accretion of original issue discount	589	560
Amortization of debt issuance cost	774	774
Total Interest Expense	$6,538	$6,509

Total interest expense in the table above does not include the effect of the interest rate swaps. During the years ended December 31, 2016 and 2015, the Company received $5.2 million and $5.2 million, respectively, and paid $4.1 million and $3.7 million, respectively, related to the quarterly settlement of its interest rate swaps. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations. In January 2015, the Company closed out its existing interest rate swaps and simultaneously entered into new interest rate swaps, realizing a cash payment of $2.0 million and increasing pricing to three-month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2016 and December 31, 2015, the principal amount of the 2019 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of December 31, 2016 and December 31, 2015, the components of the carrying value of the 2019 Convertible Senior Notes and the stated interest rate were as follows:

	December 31, 2016	December 31, 2015
Principal amount of debt	$115,000	$115,000
Original issue discount, net of accretion	(1,928)	(2,517)
Deferred financing costs	(2,282)	(3,056)
Carrying value of debt	$110,790	$109,427
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate as of December 31, 2016 was three-month LIBOR plus 286 basis points. Please see Note 5 for further information about the Company’s interest rate swaps.

The 2019 Convertible Senior Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the 2019 Convertible Senior Notes Indenture. As of December 31, 2016, the Company was in compliance with the terms of the 2019 Convertible Senior Notes Indenture.

The 2019 Convertible Senior Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the 2019 Convertible Senior Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the 2019 Convertible Senior Notes Indenture. The Company has determined that the embedded conversion option in the 2019 Convertible

Senior Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2019 Convertible Senior Notes, the Company estimated at the time of issuance separate debt and equity components of the 2019 Convertible Senior Notes. An original issue discount equal to the equity components of the 2019 Convertible Senior Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2019 Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

As of December 31, 2016 and December 31, 2015, the Company was in compliance with the terms of its debt obligations.

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

As of December 31, 2016 and December 31, 2015, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2016	December 31, 2015
AppStar Financial, LLC - Revolver	$2,000	$2,000
AvidXchange, Inc. - Delayed Draw Term Loan	—	15,385
Clarabridge, Inc. - Revolver	2,500	2,500
CrunchTime Information Systems, Inc. - Delayed Draw Term Loan	12,000	12,000
CrunchTime Information Systems, Inc. - Revolver	2,000	2,000
Ecommerce Industries, Inc. - Delayed Draw Term Loan	—	4,800
Ecommerce Industries, Inc. - Revolver	2,486	2,486
Heartland Automotive Holdings, LLC - Revolver	4,139	2,833
Helix Health, Ltd. - Revolver	3,903	2,390
Highwinds Capital, Inc. - Revolver	—	200
IRGSE Holding Corp. - Revolver	245	552
Leaf US Holdings, Inc. - Revolver	2,000	2,000
Marketo, Inc. - Revolver	1,875	—
MyAlarm Center, LLC - Delayed Draw	774	2,164
Network Merchants, Inc. - Revolver	780	780
PayLease, LLC - Revolver	5,000	5,000
SailPoint Technologies, Inc. - Revolver	1,200	—
ScentAir Technologies, Inc. - Multi Draw Term Loan	—	1,500
ScentAir Technologies, Inc. - Revolver	2,143	2,143
Sears - ABL Revolver	—	17,913
Sovos Compliance, LLC - Revolver	750	—
Total Portfolio Company Commitments	$43,795	$78,646

Other Commitments and Contingencies

As of December 31, 2016, the Company had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of December 31, 2016. As of December 31, 2015, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of December 31, 2015.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2016, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the year ended December 31, 2016 and 2015. All shares issued to stockholders in the tables below are newly issued shares.

	Year Ended
	December 31, 2016
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2015	December 31, 2015	February 1, 2016	147,809
February 24, 2016	March 31, 2016	May 2, 2016	186,204
May 4, 2016	June 30, 2016	August 1, 2016	168,621
August 3, 2016	September 30, 2016	November 1, 2016	135,692
Total Shares Issued			638,326

	Year Ended
	December 31, 2015
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2014	December 31, 2014	February 2, 2015	162,490
February 24, 2015	March 31, 2015	May 1, 2015	41,441
May 7, 2015	June 30, 2015	August 3, 2015	26,258
August 4, 2015	September 30, 2015	November 2, 2015	138,413
Total Shares Issued			368,602

On November 3, 2014, the Company’s Board approved a stock repurchase plan (the “Company 10b5-1 Plan”) to acquire up to $50 million in the aggregate of the Company’s common stock at prices just below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.

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

During the year ended December 31, 2016, the Company repurchased 86,081 shares under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. During the year ended December 31, 2015, 2,000 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $14.44, inclusive of commissions, for a total cost of $28.9. On February 22, 2017, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 3, 2017.

On December 3, 2013, the Board approved a stock split in the form of a stock dividend pursuant to which the Company’s stockholders of record as of December 4, 2013 received 65.676 additional shares of common stock for each share of common stock held. The Company distributed the shares on December 5, 2013 and paid cash for fractional shares without interest or deduction. For dates prior to December 3, 2013, the Company has retroactively applied the effect of the stock split to the financial information presented herein by multiplying numbers of shares outstanding by 66.676 and dividing per share amounts by 66.676.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Increase in net assets resulting from operations	$137,007	$63,568	$85,050
Weighted average shares of common stock outstanding—basic and diluted	58,591,380	54,006,322	50,509,692
Earnings per common share—basic and diluted	$2.34	$1.18	$1.68

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the year ended December 31, 2016 was less than the conversion price for the 2019 Convertible Senior Notes outstanding as of December 31, 2016. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the 2019 Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the years ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2016	March 31, 2016	April 29, 2016	$0.39
May 4, 2016	June 30, 2016	July 29, 2016	0.39
August 3, 2016	September 30, 2016	October 31, 2016	0.39
November 7, 2016	December 31, 2016	January 31, 2017	0.39
Total Dividends Declared			$1.56

	Year Ended
	December 31, 2015
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2015	March 31, 2015	April 30, 2015	$0.39
May 7, 2015	June 30, 2015	July 31, 2015	0.39
August 4, 2015	September 30, 2015	October 30, 2015	0.39
November 3, 2015	December 31, 2015	January 29, 2016	0.39
Total Dividends Declared			$1.56

The dividends declared during the years ended December 31, 2016 and December 31, 2015, were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Ordinary Income (1)	$89,916	$74,932	$80,077
Capital Gains	2,878	9,366	1,249
Total	$92,794	$84,298	$81,326

(1)

For the years ended December 31, 2016, 2015 and 2014, 82.52%, 83.04%, and 78.85% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2016, 2015 and 2014, to taxable income at December 31, 2016, 2015 and 2014:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Increase in net assets resulting from operations	$137,007	$63,568	$85,050
Adjustments:
Net unrealized (gain) loss on investments	(29,802)	28,568	17,722
Other income (loss) for tax purposes, not book	(290)	437	3
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	2,249	1,521	1,156
Other book-tax differences	(2,930)	2,073	189
Taxable Income	$106,134	$96,067	$104,020

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

During the year ended December 31, 2016, permanent differences were principally related to $2.3 million of recharacterization of income for tax purposes between ordinary income and capital gains, $1.8 million attributable to accrued U.S. federal excise taxes, $1.0 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, and $0.4 million attributable to the foreign currency reclassifications. During the year ended December 31, 2015, permanent differences were principally related to $13.8  million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $1.2 million attributable to accrued U.S. federal excise taxes, and $0.1 million attributable to the foreign currency reclassifications. During the year ended December 31, 2014, permanent differences were principally related to $19.9 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $1.1 million attributable to accrued U.S. federal excise taxes, and $0.2 million attributable to the foreign currency reclassifications.

As of December 31, 2016, the Company had a deferred tax asset of $3.1 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $3.1 million. As of December 31, 2015, the Company had a deferred tax asset of $1.5 million pertaining to unrealized depreciation and a $1.6 million deferred tax asset pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax assets have been offset by valuation allowances of $1.5 million and $1.6 million for the deferred tax asset generated from unrealized depreciation and operating income, respectively. There were no deferred tax assets or liabilities as of December 31, 2014.

The tax cost of the Company’s investments as of December 31, 2016 and 2015, approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2016, 2015, 2014, 2013, and 2012.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Per Share Data (5)(7)
Net asset value, beginning of period	$15.15	$15.53	$15.52	$15.19	$14.71

Net investment income (1)	1.83	1.76	2.07	1.66	1.36
Net realized and unrealized gain (loss) (1)	0.51	(0.58)	(0.33)	0.23	0.29
Total from operations	2.34	1.18	1.74	1.89	1.65
Issuance of common stock, net of offering costs (1)	0.03	—	(0.20)	—	—
Dividends declared from net investment income (2)	(1.39)	(1.15)	(1.51)	(1.36)	(1.06)
Dividends declared from realized gains (2)	(0.17)	(0.41)	(0.02)	(0.20)	(0.11)
Total increase (decrease) in net assets	0.81	(0.38)	0.01	0.33	0.48
Net Asset Value, End of Period	$15.95	$15.15	$15.53	$15.52	$15.19
Per share market value at end of period	$18.68	$16.22	$16.82	—	—
Total return based on market value (3)	24.78%	5.71%	14.69%	—	—
Total return based on net asset value (4)	15.54%	7.62%	9.92%	12.44%	11.26%
Shares Outstanding, End of Period	59,716,205	54,163,960	53,797,358	37,026,023	31,582,954
Ratios / Supplemental Data
Ratio of net expenses to average net assets (6)	9.39%	9.31%	7.56%	6.60%	6.91%
Ratio of net investment income to average net assets	11.84%	11.35%	13.42%	10.80%	8.43%
Portfolio turnover	37.40%	34.51%	53.16%	26.97%	45.70%
Net assets, end of period	$952,212	$820,741	$835,405	$574,696	$479,803

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	As further described in Note 9, the indicated amounts for dates prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of TICC Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 9.43% and 9.33% for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2014, 2013, and 2012, the Company’s did not own any shares of common stock of TICC Capital Corp. For the years ended December 31, 2014, 2013, and 2012, the ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee prior to our IPO. Excluding the effects of the waiver, the ratio of net expenses to average net assets would have been 7.88%, 7.94% and 8.03% for the years ended December 31, 2014, 2013, and 2012, respectively.

(7)     Table may not sum due to rounding.

14. Selected Quarterly Financial Data (Unaudited)

	2016
	Q4	Q3	Q2	Q1
Investment Income	$49,708	$53,917	$46,034	$42,751
Net Expenses (1)	$21,641	$23,346	$20,531	$19,559
Net Investment Income	$28,067	$30,571	$25,503	$23,192
Total unrealized and realized gains (losses)	$4,656	$6,304	$24,135	$(5,421)
Increase in Net Assets Resulting from Operations	$32,723	$36,875	$49,638	$17,771
Net Asset Value per Share as of the End of the Quarter	$15.95	$15.78	$15.55	$15.11

	2015
	Q4	Q3	Q2	Q1
Investment Income	$43,559	$46,774	$45,352	$37,730
Net Expenses (1)	$19,916	$20,926	$20,332	$16,943
Net Investment Income	$23,643	$25,849	$25,020	$20,787
Total unrealized and realized gains (losses)	$(27,985)	$(16,512)	$9,085	$3,681
Increase (decrease) in Net Assets Resulting from Operations	$(4,342)	$9,337	$34,105	$24,468
Net Asset Value per Share as of the End of the Quarter	$15.15	$15.62	$15.84	$15.60

	2014
	Q4	Q3	Q2	Q1
Investment Income	$45,778	$38,404	$45,657	$33,481
Net Expenses (1)	$15,094	$15,288	$16,224	$12,239
Net Investment Income	$30,684	$23,116	$29,433	$21,242
Total unrealized and realized gains (losses)	$(16,879)	$(4,513)	$(2,139)	$4,106
Increase in Net Assets Resulting from Operations	$13,805	$18,603	$27,294	$25,348
Net Asset Value per Share as of the End of the Quarter	$15.53	$15.66	$15.70	$15.51

(1)	Net expenses include income taxes, including excise taxes.

15. Subsequent Events

On February 1, 2017, the Company issued in a private offering $100 million aggregate principal amount of 4.50% Convertible Senior Notes due 2022 (the “2022 Convertible Senior Notes”). On February 3, 2017, the Company issued an additional $15 million aggregate principal amount of the 2022 Convertible Senior Notes pursuant to the exercise in full of the over-allotment option to purchase additional notes granted to the initial purchasers. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $110.6 million. The Company used the net proceeds of the 2022 Convertible Senior Notes issuances to pay down debt under its Revolving Credit Facility.

On February 1, 2017, in connection with the issuance of the 2022 Convertible Senior Notes, the Company entered into an interest rate swap transaction with a notional amount of $115 million. The Company pays three-month LIBOR plus 237.2 basis points and receives fixed rate interest at 4.50%. The swap transaction matures on August 1, 2022.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

On February 22, 2017, the Board of Directors of the Company and the Adviser entered into an amended and restated administration agreement (the “Amended and Restated Administration Agreement”) reflecting certain clarifications to the agreement, including with respect to the scope of the costs and expenses of the Administrator’s services.

A copy of the Amended and Restated Administration Agreement is attached as Exhibit 10.16 to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

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

(3)	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

3.3	Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2016).

3.4	Bylaws of TPG Specialty Lending, Inc., effective as of November 7, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

4.2

Indenture, dated June 10, 2014, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 10, 2014).

4.3	Form of 4.50% Convertible Senior Note Due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 10, 2014).

4.4

Indenture, dated as of February 1, 2017, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

4.5	Form of 4.50% Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

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

10.4	Custodian Agreement dated November 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012).

10.5

Amended and Restated Revolving Credit and Security Agreement, dated as of January 21, 2014, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 4, 2014).

10.6

Amended and Restated Master Sale and Contribution Agreement by and between TPG Specialty Lending, Inc., as the Originator and TPG SL SPV, LLC, as the Buyer, dated as of January 21, 2014 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 4, 2014).

Exhibit No	Description of Exhibits
10.7

Second Amended and Restated Senior Secured Credit Agreement, dated February 27, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and SunTrust Bank, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 4, 2014).

10.8

Dividend Reinvestment Plan of TPG Specialty Lending, Inc. (incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 filed on March 17, 2014).

10.9

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

10.10

First Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 3, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014).

10.11

Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 27, 2014, among TPG Specialty Lending, Inc., as Borrower, Morgan Stanley Bank, N.A., as a Lender, and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014).

10.12

Third Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 17, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2014).

10.13

Second Amended and Restated Credit and Security Agreement, dated as of March 27, 2015, among TPG SL SPV, LLC, as Borrower, the Lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015).

10.14

Fourth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 2, 2015, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Suntrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2015).

10.15

Fifth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated December 22, 2016, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent.

10.16	Amended and Restated Administration Agreement, dated as of February 22, 2017 between the Company and the Adviser.

21.1	Subsidiaries of TPG Specialty Lending, Inc.

31.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-CEOs and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2017	TPG SPECIALTY LENDING, INC.

/s/ Michael Fishman
Co-Chief Executive Officer

/s/ Joshua Easterly
Co-Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Gordon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2016, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2017.

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