Form 10-Q
period 2017-03-31
TPG Specialty Lending, Inc.
filed 2017-05-03
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at May 3, 2017 was 59,948,888.

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017, and elsewhere in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,483,055 and $1,567,673, respectively)	$1,518,165	$1,591,544
Controlled, affiliated investments (amortized cost of $104,018 and $100,014, respectively)	62,113	65,859
Total investments at fair value (amortized cost of $1,587,073 and $1,667,687, respectively)	1,580,278	1,657,403
Cash and cash equivalents (includes restricted cash of $2,601 and $1,088, respectively)	7,030	5,954
Interest receivable	7,914	9,678
Receivable for interest rate swaps	223	69
Receivable for investments sold	7,080	—
Prepaid expenses and other assets	4,355	2,428
Total Assets	$1,606,880	$1,675,532
Liabilities
Debt (net of deferred financing costs of $14,096 and $11,019, respectively)	$603,999	$680,709
Management fees payable to affiliate	6,071	6,269
Incentive fees payable to affiliate	6,050	5,889
Dividends payable	23,337	23,289
Payables to affiliate	1,348	1,555
Other liabilities	6,434	5,609
Total Liabilities	647,239	723,320
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 59,928,121 and 59,805,285 shares issued, respectively; and 59,839,041 and 59,716,205 shares outstanding, respectively	599	598
Additional paid-in capital	900,596	898,868
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Undistributed net investment income	48,619	50,142
Net unrealized gains (losses)	(726)	1,422
Undistributed net realized gains	11,912	2,541
Total Net Assets	959,641	952,212
Total Liabilities and Net Assets	$1,606,880	$1,675,532
Net Asset Value Per Share	$16.04	$15.95

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$47,770	$39,170
Dividend income	1	474
Other income	2,125	723
Total investment income from non-controlled, non-affiliated investments	49,896	40,367
Investment income from controlled, affiliated investments:
Interest from investments	1,000	2,333
Other income	52	51
Total investment income from controlled, affiliated investments	1,052	2,384
Total Investment Income	50,948	42,751
Expenses
Interest	6,865	5,298
Management fees	6,071	5,748
Incentive fees	6,050	4,902
Professional fees	1,286	1,923
Directors’ fees	106	97
Other general and administrative	1,301	1,254
Total expenses	21,679	19,222
Management and incentive fees waived (Note 3)	—	(98)
Net Expenses	21,679	19,124
Net Investment Income Before Income Taxes	29,269	23,627
Income taxes, including excise taxes	750	435
Net Investment Income	28,519	23,192
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	11,240	197
Controlled, affiliated investments	(7,750)	(4,359)
Translation of assets and liabilities in foreign currencies	(5,793)	(2,703)
Interest rate swaps	154	1,240
Total net change in unrealized losses	(2,149)	(5,625)
Realized gains:
Non-controlled, non-affiliated investments	1,322	—
Foreign currency transactions	586	204
Total realized gains	1,908	204
Total Unrealized and Realized Gains (Losses)	(241)	(5,421)
Increase in Net Assets Resulting from Operations	$28,278	$17,771
Earnings per common share—basic and diluted	$0.47	$0.32
Weighted average shares of common stock outstanding—basic and diluted	59,796,731	55,802,270

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2017

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($28,635 par, due 6/2017)	9.75%	8/28/2012	$28,587	$28,635	3.0%
	First-lien revolving loan ($1,583 par, due 6/2017)	11.00%	8/28/2012	1,576	1,583	0.2%
				30,163	30,218	3.2%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($61,105 par, due 3/2020)	8.90%	3/3/2014	60,322	55,300	5.8%
Business services
Actian Corporation (3)(5)	First-lien loan ($53,977 par, due 4/2018)	7.69%	4/11/2013	53,483	54,651	5.7%
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	8.54%	11/12/2015	44,143	45,675	4.8%
Idera, Inc. (3)	First-lien loan ($61,719 par, due 4/2021)	6.50%	10/9/2015	56,920	61,719	6.4%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($26,721 par, due 6/2019)	7.65%	6/30/2014	26,418	26,865	2.8%
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	10.65%	8/16/2016	27,314	28,125	2.9%
Motus, LLC (3)	First-lien loan ($20,311 par, due 7/2021)	11.04% (incl. 3.00% PIK)	7/29/2016	19,865	20,464	2.1%
Qlik Technologies, Inc. (3)	First-lien loan ($40,298 par, due 8/2022)	9.25%	8/22/2016	39,615	42,312	4.4%
SailPoint Technologies, Inc. (3)	First-lien loan ($26,304 par, due 8/2021)	9.00%	8/16/2016	25,823	26,235	2.7%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	8.00%	12/30/2014	19,737	20,318	2.1%
Sovos Compliance, LLC (3)	First-lien loan ($29,103 par, due 3/2022)	8.40%	7/1/2016	28,571	29,477	3.1%
				341,889	355,841	37.0%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10.00%	10/31/2016	4,942	4,954	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	13.00%	10/31/2016	3,341	3,358	0.3%
				8,283	8,312	0.8%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8.15%	8/31/2016	43,879	44,662	4.7%
Frontline Technologies Group LLC (3)(5)	First-lien loan ($54,450 par, due 4/2021)	7.90%	4/1/2016	53,238	54,995	5.7%
				97,117	99,657	10.4%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Electronics
MyAlarm Center, LLC (3)	First-lien loan ($63,761 par, due 1/2019)	9.00%	1/9/2014	62,256	63,761	6.6%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($21,900 par, due 8/2020)	9.00%	8/18/2015	21,511	22,378	2.3%
AvidXchange, Inc. (3)	First-lien loan ($53,953 par, due 8/2020)	10.50% (incl. 2.38% PIK)	8/7/2015	53,246	54,087	5.6%
Network Merchants, Inc. (3)	First-lien loan ($21,704 par, due 9/2018)	7.75%	9/12/2013	21,561	21,985	2.3%
PayLease, LLC (3)	First-lien loan ($34,718 par, due 3/2020)	10.00%	3/6/2015	34,230	35,016	3.6%
PaySimple, Inc. (3)	First-lien loan ($30,029 par, due 3/2022)	9.38% (incl. 1.75% PIK)	3/7/2017	29,436	29,416	3.1%
Smarsh, Inc. (3)(5)	First-lien loan ($30,000 par, due 1/2021)	8.50%	1/7/2016	29,375	30,675	3.2%
				189,359	193,557	20.1%
Healthcare
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 40,043 par, due 9/2019)	11.50%	9/30/2014	47,288	45,184 (EUR 42,245)	4.7%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	262	556 (EUR 520)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($44,550 par, due 12/2021)	6.40%	12/17/2015	43,877	45,330	4.7%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($47,486 par, due 9/2020)	9.65% (incl. 2.50% PIK)	9/30/2015	46,404	47,723	5.0%
Quantros, Inc. (3)(5)	First-lien loan ($29,700 par, due 2/2021)	8.90%	2/29/2016	28,862	30,443	3.2%
				166,693	169,236	17.7%
Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($26,112 par, due 4/2020)	9.28% (incl. 2.50% PIK)	4/16/2015	25,758	26,393	2.8%
IRGSE Holding Corp. (3)(7)	First-lien loan ($21,581 par, due 9/2019)	10.65% (incl. 5.00% PIK)	9/29/2015	21,581	17,697	1.8%
	First-lien revolving loan ($16,703 par, due 9/2019)	10.65% (incl. 5.00% PIK)	9/29/2015	16,703	13,696	1.4%
				64,042	57,786	6.0%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Human resource support services
Saba Software, Inc. (3)(5)	First-lien loan ($54,038 par, due 3/2021)	9.00%	3/30/2015	53,566	55,523	5.8%
Skillsoft (3)	First-lien loan ($8,616 par, due 4/2021)	5.75%	11/5/2015	6,918	7,911	0.8%
				60,484	63,434	6.6%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($64,564 par, due 10/2020)	7.44%	10/31/2014	64,041	65,209	6.8%
Office products
Ecommerce Industries, Inc. (3)	First-lien loan ($36,435 par, due 3/2019)	7.40%	3/11/2014	36,290	36,630	3.8%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(7)(10)	First-lien loan ($53,380 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	52,864	30,574	3.2%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(9)	Secured note ($33,333 par, due 9/2026)	8.38%	1/5/2017	33,183	33,166	3.5%
Model N, Inc. (3)(4)	First-lien loan ($30,000 par, due 1/2022)	9.25%	1/5/2017	29,423	29,550	3.1%
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	7.75%	10/5/2015	74,227	75,700	7.9%
				136,833	138,416	14.5%
Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($23,729 par, due 9/2020)	9.25%	9/30/2015	23,480	23,729	2.5%
Eddie Bauer LLC (3)	ABL FILO term loan ($28,000 par, due 6/2019)	10.25%	3/31/2017	27,440	27,400	2.9%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($16,914 par, due 3/2021)	8.50%	3/25/2016	16,582	16,956	1.8%
Payless Inc. (3)	ABL FILO term loan ($50,000 par, due 3/2019)	8.00%	10/3/2016	48,867	53,250	5.5%
Sears (3)(4)(6)	First-lien ABL loan ($17,296 par, due 7/2020)	8.50%	3/18/2016	16,878	17,599	1.8%
Sears Canada Inc. (3)(4)	First-lien ABL loan ($20,884 par, due 3/2022)	10.50%	3/20/2017	20,364	20,362	2.1%
Toys ‘R’ Us-Delaware, Inc. (3)	ABL FILO term loan ($20,500 par, due 10/2019)	8.29%	10/9/2014	20,395	20,398	2.1%
				174,006	179,694	18.7%
Transportation
Carrix, Inc. (3)	First-lien loan ($12,671 par, due 1/2019)	5.50%	3/17/2015	12,205	12,397	1.3%

Total Debt Investments				1,556,847	1,560,022	162.5%
Equity and Other Investments
Chemicals
Vertellus Specialties, Inc.	Common Units (2,672,990 units)		10/31/2016	3,828	3,723	0.4%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value	of Net Assets
Financial services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846	5,760	0.6%
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	1,761	0.2%
TICC Capital Corp. (4)	Common Shares (1,059 shares)		8/5/2015	7	8	0.0%
				4,633	7,529	0.8%
Healthcare
Global Healthcare Exchange, LLC	Common Shares Class A (358 shares)		3/11/2014	358	377	0.0%
	Common Shares Class B (196 shares)		3/11/2014	6	567	0.1%
Helix Health, Ltd. (4)	Warrants		9/30/2014	877	904 (EUR 845)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,015	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	10	0.0%
				3,241	2,873	0.3%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897	97	0.0%
	Class C-1 Units (8,800,000 units)		9/29/2015	100	48	0.0%
				3,997	145	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(10)	Class A Member Units (933 units)		6/4/2014	8,874	—	0.0%
Other
Symphony (4)(6)	Structured Product	6.77%	11/17/2014	5,653	5,986	0.6%

Total Equity and Other Investments				30,226	20,256	2.1%
Total Investments				$1,587,073	$1,580,278	164.6%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)

In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndicate to the extent a loan has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder.

(6)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2017 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the three months ended March 31, 2017

Company	Fair Value at December 31, 2016	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at March 31, 2017	Other Income	Interest Income
Mississippi Resources, LLC	$33,885	$3,431	$(1,646)	$(5,096)	$—	$30,574	$50	$27
IRGSE Holding Corp.	31,974	2,218	—	(2,653)	—	31,539	2	973
Total	$65,859	$5,649	$(1,646)	$(7,749)	$—	$62,113	$52	$1,000

(a)

Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(b)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable. When an investment is placed on non-accrual status, any cash flows received by the Company are applied to the outstanding principal balance.

(8)	As of March 31, 2017, the tax cost of the Company’s investments approximates their amortized cost.
(9)

Notes contain a fixed rate structure. The Company entered into an interest rate swap agreement to swap to a floating rate. Refer to Note 5 for further information related to the Company’s interest rate swaps on investments.

(10)	Investment on non-accrual as of March 31, 2017.

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

(5)

In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndicate to the extent a loan has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder.

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
(9)

Notes contain a fixed rate structure. The Company entered into an interest rate swap agreement to swap to a floating rate. Refer to Note 5 for further information related to the Company’s interest rate swaps on investments.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Increase in Net Assets Resulting from Operations
Net investment income	$28,519	$23,192
Net change in unrealized losses	(2,149)	(5,625)
Net realized gains	1,908	204
Increase in Net Assets Resulting from Operations	28,278	17,771
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	78,275
Reinvestment of dividends	2,132	2,311
Purchases of treasury stock	—	(1,329)
Dividends declared from net investment income	(23,337)	(23,098)
Issuance of Convertible Senior Notes	356	—
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(20,849)	56,159
Total Increase in Net Assets	7,429	73,930
Net assets, beginning of period	952,212	820,741
Net Assets, End of Period	$959,641	$894,671
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$48,619	$26,712

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$28,278	$17,771
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized (gains) losses on investments	(3,490)	4,162
Net change in unrealized losses on foreign currency transactions	5,793	2,703
Net change in unrealized gains on interest rate swaps	(154)	(1,240)
Net realized gains on investments	(1,322)	—
Net realized gains on foreign currency transactions	(355)	(241)
Net amortization of discount on investments	(9,425)	(3,078)
Amortization of debt issuance costs	735	575
Accretion of discount on Convertible Senior Notes	163	145
Purchases and originations of investments, net	(163,626)	(137,352)
Proceeds from investments, net	73,732	—
Repayments on investments	178,366	61,470
Paid-in-kind interest	(1,880)	(3,173)
Changes in operating assets and liabilities:
Interest receivable	1,584	(1,760)
Interest receivable paid-in-kind	180	64
Prepaid expenses and other assets	(9,007)	4,749
Management fees payable to affiliate	(198)	204
Incentive fees payable to affiliate	161	(96)
Payable to affiliate	(207)	266
Other liabilities	825	17,766
Net Cash Provided by (Used) in Operating Activities	100,153	(37,065)
Cash Flows from Financing Activities
Borrowings on debt	255,500	95,500
Payments on debt	(329,608)	(115,012)
Debt issuance costs	(3,812)	—
Proceeds from issuance of common stock, net of offering and underwriting costs	—	78,275
Purchases of treasury stock	—	(1,329)
Dividends paid to stockholders	(21,157)	(18,814)
Net Cash Provided by (Used) in Financing Activities	(99,077)	38,620
Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,076	1,555
Cash, cash equivalents, and restricted cash, beginning of period	5,954	3,306
Cash, Cash Equivalents, and Restricted Cash, End of Period	$7,030	$4,861
Supplemental Information:
Interest paid during the period	$4,224	$3,986
Excise taxes paid during the period	$2,100	$1,500
Dividends declared during the period	$23,337	$23,098
Reinvestment of dividends during the period	$2,132	$2,311

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included. The results of operations for interim periods are not indicative of results to be expected for the full year. All intercompany balances and transactions have been eliminated in consolidation.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”), on February 22, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less, and restricted cash pledged as collateral. Cash and cash equivalents denominated in U.S. dollars are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform. At March 31, 2017, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company reviews pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs, which are presented as a direct deduction from the carrying value of the related debt liability. These expenses are deferred and amortized using the effective interest method, or straight-line method, over the stated maturity of the obligation.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of discounts and premiums. Discounts and premiums to par value on securities purchased or originated are amortized into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

Unless providing services in connection with an investment, such as syndication, structuring or diligence, all or a portion of any loan fees received by the Company will be deferred and amortized over the investment’s life using the effective interest method.

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

Reimbursement of Transaction-Related Expenses

The Company may receive reimbursement for certain transaction-related expenses in pursuing investments. Transaction-related expenses, which are expected to be reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Prepaid expenses and other assets on the date incurred. The transaction-related costs of pursuing investments not otherwise reimbursed are borne by the Company and for successfully completed investments included as a component of the investment’s cost basis. Subsequent to closing, investments are recorded at fair value at each reporting period.

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

Accounting Standards Adopted in 2017

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18 (“ASU 2016-18”), “Statement of Cash Flows (Topic 230) - Restricted Cash.”  The standard requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance during the quarter ended March 31, 2017 and adjusted the prior period statement of cash flows to reflect the change.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for public companies for interim and annual periods in fiscal years beginning after December 15, 2017, with early adoption permitted for interim and annual periods in fiscal years beginning after December 15, 2016. The Company expects that the adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

For the three months ended March 31, 2017 and 2016, the Company incurred expenses of $1.0 million and $0.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2017 and 2016, Management Fees were $6.1 million and $5.7 million, respectively.

For the periods ended December 31, 2016 and prior, the Adviser voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”). The Adviser did not waive any Management Fees for the three months ended March 31, 2017.

For the three months ended March 31, 2016, Management Fees of $14.6 were waived, consisting solely of Management Fees attributable to the Company’s ownership of the TICC Shares.

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

For the three months ended March 31, 2017 and 2016, Incentive Fees were $6.0 million and $4.9 million, respectively, of which $6.0 million and $4.8 million, respectively, were realized and payable to the Adviser.

For the periods ended December 31, 2016 and prior, the Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of the Company’s ownership of the TICC Shares. The Adviser did not waive any part of the Capital Gains Fee attributable to the Company’s ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares apply against the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

The Adviser did not waive any Incentive Fees for the three months ended March 31, 2017. For the three months ended March 31, 2016, Incentive Fees of $0.1 million were waived consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

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

Investments at fair value consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,553,506	$1,556,664	$3,158
Second-lien debt investments	3,342	3,358	16
Mezzanine and unsecured debt investments	—	—	—
Equity and other investments	30,225	20,256	(9,969)
Total Investments	$1,587,073	$1,580,278	$(6,795)

	December 31, 2016
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,592,753	$1,599,578	$6,825
Second-lien debt investments	23,959	19,577	(4,382)
Mezzanine and unsecured debt investments	10,753	10,681	(72)
Equity and other investments	40,222	27,567	(12,655)
Total Investments	$1,667,687	$1,657,403	$(10,284)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Automotive	1.9%	1.8%
Beverage, food, and tobacco	3.5%	3.5%
Business services	22.5%	22.6%
Chemicals	0.8%	0.7%
Education	6.3%	6.0%
Electronics	4.0%	4.2%
Financial services	12.7%	10.8%
Healthcare	10.9%	12.2%
Hotel, gaming, and leisure	3.7%	4.5%
Human resource support services	4.0%	3.8%
Insurance	4.1%	4.0%
Internet services	—	3.1%
Manufacturing	—	3.2%
Office products	2.3%	2.2%
Oil, gas and consumable fuels	1.9%	2.7%
Other	0.4%	0.5%
Pharmaceuticals	8.8%	4.5%
Retail and consumer products	11.4%	8.9%
Transportation	0.8%	0.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
United States
Midwest	9.6%	12.8%
Northeast	29.9%	29.3%
South	20.3%	24.5%
West	34.2%	28.0%
Canada	3.0%	1.6%
Europe	3.0%	3.8%
Total	100.0%	100.0%

5. Derivatives

Interest Rate Swaps

In January 2015, in connection with its 2019 Convertible Senior Notes, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the three-month London Interbank Offered Rate (“LIBOR”) plus 286 basis points. The swap transactions mature on December 15, 2019.

In November 2015, in connection with a fixed rate investment, the Company entered into two interest rate swap transactions, each with a $46.3 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 1.16%. The swap transactions mature on October 5, 2018.

In January 2017, in connection with a fixed rate investment, the Company entered into an interest rate swap transaction with a $33.3 million notional amount. The Company receives three-month LIBOR plus 665.25 basis points and pays fixed rate interest at 8.375%. The swap transaction matures on January 10, 2020.

In February 2017, in connection with the issuance of the 2022 Convertible Senior Notes, the Company entered into an interest rate swap transaction with a $115 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the three-month LIBOR plus 237.2 basis points. The swap transaction matures on August 1, 2022.

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets as of March 31, 2017 and December 31, 2016.

	March 31, 2017
($ in thousands)	Maturity Date	Notional Amount (1)	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Account in the Consolidated Balance Sheets
Interest rate swap	10/5/2018	$92,500	$417	$—	$417	Receivable for interest rate swaps
Interest rate swap	12/15/2019	115,000	—	(482)	(482)	Receivable for interest rate swaps
Interest rate swap	1/10/2020	33,333	165	(35)	130	Receivable for interest rate swaps
Interest rate swap	8/1/2022	115,000	158	—	158	Receivable for interest rate swaps
Total		$355,833	$740	$(517)	$223

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

	December 31, 2016
($ in thousands)	Maturity Date	Notional Amount (1)	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Account in the Consolidated Balance Sheets
Interest rate swap	12/15/2019	$115,000	$—	$(207)	$(207)	Receivable for interest rate swaps
Interest rate swap	10/5/2018	92,500	276	—	276	Receivable for interest rate swaps
Total		$207,500	$276	$(207)	$69

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

During the three months ended March 31, 2017 and 2016, the Company received $1.3 million and $1.3 million, respectively, and paid $1.2 million and $1.0 million, respectively, related to the quarterly settlements of its total $115 million notional amount interest rate swaps, which mature on December 15, 2019. The net amounts of these settlements are reductions to interest expense in the Company’s consolidated statements of operations.

During the three months ended March 31, 2017 and 2016, the Company received $0.2 million and $0.1 million, respectively, and paid $0.3 million and $0.3 million, respectively, related to the quarterly settlement of its total $92.5 million notional amount interest rate swaps, which mature on October 5, 2018. The net amounts of these settlements are a reduction to interest income in the Company’s consolidated statements of operations.

For the three months ended March 31, 2017 and 2016, the Company recognized $0.2 million and $1.2 million, respectively, of unrealized appreciation on derivatives in the consolidated statement of operations related to the swap transactions. As of March 31, 2017 and December 31, 2016, the swap transactions had a fair value of $0.2 million and $0.1 million, respectively, which is included in receivable for interest rate swaps on the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of March 31, 2017, $2.6 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $1.1 million of cash collateral posted as of December 31, 2016, which is also included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2017 and December 31, 2016:

	Fair Value Hierarchy at March 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$120,023	$1,436,641	$1,556,664
Second-lien debt investments	—	—	3,358	3,358
Mezzanine and unsecured debt investments	—	—	—	—
Equity and other investments	8	5,986	14,262	20,256
Total Investments at Fair Value	$8	$126,009	$1,454,261	$1,580,278
Interest rate swaps	—	223	—	223
Total	$8	$126,232	$1,454,261	$1,580,501

	Fair Value Hierarchy at December 31, 2016
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$145,491	$1,454,087	$1,599,578
Second-lien debt investments	—	16,227	3,350	19,577
Mezzanine debt investments	5,511	5,170	—	10,681
Equity and other investments	6,580	8,522	12,465	27,567
Total Investments at Fair Value	$12,091	$175,410	$1,469,902	$1,657,403
Interest rate swaps	—	69	—	69
Total	$12,091	$175,479	$1,469,902	$1,657,472

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2017 and 2016:

	As of and for the Three Months Ended
	March 31, 2017
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,454,087	$3,350	$—	$12,465	$1,469,902
Purchases or originations	163,626	—	—	—	163,626
Repayments / redemptions	(188,342)	—	—	—	(188,342)
Paid-in-kind interest	1,880	—	—	—	1,880
Net change in unrealized gains (losses)	(3,292)	8	—	1,797	(1,487)
Net realized losses	(74)	—	—	—	(74)
Net amortization of discount on securities	8,756	—	—	—	8,756
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,436,641	$3,358	$—	$14,262	$1,454,261

	As of and for the Three Months Ended
	March 31, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,229,491	$90,442	$7,801	$8,205	$1,335,939
Purchases or originations	92,438	(5)	—	—	92,433
Repayments / redemptions	(59,198)	—	(2,165)	—	(61,363)
Paid-in-kind interest	2,300	873	—	—	3,173
Net change in unrealized gains (losses)	425	24	280	(213)	516
Net realized gains (losses)	(95)	—	79	—	(16)
Net amortization of discount on securities	2,631	82	28	—	2,741
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,267,992	$91,416	$6,023	$7,992	$1,373,423

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2017 and 2016:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2017 on	March 31, 2016 on
	Investments Held at	Investments Held at
	March 31, 2017	March 31, 2016
First-lien debt investments	$3,594	$1,258
Second-lien debt investments	8	24
Mezzanine and unsecured debt investments	—	20
Equity and other investments	1,797	(213)
Total	$5,399	$1,089

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2017 and December 31, 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2017
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,436,641	Income approach (1)	Market yield	5.2% — 12.12% (9.2%)	Decrease
Second-lien debt investments	$3,358	Income approach	Market yield	13.5% — 13.5% (13.5%)	Decrease
Equity and other investments	$14,262	Market Multiple (2)	Comparable multiple	8.4x — 13.5x (10.3x)	Increase

(1)	Includes $77.2 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(2)	Includes $0.1 million of equity investments which were valued using a weighted valuation approach.

	December 31, 2016
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,454,087	Income approach (1)	Market yield	6.6% — 12.9% (9.3%)	Decrease
Second-lien debt investments	$3,350	Income approach	Market yield	13.6% — 13.6% (13.6%)	Decrease
Equity and other investments	$12,465	Market Multiple (2)	Comparable multiple	8.4x — 13.5x (10.1x)	Increase

(1)	Includes $123.6 million of first-lien debt investments which were valued using a waterfall of the asset valuation.
(2)	Includes $4.7 million of equity investments which were valued using a weighted valuation approach.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2017, approximates its carrying value as the outstanding balance is callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which are categorized as Level 2 within the fair value hierarchy, as of March 31, 2017, was $237.2 million, based on broker quotes received by the Company.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the Convertible Senior Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2017 and December 31, 2016, the Company’s asset coverage was 255.3% and 237.7%, respectively.

Debt obligations consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$945,000	$390,216	$554,784	$381,899
2019 Convertible Senior Notes	115,000	115,000	—	111,134
2022 Convertible Senior Notes	115,000	115,000	—	110,966
Total Debt	$1,175,000	$620,216	$554,784	$603,999

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Company’s Revolving Credit Facility and 2019 and 2022 Convertible Senior Notes are presented net of deferred financing costs of $8.3 million, $2.1 million, and $3.7 million, respectively.

	December 31, 2016
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$945,000	$578,657	$366,343	$569,919
2019 Convertible Senior Notes	115,000	115,000	—	110,790
Total Debt	$1,060,000	$693,657	$366,343	$680,709

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and 2019 Convertible Senior Notes are presented net of deferred financing costs of $8.7 million and $2.3 million, respectively.

For the three months ended March 31, 2017 and 2016, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest expense	$5,687	$4,631
Commitment fees	414	260
Amortization of debt issuance costs	735	575
Accretion of original issue discount	163	145
Swap settlement (1)	(134)	(313)
Total Interest Expense	$6,865	$5,298
Average debt outstanding (in millions)	$699.3	$666.0
Weighted average interest rate	3.18%	2.59%
Average 1-month LIBOR rate	0.83%	0.43%

(1)	Includes the quarterly settlement of the interest rate swap related to the Company’s 2019 Convertible Senior Notes.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2017, the Company had outstanding debt denominated in Euro (EUR) of 40.9 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

Net proceeds received from the Company’s common stock issuance in March 2016 and net proceeds received from the issuance of the 2022 Convertible Senior Notes were used to pay down borrowings on the Revolving Credit Facility.

2019 Convertible Senior Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019 (the “2019 Convertible Senior Notes”). The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 286 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

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

2022 Convertible Senior Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due August 2022 (the “2022 Convertible Senior Notes” and, together with the 2019 Convertible Senior Notes, the “Convertible Senior Notes”). The 2022 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Senior Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2022 Convertible Senior Notes is three-month LIBOR plus 237.2 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

Holders may convert their 2022 Convertible Senior Notes at their option at any time prior to February 1, 2022 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the 2022 Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 1, 2022 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

The Convertible Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

For the three months ended March 31, 2017 and 2016, the components of interest expense related to the Convertible Senior Notes were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest expense	$2,156	$1,294
Accretion of original issue discount	163	145
Amortization of debt issuance cost	302	192
Total Interest Expense	$2,621	$1,631

Total interest expense in the table above does not include the effect of the interest rate swaps related to the Convertible Senior Notes. During the three months ended March 31, 2017 and 2016, the Company received $1.3 million and $1.3 million, respectively, and paid $1.2 million and $1.0 million, respectively, related to the quarterly settlements of its interest rate swaps related to the Convertible Senior Notes. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2017, the principal amount of the 2019 and 2022 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of March 31, 2017, the components of the carrying value of the 2019 and 2022 Convertible Senior Notes and the stated interest rate were as follows:

	December 2019	August 2022
	Convertible Senior Notes	Convertible Senior Notes
Principal amount of debt	$115,000	$115,000
Original issue discount, net of accretion	(1,775)	(346)
Deferred financing costs	(2,091)	(3,687)
Carrying value of debt	$111,134	$110,967
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2019 and 2022 Convertible Senior Notes is three month LIBOR plus 286 basis points, and three month LIBOR plus 237.2 basis points, respectively. Please see Note 5 for further information about the Company’s interest rate swaps.

The indentures governing the 2019 and 2022 Convertible Senior Notes contain certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 and 2022 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the 2019 and 2022 Convertible Senior Notes. As of March 31, 2017, the Company was in compliance with the terms of the indentures governing the 2019 and 2022 Convertible Senior Notes.

The Convertible Senior Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Senior Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indentures governing the 2019 and 2022 Convertible Senior Notes. The Company has determined that the embedded conversion options in the 2019 and 2022 Convertible Senior Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2019 and 2022 Convertible Senior Notes, the Company estimated at the time of issuance separate debt and equity components of the 2019 and 2022 Convertible Senior Notes. An original issue discount equal to the equity components of the 2019 and 2022 Convertible Senior Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet.

Additionally, the issuance costs associated with the 2019 and 2022 Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

As of March 31, 2017 and December 31, 2016, the Company was in compliance with the terms of its debt obligations.

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

As of March 31, 2017 and December 31, 2016, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2017	December 31, 2016
AppStar Financial, LLC - Revolver	$2,000	$2,000
Clarabridge, Inc. - Revolver	—	2,500
CrunchTime Information Systems, Inc. - Delayed Draw	—	12,000
CrunchTime Information Systems, Inc. - Revolver	2,000	2,000
Ecommerce Industries, Inc. - Revolver	2,486	2,486
Eddie Bauer - Delayed Draw	2,000	—
Heartland Automotive Holdings, LLC - Revolver	3,972	4,139
Helix Health Ltd. - Revolver	3,958	3,903
IRGSE Holding Corp. - Revolver	297	245
Leaf US Holdings, Inc. - Revolver	2,000	2,000
Marketo, Inc. - Revolver	1,875	1,875
My Alarm Center, LLC - Delayed Draw	774	774
Network Merchants, Inc. - Revolver	780	780
PayLease, LLC - Revolver	5,000	5,000
PaySimple - Revolver	5,000	—
Sailpoint Technologies, Inc. - Revolver	1,200	1,200
ScentAir Technologies, Inc. - Revolver	2,143	2,143
Sovos Compliance, LLC - Revolver	750	750
Total Portfolio Company Commitments	$36,235	$43,795

Other Commitments and Contingencies

As of March 31, 2017, the Company had no additional unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of March 31, 2017. As of December 31, 2016, the Company had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of December 31, 2016.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2017 and December 31, 2016, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2017 and 2016. All shares issued to stockholders in the tables below are newly issued shares.

	Three Months Ended
	March 31, 2017
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 7, 2016	December 31, 2016	February 1, 2017	122,836
Total Shares Issued			122,836

	Three Months Ended
	March 31, 2016
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2015	December 31, 2015	February 1, 2016	147,809
Total Shares Issued			147,809

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

During the three months ended March 31, 2017, no shares were repurchased under the Company 10b5-1 Plan. During the three months ended March 31, 2016, the Company repurchased 86,081 shares under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2017	March 31, 2016
Increase in net assets resulting from operations	$28,278	$17,771
Weighted average shares of common stock outstanding—basic and diluted	59,796,731	55,802,270
Earnings per common share—basic and diluted	$0.47	$0.32

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2017 was less than the conversion price for the 2019 and 2022 Convertible Senior Notes outstanding as of March 31, 2017. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the 2019 and 2022 Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017
Date Declared	Record Date	Payment Date	Dividend per Share
February 22, 2017	April 7, 2017 (1)	April 28, 2017	$0.39
Total Dividends Declared			$0.39

	Three Months Ended
	March 31, 2016
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2016	March 31, 2016	April 29, 2016	$0.39
Total Dividends Declared			$0.39

(1)

Subsequent to the declaration date, the record date for the dividend declared on February 22, 2017 was moved from its original date of March 31, 2017 to a revised date of April 7, 2017 in order to ensure compliance with notification requirements promulgated by the NYSE. The dividend payable associated with this declaration was recognized in the Company’s consolidated balance sheet as of March 31, 2017.  There was no change to the dividend amount or payment date.

The dividends declared during the three months ended March 31, 2017 and 2016 were derived from net investment income, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Ordinary Income (1)	$23,337	$23,098
Capital Gains	—	—
Total	$23,337	$23,098

(1)

For the three months ended March 31, 2017 and 2016, 88.5% and 81.8% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

The following reconciles increase in net assets resulting from operations for the three months ended March 31, 2017 and 2016 to taxable income at March 31, 2017 and 2016:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Increase in net assets resulting from operations	$28,278	$17,771
Adjustments:
Net unrealized (gain) loss on investments	2,149	5,625
Other income (loss) for tax purposes, not book	2,638	(245)
Deferred organization costs	(25)	(25)
Other expenses not currently deductible	758	445
Other book-tax differences	(332)	705
Taxable Income	$33,466	$24,276

Note: Taxable income as presented in the preceding table is an estimate and is not fully determined until the Company’s tax return is filed.

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

During the three months ended March 31, 2017, permanent differences were principally related to $8.0 million of recharacterization of prepayment penalties and fees for tax purposes between ordinary income and capital gains, $0.8 million attributable to accrued U.S. federal excise taxes, and $0.6 million attributable to foreign currency reclassifications. During the three months ended March 31, 2016, permanent differences were principally related to $1.6 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $0.4 million attributable to accrued U.S. federal excise taxes, and $0.2 million attributable to foreign currency reclassifications.

As of March 31, 2017 and December 31, 2016, the Company had deferred tax assets of $3.1 million and $3.1 million, respectively, pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax assets have been offset by valuation allowances of $3.1 million and $3.1 million, respectively.

The tax cost of the Company’s investments as of March 31, 2017 and December 31, 2016 approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2017 and 2016.

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Per Share Data (7)
Net asset value, beginning of period	$15.95	$15.15

Net investment income (1)	0.48	0.42
Net realized and unrealized gain (loss) (1)	(0.01)	(0.10)
Total from operations	0.47	0.32
Issuance of common stock, net of offering costs (2)	—	0.04
Dividends declared from net investment income (2)	(0.39)	(0.39)
Total increase (decrease) in net assets	0.08	(0.03)
Net Asset Value, End of Period	$16.04	$15.11
Per share market value at end of period	$20.39	$16.13
Total return based on market value (3)	11.24%	1.85%
Total return based on net asset value (4)	3.01%	2.32%
Shares Outstanding, End of Period	59,839,041	59,225,688
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	9.39%	9.12%
Ratio of net investment income to average net assets	11.93%	10.82%
Portfolio turnover	36.67%	16.13%
Net assets, end of period	$959,641	$894,671

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)

Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share. On an annualized basis, the total return based on market value for the three months ended March 31, 2017 and 2016 is 44.97% and 7.40%, respectively.

(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. On an annualized basis, the total return based on net asset value for the three months ended March 31, 2017 and 2016 is 12.04% and 9.28%, respectively.

(5)	The ratios reflect an annualized amount.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of TICC Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 9.17% for the three months ended March 31, 2016. The Adviser did not waive any Management Fees or Incentive Fees for the three months ended March 31, 2017.

(7)	Table may not sum due to rounding.

14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2017.

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

We have in place a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We put the Company 10b5-1 Plan in place because we believe that if our common stock is trading below our then-current net asset value, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases.

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

On August 4, 2015, our Board authorized us to enter into a new stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. On February 22, 2017, our Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2017. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2017 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2017, we have originated more than $5.4 billion aggregate principal amount of investments and retained approximately $3.6 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2017, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 84.9% of our total investments based on fair value, had weighted average annual revenue of $141.0 million and weighted average annual EBITDA of $30.7 million.

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

As of March 31, 2017, the average investment size in each of our portfolio companies was approximately $32.9 million based on fair value.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2017, the largest single investment based on fair value represented 4.8% of our total investment portfolio.

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

As of March 31, 2017, no industry represented more than 22.5% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2017, approximately 98.7% of our portfolio was invested in secured debt, including 98.5% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2017, the weighted average term on new investment commitments in new portfolio companies was 5.6 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of March 31, 2017, we had call protection on 83.0% of our debt investments based on fair value, with weighted average call prices of 106.7% for the first year, 103.6% for the second year and 101.6% for the third year, in each case from the date of the initial investment. As of March 31, 2017, 100.0% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 92.7% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, with over $18 billion of assets under management as of March 31, 2017, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 160 investment and operating professionals. As of March 31, 2017, twenty nine (29) of these personnel are dedicated to our business, including twenty one (21) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2017, 100.0% of these investments based on fair value bear interest at a floating rate (when including investment specific hedges), with 92.7% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2017, 3.3% of our total investment income was comprised of PIK interest.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income using the effective interest method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. We record prepayment premiums on loans as interest income. We also may generate revenue in the form of commitment, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees. The frequency or volume of these repayments may fluctuate significantly.

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

Portfolio and Investment Activity

As of March 31, 2017, our portfolio based on fair value consisted of 98.5% first-lien debt investments, 0.2% second-lien debt investments, and 1.3% equity and other investments. As of December 31, 2016, our portfolio based on fair value consisted of 96.5% first-lien debt investments, 1.2% second-lien debt investments, 0.6% mezzanine and unsecured debt investments, and 1.7% equity and other investments.

As of March 31, 2017 and December 31, 2016, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.3% and 10.4%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.4% and 10.4%, respectively.

As of March 31, 2017 and December 31, 2016, we had investments in 48 and 52 portfolio companies, respectively, with an aggregate fair value of $1,580.3 million and $1,657.4 million, respectively.

For the three months ended March 31, 2017, we made new investment commitments of $149.2 million in five new portfolio companies. For this period, we had $213.5 million aggregate principal amount in exits and repayments.

For the three months ended March 31, 2016, we made new investment commitments of $129.6 million, including $78.5 million in four new portfolio companies and $51.1 million in four existing portfolio companies. For this period, we had $45.8 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended March 31, 2017 and 2016 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016
New investment commitments:
Gross originations	$285.9	$164.6
Less: Syndications/sell downs	136.7	35.0
Total new investment commitments	$149.2	$129.6
Principal amount of investments funded:
First-lien	$142.2	$127.5
Second-lien	—	—
Mezzanine and unsecured	—	2.1
Equity and other	—	—
Total	$142.2	$129.6
Principal amount of investments sold or repaid:
First-lien	$175.6	$43.6
Second-lien	15.7	—
Mezzanine and unsecured	11.5	2.2
Equity and other	10.7	—
Total	$213.5	$45.8
Number of new investment commitments in new portfolio companies	5	4
Average new investment commitment amount in new portfolio companies	$29.8	$19.6
Weighted average term for new investment commitments in new portfolio companies (in years)	5.6	5.0
Percentage of new debt investment commitments at floating rates (1)	100.0%	98.3%
Percentage of new debt investment commitments at fixed rates	—	1.7%
Weighted average interest rate of new investment commitments	9.4%	9.0%
Weighted average spread over LIBOR of new floating rate investment commitments (1)	8.7%	8.0%
Weighted average interest rate on investments sold or paid down	9.3%	8.8%

(1)	Includes one fixed rate investment for the three months ended March 31, 2017 for which we entered into an interest rate swap agreement to swap to a floating rate.

As of March 31, 2017 and December 31, 2016, our investments consisted of the following:

	March 31, 2017		December 31, 2016
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,556.7	$1,553.5	$1,599.6	$1,592.8
Second-lien debt investments	3.4	3.4	19.6	24.0
Mezzanine and unsecured debt investments	—	—	10.7	10.7
Equity and other investments	20.2	30.2	27.5	40.2
Total	$1,580.3	$1,587.1	$1,657.4	$1,667.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,549.7	98.1%	$1,657.4	100.0%
Non-accrual (1)	30.6	1.9%	—	—
Total	$1,580.3	100.0%	$1,657.4	100.0%

	March 31, 2017		December 31, 2016
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,534.2	96.7%	$1,667.7	100.0%
Non-accrual (1)	52.9	3.3%	—	—
Total	$1,587.1	100.0%	$1,667.7	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Weighted average total yield of debt and income producing securities	10.3%	10.4%
Weighted average interest rate of debt and income producing securities	9.7%	9.8%
Weighted average spread over LIBOR of all floating rate investments (1)	8.8%	8.9%

(1)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2017 and December 31, 2016. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2017		December 31, 2016
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,262.7	79.9%	$1,099.1	66.4%
2	200.2	12.7	382.0	23.0
3	31.5	2.0	176.3	10.6
4	55.3	3.5	—	—
5	30.6	1.9	—	—
Total	$1,580.3	100.0%	$1,657.4	100.0%

Results of Operations

Operating results for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
($ in millions)	2017	2016
Total investment income	$50.9	$42.7
Less: Net expenses	21.7	19.1
Net investment income before income taxes	29.2	23.6
Less: Income taxes, including excise taxes	0.7	0.4
Net investment income	28.5	23.2
Net realized gains (1)	1.9	0.2
Net change in unrealized losses (1)	(2.1)	(5.6)
Net increase in net assets resulting from operations	$28.3	$17.8

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended March 31,
($ in millions)	2017	2016
Interest from investments	$48.8	$41.5
Dividend income	0.0	0.5
Other income	2.1	0.7
Total investment income	$50.9	$42.7

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $41.5 million for the three months ended March 31, 2016 to $48.8 million for the three months ended March 31, 2017. The average size of our investment portfolio increased from $1.5 billion during the three months ended March 31, 2016 to $1.6 billion during the three months ended March 31, 2017. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $0.7 million for the three months ended March 31, 2016 to $7.0 million for the three months ended March 31, 2017. Prepayment fees decreased from $1.6 million for the three months ended March 31, 2016 to $1.1 million for the three months ended March 31, 2017. The accelerated amortization and prepayment fees primarily resulted from a full paydown on one portfolio investment and earning a prepayment fee on one existing portfolio investment during the three months ended March 31, 2016 and full paydowns on four portfolio investments, partial paydowns on five portfolio investments and earning prepayment fees on three portfolio investments during the three months ended March 31, 2017. The increase in paydowns during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily the result of tightening of credit spreads during 2017. Dividend income decreased from $0.5 million for the three months ended March 31, 2016 to less than $0.1 million for the three months ended March 31, 2017 following the partial sale of our holdings in TICC. Other income increased from $0.7 million for the three months ended March 31, 2016 to $2.1 million for the three months ended March 31, 2017, primarily due to higher syndication and amendment fees earned during the first quarter of 2017.

Expenses

Operating expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
($ in millions)	2017	2016
Interest	$6.9	$5.3
Management fees (net of waivers)	6.1	5.7
Incentive fees related to pre-incentive fee net investment income (net of waivers)	6.0	4.8
Incentive fees related to realized/unrealized capital gains	—	—
Professional fees	1.3	1.9
Directors fees	0.1	0.1
Other general and administrative	1.3	1.3
Net Expenses	$21.7	$19.1

Interest

Interest expense, including other debt financing expenses, increased from $5.3 million for three months ended March 31, 2016 to $6.9 million for three months ended March 31, 2017. This increase was primarily due to an increase in the average interest rate on our debt outstanding from 2.6% for the three months ended March 31, 2016 to 3.2% for the three months ended March 31, 2017 following issuance of the 2022 Convertible Senior Notes and an increase in LIBOR.

Management Fees

Management Fees (net of waivers) increased from $5.7 million for the three months ended March 31, 2016 to $6.1 million for the three months ended March 31, 2017 due to the increase in total assets, which increased from an average of $1.5 billion for the three months ended March 31, 2016 to an average of $1.6 billion for the three months ended March 31, 2017. Management Fees waived were $14.6 for the three months ended March 31, 2016, consisting solely of Management Fees attributable to our ownership of shares of common stock in TICC Capital Corp., or the TICC Shares. The Adviser did not waive any Management Fees for the three months ended March 31, 2017.

For the periods ended December 31, 2016 and prior, the Adviser voluntarily waived the Management Fee on our ownership of the TICC Shares. Any waived Management Fees are not subject to recoupment by the Adviser. Following our IPO, with the exception of its waiver of Management Fees attributable to our ownership of the TICC Shares, the Adviser has not waived its right to receive the full Management Fee payable pursuant to the Investment Advisory Agreement.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $4.8 million for three months ended March 31, 2016 to $6.0 million for the three months ended March 31, 2017. This increase resulted from the increase in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. For the three months ended March 31, 2016, Incentive Fees related to pre-Incentive Fee net investment income of $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended March 31, 2017. There were no Incentive Fees related to capital gains and losses for each of the three months ended March 31, 2017 and 2016.

For the periods ended December 31, 2016 and prior, the Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TICC Shares. The Adviser has not waived any part of the Incentive Fee related to capital gains and losses attributable to our ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital appreciation and depreciation with respect to the TICC Shares applies towards our cumulative realized capital gains on which the Incentive Fee related to capital gains and losses is calculated.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $1.9 million for the three months ended March 31, 2016 to $1.3 million for the three months ended March 31, 2017 primarily due to a decrease in costs associated with our investment in TICC. Other general and administrative fees were $1.3 million for each of the three months ended March 31, 2017 and 2016.

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

For the three months ended March 31, 2017 and 2016, we recorded a net expense of $0.7 million and $0.4 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in millions)	2017	2016
Net realized gains on investments	$1.3	$—
Net realized gains (losses) on foreign currency transactions	0.2	(0.1)
Net realized losses on foreign currency investments	(4.8)	(0.0)
Net realized gains on foreign currency borrowings	5.2	0.3
Net realized gains	$1.9	$0.2

Change in unrealized gains on investments	$22.9	$9.5
Change in unrealized losses on investments	(19.4)	(13.7)
Net Change in Unrealized Gains (Losses) on Investments	$3.5	$(4.2)
Unrealized depreciation on foreign currency borrowings	$(5.8)	$(2.7)
Unrealized appreciation on foreign currency cash and forward contracts	0.0	0.1
Unrealized appreciation on interest rate swaps	0.2	1.2
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(5.6)	$(1.4)

Net Change in Unrealized Losses	$(2.1)	$(5.6)

For the three months ended March 31, 2017 we had net realized gains on investments of $1.3 million. We did not have realized gains or losses on investments on investments for the three months ended March 31, 2016.  For the three months ended March 31, 2017 and 2016, we had net realized gains of $0.2 million and net realized losses of $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2017 and 2016, we had net realized losses of $4.8 million and less than $0.1 million, respectively, on foreign currency investments. For the three months ended March 31, 2017 and 2016, we had net realized gains of $5.2 million and $0.3 million, respectively, on foreign currency borrowings. The net realized gains on foreign currency borrowings for the three months ended March 31, 2017 and 2016 were a result of exiting two investments and a partial realization on one investment, respectively.

For the three months ended March 31, 2017 we had $22.9 million in unrealized appreciation on 38 portfolio company investments, which was offset by $19.4 million in unrealized depreciation on 19 portfolio company investments. Unrealized appreciation resulted from an increase in fair value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three months ended March 31, 2016 we had $9.5 million in unrealized appreciation on 30 portfolio company investments, which was offset by $13.7 million in unrealized depreciation on 18 portfolio company investments. Unrealized appreciation resulted from an increase in fair value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three months ended March 31, 2017 and 2016, we had unrealized depreciation on foreign currency borrowings of $5.8 million and $2.7 million, respectively, as a result of fluctuations in the GBP and EUR exchange rates for the three months ended March 31, 2017 and the GBP, SEK and EUR exchange rates for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, we had unrealized appreciation on foreign currency cash and forward contracts of less than $0.1 million and $0.1 million, respectively. For the three months ended March 31, 2017 and 2016, we had unrealized appreciation on interest rate swaps of $0.2 million and $1.2 million, respectively, on interest rate swaps due to fluctuations in interest rates.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2017, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 14.9% (based on cash invested of $1.8 billion and total proceeds from these exited investments of $2.3 billion).  Weighted by capital invested, our exited investments have generated an average gross internal rate of return to us of 19.9%. Ninety percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three months ended March 31, 2017 and 2016, we had $5.8 million and $2.7 million, respectively, of unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2017 and 2016.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2017 and 2016. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of March 31, 2017 and December 31, 2016, our asset coverage ratio was 255.3% and 237.7%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2017, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2017, we had approximately $554.8 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of March 31, 2017, we had $7.0 million in cash and cash equivalents, an increase of $1.1 million from December 31, 2016. During the three months ended March 31, 2017, we provided $100.2 million in cash from operating activities, primarily as a result of repayments and proceeds from investments of $252.1 million and an increase in net assets resulting from operations of $28.3 million, which was offset by funding portfolio investments of $163.6 million and other operating activity of $16.6 million. Lastly, cash used by financing activities was $99.1 million during the period, primarily due to paydowns on our Revolving Credit Facility of $329.6 million, including $111.2 million net proceeds from our 2022 Convertible Senior Notes, dividends paid of $21.2 million and debt issuance costs of $3.8 million, which was partially offset by borrowings of $255.5 million (including the issuance of $115.0 million principal amount of our 2022 Convertible Senior Notes).

As of March 31, 2017, we had $2.6 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $1.5 million from December 31, 2016.

Equity

On March 3, 2016, we issued 5,000,000 shares of common stock at $16.42 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $78.3 million.

During the three months ended March 31, 2017 and 2016, we issued 122,836 and 147,809 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $2.1 million and $2.3 million, respectively. On May 1, 2017, we issued 109,847 shares of our common stock through our dividend reinvestment plan for proceeds of $2.2 million, which is not reflected in the number of shares issued for the three months ended March 31, 2017 in this section or the consolidated financial statements for the three months ended March 31, 2017.

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

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized us to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan, over an initial six month period, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. On February 22, 2017, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2017. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2017 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

For the three months ended March 31, 2017, no shares were repurchased under the Company 10b5-1 Plan .  During the three months ended March 31, 2016, 86,081 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million.

Debt

Debt obligations consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$945.0	$390.2	$554.8	$381.9
2019 Convertible Senior Notes	115.0	115.0	—	111.1
2022 Convertible Senior Notes	115.0	115.0	—	111.0
Total Debt	$1,175.0	$620.2	$554.8	$604.0

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility and 2019 and 2022 Convertible Senior Notes are presented net of deferred financing costs of $8.3 million, $2.1 million and $3.7 million, respectively.

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

As of March 31, 2017 and December 31, 2016, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

On February 27, 2014, we further amended and restated the agreement. The second amended and restated agreement (the Revolving Credit Facility), among other things:

•	increased the size of the facility to $581.3 million;
•	increased the size of the uncommitted accordion feature to allow us, under certain circumstances, to increase the size of the facility up to $956.3 million;
•	increased the limit for swingline loans to $100 million;
•	with respect to $545 million in commitments,
o	extended the expiration of the revolving period from June 30, 2017 to February 27, 2018, during which period we, subject to certain conditions, may make borrowings under the facility, and
o	extended the stated maturity date from July 2, 2018 to February 27, 2019; and
•	provided that borrowings under the multicurrency tranche will be available in certain additional currencies.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2017, we had outstanding debt denominated in Euro (EUR) of 40.9 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

Net proceeds received from our common stock issuance in March 2016, and net proceeds received from the issuance of the 2022 Convertible Senior Notes were used to pay down borrowings on the Revolving Credit Facility.

2019 Convertible Senior Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, or the 2019 Convertible Senior Notes. The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 286 basis points.

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

2022 Convertible Senior Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible senior notes due August 2022, or the 2022 Convertible Senior Notes. We refer to the 2019 Convertible Senior Notes and the 2022 Convertible Senior Notes collectively as the Convertible Senior Notes. The 2022 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Senior Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2022 Convertible Senior Notes is three-month LIBOR plus 237.2 basis points.

Holders may convert their 2022 Convertible Senior Notes at their option at any time prior to February 1, 2022 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the indenture governing the 2022 Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 1, 2022 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

As of March 31, 2017, the principal amount of the 2019 and 2022 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the 2019 and 2022 Convertible Senior Notes contain certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 and 2022 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the 2019 and 2022 Convertible Senior Notes. As of March 31, 2017, we were in compliance with the terms of the indentures governing the 2019 and 2022 Convertible Senior Notes.

The Convertible Senior Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Senior Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indentures governing the 2019 and 2022 Convertible Senior Notes. We have determined that the embedded conversion options in the 2019 and 2022 Convertible Senior Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2019 and 2022 Convertible Senior Notes, we estimated at the time of issuance separate debt and equity components of the 2019 and 2022 Convertible Senior Notes. An original issue discount equal to the equity components of the 2019 and 2022 Convertible Senior Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2019 and 2022 Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporated these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2017 and December 31, 2016, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2017	December 31, 2016
AppStar Financial, LLC - Revolver	$2.0	$2.0
Clarabridge, Inc. - Revolver	—	2.5
CrunchTime Information Systems, Inc. - Delayed Draw	—	12.0
CrunchTime Information Systems, Inc. - Revolver	2.0	2.0
Ecommerce Industries, Inc. - Revolver	2.5	2.5
Eddie Bauer - Delayed Draw	2.0	—
Heartland Automotive Holdings, LLC - Revolver	3.9	4.1
Helix Health Ltd. - Revolver	3.9	3.9
IRGSE Holding Corp. - Revolver	0.3	0.2
Leaf US Holdings, Inc. - Revolver	2.0	2.0
Marketo, Inc. - Revolver	1.9	1.9
My Alarm Center, LLC - Delayed Draw	0.8	0.8
Network Merchants, Inc. - Revolver	0.8	0.8
PayLease, LLC - Revolver	5.0	5.0
PaySimple - Revolver	5.0	—
Sailpoint Technologies, Inc. - Revolver	1.2	1.2
ScentAir Technologies, Inc. - Revolver	2.1	2.1
Sovos Compliance, LLC - Revolver	0.8	0.8
Total Portfolio Company Commitments	$36.2	$43.8

Other Commitments and Contingencies

As of March 31, 2017, we had no additional unfunded commitments to new borrowers. As of December 31, 2016, we had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of December 31, 2016.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2017 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$390.2	$—	$—	$390.2	$—
2019 Convertible Senior Notes	115.0	—	115.0	—	—
2022 Convertible Senior Notes	115.0	—	—	—	115.0
Total Contractual Obligations	$620.2	$—	$115.0	$390.2	$115.0

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

•	net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017, and elsewhere in our filings with the SEC.

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

As of March 31, 2017, 100.0% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 92.7% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates and in connection with our 2019 Convertible Senior Notes and 2022 Convertible Senior Notes, which bear interest at a fixed rate; we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of March 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$45.7	$18.6	$27.1
Up 200 basis points	$30.4	$12.4	$18.0
Up 100 basis points	$15.1	$6.2	$8.9
Down 25 basis points	$(2.4)	$(1.4)	$(1.0)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

4.1

Indenture, dated as of February 1, 2017, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

4.2	Form of 4.50% Convertible Senior Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

10.1

Amended and Restated Administration Agreement, dated as of February 22, 2017 between the Company and the Adviser (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 22, 2017).

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

TPG SPECIALTY LENDING, INC.

Date: May 3, 2017	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: May 3, 2017	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: May 3, 2017	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer