Form 10-Q
period 2017-06-30
TPG Specialty Lending, Inc.
filed 2017-08-02
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at August 2, 2017 was 60,072,840.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,388,172 and $1,567,673, respectively)	$1,419,436	$1,591,544
Controlled, affiliated investments (amortized cost of $155,873 and $100,014, respectively)	135,015	65,859
Total investments at fair value (amortized cost of $1,544,045 and $1,667,687, respectively)	1,554,451	1,657,403
Cash and cash equivalents (restricted cash of $1,633 and $1,088, respectively)	13,466	5,954
Interest receivable	8,188	9,678
Receivable for interest rate swaps	2,356	69
Prepaid expenses and other assets	10,667	2,428
Total Assets	$1,589,128	$1,675,532
Liabilities
Debt (net of deferred financing costs of $13,297 and $11,019, respectively)	$572,158	$680,709
Management fees payable to affiliate	5,977	6,269
Incentive fees payable to affiliate	7,198	5,889
Dividends payable	23,380	23,289
Other payables to affiliate	2,356	1,555
Other liabilities	9,960	5,609
Total Liabilities	621,029	723,320
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 60,049,754 and 59,805,285 shares issued, respectively; and 59,960,674 and 59,716,205 shares outstanding, respectively	600	598
Additional paid-in capital	903,006	898,868
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Undistributed net investment income	56,772	50,142
Net unrealized gains	15,744	1,422
Undistributed net realized gains (losses)	(6,664)	2,541
Total Net Assets	968,099	952,212
Total Liabilities and Net Assets	$1,589,128	$1,675,532
Net Asset Value Per Share	$16.15	$15.95

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$54,900	$41,674	$102,670	$80,843
Dividend income	—	474	—	948
Other income	2,353	1,417	4,479	2,141
Total investment income from non-controlled, non-affiliated investments	57,253	43,565	107,149	83,932
Investment income from controlled, affiliated investments:
Interest from investments	1,516	2,418	2,516	4,751
Other income	50	51	102	101
Total investment income from controlled, affiliated investments	1,566	2,469	2,618	4,852
Total Investment Income	58,819	46,034	109,767	88,784
Expenses
Interest	7,655	5,630	14,520	10,927
Management fees	5,977	5,993	12,048	11,742
Incentive fees	7,197	5,392	13,247	10,294
Professional fees	1,771	1,971	3,057	3,893
Directors’ fees	96	96	201	193
Other general and administrative	1,311	1,058	2,613	2,312
Total expenses	24,007	20,140	45,686	39,361
Management and incentive fees waived (Note 3)	—	(99)	—	(196)
Net Expenses	24,007	20,041	45,686	39,165
Net Investment Income Before Income Taxes	34,812	25,993	64,081	49,619
Income taxes, including excise taxes	880	490	1,630	925
Net Investment Income	33,932	25,503	62,451	48,694
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(3,845)	14,801	7,394	14,997
Controlled, affiliated investments	21,046	4,208	13,297	(151)
Translation of assets and liabilities in foreign currencies	(2,864)	4,506	(8,657)	1,803
Interest rate swaps	2,133	325	2,287	1,566
Total net change in unrealized gains	16,470	23,840	14,321	18,215
Realized gains (losses):
Non-controlled, non-affiliated investments	3,272	404	4,595	404
Controlled, affiliated investments	(21,776)	—	(21,776)	—
Foreign currency transactions	(72)	(109)	513	96
Total realized gains (losses)	(18,576)	295	(16,668)	500
Total Unrealized and Realized Gains (Losses)	(2,106)	24,135	(2,347)	18,715
Increase in Net Assets Resulting from Operations	$31,826	$49,638	$60,104	$67,409
Earnings per common share—basic and diluted	$0.53	$0.84	$1.00	$1.17
Weighted average shares of common stock outstanding—basic and diluted	59,912,804	59,348,460	59,855,088	57,575,365

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2017

(Amounts in thousands, except share amounts)

(Unaudited)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value (10)	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($27,716 par, due 8/2017)	9.75%	8/28/2012	$27,641	$27,716	2.9%
	First-lien revolving loan ($3,361 par, due 8/2017)	11.25%	8/28/2012	3,347	3,361	0.3%
				30,988	31,077	3.2%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(7)	Second-lien loan ($59,621 par, due 9/2021)	10.35%	6/30/2017	59,621	57,534	5.9%
Business services
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	8.68%	11/12/2015	44,192	45,788	4.7%
Jive Software, Inc. (3)(5)	First-lien loan ($60,000 par, due 6/2022)	10.17%	6/12/2017	57,783	57,750	6.0%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($33,221 par, due 6/2020)	9.30%	6/30/2014	32,819	33,133	3.4%
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	10.80%	8/16/2016	27,351	28,200	2.9%
Motus, LLC (3)	First-lien loan ($20,458 par, due 7/2021)	11.17% (incl. 3.00% PIK)	7/29/2016	20,032	20,663	2.1%
Riskonnect, Inc. (3)	First-lien loan ($40,000 par, due 6/2022)	9.05%	6/30/2017	39,100	39,100	4.0%
SailPoint Technologies, Inc. (3)	First-lien loan ($38,261 par, due 8/2021)	8.29%	8/16/2016	37,552	38,061	3.9%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	8.22%	12/30/2014	19,778	20,336	2.1%
	First-lien revolving loan ($429 par, due 12/2019)	8.22%	12/30/2014	408	466	0.0%
Sovos Compliance, LLC (3)	First-lien loan ($29,030 par, due 3/2022)	8.55%	7/1/2016	28,521	29,254	3.0%
Tangoe, Inc. (3)(5)	First-lien loan ($50,000 par, due 6/2022)	9.68% (incl. 0.50% PIK)	6/16/2017	48,058	48,000	5.0%
				355,594	360,751	37.1%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10.23%	10/31/2016	4,948	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	13.23%	10/31/2016	3,341	3,375	0.3%
				8,289	8,342	0.8%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8.30%	8/31/2016	43,928	44,888	4.6%

Frontline Technologies Group LLC (3)(5)	First-lien loan ($54,313 par, due 4/2021)	7.97%	4/1/2016	53,165	55,535	5.7%
				97,093	100,423	10.3%
Electronics
MyAlarm Center, LLC (3)	First-lien loan ($63,761 par, due 1/2019)	9.00%	1/9/2014	62,455	63,761	6.6%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($21,600 par, due 8/2020)	9.23%	8/18/2015	21,240	22,072	2.3%
AvidXchange, Inc. (3)	First-lien loan ($54,284 par, due 8/2020)	10.75% (incl. 2.38% PIK)	8/7/2015	53,622	54,963	5.7%
Network Merchants, Inc. (3)	First-lien loan ($21,704 par, due 9/2018)	7.75%	9/12/2013	21,584	21,873	2.3%
PayLease, LLC (3)	First-lien loan ($34,344 par, due 3/2020)	10.22%	3/6/2015	33,898	34,737	3.6%
PaySimple, Inc. (3)	First-lien loan ($30,162 par, due 3/2022)	9.50% (incl. 1.75% PIK)	3/7/2017	29,593	29,722	3.1%
				159,937	163,367	17.0%
Healthcare
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($32,500 par, due 6/2022)	9.30%	6/30/2017	31,569	31,606	3.3%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 39,079 par, due 9/2019)	11.50%	9/30/2014	46,232	47,135 (EUR 41,327)	4.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	272	604 (EUR 530)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($57,563 par, due 12/2021)	6.55%	12/17/2015	56,621	58,570	6.1%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($47,908 par, due 9/2020)	9.80% (incl. 2.50% PIK)	9/30/2015	46,892	48,147	5.0%
Quantros, Inc. (3)(5)	First-lien loan ($29,625 par, due 2/2021)	9.05%	2/29/2016	28,830	30,588	3.2%
				210,416	216,650	22.6%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($21,855 par, due 9/2019)	10.80% (incl. 5.00% PIK)	9/29/2015	21,855	17,593	1.8%
	First-lien revolving loan ($17,417 par, due 9/2019)	10.80% (incl. 5.00% PIK)	9/29/2015	17,417	14,020	1.4%
				39,272	31,613	3.2%
Human resource support services
Skillsoft (3)(11)	First-lien loan ($4,284 par, due 4/2021)	5.98%	11/5/2015	3,386	4,043	0.4%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($64,150 par, due 10/2020)	7.56%	10/31/2014	63,660	64,951	6.7%
Office products

Ecommerce Industries, Inc. (3)	First-lien loan ($35,579 par, due 3/2019)	7.55%	3/11/2014	35,454	35,769	3.7%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(7)	First-lien loan ($23,478 par, due 6/2018)	11.73%	6/4/2014	23,454	23,419	2.4%
Rex Energy Corporation (3)	First-lien loan ($14,350 par, due 4/2021)	10.06%	4/28/2017	13,952	13,450	1.4%
				37,406	36,869	3.8%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(9)	Secured note ($33,333 par, due 9/2026)	8.38%	1/5/2017	33,185	33,333	3.4%
Model N, Inc. (3)(4)	First-lien loan ($30,000 par, due 1/2022)	9.25%	1/5/2017	29,447	29,700	3.1%
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	7.75%	10/5/2015	74,271	75,887	7.8%
				136,903	138,920	14.3%
Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($23,539 par, due 9/2020)	9.31%	9/30/2015	23,308	23,598	2.4%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($16,457 par, due 3/2021)	8.50%	3/25/2016	16,150	16,539	1.7%
Eddie Bauer LLC (3)	ABL FILO term loan ($30,000 par, due 6/2019)	10.40%	3/31/2017	29,461	29,550	3.1%
Payless Inc. (3)	ABL FILO DIP term loan ($54,545 par, due 11/2017)	9.63%	10/3/2016	53,233	54,545	5.6%
Sears (3)(4)(6)(11)	First-lien ABL loan ($17,296 par, due 7/2020)	8.58%	3/18/2016	16,905	17,469	1.8%
Sears Canada Inc. (3)(4)	First-lien ABL loan ($20,884 par, due 3/2022)	10.66%	3/20/2017	20,386	20,832	2.2%
Toys ‘R’ Us-Delaware, Inc. (3)(11)	ABL FILO term loan ($20,500 par, due 10/2019)	8.42%	10/9/2014	20,416	20,500	2.1%
				179,859	183,033	18.9%
Transportation
Carrix, Inc. (3)(11)	First-lien loan ($12,579 par, due 1/2019)	5.73%	3/17/2015	12,178	12,390	1.3%

Total Debt Investments				1,492,511	1,509,493	155.8%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (7)	Class A Preferred Units (125,000 units)		6/30/2017	12,500	12,500	1.3%
	Class B Common Units (90,000 units)		6/30/2017	2	1,851	0.2%
				12,502	14,351	1.5%
Business Services
Riskonnect, Inc.	Preferred Class A Units (990 units)		6/30/2017	990	990	0.1%
	Common Class B Units (959,018 units)		6/30/2017	10	10	0.0%
				1,000	1,000	0.1%
Chemicals
Vertellus Specialties, Inc.	Common Units (2,672,990 units)		10/31/2016	3,828	3,646	0.4%
Financial services

AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846	7,481	0.8%
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	1,831	0.2%
TICC Capital Corp. (4)(12)	Common Shares (1,059 shares)		8/5/2015	7	7	0.0%
				4,633	9,319	1.0%
Healthcare
Helix Health, Ltd. (4)	Warrants		9/30/2014	877	1,425 (EUR 1,249)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,015	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	10	0.0%
				2,877	2,450	0.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897	97	0.0%
	Class C-1 Units (8,800,000 units)		9/29/2015	100	48	0.0%
				3,997	145	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A-1 Member Units (1,000 units)		5/3/2017	8,155	7,951	0.8%
	Class A-2 Member Units (933 units)		5/3/2017	8,874	—	0.0%
				17,029	7,951	0.8%
Other
Symphony CLO XV, Ltd. (4)(6)(11)	Structured Product (Class F Notes)	6.91%	11/17/2014	5,668	6,096	0.6%

Total Equity and Other Investments				51,534	44,958	4.6%
Total Investments				$1,544,045	$1,554,451	160.4%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For each such investment the Company has provided the interest rate in effect on the date presented.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 16.7% of total assets as of June 30, 2017.

(5)

In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other members in the syndicate to the extent an investment has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder and the Company hold the “last out” tranche.

(6)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2017 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2017

Company	Fair Value at December 31, 2016	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at June 30, 2017	Other Income	Interest Income
AFS Technologies, Inc.	$—	$72,122	$—	$(237)	$—	$71,885	$—	$17
IRGSE Holding Corp.	31,974	3,207	—	(3,421)	—	31,760	2	2,012
Mississippi Resources, LLC	33,885	4,447	(2,141)	16,955	(21,776)	31,370	100	487
Total	$65,859	$79,776	$(2,141)	$13,297	$(21,776)	$135,015	$102	$2,516
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

(8)	As of June 30, 2017, the tax cost of the Company’s investments approximates their amortized cost.
(9)

These investments contain a fixed rate structure. The Company entered into an interest rate swap agreement to swap to a floating rate. Refer to Note 5 for further information related to the Company’s interest rate swaps on investments.

(10)

In accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.

(11)	This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(12)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 6 for further information related to investments at fair value.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2016

(Amounts in thousands, except share amounts)

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value (10)	of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($29,233 par, due 6/2017)	9.75%	8/28/2012	$29,136	$29,159	3.1%
	First-lien revolving loan ($1,417 par, due 6/2017)	10.75%	8/28/2012	1,401	1,403	0.1%
				30,537	30,562	3.2%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($61,542 par, due 3/2020)	8.75%	3/3/2014	60,698	57,850	6.1%
Business services
Actian Corporation (3)(5)	First-lien loan ($54,982 par, due 4/2018)	7.50%	4/11/2013	54,366	56,219	5.9%
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	8.50%	11/12/2015	44,095	45,225	4.7%
Clarabridge, Inc. (3)	First-lien loan ($19,719 par, due 4/2019)	9.00%	5/20/2015	19,446	19,774	2.1%
Idera, Inc. (3)(11)	First-lien loan ($61,875 par, due 4/2021)	6.50%	10/9/2015	56,817	61,875	6.5%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($27,090 par, due 6/2019)	7.50%	6/30/2014	26,752	27,163	2.9%
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	10.50%	8/16/2016	27,278	27,750	2.9%
Motus, LLC (3)	First-lien loan ($20,157 par, due 7/2021)	11.00% (incl. 3.00% PIK)	7/29/2016	19,690	20,106	2.1%
Qlik Technologies, Inc. (3)	First-lien loan ($40,399 par, due 8/2022)	9.25%	8/22/2016	39,691	40,096	4.2%
SailPoint Technologies, Inc. (3)	First-lien loan ($27,500 par, due 8/2021)	9.00%	8/16/2016	26,973	27,285	2.9%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	7.50%	12/30/2014	19,717	20,263	2.1%
Sovos Compliance, LLC (3)	First-lien loan ($29,177 par, due 3/2022)	8.25%	7/1/2016	28,621	29,027	3.0%
Tibco Software (3)(11)	First-lien loan ($247 par, due 12/2020)	6.50%	1/26/2016	218	248	0.0%
				363,664	375,031	39.3%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10.00%	10/31/2016	4,937	4,942	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	13.00%	10/31/2016	3,341	3,350	0.4%
				8,278	8,292	0.9%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8.00%	8/31/2016	43,830	44,325	4.7%
Frontline Technologies Group LLC (3)(5)	First-lien loan ($54,725 par, due 4/2021)	7.75%	4/1/2016	53,447	54,862	5.8%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value (10)	of Net Assets
				97,277	99,187	10.5%
Electronics
MyAlarm Center, LLC (3)	First-lien loan ($63,761 par, due 1/2019)	9.00%	1/9/2014	63,342	64,568	6.8%
APX Group Inc. (11)	Senior notes 8.75% ($5,470 par, due 12/2020)	8.75%	12/11/2014	4,717	5,511	0.6%
				68,059	70,079	7.4%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($22,200 par, due 8/2020)	9.00%	8/18/2015	21,781	22,261	2.3%
AvidXchange, Inc. (3)	First-lien loan ($53,528 par, due 8/2020)	10.50% (incl. 2.38% PIK)	8/7/2015	52,779	53,394	5.6%
Network Merchants, Inc. (3)	First-lien loan ($25,782 par, due 9/2018)	7.75%	9/12/2013	25,585	25,981	2.7%
PayLease, LLC (3)	First-lien loan ($34,502 par, due 3/2020)	10.00% (incl. 2.50% PIK)	3/6/2015	33,979	34,700	3.6%
Smarsh, Inc. (3)(5)	First-lien loan ($30,000 par, due 1/2021)	8.50%	1/7/2016	29,343	30,300	3.2%
				163,467	166,636	17.4%
Healthcare
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 40,573 par, due 9/2019)	11.50%	9/30/2014	47,830	44,934 (EUR 43,158)	4.7%
	First-lien revolving loan (EUR 300 par, due 9/2019)	11.50%	9/30/2014	253	527 (EUR 500)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($44,663 par, due 12/2021)	6.25%	12/17/2015	43,959	45,109	4.7%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($47,066 par, due 9/2020)	9.50% (incl. 2.50% PIK)	9/30/2015	45,920	47,184	5.0%
Quantros, Inc. (3)(5)	First-lien loan ($29,775 par, due 2/2021)	8.75%	2/29/2016	28,894	29,849	3.1%
SRS Software, LLC (3)	First-lien loan ($30,000 par, due 12/2017)	8.75%	12/28/2012	29,820	30,000	3.2%
	First-lien revolving loan ($2,000 par, due 12/2017)	8.75%	12/28/2012	1,991	2,000	0.2%
				198,667	199,603	21.0%
Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($26,104 par, due 4/2020)	9.27% (incl. 2.50% PIK)	4/16/2015	25,643	26,104	2.7%
IRGSE Holding Corp. (3)(7)	First-lien loan ($21,311 par, due 9/2019)	10.50% (incl. 5.00% PIK)	9/29/2015	21,311	18,807	2.0%
	First-lien revolver loan ($14,755 par, due 9/2019)	10.50% (incl. 5.00% PIK)	9/29/2015	14,755	13,021	1.4%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value (10)	of Net Assets
Soho House (4)(11)	Second-lien bond (GBP 12,875 par, due 10/2018)	9.13%	9/20/2013	20,618	16,227 (GBP 13,133)	1.7%
				82,327	74,159	7.8%
Human resource support services
Saba Software, Inc. (3)(5)	First-lien loan ($54,175 par, due 3/2021)	9.75%	3/30/2015	53,680	54,310	5.7%
Skillsoft (3)(11)	First-lien loan ($9,571 par, due 4/2021)	5.84%	11/5/2015	7,629	8,709	0.9%
				61,309	63,019	6.6%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($64,978 par, due 10/2020)	7.25%	10/31/2014	64,423	65,952	6.9%
Internet services
Highwinds Capital, Inc. (3)	First-lien loan ($47,988 par, due 7/2018)	9.00%	3/7/2014	47,679	48,588	5.1%
	First-lien revolving loan ($3,000 par, due 7/2018)	9.00%	3/7/2014	2,985	3,038	0.3%
				50,664	51,626	5.4%
Manufacturing
Power Solutions International, Inc. (3)	ABL FILO term loan ($53,550 par, due 6/2021)	10.75%	6/28/2016	47,285	52,613	5.5%
Office products
Ecommerce Industries, Inc. (3)	First-lien loan ($36,529 par, due 3/2019)	7.25%	3/11/2014	36,366	36,627	3.8%
Oil, gas and consumable fuels
Key Energy Services (3)(11)	First-lien loan ($10,771 par, due 12/2021)	11.25%	5/27/2015	10,454	10,717	1.1%
Mississippi Resources, LLC (3)(7)	First-lien loan ($51,537 par, due 6/2018)	13.00% (incl. 1.50% PIK)	6/4/2014	51,078	33,885	3.6%
				61,532	44,602	4.7%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	7.75%	10/5/2015	74,184	74,575	7.8%
Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($23,918 par, due 9/2020)	8.25%	9/30/2015	23,652	23,858	2.5%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($17,371 par, due 3/2021)	8.50%	3/25/2016	17,013	17,328	1.8%
Payless Inc. (3)	ABL FILO term loan ($50,000 par, due 3/2019)	8.00%	10/3/2016	48,736	49,125	5.2%
Quiksilver - Boardriders SA (11)	Bond (EUR 5,699 par, due 12/2020)	9.50%	5/26/2015	6,036	5,170 (EUR 4,901)	0.5%
Sears (3)(4)(6)(11)	First-lien loan ($3,642 par, due 6/2018)	5.50%	1/28/2016	3,457	3,487	0.4%
	First-lien ABL loan ($22,727 par, due 7/2020)	8.50%	3/18/2016	22,143	22,727	2.4%
Toys ‘R’ Us-Delaware, Inc. (3)(11)	ABL FILO term loan ($25,500 par, due 10/2019)	8.25%	10/9/2014	25,349	25,118	2.6%
				146,386	146,813	15.4%

			Initial
			Acquisition	Amortized	Fair	Percentage
Company (1)	Investment	Interest	Date	Cost (2)(8)	Value (10)	of Net Assets
Transportation
Carrix, Inc. (3)(11)	First-lien loan ($12,878 par, due 1/2019)	4.50%	3/17/2015	12,342	12,610	1.3%

Total Debt Investments				1,627,465	1,629,836	171.0%
Equity and Other Investments
Chemicals
Vertellus Specialties, Inc.	Common Units (2,672,990 units)		10/31/2016	3,828	3,627	0.4%
Financial services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)		8/7/2015	3,846	4,548	0.5%
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)		9/12/2013	780	1,550	0.2%
TICC Capital Corp. (4)(12)	Common Shares (995,419 shares)		8/5/2015	6,673	6,580	0.7%
				11,299	12,678	1.4%
Healthcare
Global Healthcare Exchange, LLC	Common Shares Class A (358 shares)		3/11/2014	358	369	0.0%
	Common Shares Class B (196 shares)		3/11/2014	6	515	0.1%
Helix Health, Ltd. (4)	Warrants		9/30/2014	877	685 (EUR 648)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)		12/28/2012	1,980	1,015	0.1%
	Common Shares Class B (2,953,020 shares)		12/28/2012	20	10	0.0%
				3,241	2,594	0.3%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)		9/29/2015	3,897	98	0.0%
	Class C-1 Units (8,800,000 units)		9/29/2015	100	48	0.0%
				3,997	146	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Member Units (933 units)		6/4/2014	8,874	—	0.0%
Other
Oak Hill Credit Partners VIII, Ltd. (4)(6)(11)	Structured Product (Class F Notes)	6.38%	8/21/2015	3,345	3,162	0.3%
Symphony CLO XV, Ltd. (4)(6)(11)	Structured Product (Class F Notes)	6.63%	11/17/2014	5,638	5,360	0.6%
				8,983	8,522	0.9%
Total Equity and Other Investments				40,222	27,567	2.8%
Total Investments				$1,667,687	$1,657,403	173.8%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For each such investment the Company has provided the interest rate in effect on the date presented.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 12.3% of total assets as of December 31, 2016.

(5)

In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other members in the syndicate to the extent an investment has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder and the Company hold the “last out” tranche.

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

Controlled, Affiliated Investments during the year ended December 31, 2016

Company	Fair Value at December 31, 2015	Gross Additions (a)	Gross Reductions (b)	Net Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at December 31, 2016	Other Income	Interest Income
Mississippi Resources, LLC	$36,682	$5,491	$(494)	$(7,794)	$—	$33,885	$200	$6,746
IRGSE Holding Corp.	26,816	8,358	—	(3,200)	—	31,974	4	3,229
Total	$63,498	$13,849	$(494)	$(10,994)	$—	$65,859	$204	$9,975

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

(10)

In accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.

(11)	This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(12)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 6 for further information related to investments at fair value.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Increase in Net Assets Resulting from Operations
Net investment income	$62,451	$48,694
Net change in unrealized gains	14,321	18,215
Net realized gains (losses)	(16,668)	500
Increase in Net Assets Resulting from Operations	60,104	67,409
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	78,250
Reinvestment of dividends	4,543	5,217
Purchases of treasury stock	—	(1,329)
Dividends declared from net investment income	(49,116)	(46,269)
Issuance of Convertible Senior Notes	356	—
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(44,217)	35,869
Total Increase in Net Assets	15,887	103,278
Net assets, beginning of period	952,212	820,741
Net Assets, End of Period	$968,099	$924,019
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$56,772	$29,044

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$60,104	$67,409
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized gains on investments	(20,691)	(14,846)
Net change in unrealized (gains) losses on foreign currency transactions	8,657	(1,803)
Net change in unrealized gains on interest rate swaps	(2,287)	(1,566)
Net realized (gains) losses on investments	17,181	(404)
Net realized gains on foreign currency transactions	(292)	(253)
Net amortization of discount on investments	(18,254)	(7,223)
Amortization of debt issuance costs	1,541	1,151
Accretion of discount on Convertible Senior Notes	330	291
Purchases and originations of investments, net	(412,085)	(328,203)
Proceeds from investments, net	80,149	6,138
Repayments on investments	455,265	223,629
Paid-in-kind interest	(3,452)	(4,547)
Changes in operating assets and liabilities:
Interest receivable	1,309	1,718
Interest receivable paid-in-kind	181	100
Prepaid expenses and other assets	(8,239)	4,318
Management fees payable to affiliate	(292)	469
Incentive fees payable to affiliate	1,309	394
Payable to affiliate	801	(210)
Other liabilities	4,351	(5,236)
Net Cash Provided by (Used) in Operating Activities	165,586	(58,674)
Cash Flows from Financing Activities
Borrowings on debt	539,500	281,363
Repayments on debt	(649,275)	(259,095)
Debt issuance costs	(3,818)	—
Proceeds from issuance of common stock, net of offering and underwriting costs	—	78,250
Purchases of treasury stock	—	(1,329)
Dividends paid to stockholders	(44,481)	(39,005)
Net Cash Provided by (Used) in Financing Activities	(158,074)	60,184
Net Increase in Cash, Cash Equivalents, and Restricted Cash	7,512	1,510
Cash, cash equivalents, and restricted cash, beginning of period	5,954	2,431
Cash, Cash Equivalents, and Restricted Cash, End of Period	$13,466	$3,941
Supplemental Information:
Interest paid during the period	$8,139	$8,211
Excise taxes paid during the period	$2,100	$1,500
Dividends declared during the period	$49,116	$46,269
Reinvestment of dividends during the period	$4,543	$5,217

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

Investments at Fair Value

Loan originations are recorded on the date of the binding commitment, which is generally the funding date. Investment transactions purchased through the secondary markets are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses reflects the change in investment values and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At June 30, 2017, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Offsetting Assets and Liabilities

Foreign currency forward contract and interest rate swap receivables or payables pending settlement are offset, and the net amount is included with receivable or payable for foreign currency forward contracts or interest rate swaps in the consolidated balance sheets when, and only when, they are with the same counterparty, the Company has the legal right to offset the recognized amounts, and it intends to either settle on a net basis or realize the asset and settle the liability simultaneously.

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

Equity Offering Expenses

The Company records expenses related to initial registration statement filings and applicable offering costs as deferred financing costs in other assets and a portion of these expenses are charged as a reduction of capital upon completion of an offering of registered securities. The costs associated with subsequent renewals of the Company’s shelf registration statement are expensed as incurred.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. The services that the Adviser provides vary by investment, but may include syndication, structuring, diligence, or other service-based fees, and fees for providing managerial assistance to our portfolio companies and are recognized as revenue when earned.

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

Dividends to Common Stockholders

The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

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

Accounting Standards Adopted in 2017

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18 (“ASU 2016-18”), “Statement of Cash Flows (Topic 230) - Restricted Cash.”  The standard requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance during the quarter ended March 31, 2017 and adjusted the prior period consolidated statement of cash flows to reflect the change.

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

The Administration Agreement was amended in February 2017 to make certain clarifications to the agreement, including with respect to the scope of the costs and expenses of the Administrator’s services. Unless earlier terminated as described below, the Administration Agreement will remain in effect until February 2018, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three and six months ended June 30, 2017, the Company incurred expenses of $1.0 million and $2.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2016 the Company incurred expenses of $0.8 million and $1.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2017 Management Fees were $6.0 million and $12.0 million, respectively. For the three and six months ended June 30, 2016, Management Fees were $6.0 million and $11.7 million, respectively.

For the periods ended December 31, 2016 and prior, the Adviser voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”). The Adviser did not waive any Management Fees for the three and six months ended June 30, 2017.

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

For the three and six months ended June 30, 2017, Incentive Fees were $7.2 million and $13.2 million, respectively, of which $7.2 million and $13.2 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2016, Incentive Fees were $5.4 million and $10.3 million, respectively, of which $5.4 million and $10.3 million, respectively, were realized and payable to the Adviser.

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

The Adviser did not waive any Incentive Fees for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, Incentive Fees of $82.9 and $165.8 were waived, respectively, consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

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

Investments at fair value consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,429,550	$1,448,584	$19,034
Second-lien debt investments	62,962	60,909	(2,053)
Mezzanine and unsecured debt investments	—	—	—
Equity and other investments	51,533	44,958	(6,575)
Total Investments	$1,544,045	$1,554,451	$10,406

	December 31, 2016
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,592,753	$1,599,578	$6,825
Second-lien debt investments	23,959	19,577	(4,382)
Mezzanine and unsecured debt investments	10,753	10,681	(72)
Equity and other investments	40,222	27,567	(12,655)
Total Investments	$1,667,687	$1,657,403	$(10,284)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Automotive	2.0%	1.8%
Beverage, food, and tobacco	4.6%	3.5%
Business services	23.2%	22.6%
Chemicals	0.8%	0.7%
Education	6.5%	6.0%
Electronics	4.1%	4.2%
Financial services	11.1%	10.8%
Healthcare	14.1%	12.2%
Hotel, gaming, and leisure	2.0%	4.5%
Human resource support services	0.3%	3.8%
Insurance	4.2%	4.0%
Internet services	—	3.1%
Manufacturing	—	3.2%
Office products	2.3%	2.2%
Oil, gas and consumable fuels	2.9%	2.7%
Other	0.4%	0.5%
Pharmaceuticals	8.9%	4.5%
Retail and consumer products	11.8%	8.9%
Transportation	0.8%	0.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
United States
Midwest	10.7%	12.8%
Northeast	29.7%	29.3%
South	20.2%	24.5%
West	32.7%	28.0%
Canada	3.5%	1.6%
Europe	3.2%	3.8%
Total	100.0%	100.0%

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

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Maturity Date	Notional Amount (1)	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Account in the Consolidated Balance Sheets
Interest rate swap	10/5/2018	$92,500	$351	$—	$351	Receivable for interest rate swaps
Interest rate swap	12/15/2019	115,000	—	(190)	(190)	Receivable for interest rate swaps
Interest rate swap	1/10/2020	33,333	40	—	40	Receivable for interest rate swaps
Interest rate swap	8/1/2022	115,000	2,155	—	2,155	Receivable for interest rate swaps
Total		$355,833	$2,546	$(190)	$2,356

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

	December 31, 2016
	Maturity Date	Notional Amount (1)	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Account in the Consolidated Balance Sheets
Interest rate swap	12/15/2019	$115,000	$—	$(207)	$(207)	Receivable for interest rate swaps
Interest rate swap	10/5/2018	92,500	276	—	276	Receivable for interest rate swaps
Total		$207,500	$276	$(207)	$69

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

During the three and six months ended June 30, 2017, the Company received $1.3 million and $2.6 million, respectively, and paid $1.2 million and $2.3 million, respectively, related to the settlements of its $115 million notional amount interest rate swaps, which mature on December 15, 2019. The net amounts of these settlements are reductions to interest expense in the Company’s consolidated statements of operations.

During the three and six months ended June 30, 2016, the Company received $1.3 million and $2.6 million, respectively, and paid $1.0 million and $2.0 million, respectively, related to the settlements of its $115 million notional amount interest rate swaps, which mature on December 15, 2019. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations.

During the three months ended June 30, 2017, the Company paid $1.0 million related to the settlement of its $115 million notional amount interest rate swap, which matures on August 1, 2022. The amount was an addition to interest expense in the Company’s consolidated statements of operations.

During the three and six months ended June 30, 2017, the Company received $0.2 million and $0.4 million, respectively, and paid $0.3 million and $0.5 million, respectively, related to the settlement of its $92.5 million notional amount interest rate swaps, which mature on October 5, 2018. The net amounts of these settlements are a reduction to interest income in the Company’s consolidated statements of operations.

During the three and six months ended June 30, 2016, the Company received $0.1 million and $0.2 million, respectively, and paid $0.3 million and $0.5 million, respectively, related to the settlements of its $92.5 million notional amount interest rate swaps, which mature on October 5, 2018. These net amounts are reductions to interest income in the Company’s consolidated statements of operations.

During the three and six months ended June 30, 2017, the Company received $0.7 million and $1.1 million, respectively, and paid $0.7 million and $1.2 million, respectively, related to the settlements of its $33.3 million notional amount interest rate swap, which matures on January 10, 2020. The net amounts of these settlements are reductions to interest income in the Company’s consolidated statements of operations.

For the three and six months ended June 30, 2017 the Company recognized $2.1 million and $2.3 million, respectively, of unrealized appreciation on interest rate swaps in the consolidated statement of operations related to the swap transactions. For the three and six months ended June 30, 2016, the Company recognized $0.3 million and $1.6 million, respectively, of unrealized appreciation on interest rate swaps in the consolidated statement of operations related to the swap transactions. As of June 30, 2017 and December 31, 2016, the swap transactions had a fair value of $2.4 million and $0.1 million, respectively, which is included in receivable for interest rate swaps on the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of June 30, 2017, $1.6 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $1.1 million of cash collateral posted as of December 31, 2016, which is also included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2017 and December 31, 2016:

	Fair Value Hierarchy at June 30, 2017
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$54,402	$1,394,182	$1,448,584
Second-lien debt investments	—	—	60,909	60,909
Mezzanine and unsecured debt investments	—	—	—	—
Equity and other investments	7	6,096	38,855	44,958
Total Investments at Fair Value	$7	$60,498	$1,493,946	$1,554,451
Interest rate swaps	—	2,356	—	2,356
Total	$7	$62,854	$1,493,946	$1,556,807

	Fair Value Hierarchy at December 31, 2016
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$145,491	$1,454,087	$1,599,578
Second-lien debt investments	—	16,227	3,350	19,577
Mezzanine debt investments	5,511	5,170	—	10,681
Equity and other investments	6,580	8,522	12,465	27,567
Total Investments at Fair Value	$12,091	$175,410	$1,469,902	$1,657,403
Interest rate swaps	—	69	—	69
Total	$12,091	$175,479	$1,469,902	$1,657,472

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2017:

	As of and for the Three Months Ended
	June 30, 2017
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,436,641	$3,358	$—	$14,262	$1,454,261
Purchases or originations	234,958	—	—	13,502	248,460
Repayments / redemptions	(214,977)	—	—	(2,472)	(217,449)
Paid-in-kind interest	1,572	—	—	—	1,572
Net change in unrealized gains (losses)	21,066	(2,070)	—	3,301	22,297
Net realized gains (losses)	(21,134)	—	—	2,108	(19,026)
Net amortization of discount on securities	3,831	—	—	—	3,831
Transfers within Level 3	(67,775)	59,621	—	8,154	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,394,182	$60,909	$—	$38,855	$1,493,946

	As of and for the Six Months Ended
	June 30, 2017
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,454,087	$3,350	$—	$12,465	$1,469,902
Purchases or originations	398,584	—	—	13,501	412,085
Repayments / redemptions	(403,320)	—	—	(2,472)	(405,792)
Paid-in-kind interest	3,452	—	—	—	3,452
Net change in unrealized gains (losses)	17,774	(2,062)	—	5,098	20,810
Net realized gains (losses)	(21,207)	—	—	2,109	(19,098)
Net amortization of discount on securities	12,587	—	—	—	12,587
Transfers within Level 3	(67,775)	59,621	—	8,154	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,394,182	$60,909	$—	$38,855	$1,493,946

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2016:

	As of and for the Three Months Ended
	June 30, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,267,992	$91,415	$6,023	$7,993	$1,373,423
Purchases or originations	189,966	—	—	—	189,966
Repayments / redemptions	(98,952)	(62,500)	—	—	(161,452)
Paid-in-kind interest	1,352	907	—	—	2,259
Net change in unrealized gains (losses)	14,145	2,411	—	88	16,644
Net realized losses	(111)	—	—	—	(111)
Net amortization of discount on securities	2,812	870	—	—	3,682
Transfers into (out of) Level 3	—	—	(6,023)	—	(6,023)
Balance, End of Period	$1,377,204	$33,103	$—	$8,081	$1,418,388

	As of and for the Six Months Ended
	June 30, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,229,491	$90,442	$7,801	$8,206	$1,335,940
Purchases or originations	282,403	(5)	—	—	282,398
Repayments / redemptions	(158,150)	(62,500)	(2,165)	—	(222,815)
Paid-in-kind interest	3,653	1,780	—	—	5,433
Net change in unrealized gains (losses)	14,570	2,435	280	(125)	17,160
Net realized gains (losses)	(206)	—	79	—	(127)
Net amortization of discount on securities	5,443	951	28	—	6,422
Transfers into (out of) Level 3	—	—	(6,023)	—	(6,023)
Balance, End of Period	$1,377,204	$33,103	$—	$8,081	$1,418,388

The following tables present information with respect to the net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2017 and 2016:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2017 on	June 30, 2016 on
	Investments Held at	Investments Held at
	June 30, 2017	June 30, 2016
First-lien debt investments	$1,513	$14,159
Second-lien debt investments	(2,070)	279
Mezzanine and unsecured debt investments	—	—
Equity and other investments	(4,992)	88
Total	$(5,549)	$14,526

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2017 on	June 30, 2016 on
	Investments Held at	Investments Held at
	June 30, 2017	June 30, 2016
First-lien debt investments	$8,846	$15,544
Second-lien debt investments	(2,062)	352
Mezzanine and unsecured debt investments	—	20
Equity and other investments	(3,255)	(124)
Total	$3,529	$15,792

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2017 and December 31, 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2017
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,394,182	Income approach (1)	Market yield	5.2% — 13.3% (9.6%)	Decrease
	$55,032	Asset Valuation approach	Comparable Multiple	8.5x — 12.6x (10.2x)	Increase
Second-lien debt investments	$3,375	Income approach	Market yield	13.3% — 13.3% (13.3%)	Decrease
	$57,534	Asset Valuation approach	Market yield Comparable Multiple	12.3% — 12.3% (12.3%) 8.7x — 8.7x (8.7x)	Decrease Increase
Equity and other investments	$38,855	Market Multiple (2)	Comparable multiple	4.9x — 13.5x (11.2x)	Increase

(1)	Includes $176.5 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(2)	Includes $22.4 million of equity investments which were valued using a weighted valuation approach.

	December 31, 2016
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,454,087	Income approach (1)	Market yield	6.6% — 12.9% (9.3%)	Decrease
Second-lien debt investments	$3,350	Income approach	Market yield	13.6% — 13.6% (13.6%)	Decrease
Equity and other investments	$12,465	Market Multiple (2)	Comparable multiple	8.4x — 13.5x (10.1x)	Increase

(1)	Includes $123.6 million of first-lien debt investments which were valued using an asset valuation waterfall.
(2)	Includes $4.7 million of equity investments which were valued using a weighted valuation approach.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2017, approximates its carrying value as the outstanding balance is callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which are categorized as Level 2 within the fair value hierarchy, as of June 30, 2017, was $240.3 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2017 and December 31, 2016, the Company’s asset coverage was 265.4% and 237.7%, respectively.

Debt obligations consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$945,000	$357,409	$587,591	$349,530
2019 Convertible Senior Notes	115,000	115,000	—	111,479
2022 Convertible Senior Notes	115,000	115,000	—	111,149
Total Debt	$1,175,000	$587,409	$587,591	$572,158

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Company’s Revolving Credit Facility and 2019 and 2022 Convertible Senior Notes are presented net of deferred financing costs of $7.9 million, $1.9 million, and $3.5 million, respectively.

	December 31, 2016
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$945,000	$578,657	$366,343	$569,919
2019 Convertible Senior Notes	115,000	115,000	—	110,790
Total Debt	$1,060,000	$693,657	$366,343	$680,709

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and 2019 Convertible Senior Notes are presented net of deferred financing costs of $8.7 million and $2.3 million, respectively.

For the three and six months ended June 30, 2017 and 2016, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$5,336	$4,954	$11,024	$9,585
Commitment fees	558	222	972	481
Amortization of debt issuance costs	806	576	1,541	1,150
Accretion of original issue discount	168	145	330	291
Swap settlement (1)	787	(267)	653	(580)
Total Interest Expense	$7,655	$5,630	$14,520	$10,927
Average debt outstanding (in millions)	$593.5	$709.5	$646.1	$687.8
Weighted average interest rate	4.13%	2.64%	3.61%	2.62%
Average 1-month LIBOR rate	1.06%	0.44%	0.94%	0.44%

(1)	Includes the settlement of the interest rate swaps related to the Company’s 2019 and 2022 Convertible Senior Notes.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2017, the Company had outstanding debt denominated in Euro (EUR) of 39.8 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

2019 Convertible Senior Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019 (the “2019 Convertible Senior Notes”). The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of June 30, 2017, the estimated adjusted conversion price was approximately $25.62. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 286 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

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

2022 Convertible Senior Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due August 2022 (the “2022 Convertible Senior Notes” and, together with the 2019 Convertible Senior Notes, the “Convertible Senior Notes”). The 2022 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of June 30, 2017, the estimated adjusted conversion price was approximately $21.30. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Senior Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2022 Convertible Senior Notes is three-month LIBOR plus 237.2 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three and six months ended June 30, 2017 and 2016, the components of interest expense related to the Convertible Senior Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$2,587	$1,294	$4,744	$2,588
Accretion of original issue discount	168	145	330	291
Amortization of debt issuance cost	367	192	669	385
Total Interest Expense	$3,122	$1,631	$5,743	$3,264

Total interest expense in the table above does not include the effect of the interest rate swaps related to the Convertible Senior Notes. During the three and six months ended June 30, 2017 , the Company received $1.3 million and $2.6 million, respectively, and paid $2.1 million and $3.2 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Senior Notes. During the three and six months ended June 30, 2016, the Company received $1.3 million and $2.6 million, respectively, and paid $1.0 million and $2.0 million, respectively, related to the settlements of its interest rate swaps.  These net amounts are reductions to interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2017, the principal amount of the 2019 and 2022 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of June 30, 2017, the components of the carrying value of the 2019 and 2022 Convertible Senior Notes and the stated interest rate were as follows:

	December 2019	August 2022
	Convertible Senior Notes	Convertible Senior Notes
Principal amount of debt	$115,000	$115,000
Original issue discount, net of accretion	(1,622)	(332)
Deferred financing costs	(1,899)	(3,519)
Carrying value of debt	$111,479	$111,149
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2019 and 2022 Convertible Senior Notes is three month LIBOR plus 286 basis points, and three month LIBOR plus 237.2 basis points, respectively. Please see Note 5 for further information about the Company’s interest rate swaps.

The indentures governing the 2019 and 2022 Convertible Senior Notes contain certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 and 2022 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the 2019 and 2022 Convertible Senior Notes. As of June 30, 2017, the Company was in compliance with the terms of the indentures governing the 2019 and 2022 Convertible Senior Notes.

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

As of June 30, 2017 and December 31, 2016, the Company was in compliance with the terms of its debt obligations.

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

As of June 30, 2017 and December 31, 2016, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2017	December 31, 2016
AppStar Financial, LLC - Revolver	$2,000	$2,000
Clarabridge, Inc. - Revolver	—	2,500
CrunchTime Information Systems, Inc. - Delayed Draw	—	12,000
CrunchTime Information Systems, Inc. - Revolver	—	2,000
Ecommerce Industries, Inc. - Revolver	2,486	2,486
Heartland Automotive Holdings, LLC - Revolver	2,194	4,139
Helix Health Ltd. - Revolver	4,220	3,903
IRGSE Holding Corp. - Revolver	84	245
Leaf US Holdings, Inc. - Revolver	2,000	2,000
Marketo, Inc. - Revolver	1,875	1,875
My Alarm Center, LLC - Delayed Draw	774	774
Network Merchants, Inc. - Revolver	780	780
PayLease, LLC - Revolver	5,000	5,000
PaySimple - Revolver	5,000	—
Rex Energy Corporation - Revolver	15,650	—
Riskonnect, Inc. - Revolver	5,000	—
Sailpoint Technologies, Inc. - Revolver	1,800	1,200
ScentAir Technologies, Inc. - Revolver	1,714	2,143
Sovos Compliance, LLC - Revolver	750	750
Total Portfolio Company Commitments	$51,327	$43,795

Other Commitments and Contingencies

As of June 30, 2017, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of June 30, 2017. As of December 31, 2016, the Company had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of December 31, 2016.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2017 and December 31, 2016, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2017 and 2016. All shares issued to stockholders in the tables below are newly issued shares.

	Six Months Ended
	June 30, 2017
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 7, 2016	December 31, 2016	February 1, 2017	122,836
February 22, 2017	April 7, 2017 (1)	May 1, 2017	109,847
May 3, 2017	May 31, 2017	June 30, 2017	11,786
Total Shares Issued			244,469

	Six Months Ended
	June 30, 2016
		Date
Date Declared	Record Date	Shares Issued	Shares Issued
November 3, 2015	December 31, 2015	February 1, 2016	147,809
February 24, 2016	March 31, 2016	May 2, 2016	186,204
Total Shares Issued			334,013

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

On August 2, 2017, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to February 28, 2018. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 28, 2018 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the three and six months ended June 30, 2017, no shares were repurchased under the Company 10b5-1 Plan. During the six months ended June 30, 2016, the Company repurchased 86,081 shares under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. No shares were repurchased under the Company 10b5-1 Plan during the three months ended June 30, 2016.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Increase in net assets resulting from operations	$31,826	$49,638	$60,104	$67,409
Weighted average shares of common stock outstanding—basic and diluted	59,912,804	59,348,460	59,855,088	57,575,365
Earnings per common share—basic and diluted	$0.53	$0.84	$1.00	$1.17

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2017 was less than the conversion price for the 2019 and 2022 Convertible Senior Notes outstanding as of June 30, 2017. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the 2019 and 2022 Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The following tables summarize dividends declared during the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017
Date Declared	Record Date	Payment Date	Dividend per Share
February 22, 2017	April 7, 2017 (1)	April 28, 2017	$0.39
May 3, 2017	May 31, 2017	June 30, 2017	0.04
May 3, 2017	June 15, 2017	July 14, 2017	0.39
Total Dividends Declared			$0.82

	Six Months Ended
	June 30, 2016
Date Declared	Record Date	Payment Date	Dividend per Share
February 24, 2016	March 31, 2016	April 29, 2016	$0.39
May 4, 2016	June 30, 2016	July 29, 2016	0.39
Total Dividends Declared			$0.78

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

The dividends declared during the three and six months ended June 30, 2017 and 2016 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2017 and 2016.

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Per Share Data (7)
Net asset value, beginning of period	$15.95	$15.15

Net investment income (1)	1.04	0.85
Net realized and unrealized gain (loss) (1)	(0.04)	0.32
Total from operations	1.00	1.17
Issuance of common stock, net of offering costs (2)	—	0.03
Dividends declared from net investment income (2)	(0.82)	(0.78)
Total increase in net assets	0.18	0.42
Net Asset Value, End of Period	$16.15	$15.55
Per share market value at end of period	$20.45	$16.61
Total return based on market value (3)	13.87%	7.21%
Total return based on net asset value (4)	6.39%	7.79%
Shares Outstanding, End of Period	59,960,674	59,411,892
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	10.37%	9.33%
Ratio of net investment income to average net assets	14.14%	11.59%
Portfolio turnover	49.53%	29.58%
Net assets, end of period	$968,099	$924,019

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)

Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share. On an annualized basis, the total return based on market value for the six months ended June 30, 2017 and 2016 is 27.73% and 15.58%, respectively.

(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. On an annualized basis, the total return based on net asset value for the six months ended June 30, 2017 and 2016 is 12.77% and 14.43%, respectively.

(5)	The ratios reflect an annualized amount.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of TICC Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 9.38% for the six months ended June 30, 2016. The Adviser did not waive any Management Fees or Incentive Fees for the six months ended June 30, 2017.

(7)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2017.

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

On August 4, 2015, our Board authorized us to enter into a new stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. On August 2, 2017, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to February 28, 2018. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 28, 2018 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2017, we have originated more than $5.7 billion aggregate principal amount of investments and retained approximately $3.8 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2017, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 84.5% of our total investments based on fair value, had weighted average annual revenue of $129.0 million and weighted average annual EBITDA of $22.8 million.

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

The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk.”

As of June 30, 2017, the average investment size in each of our portfolio companies was approximately $33.8 million based on fair value.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2017, the largest single investment based on fair value represented 4.9% of our total investment portfolio.

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

As of June 30, 2017, the largest industry represented 23.2% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2017, approximately 97.1% of our portfolio was invested in secured debt, including 93.2% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended June 30, 2017, the weighted average term on new investment commitments in new portfolio companies was 4.9 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future payment income. As of June 30, 2017, we had call protection on 77.8% of our debt investments based on fair value, with weighted average call prices of 106.3% for the first year, 103.4% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of June 30, 2017, 100.0% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 92.4% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser, TSSP and TPG

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Co-Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly, our Co-Chief Executive Officer Michael Fishman and our Adviser’s Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and TPG Sixth Street Partners, or TSSP.

TSSP, with over $19 billion of assets under management as of March 31, 2017, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 160 investment and operating professionals. As of June 30, 2017, twenty nine (29) of these personnel are dedicated to our business, including twenty one (21) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2017, 100.0% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 92.4% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the six months ended June 30, 2017, 3.0% of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of June 30, 2017, our portfolio based on fair value consisted of 93.2% first-lien debt investments, 3.9% second-lien debt investments, and 2.9% equity and other investments. As of December 31, 2016, our portfolio based on fair value consisted of 96.5% first-lien debt investments, 1.2% second-lien debt investments, 0.6% mezzanine and unsecured debt investments, and 1.7% equity and other investments.

As of June 30, 2017 and December 31, 2016, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.7% and 10.4%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.8% and 10.4%, respectively.

As of June 30, 2017 and December 31, 2016, we had investments in 46 and 52 portfolio companies, respectively, with an aggregate fair value of $1,554.5 million and $1,657.4 million, respectively.

For the three months ended June 30, 2017, we made new investment commitments of $267.7 million in five new portfolio companies and five existing portfolio companies. For this period, we had $270.7 million aggregate principal amount in exits and repayments.

For the three months ended June 30, 2016, we made new investment commitments of $184.7 million in three new portfolio companies and three existing portfolio companies. For this period, we had $114.7 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended June 30, 2017 and 2016 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2017	June 30, 2016
New investment commitments:
Gross originations	$397.7	$199.7
Less: Syndications/sell downs	130.0	15.0
Total new investment commitments	$267.7	$184.7
Principal amount of investments funded:
First-lien	$233.0	$145.8
Second-lien	—	—
Mezzanine and unsecured	—	—
Equity and other	13.5	—
Total	$246.5	$145.8
Principal amount of investments sold or repaid:
First-lien	$270.3	$52.2
Second-lien	—	62.5
Mezzanine and unsecured	—	—
Equity and other	0.4	—
Total	$270.7	$114.7
Number of new investment commitments in new portfolio companies	5	3
Average new investment commitment amount in new portfolio companies	$43.7	$56.7
Weighted average term for new investment commitments in new portfolio companies (in years)	4.9	3.4
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	11.2%	8.4%
Weighted average spread over LIBOR of new floating rate investment commitments	9.9%	7.8%
Weighted average interest rate on investments sold or paid down	9.7%	9.0%

As of June 30, 2017 and December 31, 2016, our investments consisted of the following:

	June 30, 2017		December 31, 2016
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,448.6	$1,429.5	$1,599.6	$1,592.8
Second-lien debt investments	60.9	63.0	19.6	24.0
Mezzanine and unsecured debt investments	—	—	10.7	10.7
Equity and other investments	45.0	51.5	27.5	40.2
Total	$1,554.5	$1,544.0	$1,657.4	$1,667.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,554.5	100.0%	$1,657.4	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,554.5	100.0%	$1,657.4	100.0%

	June 30, 2017		December 31, 2016
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,544.0	100.0%	$1,667.7	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,544.0	100.0%	$1,667.7	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Weighted average total yield of debt and income producing securities	10.7%	10.4%
Weighted average interest rate of debt and income producing securities	10.1%	9.8%
Weighted average spread over LIBOR of all floating rate investments (1)	9.0%	8.9%

(1)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2017 and December 31, 2016. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2017		December 31, 2016
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,243.9	80.0%	$1,099.1	66.4%
2	183.7	11.8	382.0	23.0
3	126.9	8.2	176.3	10.6
4	—	—	—	—
5	—	—	—	—
Total	$1,554.5	100.0%	$1,657.4	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Total investment income	$58.8	$46.0	$109.8	$88.8
Less: Net expenses	24.0	20.0	45.7	39.2
Net investment income before income taxes	34.8	26.0	64.1	49.6
Less: Income taxes, including excise taxes	0.9	0.5	1.6	0.9
Net investment income	33.9	25.5	62.5	48.7
Net realized gains (losses) (1)	(18.6)	0.3	(16.7)	0.5
Net change in unrealized gains (1)	16.5	23.8	14.3	18.2
Net increase in net assets resulting from operations	$31.8	$49.6	$60.1	$67.4

(1)	Includes foreign exchange hedging activity.

Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Interest from investments	$56.4	$44.1	$105.2	$85.6
Dividend income	0.0	0.5	0.0	0.9
Other income	2.4	1.4	4.6	2.3
Total investment income	$58.8	$46.0	$109.8	$88.8

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $44.1 million for the three months ended June 30, 2016 to $56.4 million for the three months ended June 30, 2017, primarily due to the increase in LIBOR. The average size of our investment portfolio was $1.6 billion during each of the three months ended June 30, 2017 and 2016. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $1.2 million for the three months ended June 30, 2016 to $7.1 million for the three months ended June 30, 2017. Prepayment fees increased from $0.5 million for the three months ended June 30, 2016 to $8.7 million for the three months ended June 30, 2017. The accelerated amortization and prepayment fees primarily resulted from a full paydown on one portfolio investment and a partial paydown on one portfolio investment during the three months ended June 30, 2016 and full paydowns on six portfolio investments, a partial paydown on one portfolio investment and earning prepayment fees on five portfolio investments during the three months ended June 30, 2017. The increase in paydowns during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily the result of tightening of credit spreads during 2017. Dividend income decreased from $0.5 million for the three months ended June 30, 2016 to less than $0.1 million for the three months ended June 30, 2017 following the partial sale of our holdings in TICC. Other income increased from $1.4 million for the three months ended June 30, 2016 to $2.4 million for the three months ended June 30, 2017, primarily due to higher commitment and amendment fees earned during the second quarter of 2017.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $85.6 million for the six months ended June 30, 2016 to $105.2 million for the six months ended June 30, 2017, primarily due to the increase in LIBOR. The average size of our investment portfolio was $1.6 billion during each of the six months ended June 30, 2017 and 2016. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $1.9 million for the six months ended June 30, 2016 to $14.1 million for the six months ended June 30, 2017; and prepayment fees increased from $2.1 million for the six months ended June 30, 2016 to $9.7 million for the six months ended June 30, 2017. The accelerated amortization and prepayment fees primarily resulted from full paydowns on two portfolio investments and a partial paydown on one portfolio investment during the six months ended June 30, 2016 and from full paydowns on ten portfolio investments; partial paydowns on six portfolio investments and earning prepayment fees on eight portfolio investments during the six months ended June 30, 2017. The increase in paydowns during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily the result of tightening of credit spreads during 2017. Other income increased from $2.3 million for the six months ended June 30, 2016 to $4.6 million for the six months ended June 30, 2017, primarily due to higher syndication, amendment, commitment and agency fees earned during the first half of 2017.

Expenses

Operating expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Interest	$7.6	$5.6	$14.5	$10.9
Management fees (net of waivers)	6.0	6.0	12.1	11.8
Incentive fees related to pre-incentive fee net investment income (net of waivers)	7.2	5.3	13.2	10.1
Incentive fees related to realized/unrealized capital gains	—	—	—	—
Professional fees	1.8	2.0	3.1	3.9
Directors fees	0.1	0.1	0.2	0.2
Other general and administrative	1.3	1.0	2.6	2.3
Net Expenses	$24.0	$20.0	$45.7	$39.2

Interest

Interest expense, including other debt financing expenses, increased from $5.6 million for three months ended June 30, 2016 to $7.6 million for three months ended June 30, 2017. This increase was primarily due to an increase in the average interest rate on our debt outstanding from 2.6% for the three months ended June 30, 2016 to 4.1% for the three months ended June 30, 2017 following issuance of the 2022 Convertible Senior Notes and an increase in LIBOR.

Interest expense, including other debt financing expenses, increased from $10.9 million for the six months ended June 30, 2016 to $14.5 million for the six months ended June 30, 2017. This increase was primarily due to an increase in the average interest rate on our debt outstanding from 2.6% for the six months ended June 30, 2016 to 3.6% for the six months ended June 30, 2017 following issuance of the 2022 Convertible Senior Notes and an increase in LIBOR.

Management Fees

Management Fees (net of waivers) remained flat at $6.0 million for the three months ended June 30, 2017 and 2016 due to assets remaining flat at an average of $1.6 billion for each of the three months ended June 30, 2017 and 2016. Management Fees waived were $16.1 for the three months ended June 30, 2016, consisting solely of Management Fees attributable to our ownership of shares of common stock in TICC Capital Corp., or the TICC Shares. The Adviser did not waive any Management Fees for the three months ended June 30, 2017.

Management Fees (net of waivers) increased from $11.8 million for the six months ended June 30, 2016 to $12.1 million for the six months ended June 30, 2017. Management Fees increased from $11.8 million for the six months ended June 30, 2016 to $12.1 million for the six months ended June 30, 2017 due to the marginal increase in total assets, which remained relatively flat at an average of $1.6 billion for each of the six months ended June 30, 2017 and 2016. Management Fees waived were $30.7 for the six months ended June 30, 2016, consisting solely of Management Fees attributable to our ownership of shares of common stock in the TICC Shares. The Adviser did not waive any Management Fees for the six months ended June 30, 2017.

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

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $5.3 million for three months ended June 30, 2016 to $7.2 million for the three months ended June 30, 2017. This increase resulted from the increase in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. For the three months ended June 30, 2016, Incentive Fees related to pre-Incentive Fee net investment income of $82.9 were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended June 30, 2017. There were no Incentive Fees related to capital gains and losses for each of the three months ended June 30, 2017 and 2016 due to unrealized losses on our investments.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $10.1 million for six months ended June 30, 2016 to $13.2 for the six months ended June 30, 2017. This increase resulted from the increase in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. For the six months ended June 30, 2016, Incentive Fees related to pre-Incentive Fee net investment income of $165.8 were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the six months ended June 30, 2017. There were no Incentive Fees related to capital gains and losses for the six months ended June 30, 2017 and 2016 due to unrealized losses on our investments.

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

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $2.0 million for the three months ended June 30, 2016 to $1.8 million for the three months ended June 30, 2017 primarily due to a decrease in costs associated with our investment in TICC. Other general and administrative fees increased from $1.0 million for the three months ended June 30, 2016 to $1.3 for the three months ended June 30, 2017.

Professional fees decreased from $3.9 million for the six months ended June 30, 2016 to $3.1 million for the six months ended June 30, 2017 primarily due to a decrease in costs associated with our investment in TICC. Other general and administrative fees increased from $2.3 million for the six months ended June 30, 2016 to $2.6 million for the six months ended June 30, 2017.

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

For the three months ended June 30, 2017 and 2016, we recorded a net expense of $0.9 million and $0.5 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Net realized gains (losses) on investments	$(18.5)	$0.4	$(17.2)	$0.4
Net realized gains (losses) on foreign currency transactions	(0.0)	(0.1)	0.2	(0.2)
Net realized losses on foreign currency investments	(0.1)	(0.1)	(4.8)	(0.1)
Net realized gains (losses) on foreign currency borrowings	(0.0)	0.1	5.1	0.4
Net realized gains (losses)	$(18.6)	$0.3	$(16.7)	$0.5

Change in unrealized gains on investments	$45.4	$25.8	$52.7	$26.0
Change in unrealized losses on investments	(28.2)	(6.8)	(32.0)	(11.2)
Net Change in Unrealized Gains on Investments	$17.2	$19.0	$20.7	$14.8
Unrealized appreciation (depreciation) on foreign currency borrowings	$(2.8)	$4.5	$(8.7)	$1.8
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	(0.0)	(0.0)	0.0	(0.0)
Unrealized appreciation on interest rate swaps	2.1	0.3	2.3	1.6
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(0.7)	$4.8	$(6.4)	$3.4

Net Change in Unrealized Gains	$16.5	$23.8	$14.3	$18.2

For the three and six months ended June 30, 2017 we had net realized losses on investments of $18.5 million and $17.2 million, respectively.  For the three and six months ended June 30, 2017, we had net realized losses of less than $0.1 million and net realized gains of $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2017, we had net realized losses of $0.1 million and  $4.8 million, respectively, on foreign currency investments. For the three and six months ended June 30, 2017, we had net realized losses of less than $0.1 million and realized gains of $5.1 million, respectively, on foreign currency borrowings. The net realized gains on foreign currency borrowings and net realized losses on foreign currency investments for the six months ended June 30, 2017 were a result of exiting two investments and a partial realization on one investment.

For the three months ended June 30, 2017 we had $45.4 million in unrealized appreciation on 28 portfolio company investments, which was offset by $28.2 million in unrealized depreciation on 26 portfolio company investments. For the six months ended June 30, 2017 we had $52.7 million in unrealized appreciation on 37 portfolio company investments, which was offset by $32.0 million in unrealized depreciation on 27 portfolio company investments.  Unrealized appreciation resulted from an increase in fair value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and six months ended June 30, 2017, we had unrealized depreciation on foreign currency borrowings of $2.8 million and $8.7 million, respectively, as a result of fluctuations in the GBP and EUR exchange rates. For the three and six months ended June 30, 2017, we had unrealized depreciation on foreign currency cash and forward contracts of less than $0.1 million and unrealized appreciation of less than $0.1 million, respectively. For the three and six months ended June 30, 2017, we had unrealized appreciation on interest rate swaps of $2.1 million and $2.3 million, respectively, on interest rate swaps due to fluctuations in interest rates.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2017, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 19.7% (based on total capital invested of $2.1 billion and total proceeds from these exited investments of $2.6 billion). Ninety one percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total capital invested in each of our investments is equal to the present value of all realized returns from that investment. Our IRR calculations are unaudited.

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

Average gross IRR is the average of the gross IRR for each of our exited investments (each calculated as described above), weighted by the total capital invested for each of those investments.

Gross IRR reflects historical results relating to our past performance and is not necessarily indicative of our future results. In addition, gross IRR does not reflect the effect of Management Fees, expenses, Incentive Fees or taxes borne, or to be borne, by us or our stockholders, and would be lower if it did.

Average gross IRR on our exited investments reflects only invested and realized cash amounts as described above, and does not reflect any unrealized gains or losses in our portfolio.

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three and six months ended June 30, 2017, we had $2.8 million and $8.7 million, respectively, of unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2017.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2017. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of June 30, 2017 and December 31, 2016, our asset coverage ratio was 265.4% and 237.7%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2017, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2017, we had approximately $587.6 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of June 30, 2017, we had $13.5 million in cash and cash equivalents, an increase of $7.5 million from December 31, 2016. During the six months ended June 30, 2017, we provided $165.6 million in cash from operating activities, primarily as a result of repayments and proceeds from investments of $535.4 million and an increase in net assets resulting from operations of $60.1 million, which was offset by funding portfolio investments of $412.1 million and other operating activity of $17.8 million. Lastly, cash used by financing activities was $158.1 million during the period, primarily due to paydowns on our Revolving Credit Facility of $649.3 million, dividends paid of $44.5 million and debt issuance costs of $3.8 million, which was partially offset by borrowings of $539.5 million (including the issuance of $115.0 million principal amount of our 2022 Convertible Senior Notes).

As of June 30, 2017, we had $1.6 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $0.5 million from December 31, 2016.

Equity

On March 3, 2016, we issued 5,000,000 shares of common stock at $16.42 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $78.3 million.

During the six months ended June 30, 2017 and 2016, we issued 244,469 and 334,013 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $4.5 million and $5.2 million, respectively. On

July 14, 2017, we issued 112,166 shares of our common stock through our dividend reinvestment plan for proceeds of $2.2 million, which is not reflected in the number of shares issued for the six months ended June 30, 2017 in this section or the consolidated financial statements for the three and six months ended June 30, 2017.

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

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized us to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan, over an initial six month period, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. On August 2, 2017, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to February 28, 2018. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 28, 2018 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

For the six months ended June 30, 2017, no shares were repurchased under the Company 10b5-1 Plan.  During the six months ended June 30, 2016, 86,081 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million.

Debt

Debt obligations consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$945.0	$357.4	$587.6	$349.5
2019 Convertible Senior Notes	115.0	115.0	—	111.5
2022 Convertible Senior Notes	115.0	115.0	—	111.1
Total Debt	$1,175.0	$587.4	$587.6	$572.1

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility and 2019 and 2022 Convertible Senior Notes are presented net of deferred financing costs of $7.9 million, $1.9 million and $3.5 million, respectively.

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

As of June 30, 2017 and December 31, 2016, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2017, we had outstanding debt denominated in Euro (EUR) of 39.8 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

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

2019 Convertible Senior Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, or the 2019 Convertible Senior Notes. The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. As of June 30, 2017, the estimated adjusted conversion price was approximately $25.62. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 286 basis points.

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

2022 Convertible Senior Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible senior notes due August 2022, or the 2022 Convertible Senior Notes. We refer to the 2019 Convertible Senior Notes and the 2022 Convertible Senior Notes collectively as the Convertible Senior Notes. The 2022 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of June 30, 2017, the estimated adjusted conversion price was approximately $21.30. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Senior Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2022 Convertible Senior Notes is three-month LIBOR plus 237.2 basis points.

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

As of June 30, 2017, the principal amount of the 2019 and 2022 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the 2019 and 2022 Convertible Senior Notes contain certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 and 2022 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the 2019 and 2022 Convertible Senior Notes. As of June 30, 2017, we were in compliance with the terms of the indentures governing the 2019 and 2022 Convertible Senior Notes.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporated these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2017 and December 31, 2016, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2017	December 31, 2016
AppStar Financial, LLC - Revolver	$2.0	$2.0
Clarabridge, Inc. - Revolver	—	2.5
CrunchTime Information Systems, Inc. - Delayed Draw	—	12.0
CrunchTime Information Systems, Inc. - Revolver	—	2.0
Ecommerce Industries, Inc. - Revolver	2.5	2.5
Heartland Automotive Holdings, LLC - Revolver	2.1	4.1
Helix Health Ltd. - Revolver	4.2	3.9
IRGSE Holding Corp. - Revolver	0.1	0.2
Leaf US Holdings, Inc. - Revolver	2.0	2.0
Marketo, Inc. - Revolver	1.9	1.9
My Alarm Center, LLC - Delayed Draw	0.8	0.8
Network Merchants, Inc. - Revolver	0.8	0.8
PayLease, LLC - Revolver	5.0	5.0
PaySimple - Revolver	5.0	—
Rex Energy Corporation - Revolver	15.6	—
Riskonnect, Inc. - Revolver	5.0	—
Sailpoint Technologies, Inc. - Revolver	1.8	1.2
ScentAir Technologies, Inc. - Revolver	1.7	2.1
Sovos Compliance, LLC - Revolver	0.8	0.8
Total Portfolio Company Commitments	$51.3	$43.8

Other Commitments and Contingencies

As of June 30, 2017, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of June 30, 2017. As of December 31, 2016, we had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of December 31, 2016.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2017 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$357.4	$—	$—	$357.4	$—
2019 Convertible Senior Notes	115.0	—	115.0	—	—
2022 Convertible Senior Notes	115.0	—	—	—	115.0
Total Contractual Obligations	$587.4	$—	$115.0	$357.4	$115.0

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

As of June 30, 2017, 100.0% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 92.4% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates and in connection with our 2019 Convertible Senior Notes and 2022 Convertible Senior Notes, which bear interest at a fixed rate; we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of June 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$45.4	$17.6	$27.8
Up 200 basis points	$30.2	$11.7	$18.5
Up 100 basis points	$15.1	$5.9	$9.2
Down 25 basis points	$(3.5)	$(1.4)	$(2.1)

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

TPG SPECIALTY LENDING, INC.

Date: August 2, 2017	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: August 2, 2017	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: August 2, 2017	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer