Form 10-Q
period 2017-09-30
TPG Specialty Lending, Inc.
filed 2017-11-07
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at November 6, 2017 was 60,224,874.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,386,657 and $1,567,673, respectively)	$1,417,358	$1,591,544
Controlled, affiliated investments (amortized cost of $158,460 and $100,014, respectively)	132,922	65,859
Total investments at fair value (amortized cost of $1,545,117 and $1,667,687, respectively)	1,550,280	1,657,403
Cash and cash equivalents (restricted cash of $2,647 and $1,088, respectively)	8,118	5,954
Interest receivable	7,918	9,678
Receivable for interest rate swaps	674	69
Prepaid expenses and other assets	14,076	2,428
Total Assets	$1,581,066	$1,675,532
Liabilities
Debt (net of deferred financing costs of $12,587 and $11,019, respectively)	$564,558	$680,709
Management fees payable to affiliate	5,995	6,269
Incentive fees payable to affiliate	6,561	5,889
Dividends payable	23,428	23,289
Other payables to affiliate	3,572	1,555
Other liabilities	10,209	5,609
Total Liabilities	614,323	723,320
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 60,188,435 and 59,805,285 shares issued, respectively; and 60,099,355 and 59,716,205 shares outstanding, respectively	602	598
Additional paid-in capital	905,725	898,868
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Undistributed net investment income	58,866	50,142
Net unrealized gains	7,116	1,422
Undistributed net realized gains (losses)	(4,207)	2,541
Total Net Assets	966,743	952,212
Total Liabilities and Net Assets	$1,581,066	$1,675,532
Net Asset Value Per Share	$16.09	$15.95

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$45,354	$44,088	$148,023	$124,931
Dividend income	—	474	—	1,421
Other income	3,502	6,767	7,982	8,909
Total investment income from non-controlled, non-affiliated investments	48,856	51,329	156,005	135,261
Investment income from controlled, affiliated investments:
Interest from investments	3,398	2,537	5,914	7,288
Other income	51	51	153	152
Total investment income from controlled, affiliated investments	3,449	2,588	6,067	7,440
Total Investment Income	52,305	53,917	162,072	142,701
Expenses
Interest	5,498	6,102	20,017	17,029
Management fees	5,995	6,212	18,043	17,953
Incentive fees	6,561	6,467	19,808	16,761
Professional fees	1,211	3,029	4,268	6,923
Directors’ fees	100	98	302	290
Other general and administrative	1,371	897	3,984	3,211
Total expenses	20,736	22,805	66,422	62,167
Management and incentive fees waived (Note 3)	—	(149)	—	(346)
Net Expenses	20,736	22,656	66,422	61,821
Net Investment Income Before Income Taxes	31,569	31,261	95,650	80,880
Income taxes, including excise taxes	640	690	2,270	1,615
Net Investment Income	30,929	30,571	93,380	79,265
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(564)	13,660	6,831	28,657
Controlled, affiliated investments	(4,680)	(6,898)	8,617	(7,048)
Translation of other assets and liabilities in foreign currencies	(1,701)	(1,367)	(10,359)	436
Interest rate swaps	(1,682)	(462)	605	1,103
Total net change in unrealized gains (losses)	(8,627)	4,933	5,694	23,148
Realized gains (losses):
Non-controlled, non-affiliated investments	2,413	1,516	7,008	1,920
Controlled, affiliated investments	—	—	(21,776)	—
Foreign currency transactions	44	(145)	557	(49)
Total realized gains (losses)	2,457	1,371	(14,211)	1,871
Total Unrealized and Realized Gains (Losses)	(6,170)	6,304	(8,517)	25,019
Increase in Net Assets Resulting from Operations	$24,759	$36,875	$84,863	$104,284
Earnings per common share—basic and diluted	$0.41	$0.62	$1.42	$1.79
Weighted average shares of common stock outstanding—basic and diluted	60,057,567	59,523,695	59,923,323	58,229,549

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2017

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($26,720 par, due 11/2017)	8/28/2012	L + 8.25%	9.75%	$26,697	$26,720	2.8%
	First-lien revolving loan ($2,722 par, due 11/2017)	8/28/2012	P + 7.00%	11.25%	2,718	2,722	0.3%
					29,415	29,442	3.1%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(7)	Second-lien loan ($59,621 par, due 9/2021)	6/30/2017	L + 9.05%	10.38%	59,621	57,534	6.0%
Business services
Jive Software, Inc. (3)(5)	First-lien loan ($53,865 par, due 6/2022)	6/12/2017	L + 8.75%	10.17%	51,951	53,865	5.6%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($33,221 par, due 6/2020)	6/30/2014	L + 8.00%	9.33%	32,848	33,133	3.4%
Motus, LLC (3)	First-lien loan ($20,619 par, due 7/2021)	7/29/2016	L + 10.00%	11.31% (incl. 3.00% PIK)	20,214	21,237	2.2%
Riskonnect, Inc. (3)	First-lien loan ($40,000 par, due 6/2022)	6/30/2017	L + 7.75%	9.13%	39,137	39,325	4.1%
SailPoint Technologies, Inc. (3)	First-lien loan ($38,261 par, due 8/2021)	8/16/2016	L + 7.00%	8.30%	37,587	38,161	3.9%
Sovos Compliance, LLC (3)	First-lien loan ($34,410 par, due 3/2022)	7/1/2016	L + 6.00%	7.24%	33,925	34,410	3.6%
Tangoe, Inc. (3)(5)	First-lien loan ($49,996 par, due 6/2022)	6/16/2017	L + 8.50%	9.84% (incl. 0.50% PIK)	48,135	48,371	5.0%
					263,797	268,502	27.8%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10/31/2016	L + 9.00%	10.24%	4,953	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	13.24%	3,341	3,375	0.3%
					8,294	8,342	0.8%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8/31/2016	L + 7.00%	8.33%	43,978	45,225	4.7%
Frontline Technologies Group LLC (3)	First-lien loan ($47,823 par, due 9/2023)	9/18/2017	L + 6.50%	7.82%	47,133	47,108	4.9%
Illuminate Education, Inc.(3)	First-lien loan ($40,000 par, due 8/2022)	8/25/2017	L + 8.00%	9.32%	39,066	39,038	4.0%
					130,177	131,371	13.6%
Financial services

AppStar Financial, LLC (3)	First-lien loan ($21,150 par, due 8/2020)	8/18/2015	L + 8.00%	9.24%	20,822	21,439	2.2%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	10.75%	53,832	55,266	5.7%
PayLease, LLC (3)	First-lien loan ($56,667 par, due 7/2022)	7/28/2017	L + 7.00%	8.24%	55,502	55,617	5.8%
PaySimple, Inc. (3)	First-lien loan ($50,378 par, due 3/2022)	3/7/2017	L + 8.25%	9.63% (incl. 1.75% PIK)	49,362	49,686	5.1%
Swift Gift Limited (3)(5)	First-lien loan ($29,167 par, due 1/2022)	7/31/2017	L + 6.50%	7.75%	28,436	28,510	2.9%
					207,954	210,518	21.7%
Healthcare
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($32,419 par, due 6/2022)	6/30/2017	L + 8.00%	9.24%	31,527	31,689	3.3%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 38,549 par, due 9/2019)	9/30/2014	L + 10.50%	11.50%	45,698	48,079 (EUR 40,670)	5.0%
	First-lien revolving loan (EUR 300 par, due 9/2019)	9/30/2014	L + 10.50%	11.50%	282	615 (EUR 520)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($57,450 par, due 12/2021)	12/17/2015	L + 5.25%	6.58%	56,554	58,599	6.1%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($48,051 par, due 9/2020)	9/30/2015	L + 8.50%	9.83% (incl. 2.50% PIK)	47,108	48,291	5.0%
Quantros, Inc. (3)(5)	First-lien loan ($29,550 par, due 2/2021)	2/29/2016	L + 7.75%	9.08%	28,800	31,545	3.3%
					209,969	218,818	22.8%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($22,133 par, due 9/2019)	9/29/2015	L + 9.50%	10.83% (incl. 5.00% PIK)	22,133	17,042	1.8%
	First-lien revolving loan ($18,956 par, due 9/2019)	9/29/2015	L + 9.50%	10.83% (incl. 5.00% PIK)	18,956	14,596	1.5%
					41,089	31,638	3.3%
Human resource support services
Bullhorn, Inc. (3)(5)	First-lien loan ($60,486 par, due 11/2020)	11/12/2015	L + 7.50%	8.73%	59,372	61,393	6.4%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($63,735 par, due 10/2020)	10/31/2014	L + 6.50%	7.75%	63,279	65,169	6.7%
Manufacturing
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.00%	8.24%	19,797	20,336	2.1%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.00%	8.24%	1,375	1,430	0.1%
					21,172	21,766	2.2%
Marketing services
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 1/1900)	8/16/2016	L + 9.50%	10.83%	27,389	28,350	2.9%

Vivial Inc.(3)	First-lien loan ($38,000 par, due 9/2022)	9/29/2017	L + 8.00%	9.33%	37,336	37,335	3.9%
					64,725	65,685	6.8%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(7)	First-lien loan ($24,267 par, due 6/2018)	6/4/2014	L + 10.50%	11.74%	24,225	24,207	2.5%
Rex Energy Corporation (3)	First-lien loan ($15,550 par, due 4/2021)	4/28/2017	L + 8.75%	10.08%	15,137	14,950	1.5%
					39,362	39,157	4.0%
Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($20,000 par, due 9/2022)	9/12/2017	L + 7.75%	8.98%	19,529	19,500	2.0%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(9)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,188	33,333	3.4%
Model N, Inc. (3)(4)	First-lien loan ($30,000 par, due 1/2022)	1/5/2017	L + 8.25%	9.50%	29,472	29,775	3.1%
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,317	75,700	7.8%
					136,977	138,808	14.3%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 4/2021)	9/6/2017	L + 7.75%	9.07%	24,631	24,688	2.6%
American Achievement Corporation (3)(5)	First-lien loan ($23,350 par, due 9/2020)	9/30/2015	L + 8.25%	9.49%	23,136	23,408	2.4%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($16,457 par, due 3/2021)	3/25/2016	L + 7.50%	8.50%	16,167	16,827	1.7%
Eddie Bauer LLC (3)	ABL FILO term loan ($30,000 par, due 6/2019)	3/31/2017	L + 9.25%	10.58%	29,522	30,075	3.1%
Sears (3)(4)(6)(11)	First-lien ABL loan ($17,296 par, due 7/2020)	3/18/2016	L + 7.50%	8.73%	16,933	17,426	1.8%
Sears Canada Inc. (3)(4)	ABL FILO DIP ($26,146 par, due 12/2017)	3/20/2017	L + 11.00%	12.24%	25,728	26,146	2.7%
					136,117	138,570	14.3%

Total Debt Investments					1,490,849	1,506,213	155.8%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (7)	Class A Preferred Units (125,000 units)	6/30/2017			12,500	13,250	1.4%
	Class B Common Units (90,000 units)	6/30/2017			2	3,089	0.3%
					12,502	16,339	1.7%
Business Services
Riskonnect, Inc.	Preferred Class A Units (990 units)	6/30/2017			990	990	0.1%
	Common Class B Units (959,018 units)	6/30/2017			10	10	0.0%
					1,000	1,000	0.1%
Chemicals

Vertellus Specialties, Inc.	Common Units (2,672,990 units)	10/31/2016			3,828	3,733	0.4%
Financial services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	7,481	0.8%
Swift Gift Limited	Common Shares (35,000 shares)	7/31/2017			3,500	3,500	0.4%
TICC Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	7	0.0%
					7,353	10,988	1.2%
Healthcare
Helix Health, Ltd. (4)	Warrants	9/30/2014			877	1,534 (EUR 1,297)	0.2%
SRS Parent Corp.	Common Shares Class A (1,980 shares)	12/28/2012			1,980	1,094	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012			20	11	0.0%
					2,877	2,639	0.3%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)	9/29/2015			3,896	98	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015			100	48	0.0%
					3,996	146	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A-1 Member Units (1,000 units)	5/3/2017			8,155	3,058	0.3%
	Class A-2 Member Units (933 units)	6/4/2014			8,874	—	0.0%
					17,029	3,058	0.3%
Other
Symphony CLO XV, Ltd. (4)(6)(11)	Structured Product (Class F Notes)	11/17/2014	L + 5.75%	7.05%	5,683	6,164	0.6%

Total Equity and Other Investments					54,268	44,067	4.6%
Total Investments					$1,545,117	$1,550,280	160.4%

	Interest Rate Swaps as of September 30, 2017
	Company Receives (b)	Company Pays (b)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized Appreciation / Depreciation
Interest rate swap	L	1.16%	10/5/2018	$92,500	$374	$—	$374
Interest rate swap	4.50%	L + 2.86%	12/15/2019	115,000	(386)	—	(386)
Interest rate swap (a)	L	1.72%	1/10/2020	33,333	97	—	97
Interest rate swap	4.50%	L + 2.37%	8/1/2022	115,000	589	—	589
Total				$355,833	$674	$—	$674
(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2017.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 17.2% of total assets as of September 30, 2017.

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
(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2017 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2017

Company	Fair Value at December 31, 2016	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at September 30, 2017	Other Income	Interest Income
AFS Technologies, Inc.	$—	$72,122	$—	$1,751	$—	$73,873	$—	$1,594
IRGSE Holding Corp.	31,974	5,023	—	(5,213)	—	31,784	3	3,115
Mississippi Resources, LLC	33,885	5,278	(2,201)	12,079	(21,776)	27,265	150	1,205
Total	$65,859	$82,423	$(2,201)	$8,617	$(21,776)	$132,922	$153	$5,914
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

(8)	As of September 30, 2017, the tax cost of the Company’s investments approximates the amortized cost.
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

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2016

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($29,233 par, due 6/2017)	8/28/2012	L + 8.25%	9.75%	$29,136	$29,159	3.1%
	First-lien revolving loan ($1,417 par, due 6/2017)	8/28/2012	P + 7.00%	10.75%	1,401	1,403	0.1%
					30,537	30,562	3.2%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($61,542 par, due 3/2020)	3/3/2014	L + 7.75%	8.75%	60,698	57,850	6.1%
Business services
Actian Corporation (3)(5)	First-lien loan ($54,982 par, due 4/2018)	4/11/2013	L + 6.50%	7.50%	54,366	56,219	5.9%
Clarabridge, Inc. (3)	First-lien loan ($19,719 par, due 4/2019)	5/20/2015	L + 8.00%	9.00%	19,446	19,774	2.1%
Idera, Inc. (3)(11)	First-lien loan ($61,875 par, due 4/2021)	10/9/2015	L + 5.50%	6.50%	56,817	61,875	6.5%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($27,090 par, due 6/2019)	6/30/2014	L + 6.50%	7.50%	26,752	27,163	2.9%
Motus, LLC (3)	First-lien loan ($20,157 par, due 7/2021)	7/29/2016	L + 10.00%	11.00% (incl. 3.00% PIK)	19,690	20,106	2.1%
Qlik Technologies, Inc. (3)	First-lien loan ($40,399 par, due 8/2022)	8/22/2016	L + 8.25%	9.25%	39,691	40,096	4.2%
SailPoint Technologies, Inc. (3)	First-lien loan ($27,500 par, due 8/2021)	8/16/2016	L + 8.00%	9.00%	26,973	27,285	2.9%
Sovos Compliance, LLC (3)	First-lien loan ($29,177 par, due 3/2022)	7/1/2016	L + 7.25%	8.25%	28,621	29,027	3.0%
Tibco Software (3)(11)	First-lien loan ($247 par, due 12/2020)	1/26/2016	L + 5.50%	6.50%	218	248	0.0%
					272,574	281,793	29.6%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10/31/2016	L + 9.00%	10.00%	4,937	4,942	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	13.00%	3,341	3,350	0.4%
					8,278	8,292	0.9%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8/31/2016	L + 7.00%	8.00%	43,830	44,325	4.7%
Frontline Technologies Group LLC (3)(5)	First-lien loan ($54,725 par, due 4/2021)	4/1/2016	L + 6.75%	7.75%	53,447	54,862	5.8%
					97,277	99,187	10.5%
Electronics

MyAlarm Center, LLC (3)	First-lien loan ($63,761 par, due 1/2019)	1/9/2014	L + 8.00%	9.00%	63,342	64,568	6.8%
APX Group Inc. (11)	Senior notes 8.75% ($5,470 par, due 12/2020)	12/11/2014	8.75%	8.75%	4,717	5,511	0.6%
					68,059	70,079	7.4%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($22,200 par, due 8/2020)	8/18/2015	L + 8.00%	9.00%	21,781	22,261	2.3%
AvidXchange, Inc. (3)	First-lien loan ($53,528 par, due 8/2020)	8/7/2015	L + 9.50%	10.50% (incl. 2.38% PIK)	52,779	53,394	5.6%
Network Merchants, Inc. (3)	First-lien loan ($25,782 par, due 9/2018)	9/12/2013	L + 6.50%	7.75%	25,585	25,981	2.7%
PayLease, LLC (3)	First-lien loan ($34,502 par, due 3/2020)	3/6/2015	L + 9.00%	10.00% (incl. 2.50% PIK)	33,979	34,700	3.6%
Smarsh, Inc. (3)(5)	First-lien loan ($30,000 par, due 1/2021)	1/7/2016	L + 7.50%	8.50%	29,343	30,300	3.2%
					163,467	166,636	17.4%
Healthcare
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 40,573 par, due 9/2019)	9/30/2014	L + 10.50%	11.50%	47,830	44,934 (EUR 43,158)	4.7%
	First-lien revolving loan (EUR 300 par, due 9/2019)	9/30/2014	L + 10.50%	11.50%	253	527 (EUR 500)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($44,663 par, due 12/2021)	12/17/2015	L + 5.25%	6.25%	43,959	45,109	4.7%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($47,066 par, due 9/2020)	9/30/2015	L + 8.50%	9.50% (incl. 2.50% PIK)	45,920	47,184	5.0%
Quantros, Inc. (3)(5)	First-lien loan ($29,775 par, due 2/2021)	2/29/2016	L + 7.75%	8.75%	28,894	29,849	3.1%
SRS Software, LLC (3)	First-lien loan ($30,000 par, due 12/2017)	12/28/2012	L + 7.50%	8.75%	29,820	30,000	3.2%
	First-lien revolving loan ($2,000 par, due 12/2017)	12/28/2012	L + 7.50%	8.75%	1,991	2,000	0.2%
					198,667	199,603	21.0%
Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($26,104 par, due 4/2020)	4/16/2015	L + 8.50%	9.27% (incl. 2.50% PIK)	25,643	26,104	2.7%
IRGSE Holding Corp. (3)(7)	First-lien loan ($21,311 par, due 9/2019)	9/29/2015	L + 9.50%	10.50% (incl. 5.00% PIK)	21,311	18,807	2.0%
	First-lien revolver loan ($14,755 par, due 9/2019)	9/29/2015	L + 9.50%	10.50% (incl. 5.00% PIK)	14,755	13,021	1.4%
Soho House (4)(11)	Second-lien bond (GBP 12,875 par, due 10/2018)	9/20/2013	9.13%	9.13%	20,618	16,227 (GBP 13,133)	1.7%
					82,327	74,159	7.8%

Human resource support services
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	11/12/2015	L + 7.50%	8.50%	44,095	45,225	4.7%
Saba Software, Inc. (3)(5)	First-lien loan ($54,175 par, due 3/2021)	3/30/2015	L + 8.75%	9.75%	53,680	54,310	5.7%
Skillsoft (3)(11)	First-lien loan ($9,571 par, due 4/2021)	11/5/2015	L + 4.75%	5.84%	7,629	8,709	0.9%
					105,404	108,244	11.3%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($64,978 par, due 10/2020)	10/31/2014	L + 6.25%	7.25%	64,423	65,952	6.9%
Internet services
Highwinds Capital, Inc. (3)	First-lien loan ($47,988 par, due 7/2018)	3/7/2014	L + 7.50%	9.00%	47,679	48,588	5.1%
	First-lien revolving loan ($3,000 par, due 7/2018)	3/7/2014	L + 7.50%	9.00%	2,985	3,038	0.3%
					50,664	51,626	5.4%
Manufacturing
Power Solutions International, Inc. (3)	ABL FILO term loan ($53,550 par, due 6/2021)	6/28/2016	L + 9.75%	10.75%	47,285	52,613	5.5%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 6.50%	7.50%	19,717	20,263	2.1%
					67,002	72,876	7.6%
Marketing Services
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	8/16/2016	L + 9.50%	10.50%	27,278	27,750	2.9%
Office products
Ecommerce Industries, Inc. (3)	First-lien loan ($36,529 par, due 3/2019)	3/11/2014	L + 6.25%	7.25%	36,366	36,627	3.8%
Oil, gas and consumable fuels
Key Energy Services (3)(11)	First-lien loan ($10,771 par, due 12/2021)	5/27/2015	L + 10.25%	11.25%	10,454	10,717	1.1%
Mississippi Resources, LLC (3)(7)	First-lien loan ($51,537 par, due 6/2018)	6/4/2014	L + 12.00%	13.00% (incl. 1.50% PIK)	51,078	33,885	3.6%
					61,532	44,602	4.7%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,184	74,575	7.8%
Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($23,918 par, due 9/2020)	9/30/2015	L + 7.25%	8.25%	23,652	23,858	2.5%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($17,371 par, due 3/2021)	3/25/2016	L + 7.50%	8.50%	17,013	17,328	1.8%
Payless Inc. (3)	ABL FILO term loan ($50,000 par, due 3/2019)	10/3/2016	L + 7.00%	8.00%	48,736	49,125	5.2%
Quiksilver - Boardriders SA (11)	Bond (EUR 5,699 par, due 12/2020)	5/26/2015	L + 8.50%	9.50%	6,036	5,170 (EUR 4,901)	0.5%
Sears (3)(4)(6)(11)	First-lien loan ($3,642 par, due 6/2018)	1/28/2016	L + 4.50%	5.50%	3,457	3,487	0.4%

	First-lien ABL loan ($22,727 par, due 7/2020)	3/18/2016	L + 7.50%	8.50%	22,143	22,727	2.4%
Toys ‘R’ Us-Delaware, Inc. (3)(11)	ABL FILO term loan ($25,500 par, due 10/2019)	10/9/2014	L + 7.25%	8.25%	25,349	25,118	2.6%
					146,386	146,813	15.4%
Transportation
Carrix, Inc. (3)(11)	First-lien loan ($12,878 par, due 1/2019)	3/17/2015	L + 3.50%	4.50%	12,342	12,610	1.3%

Total Debt Investments					1,627,465	1,629,836	171.0%
Equity and Other Investments
Chemicals
Vertellus Specialties, Inc.	Common Units (2,672,990 units)	10/31/2016			3,828	3,627	0.4%
Financial services
AvidXchange, Inc.	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	4,548	0.5%
Network Merchants, Inc.	Non-Voting Preferred Units (774,099 units)	9/12/2013			780	1,550	0.2%
TICC Capital Corp. (4)(12)	Common Shares (995,419 shares)	8/5/2015			6,673	6,580	0.7%
					11,299	12,678	1.4%
Healthcare
Global Healthcare Exchange, LLC	Common Shares Class A (358 shares)	3/11/2014			358	369	0.0%
	Common Shares Class B (196 shares)	3/11/2014			6	515	0.1%
Helix Health, Ltd. (4)	Warrants	9/30/2014			877	685 (EUR 648)	0.1%
SRS Parent Corp.	Common Shares Class A (1,980 shares)	12/28/2012			1,980	1,015	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012			20	10	0.0%
					3,241	2,594	0.3%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)	Class A Units (5,000,000 units)	9/29/2015			3,897	98	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015			100	48	0.0%
					3,997	146	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)	Class A Member Units (933 units)	6/4/2014			8,874	—	0.0%
Other
Oak Hill Credit Partners VIII, Ltd. (4)(6)(11)	Structured Product (Class F Notes)	8/21/2015	L + 5.50%	6.38%	3,345	3,162	0.3%
Symphony CLO XV, Ltd. (4)(6)(11)	Structured Product (Class F Notes)	11/17/2014	L + 5.75%	6.63%	5,638	5,360	0.6%
					8,983	8,522	0.9%
Total Equity and Other Investments					40,222	27,567	2.8%
Total Investments					$1,667,687	$1,657,403	173.8%

	Interest Rate Swaps as of December 31, 2016
	Company Receives (a)	Company Pays (a)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized Appreciation / Depreciation
Interest rate swap	L	1.16%	10/5/2018	92,500	276	—	276
Interest rate swap	4.50%	L + 2.86%	12/15/2019	115,000	(207)	—	(207)
Total				$207,500	$69	$—	$69
(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2016.

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

Controlled, Affiliated Investments during the year ended December 31, 2016

Company	Fair Value at December 31, 2015	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at December 31, 2016	Other Income	Interest Income
Mississippi Resources, LLC	$36,682	$5,491	$(494)	$(7,794)	$—	$33,885	$200	$6,746
IRGSE Holding Corp.	26,816	8,358	—	(3,200)	—	31,974	4	3,229
Total	$63,498	$13,849	$(494)	$(10,994)	$—	$65,859	$204	$9,975

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

(8)	As of December 31, 2016, the tax cost of the Company’s investments approximates the amortized cost.
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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Increase in Net Assets Resulting from Operations
Net investment income	$93,380	$79,265
Net change in unrealized gains	5,694	23,148
Net realized gains (losses)	(14,211)	1,871
Increase in Net Assets Resulting from Operations	84,863	104,284
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	78,250
Reinvestment of dividends	7,262	8,028
Purchases of treasury stock	—	(1,329)
Dividends declared from net investment income	(77,950)	(69,505)
Issuance of Convertible Senior Notes	356	—
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(70,332)	15,444
Total Increase in Net Assets	14,531	119,728
Net assets, beginning of period	952,212	820,741
Net Assets, End of Period	$966,743	$940,469
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$58,866	$36,379

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$84,863	$104,284
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized gains on investments	(15,448)	(21,609)
Net change in unrealized (gains) losses on foreign currency transactions	10,359	(436)
Net change in unrealized gains on interest rate swaps	(605)	(1,103)
Net realized (gains) losses on investments	14,768	(1,920)
Net realized (gains) losses on foreign currency transactions	(339)	13
Net amortization of discount on investments	(25,568)	(12,342)
Amortization of deferred financing costs	2,354	1,732
Amortization of discount on Convertible Senior Notes	502	440
Purchases and originations of investments, net	(742,736)	(643,792)
Proceeds from investments, net	92,526	36,179
Repayments on investments	783,768	490,333
Paid-in-kind interest	(5,045)	(6,721)
Changes in operating assets and liabilities:
Interest receivable	1,563	(401)
Interest receivable paid-in-kind	197	(147)
Prepaid expenses and other assets	(11,648)	2,333
Management fees payable to affiliate	(274)	615
Incentive fees payable to affiliate	672	1,469
Payable to affiliate	2,017	(181)
Other liabilities	4,601	(2,783)
Net Cash Provided by (Used) in Operating Activities	196,527	(54,037)
Cash Flows from Financing Activities
Borrowings on debt	849,000	476,363
Repayments on debt	(968,893)	(438,385)
Deferred financing costs	(3,922)	—
Proceeds from issuance of common stock, net of offering and underwriting costs	—	78,250
Purchases of treasury stock	—	(1,329)
Dividends paid to stockholders	(70,548)	(59,365)
Net Cash Provided by (Used) in Financing Activities	(194,363)	55,534
Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,164	1,497
Cash, cash equivalents, and restricted cash, beginning of period	5,954	2,431
Cash, Cash Equivalents, and Restricted Cash, End of Period	$8,118	$3,928
Supplemental Information:
Interest paid during the period	$15,030	$15,279
Excise taxes paid during the period	$2,100	$1,500
Dividends declared during the period	$77,950	$69,505
Reinvestment of dividends during the period	$7,262	$8,028

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At September 30, 2017, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and it declares, a cash dividend, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company expects to use newly issued shares to satisfy the dividend reinvestment plan.

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

On November 7, 2017, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2018, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three and nine months ended September 30, 2017, the Company incurred expenses of $1.0 million and $3.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2016, the Company incurred expenses of $0.7 million and $2.4 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2017, Management Fees were $6.0 million and $18.0 million, respectively. For the three and nine months ended September 30, 2016, Management Fees were $6.2 million and $18.0 million, respectively.

For the periods ended December 31, 2016 and prior, the Adviser voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”). The Adviser did not waive any Management Fees for the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2016, Management Fees of less than $0.1 million were waived, consisting solely of Management Fees attributable to the Company’s ownership of the TICC Shares.

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

(ii)

The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from the Company’s inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. The Company accrues, but does not pay, a capital gains Incentive Fee with respect to unrealized capital appreciation because a capital gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014, is subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 is subject to an incentive fee rate of 17.5%.

For purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter.

Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, prohibits the Adviser from receiving the payment of fees on unrealized gains until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future.

For the three and nine months ended September 30, 2017, Incentive Fees were $6.6 million and $19.8 million, respectively, of which $6.6 million and $19.8 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2016, Incentive Fees were $6.5 million and $16.8 million, respectively, of which $6.5 million and $16.8 million, respectively, were realized and payable to the Adviser.

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

The Adviser did not waive any Incentive Fees for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, Incentive Fees of less than $0.1 million and $0.2 million were waived, respectively, consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of the TICC Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

In November 2017, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2018, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,427,887	$1,445,304	$17,417
Second-lien debt investments	62,962	60,909	(2,053)
Mezzanine and unsecured debt investments	—	—	—
Equity and other investments	54,268	44,067	(10,201)
Total Investments	$1,545,117	$1,550,280	$5,163

	December 31, 2016
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,592,753	$1,599,578	$6,825
Second-lien debt investments	23,959	19,577	(4,382)
Mezzanine and unsecured debt investments	10,753	10,681	(72)
Equity and other investments	40,222	27,567	(12,655)
Total Investments	$1,667,687	$1,657,403	$(10,284)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Automotive	1.9%	1.8%
Beverage, food, and tobacco	4.8%	3.5%
Business services	17.2%	17.0%
Chemicals	0.8%	0.7%
Education	8.5%	6.0%
Electronics	—	4.2%
Financial services	14.3%	10.8%
Healthcare	14.3%	12.2%
Hotel, gaming, and leisure	2.1%	4.5%
Human resource support services	4.0%	6.5%
Insurance	4.2%	4.0%
Internet services	—	3.1%
Manufacturing	1.4%	4.4%
Marketing services	4.2%	1.7%
Office products	1.3%	2.2%
Oil, gas and consumable fuels	2.7%	2.7%
Other	0.4%	0.5%
Pharmaceuticals	9.0%	4.5%
Retail and consumer products	8.9%	8.9%
Transportation	—	0.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
United States
Midwest	7.7%	12.8%
Northeast	26.4%	29.3%
South	17.7%	24.5%
West	41.2%	28.0%
Canada	3.8%	1.6%
Europe	3.2%	3.8%
Total	100.0%	100.0%

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

In January 2017, in connection with a fixed rate investment, the Company entered into an interest rate swap transaction with a $33.3 million notional amount. On a net basis, the Company receives three-month LIBOR and pays fixed rate interest at 1.7225%. The swap transaction matures on January 10, 2020.

In February 2017, in connection with the issuance of the 2022 Convertible Senior Notes, the Company entered into an interest rate swap transaction with a $115 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the three-month LIBOR plus 237.2 basis points. The swap transaction matures on August 1, 2022.

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Account in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	$92,500	$374	$—	$374	Receivable for interest rate swaps
Interest rate swap	12/15/2019	115,000	—	(386)	(386)	Receivable for interest rate swaps
Interest rate swap	1/10/2020	33,333	97	—	97	Receivable for interest rate swaps
Interest rate swap	8/1/2022	115,000	589	—	589	Receivable for interest rate swaps
Total		$355,833	$1,060	$(386)	$674

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

	December 31, 2016
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Account in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	92,500	276	—	276	Receivable for interest rate swaps
Interest rate swap	12/15/2019	$115,000	$—	$(207)	$(207)	Receivable for interest rate swaps
Total		$207,500	$276	$(207)	$69

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

During the three and nine months ended September 30, 2017, the Company received $1.3 million and $3.9 million, respectively, and paid $1.2 million and $3.5 million, respectively, related to the settlements of its $115 million notional amount interest rate swaps, which mature on December 15, 2019. The net amounts of these settlements are reductions to interest expense in the Company’s consolidated statements of operations.

During the three and nine months ended September 30, 2016, the Company received $1.3 million and $3.9 million, respectively, and paid $1.0 million and $3.0 million, respectively, related to the settlements of its $115 million notional amount interest rate swaps, which mature on December 15, 2019. These net amounts of these settlements are reductions to interest expense in the Company’s consolidated statements of operations.

During the three and nine months ended September 30, 2017, the Company received $2.6 million and $2.6 million, respectively, and paid $1.0 million and $2.0 million, respectively, related to the settlement of its $115 million notional amount interest rate swap, which matures on August 1, 2022. The net amounts of these settlements are reductions to interest expense in the Company’s consolidated statements of operations.

During the three and nine months ended September 30, 2017, the Company received $0.3 million and $0.7 million, respectively, and paid $0.3 million and $0.8 million, respectively, related to the settlement of its $92.5 million notional amount interest rate swaps, which mature on October 5, 2018. The net amounts of these settlements are reductions to interest income in the Company’s consolidated statements of operations.

During the three and nine months ended September 30, 2016, the Company received $0.1 million and $0.4 million, respectively, and paid $0.3 million and $0.8 million, respectively, related to the settlements of its $92.5 million notional amount interest rate swaps, which mature on October 5, 2018. The net amounts of these settlements are reductions to interest income in the Company’s consolidated statements of operations.

During the three and nine months ended September 30, 2017, the Company received $0.7 million and $1.8 million, respectively, and paid $0.7 million and $1.9 million, respectively, related to the settlements of its $33.3 million notional amount interest rate swap, which matures on January 10, 2020. The net amounts of these settlements are reductions to interest income in the Company’s consolidated statements of operations.

For the three and nine months ended September 30, 2017 the Company recognized $1.7 million of unrealized depreciation and $0.6 million of unrealized appreciation, respectively, on interest rate swaps in the consolidated statement of operations related to the swap transactions. For the three and nine months ended September 30, 2016, the Company recognized $0.5 million of unrealized depreciation and $1.1 million of unrealized appreciation, respectively, on interest rate swaps in the consolidated statement of operations related to the swap transactions.

As of September 30, 2017 and December 31, 2016, the swap transactions had a fair value of $0.7 million and $0.1 million, respectively, which is included in receivable for interest rate swaps on the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of September 30, 2017, $2.6 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $1.1 million of cash collateral posted as of December 31, 2016, which is also included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2017 and December 31, 2016:

	Fair Value Hierarchy at September 30, 2017
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,426	$1,427,878	$1,445,304
Second-lien debt investments	—	—	60,909	60,909
Mezzanine and unsecured debt investments	—	—	—	—
Equity and other investments	7	6,164	37,896	44,067
Total investments at fair value	$7	$23,590	$1,526,683	$1,550,280
Interest rate swaps	—	674	—	674
Total	$7	$24,264	$1,526,683	$1,550,954

	Fair Value Hierarchy at December 31, 2016
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$145,491	$1,454,087	$1,599,578
Second-lien debt investments	—	16,227	3,350	19,577
Mezzanine debt investments	5,511	5,170	—	10,681
Equity and other investments	6,580	8,522	12,465	27,567
Total investments at fair value	$12,091	$175,410	$1,469,902	$1,657,403
Interest rate swaps	—	69	—	69
Total	$12,091	$175,479	$1,469,902	$1,657,472

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2017:

	As of and for the Three Months Ended
	September 30, 2017
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,394,182	$60,909	$—	$38,856	$1,493,947
Purchases or originations	325,568	—	—	3,500	329,068
Repayments / redemptions	(299,777)	—	—	(2,361)	(302,138)
Paid-in-kind interest	1,593	—	—	—	1,593
Net change in unrealized losses	(593)	—	—	(3,680)	(4,273)
Net realized gains	202	—	—	1,581	1,783
Net amortization of discount on securities	6,703	—	—	—	6,703
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,427,878	$60,909	$—	$37,896	$1,526,683

	As of and for the Nine Months Ended
	September 30, 2017
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,454,087	$3,350	$—	$12,465	$1,469,902
Purchases or originations	724,152	—	—	17,002	741,154
Repayments / redemptions	(703,096)	—	—	(4,833)	(707,929)
Paid-in-kind interest	5,045	—	—	—	5,045
Net change in unrealized gains (losses)	17,181	(2,062)	—	1,418	16,537
Net realized gains (losses)	(21,006)	—	—	3,690	(17,316)
Net amortization of discount on securities	19,290	—	—	—	19,290
Transfers within Level 3	(67,775)	59,621	—	8,154	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,427,878	$60,909	$—	$37,896	$1,526,683

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2016:

	As of and for the Three Months Ended
	September 30, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,377,204	$33,102	$—	$8,081	$1,418,387
Purchases or originations	315,590	—	—	—	315,590
Repayments / redemptions	(265,823)	—	—	(241)	(266,064)
Paid-in-kind interest	1,397	777	—	—	2,174
Net change in unrealized gains (losses)	(1,067)	417	—	215	(435)
Net realized losses	(141)	—	—	—	(141)
Net amortization of discount on securities	4,425	33	—	—	4,458
Transfers into (out of) Level 3	(58,456)	—	—	—	(58,456)
Balance, End of Period	$1,373,129	$34,329	$—	$8,055	$1,415,513

	As of and for the Nine Months Ended
	September 30, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,229,491	$90,442	$7,801	$8,206	$1,335,940
Purchases or originations	598,878	(5)	—	—	598,873
Repayments / redemptions	(423,973)	(62,500)	(2,165)	(241)	(488,879)
Paid-in-kind interest	4,164	2,557	—	—	6,721
Net change in unrealized gains	13,503	2,851	280	90	16,724
Net realized gains (losses)	(346)	—	79	—	(267)
Net amortization of discount on securities	9,868	984	28	—	10,880
Transfers into (out of) Level 3	(58,456)	—	(6,023)	—	(64,479)
Balance, End of Period	$1,373,129	$34,329	$—	$8,055	$1,415,513

The following tables present information with respect to the net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2017 and 2016:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2017 on	September 30, 2016 on
	Investments Held at	Investments Held at
	September 30, 2017	September 30, 2016
First-lien debt investments	$6,284	$1,713
Second-lien debt investments	—	417
Mezzanine and unsecured debt investments	—	—
Equity and other investments	(2,629)	215
Total	$3,655	$2,345

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2017 on	September 30, 2016 on
	Investments Held at	Investments Held at
	September 30, 2017	September 30, 2016
First-lien debt investments	$12,660	$14,059
Second-lien debt investments	(2,062)	769
Mezzanine and unsecured debt investments	—	—
Equity and other investments	(6,164)	90
Total	$4,434	$14,918

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2017 and December 31, 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2017
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,372,033	Income approach (1)	Market yield	7.1% — 13.5% (10.0%)	Decrease
	$55,845	Asset Valuation approach	Comparable Multiple	8.5x — 11.9x (10.0x)	Increase
Second-lien debt investments	$60,909	Income approach	Market yield	12.4% — 13.4% (12.5%)	Decrease
Equity and other investments	$37,896	Market Multiple (2)	Comparable multiple	4.4x — 13.2x (10.8x)	Increase
Total	$1,526,683

(1)	Includes $167.7 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(2)

Includes $19.5 million of equity investments which were valued using a weighted valuation approach and $3.5 million of equity investments which due to the proximity of the transactions relative to the measurement date were valued using the cost of the investments.

	December 31, 2016
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,454,087	Income approach (1)	Market yield	6.6% — 12.9% (9.3%)	Decrease
Second-lien debt investments	$3,350	Income approach	Market yield	13.6% — 13.6% (13.6%)	Decrease
Equity and other investments	$12,465	Market Multiple (2)	Comparable multiple	8.4x — 13.5x (10.1x)	Increase
Total	$1,469,902

(1)	Includes $123.6 million of first-lien debt investments which were valued using an asset valuation waterfall.
(2)	Includes $4.7 million of equity investments which were valued using a weighted valuation approach.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2017, approximates its carrying value as the outstanding balance is callable at carrying value. The fair value of the Company’s Convertible Senior Notes, which are categorized as Level 2 within the fair value hierarchy, as of September 30, 2017, was $239.8 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2017 and December 31, 2016, the Company’s asset coverage was 267.5% and 237.7%, respectively.

Debt obligations consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$975,000	$348,927	$626,073	$341,395
2019 Convertible Senior Notes	115,000	115,000	—	111,831
2022 Convertible Senior Notes	115,000	115,000	—	111,332
Total Debt	$1,205,000	$578,927	$626,073	$564,558

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Company’s Revolving Credit Facility and 2019 and 2022 Convertible Senior Notes are presented net of deferred financing costs of $7.5 million, $1.7 million, and $3.4 million, respectively.

	December 31, 2016
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$945,000	$578,657	$366,343	$569,919
2019 Convertible Senior Notes	115,000	115,000	—	110,790
Total Debt	$1,060,000	$693,657	$366,343	$680,709

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and 2019 Convertible Senior Notes are presented net of deferred financing costs of $8.7 million and $2.3 million, respectively.

For the three and nine months ended September 30, 2017 and 2016, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$5,576	$5,463	$16,599	$15,048
Commitment fees	571	169	1,543	650
Amortization of deferred financing costs	813	582	2,354	1,732
Accretion of original issue discount	172	149	502	440
Swap settlement (1)	(1,634)	(261)	(981)	(841)
Total Interest Expense	$5,498	$6,102	$20,017	$17,029
Average debt outstanding (in millions)	$594.7	$769.9	$628.8	$715.3
Weighted average interest rate	2.65%	2.66%	3.31%	2.62%
Average 1-month LIBOR rate	1.23%	0.51%	1.04%	0.46%

(1)	Includes the settlement of the interest rate swaps related to the Company’s 2019 and 2022 Convertible Senior Notes.

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended, the “Revolving Credit Facility”).

As of September 30, 2017, aggregate commitments under the facility were $975 million. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.25 billion.

With respect to $915 million in commitments, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, ends December 22, 2020 and the stated maturity date is December 22, 2021. For the remaining $60 million of commitments, the revolving period ends October 2, 2019 and the stated maturity date is October 2, 2020.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2017, the Company had outstanding debt denominated in Euro (EUR) of 38.8 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2017 and December 31, 2016, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus a margin of either 1.75% or 2.00%, or the prime rate plus a margin of either 0.75% or 1.00%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

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

2019 Convertible Senior Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019 (the “2019 Convertible Senior Notes”). The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of September 30, 2017, the estimated adjusted conversion price was approximately $25.50. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 286 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

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

2022 Convertible Senior Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due August 2022 (the “2022 Convertible Senior Notes” and, together with the 2019 Convertible Senior Notes, the “Convertible Senior Notes”). The 2022 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of September 30, 2017, the estimated adjusted conversion price was approximately $21.21. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Senior Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2022 Convertible Senior Notes is three-month LIBOR plus 237.2 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three and nine months ended September 30, 2017 and 2016, the components of interest expense related to the Convertible Senior Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$2,587	$1,294	$7,331	$3,881
Accretion of original issue discount	172	149	502	440
Amortization of deferred financing costs	370	195	1,039	579
Total Interest Expense	$3,129	$1,638	$8,872	$4,900

Total interest expense in the table above does not include the effect of the interest rate swaps related to the Convertible Senior Notes. During the three and nine months ended September 30, 2017 , the Company received $3.9 million and $6.5 million, respectively, and paid $2.2 million and $5.5 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Senior Notes. During the three and nine months ended September 30, 2016, the Company received $1.3 million and $3.9 million, respectively, and paid $1.0 million and $3.0 million, respectively, related to the settlements of its interest rate swaps.  These net amounts are reductions to interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2017, the principal amount of the 2019 and 2022 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of September 30, 2017, the components of the carrying value of the 2019 and 2022 Convertible Senior Notes and the stated interest rate were as follows:

	December 2019	August 2022
	Convertible Senior Notes	Convertible Senior Notes
Principal amount of debt	$115,000	$115,000
Original issue discount, net of accretion	(1,464)	(318)
Deferred financing costs	(1,705)	(3,350)
Carrying value of debt	$111,831	$111,332
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2019 and 2022 Convertible Senior Notes is three month LIBOR plus 286 basis points, and three month LIBOR plus 237.2 basis points, respectively. Please see Note 5 for further information about the Company’s interest rate swaps.

The indentures governing the 2019 and 2022 Convertible Senior Notes contain certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 and 2022 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the 2019 and 2022 Convertible Senior Notes. As of September 30, 2017, the Company was in compliance with the terms of the indentures governing the 2019 and 2022 Convertible Senior Notes.

The Convertible Senior Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Senior Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indentures governing the 2019 and 2022 Convertible Senior Notes. The Company has determined that the embedded conversion options in the 2019 and 2022 Convertible Senior Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2019 and 2022 Convertible Senior Notes, the Company estimated at the time of issuance separate debt and equity components of the 2019 and 2022 Convertible Senior Notes. An original issue discount equal to the equity components of the 2019 and 2022 Convertible Senior Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2019 and 2022 Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively.

As of September 30, 2017 and December 31, 2016, the Company was in compliance with the terms of its debt obligations.

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

As of September 30, 2017 and December 31, 2016, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2017	December 31, 2016
AppStar Financial, LLC - Revolver	$2,000	$2,000
Clarabridge, Inc. - Revolver	—	2,500
CrunchTime Information Systems, Inc. - Delayed Draw	—	12,000
CrunchTime Information Systems, Inc. - Revolver	—	2,000
Ecommerce Industries, Inc. - Revolver	—	2,486
Frontline Technologies Group LLC - Delayed Draw	9,377	—
Heartland Automotive Holdings, LLC - Revolver	2,833	4,139
Helix Health Ltd. - Revolver	4,374	3,903
Illuminate Education, Inc. - Delayed Draw	10,000	—
Illuminate Education, Inc. - Revolver	5,000	—
IRGSE Holding Corp. - Revolver	544	245
Leaf US Holdings, Inc. - Revolver	2,000	2,000
Marketo, Inc. - Revolver	1,875	1,875
My Alarm Center, LLC - Delayed Draw	—	774
Network Merchants, Inc. - Revolver	—	780
PayLease, LLC - Revolver	3,334	5,000
PaySimple - Revolver	5,000	—
Rex Energy Corporation - Delayed Draw	14,450	—
Riskonnect, Inc. - Revolver	5,000	—
Sailpoint Technologies, Inc. - Revolver	1,800	1,200
ScentAir Technologies, Inc. - Revolver	750	2,143
Sovos Compliance, LLC - Delayed Draw	3,030	—
Sovos Compliance, LLC - Revolver	1,657	750
Total Portfolio Company Commitments	$73,024	$43,795

Other Commitments and Contingencies

As of September 30, 2017, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of September 30, 2017. As of December 31, 2016, the Company had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of December 31, 2016.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2017 and December 31, 2016, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2017 and 2016. All shares issued to stockholders in the tables below are newly issued shares.

	Nine Months Ended
	September 30, 2017
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2016	Base	December 31, 2016	February 1, 2017	122,836
February 22, 2017	Base	April 7, 2017 (2)	May 1, 2017	109,847
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	11,786
May 3, 2017	Base	June 15, 2017	July 14, 2017	112,166
August 2, 2017	Supplemental	August 31, 2017	September 29, 2017	26,515
Total Shares Issued				383,150

	Nine Months Ended
	September 30, 2016
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 3, 2015	Base	December 31, 2015	February 1, 2016	147,809
February 24, 2016	Base	March 31, 2016	May 2, 2016	186,204
May 4, 2016	Base	June 30, 2016	August 1, 2016	168,621
Total Shares Issued				502,634

(1)	See Note 11 for further information on base and supplemental dividends.
(2)

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

During the three and nine months ended September 30, 2017, no shares were repurchased under the Company 10b5-1 Plan. During the nine months ended September 30, 2016, the Company repurchased 86,081 shares under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. No shares were repurchased under the Company 10b5-1 Plan during the three months ended September 30, 2016.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Increase in net assets resulting from operations	$24,759	$36,875	$84,863	$104,284
Weighted average shares of common stock outstanding—basic and diluted	60,057,567	59,523,695	59,923,323	58,229,549
Earnings per common share—basic and diluted	$0.41	$0.62	$1.42	$1.79

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2017 was less than the conversion price for the 2019 and 2022 Convertible Senior Notes outstanding as of September 30, 2017. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the 2019 and 2022 Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. Following the completion of the quarter ended March 31, 2017, the Company introduced a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 22, 2017	Base	April 7, 2017 (1)	April 28, 2017	$0.39
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	0.04
May 3, 2017	Base	June 15, 2017	July 14, 2017	0.39
August 2, 2017	Supplemental	August 31, 2017	September 29, 2017	0.09
August 2, 2017	Base	September 15, 2017	October 13, 2017	0.39
Total Dividends Declared				$1.30

	Nine Months Ended
	September 30, 2016
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 24, 2016	Base	March 31, 2016	April 29, 2016	$0.39
May 4, 2016	Base	June 30, 2016	July 29, 2016	0.39
August 3, 2016	Base	September 30, 2016	October 31, 2016	0.39
Total Dividends Declared				$1.17

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

The dividends declared during the three and nine months ended September 30, 2017 and 2016 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2017 and 2016.

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Per Share Data (7)
Net asset value, beginning of period	$15.95	$15.15

Net investment income (1)	1.56	1.36
Net realized and unrealized gain (loss) (1)	(0.14)	0.43
Total from operations	1.42	1.79
Issuance of common stock, net of offering costs (2)	0.02	0.03
Dividends declared from net investment income (2)	(1.30)	(1.17)
Total increase in net assets	0.14	0.65
Net Asset Value, End of Period	$16.09	$15.78
Per share market value at end of period	$20.96	$18.11
Total return based on market value (3)	19.16%	18.87%
Total return based on net asset value (4)	9.05%	11.83%
Shares Outstanding, End of Period	60,099,355	59,580,513
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	8.89%	10.43%
Ratio of net investment income to average net assets	12.86%	13.66%
Portfolio turnover	61.07%	44.54%
Net assets, end of period	$966,743	$940,469

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)

Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share. On an annualized basis, the total return based on market value for the nine months ended September 30, 2017 and 2016 is 25.55% and 25.15%, respectively.

(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. On an annualized basis, the total return based on net asset value for the nine months ended September 30, 2017 and 2016 is 12.06% and 15.77%, respectively.

(5)	The ratios reflect an annualized amount.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of TICC Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 10.50% for the nine months ended September 30, 2016. The Adviser did not waive any Management Fees or Incentive Fees for the nine months ended September 30, 2017.

(7)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2017.

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

Overview

TPG Specialty Lending, Inc. is a Delaware corporation formed on July 21, 2010. The Adviser is our external manager. We have three wholly owned subsidiaries, TC Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, TPG SL SPV, LLC, a Delaware limited liability company, in which we hold assets that were previously used to support our asset-backed credit facility, and TSL MR, LLC, a Delaware limited liability company, in which we hold certain investments.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2017, we have originated more than $6.2 billion aggregate principal amount of investments and retained approximately $4.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2017, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 86.9% of our total investments based on fair value, had weighted average annual revenue of $130.2 million and weighted average annual EBITDA of $22.0 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2017, the largest single investment based on fair value represented 4.9% of our total investment portfolio.

As of September 30, 2017, the average investment size in each of our portfolio companies was approximately $35.2 million based on fair value.

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

As of September 30, 2017, the largest industry represented 17.2% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2017, approximately 97.2% of our portfolio was invested in secured debt, including 93.2% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2017, the weighted average term on new investment commitments in new portfolio companies was 5.0 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2017, we had call protection on 84.4% of our debt investments based on fair value, with weighted average call prices of 106.2% for the first year, 103.3% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of September 30, 2017, 100.0% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 92.4% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, with over $19 billion of assets under management as of June 30, 2017, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 160 investment and operating professionals. As of September 30, 2017, thirty (30) of these personnel are dedicated to our business, including twenty three (23) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2017, 100.0% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 92.4% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2017, 3.0% of our total investment income was comprised of PIK interest.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income using the effective interest method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. We record prepayment premiums on loans as interest income when earned. We also may generate revenue in the form of commitment, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees. The frequency or volume of these repayments may fluctuate significantly.

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

The limited number of dedicated providers of capital to middle-market companies, combined with increases in required capital levels for regulated financial institutions, reduces the capacity of traditional lenders to serve middle-market companies. We believe that the limited availability of capital creates a significant opportunity for us to directly originate investments. We also believe that the large amount of uninvested capital held by private equity firms will continue to drive deal activity, which may in turn create additional demand for debt capital.

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

Portfolio and Investment Activity

As of September 30, 2017, our portfolio based on fair value consisted of 93.2% first-lien debt investments, 4.0% second-lien debt investments, and 2.8% equity and other investments. As of December 31, 2016, our portfolio based on fair value consisted of 96.5% first-lien debt investments, 1.2% second-lien debt investments, 0.6% mezzanine and unsecured debt investments, and 1.7% equity and other investments.

As of September 30, 2017 and December 31, 2016, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.7% and 10.4%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.8% and 10.4%, respectively.

As of September 30, 2017 and December 31, 2016, we had investments in 44 and 52 portfolio companies, respectively, with an aggregate fair value of $1,550.3 million and $1,657.4 million, respectively.

For the three months ended September 30, 2017, we made new investment commitments of $359.0 million in seven new portfolio companies and five existing portfolio companies. For this period, we had $330.9 million aggregate principal amount in exits and repayments.

For the three months ended September 30, 2016, we made new investment commitments of $194.2 million in six new portfolio companies. For this period, we had $199.2 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended September 30, 2017 and 2016 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2017	September 30, 2016
New investment commitments:
Gross originations	$501.2	$318.1
Less: Syndications/sell downs	142.2	123.9
Total new investment commitments	$359.0	$194.2
Principal amount of investments funded:
First-lien	$325.4	$190.4
Second-lien	—	—
Mezzanine and unsecured	—	—
Equity and other	3.5	—
Total	$328.9	$190.4
Principal amount of investments sold or repaid:
First-lien	$330.1	$174.9
Second-lien	—	7.8
Mezzanine and unsecured	—	16.3
Equity and other	0.8	0.2
Total	$330.9	$199.2
Number of new investment commitments in new portfolio companies	7	6
Average new investment commitment amount in new portfolio companies	$40.9	$32.4
Weighted average term for new investment commitments in new portfolio companies (in years)	5.0	5.3
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	9.2%	9.7%
Weighted average spread over LIBOR of new floating rate investment commitments	7.9%	8.7%
Weighted average interest rate on investments sold or paid down	9.2%	8.0%

As of September 30, 2017 and December 31, 2016, our investments consisted of the following:

	September 30, 2017		December 31, 2016
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,445.3	$1,427.9	$1,599.6	$1,592.8
Second-lien debt investments	60.9	63.0	19.6	24.0
Mezzanine and unsecured debt investments	—	—	10.7	10.7
Equity and other investments	44.1	54.2	27.5	40.2
Total	$1,550.3	$1,545.1	$1,657.4	$1,667.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,550.3	100.0%	$1,657.4	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,550.3	100.0%	$1,657.4	100.0%

	September 30, 2017		December 31, 2016
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,545.1	100.0%	$1,667.7	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,545.1	100.0%	$1,667.7	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Weighted average total yield of debt and income producing securities	10.7%	10.4%
Weighted average interest rate of debt and income producing securities	10.2%	9.8%
Weighted average spread over LIBOR of all floating rate investments (1)	9.0%	8.9%

(1)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2017 and December 31, 2016. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2017		December 31, 2016
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,288.7	83.1%	$1,099.1	66.4%
2	202.6	13.1	382.0	23.0
3	59.0	3.8	176.3	10.6
4	—	—	—	—
5	—	—	—	—
Total	$1,550.3	100.0%	$1,657.4	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Total investment income	$52.3	$53.9	$162.1	$142.7
Less: Net expenses	20.7	22.6	66.4	61.8
Net investment income before income taxes	31.6	31.3	95.7	80.9
Less: Income taxes, including excise taxes	0.7	0.7	2.3	1.6
Net investment income	30.9	30.6	93.4	79.3
Net realized gains (losses) (1)	2.5	1.4	(14.2)	1.9
Net change in unrealized gains (losses) (1)	(8.6)	4.9	5.7	23.1
Net increase in net assets resulting from operations	$24.8	$36.9	$84.9	$104.3

(1)	Includes foreign exchange hedging activity.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Interest from investments	$48.7	$46.6	$153.9	$132.2
Dividend income	0.0	0.5	0.0	1.4
Other income	3.6	6.8	8.2	9.1
Total investment income	$52.3	$53.9	$162.1	$142.7

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $46.6 million for the three months ended September 30, 2016 to $48.7 million for the three months ended September 30, 2017.  The average size of our investment portfolio was $1.6 billion during each of the three months ended September 30, 2017 and 2016. Accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $2.5 million for the three months ended September 30, 2016 to $5.0 million for the three months ended September 30, 2017. Prepayment fees increased to $1.8 million for the three months ended September 30, 2017. There were no prepayment fees for the three months ended September 30, 2016. The accelerated amortization primarily resulted from full paydowns on three portfolio investments and a partial paydown on one existing portfolio investment during the three months ended September 30, 2016. The accelerated amortization and prepayment fees primarily resulted from full paydowns on nine portfolio investments and earning prepayment fees on two portfolio investments during the three months ended September 30, 2017. The increase in paydowns during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to a combination of merger and acquisition activity and the ability of certain portfolio companies to refinance outstanding debt. Dividend income decreased from $0.5 million for the three months ended September 30, 2016 to less than $0.1 million for the three months ended September 30, 2017 following the partial sale of our holdings in TICC. Other income decreased from $6.8 million for the three months ended September 30, 2016 to $3.6 million for the three months ended September 30, 2017, primarily due to higher syndication and amendment fees earned during the third quarter of 2016 compared to the same period in 2017.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $132.2 million for the nine months ended September 30, 2016 to $153.9 million for the nine months ended September 30, 2017, primarily due to the increase in LIBOR. The average size of our investment portfolio was $1.6 billion during each of the nine months ended September 30, 2017 and 2016. Accelerated amortization of upfront fees primarily from unscheduled paydowns increased from $4.4 million for the nine months ended September 30, 2016 to $19.0 million for the nine months ended September 30, 2017. Prepayment fees increased from $2.1 million for the nine months ended September 30, 2016 to $11.5 million for the nine months ended September 30, 2017. The accelerated amortization and prepayment fees primarily resulted from full paydowns on five portfolio investments and partial paydowns on two portfolio investments during the nine months ended September 30, 2016 and from full paydowns on nineteen portfolio investments; partial paydowns on six portfolio investments and earning prepayment fees on ten portfolio investments during the nine months ended September 30, 2017. The increase in paydowns during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to a combination of merger and acquisition activity and the ability of certain portfolio companies to refinance outstanding debt. Other income decreased from $9.1 million for the nine months ended September 30, 2016 to $8.2 million for the nine months ended September 30, 2017, primarily due to higher amendment fees earned during the first three quarters of 2016 compared to the same period in 2017.

Expenses

Operating expenses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Interest	$5.5	$6.1	$20.0	$17.0
Management fees (net of waivers)	6.0	6.2	18.0	17.9
Incentive fees related to pre-incentive fee net investment income (net of waivers)	6.5	6.4	19.8	16.5
Incentive fees related to realized/unrealized capital gains	—	—	—	—
Professional fees	1.2	3.0	4.3	6.9
Directors fees	0.1	0.1	0.3	0.3
Other general and administrative	1.4	0.8	4.0	3.2
Net Expenses	$20.7	$22.6	$66.4	$61.8

Interest

Interest expense, including other debt financing expenses, decreased from $6.1 million for three months ended September 30, 2016 to $5.5 million for three months ended September 30, 2017. This decrease was primarily due to the timing of the settlement of an interest rate swap related to issuance of the 2022 Convertible Senior Notes. The average interest rate on our debt outstanding remained at 2.7% for each of the three months ended September 30, 2017 and 2016.

Interest expense, including other debt financing expenses, increased from $17.0 million for the nine months ended September 30, 2016 to $20.0 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in the average interest rate on our debt outstanding from 2.6% for the nine months ended September 30, 2016 to 3.3% for the nine months ended September 30, 2017 following issuance of the 2022 Convertible Senior Notes and an increase in LIBOR.

Management Fees

Management Fees (net of waivers) decreased from $6.2 million for the three months ended September 30, 2016 to $6.0 million for the three months ended September 30, 2017 due to a decrease in assets for the three months ended September 30, 2017 compared to the same period in 2016. Management Fees waived were less than $0.1 million for the three months ended September 30, 2016, consisting solely of Management Fees attributable to our ownership of shares of common stock in TICC Capital Corp., or the TICC Shares. The Adviser did not waive any Management Fees for the three months ended September 30, 2017.

Management Fees (net of waivers) increased from $17.9 million for the nine months ended September 30, 2016 to $18.0 million for the nine months ended September 30, 2017 due to the Management Fees waived during nine months ended September 30, 2016. Management Fees were $18.0 million for both the nine months ended September 30, 2017 and 2016 due to average assets remaining relatively flat at an average of $1.6 billion for each of the nine months ended September 30, 2017 and 2016. Management Fees waived were less than $0.1 million for the nine months ended September 30, 2016, consisting solely of Management Fees attributable to our ownership of shares of common stock in the TICC Shares. The Adviser did not waive any Management Fees for the nine months ended September 30, 2017.

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

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $6.4 million for three months ended September 30, 2016 to $6.5 million for the three months ended September 30, 2017. This increase resulted from the increase in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. For the three months ended September 30, 2016, Incentive Fees related to pre-Incentive Fee net investment income of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended September 30, 2017. There were no Incentive Fees related to capital gains and losses for each of the three months ended September 30, 2017 and 2016 due to unrealized losses on our investments.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $16.5 million for nine months ended September 30, 2016 to $19.8 million for the nine months ended September 30, 2017. This increase resulted from the increase in prepayment fees and accelerated amortization of upfront fees primarily from unscheduled paydowns. For the nine months ended September 30, 2016, Incentive Fees related to pre-Incentive Fee net investment income of $0.2 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the nine months ended September 30, 2017. There were no Incentive Fees related to capital gains and losses for the nine months ended September 30, 2017 and 2016 due to unrealized losses on our investments.

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

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $3.0 million for the three months ended September 30, 2016 to $1.2 million for the three months ended September 30, 2017 primarily due to a decrease in costs associated with our investment in TICC. Other general and administrative fees increased from $0.8 million for the three months ended September 30, 2016 to $1.4 million for the three months ended September 30, 2017.

Professional fees decreased from $6.9 million for the nine months ended September 30, 2016 to $4.3 million for the nine months ended September 30, 2017 primarily due to a decrease in costs associated with our investment in TICC. Other general and administrative fees increased from $3.2 million for the nine months ended September 30, 2016 to $4.0 million for the nine months ended September 30, 2017.

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

For the three and nine months ended September 30, 2017, we recorded a net expense of $0.7 million and $2.3 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2016, we recorded a net expense of $0.7 million and $1.6 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Net realized gains (losses) on investments	$2.4	$1.5	$(14.8)	$1.9
Net realized gains (losses) on foreign currency transactions	(0.0)	0.1	0.2	(0.0)
Net realized losses on foreign currency investments	(0.0)	(1.8)	(4.8)	(2.0)
Net realized gains on foreign currency borrowings	0.1	1.6	5.2	2.0
Net realized gains (losses)	$2.5	$1.4	$(14.2)	$1.9

Change in unrealized gains on investments	$11.0	$18.2	$59.4	$36.7
Change in unrealized losses on investments	(16.2)	(11.4)	(44.0)	(15.2)
Net Change in Unrealized Gains (Losses) on Investments	$(5.2)	$6.8	$15.4	$21.5
Unrealized appreciation (depreciation) on foreign currency borrowings	$(1.7)	$(1.4)	$(10.3)	$0.5
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	(0.0)	0.0	0.0	(0.0)
Unrealized appreciation (depreciation) on interest rate swaps	(1.7)	(0.5)	0.6	1.1
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(3.4)	$(1.9)	$(9.7)	$1.6

Net Change in Unrealized Gains (Losses)	$(8.6)	$4.9	$5.7	$23.1

For the three and nine months ended September 30, 2017 we had net realized gains on investments of $2.4 million and net realized losses of $14.8 million, respectively.  For the three and nine months ended September 30, 2017, we had net realized losses of less than $0.1 million and net realized gains of $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2017, we had net realized losses of less than $0.1 million and $4.8 million, respectively, on foreign currency investments. For the three and nine months ended September 30, 2017, we had net realized gains of $0.1 million and $5.2 million, respectively, on foreign currency borrowings. The net realized gains on foreign currency borrowings and net realized losses on foreign currency investments for the nine months ended September 30, 2017 were a result of exiting two investments and a partial realization on one investment.

For the three months ended September 30, 2017 we had $11.0 million in unrealized appreciation on 27 portfolio company investments, which was offset by $16.2 million in unrealized depreciation on 26 portfolio company investments. For the nine months ended September 30, 2017 we had $59.4 million in unrealized appreciation on 39 portfolio company investments, which was offset by $44.0 million in unrealized depreciation on 32 portfolio company investments.  Unrealized appreciation resulted from an increase in fair value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three and nine months ended September 30, 2017, we had unrealized depreciation on foreign currency borrowings of $1.7 million and $10.3 million, respectively, as a result of fluctuations in the GBP and EUR exchange rates. For the three and nine months ended September 30, 2017, we had unrealized depreciation on foreign currency cash and forward contracts of less than $0.1 million and unrealized appreciation of less than $0.1 million, respectively. For the three and nine months ended September 30, 2017, we had unrealized depreciation on interest rate swaps of $1.7 million and unrealized appreciation of $0.6 million, respectively, on interest rate swaps due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

For the three and nine months ended September 30, 2016, we had net realized gains on investments of $1.5 million and $1.9 million, respectively. For the three and nine months ended September 30, 2016, we had net realized gains of $0.1 million and net realized losses of less than $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating currency related to our investments denominated in foreign currencies. For the three and nine months ended September 30, 2016, we had net realized losses of $1.8 million and $2.0 million, respectively, on foreign currency investments. For the three and nine months ended September 30, 2016, we had net realized gains of $1.6 million and $2.0 million, respectively, on foreign currency borrowings.

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

For the three and nine months ended September 30, 2016, we had unrealized depreciation of $1.4 million and unrealized appreciation of $0.5 million, respectively, on foreign currency borrowings as a result of fluctuations in the GBP, SEK and EUR exchange rates. For the three and nine months ended September 30, 2016, we had unrealized appreciation of less than $0.1 million and unrealized depreciation of less than $0.1 million, respectively, on foreign currency cash and forward contracts. For the three and nine months ended September 30, 2016, we had unrealized depreciation of $0.5 million and unrealized appreciation of $1.1 million, respectively, on interest rate swaps due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2017, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.9% (based on total capital invested of $2.5 billion and total proceeds from these exited investments of $3.1 billion). Eighty seven percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three and nine months ended September 30, 2017, we had $1.7 million and $10.3 million, respectively, of unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2017.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2017. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of September 30, 2017 and December 31, 2016, our asset coverage ratio was 267.5% and 237.7%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2017, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2017, we had approximately $626.1 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2017, we had $8.1 million in cash and cash equivalents, an increase of $2.1 million from December 31, 2016. During the nine months ended September 30, 2017, we provided $196.5 million in cash from operating activities, primarily as a result of repayments and proceeds from investments of $876.3 million and an increase in net assets resulting from operations of $84.8 million, which was offset by funding portfolio investments of $742.7 million and other operating activity of $21.9 million. Lastly, cash used by financing activities was $194.4 million during the period, primarily due to paydowns on our Revolving Credit Facility of $968.9 million, dividends paid of $70.6 million and deferred financing costs of $3.9 million, which was partially offset by borrowings of $849.0 million (including the issuance of $115.0 million principal amount of our 2022 Convertible Senior Notes).

As of September 30, 2017, we had $2.6 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $1.5 million from December 31, 2016.

Equity

On March 3, 2016, we issued 5,000,000 shares of common stock at $16.42 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $78.3 million.

During the nine months ended September 30, 2017 and 2016, we issued 383,150 and 502,634 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $7.3 million and $8.0 million, respectively. On October 13, 2017, we issued 125,519 shares of our common stock through our dividend reinvestment plan for proceeds of $2.5 million, which is not reflected in the number of shares issued for the nine months ended September 30, 2017 in this section or the consolidated financial statements for the three and nine months ended September 30, 2017.

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

For the nine months ended September 30, 2017, no shares were repurchased under the Company 10b5-1 Plan.  During the nine months ended September 30, 2016, 86,081 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million.

Debt

Debt obligations consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$975.0	$348.9	$626.1	$341.4
2019 Convertible Senior Notes	115.0	115.0	—	111.8
2022 Convertible Senior Notes	115.0	115.0	—	111.3
Total Debt	$1,205.0	$578.9	$626.1	$564.5

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility and 2019 and 2022 Convertible Senior Notes are presented net of deferred financing costs of $7.5 million, $1.7 million and $3.4 million, respectively.

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

As of September 30, 2017 and December 31, 2016, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended, the “Revolving Credit Facility”).

As of September 30, 2017, aggregate commitments under the facility were $975 million. The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $1.25 billion.

With respect to $915 million in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, ends December 22, 2020 and the stated maturity date is December 22, 2021. For the remaining $60 million of commitments, the revolving period ends October 2, 2019 and the stated maturity date is October 2, 2020.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2017, we had outstanding debt denominated in Euro (EUR) of 38.8 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2017 and December 31, 2016, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus a margin of either 1.75% or 2.00%, or the prime rate plus a margin of either 0.75% or 1.00%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin while the letter of credit is outstanding.

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

2019 Convertible Senior Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, or the 2019 Convertible Senior Notes. The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. As of September 30, 2017, the estimated adjusted conversion price was approximately $25.50. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 286 basis points.

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

2022 Convertible Senior Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible senior notes due August 2022, or the 2022 Convertible Senior Notes. We refer to the 2019 Convertible Senior Notes and the 2022 Convertible Senior Notes collectively as the Convertible Senior Notes. The 2022 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of September 30, 2017, the estimated adjusted conversion price was approximately $21.21. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Senior Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2022 Convertible Senior Notes is three-month LIBOR plus 237.2 basis points.

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

As of September 30, 2017, the principal amount of the 2019 and 2022 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the 2019 and 2022 Convertible Senior Notes contain certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 and 2022 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the 2019 and 2022 Convertible Senior Notes. As of September 30, 2017, we were in compliance with the terms of the indentures governing the 2019 and 2022 Convertible Senior Notes.

The Convertible Senior Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Senior Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indentures governing the 2019 and 2022 Convertible Senior Notes. We have determined that the embedded conversion options in the 2019 and 2022 Convertible Senior Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2019 and 2022 Convertible Senior Notes, we estimated at the time of issuance separate debt and equity components of the 2019 and 2022 Convertible Senior Notes. An original issue discount equal to the equity components of the 2019 and 2022 Convertible Senior Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2019 and 2022 Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporated these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2017 and December 31, 2016, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2017	December 31, 2016
AppStar Financial, LLC - Revolver	$2.0	$2.0
Clarabridge, Inc. - Revolver	—	2.5
CrunchTime Information Systems, Inc. - Delayed Draw	—	12.0
CrunchTime Information Systems, Inc. - Revolver	—	2.0
Ecommerce Industries, Inc. - Revolver	—	2.5
Frontline Technologies Group LLC - Delayed Draw	9.4	—
Heartland Automotive Holdings, LLC - Revolver	2.8	4.1
Helix Health Ltd. - Revolver	4.4	3.9
Illuminate Education, Inc. - Delayed Draw	10.0	—
Illuminate Education, Inc. - Revolver	5.0	—
IRGSE Holding Corp. - Revolver	0.5	0.2
Leaf US Holdings, Inc. - Revolver	2.0	2.0
Marketo, Inc. - Revolver	1.9	1.9
My Alarm Center, LLC - Delayed Draw	—	0.8
Network Merchants, Inc. - Revolver	—	0.8
PayLease, LLC - Revolver	3.3	5.0
PaySimple - Revolver	5.0	—
Rex Energy Corporation - Delayed Draw	14.4	—
Riskonnect, Inc. - Revolver	5.0	—
Sailpoint Technologies, Inc. - Revolver	1.8	1.2
ScentAir Technologies, Inc. - Revolver	0.8	2.1
Sovos Compliance, LLC - Delayed Draw	3.0	—
Sovos Compliance, LLC - Revolver	1.7	0.8
Total Portfolio Company Commitments	$73.0	$43.8

Other Commitments and Contingencies

As of September 30, 2017, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of September 30, 2017. As of December 31, 2016, we had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of December 31, 2016.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2017 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$348.9	$—	$—	$348.9	$—
2019 Convertible Senior Notes	115.0	—	115.0	—	—
2022 Convertible Senior Notes	115.0	—	—	115.0	—
Total Contractual Obligations	$578.9	$—	$115.0	$463.9	$—

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

As of September 30, 2017, 100.0% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 92.4% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates and in connection with our 2019 Convertible Senior Notes and 2022 Convertible Senior Notes, which bear interest at a fixed rate; we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of September 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$45.4	$17.4	$28.0
Up 200 basis points	$30.2	$11.6	$18.6
Up 100 basis points	$15.1	$5.8	$9.3
Down 25 basis points	$(3.5)	$(1.3)	$(2.2)

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

TPG SPECIALTY LENDING, INC.

Date: November 7, 2017	By:	/s/ Joshua Easterly
Joshua Easterly
Co-Chief Executive Officer

Date: November 7, 2017	By:	/s/ Michael Fishman
Michael Fishman
Co-Chief Executive Officer

Date: November 7, 2017	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer