Form 10-K
period 2017-12-31
TPG Specialty Lending, Inc.
filed 2018-02-21
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017, based on the closing price on that date of $20.45 on The New York Stock Exchange, was approximately $1,167,698,099. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 20, 2018 was 60,400,496.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2018 annual meeting of stockholders are incorporated by reference in Part III.

TPG SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2017

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

PART I

In this Annual Report, except where the context suggests otherwise, the terms “TSL,” “TSLX,” “we,” “us,” “our,” and “the Company” refer to TPG Specialty Lending, Inc. The term “Adviser” refers to TSL Advisers, LLC, a Delaware limited liability company. The term “TSSP” refers to TPG Sixth Street Partners. The term “TPG” refers to TPG Global, LLC and its affiliates.

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2017, we have originated more than $7.3 billion aggregate principal amount of investments and retained approximately $4.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2017, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 83.2% of our total investments based on fair value, had weighted average annual revenue of $130.3 million and weighted average annual EBITDA of $25.1 million.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees.

We have operated as a business development company, or a BDC, since we began our investment activities in July 2011, and we are currently one of the largest publicly listed BDCs by total assets. In conducting our investment activities, we believe that we benefit from the significant scale and resources of our Adviser and its affiliates.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2017, based on fair value our portfolio consisted of 93.4% first-lien debt investments, 3.6% second-lien debt investments, and 3.0% equity and other investments. All of our debt investments based on fair value as of December 31, 2017 bore interest at floating rates (when including investment specific hedges), with 93.3% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2017 we had investments in 45 portfolio companies, with an average investment size of approximately $37.6 million based on fair value. As of December 31, 2017, the largest single investment based on fair value represented 6.7% of our total investment portfolio.

As of December 31, 2017, our portfolio was invested across 17 different industries. The largest industries in our portfolio as of December 31, 2017 were financial services and business services, which represented, as a percentage of our portfolio, 14.0%, and 13.8%, respectively, based on fair value.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Because we elected to be a BDC and have elected to be treated as a RIC for U.S. federal income tax purposes, our portfolio is and will continue to be subject to diversification and other requirements to maintain such status elections.

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

Relationship with our Adviser, TSSP and TPG

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator, and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Our Adviser sources and manages our portfolio through our Investment Team, a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and TPG Sixth Street Partners, LLC, or “TSSP”.

TSSP, with approximately $20 billion of assets under management as of September 30, 2017, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 180 investment and operating professionals. As of December 31, 2017, thirty one (31) of these personnel are dedicated to our business, including twenty four (24) investment professionals.

TPG is a leading global private investment firm founded in 1992 with over $79 billion of assets under management as of September 30, 2017, and offices in San Francisco, Fort Worth, New York and throughout the world. In addition to TSSP, TPG’s investment business includes discrete investment platforms focused on a range of alternative investment products, including TPG Capital, which is TPG’s flagship large capitalization private equity business and focuses on global investments across all major industry sectors; TPG Growth, which invests in small- and middle-market growth equity and corporate opportunities in all major industry sectors in North America and in other developed and emerging markets; TPG Biotechnology Partners, which invests in early- and late-stage venture capital opportunities in the biotechnology and related life sciences industries; and TPG Real Estate, which is the real estate platform of TPG. TPG has extensive experience with global public and private investments executed through leveraged buyouts, recapitalizations, spinouts, growth investments, joint ventures and restructurings, and has a team of over 390 deal professionals.

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

In November 2017, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2018, and may be extended subject to required approvals.

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

Investment Process Overview

Origination and Sourcing

The substantial majority of our investments are not intermediated and are originated without the assistance of investment banks or other traditional Wall Street sources. In addition to executing direct calling campaigns on companies based on the Adviser’s sector and macroeconomic views, our Investment Team also maintains direct contact with financial sponsors, banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of investment opportunities. The substantial majority of our deals are informed by our current sector views and are sourced directly by our Adviser through our network contacts. We also identify opportunities through our Adviser’s relationships with TSSP and TPG.

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

Investments

As of December 31, 2017 and 2016, we had made investments with an aggregate fair value of $1,693.7 million and $1,657.4 million, respectively, in 45 and 52 portfolio companies, respectively.

Investments consisted of the following at December 31, 2017 and 2016:

	December 31, 2017
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,561.3	$1,581.3	$20.0
Second-lien debt investments	63.0	60.9	(2.1)
Mezzanine and unsecured debt investments	—	—	—
Equity and other investments	62.0	51.5	(10.5)
Total Investments	$1,686.3	$1,693.7	$7.4

	December 31, 2016
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,592.8	$1,599.6	$6.8
Second-lien debt investments	24.0	19.6	(4.4)
Mezzanine and unsecured debt investments	10.7	10.7	—
Equity and other investments	40.2	27.5	(12.7)
Total Investments	$1,667.7	$1,657.4	$(10.3)

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
Automotive	1.8%	1.8%
Beverage, food, and tobacco	4.5%	3.5%
Business services	13.8%	17.0%
Chemicals	0.7%	0.7%
Communications	6.7%	—
Education	8.8%	6.0%
Electronics	—	4.2%
Financial services	14.0%	10.8%
Healthcare	12.6%	12.2%
Hotel, gaming, and leisure	2.1%	4.5%
Human resource support services	—	6.5%
Insurance	3.8%	4.0%
Internet services	2.9%	3.1%
Manufacturing	3.3%	4.4%
Marketing services	3.6%	1.7%
Office products	1.2%	2.2%
Oil, gas and consumable fuels	5.5%	2.7%
Other	—	0.5%
Pharmaceuticals	8.2%	4.5%
Retail and consumer products	6.5%	8.9%
Transportation	—	0.8%
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the product or services (such as software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
United States
Midwest	10.0%	12.8%
Northeast	22.9%	29.3%
South	21.6%	24.5%
West	40.6%	28.0%
Canada	2.0%	1.6%
Europe	2.9%	3.8%
Total	100.0%	100.0%

Investment Commitments

As of December 31, 2017 and 2016, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2017	December 31, 2016
AppStar Financial, LLC - Revolver	$2.0	$2.0
Clarabridge, Inc. - Revolver	—	2.5
CrunchTime Information Systems, Inc. - Delayed Draw	—	12.0
CrunchTime Information Systems, Inc. - Revolver	—	2.0
Ecommerce Industries, Inc. - Revolver	—	2.5
Frontline Technologies Group LLC - Delayed Draw	9.4	—
Heartland Automotive Holdings, LLC - Revolver	—	4.1
Helix Health Ltd. - Revolver	4.4	3.9
Illuminate Education, Inc. - Revolver	5.0	—
Industrial Physics LLC - Revolver	5.0	—
IRGSE Holding Corp. - Revolver	0.3	0.2
Lithium Technologies LLC - Revolver	3.7	—
Leaf US Holdings, Inc. - Revolver	2.0	2.0
Marketo, Inc. - Revolver	1.9	1.9
Northern Oil & Gas - Delayed Draw	16.2	—
My Alarm Center, LLC - Delayed Draw	—	0.8
Network Merchants, Inc. - Revolver	—	0.8
PayLease, LLC - Revolver	3.3	5.0
PaySimple - Revolver	5.0	—
Rex Energy Corporation - Delayed Draw	11.1	—
Riskonnect, Inc. - Revolver	5.0	—
Sailpoint Technologies, Inc. - Revolver	—	1.2
ScentAir Technologies, Inc. - Revolver	0.8	2.1
Sovos Compliance, LLC - Delayed Draw	3.0	—
Sovos Compliance, LLC - Revolver	1.7	0.8
Total Portfolio Company Commitments	$79.8	$43.8

Other Commitments and Contingencies

As of December 31, 2017, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date. As of December 31, 2016, we had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2017, management is not aware of any pending or threatened litigation.

Competition

We compete for investments with a number of BDCs and other investment funds (including private debt and equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we expect to face, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Capital Resources and Borrowings

We anticipate generating cash in the future from issuances of common stock and cash flows from operations, including interest received on our cash and cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2017 and 2016, our asset coverage was 235.5% and 237.7%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$975.0	$486.8	$488.2	$479.7
2019 Convertible Senior Notes	115.0	115.0	—	112.2
2022 Convertible Senior Notes	115.0	115.0	—	111.5
Total Debt	$1,205.0	$716.8	$488.2	$703.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility and 2019 and 2022 Convertible Senior Notes are presented net of deferred financing costs of $7.1 million, $1.5 million and $3.2 million, respectively

	December 31, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$945.0	$578.7	$366.3	$569.9
2019 Convertible Senior Notes	115.0	115.0	—	110.8
Total Debt	$1,060.0	$693.7	$366.3	$680.7

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and 2019 Convertible Senior Notes are presented net of deferred financing costs of $8.7 million and $2.3 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense were as follows:

($ in millions)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Interest expense	$22.9	$20.5	$15.3
Commitment fees	2.0	0.8	1.8
Amortization of deferred financing costs	3.2	2.2	5.9
Accretion of original issue discount	0.7	0.6	0.5
Swap settlement	(1.4)	(1.0)	(1.5)
Total Interest Expense	$27.4	$23.1	$22.0
Average debt outstanding	$645.1	$725.9	$540.8
Weighted average interest rate	3.3%	2.7%	2.6%
Average 1-month LIBOR rate	1.1%	0.5%	0.2%

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

For each of the years ended December 31, 2017 and 2016, Management Fees were $24.3 million, of which less than $0.1 million and $0.1 million, respectively, were waived in each period.

For the periods ended December 31, 2016 and prior, the Adviser voluntarily waived the Management Fee on our ownership of shares of common stock in TICC Capital Corp. (the “TICC Shares”).

In addition, the Adviser has voluntarily waived the Management Fee on our ownership of shares of common stock in Triangle Capital Corp. (the “TCAP Shares”) for any period in which Triangle Capital Corp. remains our portfolio company.

For the year ended December 31, 2017, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to our ownership of the TCAP Shares. For the year ended December 31, 2016, Management Fees of $0.1 million were waived consisting solely of Management Fees attributable to our ownership of the TICC Shares.  Any waived Management Fees are not subject to recoupment by the Adviser.

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

(ii)

The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from our inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. We accrue, but do not pay, a capital gains Incentive Fee with respect to unrealized capital appreciation because a capital gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of our realized capital gains that accrued prior to March 31, 2014, is subject to an incentive fee rate of 15% and the portion of our realized capital gains that accrued beginning April 1, 2014 is subject to an incentive fee rate of 17.5%.

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

For the years ended December 31, 2017, and 2016, Incentive Fees were $25.5 million and $22.7 million, respectively, all of which were realized and payable to the Adviser. For the years ended December 31, 2017 and 2016, no incentive fees were accrued related to capital gains.

For the periods ended December 31, 2016 and prior, the Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TICC Shares. The Adviser did not waive any part of the Capital Gains Fee attributable to our ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares apply against our cumulative realized capital gains on which the Capital Gains Fee is calculated.

In addition, the Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TCAP Shares for any period in which Triangle Capital Corp. remains our portfolio company. The Adviser has not waived any part of the Capital Gains Fee attributable to our ownership of the TCAP Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TCAP Shares will be applied against our cumulative realized capital gains on which the Capital Gains Fee is calculated.

For the year ended December 31, 2017, Incentive Fees of less than $0.1 million were waived consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. For the year ended December 31, 2016, Incentive Fees of $0.3 million were waived consisting solely of Incentive Fees attributable to our ownership of the TICC Shares.  Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since our IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to our ownership of the TCAP Shares and TICC Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement. There can be no assurance that the Adviser will continue to waive Management Fees or Incentive Fees related to our ownership of the TCAP Shares or TICC Shares, as the Adviser can discontinue the voluntary waiver at any time. Accordingly, we may be required to continue to pay the full amount of the Management Fee and Incentive Fee, including with respect to the TCAP Shares or TICC Shares, in future periods.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. The Administration Agreement was subsequently amended on February 22, 2017 to make certain clarifications to the agreement to provide greater detail regarding the scope of the reimbursable costs and expenses of the Administrator’s services. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the years ended December 31, 2017 and 2016, we incurred expenses of $3.5 million and $3.1 million, respectively, for administrative services payable under the terms of the Administration Agreement.

From time to time, the Adviser may pay amounts owed by us to third-party providers of goods or services, including the Board, and we will subsequently reimburse the Adviser for such amounts paid on our behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

In November 2017, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2018, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

Capital Gains Fee = (Weighted Percentage multiplied by ($12 million cumulative realized capital gains)) less $1.2 million cumulative Capital Gains Fee previously paid = $1.8 million less $1.2 million = $0.6 million

Weighted Percentage = (15% multiplied by ($12 million Pre-IPO Gain Amount divided by $12 million Total Gain Amount)) plus (17.5% multiplied by ($0 Post-IPO Gain Amount divided by $12 million Total Gain Amount)) = 15%

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

Capital Gains Fee = (Weighted Percentage multiplied by ($36 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.18 million cumulative Capital Gains Fee previously paid = $5.57 million less $4.18 million = $1.39 million

Weighted Percentage = (15% multiplied by ($16 million Pre-IPO Gain Amount divided by $36 million Total Gain Amount)) plus (17.5% multiplied by ($20 million Post-IPO Gain Amount divided by $36 million Total Gain Amount)) = 16.39%

Payment of Our Expenses

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2018, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, TSSP, TPG and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed the Investment Advisory Agreement in November 2017. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after any borrowing or issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2017 and 2016, our asset coverage was 235.5% and 237.7% respectively.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.” We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 18, 2017, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 18, 2018. We may in the future seek such approval again; however, there is no assurance such approval will be obtained. In this case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities. In addition, we may generally issue new common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Senior Securities

As a BDC, we generally must have 200% asset coverage for our debt after incurring any new indebtedness, meaning that the total value of our assets must be at least twice the amount of the debt (i.e., 50% leverage). As of December 31, 2017 and 2016, our asset coverage was 235.5% and 237.7% respectively.

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

Code of Ethics

As required by the Advisers Act and the 1940 Act, we and the Adviser have adopted codes of ethics which apply to, among others, our and our Adviser’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as our Adviser’s officers, directors and employees. The codes of ethics establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. There have been no material changes to the codes or material waivers of the codes that apply to our Chief Executive Officer or Chief Financial Officer.

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

If in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to our stockholders as ordinary dividends to the extent of our current or accumulated earnings and profits, and distributions would not be required. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five years.

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

We may need to periodically access the debt and equity capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities or cash flows from operations.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The 1940 Act limits our ability to incur borrowings and issue debt securities and preferred stock, which we refer to as senior securities, requiring that after any borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. We may need to continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. Consequently, if the value of our assets declines or we are unable to access the capital markets we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we borrow money or issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 18, 2017, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 18, 2018. We may in the future seek such approval again; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of the date of this Annual Report, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

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

As of December 31, 2017, we had $716.8 million of outstanding indebtedness, which had an annualized interest cost of 3.34% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rate on our 2019 and 2022 Convertible Senior Notes. As of December 31, 2017, the interest rate on our 2019 Convertible Senior Notes, as adjusted to give effect to the interest rate swaps, was three-month London Interbank Offered Rate, or LIBOR, plus 286 basis points and the interest rate on our 2022 Convertible Senior Notes was three-month LIBOR plus 237.2 basis points.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 1.4%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

	Assumed Return on Our Portfolio (net of expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (1)	-20.22%	-11.34%	-2.47%	6.40%	15.28%

(1)

Assumes, as of December 31, 2017, (i) $1.7 billion in total assets, (ii) $716.8 million in outstanding indebtedness, (iii) $969.3 million in net assets and (iv) annualized interest cost of 3.34%, under the terms of our debt.

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

As a BDC, under the 1940 Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 200%. Legislation introduced in congress, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and you may face increased investment risk. In addition, since our Management Fee is calculated as a percentage of the value of our gross assets, which includes cash, cash equivalents and any borrowings for investment purposes, our Management Fee expenses will increase if we incur additional indebtedness.

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

As of December 31, 2017 and 2016, we elected to retain approximately $64 million and $52 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded an expense of $2.8 million and $2.2 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

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

If the Adviser and TPG were to determine that an investment is appropriate both for us and for one or more other TSSP or TPG vehicles, we would only be able to make the investment in conjunction with another vehicle to the extent the exemptive order granted to us by the SEC permits us to do so or the investment is otherwise permitted under relevant SEC guidance. On December 16, 2014, we were granted an exemptive order from the SEC that, if certain conditions are met, allows us to co-invest with affiliates of TSSP and TPG in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. These conditions include, among others, prior approval by a majority of our Independent Directors and that the terms and conditions of the investment applicable to any affiliates of TSSP and TPG must be the same as those applicable to us. We cannot assure you when or whether we will apply for any other exemptive relief in the future and whether such orders will be obtained.

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

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In particular, changes to the laws and regulations governing BDCs or the interpretation of these laws and regulations by the staff of the SEC could disrupt our business model. For example, tax reform legislation could have an adverse impact on us, the credit markets and our portfolio companies, to the extent the reduction in corporate tax rates or limitations on interest expense impact the credit markets and our portfolio companies. Any changes to the laws and regulations governing our operations or the U.S. federal income tax treatment of our assets may cause us to alter our investment strategy to avail ourselves of new or different opportunities. For more information on tax regulatory risks, see “Risks Related to our Portfolio Company Investments.”

On July 21, 2010, the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. Some of the provisions of the Dodd-Frank Act have been implemented, while others have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities, and uncertainty remains about the details of implementation. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, as well as the uncertainty surrounding such rules and proposals may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as “systemically important financial institutions” or “SIFIs,” and repeal the Department of Labor (“DOL”) “fiduciary rule” governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill has been referred to the Senate, where it is unlikely to pass in its current form. On November 16, 2017, a bipartisan group of U.S. Senators, led by the Senate Banking

Committee Chairman, introduced the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Senate Regulatory Relief Bill”). The Senate Regulatory Relief Bill would revise various post-crisis regulatory requirements and provide targeted regulatory relief to certain financial institutions. Among the most significant of its proposed amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as SIFIs, an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. On December 5, 2017, the Senate Banking Committee approved the Senate Regulatory Relief Bill. If the legislation is adopted in the Senate, it remains unclear whether and how it would be reconciled with its House-passed counterpart, the Financial Choice Act, which is substantially different in scope and substance, and ultimately approved by both chambers of Congress. At this time it is unclear what impact the Financial Choice Act, the Senate Regulatory Relief Bill or other pending legislation and developments will have on regulations that affect our, our competitors’ and our portfolio companies’ businesses.

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

The interest rates of our debt investments to our portfolio companies and our indebtedness that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. Amounts drawn under the Revolving Credit Facility also currently bear interest at LIBOR plus a margin.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.

In addition, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital.

Recently enacted tax reform legislation may adversely affect our business.

Recently enacted legislation has made significant changes to the U.S. federal income tax system.  Among other things, the legislation may limit the ability of borrowers to fully deduct interest expense.  This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans.  The changes to interest deductibility, utility of net operating losses and other provisions of the legislation could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us.  Prospective investors are urged to consult with their own advisors about the potential effects of this legislation on the loan market and about its tax consequences of an investment in us.

Risks Related to Economic Conditions

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The U.S. capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 have led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Although recent indicators suggest improvement in the capital markets, we cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in late 2016 and three times in 2017, the Federal Reserve raised the target range for the federal funds rate. If key economic indicators, such as the unemployment rate or inflation, continue to show signs of improvement, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and during these periods may be unable to repay the loans we made to them. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

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

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure you that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower. If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk and interest rate risk related to specific portfolio companies. In addition, in connection with our Convertible Senior Notes and 2023 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

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

Recent and anticipated regulatory changes require that certain types of swaps, including interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Cleared swaps, such as the interest rate swaps we entered into in connection with certain investments in portfolio companies and our Convertible Senior Notes and 2023 Notes, require us to post collateral. Any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations. U.S. regulators have adopted rules imposing margin requirements for derivatives executed with registered swap dealers that are not cleared. These new requirements could significantly increase the cost of using non-cleared swaps to hedge our interest rate and foreign exchange risk.

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

If we were unable to satisfy the conditions of Letter 12-40 in the future, our Adviser may be subject to registration with the CFTC as a CPO. Registered CPOs must comply with numerous substantive regulations related to disclosure, reporting and recordkeeping, and are required to become members of the National Futures Association, or the NFA, and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements could increase our expenses and impact performance. The Adviser previously relied on the exemption from registration in CFTC Rule 4.13(a)(3), which is not available for advisers of companies whose stock is marketed to the public.

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

We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. For example, if our shares are not treated as regularly traded and we are not held by more than 500 persons at all times during the taxable year, we might not be treated as a publicly offered regulated investment company. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the Management Fees and Incentive Fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions are not deductible by individuals, trusts or estates.

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

We intend to continue paying dividends on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC or restrictions under our credit facilities, we may be limited in our ability to pay dividends. Although a portion of our expected earnings and dividend distributions will be attributable to net interest income, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly dividend payments.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We cannot assure you that the market price of shares of our common stock will not decline.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. In the past, shares of BDCs, including at times shares of our common stock, have traded at prices per share below net asset value per share. We cannot predict whether our common stock will trade at a price per share above, at or below net asset value per share. In addition, if our common stock trades below its net asset value per share, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our Independent Directors for such issuance.

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

We have entered into an agreement with Goldman, Sachs & Co., which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman, Sachs & Co, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or February 28, 2018. On February 21, 2018, our Board of Directors authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2018.

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

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us for the years ended December 31, 2017 and 2016. On February 20, 2018, the last reported closing sales price of our common stock on the NYSE was $18.16 per share, which represented a premium of approximately 12.9% to the net asset value per share reported by us as of December 31, 2017.

				High	Low
				Sales	Sales	Cash
				Price to	Price to	Dividend
	Net Asset	Price Range		Net Asset	Net Asset	Per
	Value (1)	High	Low	Value (2)	Value (2)	Share (3)
Year ended December 31, 2017
First Quarter	$16.04	$20.39	$18.27	27.1%	13.9%	$0.39
Second Quarter	$16.15	$20.99	$20.31	30.0%	25.8%	$0.43
Third Quarter	$16.09	$21.61	$19.94	34.3%	23.9%	$0.48
Fourth Quarter	$16.09	$21.12	$19.80	31.3%	23.1%	$0.45

Year ended December 31, 2016
First Quarter	$15.11	$16.86	$15.15	11.6%	0.3%	$0.39
Second Quarter	$15.55	$16.74	$15.97	7.7%	2.7%	$0.39
Third Quarter	$15.78	$18.77	$16.61	18.9%	5.3%	$0.39
Fourth Quarter	$15.95	$19.05	$17.43	19.4%	9.3%	$0.39

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

Holders

As of February 20, 2018, there were approximately 5 holders of record of our common stock (including Cede & Co.).

Dividends

The following tables summarize dividends declared during the years ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 22, 2017	Base	April 7, 2017 (1)	April 28, 2017	$0.39
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	0.04
May 3, 2017	Base	June 15, 2017	July 14, 2017	0.39
August 2, 2017	Supplemental	August 31, 2017	September 29, 2017	0.09
August 2, 2017	Base	September 15, 2017	October 13, 2017	0.39
November 7, 2017	Supplemental	November 30, 2017	December 29, 2017	0.06
November 7, 2017	Base	December 15, 2017	January 12, 2018	0.39
Total Dividends Declared				$1.75

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

	Year Ended
	December 31, 2016
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 24, 2016	Base	March 31, 2016	April 29, 2016	$0.39
May 4, 2016	Base	June 30, 2016	July 29, 2016	0.39
August 3, 2016	Base	September 30, 2016	October 31, 2016	0.39
November 7, 2016	Base	December 31, 2016	January 31, 2017	0.39
Total Dividends Declared				$1.56

The dividends declared during the years ended December 31, 2017 and 2016, were derived from net investment income and net realized capital gains, determined on a tax basis. See “ITEM 1. BUSINESS—Dividend Policy” and “ITEM 1. BUSINESS—Dividend Reinvestment Plan” for a description of our dividend policy and obligations.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 21, 2014 (the date of our IPO) to December 31, 2017 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index and the S&P U.S. Issued High Yield Corporate Bond Index. This graph assumes that on March 21, 2014, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index and the S&P U.S. Issued High Yield Corporate Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in millions, except per share amounts)	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data
Income
Total Investment Income	$210.9	$192.4	$173.4	$163.3	$92.6
Expenses
Net Expenses	87.8	82.8	76.6	57.7	34.9
Net Investment Income Before Income Taxes	123.1	109.6	96.8	105.6	57.7
Net Investment Income	120.3	107.3	95.3	104.4	57.5
Total Change in Net Unrealized Gain (Loss)	5.3	29.8	(28.5)	(17.7)	8.4
Total Net Realized Gain (Loss)	(14.0)	(0.1)	(3.2)	(1.7)	1.1
Increase in Net Assets Resulting from Operations	111.6	137.0	63.6	85.0	67.0
Earnings per common share—basic and diluted (1)(2)	$1.86	$2.34	$1.18	$1.68	$1.93

	For the Year Ended December 31,
($ in millions, except per share amounts)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data
Cash and cash equivalents	$6.7	$4.9	$2.4	$2.4	$3.5
Investments at fair value	$1,693.7	$1,657.4	$1,485.7	$1,263.5	$1,016.5
Total assets	$1,720.2	$1,675.5	$1,506.5	$1,288.9	$1,032.9
Total debt	$703.4	$680.7	$642.4	$381.1	$426.0
Total liabilities	$750.9	$723.3	$685.8	$453.5	$458.2
Total net assets	$969.3	$952.2	$820.7	$835.4	$574.7
Net asset value per share (1)	$16.09	$15.95	$15.15	$15.53	$15.52
Other Data:
Number of portfolio companies at year end	45	52	46	34	27
Dividends declared per share (1)	$1.75	$1.56	$1.56	$1.53	$1.56
Total return based on net asset value (3)	11.9%	15.5%	7.6%	9.9%	12.4%
Weighted average yield of debt and income producing securities at fair value (4)	10.7%	10.4%	10.3%	10.3%	10.4%
Weighted average yield of debt and income producing securities at amortized cost (4)	10.8%	10.4%	10.1%	10.3%	10.6%
Fair value of debt investments as a percentage of principal	99.4%	98.5%	96.7%	98.2%	99.8%
Weighted average fair value of debt investments as a percentage of call price	95.6%	95.0%	92.1%	93.4%	94.9%

(1)	The indicated amounts for periods prior to December 3, 2013 have been retroactively adjusted for the stock split which was effected in the form of a stock dividend.
(2)	Earnings per common share is based on weighted average shares of common stock outstanding during the period.
(3)

U.S. GAAP requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. Our total return set forth in the table above for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees prior to our IPO and separately with respect to our ownership of shares of common stock of Triangle Capital Corp. and TICC Capital Corp. The Management Fee, excluding the effects of the waivers, would have been $24.3 million, $24.3 million, $21.3 million, $18.3 million, and $13.4 million for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively. The Incentive Fee excluding the effects of the waiver would have been $25.5 million, $22.7 million and $20.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On August 4, 2015, our Board authorized us to enter into a new stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. On February 21, 2018, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2018. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2018 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2017, we have originated more than $7.3 billion aggregate principal amount of investments and retained approximately $4.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2017, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 83.2% of our total investments based on fair value, had weighted average annual revenue of $130.3 million and weighted average annual EBITDA of $25.1 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2017, the largest single investment based on fair value represented 6.7% of our total investment portfolio.

As of December 31, 2017, the average investment size in each of our portfolio companies was approximately $37.6 million based on fair value.

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

As of December 31, 2017, the largest industry represented 14.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2017, approximately 97.0% of our portfolio was invested in secured debt, including 93.4% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2017, the weighted average term on new investment commitments in new portfolio companies was 4.2 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2017, we had call protection on 91.2% of our debt investments based on fair value, with weighted average call prices of 106.2% for the first year, 103.2% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of December 31, 2017, 100.0% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 93.3% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser, TSSP and TPG

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Chief

Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and TPG Sixth Street Partners, or TSSP.

TSSP, with approximately $20 billion of assets under management as of September 30, 2017, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 180 investment and operating professionals. As of December 31, 2017, thirty one (31) of these personnel are dedicated to our business, including twenty four (24) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2017, 100.0% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 93.3% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the year ended December 31, 2017, 2.8% of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of December 31, 2017, our portfolio based on fair value consisted of 93.4% first-lien debt investments, 3.6% second-lien debt investments, and 3.0% equity and other investments.  As of December 31, 2016, our portfolio based on fair value consisted of 96.5% first-lien debt investments, 1.2% second-lien debt investments, 0.6% mezzanine and unsecured debt investments, and 1.7% equity and other investments.

As of December 31, 2017 and December 31, 2016, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.7% and 10.4%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.8% and 10.4%, respectively.

As of December 31, 2017 and December 31, 2016, we had investments in 45 and 52 portfolio companies, respectively, with an aggregate fair value of $1,693.7 million and $1,657.4 million, respectively.

For the year ended December 31, 2017, we made new investment commitments of $1,072.6 million in 22 new portfolio companies and 12 existing portfolio companies. For this period, we had $951.5 million aggregate principal amount in exits and repayments.

For the year ended December 31, 2016, we made new investment commitments of $562.7 million in 14 new portfolio companies and 9 existing portfolio companies. For this period, we had $416.5 million aggregate principal amount in exits and repayments.

For the year ended December 31, 2015, we made new investment commitments of $718.7 million in 20 new portfolio companies and 14 existing portfolio companies. For this period, we had $385.2 million aggregate principal amount in exits and repayments.

Our investment activity for the years ended December 31, 2017, 2016 and 2015 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in millions)	2017	2016	2015
New investment commitments:
Gross originations	$2,251.5	$761.5	$964.2
Less: Syndications/sell downs	1,178.9	198.8	245.5
Total new investment commitments	$1,072.6	$562.7	$718.7
Principal amount of investments funded:
First-lien	$958.9	$518.0	$581.3
Second-lien	—	—	40.6
Mezzanine and unsecured	—	2.1	23.3
Equity and other	30.4	—	18.8
Total	$989.3	$520.1	$664.0
Principal amount of investments sold or repaid:
First-lien	$906.0	$316.2	$353.3
Second-lien	15.7	72.1	27.0
Mezzanine and unsecured	11.5	23.7	4.9
Equity and other	18.3	4.5	—
Total	$951.5	$416.5	$385.2
Number of new investment commitments in new portfolio companies	22	14	20
Average new investment commitment amount in new portfolio companies	$39.2	$35.2	$31.6
Weighted average term for new investment commitments in new portfolio companies (in years)	4.8	4.3	5.0
Percentage of new debt investment commitments at floating rates (1)	100.0%	99.6%	95.2%
Percentage of new debt investment commitments at fixed rates	—	0.4%	4.8%
Weighted average interest rate of new investment commitments	9.5%	9.1%	8.9%
Weighted average spread over LIBOR of new floating rate investment commitments	8.3%	8.3%	8.3%
Weighted average interest rate on investments sold or paid down	9.5%	8.6%	10.0%

(1)

Includes two fixed rate investments for the year ended December 31, 2017 and one fixed rate investment for the years ended December 31, 2016 and December 31, 2015 for which we entered into interest rate swap agreements to swap to floating rates.

As of December 31, 2017 and 2016, our investments consisted of the following:

	December 31, 2017		December 31, 2016
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,581.3	$1,561.3	$1,599.6	$1,592.8
Second-lien debt investments	60.9	63.0	19.6	24.0
Mezzanine and unsecured debt investments	—	—	10.7	10.7
Equity and other investments	51.5	62.0	27.5	40.2
Total	$1,693.7	$1,686.3	$1,657.4	$1,667.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,693.7	100.0%	$1,657.4	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,693.7	100.0%	$1,657.4	100.0%

	December 31, 2017		December 31, 2016
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,686.3	100.0%	$1,667.7	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,686.3	100.0%	$1,667.7	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Weighted average total yield of debt and income producing securities	10.7%	10.4%
Weighted average interest rate of debt and income producing securities	10.2%	9.8%
Weighted average spread over LIBOR of all floating rate investments (1)	8.8%	8.9%

(1)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2017 and 2016. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2017		December 31, 2016
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,382.7	81.6%	$1,099.1	66.4%
2	250.9	14.8	382.0	23.0
3	60.1	3.6	176.3	10.6
4	—	—	—	—
5	—	—	—	—
Total	$1,693.7	100.0%	$1,657.4	100.0%

Results of Operations

Operating results for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Total investment income	$210.9	$192.4	$173.4
Less: Net expenses	87.8	82.9	76.6
Net investment income before income taxes	123.1	109.5	96.8
Less: Income taxes, including excise taxes	2.8	2.2	1.5
Net investment income	120.3	107.3	95.3
Net realized losses (1)	(14.0)	(0.1)	(3.2)
Net change in unrealized gains (losses) (1)	5.3	29.8	(28.5)
Net increase in net assets resulting from operations	$111.6	$137.0	$63.6

(1)	Includes foreign exchange hedging activity.

Investment Income

	Year Ended December 31,
($ in millions)	2017	2016	2015
Interest from investments	$200.7	$177.8	$164.6
Dividend income	0.4	1.7	0.9
Other income	9.8	12.9	7.9
Total investment income	$210.9	$192.4	$173.4

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $177.8 million for the year ended December 31, 2016 to $200.7 million for the year ended December 31, 2017, primarily due to an increase in accelerated amortization of upfront fees and prepayment fees. Accelerated amortization of upfront fees, primarily from unscheduled paydowns, increased from $5.4 million for the year ended December 31, 2016 to $21.1 million for the year ended December 31, 2017, and prepayment fees increased from $2.6 million for the year ended December 31, 2016 to $12.8 million for the year ended December 31, 2017. The accelerated amortization and prepayment fees primarily resulted from full paydowns on seven portfolio investments, a partial paydown on one portfolio investment and prepayment fees on four portfolio investments during the year ended December 31, 2016, and full paydowns on 22 portfolio investments, partial paydowns on seven portfolio investments and prepayment fees on 12 portfolio investments during the year ended December 31, 2017. Dividend income decreased from $1.7 million for the year ended December 31, 2016 to $0.4 million for the year ended December 31, 2017 due to a partial realization of dividend yielding investments in 2017. Other income decreased from $12.9 million for the year ended December 31, 2016 to $9.8 million for the year ended December 31, 2017, primarily due to lower syndication, amendment and agency fees earned during 2017.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $164.6 million for the year ended December 31, 2015 to $177.8 million for the year ended December 31, 2016, primarily due to the increase in the size of our investment portfolio. The average size of our investment portfolio increased from $1.4 billion during the year ended December 31, 2015 to $1.6 billion during the year ended December 31, 2016. Accelerated amortization of upfront fees, primarily from unscheduled paydowns, decreased from $6.9 million for the year ended December 31, 2015 to $5.4 million for the year ended December 31, 2016, and prepayment fees decreased from $15.4 million for the year ended December 31, 2015 to $2.6 million for the year ended December 31, 2016. The accelerated amortization and prepayment fees primarily resulted from full paydowns on 11 portfolio investments, a partial paydown on one portfolio investment and prepayment fees on 13 portfolio investments during the year ended December 31, 2015, and full paydowns on seven portfolio investments, a partial paydown on one portfolio investment and prepayment fees on four portfolio investments during the year ended December 31, 2016. Dividend income increased from $0.9 million for the year ended December 31, 2015 to $1.7 million for the year ended December 31, 2016 due to owning our dividend yielding investments for a full calendar year. Other income increased from $7.9 million for the year ended December 31, 2015 to $12.9 million for the year ended December 31, 2016, primarily due to higher syndication, amendment and agency fees earned during 2016.

Expenses

Operating expenses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Interest	$27.4	$23.1	$22.0
Management fees (net of waivers)	24.3	24.1	21.2
Incentive fees related to pre-incentive fee net investment income (net of waivers)	25.5	22.4	20.0
Incentive fees related to realized/unrealized capital gains	—	—	—
Professional fees	5.4	8.5	8.2
Directors fees	0.4	0.4	0.4
Other general and administrative	4.8	4.4	4.8
Net Expenses	$87.8	$82.9	$76.6

Interest

Interest expense, including other debt financing expenses, increased from $23.1 million for the year ended December 31, 2016 to $27.4 million for the year ended December 31, 2017. This increase was primarily due to an increase in the average 1-month LIBOR rate for the year ended December 31, 2016 from 0.5% to 1.1% for the year ended December 31, 2017 and an increase in our average interest rate on debt outstanding due to a change in the mix of our debt financing sources. The average interest rate on our debt outstanding increased from 2.7% for the year ended December 31, 2016 to 3.3% for the year ended December 31, 2017 due to the increase in LIBOR and a change in the mix of our debt financing sources.

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

Management Fees

Management Fees (net of waivers) increased from $24.1 million for the year ended December 31, 2016 to $24.3 million for the year ended December 31, 2017. Management Fees remained flat at $24.3 million for the years ended December 31, 2016 and December 31, 2017 due to total assets remaining $1.6 billion for the years ended December 31, 2016 and December 31, 2017. Management Fees waived decreased from $0.1 million for the year ended December 31, 2016  to less than $0.1 million for the year ended December 31, 2017 due to owning investments subject to fee waivers for a shorter period in 2017 than 2016. Management Fees waived during the year ended December 31, 2016 were solely attributable to our ownership of TICC Shares. Management Fees waived during the year ended December 31, 2017 were solely attributable to our ownership of TCAP Shares.

Management Fees (net of waivers) increased from $21.2 million for the year ended December 31, 2015 to $24.1 million for the year ended December 31, 2016. Management Fees increased from $21.3 million for the year ended December 31, 2015 to $24.3 million for the year ended December 31, 2016 due to the increase in total assets, which increased from an average of $1.4 billion for the year ended December 31, 2015 to an average of $1.6 billion for the year ended December 31, 2016. Management Fees waived for both the year ended December 31, 2015 and the year ended December 31, 2016 were $0.1 million. Management Fees waived during the year ended December 31, 2015 and the year ended December 31, 2016 were solely attributable to our ownership of shares of common stock in the TICC Shares.

The Adviser has voluntarily waived the Management Fee on our ownership of the TCAP Shares for any period in which Triangle Capital Corp. remains our portfolio company. Any waived Management Fees are not subject to recoupment by the Adviser. For the period ended December 31, 2016 and prior, the Adviser voluntarily waived the Management Fee on our ownership of the TICC Shares. Any waived Management Fees are not subject to recoupment by the Adviser. Following our IPO, with the exception of its waiver of Management Fees attributable to our ownership of the TCAP Shares and TICC Shares, the Adviser has not waived its right to receive the full Management Fee payable pursuant to the Investment Advisory Agreement.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $22.4 million for the year ended December 31, 2016 to $25.5 million for the year ended December 31, 2017. This increase resulted from an increase in interest from investments received during the year ended December 31, 2017 and the related increase in net investment income.  Incentive Fees waived related to pre-Incentive Fee net investment income decreased from $0.3 million for the year ended December 31, 2016 to less than $0.1 million for the year ended December 31, 2017, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares for the year ended December 31, 2016 and to our ownership of the TCAP Shares for the year ended December 31, 2017. There were no Incentive Fees related to capital gains and losses for the year ended December 31, 2016 and the year ended December 31, 2017 due to realized and unrealized losses on our investments.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $20.0 million for the year ended December 31, 2015 to $22.4 million for the year ended December 31, 2016. This increase resulted from the increase in the size of the portfolio and related increase in net investment income.  Incentive Fees waived related to pre-Incentive Fee net investment income increased from $0.2 million for the year ended December 31, 2015 to $0.3 million for the year ended December 31, 2016, consisting solely of Incentive Fees attributable to our ownership of the TICC Shares. There were no Incentive Fees related to capital gains and losses for the year ended December 31, 2015 and the year ended December 31, 2016 due to realized and unrealized losses on our investments.

For the periods December 31, 2016 and prior, the Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TICC Shares. The Adviser has not waived any part of the Incentive Fee related to capital gains and losses attributable to our ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital appreciation and depreciation with respect to the TICC Shares applies towards our cumulative realized capital gains on which the Incentive Fee related to capital gains and losses is calculated.

In addition, the Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the TCAP Shares. The Adviser has not waived any part of the Incentive Fee related to capital gains and losses attributable to our ownership of the TCAP Shares and, accordingly, any realized capital gains or losses and unrealized capital appreciation and depreciation with respect to the TCAP Shares applies towards our cumulative realized capital gains on which the Incentive Fee related to capital gains and losses is calculated.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $8.5 million for the year ended December 31, 2016 to $5.4 million for the year ended December 31, 2017 due to additional professional fees incurred relating to our investment in the TICC Shares and related activity for the year ended December 31, 2016.  Other general and administrative fees increased from $4.4 million for the year ended December 31, 2016 to $4.8 million for the year ended December 31, 2017.

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

For the calendar years ended December 31, 2017, 2016 and 2015 we recorded a net expense of $2.8 million, $2.2 million and $1.5 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Net realized losses on investments	$(14.3)	$(0.8)	$(5.0)
Net realized gains on interest rate swaps	—	—	1.8
Net realized gains (losses) on foreign currency transactions	0.0	(0.2)	0.0
Net realized losses on foreign currency investments	(4.9)	(10.9)	(0.4)
Net realized gains on foreign currency borrowings	5.2	11.8	0.4
Net realized losses	$(14.0)	$(0.1)	$(3.2)

Change in unrealized gains on investments	$66.7	$56.7	$9.0
Change in unrealized losses on investments	(48.9)	(23.0)	(43.3)
Net Change in Unrealized Gains (Losses) on Investments	$17.8	$33.7	$(34.3)
Unrealized appreciation (depreciation) on foreign currency borrowings	(11.5)	(3.6)	6.3
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	0.0	0.0	(0.0)
Unrealized depreciation on interest rate swaps	(1.0)	(0.3)	(0.5)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(12.5)	$(3.9)	$5.8

Net Change in Unrealized Gains (Losses)	$5.3	$29.8	$(28.5)

For the years ended December 31, 2017, 2016 and 2015, we had net realized losses on investments of $14.3 million, $0.8 million and $5.0 million, respectively. For the year ended December 31, 2015, we had net realized gains on interest rate swaps of $1.8 million. We did not have realized gains or losses on interest rate swaps for the years ended December 31, 2017 or 2016. For both the years ended December 31, 2017, and 2015, we had net realized gains on foreign currency transactions of less than $0.1 million, respectively, and net realized losses on foreign currency transactions of $0.2 million for the year ended December 31, 2016, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2017, 2016 and 2015, we had net realized losses on foreign currency investments of $4.9 million, $10.9 million, $0.4 million, respectively. For the years ended December 31, 2017, 2016, and 2015 we had net realized gains on foreign currency borrowings of $5.2 million, $11.8 million and $0.4 million, respectively.

For the year ended December 31, 2017 we had $66.7 million in unrealized appreciation on 43 portfolio company investments, which was offset by $48.9 million in unrealized depreciation on 32 portfolio company investments. Unrealized appreciation for the year ended December 31, 2017 resulted from an increase in fair value, primarily due to reversal of prior period unrealized depreciation, positive valuation adjustments and tightening credit spreads. Unrealized depreciation for the year ended December 31, 2017 resulted from the reversal of prior period unrealized appreciation on realized investments and in some instances negative credit-related adjustments.

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

For the years ended December 31, 2017 and 2016, we had unrealized depreciation on foreign currency borrowings of $11.5 million and $3.6 million, respectively, primarily as a result of fluctuations in the GBP and EUR exchange rates for the year ended December 31, 2017 and GBP, SEK and EUR exchange rates for the year ended December 31, 2016. For the year ended December 31, 2015, we had unrealized appreciation on foreign currency borrowings of $6.3 million, primarily as a result of fluctuations in the GBP, SEK and EUR exchange rates. For both the years ended December 31, 2017 and 2016, we had unrealized appreciation on foreign currency cash and forward contracts of less than $0.1 million, primarily as a result of settling our foreign currency forward contracts. For the year ended December 31, 2015, we had unrealized depreciation on foreign currency cash and forward contracts of less than $0.1 million, primarily as a result of settling our foreign currency forward contracts. For the years ended December 31, 2017, 2016 and 2015, we had unrealized depreciation on interest rate swaps of $1.0 million, $0.3 million, and $0.5 million, respectively, due to fluctuations in interest rates.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2017, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.8% (based on total capital invested of $2.6 billion and total proceeds from these exited investments of $3.2 billion). Eighty eight percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the years ended December 31, 2017, 2016 and 2015, we had $11.5 million and $3.6 million of realized losses and $6.3 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2017, 2016 and 2015. See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2017. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of December 31, 2017, 2016 and 2015, our asset coverage ratio was 235.5%, 237.7%, and 225.7%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2017, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2017, we had approximately $488.2 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of December 31, 2017, we had $6.7 million in cash and cash equivalents. During the year ended December 31, 2017, we provided $82.4 million in cash for operating activities, primarily as a result of proceeds from investments of $103.6 million, repayments on investments of $922.5 million, and an increase in net assets resulting from operations of $111.6 million, which was partially offset by funding portfolio investments of $1,028.0 million and other operating activity of $27.3 million. Lastly, cash used in financing activities was $81.7 million during the period, primarily due to paydowns on our Revolving Credit Facility of $1,171.6 million, dividends paid of $94.7 million, and deferred financing costs of $3.9 million, which were partially offset by borrowings of $1,188.5 million (including the issuance of $115.0 million principal amount of our 2022 Convertible Senior Notes).

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

As of December 31, 2017, we had $3.2 million of restricted cash pledged as collateral under our interest rate swap agreements, compared to $1.1 million as of December 31, 2016.

Equity

On March 3, 2016, we issued 5,000,000 shares of common stock at $16.42 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $78.3 million.

During the years ended December 31, 2017 and 2016, we also issued 530,996 and 638,326 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $10.2 million and $10.3 million, respectively. On January 12, 2018, we issued 153,295 shares of our common stock through our dividend reinvestment plan for proceeds of $2.9 million, which is not reflected in the number of shares issued for the year ended December 31, 2017 in this section or the consolidated financial statements for the year ended December 31, 2017.

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

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized us to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan, over an initial six month period, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. On February 21, 2018, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2018. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2018 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

For the year ended December 31, 2017, no shares were repurchased under the Company 10b5-1 Plan. During the year ended December 31, 2016, 86,081 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million. During the year ended December 31, 2015, 2,000 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $14.44, inclusive of commissions, for a total cost of $28.9.

Debt

Debt obligations consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$975.0	$486.8	$488.2	$479.7
2019 Convertible Senior Notes	115.0	115.0	—	112.2
2022 Convertible Senior Notes	115.0	115.0	—	111.5
Total Debt	$1,205.0	$716.8	$488.2	$703.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility and 2019 and 2022 Convertible Senior Notes are presented net of deferred financing costs of $7.1 million, $1.5 million and $3.2 million, respectively.

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

As of December 31, 2017 and December 31, 2016, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended, the “Revolving Credit Facility”).

As of December 31, 2017, aggregate commitments under the facility were $975 million. The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $1.25 billion.

As of December 31, 2017, with respect to $915 million in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, ended December 22, 2020 and the stated maturity date was December 22, 2021. For the remaining $60 million of commitments, the revolving period ended October 2, 2019 and the stated maturity date was October 2, 2020.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2017, we had outstanding debt denominated in Euro (EUR) of 59.4 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2017 and December 31, 2016, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

As of December 31, 2017, amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bore interest at either LIBOR plus a margin of either 1.75% or 2.00%, or the prime rate plus a margin of either 0.75% or 1.00%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin while the letter of credit is outstanding.

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

Net proceeds received from our common stock issuance in March 2016, and net proceeds received from the issuance of the 2022 Convertible Senior Notes and the 2023 Notes were used to pay down borrowings on the Revolving Credit Facility.

On February 20, 2018, we entered into an amendment to the Revolving Credit Facility. Under the terms of the amendment, aggregate commitments under the facility were increased to $990 million. In addition, with respect to $895 million in commitments, amounts drawn under the facility bear interest at a rate of LIBOR plus a margin of either 1.75% or 1.875%, or the prime rate plus a margin of either 0.75% or 0.875%. With respect to $95 million in commitments, amounts drawn under the facility bear interest at a rate of LIBOR plus a margin of either 1.75% or 2.00%, or the prime rate plus a margin of either 0.75% or 1.00%.

The maturity of the facility was also extended.  With respect to $895 million in commitments, the revolving period ends in February 2022 and the stated maturity date is February 2023. For the remaining $95 million of commitments, the revolving period ends in either October 2019 or December 2020, and the stated maturity date is either October 2020 or December 2021. Under the terms of the Revolving Credit Facility, we may at any time determine to cancel the commitments that were not extended.

2019 Convertible Senior Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, or the 2019 Convertible Senior Notes. The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. As of December 31, 2017, the estimated adjusted conversion price was approximately $25.41. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 286 basis points.

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

2022 Convertible Senior Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible senior notes due August 2022, or the 2022 Convertible Senior Notes. We refer to the 2019 Convertible Senior Notes and the 2022 Convertible Senior Notes collectively as the Convertible Senior Notes. The 2022 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of December 31, 2017, the estimated adjusted conversion price was approximately $21.15. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Senior Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2022 Convertible Senior Notes is three-month LIBOR plus 237.2 basis points.

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

As of December 31, 2017, the principal amount of the 2019 and 2022 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the 2019 and 2022 Convertible Senior Notes contain certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 and 2022 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the 2019 and 2022 Convertible Senior Notes. As of December 31, 2017, we were in compliance with the terms of the indentures governing the 2019 and 2022 Convertible Senior Notes.

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

2023 Notes

In January 2018, we issued $150.0 million aggregate principal amount of unsecured notes that mature on January 22, 2023 (the “2023 Notes”). The principal amount of the 2023 Notes is payable at maturity. The 2023 Notes bear interest at a rate of 4.50% per year, payable semi-annually commencing on July 22, 2018, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and estimated offering costs, were approximately $147.1 million. We used the net proceeds of the 2023 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the offering, we entered into an interest rate swap to better align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swap, our effective interest rate on the 2023 Notes is three-month LIBOR plus 199 basis points. The swap transaction matures on January 22, 2023.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2017 and 2016, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2017	December 31, 2016
AppStar Financial, LLC - Revolver	$2.0	$2.0
Clarabridge, Inc. - Revolver	—	2.5
CrunchTime Information Systems, Inc. - Delayed Draw	—	12.0
CrunchTime Information Systems, Inc. - Revolver	—	2.0
Ecommerce Industries, Inc. - Revolver	—	2.5
Frontline Technologies Group LLC - Delayed Draw	9.4	—
Heartland Automotive Holdings, LLC - Revolver	—	4.1
Helix Health Ltd. - Revolver	4.4	3.9
Illuminate Education, Inc. - Revolver	5.0	—
Industrial Physics LLC - Revolver	5.0	—
IRGSE Holding Corp. - Revolver	0.3	0.2
Lithium Technologies LLC - Revolver	3.7	—
Leaf US Holdings, Inc. - Revolver	2.0	2.0
Marketo, Inc. - Revolver	1.9	1.9
Northern Oil & Gas - Delayed Draw	16.2	—
My Alarm Center, LLC - Delayed Draw	—	0.8
Network Merchants, Inc. - Revolver	—	0.8
PayLease, LLC - Revolver	3.3	5.0
PaySimple - Revolver	5.0	—
Rex Energy Corporation - Delayed Draw	11.1	—
Riskonnect, Inc. - Revolver	5.0	—
Sailpoint Technologies, Inc. - Revolver	—	1.2
ScentAir Technologies, Inc. - Revolver	0.8	2.1
Sovos Compliance, LLC - Delayed Draw	3.0	—
Sovos Compliance, LLC - Revolver	1.7	0.8
Total Portfolio Company Commitments	$79.8	$43.8

Other Commitments and Contingencies

As of December 31, 2017, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date. As of December 31, 2016, we had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2017 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$486.8	$—	$30.0	$456.8	$—
2019 Convertible Senior Notes	115.0	—	115.0	—	—
2022 Convertible Senior Notes	115.0	—	—	115.0	—
Total Contractual Obligations	$716.8	$—	$145.0	$571.8	$—

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. As of December 31, 2017, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including on-going analyses of tax laws, regulations and interpretations thereof. The Company’s 2016, 2015 and 2014 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2017, all of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 93.3% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our Convertible Senior Notes, which bear interest at fixed rates; we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of December 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$49.4	$21.5	$27.9
Up 200 basis points	$32.9	$14.3	$18.6
Up 100 basis points	$16.5	$7.2	$9.3
Down 25 basis points	$(4.1)	$(1.6)	$(2.5)

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TPG SPECIALTY LENDING, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TPG Specialty Lending, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPG Specialty Lending, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with custodians, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

(signed) KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York

February 21, 2018

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,523,844 and $1,567,673, respectively)	$1,557,803	$1,591,544
Controlled, affiliated investments (amortized cost of $162,406 and $100,014, respectively)	135,920	65,859
Total investments at fair value (amortized cost of $1,686,250 and $1,667,687, respectively)	1,693,723	1,657,403
Cash and cash equivalents (restricted cash of $3,150 and $1,088, respectively)	6,665	5,954
Interest receivable	6,762	9,678
Receivable for interest rate swaps	—	69
Prepaid expenses and other assets	13,088	2,428
Total Assets	$1,720,238	$1,675,532
Liabilities
Debt (net of deferred financing costs of $11,770 and $11,019, respectively)	$703,428	$680,709
Management fees payable to affiliate	6,219	6,269
Incentive fees payable to affiliate	5,628	5,889
Dividends payable	23,488	23,289
Other payables to affiliate	1,901	1,555
Other liabilities	10,290	5,609
Total Liabilities	750,954	723,320
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 60,336,281 and 59,805,285 shares issued, respectively; and 60,247,201 and 59,716,205 shares outstanding, respectively	603	598
Additional paid-in capital	906,521	898,868
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Undistributed net investment income	61,790	50,142
Net unrealized gains	6,718	1,422
Undistributed net realized gains (losses)	(4,989)	2,541
Total Net Assets	969,284	952,212
Total Liabilities and Net Assets	$1,720,238	$1,675,532
Net Asset Value Per Share	$16.09	$15.95

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$191,288	$167,819	$157,964
Dividend income	345	1,727	948
Other income	9,617	12,685	7,625
Total investment income from non-controlled, non-affiliated investments	201,250	182,231	166,537
Investment income from controlled, affiliated investments:
Interest from investments	9,443	9,975	6,638
Other income	204	204	240
Total investment income from controlled, affiliated investments	9,647	10,179	6,878
Total Investment Income	210,897	192,410	173,415
Expenses
Interest	27,441	23,108	22,010
Management fees	24,287	24,253	21,276
Incentive fees	25,497	22,703	20,180
Professional fees	5,431	8,446	8,166
Directors’ fees	405	390	381
Other general and administrative	4,827	4,382	4,830
Total expenses	87,888	83,282	76,843
Management and incentive fees waived (Note 3)	(85)	(430)	(226)
Net Expenses	87,803	82,852	76,617
Net Investment Income Before Income Taxes	123,094	109,558	96,798
Income taxes, including excise taxes	2,835	2,225	1,500
Net Investment Income	120,259	107,333	95,298
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	10,090	44,676	(17,008)
Controlled, affiliated investments	7,668	(10,994)	(17,217)
Translation of other assets and liabilities in foreign currencies	(11,432)	(3,547)	6,275
Interest rate swaps	(1,031)	(333)	(618)
Total net change in unrealized gains (losses)	5,295	29,802	(28,568)
Realized gains (losses):
Non-controlled, non-affiliated investments	7,481	(772)	(5,042)
Controlled, affiliated investments	(21,776)	—	—
Interest rate swaps	—	—	1,851
Foreign currency transactions	350	644	29
Total realized losses	(13,945)	(128)	(3,162)
Total Unrealized and Realized Gains (Losses)	(8,650)	29,674	(31,730)
Increase in Net Assets Resulting from Operations	$111,609	$137,007	$63,568
Earnings per common share—basic and diluted	$1.86	$2.34	$1.18
Weighted average shares of common stock outstanding—basic and diluted	59,995,387	58,591,380	54,006,322

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2017

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($25,725 par, due 1/2018)	8/28/2012	L + 10.25%	11.75%	$25,724	$25,789	2.7%
	First-lien revolving loan ($4,056 par, due 1/2018)	8/28/2012	P + 9.00%	13.50%	4,056	4,066	0.4%
					29,780	29,855	3.1%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(6)	Second-lien loan ($59,621 par, due 9/2021)	6/30/2017	L + 9.05%	10.74%	59,621	57,534	5.9%
Business services
Jive Software, Inc. (3)(5)	First-lien loan ($53,730 par, due 6/2022)	6/12/2017	L + 9.25%	10.69%	51,900	53,730	5.5%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($33,221 par, due 6/2020)	6/30/2014	L + 8.00%	9.69%	32,879	33,221	3.4%
Motus, LLC (3)	First-lien loan ($20,879 par, due 7/2021)	7/29/2016	L + 10.00%	11.57% (incl. 3.00% PIK)	20,496	21,975	2.3%
Riskonnect, Inc. (3)	First-lien loan ($42,800 par, due 6/2022)	6/30/2017	L + 7.75%	9.50%	41,920	42,203	4.4%
Sovos Compliance, LLC (3)	First-lien loan ($34,323 par, due 3/2022)	7/1/2016	L + 6.00%	7.57%	33,862	34,421	3.6%
Tangoe, Inc. (3)(5)	First-lien loan ($49,975 par, due 6/2022)	6/16/2017	L + 8.50%	10.20% (incl. 0.50% PIK)	48,196	48,725	5.0%
					229,253	234,275	24.2%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10/31/2016	L + 9.00%	10.57%	4,959	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	13.57%	3,341	3,366	0.3%
					8,300	8,333	0.8%
Communications
iHeart Communications (3)(5)	ABL FILO term loan ($115,000 par, due 11/2020)	11/30/2017	L + 4.75%	6.23%	111,613	112,700	11.6%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8/31/2016	L + 7.00%	8.69%	44,029	45,450	4.7%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,703 par, due 9/2023)	9/18/2017	L + 6.50%	8.09%	47,039	47,132	4.9%
Illuminate Education, Inc.(3)	First-lien loan ($56,900 par, due 8/2022)	8/25/2017	L + 8.00%	9.48%	55,772	55,971	5.8%
					146,840	148,553	15.4%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($20,364 par, due 8/2020)	8/18/2015	L + 8.00%	9.57%	20,071	20,643	2.1%

AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	11.06%	53,879	55,266	5.7%
PayLease, LLC (3)	First-lien loan ($56,525 par, due 7/2022)	7/28/2017	L + 7.00%	8.57%	55,413	55,627	5.7%
PaySimple, Inc. (3)	First-lien loan ($50,601 par, due 3/2022)	3/7/2017	L + 8.25%	10.00% (incl. 1.75% PIK)	49,633	50,045	5.2%
Swift Gift Limited (3)(5)	First-lien loan ($29,167 par, due 1/2022)	7/31/2017	L + 6.50%	8.13%	28,472	29,458	3.0%
					207,468	211,039	21.7%
Healthcare
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($32,338 par, due 6/2022)	6/30/2017	L + 8.00%	9.57%	31,486	31,691	3.3%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 38,019 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	45,164	47,366 (EUR 39,445)	4.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	293	540 (EUR 450)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($57,305 par, due 12/2021)	12/17/2015	L + 5.25%	6.94%	56,455	58,021	6.0%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($43,262 par, due 9/2020)	9/30/2015	L + 8.50%	10.19%	42,483	43,478	4.5%
Quantros, Inc. (3)(5)	First-lien loan ($29,475 par, due 2/2021)	2/29/2016	L + 7.75%	9.44%	28,772	30,212	3.1%
					204,653	211,308	21.9%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(6)	First-lien loan ($22,414 par, due 9/2019)	9/29/2015	L + 9.50%	11.19% (incl. 5.00% PIK)	22,414	17,596	1.8%
	First-lien revolving loan ($21,665 par, due 9/2019)	9/29/2015	L + 9.50%	11.06% (incl. 5.00% PIK)	21,665	17,007	1.8%
					44,079	34,603	3.6%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($63,321 par, due 10/2020)	10/31/2014	L + 6.50%	8.25%	62,899	64,904	6.7%
Internet services
Lithium Technologies, LLC (3)	First-lien loan ($50,000 par, due 10/2022)	10/3/2017	L + 8.00%	9.39%	48,840	48,927	5.0%
Manufacturing
Industrial Physics, LLC (3)	First-lien loan ($9,975 par, due 10/2022)	10/23/2017	L + 7.00%	8.55%	9,686	9,750	1.0%
	First-lien loan (EUR 21,065 par, due 10/2022)	10/23/2017	E + 7.00%	8.00%	24,260	24,915 (EUR 20,749)	2.6%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.00%	8.57%	19,816	20,086	2.1%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.00%	8.57%	1,377	1,404	0.1%
					55,139	56,155	5.8%
Marketing services
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	8/16/2016	L + 9.50%	11.19%	27,428	29,025	3.0%
Vivial Inc.(3)	First-lien loan ($32,463 par, due 9/2022)	9/29/2017	L + 8.00%	9.69%	31,918	31,976	3.3%

					59,346	61,001	6.3%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(6)	First-lien loan ($25,229 par, due 6/2018)	5/3/2017	L + 10.50%	12.07%	25,180	25,229	2.6%
Northern Oil and Gas, Inc. (3)	First-lien loan ($48,750 par, due 11/2022)	11/1/2017	L + 7.75%	9.50%	47,563	47,450	4.9%
Rex Energy Corporation (3)	First-lien loan ($18,950 par, due 4/2021)	4/28/2017	L + 8.75%	10.50%	18,467	20,525	2.1%
					91,210	93,204	9.6%
Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($20,000 par, due 9/2022)	9/12/2017	L + 7.75%	8.99%	19,553	19,600	2.0%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(8)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,191	33,250	3.4%
Model N, Inc. (3)(4)	First-lien loan ($30,000 par, due 1/2022)	1/5/2017	L + 8.25%	9.88%	29,497	29,925	3.1%
Nektar Therapeutics (4)(5)(8)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,363	76,449	7.9%
					137,051	139,624	14.4%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 4/2021)	9/6/2017	L + 7.75%	9.26%	24,654	24,875	2.6%
American Achievement Corporation (3)(5)	First-lien loan ($23,161 par, due 9/2020)	9/30/2015	L + 8.25%	9.62%	22,964	23,219	2.4%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($15,420 par, due 3/2021)	3/25/2016	L + 7.50%	8.74%	15,165	15,767	1.6%
Eddie Bauer LLC (3)	ABL FILO term loan ($29,250 par, due 6/2019)	3/31/2017	L + 9.25%	10.94%	28,847	29,396	3.0%
Sears (3)(4)(10)	First-lien ABL loan ($17,296 par, due 7/2020)	3/18/2016	L + 7.50%	8.89%	16,962	17,383	1.8%
					108,592	110,640	11.4%

Total Debt Investments					1,624,237	1,642,255	169.4%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(12)	Class A Preferred Units (125,000 units)	6/30/2017			12,500	14,031	1.4%
	Class B Common Units (90,000 units)	6/30/2017			2	4,215	0.4%
					12,502	18,246	1.8%
Business Services
Riskonnect, Inc. (12)	Preferred Class A Units (990 units)	6/30/2017			990	990	0.1%
	Common Class B Units (959,018 units)	6/30/2017			10	10	0.0%
					1,000	1,000	0.1%
Chemicals
Vertellus Specialties, Inc. (12)	Common Units (2,672,990 units)	10/31/2016			3,828	3,780	0.4%
Financial services

AvidXchange, Inc. (12)	Series E Preferred Equity (214,132 shares)	8/7/2015	3,846	7,481	0.8%
Swift Gift Limited (12)	Common Shares (35,000 shares)	7/31/2017	3,500	5,066	0.5%
TICC Capital Corp. (4)(11)	Common Shares (1,059 shares)	8/5/2015	7	6	0.0%
Triangle Capital Corp. (4)(11)	Common Shares (1,384,570 shares)	11/3/2017	13,428	13,140	1.4%
			20,781	25,693	2.7%
Healthcare
Helix Health, Ltd. (4)(12)	Warrants	9/30/2014	877	1,336 (EUR 1,112)	0.1%
SRS Parent Corp. (12)	Common Shares Class A (1,980 shares)	12/28/2012	1,980	1,094	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012	20	11	0.0%
			2,877	2,441	0.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (6)(12)	Class A Units (5,000,000 units)	9/29/2015	3,896	97	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015	100	48	0.0%
			3,996	145	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (6)(12)	Class A-1 Member Units (1,000 units)	5/3/2017	8,155	163	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			17,029	163	0.0%
Total Equity and Other Investments			62,013	51,468	5.2%
Total Investments			$1,686,250	$1,693,723	174.6%

	Interest Rate Swaps as of December 31, 2017
	Company Receives (b)	Company Pays (b)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized Appreciation / Depreciation
Interest rate swap	L	1.16%	10/5/2018	$92,500	$480	$—	$204
Interest rate swap	4.50%	L + 2.86%	12/15/2019	115,000	(1,024)	—	(817)
Interest rate swap (a)	L	1.72%	1/10/2020	33,333	292	—	292
Interest rate swap	4.50%	L + 2.37%	8/1/2022	115,000	(710)	—	(710)
Total				$355,833	$(962)	$—	$(1,031)
(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR)  Euro Interbank Offered Rate  ( “EURIBOR” or “E”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2017.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 14.7% of total assets as of December 31, 2017.

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

(6)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2017 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2017

Company	Fair Value at December 31, 2016	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at December 31, 2017	Other Income	Interest Income
AFS Technologies, Inc.	$—	$72,122	$—	$3,658	$—	$75,780	$—	$3,178
IRGSE Holding Corp.	31,974	8,014	—	(5,240)	—	34,748	4	4,302
Mississippi Resources, LLC	33,885	6,297	(2,264)	9,250	(21,776)	25,392	200	1,963
Total	$65,859	$86,433	$(2,264)	$7,668	$(21,776)	$135,920	$204	$9,443

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

(7)	As of December 31, 2017, the tax cost of the Company’s investments approximates the amortized cost.
(8)

These investments contain a fixed rate structure. The Company entered into an interest rate swap agreement to swap to a floating rate. Refer to Note 5 for further information related to the Company’s interest rate swaps on investments.

(9)

In accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.

(10)	This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(11)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 6 for further information related to investments at fair value.
(12)	This equity investment is non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments as of December 31, 2016

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($29,233 par, due 6/2017)	8/28/2012	L + 8.25%	9.75%	$29,136	$29,159	3.1%
	First-lien revolving loan ($1,417 par, due 6/2017)	8/28/2012	P + 7.00%	10.75%	1,401	1,403	0.1%
					30,537	30,562	3.2%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)	First-lien loan ($61,542 par, due 3/2020)	3/3/2014	L + 7.75%	8.75%	60,698	57,850	6.1%
Business services
Actian Corporation (3)(5)	First-lien loan ($54,982 par, due 4/2018)	4/11/2013	L + 6.50%	7.50%	54,366	56,219	5.9%
Clarabridge, Inc. (3)	First-lien loan ($19,719 par, due 4/2019)	5/20/2015	L + 8.00%	9.00%	19,446	19,774	2.1%
Idera, Inc. (3)(11)	First-lien loan ($61,875 par, due 4/2021)	10/9/2015	L + 5.50%	6.50%	56,817	61,875	6.5%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($27,090 par, due 6/2019)	6/30/2014	L + 6.50%	7.50%	26,752	27,163	2.9%
Motus, LLC (3)	First-lien loan ($20,157 par, due 7/2021)	7/29/2016	L + 10.00%	11.00% (incl. 3.00% PIK)	19,690	20,106	2.1%
Qlik Technologies, Inc. (3)	First-lien loan ($40,399 par, due 8/2022)	8/22/2016	L + 8.25%	9.25%	39,691	40,096	4.2%
SailPoint Technologies, Inc. (3)	First-lien loan ($27,500 par, due 8/2021)	8/16/2016	L + 8.00%	9.00%	26,973	27,285	2.9%
Sovos Compliance, LLC (3)	First-lien loan ($29,177 par, due 3/2022)	7/1/2016	L + 7.25%	8.25%	28,621	29,027	3.0%
Tibco Software (3)(11)	First-lien loan ($247 par, due 12/2020)	1/26/2016	L + 5.50%	6.50%	218	248	0.0%
					272,574	281,793	29.6%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10/31/2016	L + 9.00%	10.00%	4,937	4,942	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	13.00%	3,341	3,350	0.4%
					8,278	8,292	0.9%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8/31/2016	L + 7.00%	8.00%	43,830	44,325	4.7%
Frontline Technologies Group LLC (3)(5)	First-lien loan ($54,725 par, due 4/2021)	4/1/2016	L + 6.75%	7.75%	53,447	54,862	5.8%
					97,277	99,187	10.5%
Electronics

MyAlarm Center, LLC (3)	First-lien loan ($63,761 par, due 1/2019)	1/9/2014	L + 8.00%	9.00%	63,342	64,568	6.8%
APX Group Inc. (11)	Senior notes 8.75% ($5,470 par, due 12/2020)	12/11/2014	8.75%	8.75%	4,717	5,511	0.6%
					68,059	70,079	7.4%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($22,200 par, due 8/2020)	8/18/2015	L + 8.00%	9.00%	21,781	22,261	2.3%
AvidXchange, Inc. (3)	First-lien loan ($53,528 par, due 8/2020)	8/7/2015	L + 9.50%	10.50% (incl. 2.38% PIK)	52,779	53,394	5.6%
Network Merchants, Inc. (3)	First-lien loan ($25,782 par, due 9/2018)	9/12/2013	L + 6.50%	7.75%	25,585	25,981	2.7%
PayLease, LLC (3)	First-lien loan ($34,502 par, due 3/2020)	3/6/2015	L + 9.00%	10.00% (incl. 2.50% PIK)	33,979	34,700	3.6%
Smarsh, Inc. (3)(5)	First-lien loan ($30,000 par, due 1/2021)	1/7/2016	L + 7.50%	8.50%	29,343	30,300	3.2%
					163,467	166,636	17.4%
Healthcare
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 40,573 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	47,830	44,934 (EUR 43,158)	4.7%
	First-lien revolving loan (EUR 300 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	253	527 (EUR 500)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($44,663 par, due 12/2021)	12/17/2015	L + 5.25%	6.25%	43,959	45,109	4.7%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($47,066 par, due 9/2020)	9/30/2015	L + 8.50%	9.50% (incl. 2.50% PIK)	45,920	47,184	5.0%
Quantros, Inc. (3)(5)	First-lien loan ($29,775 par, due 2/2021)	2/29/2016	L + 7.75%	8.75%	28,894	29,849	3.1%
SRS Software, LLC (3)	First-lien loan ($30,000 par, due 12/2017)	12/28/2012	L + 7.50%	8.75%	29,820	30,000	3.2%
	First-lien revolving loan ($2,000 par, due 12/2017)	12/28/2012	L + 7.50%	8.75%	1,991	2,000	0.2%
					198,667	199,603	21.0%
Hotel, gaming, and leisure
CrunchTime Information Systems, Inc. (3)	First-lien loan ($26,104 par, due 4/2020)	4/16/2015	L + 8.50%	9.27% (incl. 2.50% PIK)	25,643	26,104	2.7%
IRGSE Holding Corp. (3)(7)	First-lien loan ($21,311 par, due 9/2019)	9/29/2015	L + 9.50%	10.50% (incl. 5.00% PIK)	21,311	18,807	2.0%
	First-lien revolver loan ($14,755 par, due 9/2019)	9/29/2015	L + 9.50%	10.50% (incl. 5.00% PIK)	14,755	13,021	1.4%

Soho House (4)(11)	Second-lien bond (GBP 12,875 par, due 10/2018)	9/20/2013	9.13%	9.13%	20,618	16,227 (GBP 13,133)	1.7%
					82,327	74,159	7.8%
Human resource support services
Bullhorn, Inc. (3)(5)	First-lien loan ($45,000 par, due 11/2020)	11/12/2015	L + 7.50%	8.50%	44,095	45,225	4.7%
Saba Software, Inc. (3)(5)	First-lien loan ($54,175 par, due 3/2021)	3/30/2015	L + 8.75%	9.75%	53,680	54,310	5.7%
Skillsoft (3)(11)	First-lien loan ($9,571 par, due 4/2021)	11/5/2015	L + 4.75%	5.84%	7,629	8,709	0.9%
					105,404	108,244	11.3%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($64,978 par, due 10/2020)	10/31/2014	L + 6.25%	7.25%	64,423	65,952	6.9%
Internet services
Highwinds Capital, Inc. (3)	First-lien loan ($47,988 par, due 7/2018)	3/7/2014	L + 7.50%	9.00%	47,679	48,588	5.1%
	First-lien revolving loan ($3,000 par, due 7/2018)	3/7/2014	L + 7.50%	9.00%	2,985	3,038	0.3%
					50,664	51,626	5.4%
Manufacturing
Power Solutions International, Inc. (3)	ABL FILO term loan ($53,550 par, due 6/2021)	6/28/2016	L + 9.75%	10.75%	47,285	52,613	5.5%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 6.50%	7.50%	19,717	20,263	2.1%
					67,002	72,876	7.6%
Marketing Services
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	8/16/2016	L + 9.50%	10.50%	27,278	27,750	2.9%
Office products
Ecommerce Industries, Inc. (3)	First-lien loan ($36,529 par, due 3/2019)	3/11/2014	L + 6.25%	7.25%	36,366	36,627	3.8%
Oil, gas and consumable fuels
Key Energy Services (3)(11)	First-lien loan ($10,771 par, due 12/2021)	5/27/2015	L + 10.25%	11.25%	10,454	10,717	1.1%
Mississippi Resources, LLC (3)(7)	First-lien loan ($51,537 par, due 6/2018)	6/4/2014	L + 12.00%	13.00% (incl. 1.50% PIK)	51,078	33,885	3.6%
					61,532	44,602	4.7%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,184	74,575	7.8%
Retail and consumer products
American Achievement Corporation (3)(5)	First-lien loan ($23,918 par, due 9/2020)	9/30/2015	L + 7.25%	8.25%	23,652	23,858	2.5%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($17,371 par, due 3/2021)	3/25/2016	L + 7.50%	8.50%	17,013	17,328	1.8%

Payless Inc. (3)	ABL FILO term loan ($50,000 par, due 3/2019)	10/3/2016	L + 7.00%	8.00%	48,736	49,125	5.2%
Quiksilver - Boardriders SA (11)	Bond (EUR 5,699 par, due 12/2020)	5/26/2015	9.50%	9.50%	6,036	5,170 (EUR 4,901)	0.5%
Sears (3)(4)(11)	First-lien loan ($3,642 par, due 6/2018)	1/28/2016	L + 4.50%	5.50%	3,457	3,487	0.4%
	First-lien ABL loan ($22,727 par, due 7/2020)	3/18/2016	L + 7.50%	8.50%	22,143	22,727	2.4%
Toys ‘R’ Us-Delaware, Inc. (3)(11)	ABL FILO term loan ($25,500 par, due 10/2019)	10/9/2014	L + 7.25%	8.25%	25,349	25,118	2.6%
					146,386	146,813	15.4%
Transportation
Carrix, Inc. (3)(11)	First-lien loan ($12,878 par, due 1/2019)	3/17/2015	L + 3.50%	4.50%	12,342	12,610	1.3%

Total Debt Investments					1,627,465	1,629,836	171.0%
Equity and Other Investments
Chemicals
Vertellus Specialties, Inc. (13)	Common Units (2,672,990 units)	10/31/2016			3,828	3,627	0.4%
Financial services
AvidXchange, Inc. (13)	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	4,548	0.5%
Network Merchants, Inc. (13)	Non-Voting Preferred Units (774,099 units)	9/12/2013			780	1,550	0.2%
TICC Capital Corp. (4)(12)	Common Shares (995,419 shares)	8/5/2015			6,673	6,580	0.7%
					11,299	12,678	1.4%
Healthcare
Global Healthcare Exchange, LLC (13)	Common Shares Class A (358 shares)	3/11/2014			358	369	0.0%
	Common Shares Class B (196 shares)	3/11/2014			6	515	0.1%
Helix Health, Ltd. (4)(13)	Warrants	9/30/2014			877	685 (EUR 648)	0.1%
SRS Parent Corp. (13)	Common Shares Class A (1,980 shares)	12/28/2012			1,980	1,015	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012			20	10	0.0%
					3,241	2,594	0.3%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (5,000,000 units)	9/29/2015			3,897	98	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015			100	48	0.0%
					3,997	146	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A Member Units (933 units)	6/4/2014			8,874	—	0.0%

Other
Oak Hill Credit Partners VIII, Ltd. (4)(6)(11)	Structured Product (Class F Notes)	8/21/2015	L + 5.50%	6.38%	3,345	3,162	0.3%
Symphony CLO XV, Ltd. (4)(6)(11)	Structured Product (Class F Notes)	11/17/2014	L + 5.75%	6.63%	5,638	5,360	0.6%
					8,983	8,522	0.9%
Total Equity and Other Investments					40,222	27,567	2.8%
Total Investments					$1,667,687	$1,657,403	173.8%

	Interest Rate Swaps as of December 31, 2016
	Company Receives (a)	Company Pays (a)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized Appreciation / Depreciation
Interest rate swap	L	1.16%	10/5/2018	$92,500	$276	$—	$276
Interest rate swap	4.50%	L + 2.86%	12/15/2019	115,000	(207)	—	(207)
Total				$207,500	$69	$—	$69
(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) Euro Interbank Offered Rate  ( “EURIBOR” or “E”)  or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2016.

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

(11)	This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(12)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 6 for further information related to investments at fair value.
(13)	This equity investment is non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Increase in Net Assets Resulting from Operations
Net investment income	$120,259	$107,333	$95,298
Net change in unrealized gains (losses)	5,295	29,802	(28,568)
Net realized losses	(13,945)	(128)	(3,162)
Increase in Net Assets Resulting from Operations	111,609	137,007	63,568
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	78,250	—
Issuance of convertible notes	356	—	—
Reinvestment of dividends	10,158	10,337	6,095
Purchases of treasury stock	—	(1,329)	(29)
Dividends declared from net investment income	(92,027)	(82,777)	(62,332)
Dividends declared from realized gains	(13,024)	(10,017)	(21,966)
Decrease in Net Assets Resulting from Capital Share Transactions	(94,537)	(5,536)	(78,232)
Total Increase (Decrease) in Net Assets	17,072	131,471	(14,664)
Net assets, beginning of period	952,212	820,741	835,405
Net Assets, End of Period	$969,284	$952,212	$820,741
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$61,790	$50,142	$27,521

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$111,609	$137,007	$63,568
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized gains (losses) on investments	(17,758)	(33,682)	34,225
Net change in unrealized (gains) losses on foreign currency transactions	11,432	3,547	(6,275)
Net change in unrealized gains on interest rate swaps	1,031	333	618
Net realized losses on investments	14,295	772	5,042
Net realized gains on foreign currency transactions	(359)	(870)	(5)
Net realized gains on interest rate swaps	—	—	(1,851)
Net amortization of discount on investments	(29,606)	(15,624)	(12,729)
Amortization of deferred financing costs	3,172	2,238	5,874
Amortization of discount on Convertible Senior Notes	674	589	560
Purchases and originations of investments, net	(1,027,978)	(720,728)	(757,295)
Proceeds from investments, net	103,599	71,355	39,077
Repayments on investments	922,473	524,194	474,483
Paid-in-kind interest	(6,206)	(8,920)	(5,410)
Changes in operating assets and liabilities:
Interest receivable	2,619	478	(3,725)
Interest receivable paid-in-kind	297	10	(298)
Prepaid expenses and other assets	(10,660)	415	2,350
Management fees payable to affiliate	(50)	739	643
Incentive fees payable to affiliate	(261)	974	(1,040)
Payable to affiliate	346	63	(1,426)
Other liabilities	3,719	(4,734)	(27,378)
Net Cash Provided by (Used) in Operating Activities	82,388	(41,844)	(190,992)
Cash Flows from Financing Activities
Borrowings on debt	1,188,532	580,364	847,547
Repayments on debt	(1,171,592)	(533,772)	(584,481)
Deferred financing costs	(3,922)	(2,892)	(1,452)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	78,250	2
Purchases of treasury stock	—	(1,329)	(29)
Dividends paid to stockholders	(94,695)	(80,291)	(78,063)
Net Cash Provided by (Used) in Financing Activities	(81,677)	40,330	183,524
Net Increase in Cash, Cash Equivalents, and Restricted Cash	711	(1,514)	(7,468)
Cash, cash equivalents, and restricted cash, beginning of period	5,954	7,468	14,936
Cash, Cash Equivalents, and Restricted Cash, End of Period	$6,665	$5,954	$7,468
Supplemental Information:
Interest paid during the period	$21,148	$22,008	$16,175
Excise taxes paid during the period	$2,100	$1,500	$1,200
Dividends declared during the period	$105,051	$92,794	$84,297
Reinvestment of dividends during the period	$10,158	$10,337	$6,094

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included. All intercompany balances and transactions have been eliminated in consolidation.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2017, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. The services that the Adviser provides vary by investment, but may include syndication, structuring, diligence fees, or other service-based fees and fees for providing managerial assistance to our portfolio companies and are recognized as revenue when earned.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2017, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including on-going analyses of tax laws, regulations and interpretations thereof. The Company’s 2016, 2015 and 2014 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred expenses of $3.5 million, $3.1 million and $3.6 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

On February 22, 2017, the Board of Directors of the Company and the Adviser entered into an amended and restated administration agreement (the “Amended and Restated Administration Agreement”) reflecting certain clarifications to the agreement to provide greater detail regarding the scope of the reimbursable costs and expenses of the Administrator’s services.

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

Investment Advisory Agreement

On April 15, 2011, the Company entered into the Investment Advisory Agreement with the Adviser. The Investment Advisory Agreement was subsequently amended on December 12, 2011. Under the terms of the Investment Advisory Agreement, the Adviser  provides investment advisory services to the Company. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser the Management Fee and may also pay certain Incentive Fees.

The Management Fee is calculated at an annual rate of 1.5% based on the average value of the Company’s gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. The Management Fee is payable quarterly in arrears.

For the years ended December 31, 2017, 2016 and 2015, Management Fees were $24.3 million, $24.3 million and $21.3 million, respectively, of which less than $0.1 million, $0.1 million and $0.1 million were waived.

For the periods ended December 31, 2016 and prior, the Adviser voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp.

In addition, the Adviser has voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in Triangle Capital Corp. for any period in which Triangle Capital Corp. remains the Company’s portfolio company.

For the year ended December 31, 2017, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to the Company’s ownership of the TCAP Shares. For the years ended December 31, 2016 and 2015, Management Fees of $0.1 million and $0.1 million, respectively, were waived consisting solely of Management Fees attributable to the Company’s ownership of the TICC Shares.  Any waived Management Fees are not subject to recoupment by the Adviser.

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

For the years ended December 31, 2017, 2016 and 2015, Incentive Fees were $25.5 million, $22.7 million and $20.2 million, respectively, all of which were realized and payable to the Adviser. For the years ended December 31, 2017, 2016 and 2015, no incentive fees were accrued related to capital gains.

For the periods ended December 31, 2016 and prior, the Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of its ownership of the TICC Shares. The Adviser did not waive any part of the Capital Gains Fee attributable to the Company’s ownership of the TICC Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TICC Shares apply against the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

In addition, the Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of its ownership of the TCAP Shares for any period in which Triangle Capital Corp. remains the Company’s portfolio company. The Adviser has not waived any part of the Capital Gains Fee attributable to the Company’s ownership of the TCAP Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TCAP Shares will be applied against the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

For the year ended December 31, 2017, Incentive Fees of less than $0.1 million were waived consisting solely of Incentive Fees attributable to the Company’s ownership of the TCAP Shares. For the years ended December 31, 2016 and 2015, Incentive Fees of $0.3 million and $0.2 million were waived, respectively, consisting solely of Incentive Fees attributable to the Company’s ownership of the TICC Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of the TCAP Shares and TICC Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

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

Investments at fair value consisted of the following at December 31, 2017 and 2016:

	December 31, 2017
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,561,275	$1,581,355	$20,080
Second-lien debt investments	62,962	60,900	(2,062)
Mezzanine and unsecured debt investments	—	—	—
Equity and other investments	62,013	51,468	(10,545)
Total Investments	$1,686,250	$1,693,723	$7,473

	December 31, 2016
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,592,753	$1,599,578	$6,825
Second-lien debt investments	23,959	19,577	(4,382)
Mezzanine and unsecured debt investments	10,753	10,681	(72)
Equity and other investments	40,222	27,567	(12,655)
Total Investments	$1,667,687	$1,657,403	$(10,284)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Automotive	1.8%	1.8%
Beverage, food, and tobacco	4.5%	3.5%
Business services	13.8%	17.0%
Chemicals	0.7%	0.7%
Communications	6.7%	—
Education	8.8%	6.0%
Electronics	—	4.2%
Financial services	14.0%	10.8%
Healthcare	12.6%	12.2%
Hotel, gaming, and leisure	2.1%	4.5%
Human resource support services	—	6.5%
Insurance	3.8%	4.0%
Internet services	2.9%	3.1%
Manufacturing	3.3%	4.4%
Marketing services	3.6%	1.7%
Office products	1.2%	2.2%
Oil, gas and consumable fuels	5.5%	2.7%
Other	—	0.5%
Pharmaceuticals	8.2%	4.5%
Retail and consumer products	6.5%	8.9%
Transportation	—	0.8%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
United States
Midwest	10.0%	12.8%
Northeast	22.9%	29.3%
South	21.6%	24.5%
West	40.6%	28.0%
Canada	2.0%	1.6%
Europe	2.9%	3.8%
Total	100.0%	100.0%

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

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets as of December 31, 2017 and 2016:

	December 31, 2017
	Maturity Date	Notional Amount	Gross Amount of Recognized Asset (Liability)	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Account in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	$92,500	$480	$(480)	$—
Interest rate swap	12/15/2019	115,000	(1,024)	1,024	—
Interest rate swap	1/10/2020	33,333	292	(292)	—
Interest rate swap	8/1/2022	115,000	(710)	710	—
Total		$355,833	$(962)	$962	$—

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

	December 31, 2016
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets	Account in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	$92,500	$276	$—	$276	Receivable for interest rate swaps
Interest rate swap	12/15/2019	115,000	—	(207)	(207)	Receivable for interest rate swaps
Total		$207,500	$276	$(207)	$69

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

During the years ended December 31, 2017, and 2016, the Company received $5.2 million and $5.2 million, respectively, and paid $4.7 million and $4.1 million, respectively, related to the settlements of its $115 million notional amount interest rate swaps, which mature on December 15, 2019. The net amounts of these settlements are reductions to interest expense in the Company’s consolidated statements of operations.

During the year ended December 31, 2017, the Company received $4.7 million and paid $3.8 million related to the settlement of its $115 million notional amount interest rate swap, which matures on August 1, 2022. The net amounts of these settlements are reductions to interest expense in the Company’s consolidated statements of operations.

During the year ended December 31, 2017, and 2016, the Company received $1.0 million and $0.5 million, respectively, and paid $1.1 million and $1.1 million, respectively, related to the settlement of its $92.5 million notional amount interest rate swaps, which mature on October 5, 2018. The net amounts of these settlements are reductions to interest income in the Company’s consolidated statements of operations.

During the year ended December 31, 2017, the Company received $2.5 million and paid $2.6 million, related to the settlements of its $33.3 million notional amount interest rate swap, which matures on January 10, 2020. The net amounts of these settlements are reductions to interest income in the Company’s consolidated statements of operations.

For the years ended December 31, 2017 and 2016, the Company recognized ($1.0) million and ($0.3) million, respectively, in unrealized depreciation on interest rate swaps in the consolidated statement of operations related to the swap transactions. As of December 31, 2017, the swap transactions had a fair value of ($1.0) million which is netted against restricted cash collateral on the Company’s consolidated balance sheet. As of December 31, 2016, the swap transactions had a fair value of $0.1 million which is included in receivable for interest rate swaps on the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. As of December 31, 2017, $4.1 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company also had $1.1 million of cash collateral posted as of December 31, 2016, which is also included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2017 and 2016:

	Fair Value Hierarchy at December 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,383	$1,563,972	$1,581,355
Second-lien debt investments	—	—	60,900	60,900
Mezzanine and unsecured debt investments	—	—	—	—
Equity and other investments	13,146	—	38,322	51,468
Total investments at fair value	$13,146	$17,383	$1,663,194	$1,693,723
Interest rate swaps	—	(962)	—	(962)
Total	$13,146	$16,421	$1,663,194	$1,692,761

	Fair Value Hierarchy at December 31, 2016
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$145,491	$1,454,087	$1,599,578
Second-lien debt investments	—	16,227	3,350	19,577
Mezzanine debt investments	5,511	5,170	—	10,681
Equity and other investments	6,580	8,522	12,465	27,567
Total investments at fair value	$12,091	$175,410	$1,469,902	$1,657,403
Interest rate swaps	—	69	—	69
Total	$12,091	$175,479	$1,469,902	$1,657,472

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2017 and 2016:

	As of and for the Year Ended
	December 31, 2017
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,454,087	$3,350	$—	$12,465	$1,469,902
Purchases or originations	995,968	—	—	17,000	1,012,968
Repayments / redemptions	(846,714)	—	—	(4,833)	(851,547)
Paid-in-kind interest	6,206	—	—	—	6,206
Net change in unrealized gains (losses)	19,915	(2,070)	—	1,845	19,690
Net realized gains (losses)	(21,013)	—	—	3,690	(17,323)
Net amortization of discount on securities	23,298	—	—	—	23,298
Transfers within Level 3	(67,775)	59,620	—	8,155	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,563,972	$60,900	$—	$38,322	$1,663,194

	As of and for the Year Ended
	December 31, 2016
	First-lien	Second-lien	Mezzanine	Equity
	debt	debt	and unsecured debt	and other
	investments	investments	investments	investments	Total
Balance, beginning of period	$1,229,491	$90,442	$7,801	$8,206	$1,335,940
Purchases or originations	675,813	(5)	—	—	675,808
Proceeds from investments	—	—	—	(241)	(241)
Repayments / redemptions	(455,697)	(62,500)	(2,165)	—	(520,362)
Paid-in-kind interest	6,363	2,557	—	—	8,920
Net change in unrealized gains	18,593	2,561	280	672	22,106
Net realized gains (losses)	(8,585)	—	79	—	(8,506)
Net amortization of discount on securities	12,483	1,036	28	—	13,547
Transfers within Level 3	34,082	(34,082)	—	—	—
Transfers into (out of) Level 3	(58,456)	3,341	(6,023)	3,828	(57,310)
Balance, End of Period	$1,454,087	$3,350	$—	$12,465	$1,469,902

Idera and Quiksilver – Boardriders SA were transferred out of Level 3 for fair value measurement purposes during the year ended December 31, 2016, as a result of changes in the observability of inputs into these securities valuations. Vertellus was transferred into Level 3 for fair value measurement purposes as a result of changes in the observability of inputs into the valuation. APX Group was transferred into Level 1 as a result of changes in the observability of inputs into the valuation.

The following table presents information with respect to net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2017 and 2016:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Year Ended	for the Year Ended
	December 31, 2017 on	December 31, 2016 on
	Investments Held at	Investments Held at
	December 31, 2017	December 31, 2016
First-lien debt investments	$16,835	$18,229
Second-lien debt investments	(2,070)	8
Mezzanine and unsecured debt investments	—	—
Equity and other investments	(5,737)	672
Total	$9,028	$18,909

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of December 31, 2017 and 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2017
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,563,972	Income approach (1)	Market yield	7.3% — 14.6% (10.2%)	Decrease
Second-lien debt investments	$60,900	Income approach	Market yield	12.9% — 14.0% (13.0%)	Decrease
Equity and other investments	$38,322	Market Multiple (2)	Comparable multiple	4.6x — 13.2x (11.2x)	Increase
Total	$1,663,194

(1)	Includes $34.6 million of first-lien debt investments which were valued using an asset valuation waterfall.
(2)	Includes $18.6 million of equity investments which were valued using a weighted valuation approach.

	December 31, 2016
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,454,087	Income approach (1)	Market yield	6.6% — 12.9% (9.3%)	Decrease
Second-lien debt investments	$3,350	Income approach	Market yield	13.6% — 13.6% (13.6%)	Decrease
Equity and other investments	$12,465	Market Multiple (2)	Comparable multiple	8.4x — 13.5x (10.1x)	Increase
Total	$1,469,902

(1)	Includes $123.6 million of first-lien debt investments which were valued using an asset valuation waterfall.
(2)	Includes $4.7 million of equity investments which were valued using a weighted valuation approach.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2017, approximates its carrying value as the outstanding balance is callable at carrying value.  The fair value of the Company’s Convertible Senior Notes, which are categorized as Level 2 within the fair value hierarchy, as of December 31, 2017, was $237.9 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2017 and 2016, the Company’s asset coverage was 235.5% and 237.7% respectively.

Debt obligations consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$975,000	$486,808	$488,192	$479,724
2019 Convertible Senior Notes	115,000	115,000	—	112,182
2022 Convertible Senior Notes	115,000	115,000	—	111,522
Total Debt	$1,205,000	$716,808	$488,192	$703,428

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Company’s Revolving Credit Facility and 2019 and 2022 Convertible Senior Notes are presented net of deferred financing costs of $7.1 million, $1.5 million, and $3.2 million, respectively.

	December 31, 2016
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$945,000	$578,657	$366,343	$569,919
2019 Convertible Senior Notes	115,000	115,000	—	110,790
Total Debt	$1,060,000	$693,657	$366,343	$680,709

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and 2019 Convertible Senior Notes are presented net of deferred financing costs of $8.7 million and $2.3 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Interest expense	$22,933	$20,501	$15,342
Commitment fees	2,041	837	1,773
Amortization of deferred financing costs	3,172	2,238	5,874
Accretion of original issue discount	674	589	560
Swap settlement (1)	(1,379)	(1,057)	(1,539)
Total Interest Expense	$27,441	$23,108	$22,010
Average debt outstanding (in millions)	$645.1	$725.9	$540.8
Weighted average interest rate	3.3%	2.7%	2.6%
Average 1-month LIBOR rate	1.1%	0.5%	0.2%

(1)	Includes the settlement of the interest rate swaps related to the Company’s 2019 and 2022 Convertible Senior Notes.

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended, the “Revolving Credit Facility”).

As of December 31, 2017, aggregate commitments under the facility were $975 million. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.25 billion.

With respect to $915 million in commitments, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, ends December 22, 2020 and the stated maturity date is December 22, 2021. For the remaining $60 million of commitments, the revolving period ends October 2, 2019 and the stated maturity date is October 2, 2020.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2017, the Company had outstanding debt denominated in Euro (EUR) of 59.4 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2017 and December 31, 2016, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

2019 Convertible Senior Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019 (the “2019 Convertible Senior Notes”). The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of December 31, 2017, the estimated adjusted conversion price was approximately $25.41. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 286 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

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

2022 Convertible Senior Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due August 2022 (the “2022 Convertible Senior Notes” and, together with the 2019 Convertible Senior Notes, the “Convertible Senior Notes”). The 2022 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of December 31, 2017, the estimated adjusted conversion price was approximately $21.15. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Senior Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2022 Convertible Senior Notes is three-month LIBOR plus 237.2 basis points. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the years ended December 31, 2017, 2016, and 2015 the components of interest expense related to the Convertible Senior Notes were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Interest expense	$9,919	$5,175	$5,175
Accretion of original issue discount	674	589	560
Amortization of deferred financing costs	1,408	774	774
Total Interest Expense	$12,001	$6,538	$6,509

Total interest expense in the table above does not include the effect of the interest rate swaps. During the years ended December 31, 2017, 2016 and 2015, the Company received $9.9 million, $5.2 million, and $5.2 million, respectively, and paid $8.5 million, $4.1 million, and $3.7 million, respectively, related to the quarterly settlement of its interest rate swaps. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations.

As of December 31, 2017 and December 31, 2016, the principal amount of the 2019 and 2022 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of December 31, 2017 and December 31, 2016, the components of the carrying value of the 2019 and 2022 Convertible Senior Notes and the stated interest rate were as follows:

	December 31, 2017
	December 2019	August 2022
	Convertible Senior Notes	Convertible Senior Notes
Principal amount of debt	$115,000	$115,000
Original issue discount, net of accretion	(1,308)	(302)
Deferred financing costs	(1,510)	(3,176)
Carrying value of debt	$112,182	$111,522
Stated interest rate	4.50%	4.50%

December 31, 2016
December 2019
Convertible Senior Notes
Principal amount of debt	$115,000
Original issue discount, net of accretion	(1,928)
Deferred financing costs	(2,282)
Carrying value of debt	$110,790
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2019 and 2022 Convertible Senior Notes is three month LIBOR plus 286 basis points, and three month LIBOR plus 237.2 basis points, respectively. Please see Note 5 for further information about the Company’s interest rate swaps.

The indentures governing the 2019 and 2022 Convertible Senior Notes contain certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 and 2022 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the 2019 and 2022 Convertible Senior Notes. As of December 31, 2017, the Company was in compliance with the terms of the indentures governing the 2019 and 2022 Convertible Senior Notes.

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

As of December 31, 2017 and December 31, 2016, the Company was in compliance with the terms of its debt obligations.

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

As of December 31, 2017 and December 31, 2016, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2017	December 31, 2016
AppStar Financial, LLC - Revolver	$2,000	$2,000
Clarabridge, Inc. - Revolver	—	2,500
CrunchTime Information Systems, Inc. - Delayed Draw	—	12,000
CrunchTime Information Systems, Inc. - Revolver	—	2,000
Ecommerce Industries, Inc. - Revolver	—	2,486
Frontline Technologies Group LLC - Delayed Draw	9,377	—
Heartland Automotive Holdings, LLC - Revolver	—	4,139
Helix Health Ltd. - Revolver	4,443	3,903
Illuminate Education, Inc. - Revolver	5,000	—
Industrial Physics LLC - Revolver	5,000	—
IRGSE Holding Corp. - Revolver	335	245
Lithium Technologies LLC - Revolver	3,659	—
Leaf US Holdings, Inc. - Revolver	2,000	2,000
Marketo, Inc. - Revolver	1,875	1,875
Northern Oil & Gas - Delayed Draw	16,250	—
My Alarm Center, LLC - Delayed Draw	—	774
Network Merchants, Inc. - Revolver	—	780
PayLease, LLC - Revolver	3,333	5,000
PaySimple - Revolver	5,000	—
Rex Energy Corporation - Delayed Draw	11,050	—
Riskonnect, Inc. - Revolver	5,000	—
Sailpoint Technologies, Inc. - Revolver	—	1,200
ScentAir Technologies, Inc. - Revolver	750	2,143
Sovos Compliance, LLC - Delayed Draw	3,030	—
Sovos Compliance, LLC - Revolver	1,657	750
Total Portfolio Company Commitments	$79,759	$43,795

Other Commitments and Contingencies

As of December 31, 2017, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date. As of December 31, 2016, the Company had additional unfunded commitments of $50.0 million to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2017, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the year ended December 31, 2017 and 2016. All shares issued to stockholders in the tables below are newly issued shares.

	Year Ended
	December 31, 2017
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2016	Base	December 31, 2016	February 1, 2017	122,836
February 22, 2017	Base	April 7, 2017 (2)	May 1, 2017	109,847
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	11,786
May 3, 2017	Base	June 15, 2017	July 14, 2017	112,166
August 2, 2017	Supplemental	August 31, 2017	September 29, 2017	26,515
August 2, 2017	Base	September 15, 2017	October 13, 2017	125,519
November 7, 2017	Supplemental	November 30, 2017	December 29, 2017	22,327
Total Shares Issued				530,996

	Year Ended
	December 31, 2016
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 3, 2015	Base	December 31, 2015	February 1, 2016	147,809
February 24, 2016	Base	March 31, 2016	May 2, 2016	186,204
May 4, 2016	Base	June 30, 2016	August 1, 2016	168,621
August 3, 2016	Base	September 30, 2016	November 1, 2016	135,692
Total Shares Issued				638,326

(1)	See Note 11 for further information on base and supplemental dividends.
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

On February 21, 2018, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2018. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2018 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the year ended December 31, 2017, no shares were repurchased under the Company 10b5-1 Plan. During the year ended December 31, 2016, the Company repurchased 86,081 shares under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Increase in net assets resulting from operations	$111,609	$137,007	$63,568
Weighted average shares of common stock outstanding—basic and diluted	59,995,387	58,591,380	54,006,322
Earnings per common share—basic and diluted	$1.86	$2.34	$1.18

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the year ended December 31, 2017 was less than the conversion price for the 2019 and 2022 Convertible Senior Notes outstanding as of December 31, 2017. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the 2019 and 2022 Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. Following the completion of the quarter ended March 31, 2017, the Company introduced a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the years ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 22, 2017	Base	April 7, 2017 (1)	April 28, 2017	$0.39
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	0.04
May 3, 2017	Base	June 15, 2017	July 14, 2017	0.39
August 2, 2017	Supplemental	August 31, 2017	September 29, 2017	0.09
August 2, 2017	Base	September 15, 2017	October 13, 2017	0.39
November 7, 2017	Supplemental	November 30, 2017	December 29, 2017	0.06
November 7, 2017	Base	December 15, 2017	January 12, 2018	0.39
Total Dividends Declared				$1.75

	Year Ended
	December 31, 2016
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 24, 2016	Base	March 31, 2016	April 29, 2016	$0.39
May 4, 2016	Base	June 30, 2016	July 29, 2016	0.39
August 3, 2016	Base	September 30, 2016	October 31, 2016	0.39
November 7, 2016	Base	December 31, 2016	January 31, 2017	0.39
Total Dividends Declared				$1.56

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

The dividends declared during the years ended December 31, 2017 and December 31, 2016, were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Ordinary Income (1)	$102,400	$89,916	$74,932
Capital Gains	2,651	2,878	9,366
Total	$105,051	$92,794	$84,298

(1)

For the years ended December 31, 2017, 2016 and 2015, 89.16%, 82.52%, and 83.04% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2017, 2016 and 2015, to taxable income at December 31, 2017, 2016 and 2015:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Increase in net assets resulting from operations	$111,609	$137,007	$63,568
Adjustments:
Net unrealized (gain) loss on investments	(5,295)	(29,802)	28,568
Other income (loss) for tax purposes, not book	644	(290)	437
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	2,855	2,249	1,521
Other book-tax differences	2,311	(2,930)	2,073
Taxable Income	$112,024	$106,134	$96,067

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

During the year ended December 31, 2017, permanent differences were principally related to $11.7 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $2.1 million attributable to accrued U.S. federal excise taxes, and $0.2 million attributable to the foreign currency reclassifications.

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

The Company’s wholly-owned subsidiary, TSL MR, LLC, is a taxable subsidiary in which the Company holds certain equity investments. TSL MR, LLC is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of certain portfolio companies. The income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations. As a result of the Tax Reform, the corporate tax rate of TSL, MR, LLC will be 21% as of January 1, 2018.

As of December 31, 2017, the Company had a deferred tax asset of $2.9 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $2.9 million.

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

The tax cost of the Company’s investments as of December 31, 2017 and 2016, approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Per Share Data (6)
Net asset value, beginning of period	$15.95	$15.15	$15.53	$15.52	$15.19

Net investment income (1)	2.00	1.83	1.76	2.07	1.66
Net realized and unrealized gain (loss) (1)	(0.14)	0.51	(0.58)	(0.33)	0.23
Total from operations	1.86	2.34	1.18	1.74	1.89
Issuance of common stock, net of offering costs (2)	0.03	0.03	—	(0.20)	—
Dividends declared from net investment income (2)	(1.53)	(1.39)	(1.15)	(1.51)	(1.36)
Dividends declared from realized gains (2)	(0.22)	(0.17)	(0.41)	(0.02)	(0.20)
Total increase (decrease) in net assets	0.14	0.81	(0.38)	0.01	0.33
Net Asset Value, End of Period	$16.09	$15.95	$15.15	$15.53	$15.52
Per share market value at end of period	$19.80	$18.68	$16.22	$16.82	—
Total return based on market value (3)	15.36%	24.78%	5.71%	14.69%	—
Total return based on net asset value (4)	11.87%	15.54%	7.62%	9.92%	12.44%
Shares Outstanding, End of Period	60,247,201	59,716,205	54,163,960	53,797,358	37,026,023
Ratios / Supplemental Data
Ratio of net expenses to average net assets (5)	9.41%	9.39%	9.31%	7.56%	6.60%
Ratio of net investment income to average net assets	12.49%	11.84%	11.35%	13.42%	10.80%
Portfolio turnover	62.81%	37.40%	34.51%	53.16%	26.97%
Net assets, end of period	$969,284	$952,212	$820,741	$835,405	$574,696

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.

(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of TICC Capital Corp. and Triangle Capital Corp.  Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 9.42%, 9.43% and 9.33% for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2014 and 2013, the Company did not own any shares of common stock of TICC Capital Corp. or Triangle Capital Corp. For the years ended December 31, 2014 and 2013, the ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee prior to the Company’s IPO. Excluding the effects of the waiver, the ratio of net expenses to average net assets would have been 7.88%, and 7.94% for the years ended December 31, 2014 and 2013, respectively.

(6)	Table may not sum due to rounding.

14. Selected Quarterly Financial Data (Unaudited)

	2017
	Q4	Q3	Q2	Q1
Investment Income	$48,825	$52,305	$58,819	$50,948
Net Expenses (1)	$21,946	$21,376	$24,887	$22,429
Net Investment Income	$26,879	$30,929	$33,932	$28,519
Total unrealized and realized losses	$(133)	$(6,170)	$(2,106)	$(241)
Increase in Net Assets Resulting from Operations	$26,746	$24,759	$31,826	$28,278
Net Asset Value per Share as of the End of the Quarter	$16.09	$16.09	$16.15	$16.04

	2016
	Q4	Q3	Q2	Q1
Investment Income	$49,708	$53,917	$46,034	$42,751
Net Expenses (1)	$21,641	$23,346	$20,531	$19,559
Net Investment Income	$28,067	$30,571	$25,503	$23,192
Total unrealized and realized gains (losses)	$4,656	$6,304	$24,135	$(5,421)
Increase in Net Assets Resulting from Operations	$32,723	$36,875	$49,638	$17,771
Net Asset Value per Share as of the End of the Quarter	$15.95	$15.78	$15.55	$15.11

	2015
	Q4	Q3	Q2	Q1
Investment Income	$43,559	$46,774	$45,352	$37,730
Net Expenses (1)	$19,916	$20,926	$20,332	$16,943
Net Investment Income	$23,643	$25,849	$25,020	$20,787
Total unrealized and realized gains (losses)	$(27,985)	$(16,512)	$9,085	$3,681
Increase (decrease) in Net Assets Resulting from Operations	$(4,342)	$9,337	$34,105	$24,468
Net Asset Value per Share as of the End of the Quarter	$15.15	$15.62	$15.84	$15.60

(1)	Net expenses include income taxes, including excise taxes.

15. Subsequent Events

In January 2018, the Company issued $150.0 million aggregate principal amount of unsecured notes that mature on January 22, 2023 (the “2023 Notes”). The principal amount of the 2023 Notes is payable at maturity. The 2023 Notes bear interest at a rate of 4.50% per year, payable semi-annually commencing on July 22, 2018, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and estimated offering costs, were approximately $147.1 million. The Company used the net proceeds of the 2023 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the offering, the Company entered into an interest rate swap to better align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2023 Notes is three-month LIBOR plus 199 basis points. The swap transaction matures on January 22, 2023.

On February 20, 2018, the Company entered into an amendment to the Revolving Credit Facility. Under the terms of the amendment, aggregate commitments under the facility were increased to $990 million. In addition, with respect to $895 million in commitments, amounts drawn under the facility bear interest at a rate of LIBOR plus a margin of either 1.75% or 1.875%, or the prime rate plus a margin of either 0.75% or 0.875%. With respect to $95 million in commitments, amounts drawn under the facility bear interest at a rate of LIBOR plus a margin of either 1.75% or 2.00%, or the prime rate plus a margin of either 0.75% or 1.00%.

The maturity of the facility was also extended.  With respect to $895 million in commitments, the revolving period ends in February 2022 and the stated maturity date is February 2023. For the remaining $95 million of commitments, the revolving period ends in either October 2019 or December 2020, and the stated maturity date is either October 2020 or December 2021. Under the terms of the Revolving Credit Facility, the Company may at any time determine to cancel the commitments that were not extended.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the SOX Code of Business Conduct and Ethics (which is set forth below), information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Our SOX Code of Business Conduct and Ethics may be found at http://www.tpgspecialtylending.com in the “Investor Resources” section of our website. We intend to disclose any substantive amendments to or waivers of required provisions of the SOX Code of Business Conduct and Ethics on our website or on a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.

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
4.6

Indenture, dated as of January 22, 2018, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2018).

4.7

First Supplemental Indenture, dated as of January 22, 2018, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 22, 2018).

4.8	Form of 4.500% Note Due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 22, 2018).

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

Exhibit No	Description of Exhibits

10.3	Custodian Agreement dated November 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012).

10.4

Amended and Restated Revolving Credit and Security Agreement, dated as of January 21, 2014, among TPG SL SPV, LLC, as Borrower, the Lenders from Time to Time Parties Hereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 4, 2014).

10.5

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

10.8

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

10.9

First Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 3, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014).

10.10

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

10.12

Second Amended and Restated Credit and Security Agreement, dated as of March 27, 2015, among TPG SL SPV, LLC, as Borrower, the Lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015).

10.13

Fourth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 2, 2015, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Suntrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2015).

10.14

Fifth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated December 22, 2016, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 22, 2017).

Exhibit No	Description of Exhibits

10.15 10.16

Amended and Restated Administration Agreement, dated as of February 22, 2017 between the Company and the Adviser (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 22, 2017).

Sixth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated February 20, 2018, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent.

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

Date: February 21, 2018	TPG SPECIALTY LENDING, INC.

/s/ Joshua Easterly
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Gordon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2017, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2018.

Signature	Title

/s/ Joshua Easterly Joshua Easterly	Chief Executive Officer, Director and Chairman of the Board of Directors
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (Principal Financial Officer)
/s/ Michael Graf Michael Graf	Vice President (Principal Accounting Officer)
/s/ John A. Ross John A. Ross	Director and Chairman of the Audit Committee
/s/ Michael Fishman Michael Fishman	Director
/s/ Richard A. Higginbotham Richard A. Higginbotham	Director
/s/ Ronald K. Tanemura Ronald K. Tanemura	Director