Form 10-Q
period 2018-03-31
TPG Specialty Lending, Inc.
filed 2018-05-03
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at May 2, 2018 was 64,887,471.

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 21, 2018, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,729,452 and $1,523,844, respectively)	$1,771,750	$1,557,803
Controlled, affiliated investments (amortized cost of $167,427 and $162,406, respectively)	137,570	135,920
Total investments at fair value (amortized cost of $1,896,879 and $1,686,250, respectively)	1,909,320	1,693,723
Cash and cash equivalents (restricted cash of $5,697 and $3,150, respectively)	8,870	6,665
Interest receivable	8,541	6,762
Prepaid expenses and other assets	3,413	13,088
Total Assets	$1,930,144	$1,720,238
Liabilities
Debt (net of deferred financing costs of $16,512 and $11,770, respectively)	$835,914	$703,428
Management fees payable to affiliate	6,631	6,219
Incentive fees payable to affiliate	6,574	5,628
Dividends payable	23,556	23,488
Other payables to affiliate	2,410	1,901
Other liabilities	11,092	10,290
Total Liabilities	886,177	750,954
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 64,256,031 and 60,336,281 shares issued, respectively; and 64,166,951 and 60,247,201 shares outstanding, respectively	643	603
Additional paid-in capital	971,843	906,521
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Undistributed net investment income	64,965	61,790
Net unrealized gains	6,510	6,718
Undistributed net realized gains (losses)	1,365	(4,989)
Total Net Assets	1,043,967	969,284
Total Liabilities and Net Assets	$1,930,144	$1,720,238
Net Asset Value Per Share	$16.27	$16.09

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$47,967	$47,770
Dividend income	195	1
Other income	5,819	2,125
Total investment income from non-controlled, non-affiliated investments	53,981	49,896
Investment income from controlled, affiliated investments:
Interest from investments	3,734	1,000
Other income	52	52
Total investment income from controlled, affiliated investments	3,786	1,052
Total Investment Income	57,767	50,948
Expenses
Interest	9,070	6,865
Management fees	6,660	6,071
Incentive fees	6,608	6,050
Professional fees	2,112	1,286
Directors’ fees	106	106
Other general and administrative	1,238	1,301
Total expenses	25,794	21,679
Management and incentive fees waived (Note 3)	(63)	—
Net Expenses	25,731	21,679
Net Investment Income Before Income Taxes	32,036	29,269
Income taxes, including excise taxes	850	750
Net Investment Income	31,186	28,519
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	8,339	11,240
Controlled, affiliated investments	(3,371)	(7,750)
Translation of other assets and liabilities in foreign currencies	(981)	(5,793)
Interest rate swaps	(4,194)	154
Total net change in unrealized losses	(207)	(2,149)
Realized gains (losses):
Non-controlled, non-affiliated investments	2,645	1,322
Foreign currency transactions	212	586
Total realized gains	2,857	1,908
Total Unrealized and Realized Gains (Losses)	2,650	(241)
Increase in Net Assets Resulting from Operations	$33,836	$28,278
Earnings per common share—basic and diluted	$0.56	$0.47
Weighted average shares of common stock outstanding—basic and diluted	60,840,459	59,796,731

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(6)	Second-lien loan ($59,621 par, due 9/2021)	6/30/2017	L + 9.05%	11.35%	$59,621	$57,981	5.6%
Business services
Jive Software, Inc. (3)(5)	First-lien loan ($53,595 par, due 6/2022)	6/12/2017	L + 9.25%	11.13%	51,851	55,337	5.3%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($33,221 par, due 6/2020)	6/30/2014	L + 8.00%	10.30%	32,910	33,309	3.2%
Motus, LLC (3)	First-lien loan ($69,400 par, due 1/2024)	1/17/2018	L + 6.75%	8.48%	67,711	68,012	6.5%
	First-lien revolving loan ($393 par, due 1/2023)	1/17/2018	L + 6.75%	8.48%	259	281	0.0%
Nintex Global Limited (3)(5)	First-lien loan ($65,000 par, due 4/2024)	3/30/2018	L + 6.75%	9.06%	63,376	63,375	6.1%
Riskonnect, Inc. (3)	First-lien loan ($42,800 par, due 6/2022)	6/30/2017	L + 7.75%	10.06%	41,960	42,442	4.1%
Sovos Compliance, LLC (3)	First-lien loan ($34,236 par, due 3/2022)	7/1/2016	L + 6.00%	7.89%	33,800	34,431	3.3%
Tangoe, Inc. (3)(5)	First-lien loan ($49,953 par, due 6/2022)	6/16/2017	L + 8.50%	10.31% (incl. 0.50% PIK)	48,258	49,204	4.7%
					340,125	346,391	33.2%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10/31/2016	L + 9.00%	10.88%	4,965	4,979	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	13.88%	3,341	3,383	0.3%
					8,306	8,362	0.8%
Communications
iHeart Communications (3)(5)	ABL FILO term loan ($117,465 par, due 11/2020)	11/30/2017	L + 4.75%	6.53%	114,343	117,758	11.3%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($50,000 par, due 2/2024)	2/28/2018	L + 6.00%	8.20%	48,467	48,500	4.6%
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8/31/2016	L + 7.00%	9.30%	44,079	45,563	4.4%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,584 par, due 9/2023)	9/18/2017	L + 6.50%	8.38%	46,945	47,299	4.5%
Illuminate Education, Inc.(3)	First-lien loan ($56,900 par, due 8/2022)	8/25/2017	L + 8.00%	9.99%	55,825	56,281	5.4%
					195,316	197,643	18.9%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($19,914 par, due 8/2020)	8/18/2015	L + 8.00%	9.88%	19,652	20,187	1.9%

AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	11.44%	53,927	55,402	5.3%
Government Brands, LLC (3)	First-lien loan ($35,034 par, due 3/2023)	3/15/2018	L + 9.25%	11.06% (incl. 2.50% PIK)	34,240	34,233	3.3%
PayLease, LLC (3)	First-lien loan ($56,383 par, due 7/2022)	7/28/2017	L + 7.00%	8.88%	55,325	55,935	5.4%
PaySimple, Inc. (3)	First-lien loan ($50,822 par, due 3/2022)	3/7/2017	L + 8.25%	10.56% (incl. 1.75% PIK)	49,983	50,568	4.8%
	First-lien revolving loan ($2,500 par, due 3/2022)	3/7/2017	L + 9.25%	14.00%	2,421	2,475	0.2%
Swift Gift Limited (3)(5)	First-lien loan ($29,094 par, due 1/2022)	7/31/2017	L + 6.50%	8.44%	28,437	29,530	2.8%
					243,985	248,330	23.7%
Healthcare
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($32,256 par, due 6/2022)	6/30/2017	L + 8.00%	9.88%	31,445	31,853	3.1%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 36,340 par, due 9/2018)	9/30/2014	E + 10.50%	11.50%	42,519	45,252 (EUR 36,795)	4.3%
	First-lien revolving loan (EUR 300 par, due 9/2018)	9/30/2014	E + 10.50%	11.50%	320	430 (EUR 350)	0.0%
MatrixCare, Inc. (3)(5)	First-lien loan ($57,159 par, due 12/2021)	12/17/2015	L + 5.25%	7.55%	56,357	57,731	5.5%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($42,705 par, due 9/2020)	9/30/2015	L + 8.50%	10.38%	42,000	43,133	4.1%
Quantros, Inc. (3)(5)	First-lien loan ($29,100 par, due 2/2021)	2/29/2016	L + 7.75%	10.05%	28,451	29,828	2.9%
					201,092	208,227	19.9%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(6)	First-lien loan ($22,695 par, due 9/2019)	9/29/2015	L + 9.50%	11.80% (incl. 5.00% PIK)	22,695	17,078	1.6%
	First-lien revolving loan ($23,527 par, due 9/2019)	9/29/2015	L + 9.50%	11.80% (incl. 5.00% PIK)	23,527	17,704	1.7%
					46,222	34,782	3.3%
Human resource support services
PageUp People Limited (3)(4)	First-lien loan (AUD 46,092 par, due 12/2022)	1/11/2018	B + 7.25%	11.27% (incl. 2.25% PIK)	35,518	34,669 (AUD 45,198)	3.3%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($62,907 par, due 10/2020)	10/31/2014	L + 6.75%	9.06%	62,520	64,323	6.2%
Internet services
Lithium Technologies, LLC (3)	First-lien loan ($50,000 par, due 10/2022)	10/3/2017	L + 8.00%	9.79%	48,890	49,329	4.7%
Manufacturing
Industrial Physics, LLC (3)	First-lien loan ($9,950 par, due 10/2022)	10/23/2017	L + 7.00%	8.88%	9,765	9,826	0.9%

	First-lien loan (EUR 21,012 par, due 10/2022)	10/23/2017	E + 7.00%	8.00%	24,221	25,518 (EUR 20,749)	2.4%
	First-lien revolving loan ($750 par, due 10/2022)	10/23/2017	L + 7.00%	8.84%	659	688	0.1%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.00%	8.88%	19,836	19,986	1.9%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.00%	8.88%	1,379	1,393	0.1%
					55,860	57,411	5.4%
Marketing services
Bazaarvoice, Inc.(3)	First-lien loan ($40,000 par, due 2/2024)	2/1/2018	L + 8.00%	9.77%	39,560	39,670	3.8%
Vivial Inc.(3)	First-lien loan ($32,052 par, due 9/2022)	9/29/2017	L + 8.00%	10.30%	31,541	31,651	3.0%
					71,101	71,321	6.8%
Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($20,000 par, due 9/2022)	9/12/2017	L + 7.75%	9.32%	19,571	19,750	1.9%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(6)	First-lien loan ($28,121 par, due 6/2018)	5/3/2017	L + 10.50%	12.38%	28,058	24,677	2.4%
Northern Oil and Gas, Inc. (3)	First-lien loan ($48,750 par, due 11/2022)	11/1/2017	L + 7.75%	10.06%	47,618	48,750	4.7%
Rex Energy Corporation (3)	First-lien loan ($22,100 par, due 4/2021)	4/28/2017	L + 8.75%	11.06%	21,557	23,900	2.3%
					97,233	97,327	9.4%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(8)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,193	33,166	3.2%
Model N, Inc. (3)(4)	First-lien loan ($30,000 par, due 1/2022)	1/5/2017	P + 9.25%	14.00%	29,523	30,900	3.0%
Nektar Therapeutics (4)(5)(8)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,410	77,386	7.4%
					137,126	141,452	13.6%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 4/2021)	9/6/2017	L + 7.75%	9.78%	24,677	25,000	2.4%
American Achievement Corporation (3)(5)	First-lien loan ($22,971 par, due 9/2020)	9/30/2015	L + 8.25%	9.92%	22,792	22,971	2.2%
Eddie Bauer LLC (3)	ABL FILO term loan ($28,875 par, due 6/2019)	3/31/2017	L + 9.25%	10.94%	28,539	29,164	2.8%
PayLess Inc. (3)(5)	ABL FILO term loan ($15,000 par, due 8/2022)	3/1/2018	L + 8.00%	10.01%	14,680	14,700	1.4%
Sears (3)(4)(10)	First-lien ABL loan ($17,296 par, due 7/2020)	3/18/2016	L + 7.50%	9.20%	16,992	17,368	1.7%
					107,680	109,203	10.5%

Total Debt Investments					1,844,509	1,864,259	178.5%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(12)(13)	Class A Preferred Units (125,000 units)	6/30/2017			12,500	14,844	1.4%

	Class B Common Units (90,000 units)	6/30/2017	2	4,876	0.5%
			12,502	19,720	1.9%
Business Services
Motus, LLC (12)(13)	Class A Units (1,262 units)	1/17/2018	1,262	1,262	0.1%
	Class B Units (517,020 units)	1/17/2018	—	—	0.0%
Nintex Global Limited (12)(13)	Class A Shares (1,197 shares)	3/30/2018	1,197	1,197	0.1%
	Class B Shares (398,557 shares)	3/30/2018	12	12	0.0%
Riskonnect, Inc. (12)(13)	Preferred Class A Units (990 units)	6/30/2017	990	990	0.1%
	Common Class B Units (959,018 units)	6/30/2017	10	10	0.0%
			3,471	3,471	0.3%
Chemicals
Vertellus Specialties, Inc. (12)	Common Units (2,672,990 units)	10/31/2016	3,828	3,914	0.4%
Financial services
AvidXchange, Inc. (12)	Series E Preferred Equity (214,132 shares)	8/7/2015	3,846	7,481	0.7%
Swift Gift Limited (12)(13)	Common Shares (35,000 shares)	7/31/2017	3,500	6,379	0.6%
Oxford Square Capital Corp. (4)(11)	Common Shares (1,059 shares)	8/5/2015	7	6	0.0%
Triangle Capital Corp. (4)(11)	Common Shares (224,600 shares)	11/3/2017	2,191	2,500	0.2%
			9,544	16,366	1.5%
Healthcare
SRS Parent Corp. (12)	Common Shares Class A (1,980 shares)	12/28/2012	1,980	1,168	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012	20	12	0.0%
			2,000	1,180	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (6)(12)	Class A Units (5,000,000 units)	9/29/2015	3,896	97	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015	100	48	0.0%
			3,996	145	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (6)(12)(13)	Class A-1 Member Units (1,000 units)	5/3/2017	8,155	265	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			17,029	265	0.0%
Total Equity and Other Investments			52,370	45,061	4.2%
Total Investments			$1,896,879	$1,909,320	182.7%

	Interest Rate Swaps as of March 31, 2018
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap (b)	L	1.16%	10/5/2018	$92,500	$633	$—	$153
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(1,808)	—	(784)
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	536	—	244
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(2,882)	—	(2,172)
Interest rate swap (b)	4.50%	L + 1.99%	1/22/2023	150,000	(1,635)	—	(1,635)
Cash collateral				—	5,156	—	—
Total				$505,833	$—	$—	$(4,194)

(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Interest rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offered Rate  (“EURIBOR” or “E”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2018.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 14.2% of total assets as of March 31, 2018.

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

(6)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2018 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the three months ended March 31, 2018

Company	Fair Value at December 31, 2017	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at March 31, 2018	Other Income	Interest Income
AFS Technologies, Inc.	$75,780	$—	$—	$1,921	$—	$77,701	$—	$1,604
IRGSE Holding Corp.	34,748	2,142	—	(1,963)	—	34,927	2	1,260
Mississippi Resources, LLC	25,392	2,949	(70)	(3,329)	—	24,942	50	870
Total	$135,920	$5,091	$(70)	$(3,371)	$—	$137,570	$52	$3,734

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

(7)	As of March 31, 2018, the tax cost of the Company’s investments approximates the amortized cost.
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
(13)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2018, the aggregate fair value of these securities is $29,835, or 2.9% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2017

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($25,725 par, due 1/2018)	8/28/2012	L + 10.25%	11.75%	$25,724	$25,789	2.7%
	First-lien revolving loan ($4,056 par, due 1/2018)	8/28/2012	P + 9.00%	13.50%	4,056	4,066	0.4%
					29,780	29,855	3.1%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(6)	Second-lien loan ($59,621 par, due 9/2021)	6/30/2017	L + 9.05%	10.74%	59,621	57,534	5.9%
Business services
Jive Software, Inc. (3)(5)	First-lien loan ($53,730 par, due 6/2022)	6/12/2017	L + 9.25%	10.69%	51,900	53,730	5.5%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($33,221 par, due 6/2020)	6/30/2014	L + 8.00%	9.69%	32,879	33,221	3.4%
Motus, LLC (3)	First-lien loan ($20,879 par, due 7/2021)	7/29/2016	L + 10.00%	11.57% (incl. 3.00% PIK)	20,496	21,975	2.3%
Riskonnect, Inc. (3)	First-lien loan ($42,800 par, due 6/2022)	6/30/2017	L + 7.75%	9.50%	41,920	42,203	4.4%
Sovos Compliance, LLC (3)	First-lien loan ($34,323 par, due 3/2022)	7/1/2016	L + 6.00%	7.57%	33,862	34,421	3.6%
Tangoe, Inc. (3)(5)	First-lien loan ($49,975 par, due 6/2022)	6/16/2017	L + 8.50%	10.20% (incl. 0.50% PIK)	48,196	48,725	5.0%
					229,253	234,275	24.2%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10/31/2016	L + 9.00%	10.57%	4,959	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	13.57%	3,341	3,366	0.3%
					8,300	8,333	0.8%
Communications
iHeart Communications (3)(5)	ABL FILO term loan ($115,000 par, due 11/2020)	11/30/2017	L + 4.75%	6.23%	111,613	112,700	11.6%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8/31/2016	L + 7.00%	8.69%	44,029	45,450	4.7%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,703 par, due 9/2023)	9/18/2017	L + 6.50%	8.09%	47,039	47,132	4.9%
Illuminate Education, Inc.(3)	First-lien loan ($56,900 par, due 8/2022)	8/25/2017	L + 8.00%	9.48%	55,772	55,971	5.8%
					146,840	148,553	15.4%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($20,364 par, due 8/2020)	8/18/2015	L + 8.00%	9.57%	20,071	20,643	2.1%

AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	11.06%	53,879	55,266	5.7%
PayLease, LLC (3)	First-lien loan ($56,525 par, due 7/2022)	7/28/2017	L + 7.00%	8.57%	55,413	55,627	5.7%
PaySimple, Inc. (3)	First-lien loan ($50,601 par, due 3/2022)	3/7/2017	L + 8.25%	10.00% (incl. 1.75% PIK)	49,633	50,045	5.2%
Swift Gift Limited (3)(5)	First-lien loan ($29,167 par, due 1/2022)	7/31/2017	L + 6.50%	8.13%	28,472	29,458	3.0%
					207,468	211,039	21.7%
Healthcare
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($32,338 par, due 6/2022)	6/30/2017	L + 8.00%	9.57%	31,486	31,691	3.3%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 38,019 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	45,164	47,366 (EUR 39,445)	4.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	293	540 (EUR 450)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($57,305 par, due 12/2021)	12/17/2015	L + 5.25%	6.94%	56,455	58,021	6.0%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($43,262 par, due 9/2020)	9/30/2015	L + 8.50%	10.19%	42,483	43,478	4.5%
Quantros, Inc. (3)(5)	First-lien loan ($29,475 par, due 2/2021)	2/29/2016	L + 7.75%	9.44%	28,772	30,212	3.1%
					204,653	211,308	21.9%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(6)	First-lien loan ($22,414 par, due 9/2019)	9/29/2015	L + 9.50%	11.19% (incl. 5.00% PIK)	22,414	17,596	1.8%
	First-lien revolving loan ($21,665 par, due 9/2019)	9/29/2015	L + 9.50%	11.06% (incl. 5.00% PIK)	21,665	17,007	1.8%
					44,079	34,603	3.6%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($63,321 par, due 10/2020)	10/31/2014	L + 6.50%	8.25%	62,899	64,904	6.7%
Internet services
Lithium Technologies, LLC (3)	First-lien loan ($50,000 par, due 10/2022)	10/3/2017	L + 8.00%	9.39%	48,840	48,927	5.0%
Manufacturing
Industrial Physics, LLC (3)	First-lien loan ($9,975 par, due 10/2022)	10/23/2017	L + 7.00%	8.55%	9,686	9,750	1.0%
	First-lien loan (EUR 21,065 par, due 10/2022)	10/23/2017	E + 7.00%	8.00%	24,260	24,915 (EUR 20,749)	2.6%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.00%	8.57%	19,816	20,086	2.1%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.00%	8.57%	1,377	1,404	0.1%
					55,139	56,155	5.8%
Marketing services
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	8/16/2016	L + 9.50%	11.19%	27,428	29,025	3.0%
Vivial Inc.(3)	First-lien loan ($32,463 par, due 9/2022)	9/29/2017	L + 8.00%	9.69%	31,918	31,976	3.3%
					59,346	61,001	6.3%

Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($20,000 par, due 9/2022)	9/12/2017	L + 7.75%	8.99%	19,553	19,600	2.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(6)	First-lien loan ($25,229 par, due 6/2018)	5/3/2017	L + 10.50%	12.07%	25,180	25,229	2.6%
Northern Oil and Gas, Inc. (3)	First-lien loan ($48,750 par, due 11/2022)	11/1/2017	L + 7.75%	9.50%	47,563	47,450	4.9%
Rex Energy Corporation (3)	First-lien loan ($18,950 par, due 4/2021)	4/28/2017	L + 8.75%	10.50%	18,467	20,525	2.1%
					91,210	93,204	9.6%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(8)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,191	33,250	3.4%
Model N, Inc. (3)(4)	First-lien loan ($30,000 par, due 1/2022)	1/5/2017	L + 8.25%	9.88%	29,497	29,925	3.1%
Nektar Therapeutics (4)(5)(8)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,363	76,449	7.9%
					137,051	139,624	14.4%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 4/2021)	9/6/2017	L + 7.75%	9.26%	24,654	24,875	2.6%
American Achievement Corporation (3)(5)	First-lien loan ($23,161 par, due 9/2020)	9/30/2015	L + 8.25%	9.62%	22,964	23,219	2.4%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($15,420 par, due 3/2021)	3/25/2016	L + 7.50%	8.74%	15,165	15,767	1.6%
Eddie Bauer LLC (3)	ABL FILO term loan ($29,250 par, due 6/2019)	3/31/2017	L + 9.25%	10.94%	28,847	29,396	3.0%
Sears (3)(4)(10)	First-lien ABL loan ($17,296 par, due 7/2020)	3/18/2016	L + 7.50%	8.89%	16,962	17,383	1.8%
					108,592	110,640	11.4%

Total Debt Investments					1,624,237	1,642,255	169.4%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(12)(13)	Class A Preferred Units (125,000 units)	6/30/2017			12,500	14,031	1.4%
	Class B Common Units (90,000 units)	6/30/2017			2	4,215	0.4%
					12,502	18,246	1.8%
Business Services
Riskonnect, Inc. (12)(13)	Preferred Class A Units (990 units)	6/30/2017			990	990	0.1%
	Common Class B Units (959,018 units)	6/30/2017			10	10	0.0%
					1,000	1,000	0.1%
Chemicals
Vertellus Specialties, Inc. (12)	Common Units (2,672,990 units)	10/31/2016			3,828	3,780	0.4%
Financial services
AvidXchange, Inc. (12)	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	7,481	0.8%
Swift Gift Limited (12)(13)	Common Shares (35,000 shares)	7/31/2017			3,500	5,066	0.5%

TICC Capital Corp. (4)(11)	Common Shares (1,059 shares)	8/5/2015	7	6	0.0%
Triangle Capital Corp. (4)(11)	Common Shares (1,384,570 shares)	11/3/2017	13,428	13,140	1.4%
			20,781	25,693	2.7%
Healthcare
Helix Health, Ltd. (4)(12)	Warrants	9/30/2014	877	1,336 (EUR 1,112)	0.1%
SRS Parent Corp. (12)	Common Shares Class A (1,980 shares)	12/28/2012	1,980	1,094	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012	20	11	0.0%
			2,877	2,441	0.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (6)(12)	Class A Units (5,000,000 units)	9/29/2015	3,896	97	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015	100	48	0.0%
			3,996	145	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (6)(12)(13)	Class A-1 Member Units (1,000 units)	5/3/2017	8,155	163	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			17,029	163	0.0%
Total Equity and Other Investments			62,013	51,468	5.2%
Total Investments			$1,686,250	$1,693,723	174.6%

	Interest Rate Swaps as of December 31, 2017
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap (b)	L	1.16%	10/5/2018	$92,500	$480	$—	$204
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(1,024)	—	(817)
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	292	—	292
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(710)	—	(710)
Cash collateral				—	962	—	—
Total				$355,833	$—	$—	$(1,031)
(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Interest rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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
(13)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2017, the aggregate fair value of these securities is $24,475, or 2.5% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Increase in Net Assets Resulting from Operations
Net investment income	$31,186	$28,519
Net change in unrealized losses	(207)	(2,149)
Net realized gains	2,857	1,908
Increase in Net Assets Resulting from Operations	33,836	28,278
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	63,015	—
Issuance of convertible notes	—	356
Reinvestment of dividends	3,200	2,132
Dividends declared from net investment income	(25,368)	(23,337)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	40,847	(20,849)
Total Increase in Net Assets	74,683	7,429
Net assets, beginning of period	969,284	952,212
Net Assets, End of Period	$1,043,967	$959,641
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$64,965	$48,619

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$33,836	$28,278
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized gains on investments	(4,968)	(3,490)
Net change in unrealized losses on foreign currency transactions	981	5,793
Net change in unrealized (gains) losses on interest rate swaps	4,194	(154)
Net realized gains on investments	(2,645)	(1,322)
Net realized gains on foreign currency transactions	(71)	(355)
Net amortization of discount on investments	(3,539)	(9,425)
Amortization of deferred financing costs	870	735
Amortization of discount on debt	178	163
Purchases and originations of investments, net	(319,241)	(163,626)
Proceeds from investments, net	14,743	73,732
Repayments on investments	101,090	178,366
Paid-in-kind interest	(994)	(1,880)
Changes in operating assets and liabilities:
Interest receivable	(1,670)	1,584
Interest receivable paid-in-kind	(109)	180
Prepaid expenses and other assets	9,675	(9,007)
Management fees payable to affiliate	412	(198)
Incentive fees payable to affiliate	946	161
Payable to affiliate	509	(207)
Other liabilities	(3,392)	825
Net Cash Provided by (Used) in Operating Activities	(169,195)	100,153
Cash Flows from Financing Activities
Borrowings on debt	538,975	255,500
Repayments on debt	(402,879)	(329,608)
Deferred financing costs	(5,612)	(3,812)
Proceeds from issuance of common stock, net of offering and underwriting costs	63,015	—
Dividends paid to stockholders	(22,099)	(21,157)
Net Cash Provided by (Used) in Financing Activities	171,400	(99,077)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,205	1,076
Cash, cash equivalents, and restricted cash, beginning of period	6,665	5,954
Cash, Cash Equivalents, and Restricted Cash, End of Period	$8,870	$7,030
Supplemental Information:
Interest paid during the period	$7,303	$4,224
Excise taxes paid during the period	$2,500	$2,100
Dividends declared during the period	$25,368	$23,337
Reinvestment of dividends during the period	$3,200	$2,132

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”), on February 21, 2018.

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

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of its investments, including and in combination of: the estimated enterprise value of a portfolio company (that is, the total value of the portfolio company’s net debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At March 31, 2018, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Equity Offering Expenses

The Company records expenses related to equity offerings as a reduction of capital upon completion of an offering of registered securities. The costs associated with renewals of the Company’s shelf registration statement are expensed as incurred.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. The services that the Adviser provides vary by investment, but may include syndication, structuring, diligence fees, or other service-based fees, and fees for providing managerial assistance to our portfolio companies and are recognized as revenue when earned.

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

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for public companies for interim and annual periods in fiscal years beginning after December 15, 2017, with early adoption permitted for interim and annual periods in fiscal years beginning after December 15, 2016. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows or notes to the consolidated financial statements.

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

For the three months ended March 31, 2018 and 2017, the Company incurred expenses of $0.9 million and $1.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2018 and 2017 Management Fees (gross of waivers) were $6.7 million and $6.1 million, respectively.

The Adviser has voluntarily waived the Management Fee on our ownership of shares of common stock in Triangle Capital Corp. (the “TCAP” Shares”) for any period in which Triangle Capital Corp. remains our portfolio company.

For the three months ended March 31, 2018, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to the Company’s ownership of the TCAP Shares. The Adviser did not waive any Management Fees for the three months ended March 31, 2017.

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

For the three months ended March 31, 2018 and 2017, Incentive Fees (gross of waivers) were $6.6 million and $6.0 million, respectively, of which $6.6 million and $6.0 million, respectively, were realized and payable to the Adviser.

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

For the three months ended March 31, 2018, Incentive Fees of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TCAP Shares. The Adviser did not waive any Incentive Fees for the three months ended March 31, 2017. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of certain investments, including the TCAP Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

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

Investments at fair value consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,781,547	$1,802,895	$21,348
Second-lien debt investments	62,962	61,364	(1,598)
Equity and other investments	52,370	45,061	(7,309)
Total Investments	$1,896,879	$1,909,320	$12,441

	December 31, 2017
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,561,275	$1,581,355	$20,080
Second-lien debt investments	62,962	60,900	(2,062)
Equity and other investments	62,013	51,468	(10,545)
Total Investments	$1,686,250	$1,693,723	$7,473

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Automotive	—	1.8%
Beverage, food and tobacco	4.1%	4.5%
Business services	18.3%	13.8%
Chemicals	0.6%	0.7%
Communications	6.2%	6.7%
Education	10.4%	8.8%
Financial services	13.9%	14.0%
Healthcare	11.0%	12.6%
Hotel, gaming, and leisure	1.8%	2.1%
Human resource support services	1.8%	—
Insurance	3.4%	3.8%
Internet services	2.6%	2.9%
Manufacturing	3.0%	3.3%
Marketing services	3.7%	3.6%
Office products	1.0%	1.2%
Oil, gas and consumable fuels	5.1%	5.5%
Pharmaceuticals	7.4%	8.2%
Retail and consumer products	5.7%	6.5%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
United States
Midwest	9.8%	10.0%
Northeast	24.8%	22.9%
South	21.2%	21.6%
West	38.3%	40.6%
Canada	1.7%	2.0%
Europe	2.4%	2.9%
Australia	1.8%	—
Total	100.0%	100.0%

5. Derivatives

Interest Rate Swaps

In January 2015, in connection with its 2019 Convertible Senior Notes, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the three-month LIBOR plus 2.86%. The swap transactions mature on December 15, 2019.

In November 2015, in connection with a fixed rate investment, the Company entered into two interest rate swap transactions, each with a $46.3 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 1.16%. The swap transactions mature on October 5, 2018.

In January 2017, in connection with a fixed rate investment, the Company entered into an interest rate swap transaction with a $33.3 million notional amount. On a net basis, the Company receives three-month LIBOR and pays fixed rate interest at 1.72%. The swap transaction matures on January 10, 2020.

In February 2017, in connection with the issuance of the 2022 Convertible Senior Notes, the Company entered into an interest rate swap transaction with a $115 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the three-month LIBOR plus 2.37%. The swap transaction matures on August 1, 2022.

In January 2018, in connection with the issuance of the 2023 Notes, the Company entered into an interest rate swap transaction with a $150 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the three-month LIBOR plus 1.99%. The swap transaction matures on January 22, 2023.

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Maturity Date	Notional Amount	Gross Amount of Recognized Asset (Liability)	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	$92,500	$633	$(633)	$—
Interest rate swap	1/10/2020	33,333	536	(536)	—
Interest rate swap	1/22/2023	150,000	(1,635)	1,635	—
Interest rate swap	12/15/2019	115,000	(1,808)	1,808	—
Interest rate swap	8/1/2022	115,000	(2,882)	2,882	—
Total		$505,833	$(5,156)	$5,156	$—

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

	December 31, 2017
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	$92,500	$480	$(480)	$—
Interest rate swap	1/10/2020	33,333	292	(292)	—
Interest rate swap	8/1/2022	115,000	(710)	710	—
Interest rate swap	12/15/2019	115,000	(1,024)	1,024	—
Total		$355,833	$(962)	$962	$—

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

During the three months ended March 31, 2018 and 2017, the Company received $0.3 million and $0.2 million, respectively, and paid $0.3 million and $0.3 million, respectively, related to the settlements of its $92.5 million notional amount interest rate swaps, which mature on October 5, 2018. These net amounts of these settlements are included in interest income in the Company’s consolidated statements of operations.

During the three months ended March 31, 2018 and 2017, the Company received $1.3 million and $1.3 million, respectively, and paid $1.3 million and $1.2 million, respectively, related to the settlements of its $115 million notional amount interest rate swaps, which mature on December 15, 2019. The net amounts of these settlements are included in interest expense in the Company’s consolidated statements of operations.

During the three months ended March 31, 2018 and 2017, the Company received $0.7 million and $0.4 million, respectively, and paid $0.7 million and $0.5 million, respectively, related to the settlements of its $33.3 million notional amount interest rate swap, which matures on January 10, 2020. The net amounts of these settlements are included in interest income in the Company’s consolidated statements of operations.

During the three months ended March 31, 2018, the Company received $1.3 million and paid $1.2 million, related to the settlement of its $115 million notional amount interest rate swap, which matures on August 1, 2022. No amounts were received or paid during the three months ended March 31, 2017. The net amounts of these settlements are included in interest expense in the Company’s consolidated statements of operations.

During the three months ended March 31, 2018, the Company received $1.3 million and paid $1.0 million, related to the settlement of its $150 million notional amount interest rate swap, which matures on January 22, 2023. The net amounts of these settlements are included in interest expense in the Company’s consolidated statements of operations.

For the three months ended March 31, 2018 and 2017, the Company recognized $4.2 million of net change in unrealized depreciation and $0.2 million of net change in unrealized appreciation, respectively, on interest rate swaps in the consolidated statement of operations related to the swap transactions.

As of March 31, 2018 and December 31, 2017, the swap transactions had a fair value of $(5.2) million and $(1.0) million, respectively, which is netted against restricted cash collateral on the Company’s consolidated balance sheet.

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

As of March 31, 2018, $10.9 million of cash is pledged as collateral under the Company’s derivative instruments and $5.7 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $4.1 million of cash collateral posted as of December 31, 2017, of which $3.2 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2018 and December 31, 2017:

	Fair Value Hierarchy at March 31, 2018
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,368	$1,785,527	$1,802,895
Second-lien debt investments	—	—	61,364	61,364
Equity and other investments	2,506	—	42,555	45,061
Total investments at fair value	$2,506	$17,368	$1,889,446	$1,909,320
Interest rate swaps	—	(5,156)	—	(5,156)
Total	$2,506	$12,212	$1,889,446	$1,904,164

	Fair Value Hierarchy at December 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,383	$1,563,972	$1,581,355
Second-lien debt investments	—	—	60,900	60,900
Equity and other investments	13,146	—	38,322	51,468
Total investments at fair value	$13,146	$17,383	$1,663,194	$1,693,723
Interest rate swaps	—	(962)	—	(962)
Total	$13,146	$16,421	$1,663,194	$1,692,761

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2018 and 2017:

	As of and for the Three Months Ended
	March 31, 2018
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$1,563,972	$60,900	$38,322	$1,663,194
Purchases or originations	316,770	—	2,471	319,241
Repayments / redemptions	(101,090)	—	(1,379)	(102,469)
Paid-in-kind interest	994	—	—	994
Net change in unrealized gains	1,312	464	2,639	4,415
Net realized gains	59	—	502	561
Net amortization of discount on securities	3,510	—	—	3,510
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$1,785,527	$61,364	$42,555	$1,889,446

	As of and for the Three Months Ended
	March 31, 2017
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$1,454,087	$3,350	$12,465	$1,469,902
Purchases or originations	163,626	—	—	163,626
Repayments / redemptions	(188,342)	—	—	(188,342)
Paid-in-kind interest	1,880	—	—	1,880
Net change in unrealized gains (losses)	(3,292)	8	1,797	(1,487)
Net realized losses	(74)	—	—	(74)
Net amortization of discount on securities	8,756	—	—	8,756
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$1,436,641	$3,358	$14,262	$1,454,261

The following tables present information with respect to the net change in unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2018 and 2017:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2018 on	March 31, 2017 on
	Investments Held at	Investments Held at
	March 31, 2018	March 31, 2017
First-lien debt investments	$5,065	$3,594
Second-lien debt investments	464	8
Equity and other investments	3,097	1,797
Total	$8,626	$5,399

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2018
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,785,527	Income approach (1)	Market yield	7.0% — 25.0% (10.5%)	Decrease
Second-lien debt investments	61,364	Income approach	Market yield	13.2% — 14.3% (13.3%)	Decrease
Equity and other investments	42,555	Market Multiple (2)	Comparable multiple	4.6x — 13.2x (11.4x)	Increase
Total	$1,889,446

(1)

Includes $34.8 million of first-lien debt investments which were valued using an enterprise valuation waterfall and $160.8 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

(2)

Includes $20.1 million of equity investments which were valued using a weighted valuation approach and $2.5 million of equity investments which due to the proximity of the transactions relative to the measurement date were valued using the cost of the investments.

	December 31, 2017
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,563,972	Income approach (1)	Market yield	7.3% — 14.6% (10.2%)	Decrease
Second-lien debt investments	60,900	Income approach	Market yield	12.9% — 14.0% (13.0%)	Decrease
Equity and other investments	38,322	Market Multiple (2)	Comparable multiple	4.6x — 13.2x (11.2x)	Increase
Total	$1,663,194

(1)	Includes $34.6 million of first-lien debt investments which were valued using an asset valuation waterfall.
(2)	Includes $18.6 million of equity investments which were valued using a weighted valuation approach.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2018, approximates its carrying value as the outstanding balance is callable at carrying value. The fair value of the Company’s Convertible Senior Notes and 2023 Notes, which are categorized as Level 2 within the fair value hierarchy, as of March 31, 2018, was $386.6 million, based on broker quotes received by the Company.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and Convertible Senior Notes and 2023 Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2018 and December 31, 2017, the Company’s asset coverage was 222.5% and 235.5%, respectively.

Debt obligations consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$895,000	$473,905	$421,095	$464,680
2019 Convertible Senior Notes	115,000	115,000	—	112,533
2022 Convertible Senior Notes	115,000	115,000	—	111,708
2023 Notes	150,000	150,000	—	146,993
Total Debt	$1,275,000	$853,905	$421,095	$835,914

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Company’s Revolving Credit Facility, 2019 and 2022 Convertible Senior Notes, and 2023 Notes are presented net of deferred financing costs of $9.2 million, $1.3 million, $3.0 million and $3.0 million, respectively.

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

For the three months ended March 31, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest expense	$7,959	$5,687
Commitment fees	455	414
Amortization of deferred financing costs	870	735
Accretion of original issue discount	177	163
Swap settlement (1)	(391)	(134)
Total Interest Expense	$9,070	$6,865
Average debt outstanding (in millions)	$826.8	$699.3
Weighted average interest rate	3.7%	3.2%
Average 1-month LIBOR rate	1.7%	0.8%

(1)	Includes the settlement of the interest rate swaps related to the Company’s 2019 and 2022 Convertible Senior Notes, and 2023 Notes.

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of March 31, 2018, aggregate commitments under the facility were $895 million. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.25 billion.

The revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, ends February 18, 2022 and the stated maturity date is February 17, 2023.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2018, the Company had outstanding debt denominated in Australian Dollars (AUD) of 46.0 million and Euro (EUR) of 58.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2018 and December 31, 2017, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus a margin of either 1.75% or 1.875%, or the base rate plus a margin of either 0.75% or 0.875%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. The Company may elect either the LIBOR or base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

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

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after February 20, 2018.

Net proceeds received from the Company’s common stock issuance in March 2018 and net proceeds received from the issuance of the 2022 Convertible Senior Notes and 2023 Notes were used to pay down borrowings on the Revolving Credit Facility.

2019 Convertible Senior Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019 (the “2019 Convertible Senior Notes”). The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of March 31, 2018, the estimated adjusted conversion price was approximately $25.35 per share of the Company’s common stock. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 2.86%. See Note 5 for further information related to the Company’s interest rate swaps.

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

2022 Convertible Senior Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible senior notes due August 2022 (the “2022 Convertible Senior Notes” and, together with the 2019 Convertible Senior Notes, the “Convertible Senior Notes”). The 2022 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Senior Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of March 31, 2018, the estimated adjusted conversion price was approximately $21.12 per share of the Company’s common stock. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Senior Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2022 Convertible Senior Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three months ended March 31, 2018 and 2017, the components of interest expense related to the Convertible Senior Notes were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest expense	$2,588	$2,156
Accretion of original issue discount	176	163
Amortization of deferred financing costs	361	302
Total Interest Expense	$3,125	$2,621

Total interest expense in the table above does not include the effect of the interest rate swaps related to the Convertible Senior Notes. During the three months ended March 31, 2018 and 2017, the Company received $2.6 million and $1.3 million, respectively, and paid $2.4 million and $1.2 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Senior Notes. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2018, the principal amount of the 2019 and 2022 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of March 31, 2018 and December 31, 2017, the components of the carrying value of the 2019 and 2022 Convertible Senior Notes and the stated interest rate were as follows:

	March 31, 2018
	2019	2022
	Convertible Senior Notes	Convertible Senior Notes
Principal amount of debt	$115,000	$115,000
Original issue discount, net of accretion	(1,147)	(287)
Deferred financing costs	(1,320)	(3,005)
Carrying value of debt	$112,533	$111,708
Stated interest rate	4.50%	4.50%

	December 31, 2017
	2019	2022
	Convertible Senior Notes	Convertible Senior Notes
Principal amount of debt	$115,000	$115,000
Original issue discount, net of accretion	(1,308)	(302)
Deferred financing costs	(1,510)	(3,176)
Carrying value of debt	$112,182	$111,522
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2019 and 2022 Convertible Senior Notes is three month LIBOR plus 2.86%, and three month LIBOR plus 2.37%, respectively. Please see Note 5 for further information about the Company’s interest rate swaps.

The indentures governing the 2019 and 2022 Convertible Senior Notes contain certain covenants, including covenants requiring the Company to comply with the requirement under the 1940 Act that the Company’s asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 and 2022 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the 2019 and 2022 Convertible Senior Notes. As of March 31, 2018, the Company was in compliance with the terms of the indentures governing the 2019 and 2022 Convertible Senior Notes.

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

2023 Notes

In January 2018, the Company issued $150.0 million aggregate principal amount of unsecured notes that mature on January 22, 2023 (the “2023 Notes”). The principal amount of the 2023 Notes is payable at maturity. The 2023 Notes bear interest at a rate of 4.50% per year, payable semi-annually commencing on July 22, 2018, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $146.9 million. The Company used the net proceeds of the 2023 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the 2023 Notes offering, the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2023 Notes is three-month LIBOR plus 1.99%. Please see Note 5 for further information about the Company’s interest rate swaps.

For the three months ended March 31, 2018, the components of interest expense related to the 2023 Notes were as follows:

Three Months Ended
March 31, 2018
Interest expense	$1,294
Accretion of original issue discount	2
Amortization of deferred financing costs	115
Total Interest Expense	$1,411

As of March 31, 2018, the components of the carrying value of the 2023 Notes and the stated interest rate were as follows:

2023 Notes
Principal amount of debt	$150,000
Original issue discount, net of accretion	(45)
Deferred financing costs	(2,962)
Carrying value of debt	$146,993
Stated interest rate	4.50%

As of March 31, 2018 and December 31, 2017, the Company was in compliance with the terms of its debt obligations.

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

As of March 31, 2018 and December 31, 2017, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2018	December 31, 2017
AppStar Financial, LLC - Revolver	$2,000	$2,000
Bazaarvoice, Inc. - Revolver	4,000	—
Frontline Technologies Group, LLC - Delayed Draw	9,377	9,377
Helix Health, Ltd. - Revolver	4,550	4,443
Illuminate Education, Inc. - Revolver	5,000	5,000
Industrial Physics, LLC - Revolver	4,250	5,000
IRGSE Holding Corp. - Revolver	473	335
Lithium Technologies, LLC - Revolver	3,659	3,659
Leaf US Holdings, Inc. - Revolver	2,000	2,000
Motus, LLC - Revolver	5,226	—
Government Brands, LLC - Revolver	5,000	—
Marketo, Inc. - Revolver	—	1,875
Northern Oil & Gas, Inc. - Delayed Draw	16,250	16,250
PageUp People Limited - Delayed Draw	3,835	—
PayLease, LLC - Revolver	3,333	3,333
PaySimple, Inc. - Revolver	2,500	5,000
Rex Energy Corporation - Delayed Draw	7,900	11,050
Riskonnect, Inc. - Revolver	5,000	5,000
ScentAir Technologies, Inc. - Revolver	750	750
Sovos Compliance, LLC - Delayed Draw	3,030	3,030
Sovos Compliance, LLC - Revolver	1,657	1,657
Total Portfolio Company Commitments	$89,790	$79,759

Other Commitments and Contingencies

As of March 31, 2018 and December 31, 2017, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of March 31, 2018 and December 31, 2017.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2018 and December 31, 2017, management is not aware of any pending or threatened litigation.

9. Net Assets

In March 2018, the Company issued a total of 3,750,000 shares of common stock at $17.45 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $63.0 million. Subsequent to the offering the Company issued an additional 522,224 shares in April 2018 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, total cash proceeds of $8.8 million.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the market price per share of the Company’s common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share or (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2018 and 2017. All shares issued to stockholders in the tables below are newly issued shares.

	Three Months Ended
	March 31, 2018
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2017	Base	December 15, 2017	January 12, 2018	153,295
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	16,455
Total Shares Issued				169,750

	Three Months Ended
	March 31, 2017
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2016	Base	December 31, 2016	February 1, 2017	122,836
Total Shares Issued				122,836

(1)	See Note 11 for further information on base and supplemental dividends.

On November 3, 2014, the Company’s Board approved a stock repurchase plan (the “Company 10b5-1 Plan”) to acquire up to $50 million in the aggregate of the Company’s common stock at prices just below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.

The Company 10b5-1 Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires Goldman Sachs & Co. LLC, as agent, to repurchase shares of common stock on the Company’s behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases  depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

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

During the three months ended March 31, 2018 and 2017, no shares were repurchased under the Company 10b5-1 Plan.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2018	March 31, 2017
Increase in net assets resulting from operations	$33,836	$28,278
Weighted average shares of common stock outstanding—basic and diluted	60,840,459	59,796,731
Earnings per common share—basic and diluted	$0.56	$0.47

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2018 was less than the conversion price for the 2019 and 2022 Convertible Senior Notes outstanding as of March 31, 2018. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the 2019 and 2022 Convertible Senior Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. Following the completion of the quarter ended March 31, 2017, the Company introduced a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	$0.03
February 21, 2018	Base	March 15, 2018	April 13, 2018	0.39
Total Dividends Declared				$0.42

	Three Months Ended
	March 31, 2017
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 22, 2017	Base	April 7, 2017 (1)	April 28, 2017	$0.39
Total Dividends Declared				$0.39

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

The dividends declared during the three months ended March 31, 2018 and 2017 were derived from net investment income, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Ordinary Income (1)	$25,368	$23,337
Capital Gains	—	—
Total	$25,368	$23,337

(1)

For the three months ended March 31, 2018 and 2017, 90.3% and 88.5% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

The following reconciles increase in net assets resulting from operations for the three months ended March 31, 2018 and 2017 to taxable income at March 31, 2018 and 2017:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Increase in net assets resulting from operations	$33,836	$28,278
Adjustments:
Net unrealized loss on investments	207	2,149
Other income for tax purposes, not book	330	2,638
Deferred organization costs	(25)	(25)
Other expenses not currently deductible	854	758
Other book-tax differences	(5,185)	(332)
Capital loss carryforward	(3,877)	—
Taxable Income	$26,140	$33,466

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

Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income.

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

During the three months ended March 31, 2018, permanent differences were principally related to $3.7 million of recharacterization of prepayment penalties and fees for tax purposes between ordinary income and capital gains, $0.9 million attributable to accrued U.S. federal excise taxes, and $0.2 million attributable to foreign currency reclassifications. During the three months ended March 31, 2017, permanent differences were principally related to $8.0 million of recharacterization of prepayment penalties and fees for tax purposes between ordinary income and capital gains, $0.8 million attributable to accrued U.S. federal excise taxes, and $0.6 million attributable to foreign currency reclassifications.

The Company’s wholly-owned subsidiary, TSL MR, LLC, is a taxable subsidiary in which the Company holds certain equity investments. TSL MR, LLC is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of certain portfolio companies. The income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations. As a result of recently enacted tax reform legislation, the corporate tax rate of TSL MR, LLC is 21% as of January 1, 2018.

As of March 31, 2018, the Company had a deferred tax asset of $4.5 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $4.5 million.

As of December 31, 2017, the Company had a deferred tax asset of $2.9 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $2.9 million.

The tax cost of the Company’s investments as of March 31, 2018 and December 31, 2017 approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2018 and 2017.

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Per Share Data (7)
Net asset value, beginning of period	$16.09	$15.95

Net investment income (1)	0.51	0.48
Net realized and unrealized gain (loss) (1)	0.05	(0.01)
Total from operations	0.56	0.47
Issuance of common stock, net of offering costs (2)	0.05	—
Dividends declared from net investment income (2)	(0.42)	(0.39)
Total increase (decrease) in net assets	0.19	0.08
Net Asset Value, End of Period	$16.27	$16.04
Per share market value at end of period	$17.86	$20.39
Total return based on market value (3)	(7.68)%	11.24%
Total return based on net asset value (4)	3.73%	3.01%
Shares Outstanding, End of Period	64,166,951	59,839,041
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	10.56%	9.39%
Ratio of net investment income to average net assets	12.39%	11.39%
Portfolio turnover	25.72%	36.67%
Net assets, end of period	$1,043,967	$959,641

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.

(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of Triangle Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 10.59% for the three months ended March 31, 2018. The Adviser did not waive any Management Fees or Incentive Fees for the three months ended March 31, 2017.

(7)	Table may not sum due to rounding.

14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2018.

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

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires Goldman Sachs & Co. LLC, as our agent, to repurchase shares of common stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2018, we have originated more than $7.9 billion aggregate principal amount of investments and retained approximately $4.8 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2018, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 84.0% of our total investments based on fair value, had weighted average annual revenue of $124.4 million and weighted average annual EBITDA of $26.4 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2018, the largest single investment based on fair value represented 6.2% of our total investment portfolio.

As of March 31, 2018, the average investment size in each of our portfolio companies was approximately $39.8 million based on fair value.

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

As of March 31, 2018, the largest industry represented 18.3% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2018, approximately 97.6% of our portfolio was invested in secured debt, including 94.4% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2018, the weighted average term on new investment commitments in new portfolio companies was 5.7 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2018, we had call protection on 93.0% of our debt investments based on fair value, with weighted average call prices of 105.4% for the first year, 102.9% for the second year and 101.2% for the third year, in each case from the date of the initial investment. As of March 31, 2018, 100.0% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 94.1% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser, TSSP and TPG

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly, and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and TPG Sixth Street Partners, or TSSP.

TSSP, with approximately $21 billion of assets under management as of December 31, 2017, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 185 investment and operating professionals. As of March 31, 2018, thirty (30) of these personnel are dedicated to our business, including twenty four (24) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2018, 100.0% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 94.1% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2018, 1.9% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, 2023 Notes and Convertible Senior Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with the Convertible Senior Notes and 2023 Notes, all bear interest at floating rates. Macro trends in base interest rates like LIBOR may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions, however, our total borrowings are limited so that our asset coverage ratio cannot fall below 200% immediately after any borrowing (or 150% if we satisfy the requirements to elect to be subject to such lower asset coverage requirement under the Small Business Credit Availability Act (the “SBCAA”)), as defined in the 1940 Act. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities from time to time.

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

The limited number of providers is further exacerbated by the specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring, required for middle-market lending. We believe middle-market lending is generally more labor-

intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies.

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

Portfolio and Investment Activity

As of March 31, 2018, our portfolio based on fair value consisted of 94.4% first-lien debt investments, 3.2% second-lien debt investments, and 2.4% equity and other investments. As of December 31, 2017, our portfolio based on fair value consisted of 93.4% first-lien debt investments, 3.6% second-lien debt investments, and 3.0% equity and other investments.

As of March 31, 2018 and December 31, 2017, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.1% and 10.7%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.2% and 10.8%, respectively.

As of March 31, 2018 and December 31, 2017, we had investments in 48 and 45 portfolio companies, respectively, with an aggregate fair value of $1,909.3 million and $1,693.7 million, respectively.

For the three months ended March 31, 2018, we made new investment commitments of $331.7 million in seven new portfolio companies. For this period, we had $106.0 million aggregate principal amount in exits and repayments.

For the three months ended March 31, 2017, we made new investment commitments of $149.2 million in five new portfolio companies. For this period, we had $213.5 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended March 31, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017
New investment commitments:
Gross originations	$564.6	$285.9
Less: Syndications/sell downs	232.9	136.7
Total new investment commitments	$331.7	$149.2
Principal amount of investments funded:
First-lien	$311.0	$142.2
Second-lien	—	—
Mezzanine and unsecured	—	—
Equity and other	2.5	—
Total	$313.5	$142.2
Principal amount of investments sold or repaid:
First-lien	$93.9	$175.6
Second-lien	—	15.7
Mezzanine and unsecured	—	11.5
Equity and other	12.1	10.7
Total	$106.0	$213.5
Number of new investment commitments in new portfolio companies	7	5
Average new investment commitment amount in new portfolio companies	$47.4	$29.8
Weighted average term for new investment commitments in new portfolio companies (in years)	5.7	5.6
Percentage of new debt investment commitments at floating rates (1)	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	10.0%	9.4%
Weighted average spread over LIBOR of new floating rate investment commitments	7.8%	8.7%
Weighted average interest rate on investments sold or paid down	11.4%	9.3%

(1)	Includes one fixed rate investment for the three months ended March 31, 2017 for which we entered into an interest rate swap agreement to swap to a floating rate.

As of March 31, 2018 and December 31, 2017, our investments consisted of the following:

	March 31, 2018		December 31, 2017
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,802.9	$1,781.5	$1,581.3	$1,561.3
Second-lien debt investments	61.3	63.0	60.9	63.0
Equity and other investments	45.1	52.4	51.5	62.0
Total	$1,909.3	$1,896.9	$1,693.7	$1,686.3

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,909.3	100.0%	$1,693.7	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,909.3	100.0%	$1,693.7	100.0%

	March 31, 2018		December 31, 2017
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,896.9	100.0%	$1,686.3	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,896.9	100.0%	$1,686.3	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Weighted average total yield of debt and income producing securities (1)	11.1%	10.7%
Weighted average interest rate of debt and income producing securities	10.6%	10.2%
Weighted average spread over LIBOR of all floating rate investments (2)	8.6%	8.8%

(1)	Weighted average total portfolio yield at fair value was 10.8% at March 31, 2018 and 10.5% at December 31, 2017.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2018 and December 31, 2017. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2018		December 31, 2017
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,662.7	87.1%	$1,382.7	81.6%
2	186.7	9.8	250.9	14.8
3	59.9	3.1	60.1	3.6
4	—	—	—	—
5	—	—	—	—
Total	$1,909.3	100.0%	$1,693.7	100.0%

Results of Operations

Operating results for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017
Total investment income	$57.8	$50.9
Less: Net expenses	25.7	21.7
Net investment income before income taxes	32.1	29.2
Less: Income taxes, including excise taxes	0.9	0.7
Net investment income	31.2	28.5
Net realized gains (1)	2.8	1.9
Net change in unrealized losses (1)	(0.2)	(2.1)
Net increase in net assets resulting from operations	$33.8	$28.3

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017
Interest from investments	$51.7	$48.8
Dividend income	0.2	0.0
Other income	5.9	2.1
Total investment income	$57.8	$50.9

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $48.8 million for the three months ended March 31, 2017 to $51.7 million for the three months ended March 31, 2018.  The average size of our investment portfolio increased from $1.6 billion for the three months ended March 31, 2017 to $1.8 billion for the three months ended March 31, 2018. Accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $7.0 million for the three months ended March 31, 2017 to $1.4 million for the three months ended March 31, 2018. Prepayment fees increased from $1.1 million for the three months ended March 31, 2017 to $3.7 million for the three months ended March 31, 2018. The accelerated amortization primarily resulted from full paydowns on four portfolio investments, partial paydowns on five portfolio investments and earning prepayment fees on three portfolio investments during the three months ended March 31, 2017. The accelerated amortization and prepayment fees primarily resulted from full paydowns on three portfolio investments, a partial paydown on one portfolio company and earning prepayment fees on five portfolio investments during the three months ended March 31, 2018. Dividend income increased from less than $0.1 million for the three months ended March 31, 2017 to $0.2 million for the three months ended March 31, 2018 following the partial sale of our holdings in TICC during the three months ended March 31, 2017 and the ownership of our TCAP shares during the three months ended March 31, 2018. Other income increased from $2.1 million for the three months ended March 31, 2017 to $5.9 million for the three months ended March 31, 2018, primarily due to higher syndication and other fees during the first quarter of 2018 compared to the same period in 2017.

Expenses

Operating expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017
Interest	$9.1	$6.9
Management fees (net of waivers)	6.6	6.1
Incentive fees related to pre-incentive fee net investment income (net of waivers)	6.6	6.0
Incentive fees related to realized/unrealized capital gains	—	—
Professional fees	2.1	1.3
Directors fees	0.1	0.1
Other general and administrative	1.2	1.3
Net Expenses	$25.7	$21.7

Interest

Interest expense, including other debt financing expenses, increased from $6.9 million for three months ended March 31, 2017 to $9.1 million for three months ended March 31, 2018. This increase was primarily due an increase in LIBOR and a larger outstanding debt balance during the three months ended March 31, 2018. The average interest rate on our debt outstanding increased from 3.2% for three months ended March 31, 2017 to 3.7% for the three months ended March 31, 2018.

Management Fees

Management Fees (net of waivers) increased from $6.1 million for the three months ended March 31, 2017 to $6.6 million for the three months ended March 31, 2018 due to an increase in assets for the three months ended March 31, 2018 compared to the same period in 2017. Management Fees waived were less than $0.1 million for the three months ended March 31, 2018, consisting solely of Management Fees attributable to our ownership of shares of common stock in Triangle Capital Corp. (the “TCAP” Shares). The Adviser did not waive any Management Fees for the three months ended March 31, 2017.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $6.0 million for three months ended March 31, 2017 to $6.6 million for the three months ended March 31, 2018. This increase resulted from an increase in investment income resulting from our larger investment portfolio for the three months ended March 31, 2018. For the three months ended March 31, 2018, Incentive Fees related to pre-Incentive Fee net investment income of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended March 31, 2017. There were no Incentive Fees related to capital gains and losses for each of the three months ended March 31, 2018 and 2017 due to unrealized losses on our investments.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.3 million for the three months ended March 31, 2017 to $2.1 million for the three months ended March 31, 2018 primarily due to the recognition of remaining expenses associated with the initial shelf registration statement that were previously recorded as a deferred financing cost. Other general and administrative fees decreased from $1.3 million for the three months ended March 31, 2017 to $1.2 million for the three months ended March 31, 2018.

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

For the three months ended March 31, 2018, we recorded a net expense of $0.9 million and $0.7 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2018 and 2017:

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017
Net realized gains on investments	$2.7	$1.3
Net realized gains on foreign currency transactions	0.1	0.2
Net realized gains (losses) on foreign currency investments	0.0	(4.8)
Net realized gains on foreign currency borrowings	0.0	5.2
Net realized gains	$2.8	$1.9

Change in unrealized gains on investments	$15.8	$22.9
Change in unrealized losses on investments	(10.8)	(19.4)
Net Change in Unrealized Gains (Losses) on Investments	$5.0	$3.5
Unrealized depreciation on foreign currency borrowings	(1.0)	(5.8)
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	(0.0)	0.0
Unrealized appreciation (depreciation) on interest rate swaps	(4.2)	0.2
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(5.2)	$(5.6)

Net Change in Unrealized Losses	$(0.2)	$(2.1)

For the three months ended March 31, 2018 and 2017 we had net realized gains on investments of $2.7 million and $1.3 million, respectively.  For the three months ended March 31, 2018 and 2017, we had net realized gains of $0.1 million and $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2018 and 2017, we had net realized gains of less than $0.1 million and net realized losses of $4.8 million, respectively, on foreign currency investments. For the three months ended March 31, 2018 and 2017, we had net realized gains of less than $0.1 million and $5.2 million, respectively, on foreign currency borrowings. The net realized gains on foreign currency borrowings and foreign currency investments for the three months ended March 31, 2018 were a result of a partial realization on one investment. The net realized gains on foreign currency borrowings and net realized losses on foreign currency investments for the three months ended March 31, 2017 were a result of exiting two investments.

For the three months ended March 31, 2018 we had $15.8 million in unrealized appreciation on 34 portfolio company investments, which was offset by $10.8 million in unrealized depreciation on 18 portfolio company investments. For the three months ended March 31, 2017 we had $22.9 million in unrealized appreciation on 38 portfolio company investments, which was offset by $19.4 million in unrealized depreciation on 19 portfolio company investments.  Unrealized appreciation resulted from an increase in fair value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from the reversal of prior period unrealized appreciation and in some instances negative credit-related adjustments.

For the three months ended March 31, 2018 and 2017, we had unrealized depreciation on foreign currency borrowings of $1.0 million and $5.8 million, respectively, as a result of fluctuations in the EUR and AUD exchange rates for three months ended March 31, 2018 and EUR and GBP for three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, we had unrealized depreciation on foreign currency cash and forward contracts of less than $0.1 million and unrealized appreciation of less than $0.1 million, respectively. For the three months ended March 31, 2018 and 2017, we had unrealized depreciation on interest rate swaps of $4.2 million and unrealized appreciation of $0.2 million, respectively, on interest rate swaps due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2018, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.6% (based on total capital invested of $2.7 billion and total proceeds from these exited investments of $3.4 billion). Eighty eight percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three months ended March 31, 2018 and 2017, we incurred $1.0 million and $5.8 million, respectively, of unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2018 and 2017.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2018 and 2017. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets

(less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of March 31, 2018 and December 31, 2017, our asset coverage ratio was 222.5% and 235.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2018, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2018, we had approximately $421.1 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of March 31, 2018, we had $8.9 million in cash and cash equivalents, including $5.7 million of restricted cash, an increase of $2.2 million from December 31, 2017. During the three months ended March 31, 2018, we used $169.2 million in cash from operating activities, primarily as a result of funding portfolio investments of $319.2 million, which was offset by repayments and proceeds from investments of $115.8 million, an increase in net assets resulting from operations of $33.8 million and other operating activity of $0.4 million. Lastly, cash provided by financing activities was $171.4 million during the period, primarily due to borrowings of $539.0 million (including the issuance of $150.0 million principal amount of our 2023 Notes) and proceeds from issuance of common stock, net of offering and underwriting costs, of $63.0 million, which was partially offset by paydowns on our Revolving Credit Facility of $402.9 million (including $146.9 million net proceeds from our 2023 Senior Notes and $63.0 million net proceeds from our equity offering in March 2018), dividends paid of $22.1 million and deferred financing costs of $5.6 million.

As of March 31, 2018, we had $5.7 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $2.5 million from December 31, 2017.

Equity

On March 21, 2018, we issued 3,750,000 shares of common stock at $17.45 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $63.0 million. Subsequent to the offering we issued an additional 522,224 shares in April 2018 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, total cash proceeds of $8.8 million.

During the three months ended March 31, 2018 and 2017, we issued 169,750 and 122,836 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $3.2 million and $2.3 million, respectively. On April 13, 2018, we issued 198,296 shares of our common stock through our dividend reinvestment plan for proceeds of $3.3 million, which is not reflected in the number of shares issued for the three months ended March 31, 2018 in this section or the consolidated financial statements for the three months ended March 31, 2018.

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

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires Goldman Sachs & Co. LLC, as our agent, to repurchase shares of common stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized us to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan, over an initial six month period, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. On February 21, 2018 the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2018. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2018 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

For the three months ended March 31, 2018 and 2017, no shares were repurchased under the Company 10b5-1 Plan.

Debt

Debt obligations consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$895.0	$473.9	$421.1	$464.7
2019 Convertible Senior Notes	115.0	115.0	—	112.5
2022 Convertible Senior Notes	115.0	115.0	—	111.7
2023 Notes	150.0	150.0	—	147.0
Total Debt	$1,275.0	$853.9	$421.1	$835.9

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility, 2019 and 2022 Convertible Senior Notes, and 2023 Notes are presented net of deferred financing costs of $9.2 million, $1.3 million, $3.0 million and $3.0 million, respectively.

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

As of March 31, 2018 and December 31, 2017, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of March 31, 2018, aggregate commitments under the facility were $895 million. The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $1.25 billion.

The revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, ends February 18, 2022 and the stated maturity date is February 17, 2023.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2018, we had outstanding debt denominated in Australian Dollars (AUD) of 46.0 million and Euro (EUR) of 58.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2018 and December 31, 2017, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus a margin of either 1.75% or 1.875%, or the base rate plus a margin of either 0.75% or 0.875%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving

Credit Facility plus certain other designated secured debt. We may elect either the LIBOR or base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

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

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after February 20, 2018.

Net proceeds received from our common stock issuance in March 2018 and net proceeds received from the issuance of the 2022 Convertible Senior Notes and 2023 Notes were used to pay down borrowings on the Revolving Credit Facility.

2019 Convertible Senior Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible senior notes due December 2019, (the “2019 Convertible Senior Notes”). The 2019 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Senior Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Senior Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. As of March 31, 2018, the estimated adjusted conversion price was approximately $25.35 per share of common stock. The sale of the 2019 Convertible Senior Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Senior Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Senior Notes is three-month LIBOR plus 2.86%.

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

2022 Convertible Senior Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible senior notes due August 2022 (the “2022 Convertible Senior Notes” and, together with the 2019 Convertible Senior Notes, the “Convertible Senior Notes”). The 2022 Convertible Senior Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Senior Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Senior Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Senior Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of March 31, 2018, the estimated adjusted conversion price was approximately $21.12 per share of common stock. The sale of the 2022 Convertible Senior Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Senior Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2022 Convertible Senior Notes is three-month LIBOR plus 2.37%.

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

As of March 31, 2018, the principal amount of the 2019 and 2022 Convertible Senior Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the 2019 and 2022 Convertible Senior Notes contain certain covenants, including covenants requiring us to comply with the requirement under the 1940 Act that our asset coverage ratio, as defined in the 1940 Act, equal at least 200% and to provide financial information to the holders of the 2019 and 2022 Convertible Senior Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the 2019 and 2022 Convertible Senior Notes. As of March 31, 2018, we were in compliance with the terms of the indentures governing the 2019 and 2022 Convertible Senior Notes.

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

2023 Notes

In January 2018, we issued $150.0 million aggregate principal amount of unsecured notes that mature on January 22, 2023 (the “2023 Notes”). The principal amount of the 2023 Notes is payable at maturity. The 2023 Notes bear interest at a rate of 4.50% per year, payable semi-annually commencing on July 22, 2018, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $146.9 million. We used the net proceeds of the 2023 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the 2023 Notes offering, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swap, our effective interest rate on the 2023 Notes is three-month LIBOR plus 1.99%.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporated these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2018 and December 31, 2017, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2018	December 31, 2017
AppStar Financial, LLC - Revolver	$2.0	$2.0
Bazaarvoice, Inc. - Revolver	4.0	—
Frontline Technologies Group, LLC - Delayed Draw	9.4	9.4
Helix Health, Ltd. - Revolver	4.6	4.4
Illuminate Education, Inc. - Revolver	5.0	5.0
Industrial Physics, LLC - Revolver	4.2	5.0
IRGSE Holding Corp. - Revolver	0.5	0.3
Lithium Technologies, LLC - Revolver	3.7	3.7
Leaf US Holdings, Inc. - Revolver	2.0	2.0
Motus, LLC - Revolver	5.2	—
Government Brands, LLC - Revolver	5.0	—
Marketo, Inc. - Revolver	—	1.9
Northern Oil & Gas, Inc. - Delayed Draw	16.2	16.2
PageUp People Limited - Delayed Draw	3.8	—
PayLease, LLC - Revolver	3.3	3.3
PaySimple, Inc. - Revolver	2.5	5.0
Rex Energy Corporation - Delayed Draw	7.9	11.1
Riskonnect, Inc. - Revolver	5.0	5.0
ScentAir Technologies, Inc. - Revolver	0.8	0.8
Sovos Compliance, LLC - Delayed Draw	3.0	3.0
Sovos Compliance, LLC - Revolver	1.7	1.7
Total Portfolio Company Commitments	$89.8	$79.8

Other Commitments and Contingencies

As of March 31, 2018 and December 31, 2017, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2018 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$473.9	$—	$—	$473.9	$—
2019 Convertible Senior Notes	115.0	—	115.0	—	—
2022 Convertible Senior Notes	115.0	—	—	115.0	—
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$853.9	$—	$115.0	$738.9	$—

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 21, 2018, and elsewhere in our filings with the SEC.

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

As of March 31, 2018, 100.0% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 94.1% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates and in connection with our 2019 Convertible Senior Notes, 2022 Convertible Senior Notes and 2023 Notes, which bear interest at a fixed rate; we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of March 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$56.1	$25.6	$30.5
Up 200 basis points	$37.4	$17.1	$20.3
Up 100 basis points	$18.7	$8.5	$10.2
Down 25 basis points	$(4.7)	$(2.0)	$(2.7)

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

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 200%. However, under the SBCAA, which became law in March 2018, we have the ability to elect to become subject to a lower asset coverage requirement of 150%, subject to our receipt of the requisite board or stockholder approvals under the SBCAA and satisfaction of certain other conditions.  Specifically, we may receive approval to increase our amount of available leverage under the 1940 Act either from stockholders holding a majority of the votes cast at a meeting at which a quorum is present, or from our board, including a majority of our board members who are not "interested persons" within the meaning of the 1940 Act.  If we receive board approval to reduce our asset coverage requirement, though, we must wait one year from the date of such approval prior to its effectiveness.  In both cases, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. We would be also required to amend the terms of our Revolving Credit Facility in order to incur leverage based on an asset coverage ratio of 150%. While we have not determined whether and to what extent we may do so, to the extent we seek to take advantage of the increased leverage potentially available to us under the SBCAA we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% and as a result you may face increased investment risk. In addition, since our Management Fee is calculated as a percentage of the value of our gross assets, which includes cash, cash equivalents and any borrowings for investment purposes, our Management Fee expenses could increase if we incur additional indebtedness and our gross assets increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

4.1

Indenture, dated as of January 22, 2018, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 22, 2018)

4.2

First Supplemental Indenture, dated as of January 22, 2018, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 22, 2018)

4.3	Form of 4.500% Note Due 2023 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on January 22, 2018)

10.1

Sixth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated February 20, 2018, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 21, 2018)

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

TPG SPECIALTY LENDING, INC.

Date: May 3, 2018	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: May 3, 2018	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer