Form 10-Q
period 2018-06-30
TPG Specialty Lending, Inc.
filed 2018-08-01
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at July 31, 2018 was 65,127,082.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,739,334 and $1,523,844, respectively)	$1,776,358	$1,557,803
Non-controlled, affiliated investments (amortized cost of $39,219 and $0, respectively)	39,210	—
Controlled, affiliated investments (amortized cost of $160,755 and $162,406, respectively)	139,514	135,920
Total investments at fair value (amortized cost of $1,939,308 and $1,686,250, respectively)	1,955,082	1,693,723
Cash and cash equivalents (restricted cash of $7,181 and $3,150, respectively)	10,308	6,665
Interest receivable	8,596	6,762
Prepaid expenses and other assets	4,493	13,088
Total Assets	$1,978,479	$1,720,238
Liabilities
Debt (net of deferred financing costs of $16,729 and $11,770, respectively)	$858,186	$703,428
Management fees payable to affiliate	7,322	6,219
Incentive fees payable to affiliate	7,700	5,628
Dividends payable	25,306	23,488
Other payables to affiliate	2,236	1,901
Other liabilities	15,687	10,290
Total Liabilities	916,437	750,954
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 65,009,606 and 60,336,281 shares issued, respectively; and 64,920,526 and 60,247,201 shares outstanding, respectively	650	603
Additional paid-in capital	985,541	906,521
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Undistributed net investment income	72,068	61,790
Net unrealized gains	12,944	6,718
Undistributed net realized losses	(7,802)	(4,989)
Total Net Assets	1,062,042	969,284
Total Liabilities and Net Assets	$1,978,479	$1,720,238
Net Asset Value Per Share	$16.36	$16.09

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$58,640	$54,900	$106,607	$102,670
Dividend income	—	—	196	—
Other income	3,035	2,353	8,854	4,479
Total investment income from non-controlled, non-affiliated investments	61,675	57,253	115,657	107,149
Investment income from non-controlled, affiliated investments:
Interest from investments	375	—	375	—
Other income	216	—	216	—
Total investment income from non-controlled, affiliated investments	591	—	591	—
Investment income from controlled, affiliated investments:
Interest from investments	4,084	1,516	7,818	2,516
Other income	51	50	103	102
Total investment income from controlled, affiliated investments	4,135	1,566	7,921	2,618
Total Investment Income	66,401	58,819	124,169	109,767
Expenses
Interest	11,161	7,655	20,231	14,520
Management fees	7,322	5,977	13,982	12,048
Incentive fees	7,700	7,197	14,309	13,247
Professional fees	1,621	1,771	3,732	3,057
Directors’ fees	98	96	204	201
Other general and administrative	1,297	1,311	2,535	2,613
Total expenses	29,199	24,007	54,993	45,686
Management and incentive fees waived (Note 3)	—	—	(63)	—
Net Expenses	29,199	24,007	54,930	45,686
Net Investment Income Before Income Taxes	37,202	34,812	69,239	64,081
Income taxes, including excise taxes	900	880	1,750	1,630
Net Investment Income	36,302	33,932	67,489	62,451
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(5,274)	(3,845)	3,065	7,394
Non-controlled, affiliated investments	(9)	—	(9)	—
Controlled, affiliated investments	8,616	21,046	5,244	13,297
Translation of other assets and liabilities in foreign currencies	4,886	(2,864)	3,905	(8,657)
Interest rate swaps	(1,785)	2,133	(5,979)	2,287
Total net change in unrealized gains	6,434	16,470	6,226	14,321
Realized gains (losses):
Non-controlled, non-affiliated investments	448	3,272	3,093	4,595
Non-controlled, affiliated investments	—	—	—	—
Controlled, affiliated investments	(9,589)	(21,776)	(9,589)	(21,776)
Foreign currency transactions	(26)	(72)	186	513
Total net realized losses	(9,167)	(18,576)	(6,310)	(16,668)
Total Unrealized and Realized Gains (Losses)	(2,733)	(2,106)	(84)	(2,347)
Increase in Net Assets Resulting from Operations	$33,569	$31,826	$67,405	$60,104
Earnings per common share—basic and diluted	$0.52	$0.53	$1.07	$1.00
Weighted average shares of common stock outstanding—basic and diluted	64,758,752	59,912,804	62,810,429	59,855,088

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(7)	Second-lien loan ($59,621 par, due 9/2021)	6/30/2017	L + 9.05%	11.38%	$59,621	$57,981	5.5%
Business services
Jive Software, Inc. (3)(5)	First-lien loan ($53,460 par, due 6/2022)	6/12/2017	L + 9.25%	11.34%	51,799	55,999	5.3%
Motus, LLC (3)	First-lien loan ($69,400 par, due 1/2024)	1/17/2018	L + 6.75%	8.84%	67,768	68,186	6.4%
	First-lien revolving loan ($393 par, due 1/2023)	1/17/2018	L + 6.75%	8.84%	266	295	0.0%
Nintex Global Limited (3)(5)	First-lien loan ($64,838 par, due 4/2024)	3/30/2018	L + 6.75%	8.84%	63,269	63,379	6.0%
Riskonnect, Inc. (3)	First-lien loan ($42,800 par, due 6/2022)	6/30/2017	L + 7.75%	10.13%	42,002	42,561	4.0%
Sovos Compliance, LLC (3)	First-lien loan ($34,149 par, due 3/2022)	7/1/2016	L + 6.00%	8.09%	33,738	34,246	3.2%
Tangoe, Inc. (3)(5)	First-lien loan ($49,933 par, due 6/2022)	6/16/2017	L + 8.50%	11.01% (incl. 0.50% PIK)	48,323	49,309	4.6%
Validity, Inc. (3)(5)(6)	First-lien loan ($36,000 par, due 5/2023)	5/31/2018	L + 6.50%	8.81%	35,379	35,370	3.3%
					342,544	349,345	32.8%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 8/2018)	10/31/2016	L + 9.00%	10.99%	4,966	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	13.99%	3,341	3,350	0.3%
					8,307	8,317	0.8%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($50,000 par, due 2/2024)	2/28/2018	L + 7.50%	8.20%	48,515	48,625	4.6%
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8/31/2016	L + 7.00%	9.33%	44,129	45,788	4.3%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,464 par, due 9/2023)	9/18/2017	L + 6.50%	8.59%	46,851	46,896	4.4%
Illuminate Education, Inc.(3)(5)	First-lien loan ($65,000 par, due 8/2022)	8/25/2017	L + 7.25%	9.56%	63,804	64,025	6.0%
					203,299	205,334	19.3%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($19,406 par, due 8/2020)	8/18/2015	L + 7.50%	9.59%	19,175	19,674	1.9%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	11.63%	53,977	55,402	5.2%

Government Brands, LLC (3)	First-lien loan ($45,285 par, due 3/2023)	3/15/2018	L + 9.25%	11.38% (incl. 2.50% PIK)	44,329	44,405	4.2%
PayLease, LLC (3)	First-lien loan ($56,242 par, due 7/2022)	7/28/2017	L + 7.00%	9.09%	55,237	55,795	5.3%
PaySimple, Inc. (3)(5)	First-lien loan ($58,603 par, due 3/2022)	4/17/2018	L + 8.25%	10.63% (incl. 1.75% PIK)	58,295	58,310	5.5%
Swift Gift Limited (3)(5)	First-lien loan ($29,021 par, due 1/2022)	7/31/2017	L + 6.50%	8.63%	28,402	29,964	2.8%
G Treasury SS, LLC (3)	First-lien loan ($30,075 par, due 4/2022)	4/9/2018	L + 9.25%	11.62% (incl. 3.00% PIK)	29,372	29,426	2.8%
					288,787	292,976	27.7%
Healthcare
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($32,175 par, due 6/2022)	6/30/2017	L + 8.00%	10.09%	31,404	31,853	3.0%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 35,810 par, due 9/2018)	9/30/2014	E + 10.50%	11.50%	42,655	42,020 (EUR 35,989)	4.0%
	First-lien revolving loan (EUR 300 par, due 9/2018)	9/30/2014	E + 10.50%	11.50%	349	374 (EUR 320)	0.0%
MatrixCare, Inc. (3)(5)	First-lien loan ($56,869 par, due 12/2021)	12/17/2015	L + 5.25%	7.34%	56,116	57,580	5.4%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($42,427 par, due 9/2020)	9/30/2015	L + 7.50%	9.59%	41,788	42,851	4.0%
Quantros, Inc. (3)(5)	First-lien loan ($28,715 par, due 2/2021)	2/29/2016	L + 7.75%	10.08%	28,120	29,288	2.8%
					200,432	203,966	19.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($22,986 par, due 9/2019)	9/29/2015	L + 9.50%	11.83% (incl. 5.00% PIK)	22,986	16,837	1.6%
	First-lien revolving loan ($24,682 par, due 9/2019)	9/29/2015	L + 9.50%	11.83% (incl. 5.00% PIK)	24,682	18,080	1.7%
					47,668	34,917	3.3%
Human resource support services
PageUp People Limited (3)(4)	First-lien loan (AUD 46,354 par, due 12/2022)	1/11/2018	B + 7.25%	9.19% (incl. 2.25% PIK)	35,749	33,585 (AUD 45,455)	3.2%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($62,493 par, due 10/2020)	10/31/2014	L + 6.75%	9.11%	62,140	63,587	6.0%
Internet services
Lithium Technologies, LLC (3)	First-lien loan ($50,000 par, due 10/2022)	10/3/2017	L + 8.00%	10.37%	48,940	49,463	4.7%
Higher Logic, LLC (3)(5)	First-lien loan ($38,000 par, due 1/2022)	6/18/2018	L + 6.00%	8.10%	37,341	37,335	3.5%
					86,281	86,798	8.2%
Manufacturing

Industrial Physics, LLC (3)	First-lien loan ($9,925 par, due 10/2022)	10/23/2017	L + 7.00%	9.09%	9,749	9,826	0.9%
	First-lien loan (EUR 20,959 par, due 10/2022)	10/23/2017	E + 7.00%	8.00%	24,181	24,226 (EUR 20,749)	2.3%
	First-lien revolving loan ($750 par, due 10/2022)	10/23/2017	L + 7.00%	9.09%	664	700	0.1%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.25%	9.34%	19,856	19,986	1.9%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.25%	9.34%	1,381	1,393	0.1%
					55,831	56,131	5.3%
Marketing services
Bazaarvoice, Inc.(3)	First-lien loan ($39,900 par, due 2/2024)	2/1/2018	L + 8.00%	10.09%	39,550	39,601	3.7%
	First-lien revolving loan ($1,000 par, due 2/2024)	2/1/2018	P + 7.00%	12.00%	926	970	0.1%
Vivial Inc.(3)	First-lien loan ($31,641 par, due 9/2022)	9/29/2017	L + 8.00%	10.09%	31,159	31,403	3.0%
					71,635	71,974	6.8%
Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($20,000 par, due 9/2022)	9/12/2017	L + 7.75%	9.72%	19,590	19,800	1.9%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(7)	First-lien loan ($17,429 par, due 6/2020)	6/29/2018	L + 9.00%	11.09%	17,429	17,429	1.6%
Northern Oil and Gas, Inc. (3)	First-lien loan ($58,500 par, due 11/2022)	11/1/2017	L + 7.75%	10.13%	57,181	59,475	5.6%
Rex Energy Corporation (3)	First-lien loan ($26,132 par, due 4/2021)	4/28/2017	L + 8.75%	11.13%	25,512	26,131	2.5%
	DIP term loan ($3,500 par, due 11/2018)	5/23/2018	L + 8.75%	11.13%	3,207	3,500	0.3%
					103,329	106,535	10.0%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(9)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,196	34,000	3.2%
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,459	78,135	7.4%
					107,655	112,135	10.6%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 4/2021)	9/6/2017	L + 7.75%	10.06%	24,700	25,063	2.4%
American Achievement Corporation (3)(5)	First-lien loan ($22,782 par, due 9/2020)	9/30/2015	L + 8.25%	10.24%	22,620	22,668	2.1%
Eddie Bauer LLC (3)	ABL FILO term loan ($28,500 par, due 6/2019)	3/31/2017	L + 9.25%	11.58%	28,232	29,070	2.7%
PayLess Inc. (3)(5)	ABL FILO term loan ($14,813 par, due 8/2022)	3/1/2018	L + 8.00%	10.00%	14,511	14,553	1.4%
Sears (3)(4)(11)	First-lien ABL loan ($17,296 par, due 7/2020)	3/18/2016	L + 7.50%	9.50%	17,021	17,448	1.6%
					107,084	108,802	10.2%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($82,500 par, due 5/2023)	5/4/2018	L + 5.75%	7.86%	80,876	82,781	7.8%

Total Debt Investments					1,880,828	1,894,964	178.6%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (7)(13)(14)	Class A Preferred Units (128,000 units)	6/30/2017	12,800	15,680	1.5%
	Class B Common Units (90,000 units)	6/30/2017	2	5,008	0.5%
			12,802	20,688	2.0%
Business Services
Motus, LLC (13)(14)	Class A Units (1,262 units)	1/17/2018	1,262	1,262	0.1%
	Class B Units (517,020 units)	1/17/2018	—	—	0.0%
Nintex Global Limited (13)(14)	Class A Shares (1,197 shares)	3/30/2018	1,197	1,197	0.1%
	Class B Shares (398,557 shares)	3/30/2018	12	12	0.0%
Riskonnect, Inc. (13)(14)	Preferred Class A Units (990 units)	6/30/2017	990	990	0.1%
	Common Class B Units (959,018 units)	6/30/2017	10	10	0.0%
Validity, Inc. (6)(13)(14)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	3,840	0.4%
			7,311	7,311	0.7%
Chemicals
Vertellus Specialties, Inc. (13)	Common Units (2,672,990 units)	10/31/2016	3,828	3,761	0.4%
Financial services
AvidXchange, Inc. (13)	Series E Preferred Shares (214,132 shares)	8/7/2015	3,846	7,481	0.7%
Swift Gift Limited (13)(14)	Common Shares (35,000 shares)	7/31/2017	3,500	7,096	0.7%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015	7	7	0.0%
			7,353	14,584	1.4%
Healthcare
SRS Parent Corp. (13)	Common Shares Class A (1,980 shares)	12/28/2012	1,980	1,168	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012	20	12	0.0%
			2,000	1,180	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (5,000,000 units)	9/29/2015	3,896	97	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015	100	48	0.0%
			3,996	145	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)(14)	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	8,354	0.8%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
Northern Oil and Gas, Inc. (12)(13)	Common Shares (1,300,000 shares)	5/15/2018	1,950	4,095	0.4%
			21,190	12,449	1.2%

Total Equity and Other Investments	58,480	60,118	5.8%
Total Investments	$1,939,308	$1,955,082	184.4%

	Interest Rate Swaps as of June 30, 2018
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (b)	L	1.16%	10/5/2018	$92,500	$526	$—	$46
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(1,874)	—	(850)
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	559	—	267
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(3,503)	—	(2,793)
Interest rate swap (b)	4.50%	L + 1.59%	8/1/2022	50,000	11	—	11
Interest rate swap (b)	4.50%	L + 1.60%	8/1/2022	7,500	(1)	—	(1)
Interest rate swap (b)	4.50%	L + 1.99%	1/22/2023	150,000	(2,659)	—	(2,659)
Cash collateral				—	6,941	—	—
Total				$563,333	$—	$—	$(5,979)

(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Interest rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offered Rate  (“EURIBOR” or “E”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2018.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 14.6% of total assets as of June 30, 2018.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended June 30, 2018 in which the issuer was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the six months ended June 30, 2018

Company	Fair Value at December 31, 2017	Gross Additions (a)	Gross Reductions	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at June 30, 2018	Other Income	Interest Income
Validity, Inc.	$—	$39,219	$—	$(9)	$—	$39,210	$216	$375
Total	$—	$39,219	$—	$(9)	$—	$39,210	$216	$375

(a)

Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2018 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2018

Company	Fair Value at December 31, 2017	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at June 30, 2018	Other Income	Interest Income
AFS Technologies, Inc.	$75,780	$300	$—	$2,589	$—	$78,669	$—	$3,315
IRGSE Holding Corp.	34,748	3,589	—	(3,275)	—	35,062	3	2,652
Mississippi Resources, LLC	25,392	4,192	(142)	5,930	(9,589)	25,783	100	1,851
Total	$135,920	$8,081	$(142)	$5,244	$(9,589)	$139,514	$103	$7,818

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

(8)	As of June 30, 2018, the tax cost of the Company’s investments approximates the amortized cost.
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
(14)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2018, the aggregate fair value of these securities is $43,449, or 4.1% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2017

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($25,725 par, due 1/2018)	8/28/2012	L + 10.25%	11.75%	$25,724	$25,789	2.7%
	First-lien revolving loan ($4,056 par, due 1/2018)	8/28/2012	P + 9.00%	13.50%	4,056	4,066	0.4%
					29,780	29,855	3.1%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(6)	Second-lien loan ($59,621 par, due 9/2021)	6/30/2017	L + 9.05%	10.74%	59,621	57,534	5.9%
Business services
Jive Software, Inc. (3)(5)	First-lien loan ($53,730 par, due 6/2022)	6/12/2017	L + 9.25%	10.69%	51,900	53,730	5.5%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($33,221 par, due 6/2020)	6/30/2014	L + 8.00%	9.69%	32,879	33,221	3.4%
Motus, LLC (3)	First-lien loan ($20,879 par, due 7/2021)	7/29/2016	L + 10.00%	11.57% (incl. 3.00% PIK)	20,496	21,975	2.3%
Riskonnect, Inc. (3)	First-lien loan ($42,800 par, due 6/2022)	6/30/2017	L + 7.75%	9.50%	41,920	42,203	4.4%
Sovos Compliance, LLC (3)	First-lien loan ($34,323 par, due 3/2022)	7/1/2016	L + 6.00%	7.57%	33,862	34,421	3.6%
Tangoe, Inc. (3)(5)	First-lien loan ($49,975 par, due 6/2022)	6/16/2017	L + 8.50%	10.20% (incl. 0.50% PIK)	48,196	48,725	5.0%
					229,253	234,275	24.2%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10/31/2016	L + 9.00%	10.57%	4,959	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	13.57%	3,341	3,366	0.3%
					8,300	8,333	0.8%
Communications
iHeart Communications (3)(5)	ABL FILO term loan ($115,000 par, due 11/2020)	11/30/2017	L + 4.75%	6.23%	111,613	112,700	11.6%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8/31/2016	L + 7.00%	8.69%	44,029	45,450	4.7%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,703 par, due 9/2023)	9/18/2017	L + 6.50%	8.09%	47,039	47,132	4.9%
Illuminate Education, Inc.(3)	First-lien loan ($56,900 par, due 8/2022)	8/25/2017	L + 8.00%	9.48%	55,772	55,971	5.8%
					146,840	148,553	15.4%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($20,364 par, due 8/2020)	8/18/2015	L + 8.00%	9.57%	20,071	20,643	2.1%

AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	11.06%	53,879	55,266	5.7%
PayLease, LLC (3)	First-lien loan ($56,525 par, due 7/2022)	7/28/2017	L + 7.00%	8.57%	55,413	55,627	5.7%
PaySimple, Inc. (3)	First-lien loan ($50,601 par, due 3/2022)	3/7/2017	L + 8.25%	10.00% (incl. 1.75% PIK)	49,633	50,045	5.2%
Swift Gift Limited (3)(5)	First-lien loan ($29,167 par, due 1/2022)	7/31/2017	L + 6.50%	8.13%	28,472	29,458	3.0%
					207,468	211,039	21.7%
Healthcare
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($32,338 par, due 6/2022)	6/30/2017	L + 8.00%	9.57%	31,486	31,691	3.3%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 38,019 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	45,164	47,366 (EUR 39,445)	4.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	293	540 (EUR 450)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($57,305 par, due 12/2021)	12/17/2015	L + 5.25%	6.94%	56,455	58,021	6.0%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($43,262 par, due 9/2020)	9/30/2015	L + 8.50%	10.19%	42,483	43,478	4.5%
Quantros, Inc. (3)(5)	First-lien loan ($29,475 par, due 2/2021)	2/29/2016	L + 7.75%	9.44%	28,772	30,212	3.1%
					204,653	211,308	21.9%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(6)	First-lien loan ($22,414 par, due 9/2019)	9/29/2015	L + 9.50%	11.19% (incl. 5.00% PIK)	22,414	17,596	1.8%
	First-lien revolving loan ($21,665 par, due 9/2019)	9/29/2015	L + 9.50%	11.06% (incl. 5.00% PIK)	21,665	17,007	1.8%
					44,079	34,603	3.6%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($63,321 par, due 10/2020)	10/31/2014	L + 6.50%	8.25%	62,899	64,904	6.7%
Internet services
Lithium Technologies, LLC (3)	First-lien loan ($50,000 par, due 10/2022)	10/3/2017	L + 8.00%	9.39%	48,840	48,927	5.0%
Manufacturing
Industrial Physics, LLC (3)	First-lien loan ($9,975 par, due 10/2022)	10/23/2017	L + 7.00%	8.55%	9,686	9,750	1.0%
	First-lien loan (EUR 21,065 par, due 10/2022)	10/23/2017	E + 7.00%	8.00%	24,260	24,915 (EUR 20,749)	2.6%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.00%	8.57%	19,816	20,086	2.1%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.00%	8.57%	1,377	1,404	0.1%
					55,139	56,155	5.8%
Marketing services
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	8/16/2016	L + 9.50%	11.19%	27,428	29,025	3.0%
Vivial Inc.(3)	First-lien loan ($32,463 par, due 9/2022)	9/29/2017	L + 8.00%	9.69%	31,918	31,976	3.3%
					59,346	61,001	6.3%

Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($20,000 par, due 9/2022)	9/12/2017	L + 7.75%	8.99%	19,553	19,600	2.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(6)	First-lien loan ($25,229 par, due 6/2018)	5/3/2017	L + 10.50%	12.07%	25,180	25,229	2.6%
Northern Oil and Gas, Inc. (3)	First-lien loan ($48,750 par, due 11/2022)	11/1/2017	L + 7.75%	9.50%	47,563	47,450	4.9%
Rex Energy Corporation (3)	First-lien loan ($18,950 par, due 4/2021)	4/28/2017	L + 8.75%	10.50%	18,467	20,525	2.1%
					91,210	93,204	9.6%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(8)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,191	33,250	3.4%
Model N, Inc. (3)(4)	First-lien loan ($30,000 par, due 1/2022)	1/5/2017	L + 8.25%	9.88%	29,497	29,925	3.1%
Nektar Therapeutics (4)(5)(8)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,363	76,449	7.9%
					137,051	139,624	14.4%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 4/2021)	9/6/2017	L + 7.75%	9.26%	24,654	24,875	2.6%
American Achievement Corporation (3)(5)	First-lien loan ($23,161 par, due 9/2020)	9/30/2015	L + 8.25%	9.62%	22,964	23,219	2.4%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($15,420 par, due 3/2021)	3/25/2016	L + 7.50%	8.74%	15,165	15,767	1.6%
Eddie Bauer LLC (3)	ABL FILO term loan ($29,250 par, due 6/2019)	3/31/2017	L + 9.25%	10.94%	28,847	29,396	3.0%
Sears (3)(4)(10)	First-lien ABL loan ($17,296 par, due 7/2020)	3/18/2016	L + 7.50%	8.89%	16,962	17,383	1.8%
					108,592	110,640	11.4%

Total Debt Investments					1,624,237	1,642,255	169.4%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(12)(13)	Class A Preferred Units (125,000 units)	6/30/2017			12,500	14,031	1.4%
	Class B Common Units (90,000 units)	6/30/2017			2	4,215	0.4%
					12,502	18,246	1.8%
Business Services
Riskonnect, Inc. (12)(13)	Preferred Class A Units (990 units)	6/30/2017			990	990	0.1%
	Common Class B Units (959,018 units)	6/30/2017			10	10	0.0%
					1,000	1,000	0.1%
Chemicals
Vertellus Specialties, Inc. (12)	Common Units (2,672,990 units)	10/31/2016			3,828	3,780	0.4%
Financial services
AvidXchange, Inc. (12)	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	7,481	0.8%
Swift Gift Limited (12)(13)	Common Shares (35,000 shares)	7/31/2017			3,500	5,066	0.5%

TICC Capital Corp. (4)(11)	Common Shares (1,059 shares)	8/5/2015	7	6	0.0%
Triangle Capital Corp. (4)(11)	Common Shares (1,384,570 shares)	11/3/2017	13,428	13,140	1.4%
			20,781	25,693	2.7%
Healthcare
Helix Health, Ltd. (4)(12)	Warrants	9/30/2014	877	1,336 (EUR 1,112)	0.1%
SRS Parent Corp. (12)	Common Shares Class A (1,980 shares)	12/28/2012	1,980	1,094	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012	20	11	0.0%
			2,877	2,441	0.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (6)(12)	Class A Units (5,000,000 units)	9/29/2015	3,896	97	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015	100	48	0.0%
			3,996	145	0.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (6)(12)(13)	Class A-1 Member Units (1,000 units)	5/3/2017	8,155	163	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			17,029	163	0.0%
Total Equity and Other Investments			62,013	51,468	5.2%
Total Investments			$1,686,250	$1,693,723	174.6%

	Interest Rate Swaps as of December 31, 2017
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (b)	L	1.16%	10/5/2018	$92,500	$480	$—	$204
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(1,024)	—	(817)
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	292	—	292
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(710)	—	(710)
Cash collateral				—	962	—	—
Total				$355,833	$—	$—	$(1,031)
(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Interest rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$67,489	$62,451
Net change in unrealized gains	6,226	14,321
Net realized losses	(6,310)	(16,668)
Increase in Net Assets Resulting from Operations	67,405	60,104
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	71,813	—
Issuance of convertible notes	1,010	356
Reinvestment of dividends	7,098	4,543
Dividends declared from net investment income	(54,568)	(49,116)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	25,353	(44,217)
Total Increase in Net Assets	92,758	15,887
Net assets, beginning of period	969,284	952,212
Net Assets, End of Period	$1,062,042	$968,099
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$72,068	$56,722

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$67,405	$60,104
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized gains on investments	(8,300)	(20,691)
Net change in unrealized (gains) losses on foreign currency transactions	(3,905)	8,657
Net change in unrealized (gains) losses on interest rate swaps	5,979	(2,287)
Net realized losses on investments	6,496	17,181
Net realized gains on foreign currency transactions	(54)	(292)
Net amortization of discount on investments	(10,956)	(18,254)
Amortization of deferred financing costs	1,870	1,541
Amortization of discount on debt	701	330
Purchases and originations of investments, net	(552,960)	(412,085)
Proceeds from investments, net	17,340	80,149
Repayments on investments	289,618	455,265
Paid-in-kind interest	(2,578)	(3,452)
Changes in operating assets and liabilities:
Interest receivable	(1,602)	1,309
Interest receivable paid-in-kind	(232)	181
Prepaid expenses and other assets	8,595	(8,239)
Management fees payable to affiliate	1,103	(292)
Incentive fees payable to affiliate	2,072	1,309
Payable to affiliate	335	801
Other liabilities	(582)	4,351
Net Cash Provided by (Used) in Operating Activities	(179,655)	165,586
Cash Flows from Financing Activities
Borrowings on debt	860,240	539,500
Repayments on debt	(696,275)	(649,275)
Deferred financing costs	(6,829)	(3,818)
Proceeds from issuance of common stock, net of offering and underwriting costs	71,813	—
Dividends paid to stockholders	(45,651)	(44,481)
Net Cash Provided by (Used) in Financing Activities	183,298	(158,074)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	3,643	7,512
Cash, cash equivalents, and restricted cash, beginning of period	6,665	5,954
Cash, Cash Equivalents, and Restricted Cash, End of Period	$10,308	$13,466
Supplemental Information:
Interest paid during the period	$14,154	$8,139
Excise taxes paid during the period	$2,500	$2,100
Dividends declared during the period	$54,568	$49,116
Reinvestment of dividends during the period	$7,098	$4,543

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At June 30, 2018, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

On February 22, 2017, the Board of Directors of the Company and the Adviser entered into an amended and restated administration agreement (the “Administration Agreement”) reflecting certain clarifications to the agreement to provide greater detail regarding the scope of the reimbursable costs and expenses of the Administrator’s services.

On November 7, 2017, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2018, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three and six months ended June 30, 2018, the Company incurred expenses of $1.0 million and $1.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2017 the Company incurred expenses of $1.0 million and $2.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2018, Management Fees (gross of waivers) were $7.3 million and $14.0 million, respectively. For the three and six months ended June 30, 2017, Management Fees (gross of waivers) were $6.0 million and $12.0 million, respectively.

The Adviser has voluntarily waived the Management Fee on our ownership of shares of common stock in Triangle Capital Corp. (the “TCAP Shares”) for any period in which Triangle Capital Corp. remains our portfolio company. As of June 30, 2018, the

Company had fully exited its position in the TCAP Shares.

For the six months ended June 30, 2018, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to the Company’s ownership of the TCAP Shares. The Adviser did not waive any Management Fees for the three months ended June 30, 2018. The Adviser did not waive any Management Fees for the three and six months ended June 30, 2017.

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

Pre-Incentive Fee net investment income means dividends, interest and fee income accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company may not have received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses.

(ii)

The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from the Company’s inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital losses. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. The Company accrues, but does not pay, a capital gains Incentive Fee with respect to unrealized capital gains because a capital gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014, is subject to an incentive fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 is subject to an incentive fee rate of 17.5%.

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

For the three and six months ended June 30, 2018, Incentive Fees (gross of waivers) were $7.7 million and $14.3 million, respectively, all of which were realized and payable to the Adviser. For the three and six months ended June 30, 2017 Incentive Fees (gross of waivers) were $7.2 million and $13.2 million, respectively, all of which were realized and payable to the Adviser.

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of its ownership of the TCAP Shares for any period in which Triangle Capital Corp. remains the Company’s portfolio company. The Adviser has not waived any part of the Capital Gains Fee attributable to the Company’s ownership of the TCAP Shares and, accordingly, any realized capital gains or losses and unrealized capital losses with respect to the TCAP Shares will be applied against the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

For the six months ended June 30, 2018, Incentive Fees of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TCAP Shares. The Adviser did not waive any Incentive Fees for the three months ended June 30, 2018. The Adviser did not waive any Incentive Fees for the three and six months ended June 30, 2017.

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

Investments at fair value consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,817,866	$1,833,633	$15,767
Second-lien debt investments	62,962	61,331	(1,631)
Equity and other investments	58,480	60,118	1,638
Total Investments	$1,939,308	$1,955,082	$15,774

	December 31, 2017
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,561,275	$1,581,355	$20,080
Second-lien debt investments	62,962	60,900	(2,062)
Equity and other investments	62,013	51,468	(10,545)
Total Investments	$1,686,250	$1,693,723	$7,473

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Automotive	—	1.8%
Beverage, food and tobacco	4.0%	4.5%
Business services	18.3%	13.8%
Chemicals	0.6%	0.7%
Communications	—	6.7%
Education	10.5%	8.8%
Financial services	15.7%	14.0%
Healthcare	10.5%	12.6%
Hotel, gaming, and leisure	1.8%	2.1%
Human resource support services	1.7%	—
Insurance	3.3%	3.8%
Internet services	4.4%	2.9%
Manufacturing	2.9%	3.3%
Marketing services	3.7%	3.6%
Office products	1.0%	1.2%
Oil, gas and consumable fuels	6.1%	5.5%
Pharmaceuticals	5.7%	8.2%
Retail and consumer products	5.6%	6.5%
Transportation	4.2%	—
Total	100.0%	100.0%

The geographic composition of Investments at fair value at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
United States
Midwest	16.1%	10.0%
Northeast	26.4%	22.9%
South	17.1%	21.6%
West	36.5%	40.6%
Canada	—	2.0%
Europe	2.2%	2.9%
Australia	1.7%	—
Total	100.0%	100.0%

5. Derivatives

Interest Rate Swaps

In January 2015, in connection with its 2019 Convertible Notes, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the three-month LIBOR plus 2.86%. The swap transactions mature on December 15, 2019.

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

In February 2017, in connection with the issuance of the 2022 Convertible Notes, the Company entered into an interest rate swap transaction with a $115.0 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on three-month LIBOR plus 2.37%. The swap transaction matures on August 1, 2022.

In January 2018, in connection with the issuance of the 2023 Notes, the Company entered into an interest rate swap transaction with a $150.0 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on three-month LIBOR plus 1.99%. The swap transaction matures on January 22, 2023.

In June 2018, in connection with the reopening and issuance of additional 2022 Convertible Notes, the Company entered into two interest rate swap transactions with notional amounts of $50.0 million and $7.5 million, respectively. The Company receives fixed rate interest on each swap at 4.50%, and pays variable rate interest based on three-month LIBOR plus 1.59%, and 1.60%, respectively. The swap transactions mature on August 1, 2022.

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Maturity Date	Notional Amount	Gross Amount of Recognized Asset (Liability)	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	$92,500	$526	$(526)	$—
Interest rate swap	12/15/2019	115,000	(1,874)	1,874	—
Interest rate swap	1/10/2020	33,333	559	(559)	—
Interest rate swap	8/1/2022	115,000	(3,503)	3,503	—
Interest rate swap	8/1/2022	50,000	11	(11)	—
Interest rate swap	8/1/2022	7,500	(1)	1	—
Interest rate swap	1/22/2023	150,000	(2,659)	2,659	—
Total		$563,333	$(6,941)	$6,941	$—

	December 31, 2017
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	$92,500	$480	$(480)	$—
Interest rate swap	12/15/2019	115,000	(1,024)	1,024	—
Interest rate swap	1/10/2020	33,333	292	(292)	—
Interest rate swap	8/1/2022	115,000	(710)	710	—
Total		$355,833	$(962)	$962	$—

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three and six months ended June 30, 2018 and 2017.

			For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	10/5/2018	$92,500	$(269)	$398	$129	$(544)	$719	$175
Interest rate swap	12/15/2019	115,000	(1,465)	1,294	(171)	(2,744)	2,588	(156)
Interest rate swap	1/10/2020	33,333	(698)	748	50	(1,396)	1,434	38
Interest rate swap	8/1/2022	115,000	(1,374)	1,294	(80)	(2,542)	2,588	46
Interest rate swap	8/1/2022	50,000	(50)	63	13	(50)	63	13
Interest rate swap	8/1/2022	7,500	—	—	—	—	—	—
Interest rate swap	1/22/2023	150,000	(1,647)	1,688	41	(2,651)	2,944	293
Total		$563,333	$(5,503)	$5,485	$(18)	$(9,927)	$10,336	$409

			For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	10/5/2018	$92,500	$(269)	$237	$(32)	$(538)	$439	$(99)
Interest rate swap	12/15/2019	115,000	(1,173)	1,294	121	(2,272)	2,588	316
Interest rate swap	1/10/2020	33,333	(698)	663	(35)	(1,202)	1,107	(95)
Interest rate swap	8/1/2022	115,000	(968)	—	(968)	(968)	—	(968)
Total		$355,833	$(3,108)	$2,194	$(914)	$(4,980)	$4,134	$(846)

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

For the three and six months ended June 30, 2018, the Company recognized $1.8 million and $6.0 million of net change in unrealized losses, respectively, on interest rate swaps in the consolidated statement of operations related to the swap transactions. For the three and six months ended June 30, 2017 the Company recognized $2.1 million and $2.3 million, respectively, of net change in unrealized gains on interest rate swaps in the consolidated statement of operations related to the swap transactions.

As of June 30, 2018 and December 31, 2017, the swap transactions had a fair value of $(6.9) million and $(1.0) million, respectively, which is netted against restricted cash collateral on the Company’s consolidated balance sheet.

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

As of June 30, 2018, $14.1 million of cash is pledged as collateral under the Company’s derivative instruments and $7.2 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $4.1 million of cash collateral posted as of December 31, 2017, of which $3.2 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2018 and December 31, 2017:

	Fair Value Hierarchy at June 30, 2018
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,448	$1,816,185	$1,833,633
Second-lien debt investments	—	—	61,331	61,331
Equity and other investments	4,102	—	56,016	60,118
Total investments at fair value	$4,102	$17,448	$1,933,532	$1,955,082
Interest rate swaps	—	(6,941)	—	(6,941)
Total	$4,102	$10,507	$1,933,532	$1,948,141

	Fair Value Hierarchy at December 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,383	$1,563,972	$1,581,355
Second-lien debt investments	—	—	60,900	60,900
Equity and other investments	13,146	—	38,322	51,468
Total investments at fair value	$13,146	$17,383	$1,663,194	$1,693,723
Interest rate swaps	—	(962)	—	(962)
Total	$13,146	$16,421	$1,663,194	$1,692,761

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2018:

	As of and for the Three Months Ended
	June 30, 2018
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$1,785,527	$61,364	$42,555	$1,889,446
Purchases or originations	227,627	—	4,140	231,767
Repayments / redemptions	(188,528)	—	—	(188,528)
Paid-in-kind interest	1,585	—	—	1,585
Net change in unrealized gains (losses)	(5,630)	(33)	7,110	1,447
Net realized losses	(9,572)	—	—	(9,572)
Net amortization of discount on securities	7,387	—	—	7,387
Transfers within Level 3	(2,211)	—	2,211	—
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$1,816,185	$61,331	$56,016	$1,933,532

	As of and for the Six Months Ended
	June 30, 2018
	First-lien	Second-lien	Equity
	debt	debt	and other
	investments	investments	investments	Total
Balance, beginning of period	$1,563,972	$60,900	$38,322	$1,663,194
Purchases or originations	544,397	—	6,614	551,011
Repayments / redemptions	(289,617)	—	(1,379)	(290,996)
Paid-in-kind interest	2,578	—	—	2,578
Net change in unrealized gains (losses)	(4,318)	431	9,746	5,859
Net realized gains (losses)	(9,513)	—	502	(9,011)
Net amortization of discount on securities	10,897	—	—	10,897
Transfers within Level 3	(2,211)	—	2,211	—
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$1,816,185	$61,331	$56,016	$1,933,532

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2017:

	As of and for the Three Months Ended
	June 30, 2017
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$1,436,641	$3,358	$14,262	$1,454,261
Purchases or originations	234,958	—	13,502	248,460
Repayments / redemptions	(214,977)	—	(2,472)	(217,449)
Paid-in-kind interest	1,572	—	—	1,572
Net change in unrealized gains (losses)	21,066	(2,070)	3,301	22,297
Net realized gains (losses)	(21,134)	—	2,108	(19,026)
Net amortization of discount on securities	3,831	—	—	3,831
Transfers within Level 3	(67,775)	59,621	8,154	—
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$1,394,182	$60,909	$38,855	$1,493,946

	As of and for the Six Months Ended
	June 30, 2017
	First-lien	Second-lien	Equity
	debt	debt	and other
	investments	investments	investments	Total
Balance, beginning of period	$1,454,087	$3,350	$12,465	$1,469,902
Purchases or originations	398,584	—	13,501	412,085
Repayments / redemptions	(403,320)	—	(2,472)	(405,792)
Paid-in-kind interest	3,452	—	—	3,452
Net change in unrealized gains (losses)	17,774	(2,062)	5,098	20,810
Net realized gains (losses)	(21,207)	—	2,109	(19,098)
Net amortization of discount on securities	12,587	—	—	12,587
Transfers within Level 3	(67,775)	59,621	8,154
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$1,394,182	$60,909	$38,855	$1,493,946

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2018 and 2017:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2018 on	June 30, 2017 on
	Investments Held at	Investments Held at
	June 30, 2018	June 30, 2017
First-lien debt investments	$(2,037)	$1,513
Second-lien debt investments	(33)	(2,070)
Equity and other investments	7,109	(4,992)
Total	$5,039	$(5,549)

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2018 on	June 30, 2017 on
	Investments Held at	Investments Held at
	June 30, 2018	June 30, 2017
First-lien debt investments	$2,732	$8,846
Second-lien debt investments	430	(2,062)
Equity and other investments	10,206	(3,255)
Total	$13,368	$3,529

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2018
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,816,185	Income approach (1)	Market yield	6.0% — 14.4% (10.5%)	Decrease
Second-lien debt investments	61,331	Income approach	Market yield	13.5% — 14.5% (13.6%)	Decrease
Equity and other investments	56,016	Market Multiple (2)	Comparable multiple	4.6x — 13.2x (11.0x)	Increase
Total	$1,933,532

(1)

Includes $34.9 million of first-lien debt investments which were valued using an enterprise valuation waterfall and $72.7 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

(2)

Includes $29.2 million of equity investments which were valued using a weighted valuation approach and $3.8 million of equity investments which due to the proximity of the transactions relative to the measurement date were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2018, approximates its carrying value as the outstanding balance is callable at carrying value. The fair value of the Company’s Convertible Notes (consisting of the 2019 Convertible Notes and the 2022 Convertible Notes) and 2023 Notes, which are categorized as Level 2 within the fair value hierarchy, as of June 30, 2018, was $434.4 million, based on broker quotes received by the Company.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and Convertible Notes and 2023 Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2018 and December 31, 2017, the Company’s asset coverage was 221.4% and 235.5%, respectively.

Debt obligations consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$940,000	$439,380	$500,620	$430,472
2019 Convertible Notes	115,000	115,000	—	112,887
2022 Convertible Notes	172,500	172,500	—	167,685
2023 Notes	150,000	150,000	—	147,142
Total Debt	$1,377,500	$876,880	$500,620	$858,186

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Company’s Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs of $8.9 million, $5.0 million and $2.8 million, respectively.

	December 31, 2017
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$975,000	$486,808	$488,192	$479,724
2019 Convertible Notes	115,000	115,000	—	112,182
2022 Convertible Notes	115,000	115,000	—	111,522
Total Debt	$1,205,000	$716,808	$488,192	$703,428

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and Convertible Notes are presented net of deferred financing costs of $7.1 million and $4.7 million, respectively.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$9,379	$5,336	$17,337	$11,024
Commitment fees	349	558	804	972
Amortization of deferred financing costs	999	806	1,870	1,541
Accretion of original issue discount	236	168	414	330
Swap settlement (1)	198	787	(194)	653
Total Interest Expense	$11,161	$7,655	$20,231	$14,520
Average debt outstanding (in millions)	$938.7	$539.5	$883.1	$646.1
Weighted average interest rate	4.08%	4.13%	3.88%	3.61%
Average 1-month LIBOR rate	1.97%	1.06%	1.81%	0.94%

(1)	Includes the settlement of the interest rate swaps related to the Company’s Convertible Notes, and 2023 Notes.

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of June 30, 2018, aggregate commitments under the facility were $940 million. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.25 billion.

The revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, ends February 18, 2022 and the stated maturity date is February 17, 2023.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2018, the Company had outstanding debt denominated in Australian Dollars (AUD) of 46.4 million and Euro (EUR) of 57.1 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2018 and December 31, 2017, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Net proceeds received from the Company’s common stock issuance in March 2018 and net proceeds received from the issuance of the additional 2022 Convertible Notes and 2023 Notes were used to pay down borrowings on the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible notes due December 2019 (the “2019 Convertible Notes”). The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of June 30, 2018, the estimated adjusted conversion price was approximately $25.26 per share of the Company’s common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%. See Note 5 for further information related to the Company’s interest rate swaps.

Holders may convert their 2019 Convertible Notes at their option at any time prior to June 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the 2019 Convertible Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible  Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible  Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of June 30, 2018, the estimated adjusted conversion price was approximately $21.05 per share of the Company’s common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

In June 2018, the Company issued an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115 million aggregate principal amount of the Company’s existing 2022 Convertible Notes issued in February 2017. In connection with the reopening of the 2022 Convertible Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominantly floating rate loans. As a result of the additional swaps, the Company’s effective interest rate on the additional 2022 Convertible Notes is approximately three-month LIBOR plus 1.60%. See Note 5 for further information related to the Company’s interest rate swaps.

Holders may convert their 2022 Convertible Notes at their option at any time prior to February 1, 2022 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the 2022 Convertible Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 1, 2022 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

The Convertible Notes are the Company’s unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$2,657	$2,587	$5,245	$4,744
Accretion of original issue discount	234	168	410	330
Amortization of deferred financing costs	373	367	734	669
Total Interest Expense	$3,264	$3,122	$6,389	$5,743

Total interest expense in the table above does not include the effect of the interest rate swaps related to the Convertible Notes. During the three and six months ended June 30, 2018, the Company received $2.6 million and $5.2 million, respectively, and paid $2.9 million and $5.3 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Notes. During the three and six months ended June 30, 2017, the Company received $1.3 million and $2.6 million, respectively, and paid $2.1 million and $3.2 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Notes. These net amounts are included in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2018, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of June 30, 2018, the components of the carrying value of the Convertible Notes and the stated interest rate were as follows:

	June 30, 2018
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$172,500
Original issue discount, net of accretion	(986)	(936)
Deferred financing costs	(1,127)	(3,879)
Carrying value of debt	$112,887	$167,685
Stated interest rate	4.50%	4.50%

	December 31, 2017
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$115,000
Original issue discount, net of accretion	(1,308)	(302)
Deferred financing costs	(1,510)	(3,176)
Carrying value of debt	$112,182	$111,522
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the Convertible Notes is three month LIBOR plus 2.86% for the 2019 Convertible Notes, and three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. Please see Note 5 for further information about the Company’s interest rate swaps.

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of June 30, 2018, the Company was in compliance with the terms of each of the indentures governing the Convertible Notes.

The Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indentures governing the Convertible Notes. The Company has determined that the embedded conversion options in each series of Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the Convertible Notes, the Company estimated at the time of issuance separate debt and equity components of each series of Convertible Notes. An original issue discount equal to the equity components of each series of Convertible Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively.

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

For the three and six months ended June 30, 2018, the components of interest expense related to the 2023 Notes were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Interest expense	$1,688	$2,981
Accretion of original issue discount	2	4
Amortization of deferred financing costs	154	268
Total Interest Expense	$1,844	$3,253

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes. During the three and six months ended June 30, 2018, the Company received $1.7 million and $2.9 million, respectively, and paid $1.6 million and $2.7 million, respectively, related to the settlements of its interest rate swaps related to the Notes. These net amounts are included in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2018, the components of the carrying value of the 2023 Notes and the stated interest rate were as follows:

2023 Notes
Principal amount of debt	$150,000
Original issue discount, net of accretion	(43)
Deferred financing costs	(2,815)
Carrying value of debt	$147,142
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2023 Notes is three month LIBOR plus 1.99%.

As of June 30, 2018 and December 31, 2017, the Company was in compliance with the terms of its debt obligations.

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

As of June 30, 2018 and December 31, 2017, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2018	December 31, 2017
AppStar Financial, LLC - Revolver	$2,000	$2,000
Bazaarvoice, Inc. - Revolver	3,000	—
Ferrellgas, L.P. - Revolver	30,000	—
Frontline Technologies Group, LLC - Delayed Draw	9,377	9,377
G Treasury SS, LLC - Delayed Draw	5,000	—
G Treasury SS, LLC - Revolver	2,000	—
Helix Health, Ltd. - Revolver	4,320	4,443
Illuminate Education, Inc. - Revolver	—	5,000
Industrial Physics, LLC - Revolver	4,250	5,000
IRGSE Holding Corp. - Revolver	318	335
Lithium Technologies, LLC - Revolver	3,659	3,659
Leaf US Holdings, Inc. - Revolver	—	2,000
Motus, LLC - Revolver	5,226	—
Government Brands, LLC - Revolver	5,000	—
Marketo, Inc. - Revolver	—	1,875
Northern Oil and Gas, Inc. - Delayed Draw	6,500	16,250
PageUp People Limited - Delayed Draw	3,694	—
PayLease, LLC - Revolver	3,333	3,333
PaySimple, Inc. - Revolver	—	5,000
Rex Energy Corporation DIP - Delayed Draw	6,500	11,050
Riskonnect, Inc. - Revolver	5,000	5,000
ScentAir Technologies, Inc. - Revolver	750	750
Sovos Compliance, LLC - Delayed Draw	3,030	3,030
Sovos Compliance, LLC - Revolver	1,657	1,657
Total Portfolio Company Commitments	$104,614	$79,759

Other Commitments and Contingencies

As of June 30, 2018 and December 31, 2017, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2018 and December 31, 2017, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2018 and 2017. All shares issued to stockholders in the tables below are newly issued shares.

	Six Months Ended
	June 30, 2018
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2017	Base	December 15, 2017	January 12, 2018	153,295
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	16,455
February 21, 2018	Base	March 15, 2018	April 13, 2018	198,296
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	33,055
Total Shares Issued				401,101

	Six Months Ended
	June 30, 2017
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2016	Base	December 31, 2016	February 1, 2017	122,836
February 22, 2017	Base	April 7, 2017 (2)	May 1, 2017	109,847
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	11,786
Total Shares Issued				244,469

(1)	See Note 11 for further information on base and supplemental dividends.
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

On August 1, 2018, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to February 28, 2019. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 28, 2019 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the three and six months ended June 30, 2018 and 2017, no shares were repurchased under the Company 10b5-1 Plan.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Increase in net assets resulting from operations	$33,569	$31,826	$67,405	$60,104
Weighted average shares of common stock outstanding—basic and diluted	64,758,752	59,912,804	62,810,429	59,855,088
Earnings per common share—basic and diluted	$0.52	$0.53	$1.07	$1.00

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2018 was less than the conversion price for the Convertible Notes outstanding as of June 30, 2018. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. Following the completion of the quarter ended March 31, 2017, the Company introduced a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	$0.03
February 21, 2018	Base	March 15, 2018	April 13, 2018	0.39
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	0.06
May 3, 2018	Base	June 15, 2018	July 13, 2018	0.39
Total Dividends Declared				$0.87

	Six Months Ended
	June 30, 2017
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 22, 2017	Base	April 7, 2017 (1)	April 28, 2017	$0.39
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	0.04
May 3, 2017	Base	June 15, 2017	July 14, 2017	0.39
Total Dividends Declared				$0.82

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

The dividends declared during the three and six months ended June 30, 2018 and 2017 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2018 and 2017.

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Per Share Data (7)
Net asset value, beginning of period	$16.09	$15.95

Net investment income (1)	1.07	1.04
Net realized and unrealized gain (loss) (1)	—	(0.04)
Total from operations	1.07	1.00
Issuance of common stock, net of offering costs (2)	0.07	—
Dividends declared from net investment income (2)	(0.87)	(0.82)
Total increase in net assets	0.27	0.18
Net Asset Value, End of Period	$16.36	$16.15
Per share market value at end of period	$17.94	$20.45
Total return based on market value (3)	(5.00)%	13.87%
Total return based on net asset value (4)	7.09%	6.39%
Shares Outstanding, End of Period	64,920,526	59,960,674
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	11.74%	10.37%
Ratio of net investment income to average net assets	14.17%	14.14%
Portfolio turnover	33.14%	49.53%
Net assets, end of period	$1,062,042	$968,099

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of TCAP shares. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 11.77% for the six months ended June 30, 2018. The Adviser did not waive any Management Fees or Incentive Fees for the six months ended June 30, 2017.

(7)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2018, except as disclosed below.

On August 1, 2018, the Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act), approved the application of the minimum asset coverage ratio of 150% to the Company, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As a result and subject to certain additional disclosure requirements, the Company’s minimum asset coverage ratio will be changed from 200% to 150% for purposes of the 1940 Act leverage limitation as of August 1, 2019. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, the Company will be permitted to potentially increase its debt-to-equity ratio from a maximum of 1:1 to a maximum of 2:1.

In addition, on the same day, the Board also authorized the Company to submit to its stockholders a proposal to approve the application of the lower minimum asset coverage ratio of 150% to the Company, to take place at a special meeting of stockholders, so that the Company may increase its leverage limitation under the 1940 Act sooner than August 1, 2019. The date of the special meeting has not yet been determined. If the proposal is approved by the Company’s stockholders at the special meeting, the application of the 150% minimum asset coverage ratio would be effective as of the day after the special meeting.

Once the 150% minimum asset coverage ratio is in effect (either after a special meeting or on August 1, 2019), the Adviser intends to waive a portion of the Management Fee payable under the Company’s Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity). Pursuant to the waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of the Company's net asset value at the end of the two most recently completed calendar quarters.

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

On August 4, 2015, our Board authorized us to enter into a new stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. On August 1, 2018, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to February 28, 2019. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 28, 2019 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2018, we have originated approximately than $8.9 billion aggregate principal amount of investments and retained approximately $4.9 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2018, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 86.1% of our total investments based on fair value, had weighted average annual revenue of $124.0 million and weighted average annual EBITDA of $32.3 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2018, the largest single investment based on fair value represented 4.2% of our total investment portfolio.

As of June 30, 2018, the average investment size in each of our portfolio companies was approximately $40.7 million based on fair value.

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

As of June 30, 2018, the largest industry represented 18.3% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2018, approximately 96.9% of our portfolio was invested in secured debt, including 93.8% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended June 30, 2018, the weighted average term on new investment commitments in new portfolio companies was 4.6 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2018, we had call protection on 91.2% of our debt investments based on fair value, with weighted average call prices of 105.7% for the first year, 103.0% for the second year and 101.3% for the third year, in each case from the date of the initial investment. As of June 30, 2018, 100.0% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 94.1% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, with approximately $24 billion of assets under management as of March 31, 2018, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 190 investment and operating professionals. As of June 30, 2018, thirty (30) of these personnel are dedicated to our business, including twenty three (23) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2018, 100.0% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 94.1% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the six months ended June 30, 2018, 2.3% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, 2023 Notes and Convertible Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with the Convertible Notes and 2023 Notes, all bear interest at floating rates. Macro trends in base interest rates like LIBOR may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Our portfolio activity also reflects the proceeds of sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments as a component of the net change in unrealized gains (losses) on investments in the consolidated statements of operations.

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

On August 1, 2018, the Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act), approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result and subject to certain additional disclosure requirements, our minimum asset coverage ratio will be changed from 200% to 150% for purposes of the 1940 Act leverage limitation as of August 1, 2019. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we will be permitted to potentially increase our debt-to-equity ratio from a maximum of 1:1 to a maximum of 2:1.

In addition, on the same day, the Board also authorized us to submit to our stockholders a proposal to approve the application of the lower minimum asset coverage ratio of 150% to us, to take place at a special meeting of stockholders, so that we may increase our leverage limitation under the 1940 Act sooner than August 1, 2019. The date of the special meeting has not yet been determined. If the proposal is approved by our stockholders at the special meeting, the application of the 150% minimum asset coverage ratio would be effective as of the day after the special meeting.

Once the 150% minimum asset coverage ratio is in effect (either after a special meeting or on August 1, 2019), the Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity). Pursuant to the waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters.

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

Portfolio and Investment Activity

As of June 30, 2018, our portfolio based on fair value consisted of 93.8% first-lien debt investments, 3.1% second-lien debt investments, and 3.1% equity and other investments. As of December 31, 2017, our portfolio based on fair value consisted of 93.4% first-lien debt investments, 3.6% second-lien debt investments, and 3.0% equity and other investments.

As of June 30, 2018 and December 31, 2017, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.4% and 10.7%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.4% and 10.8%, respectively.

As of June 30, 2018 and December 31, 2017, we had investments in 48 and 45 portfolio companies, respectively, with an aggregate fair value of $1,955.1 million and $1,693.7 million, respectively.

For the three months ended June 30, 2018, we made new investment commitments of $265.1 million in four new portfolio companies and six existing portfolio companies. For this period, we had $182.9 million aggregate principal amount in exits and repayments.

For the three months ended June 30, 2017, we made new investment commitments of $267.7 million in five new portfolio companies and five existing portfolio companies. For this period, we had $270.7 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended June 30, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2018	June 30, 2017
New investment commitments:
Gross originations	$944.4	$397.7
Less: Syndications/sell downs	679.3	130.0
Total new investment commitments	$265.1	$267.7
Principal amount of investments funded:
First-lien	$215.5	$233.0
Second-lien	—	—
Mezzanine and unsecured	—	—
Equity and other	6.1	13.5
Total	$221.6	$246.5
Principal amount of investments sold or repaid:
First-lien	$180.7	$270.3
Second-lien	—	—
Mezzanine and unsecured	—	—
Equity and other	2.2	0.4
Total	$182.9	$270.7
Number of new investment commitments in new portfolio companies	4	5
Average new investment commitment amount in new portfolio companies	$56.8	$43.7
Weighted average term for new investment commitments in new portfolio companies (in years)	4.6	4.9
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	10.6%	11.2%
Weighted average spread over LIBOR of new floating rate investment commitments	8.4%	9.9%
Weighted average interest rate on investments sold or paid down	9.5%	9.7%

As of June 30, 2018 and December 31, 2017, our investments consisted of the following:

	June 30, 2018		December 31, 2017
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,833.7	$1,817.9	$1,581.3	$1,561.3
Second-lien debt investments	61.3	63.0	60.9	63.0
Equity and other investments	60.1	58.4	51.5	62.0
Total	$1,955.1	$1,939.3	$1,693.7	$1,686.3

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,955.1	100.0%	$1,693.7	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,955.1	100.0%	$1,693.7	100.0%

	June 30, 2018		December 31, 2017
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,939.3	100.0%	$1,686.3	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,939.3	100.0%	$1,686.3	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Weighted average total yield of debt and income producing securities (1)	11.4%	10.7%
Weighted average interest rate of debt and income producing securities	10.8%	10.2%
Weighted average spread over LIBOR of all floating rate investments (2)	8.7%	8.8%

(1)	Weighted average total portfolio yield at fair value was 11.0% at June 30, 2018 and 10.5% at December 31, 2017.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2018 and December 31, 2017. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2018		December 31, 2017
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,547.2	79.2%	$1,382.7	81.6%
2	347.0	17.7	250.9	14.8
3	60.9	3.1	60.1	3.6
4	—	—	—	—
5	—	—	—	—
Total	$1,955.1	100.0%	$1,693.7	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Total investment income	$66.4	$58.8	$124.2	$109.8
Less: Net expenses	29.2	24.0	55.0	45.7
Net investment income before income taxes	37.2	34.8	69.2	64.1
Less: Income taxes, including excise taxes	0.9	0.9	1.7	1.6
Net investment income	36.3	33.9	67.5	62.5
Net realized losses (1)	(9.2)	(18.6)	(6.3)	(16.7)
Net change in unrealized gains (1)	6.5	16.5	6.2	14.3
Net increase in net assets resulting from operations	$33.6	$31.8	$67.4	$60.1

(1)	Includes foreign exchange hedging activity.

Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Interest from investments	$63.1	$56.4	$114.8	$105.2
Dividend income	0.0	0.0	0.2	0.0
Other income	3.3	2.4	9.2	4.6
Total investment income	$66.4	$58.8	$124.2	$109.8

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $56.4 million for the three months ended June 30, 2017 to $63.1 million for the three months ended June 30, 2018.  The average size of our investment portfolio increased from $1.6 billion for the three months ended June 30, 2017 to $1.9 billion for the three months ended June 30, 2018. Accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $7.1 million for the three months ended June 30, 2017 to $4.6 million for the three months ended June 30, 2018. Prepayment fees decreased from $8.7 million for the three months ended June 30, 2017 to $3.0 million for the three months ended June 30, 2018. During the three months ended June 30, 2017 accelerated amortization and prepayment fees primarily resulted from full paydowns on six portfolio investments, a partial paydown on one portfolio investment and earning prepayment fees on five portfolio investments. During the three months ended June 30, 2018 accelerated amortization and prepayment fees primarily resulted from full paydowns on three portfolio investments, a partial realization on one portfolio investment, and earning prepayment fees on three portfolio investments. Dividend income remained flat at less than $0.1 million for both the three months ended June 30, 2017 and 2018. Other income increased from $2.4 million for the three months ended June 30, 2017 to $3.3 million for the three months ended June 30, 2018, primarily due to higher syndication fees during the second quarter of 2018 compared to the same period in 2017.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $105.2 million for the six months ended June 30, 2017 to $114.8 million for the six months ended June 30, 2018. The average size of our investment portfolio increased from $1.6 billion for the six months ended June 30, 2017 to $1.9 billion for six months ended June 30, 2018. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $14.1 million for the six months ended June 30, 2017 to $5.9 million for the six months ended June 30, 2018; and prepayment fees decreased from $9.7 million for the six months ended June 30, 2017 to $6.7 million for the six months ended June 30, 2018. The accelerated amortization and prepayment fees primarily resulted from full paydowns on ten portfolio investments; partial paydowns on six portfolio investments and earning prepayment fees on eight portfolio investments during the six months ended June 30, 2017 and full paydowns on six portfolio investments, a partial paydown on one portfolio investment, a partial realization on one portfolio investment, and earning prepayment fees on eight portfolio investments during the six months ended June 30, 2018. The decrease in paydowns during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily the result of widening of credit spreads during 2018. Other income increased from $4.6 million for the six months ended June 30, 2017 to $9.2 million for the six months ended June 30, 2018, primarily due to higher syndication, amendment, commitment and agency fees earned during the first half of 2018.

Expenses

Operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Interest	$11.2	$7.6	$20.2	$14.5
Management fees (net of waivers)	7.3	6.0	14.0	12.1
Incentive fees related to pre-incentive fee net investment income (net of waivers)	7.7	7.2	14.3	13.2
Incentive fees related to realized/unrealized capital gains	—	—	—	—
Professional fees	1.6	1.8	3.7	3.1
Directors fees	0.1	0.1	0.2	0.2
Other general and administrative	1.3	1.3	2.6	2.6
Net Expenses	$29.2	$24.0	$55.0	$45.7

Interest

Interest expense, including other debt financing expenses, increased from $7.6 million for the three months ended June 30, 2017 to $11.2 million for the three months ended June 30, 2018. This increase was primarily due to an increase in LIBOR and a larger outstanding debt balance during the three months ended June 30, 2018. The average interest rate on our debt outstanding was 4.1% for the three months ended June 30, 2017 and the three months ended June 30, 2018.

Interest expense, including other debt financing expenses, increased from $14.5 million for the six months ended June 30, 2017 to $20.2 million for the six months ended June 30, 2018. This increase was primarily due to a larger outstanding debt balance during the six months ended June 30, 2018 and an increase in the average interest rate on our debt outstanding from 3.6% for the six months ended June 30, 2017 to 3.9% for the six months ended June 30, 2018 following issuance of the 2023 Notes, the additional issuance of the 2022 Convertible Notes and an increase in LIBOR.

Management Fees

Management Fees (net of waivers) increased from $6.0 million for the three months ended June 30, 2017 to $7.3 million for the three months ended June 30, 2018 due to an increase in assets for the three months ended June 30, 2018 compared to the same period in 2017. The Adviser did not waive any Management Fees for the three months ended June 30, 2017 and 2018.

Management Fees (net of waivers) increased from $12.1 million for the six months ended June 30, 2017 to $14.0 million for the six months ended June 30, 2018. Management Fees (gross of waivers) increased from $12.1 million for the six months ended June 30, 2017 to $14.0 million for the six months ended June 30, 2018 due to an increase in total assets compared to the same period in 2017. Management Fees waived were less than $0.1 million for the six months ended June 30, 2018, consisting solely of Management Fees attributable to our ownership of shares of common stock in the TCAP Shares. The Adviser did not waive any Management Fees for the six months ended June 30, 2017.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $7.2 million for the three months ended June 30, 2017 to $7.7 million for the three months ended June 30, 2018. This increase resulted from an increase in pre-incentive fee net investment income resulting from our larger investment portfolio for the three months ended June 30, 2018. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended June 30, 2017 and 2018. There were no Incentive Fees related to capital gains and losses for each of the three months ended June 30, 2018 and 2017 due to cumulative realized losses on our investments.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $13.2 million for the six months ended June 30, 2017 to $14.3 million for the six months ended June 30, 2018. This increase resulted from an increase in pre-incentive fee net investment income resulting from our larger investment portfolio six months ended June 30, 2018. For the six months ended June 30, 2018, Incentive Fees related to pre-Incentive Fee net investment income of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the six months ended June 30, 2017. There were no Incentive Fees related to capital gains and losses for the six months ended June 30, 2018 and 2017 due to cumulative realized losses on our investments.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $1.8 million for the three months ended June 30, 2017 to $1.6 million for the three months ended June 30, 2018. Other general and administrative fees remained flat at $1.3 million for the three months ended June 30, 2017 and 2018.

Professional fees increased from $3.1 million for the six months ended June 30, 2017 to $3.7 million for the six months ended June 30, 2018 primarily due to the recognition of remaining non-recurring expenses associated with the initial shelf registration statement that were previously recorded as deferred financing costs. Other general and administrative fees remained flat at $2.6 million for the six months ended June 30, 2017 and 2018.

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

For the three and six months ended June 30, 2018, we recorded a net expense of $0.9 million and $1.7 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2017, we recorded a net expense of $0.9 million and $1.6 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Net realized losses on investments	$(9.1)	$(18.5)	$(6.5)	$(17.2)
Net realized gains (losses) on foreign currency transactions	(0.0)	(0.0)	0.1	0.2
Net realized gains (losses) on foreign currency investments	(0.1)	(0.1)	0.0	(4.8)
Net realized gains (losses) on foreign currency borrowings	0.0	(0.0)	0.1	5.1
Net realized losses	$(9.2)	$(18.6)	$(6.3)	$(16.7)

Change in unrealized gains on investments	$30.9	$45.4	$37.4	$52.7
Change in unrealized losses on investments	(27.6)	(28.2)	(29.1)	(32.0)
Net Change in Unrealized Gains (Losses) on Investments	$3.3	$17.2	$8.3	$20.7
Unrealized gains (losses) on foreign currency borrowings	4.9	(2.8)	3.9	(8.7)
Unrealized gains (losses) on foreign currency cash and forward contracts	(0.0)	(0.0)	(0.0)	0.0
Unrealized gains (losses) on interest rate swaps	(1.7)	2.1	(6.0)	2.3
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$3.2	$(0.7)	$(2.1)	$(6.4)

Net Change in Unrealized Gains	$6.5	$16.5	$6.2	$14.3

For the three and six months ended June 30, 2018 we had net realized losses on investments of $9.1 million and $6.5 million, respectively.  For the three and six months ended June 30, 2018, we had net realized losses of less than $0.1 million and net realized gains of $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2018, we had net realized losses of $0.1 million and net realized gains of less than $0.1 million, respectively, on foreign currency investments. For the three and six months ended June 30, 2018, we had net realized gains of less than $0.1 million and $0.1 million, respectively, on foreign currency borrowings. The net realized gains on foreign currency borrowings and foreign currency investments for the three and six months ended June 30, 2018 were a result of a partial realization on one investment.

For the three months ended June 30, 2018 we had $30.9 million in unrealized gains on 27 portfolio company investments, which was offset by $27.6 million in unrealized losses on 26 portfolio company investments.  For the six months ended June 30, 2018 we had $37.4 million in unrealized gains on 33 portfolio company investments, which was offset by $29.1 million in unrealized losses on 25 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive credit-related adjustments offset by widening of credit spreads. Unrealized losses primarily resulted from the reversal of prior period unrealized gains and in some instances negative credit-related adjustments.

For the three and six months ended June 30, 2018, we had unrealized gains on foreign currency borrowings of $4.9 million and $3.9 million, respectively, as a result of fluctuations in the EUR and AUD exchange rates. For both the three and six months ended June 30, 2018, we had unrealized losses on foreign currency cash and forward contracts of less than $0.1 million. For the three and six months ended June 30, 2018, we had unrealized losses on interest rate swaps of $1.7 million and $6.0 million, respectively, on interest rate swaps due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

For the three and six months ended June 30, 2017 we had net realized losses on investments of $18.5 million and $17.2 million, respectively.  For the three and six months ended June 30, 2017, we had net realized losses of less than $0.1 million and net realized gains of $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2017, we had net realized losses of $0.1 million and $4.8 million, respectively, on foreign currency investments. For the three and six months ended June 30, 2017, we had net realized losses of less than $0.1 million and net realized gains of $5.1 million, respectively, on foreign currency borrowings. The net realized gains on foreign currency borrowings and net realized losses on foreign currency investments for the six months ended June 30, 2017 were a result of exiting two investments and a partial realization on one investment.

For the three months ended June 30, 2017 we had $45.4 million in unrealized gains on 28 portfolio company investments, which was offset by $28.2 million in unrealized losses on 26 portfolio company investments. For the six months ended June 30, 2017 we had $52.7 million in unrealized gains on 37 portfolio company investments, which was offset by $32.0 million in unrealized losses on 27 portfolio company investments.  Unrealized gains resulted from an increase in fair value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized losses primarily resulted from the reversal of prior period unrealized gains and in some instances negative credit-related adjustments.

For the three and six months ended June 30, 2017, we had unrealized losses on foreign currency borrowings of $2.8 million and $8.7 million, respectively, as a result of fluctuations in the GBP and EUR exchange rates. For the three and six months ended June 30, 2017, we had unrealized losses on foreign currency cash and forward contracts of less than $0.1 million and unrealized gains of less than $0.1 million, respectively. For the three and six months ended June 30, 2017, we had unrealized gains on interest rate swaps of $2.1 million and $2.3 million, respectively, on interest rate swaps due to fluctuations in interest rates.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2018, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.8% (based on total capital invested of $2.9 billion and total proceeds from these exited investments of $3.6 billion). Eighty nine percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three and six months ended June 30, 2018, we incurred $4.9 million and $3.9 million, respectively, of unrealized gains on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2018.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2018. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are currently only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of June 30, 2018 and December 31, 2017, our asset coverage ratio was 221.4% and 235.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2018, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2018, we had approximately $500.6 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of June 30, 2018, we had $10.3 million in cash and cash equivalents, including $7.2 million of restricted cash, an increase of $3.6 million from December 31, 2017. During the six months ended June 30, 2018, we used $179.7 million in cash from operating activities, primarily as a result of funding portfolio investments of $553.0 million and other operating activity of $1.1 million, which was offset by repayments and proceeds from investments of $307.0 million and an increase in net assets resulting from operations of $67.4 million. Lastly, cash provided by financing activities was $183.3 million during the period, primarily due to borrowings of $860.2 million (including the issuance of $150.0 million principal amount of our 2023 Notes and $57.5 million principal amount of our 2022 Convertible Notes in a reopening), and proceeds from issuance of common stock, net of offering and underwriting costs, of $71.8 million, which was partially offset by repayments on our Revolving Credit Facility of $696.3 million (including $146.9 million net proceeds from our 2023 Notes, $58.1 million net proceeds from the issuance of our 2022 Convertible Notes in a reopening, and $71.8 million net proceeds from our equity offering in March 2018), dividends paid of $45.6 million and deferred financing costs of $6.8 million.

As of June 30, 2018, we had $7.2 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $4.0 million from December 31, 2017.

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

During the six months ended June 30, 2018 and 2017, we issued 401,101 and 244,469 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $7.1 million and $4.5 million, respectively. On July 13, 2018, we issued 206,556 shares of our common stock through our dividend reinvestment plan for proceeds of $3.6 million, which is not reflected in the number of shares issued for the six months ended June 30, 2018 in this section or the consolidated financial statements for the three and six months ended June 30, 2018.

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

The Company 10b5-1 Plan expired in accordance with its terms on June 30, 2015. On August 4, 2015, the Board authorized us to enter into a new stock repurchase plan, on substantially the same terms as the prior stock repurchase plan, over an initial six month period, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. On August 1, 2018 the Board authorized the extension of the termination date of the Company 10b5-1 Plan to February 28, 2019. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of February 28, 2018 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

For the six months ended June 30, 2018, no shares were repurchased under the Company 10b5-1 Plan.

Debt

Debt obligations consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$940.0	$439.4	$500.6	$430.5
2019 Convertible Notes	115.0	115.0	—	112.9
2022 Convertible Notes	172.5	172.5	—	167.7
2023 Notes	150.0	150.0	—	147.1
Total Debt	$1,377.5	$876.9	$500.6	$858.2

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs of $8.9 million, $5.0 million and $2.8 million, respectively.

	December 31, 2017
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$975.0	$486.8	$488.2	$479.7
2019 Convertible Notes	115.0	115.0	—	112.2
2022 Convertible Notes	115.0	115.0	—	111.5
Total Debt	$1,205.0	$716.8	$488.2	$703.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Notes are presented net of deferred financing costs of $7.1 million and $4.7 million, respectively.

As of June 30, 2018 and December 31, 2017, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of June 30, 2018, aggregate commitments under the facility were $940 million. The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $1.25 billion.

The revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, ends February 18, 2022 and the stated maturity date is February 17, 2023.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2018, we had outstanding debt denominated in Australian Dollars (AUD) of 46.4 million and Euro (EUR) of 57.1 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2018 and December 31, 2017, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Net proceeds received from our common stock issuance in March 2018 and net proceeds received from the issuance of the 2022 Convertible Notes and 2023 Notes were used to pay down borrowings on the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible notes due December 2019. The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. As of June 30, 2018, the estimated adjusted conversion price was approximately $25.26 per share of common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%.

Holders may convert their 2019 Convertible Notes at their option at any time prior to June 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the 2019 Convertible Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022. The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of June 30, 2018, the estimated adjusted conversion price was approximately $21.05 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

In June 2018, we issued an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115 million aggregate principal amount of our 2022 Convertible Notes issued in February 2017. In connection with the reopening of the 2022 Convertible Notes, we entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominantly floating rate loans. As a result of the additional swaps, our effective interest rate on the additional 2022 Convertible Notes is approximately three-month LIBOR plus 1.60%. See Note 5 for further information related to our interest rate swaps.

Holders may convert their 2022 Convertible Notes at their option at any time prior to February 1, 2022 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the 2022 Convertible Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 1, 2022 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

The Convertible Notes are our unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

As of June 30, 2018, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring us to comply with the asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of June 30, 2018, we were in compliance with the terms of each of the indentures governing the Convertible Notes.

The Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indentures governing the Convertible Notes. We have determined that the embedded conversion options in each series of Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the Convertible Notes, we estimated at the time of issuance separate debt and equity components of each series of Convertible Notes. An original issue discount equal to the equity components of each series of Convertible Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporated these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2018 and December 31, 2017, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2018	December 31, 2017
AppStar Financial, LLC - Revolver	$2.0	$2.0
Bazaarvoice, Inc. - Revolver	3.0	—
Ferrellgas, L.P. - Revolver	30.0	—
Frontline Technologies Group, LLC - Delayed Draw	9.4	9.4
G Treasury SS, LLC - Delayed Draw	5.0	—
G Treasury SS, LLC - Revolver	2.0	—
Helix Health, Ltd. - Revolver	4.3	4.4
Illuminate Education, Inc. - Revolver	—	5.0
Industrial Physics, LLC - Revolver	4.3	5.0
IRGSE Holding Corp. - Revolver	0.3	0.3
Lithium Technologies, LLC - Revolver	3.7	3.7
Leaf US Holdings, Inc. - Revolver	—	2.0
Motus, LLC - Revolver	5.2	—
Government Brands, LLC - Revolver	5.0	—
Marketo, Inc. - Revolver	—	1.9
Northern Oil and Gas, Inc. - Delayed Draw	6.5	16.2
PageUp People Limited - Delayed Draw	3.6	—
PayLease, LLC - Revolver	3.3	3.3
PaySimple, Inc. - Revolver	—	5.0
Rex Energy Corporation DIP - Delayed Draw	6.5	11.1
Riskonnect, Inc. - Revolver	5.0	5.0
ScentAir Technologies, Inc. - Revolver	0.8	0.8
Sovos Compliance, LLC - Delayed Draw	3.0	3.0
Sovos Compliance, LLC - Revolver	1.7	1.7
Total Portfolio Company Commitments	$104.6	$79.8

Other Commitments and Contingencies

As of June 30, 2018 and December 31, 2017, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2018 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$439.4	$—	$—	$439.4	$—
2019 Convertible Notes	115.0	—	115.0	—	—
2022 Convertible Notes	172.5	—	—	172.5	—
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$876.9	$—	$115.0	$761.9	$—

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

As of June 30, 2018, 100.0% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 94.1% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates and in connection with our Convertible Notes and 2023 Notes, which bear interest at a fixed rate, we entered into fixed-to-floating interest rate swaps in order to continue to align the nature of interest rates of our liabilities with the nature of interest rates of our investment portfolio.

Assuming that our consolidated balance sheet as of June 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$57.0	$26.3	$30.7
Up 200 basis points	$38.0	$17.5	$20.5
Up 100 basis points	$19.0	$8.8	$10.2
Down 25 basis points	$(4.7)	$(2.0)	$(2.7)

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

Legislation allows us to incur additional leverage.

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

On August 1, 2018, the Board, including a “required majority” thereof (as defined in Section 57(o) of the 1940 Act), approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result and subject to certain additional disclosure requirements, our minimum asset coverage ratio will be changed from 200% to 150% for purposes of the 1940 Act leverage limitation as of August 1, 2019. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we will be permitted to potentially increase our debt-to-equity ratio from a maximum of 1:1 to a maximum of 2:1.

In addition, on the same day, the Board also authorized us to submit to our stockholders a proposal to approve the application of the lower minimum asset coverage ratio of 150% to us, to take place at a special meeting of stockholders, so that we may increase our leverage limitation under the 1940 Act sooner than August 1, 2019. The date of the special meeting has not yet been determined. If the proposal is approved by our stockholders at the special meeting, the application of the 150% minimum asset coverage ratio would be effective as of the day after the special meeting.

As a result, you may face increased investment risk.

The terms of our credit facilities may contractually limit our ability to incur additional indebtedness.

Even though our Board has approved the application of the minimum asset coverage ratio of 150% to be effective on August 1, 2019, (or, if we receive approval of our stockholders, to be effective the day after a special meeting to be held for that purpose), contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. Currently, our Revolving Credit Facility limits us to a minimum asset coverage ratio of 200%. We cannot assure you that we will be able to negotiate a change to our credit facilities to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms. An inability on our part to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our business, financial condition and results of operations and the value of our securities.

In addition, pursuant to Section 61(a)(2)(C)(ii) of the 1940 Act, the principal risk factors associated with our senior securities are set forth below. However, since we already use leverage in optimizing our investment portfolio, the principal risk factors associated with our senior securities do not represent material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The 1940 Act limits our ability to incur borrowings and issue debt securities and preferred stock, which we refer to as senior securities, requiring that after any borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% or, effective August 1, 2019 (unless our stockholders approve the application of the 150% minimum asset coverage ratio to us at an earlier special meeting, in which case effective as of the first day after the special meeting), 150%.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 17, 2018, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 17, 2019. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of June 30, 2018, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

Lastly, the SEC has issued a proposed rule, Rule 18f-4, that if adopted would potentially constrain our ability to use leverage if we have substantial exposure to swaps and other derivatives, or have significant outstanding financial commitments to our portfolio companies.

As of June 30, 2018, we had $876.9 million of outstanding indebtedness, which had an annualized interest cost of 4.1% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our Convertible Notes and 2023 Notes. As of June 30, 2018, the interest rate on the 2019 Convertible Notes, as adjusted to give effect to the interest rate swaps, was three-month London Interbank Offered Rate, or LIBOR, plus 2.86% and the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 1.8%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of June 30, 2018

	Assumed Return on Our Portfolio (net of expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	-22.0%	-12.7%	-3.4%	5.9%	15.3%

(1)

Assumes, as of June 30, 2018, (i) $2.0 billion in total assets, (ii) $876.9 million in outstanding indebtedness, (iii) $1.1 billion in net assets and (iv) annualized interest cost of 4.1%, under the terms of our debt.

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

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser. The Management Fee is calculated as a percentage of the value of our gross assets at a specific time, which would include any borrowings for investment purposes, and may give our Adviser an incentive to use leverage to make additional investments. In addition, the Management Fee is payable regardless of whether the value of our gross assets or your investment have decreased. The use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions that our Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest.

The Incentive Fee is calculated as a percentage of pre-Incentive Fee net investment income. Since pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses, it is possible that we may pay an Incentive Fee in a quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached in that quarter and, as a result, that an Incentive Fee is paid for that quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee.

Also, one component of the Incentive Fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital losses on a cumulative basis. As a result, we may owe the Adviser an Incentive Fee during one year as a result of realized capital gains on certain investments, and then incur significant realized capital losses and unrealized capital losses on the remaining investments in our portfolio during subsequent years. Incentive Fees earned in prior years cannot be clawed back even if we later incur losses.

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

4.1

First Supplemental Indenture, dated as of June 19, 2018, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 19, 2018)

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

TPG SPECIALTY LENDING, INC.

Date: August 1, 2018	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: August 1, 2018	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer