Form 10-Q
period 2018-09-30
TPG Specialty Lending, Inc.
filed 2018-11-06
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at November 5, 2018 was 65,382,824.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,755,305 and $1,523,844, respectively)	$1,804,458	$1,557,803
Non-controlled, affiliated investments (amortized cost of $39,023 and $0, respectively)	39,078	—
Controlled, affiliated investments (amortized cost of $163,427 and $162,406, respectively)	138,395	135,920
Total investments at fair value (amortized cost of $1,957,755 and $1,686,250, respectively)	1,981,931	1,693,723
Cash and cash equivalents (restricted cash of $6,669 and $3,150, respectively)	11,315	6,665
Interest receivable	9,339	6,762
Prepaid expenses and other assets	4,456	13,088
Total Assets	$2,007,041	$1,720,238
Liabilities
Debt (net of deferred financing costs of $15,675 and $11,770, respectively)	$877,401	$703,428
Management fees payable to affiliate	7,538	6,219
Incentive fees payable to affiliate	6,850	5,628
Dividends payable	25,399	23,488
Other payables to affiliate	2,272	1,901
Other liabilities	14,400	10,290
Total Liabilities	933,860	750,954
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 65,257,331 and 60,336,281 shares issued, respectively; and 65,168,251 and 60,247,201 shares outstanding, respectively	653	603
Additional paid-in capital	989,907	906,521
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Undistributed net investment income	73,752	61,790
Net unrealized gains	17,755	6,718
Undistributed net realized losses	(7,527)	(4,989)
Total Net Assets	1,073,181	969,284
Total Liabilities and Net Assets	$2,007,041	$1,720,238
Net Asset Value Per Share	$16.47	$16.09

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$57,033	$45,354	$163,640	$148,023
Dividend income	—	—	196	—
Other income	1,160	3,502	10,013	7,982
Total investment income from non-controlled, non-affiliated investments	58,193	48,856	173,849	156,005
Investment income from non-controlled, affiliated investments:
Interest from investments	1,118	—	1,493	—
Other income	12	—	229	—
Total investment income from non-controlled, affiliated investments	1,130	—	1,722	—
Investment income from controlled, affiliated investments:
Interest from investments	3,695	3,398	11,513	5,914
Other income	(14)	51	89	153
Total investment income from controlled, affiliated investments	3,681	3,449	11,602	6,067
Total Investment Income	63,004	52,305	187,173	162,072
Expenses
Interest	12,006	5,498	32,237	20,017
Management fees	7,538	5,995	21,520	18,043
Incentive fees	6,850	6,561	21,159	19,808
Professional fees	2,078	1,211	5,810	4,268
Directors’ fees	105	100	309	302
Other general and administrative	1,484	1,371	4,019	3,984
Total expenses	30,061	20,736	85,054	66,422
Management and incentive fees waived (Note 3)	—	—	(63)	—
Net Expenses	30,061	20,736	84,991	66,422
Net Investment Income Before Income Taxes	32,943	31,569	102,182	95,650
Income taxes, including excise taxes	650	640	2,400	2,270
Net Investment Income	32,293	30,929	99,782	93,380
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	12,129	(564)	15,193	6,831
Non-controlled, affiliated investments	64	—	55	—
Controlled, affiliated investments	(3,791)	(4,680)	1,454	8,617
Translation of other assets and liabilities in foreign currencies	(1,588)	(1,701)	2,316	(10,359)
Interest rate swaps	(2,002)	(1,682)	(7,980)	605
Total net change in unrealized gains (losses)	4,812	(8,627)	11,038	5,694
Realized gains (losses):
Non-controlled, non-affiliated investments	—	2,413	3,093	7,008
Non-controlled, affiliated investments	—	—	—	—
Controlled, affiliated investments	—	—	(9,589)	(21,776)
Foreign currency transactions	275	44	461	557
Total net realized gains (losses)	275	2,457	(6,035)	(14,211)
Total Unrealized and Realized Gains (Losses)	5,087	(6,170)	5,003	(8,517)
Increase in Net Assets Resulting from Operations	$37,380	$24,759	$104,785	$84,863
Earnings per common share—basic and diluted	$0.57	$0.41	$1.65	$1.42
Weighted average shares of common stock outstanding—basic and diluted	65,101,482	60,057,567	63,582,506	59,923,323

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(7)	Second-lien loan ($59,621 par, due 9/2021)	6/30/2017	L + 9.05%	11.44%	$59,621	$59,621	5.6%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,838 par, due 7/2023)	7/6/2018	C + 5.25%	7.08%	48,345	49,157 (CAD 63,541)	4.6%
Integration Appliance, Inc. (3)	First-lien loan ($52,381 par, due 8/2023)	8/13/2018	L + 7.25%	9.36%	51,574	51,693	4.8%
Jive Software, Inc. (3)(5)	First-lien loan ($52,785 par, due 6/2022)	6/12/2017	L + 9.25%	11.49%	51,225	55,556	5.2%
Motus, LLC (3)	First-lien loan ($69,227 par, due 1/2024)	1/17/2018	L + 6.75%	8.92%	67,536	68,291	6.4%
Nintex Global Limited (3)(5)	First-lien loan ($72,156 par, due 4/2024)	3/30/2018	L + 6.75%	9.00%	70,499	70,894	6.6%
Sovos Compliance, LLC (3)	First-lien loan ($36,547 par, due 3/2022)	7/1/2016	L + 6.00%	8.24%	36,161	36,643	3.4%
Tangoe, Inc. (3)(5)	First-lien loan ($49,912 par, due 6/2022)	6/16/2017	L + 8.50%	11.01% (incl. 0.50% PIK)	48,389	49,662	4.6%
					373,729	381,896	35.6%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 10/2018)	10/31/2016	L + 9.00%	11.09%	4,967	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	14.09%	3,341	3,341	0.3%
					8,308	8,308	0.8%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($50,000 par, due 2/2024)	2/28/2018	L + 6.00%	8.24%	48,566	49,000	4.6%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,345 par, due 9/2023)	9/18/2017	L + 6.50%	8.74%	46,758	47,203	4.4%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,838 par, due 8/2022)	8/25/2017	L + 7.25%	9.47%	63,708	64,189	6.0%
					159,032	160,392	15.0%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($18,956 par, due 8/2020)	8/18/2015	L + 7.50%	9.74%	18,754	19,218	1.8%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	11.75%	54,027	55,402	5.2%
G Treasury SS, LLC (3)	First-lien loan ($30,306 par, due 4/2022)	4/9/2018	L + 9.25%	11.59% (incl. 3.00% PIK)	29,644	29,839	2.8%

Government Brands, LLC (3)	First-lien loan ($45,572 par, due 3/2023)	3/15/2018	L + 9.25%	11.50% (incl. 2.50% PIK)	44,658	44,940	4.2%
PayLease, LLC (3)	First-lien loan ($56,100 par, due 7/2022)	7/28/2017	L + 7.00%	9.24%	55,150	56,100	5.2%
PaySimple, Inc. (3)(5)	First-lien loan ($58,994 par, due 3/2022)	4/17/2018	L + 8.25%	10.50% (incl. 1.75% PIK)	58,702	58,847	5.5%
Swift Gift Limited (3)(5)	First-lien loan ($28,948 par, due 1/2022)	7/31/2017	L + 6.50%	8.75%	28,368	30,033	2.8%
					289,303	294,379	27.5%
Healthcare
Caris Life Sciences, Inc.	First-lien loan ($2,500 par, due 9/2023)	9/21/2018	11.30%	11.30%	2,219	2,219	0.2%
Caris Life Sciences, Inc.	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,500	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($32,094 par, due 6/2022)	6/30/2017	L + 8.00%	10.24%	31,365	32,014	3.0%
MatrixCare, Inc. (3)(5)	First-lien loan ($56,869 par, due 12/2021)	12/17/2015	L + 5.25%	7.33%	56,163	57,580	5.4%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($42,148 par, due 9/2020)	9/30/2015	L + 7.00%	9.24%	41,579	42,570	4.0%
Quantros, Inc. (3)(5)	First-lien loan ($28,340 par, due 9/2019)	2/29/2016	L + 7.75%	10.14%	26,576	27,915	2.6%
					160,402	164,798	15.4%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($23,278 par, due 9/2019)	9/29/2015	L + 9.50%	11.89% (incl. 5.00% PIK)	23,278	16,585	1.5%
	First-lien revolving loan ($26,462 par, due 9/2019)	9/29/2015	L + 9.50%	11.89% (incl. 5.00% PIK)	26,462	18,855	1.8%
					49,740	35,440	3.3%
Human resource support services
ClearCompany, LLC (3)	First-lien loan ($17,046 par, due 7/2023)	7/23/2018	L + 8.50%	10.81% (incl. 2.50% PIK)	16,760	16,795	1.6%
PageUp People Limited (3)(4)	First-lien loan (AUD 46,621 par, due 12/2022)	1/11/2018	B + 7.25%	9.21% (incl. 2.25% PIK)	36,043	33,311 (AUD 46,038)	3.1%
PageUp People Limited (3)(4)	First-lien revolving loan (AUD 2,000 par, due 12/2022)	1/11/2018	B + 7.25%	9.24% (incl. 2.25% PIK)	1,426	1,402 (AUD 1,938)	0.1%
					54,229	51,508	4.8%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($62,079 par, due 10/2020)	10/31/2014	L + 6.75%	9.15%	61,761	62,855	5.9%
Riskonnect, Inc. (3)	First-lien loan ($42,800 par, due 6/2022)	6/30/2017	L + 7.75%	10.14%	42,044	42,800	4.0%

					103,805	105,655	9.9%
Internet services
Higher Logic, LLC (3)(5)	First-lien loan ($37,905 par, due 1/2022)	6/18/2018	L + 6.00%	8.39%	37,288	37,431	3.5%
Lithium Technologies, LLC (3)	First-lien loan ($50,000 par, due 10/2022)	10/3/2017	L + 8.00%	10.35%	48,992	49,866	4.6%
					86,280	87,297	8.1%
Manufacturing
Industrial Physics, LLC (3)	First-lien loan ($9,900 par, due 10/2022)	10/23/2017	L + 7.00%	9.24%	9,733	9,851	0.9%
	First-lien loan (EUR 20,906 par, due 10/2022)	10/23/2017	E + 7.00%	8.00%	24,141	24,161 (EUR 20,802)	2.3%
	First-lien revolving loan ($1,350 par, due 10/2022)	10/23/2017	L + 7.00%	9.24%	1,269	1,325	0.1%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.25%	9.49%	19,876	19,986	1.9%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.25%	9.49%	1,383	1,393	0.1%
					56,402	56,716	5.3%
Marketing services
Bazaarvoice, Inc.(3)	First-lien loan ($39,800 par, due 2/2024)	2/1/2018	L + 8.00%	10.24%	39,463	39,601	3.7%
	First-lien revolving loan ($1,000 par, due 2/2024)	2/1/2018	P + 7.00%	12.25%	929	980	0.1%
Validity, Inc. (3)(5)(6)	First-lien loan ($35,775 par, due 5/2023)	5/31/2018	L + 6.50%	8.88%	35,183	35,238	3.3%
Vivial Inc.(3)	First-lien loan ($31,230 par, due 9/2022)	9/29/2017	L + 8.00%	10.24%	30,778	31,854	3.0%
					106,353	107,673	10.1%
Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($20,000 par, due 9/2022)	9/12/2017	L + 7.75%	9.83%	19,610	19,900	1.9%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(7)	First-lien loan ($17,429 par, due 6/2020)	6/29/2018	L + 9.00%	11.24%	17,429	17,429	1.6%
Northern Oil and Gas, Inc. (3)	First-lien loan ($58,500 par, due 11/2022)	11/1/2017	L + 7.75%	10.19%	57,246	67,113	6.3%
					74,675	84,542	7.9%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(9)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,199	34,000	3.2%
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,508	77,761	7.2%
					107,707	111,761	10.4%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 4/2021)	9/6/2017	L + 7.75%	10.07%	24,724	25,063	2.3%
American Achievement Corporation (3)(5)	First-lien loan ($22,592 par, due 9/2020)	9/30/2015	L + 8.25%	10.36%	22,448	22,423	2.1%
Eddie Bauer LLC (3)	ABL FILO term loan ($28,125 par, due 6/2019)	3/31/2017	L + 9.25%	11.64%	27,924	28,687	2.7%
PayLess Inc. (3)(5)	ABL FILO term loan ($14,438 par, due 8/2022)	3/1/2018	L + 8.00%	10.13%	14,159	14,221	1.3%
Sears (3)(4)(11)	First-lien ABL loan ($17,296 par, due 7/2020)	3/18/2016	L + 7.50%	9.61%	17,052	17,440	1.6%

					106,307	107,834	10.0%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($82,500 par, due 5/2023)	5/4/2018	L + 5.75%	7.86%	80,951	83,062	7.7%

Total Debt Investments					1,896,454	1,920,782	179.3%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (7)(13)	Class A Preferred Units (134,000 units)	6/30/2017			13,400	17,152	1.6%
	Class B Common Units (90,000 units)	6/30/2017			2	445	0.0%
					13,402	17,597	1.6%
Business Services
Motus, LLC (13)(14)	Class A Units (1,262 units)	1/17/2018			1,262	1,262	0.1%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global Limited (13)(14)	Class A Shares (1,197 shares)	3/30/2018			1,197	1,197	0.1%
	Class B Shares (398,557 shares)	3/30/2018			12	12	0.0%
					2,471	2,471	0.2%
Chemicals
Vertellus Specialties, Inc. (13)	Common Units (2,672,990 units)	10/31/2016			3,828	4,001	0.4%
Financial services
AvidXchange, Inc. (13)	Series E Preferred Shares (214,132 shares)	8/7/2015			3,846	7,481	0.7%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	8	0.0%
Swift Gift Limited (13)	Common Shares (35,000 shares)	7/31/2017			3,500	7,998	0.7%
					7,353	15,487	1.4%
Healthcare
Caris Life Sciences, Inc. (13)(14)	Warrants	9/21/2018			207	207	0.0%
SRS Parent Corp. (13)	Common Shares Class A (1,980 shares)	12/28/2012			1,980	1,015	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012			20	10	0.0%
					2,207	1,232	0.1%
Human resource support services
ClearCompany, LLC (13)(14)	Class A Units (44,944 units)	8/24/2018			2,014	2,013	0.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (5,000,000 units)	9/29/2015			3,896	97	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015			100	48	0.0%
					3,996	145	0.0%
Insurance
Riskonnect, Inc. (13)	Preferred Class A Units (990 units)	6/30/2017			990	990	0.1%

	Common Class B Units (959,018 units)	6/30/2017	10	10	0.0%
			1,000	1,000	0.1%
Marketing services
Validity, Inc. (6)(13)(14)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	3,840	0.4%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	8,163	0.8%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
Northern Oil and Gas, Inc. (12)(13)	Common Shares (1,300,000 shares)	5/15/2018	1,950	5,200	0.5%
			21,190	13,363	1.3%
Total Equity and Other Investments			61,301	61,149	5.7%
Total Investments			$1,957,755	$1,981,931	185.0%

	Interest Rate Swaps as of September 30, 2018
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (b)	L	1.16%	10/5/2018	$92,500	$228	$—	$(252)
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(1,691)	—	(667)
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	503	—	211
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(4,029)	—	(3,319)
Interest rate swap (b)	4.50%	L + 1.59%	8/1/2022	50,000	(313)	—	(313)
Interest rate swap (b)	4.50%	L + 1.60%	8/1/2022	7,500	(50)	—	(50)
Interest rate swap (b)	4.50%	L + 1.99%	1/22/2023	150,000	(3,590)	—	(3,590)
Cash collateral				—	8,942	—	—
Total				$563,333	$—	$—	$(7,980)

(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Interest rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offered Rate  (“EURIBOR” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2018.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 14.8% of total assets as of September 30, 2018.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended September 30, 2018 in which the issuer was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the nine months ended September 30, 2018

Company	Fair Value at December 31, 2017	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at September 30, 2018	Other Income	Interest Income
Validity, Inc.	$—	$39,248	$(225)	$55	$—	$39,078	$229	$1,493
Total	$—	$39,248	$(225)	$55	$—	$39,078	$229	$1,493

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

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2018 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2018

Company	Fair Value at December 31, 2017	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at September 30, 2018	Other Income	Interest Income
AFS Technologies, Inc.	$75,780	$900	$—	$538	$—	$77,218	$—	$5,050
IRGSE Holding Corp.	34,748	5,660	—	(4,823)	—	35,585	4	4,119
Mississippi Resources, LLC	25,392	4,192	(142)	5,739	(9,589)	25,592	85	2,344
Total	$135,920	$10,752	$(142)	$1,454	$(9,589)	$138,395	$89	$11,513

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

(8)	As of September 30, 2018, the tax cost of the Company’s investments approximates the amortized cost.
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
(14)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2018, the aggregate fair value of these securities is $8,531, or 0.8% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2017

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($25,725 par, due 1/2018)	8/28/2012	L + 10.25%	11.75%	$25,724	$25,789	2.7%
	First-lien revolving loan ($4,056 par, due 1/2018)	8/28/2012	P + 9.00%	13.50%	4,056	4,066	0.4%
					29,780	29,855	3.1%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(6)	Second-lien loan ($59,621 par, due 9/2021)	6/30/2017	L + 9.05%	10.74%	59,621	57,534	5.9%
Business services
Jive Software, Inc. (3)(5)	First-lien loan ($53,730 par, due 6/2022)	6/12/2017	L + 9.25%	10.69%	51,900	53,730	5.5%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($33,221 par, due 6/2020)	6/30/2014	L + 8.00%	9.69%	32,879	33,221	3.4%
Motus, LLC (3)	First-lien loan ($20,879 par, due 7/2021)	7/29/2016	L + 10.00%	11.57% (incl. 3.00% PIK)	20,496	21,975	2.3%
Sovos Compliance, LLC (3)	First-lien loan ($34,323 par, due 3/2022)	7/1/2016	L + 6.00%	7.57%	33,862	34,421	3.6%
Tangoe, Inc. (3)(5)	First-lien loan ($49,975 par, due 6/2022)	6/16/2017	L + 8.50%	10.20% (incl. 0.50% PIK)	48,196	48,725	5.0%
					229,253	234,275	24.2%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10/31/2016	L + 9.00%	10.57%	4,959	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	13.57%	3,341	3,366	0.3%
					8,300	8,333	0.8%
Communications
iHeart Communications (3)(5)	ABL FILO term loan ($115,000 par, due 11/2020)	11/30/2017	L + 4.75%	6.23%	111,613	112,700	11.6%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8/31/2016	L + 7.00%	8.69%	44,029	45,450	4.7%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,703 par, due 9/2023)	9/18/2017	L + 6.50%	8.09%	47,039	47,132	4.9%
Illuminate Education, Inc.(3)	First-lien loan ($56,900 par, due 8/2022)	8/25/2017	L + 8.00%	9.48%	55,772	55,971	5.8%
					146,840	148,553	15.4%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($20,364 par, due 8/2020)	8/18/2015	L + 8.00%	9.57%	20,071	20,643	2.1%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	11.06%	53,879	55,266	5.7%

PayLease, LLC (3)	First-lien loan ($56,525 par, due 7/2022)	7/28/2017	L + 7.00%	8.57%	55,413	55,627	5.7%
PaySimple, Inc. (3)	First-lien loan ($50,601 par, due 3/2022)	3/7/2017	L + 8.25%	10.00% (incl. 1.75% PIK)	49,633	50,045	5.2%
Swift Gift Limited (3)(5)	First-lien loan ($29,167 par, due 1/2022)	7/31/2017	L + 6.50%	8.13%	28,472	29,458	3.0%
					207,468	211,039	21.7%
Healthcare
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($32,338 par, due 6/2022)	6/30/2017	L + 8.00%	9.57%	31,486	31,691	3.3%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 38,019 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	45,164	47,366 (EUR 39,445)	4.9%
	First-lien revolving loan (EUR 300 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	293	540 (EUR 450)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($57,305 par, due 12/2021)	12/17/2015	L + 5.25%	6.94%	56,455	58,021	6.0%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($43,262 par, due 9/2020)	9/30/2015	L + 8.50%	10.19%	42,483	43,478	4.5%
Quantros, Inc. (3)(5)	First-lien loan ($29,475 par, due 2/2021)	2/29/2016	L + 7.75%	9.44%	28,772	30,212	3.1%
					204,653	211,308	21.9%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(6)	First-lien loan ($22,414 par, due 9/2019)	9/29/2015	L + 9.50%	11.19% (incl. 5.00% PIK)	22,414	17,596	1.8%
	First-lien revolving loan ($21,665 par, due 9/2019)	9/29/2015	L + 9.50%	11.06% (incl. 5.00% PIK)	21,665	17,007	1.8%
					44,079	34,603	3.6%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($63,321 par, due 10/2020)	10/31/2014	L + 6.50%	8.25%	62,899	64,904	6.7%
Riskonnect, Inc. (3)	First-lien loan ($42,800 par, due 6/2022)	6/30/2017	L + 7.75%	9.50%	41,920	42,203	4.4%
					104,819	107,107	11.1%
Internet services
Lithium Technologies, LLC (3)	First-lien loan ($50,000 par, due 10/2022)	10/3/2017	L + 8.00%	9.39%	48,840	48,927	5.0%
Manufacturing
Industrial Physics, LLC (3)	First-lien loan ($9,975 par, due 10/2022)	10/23/2017	L + 7.00%	8.55%	9,686	9,750	1.0%
	First-lien loan (EUR 21,065 par, due 10/2022)	10/23/2017	E + 7.00%	8.00%	24,260	24,915 (EUR 20,749)	2.6%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.00%	8.57%	19,816	20,086	2.1%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.00%	8.57%	1,377	1,404	0.1%
					55,139	56,155	5.8%
Marketing services
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	8/16/2016	L + 9.50%	11.19%	27,428	29,025	3.0%
Vivial Inc.(3)	First-lien loan ($32,463 par, due 9/2022)	9/29/2017	L + 8.00%	9.69%	31,918	31,976	3.3%

					59,346	61,001	6.3%
Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($20,000 par, due 9/2022)	9/12/2017	L + 7.75%	8.99%	19,553	19,600	2.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(6)	First-lien loan ($25,229 par, due 6/2018)	5/3/2017	L + 10.50%	12.07%	25,180	25,229	2.6%
Northern Oil and Gas, Inc. (3)	First-lien loan ($48,750 par, due 11/2022)	11/1/2017	L + 7.75%	9.50%	47,563	47,450	4.9%
Rex Energy Corporation (3)	First-lien loan ($18,950 par, due 4/2021)	4/28/2017	L + 8.75%	10.50%	18,467	20,525	2.1%
					91,210	93,204	9.6%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(8)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,191	33,250	3.4%
Model N, Inc. (3)(4)	First-lien loan ($30,000 par, due 1/2022)	1/5/2017	L + 8.25%	9.88%	29,497	29,925	3.1%
Nektar Therapeutics (4)(5)(8)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,363	76,449	7.9%
					137,051	139,624	14.4%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 4/2021)	9/6/2017	L + 7.75%	9.26%	24,654	24,875	2.6%
American Achievement Corporation (3)(5)	First-lien loan ($23,161 par, due 9/2020)	9/30/2015	L + 8.25%	9.62%	22,964	23,219	2.4%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($15,420 par, due 3/2021)	3/25/2016	L + 7.50%	8.74%	15,165	15,767	1.6%
Eddie Bauer LLC (3)	ABL FILO term loan ($29,250 par, due 6/2019)	3/31/2017	L + 9.25%	10.94%	28,847	29,396	3.0%
Sears (3)(4)(10)	First-lien ABL loan ($17,296 par, due 7/2020)	3/18/2016	L + 7.50%	8.89%	16,962	17,383	1.8%
					108,592	110,640	11.4%

Total Debt Investments					1,624,237	1,642,255	169.4%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(12)(13)	Class A Preferred Units (125,000 units)	6/30/2017			12,500	14,031	1.4%
	Class B Common Units (90,000 units)	6/30/2017			2	4,215	0.4%
					12,502	18,246	1.8%
Chemicals
Vertellus Specialties, Inc. (12)	Common Units (2,672,990 units)	10/31/2016			3,828	3,780	0.4%
Financial services
AvidXchange, Inc. (12)	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	7,481	0.8%
Swift Gift Limited (12)(13)	Common Shares (35,000 shares)	7/31/2017			3,500	5,066	0.5%
TICC Capital Corp. (4)(11)	Common Shares (1,059 shares)	8/5/2015			7	6	0.0%
Triangle Capital Corp. (4)(11)	Common Shares (1,384,570 shares)	11/3/2017			13,428	13,140	1.4%

			20,781	25,693	2.7%
Healthcare
Helix Health, Ltd. (4)(12)	Warrants	9/30/2014	877	1,336 (EUR 1,112)	0.1%
SRS Parent Corp. (12)	Common Shares Class A (1,980 shares)	12/28/2012	1,980	1,094	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012	20	11	0.0%
			2,877	2,441	0.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (6)(12)	Class A Units (5,000,000 units)	9/29/2015	3,896	97	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015	100	48	0.0%
			3,996	145	0.0%
Insurance
Riskonnect, Inc. (12)(13)	Preferred Class A Units (990 units)	6/30/2017	990	990	0.1%
	Common Class B Units (959,018 units)	6/30/2017	10	10	0.0%
			1,000	1,000	0.1%
Oil, gas and consumable fuels
Mississippi Resources, LLC (6)(12)(13)	Class A-1 Member Units (1,000 units)	5/3/2017	8,155	163	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			17,029	163	0.0%
Total Equity and Other Investments			62,013	51,468	5.2%
Total Investments			$1,686,250	$1,693,723	174.6%

	Interest Rate Swaps as of December 31, 2017
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (b)	L	1.16%	10/5/2018	$92,500	$480	$—	$204
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(1,024)	—	(817)
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	292	—	292
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(710)	—	(710)
Cash collateral				—	962	—	—
Total				$355,833	$—	$—	$(1,031)
(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Interest rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$99,782	$93,380
Net change in unrealized gains	11,038	5,694
Net realized losses	(6,035)	(14,211)
Increase in Net Assets Resulting from Operations	104,785	84,863
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	71,813	—
Issuance of convertible notes	1,010	356
Reinvestment of dividends	11,466	7,262
Dividends declared from net investment income	(85,177)	(77,950)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(888)	(70,332)
Total Increase in Net Assets	103,897	14,531
Net assets, beginning of period	969,284	952,212
Net Assets, End of Period	$1,073,181	$966,743
Undistributed Net Investment Income Included in Net Assets at the End of the Period	$73,752	$58,866

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$104,785	$84,863
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized gains on investments	(16,702)	(15,448)
Net change in unrealized (gains) losses on foreign currency transactions	(2,316)	10,359
Net change in unrealized (gains) losses on interest rate swaps	7,980	(605)
Net realized losses on investments	6,496	14,768
Net realized gains on foreign currency transactions	(288)	(339)
Net amortization of discount on investments	(15,226)	(25,568)
Amortization of deferred financing costs	2,944	2,354
Amortization of discount on debt	632	502
Purchases and originations of investments, net	(691,810)	(742,736)
Proceeds from investments, net	17,339	92,526
Repayments on investments	414,713	783,768
Paid-in-kind interest	(4,442)	(5,045)
Changes in operating assets and liabilities:
Interest receivable	(2,294)	1,563
Interest receivable paid-in-kind	(283)	197
Prepaid expenses and other assets	8,632	(11,648)
Management fees payable to affiliate	1,319	(274)
Incentive fees payable to affiliate	1,222	672
Payable to affiliate	371	2,017
Other liabilities	(3,871)	4,601
Net Cash Provided by (Used) in Operating Activities	(170,799)	196,527
Cash Flows from Financing Activities
Borrowings on debt	1,032,897	849,000
Repayments on debt	(850,613)	(968,893)
Deferred financing costs	(6,850)	(3,922)
Proceeds from issuance of common stock, net of offering and underwriting costs	71,813	—
Dividends paid to stockholders	(71,798)	(70,548)
Net Cash Provided by (Used) in Financing Activities	175,449	(194,363)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	4,650	2,164
Cash, cash equivalents, and restricted cash, beginning of period	6,665	5,954
Cash, Cash Equivalents, and Restricted Cash, End of Period	$11,315	$8,118
Supplemental Information:
Interest paid during the period	$27,215	$15,030
Excise taxes paid during the period	$2,500	$2,100
Dividends declared during the period	$85,177	$77,950
Reinvestment of dividends during the period	$11,466	$7,262

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At September 30, 2018, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-12 (“ASU 2017-12”) “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities.” Among other things, the new guidance includes updates to the alignment of risk management activities and financial reporting, risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and other simplifications of hedge accounting guidance. The amendments of ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted in any interim period and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is evaluating whether we will early adopt this new guidance and the impact it will have on our financial position and results of operations.

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-13 (“ASU 2018-13”) “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance modifies the disclosure requirements on fair value measurements in ASC Topic 820, by eliminating, amending, and adding certain disclosure requirements. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any period for which financial statements have not yet been issued or have not yet been made available for issuance. The Company is currently evaluating the impact, if any, of adopting this ASU on our financial statements.

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

In February 2017, the Board of Directors of the Company and the Adviser entered into an amended and restated administration agreement (the “Administration Agreement”) reflecting certain clarifications to the agreement to provide greater detail regarding the scope of the reimbursable costs and expenses of the Administrator’s services.

In November 2018, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2019, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three and nine months ended September 30, 2018, the Company incurred expenses of $1.1 million and $2.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2017 the Company incurred expenses of $1.0 million and $3.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2018, Management Fees (gross of waivers) were $7.5 million and $21.5 million, respectively. For the three and nine months ended September 30, 2017, Management Fees (gross of waivers) were $6.0 million and $18.0 million, respectively.

The Adviser has voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in Triangle Capital Corp. (the “TCAP Shares”) for any period in which Triangle Capital Corp. remains a portfolio company. As of June 30, 2018 the Company had fully exited its position in the TCAP Shares.

For the nine months ended September 30, 2018, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to the Company’s ownership of the TCAP Shares. The Adviser did not waive any Management Fees for the three months ended September 30, 2018. The Adviser did not waive any Management Fees for the three or nine months ended September 30, 2017.

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

For the three and nine months ended September 30, 2018, Incentive Fees (gross of waivers) were $6.9 million and $21.2 million, respectively, all of which were realized and payable to the Adviser. For the three and nine months ended September 30, 2017 Incentive Fees (gross of waivers) were $6.6 million and $19.8 million, respectively, all of which were realized and payable to the Adviser.

The Adviser has voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of its ownership of the TCAP Shares for any period in which Triangle Capital Corp. remains a portfolio company. The Adviser has not waived any part of the Capital Gains Fee attributable to the Company’s ownership of the TCAP Shares and, accordingly, any realized capital gains or losses and unrealized capital losses with respect to the TCAP Shares will be applied against the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

For the nine months ended September 30, 2018, Incentive Fees of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TCAP Shares. The Adviser did not waive any Incentive Fees for the three months ended September 30, 2018. The Adviser did not waive any Incentive Fees for the three and nine months ended September 30, 2017.

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

In November 2018, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2019, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,830,992	$1,855,320	$24,328
Second-lien debt investments	62,962	62,962	—
Mezzanine debt investments	2,500	2,500	—
Equity and other investments	61,301	61,149	(152)
Total Investments	$1,957,755	$1,981,931	$24,176

	December 31, 2017
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,561,275	$1,581,355	$20,080
Second-lien debt investments	62,962	60,900	(2,062)
Mezzanine debt investments	—	—	—
Equity and other investments	62,013	51,468	(10,545)
Total Investments	$1,686,250	$1,693,723	$7,473

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Automotive	—	1.8%
Beverage, food and tobacco	3.9%	4.5%
Business services	19.5%	11.2%
Chemicals	0.6%	0.7%
Communications	—	6.7%
Education	8.1%	8.8%
Financial services	15.6%	14.0%
Healthcare	8.4%	12.6%
Hotel, gaming, and leisure	1.8%	2.1%
Human resource support services	2.7%	—
Insurance	5.4%	6.4%
Internet services	4.4%	2.9%
Manufacturing	2.9%	3.3%
Marketing services	5.6%	3.6%
Office products	1.0%	1.2%
Oil, gas and consumable fuels	4.9%	5.5%
Pharmaceuticals	5.6%	8.2%
Retail and consumer products	5.4%	6.5%
Transportation	4.2%	—
Total	100.0%	100.0%

The geographic composition of Investments at fair value at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
United States
Midwest	16.4%	10.0%
Northeast	23.4%	22.9%
South	17.1%	21.6%
West	38.8%	40.6%
Canada	2.5%	2.0%
Europe	—	2.9%
Australia	1.8%	—
Total	100.0%	100.0%

5. Derivatives

Interest Rate Swaps

In January 2015, in connection with its 2019 Convertible Notes, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the three-month LIBOR plus 2.86%. The swap transactions mature on December 15, 2019.

In November 2015, in connection with a fixed rate investment, the Company entered into two interest rate swap transactions, each with a $46.3 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 1.16%. The swap transactions mature on October 5, 2018. In October 2018, upon maturity of the original swap transactions, the Company entered into an interest rate swap transaction with a $91.5 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 2.66%. The swap transaction matures on June 27, 2019.

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

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Maturity Date	Notional Amount	Gross Amount of Recognized Asset (Liability)	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	$92,500	$228	$(228)	$—
Interest rate swap	12/15/2019	115,000	(1,691)	1,691	—
Interest rate swap	1/10/2020	33,333	503	(503)	—
Interest rate swap	8/1/2022	115,000	(4,029)	4,029	—
Interest rate swap	8/1/2022	50,000	(313)	313	—
Interest rate swap	8/1/2022	7,500	(50)	50	—
Interest rate swap	1/22/2023	150,000	(3,590)	3,590	—
Total		$563,333	$(8,942)	$8,942	$—

	December 31, 2017
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	$92,500	$480	$(480)	$—
Interest rate swap	12/15/2019	115,000	(1,024)	1,024	—
Interest rate swap	1/10/2020	33,333	292	(292)	—
Interest rate swap	8/1/2022	115,000	(710)	710	—
Total		$355,833	$(962)	$962	$—

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three and nine months ended September 30, 2018 and 2017:

			For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	10/5/2018	$92,500	$(272)	$549	$277	$(816)	$1,268	$452
Interest rate swap	12/15/2019	115,000	(1,562)	1,294	(268)	(4,305)	3,881	(424)
Interest rate swap	1/10/2020	33,333	(698)	783	85	(2,094)	2,217	123
Interest rate swap	8/1/2022	115,000	(1,368)	1,294	(74)	(3,911)	3,881	(30)
Interest rate swap	8/1/2022	50,000	(496)	562	66	(546)	625	79
Interest rate swap	8/1/2022	7,500	(74)	84	10	(74)	84	10
Interest rate swap	1/22/2023	150,000	(1,641)	1,687	46	(4,292)	4,631	339
Total		$563,333	$(6,111)	$6,253	$142	$(16,038)	$16,587	$549

			For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	10/5/2018	$92,500	$(272)	$271	$(1)	$(811)	$710	$(101)
Interest rate swap	12/15/2019	115,000	(1,207)	1,294	87	(3,479)	3,881	402
Interest rate swap	1/10/2020	33,333	(698)	673	(25)	(1,900)	1,780	(120)
Interest rate swap	8/1/2022	115,000	(1,041)	2,588	1,547	(2,009)	2,588	579
Total		$355,833	$(3,218)	$4,826	$1,608	$(8,199)	$8,959	$760

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

For the three and nine months ended September 30, 2018, the Company recognized $2.0 million and $8.0 million of net change in unrealized depreciation, respectively, on interest rate swaps in the consolidated statement of operations related to the swap transactions. For the three and nine months ended September 30, 2017 the Company recognized $1.7 million of unrealized depreciation and $0.6 million of unrealized appreciation, respectively, on interest rate swaps in the consolidated statement of operations related to the swap transactions.

As of September 30, 2018 and December 31, 2017, the swap transactions had a fair value of $(8.9) million and $(1.0) million, respectively, which is netted against restricted cash collateral on the Company’s consolidated balance sheet.

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

As of September 30, 2018, $15.6 million of cash is pledged as collateral under the Company’s derivative instruments and $6.7 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $4.1 million of cash collateral posted as of December 31, 2017, of which $3.2 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2018 and December 31, 2017:

	Fair Value Hierarchy at September 30, 2018
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,440	$1,837,880	$1,855,320
Second-lien debt investments	—	—	62,962	62,962
Mezzanine debt investments	—	—	2,500	2,500
Equity and other investments	5,208	—	55,941	61,149
Total investments at fair value	$5,208	$17,440	$1,959,283	$1,981,931
Interest rate swaps	—	(8,942)	—	(8,942)
Total	$5,208	$8,498	$1,959,283	$1,972,989

	Fair Value Hierarchy at December 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,383	$1,563,972	$1,581,355
Second-lien debt investments	—	—	60,900	60,900
Mezzanine debt investments	—	—	—	—
Equity and other investments	13,146	—	38,322	51,468
Total investments at fair value	$13,146	$17,383	$1,663,194	$1,693,723
Interest rate swaps	—	(962)	—	(962)
Total	$13,146	$16,421	$1,663,194	$1,692,761

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2018:

	As of and for the Three Months Ended
	September 30, 2018
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,816,185	$61,331	$—	$56,016	$1,933,532
Purchases or originations	133,530	—	2,500	2,821	138,851
Repayments / redemptions	(125,095)	—	—	—	(125,095)
Paid-in-kind interest	1,864	—	—	—	1,864
Net change in unrealized gains (losses)	8,599	1,631	—	(2,896)	7,334
Net realized losses	(1,442)	—	—	—	(1,442)
Net amortization of discount on securities	4,239	—	—	—	4,239
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,837,880	$62,962	$2,500	$55,941	$1,959,283

	As of and for the Nine Months Ended
	September 30, 2018
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,563,972	$60,900	$—	$38,322	$1,663,194
Purchases or originations	677,928	—	2,500	9,432	689,860
Repayments / redemptions	(414,713)	—	—	(1,379)	(416,092)
Paid-in-kind interest	4,442	—	—	—	4,442
Net change in unrealized gains	4,281	2,062	—	6,852	13,195
Net realized gains (losses)	(10,955)	—	—	503	(10,452)
Net amortization of discount on securities	15,136	—	—	—	15,136
Transfers within Level 3	(2,211)	—	—	2,211	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,837,880	$62,962	$2,500	$55,941	$1,959,283
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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2018 and 2017:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2018 on	September 30, 2017 on
	Investments Held at	Investments Held at
	September 30, 2018	September 30, 2017
First-lien debt investments	$10,649	$6,284
Second-lien debt investments	1,631	—
Mezzanine debt investments	—	—
Equity and other investments	(2,895)	(2,629)
Total	$9,385	$3,655

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2018 on	September 30, 2017 on
	Investments Held at	Investments Held at
	September 30, 2018	September 30, 2017
First-lien debt investments	$16,463	$12,660
Second-lien debt investments	2,062	(2,062)
Mezzanine debt investments	—	—
Equity and other investments	7,311	(6,164)
Total	$25,836	$4,434

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2018
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,837,880	Income approach (1)	Market yield	5.0% — 14.5% (10.4%)	Decrease
Second-lien debt investments	62,962	Income approach	Market yield	12.1% — 14.5% (12.2%)	Decrease
Mezzanine debt investments	2,500	Income approach (2)	Market yield	8.0% — 8.0% (8.0%)	Decrease
Equity and other investments	55,941	Market Multiple (3)	Comparable multiple	4.5x — 13.2x (9.4x)	Increase
Total	$1,959,283

(1)

Includes $35.4 million of first-lien debt investments which were valued using an enterprise valuation waterfall and $2.2 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

(2)	Includes $2.5 million of mezzanine debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments
(3)

Includes $8.3 million of equity investments which were valued using a weighted valuation approach and $2.2 million of equity investments which due to the proximity of the transactions relative to the measurement date were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2018, approximates its carrying value as the outstanding balance is callable at carrying value. The fair value of the Company’s Convertible Notes (consisting of the 2019 Convertible Notes and the 2022 Convertible Notes) and 2023 Notes, which are categorized as Level 2 within the fair value hierarchy, as of September 30, 2018, was $436.4 million, based on broker quotes received by the Company.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, as of September 30, 2018 the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2018 and December 31, 2017, the Company’s asset coverage was 220.2% and 235.5%, respectively.

Debt obligations consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$940,000	$457,323	$482,677	$448,898
2019 Convertible Notes	115,000	115,000	—	113,246
2022 Convertible Notes	172,500	172,500	—	167,959
2023 Notes	150,000	150,000	—	147,298
Total Debt	$1,377,500	$894,823	$482,677	$877,401

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Company’s Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs of $8.4 million, $4.6 million and $2.7 million, respectively.

	December 31, 2017
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$975,000	$486,808	$488,192	$479,724
2019 Convertible Notes	115,000	115,000	—	112,182
2022 Convertible Notes	115,000	115,000	—	111,522
Total Debt	$1,205,000	$716,808	$488,192	$703,428

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Company’s Revolving Credit Facility and Convertible Notes are presented net of deferred financing costs of $7.1 million and $4.7 million, respectively.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$10,097	$5,576	$27,435	$16,599
Commitment fees	396	571	1,199	1,543
Amortization of deferred financing costs	1,075	813	2,945	2,354
Accretion of original issue discount	218	172	632	502
Swap settlement (1)	220	(1,634)	26	(981)
Total Interest Expense	$12,006	$5,498	$32,237	$20,017
Average debt outstanding (in millions)	$968.2	$594.7	$911.8	$628.8
Weighted average interest rate	4.26%	2.65%	4.02%	3.31%
Average 1-month LIBOR rate	2.11%	1.23%	1.91%	1.04%

(1)	Includes the settlement of the interest rate swaps related to the Company’s Convertible Notes, and 2023 Notes.

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of September 30, 2018, aggregate commitments under the facility were $940 million. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.25 billion.

The revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, ends February 18, 2022 and the stated maturity date is February 17, 2023.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2018, the Company had outstanding debt denominated in Australian Dollars (AUD) of 48.6 million, Euro (EUR) of 20.9 million, and Canadian Dollars (CAD) of 64.8 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2018 and December 31, 2017, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

2019 Convertible Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible notes due December 2019 (the “2019 Convertible Notes”). The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of September 30, 2018, the estimated adjusted conversion price was approximately $25.14 per share of the Company’s common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%. See Note 5 for further information related to the Company’s interest rate swaps.

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

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible  Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible  Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of September 30, 2018, the estimated adjusted conversion price was approximately $20.96 per share of the Company’s common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$3,234	$2,587	$8,479	$7,331
Accretion of original issue discount	216	172	626	502
Amortization of deferred financing costs	435	370	1,169	1,039
Total Interest Expense	$3,885	$3,129	$10,274	$8,872

Total interest expense in the table above does not include the effect of the interest rate swaps related to the Convertible Notes. During the three and nine months ended September 30, 2018, the Company received $3.2 million and $8.5 million, respectively, and paid $3.5 million and $8.8 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Notes. During the three and nine months ended September 30, 2017, the Company received $3.9 million and $6.5 million, respectively, and paid $2.2 million and $5.5 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Notes. These net amounts are included in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2018, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of September 30, 2018 and December 31, 2017, the components of the carrying value of the Convertible Notes and the stated interest rate were as follows:

	September 30, 2018
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$172,500
Original issue discount, net of accretion	(821)	(885)
Deferred financing costs	(933)	(3,656)
Carrying value of debt	$113,246	$167,959
Stated interest rate	4.50%	4.50%

	December 31, 2017
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$115,000
Original issue discount, net of accretion	(1,308)	(302)
Deferred financing costs	(1,510)	(3,176)
Carrying value of debt	$112,182	$111,522
Stated interest rate	4.50%	4.50%

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

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of September 30, 2018, the Company was in compliance with the terms of each of the indentures governing the Convertible Notes.

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

For the three and nine months ended September 30, 2018, the components of interest expense related to the 2023 Notes were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Interest expense	$1,688	$4,669
Accretion of original issue discount	2	6
Amortization of deferred financing costs	156	424
Total Interest Expense	$1,846	$5,099

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes. During the three and nine months ended September 30, 2018, the Company received $1.7 million and $4.6 million, respectively, and paid $1.6 million and $4.3 million, respectively, related to the settlements of its interest rate swaps related to the Notes. These net amounts are included in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2018, the components of the carrying value of the 2023 Notes and the stated interest rate were as follows:

2023 Notes
Principal amount of debt	$150,000
Original issue discount, net of accretion	(40)
Deferred financing costs	(2,662)
Carrying value of debt	$147,298
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2023 Notes is three month LIBOR plus 1.99%.

As of September 30, 2018 and December 31, 2017, the Company was in compliance with the terms of its debt obligations.

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

As of September 30, 2018 and December 31, 2017, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2018	December 31, 2017
AppStar Financial, LLC - Revolver	$2,000	$2,000
Bazaarvoice, Inc. - Revolver	3,000	—
Caris Life Sciences, Inc. - Delayed Draw	2,500	—
ClearCompany, LLC - Delayed Draw	3,000	—
Ferrellgas, L.P. - Revolver	30,000	—
Frontline Technologies Group, LLC - Delayed Draw	9,377	9,377
G Treasury SS, LLC - Delayed Draw	5,000	—
G Treasury SS, LLC - Revolver	2,000	—
Government Brands, LLC - Revolver	5,000	—
Helix Health, Ltd. - Revolver	—	4,443
Illuminate Education, Inc. - Revolver	—	5,000
Industrial Physics, LLC - Revolver	3,650	5,000
Integration Appliance, Inc. - Revolver	2,619	—
IRGSE Holding Corp. - Revolver	38	335
Leaf US Holdings, Inc. - Revolver	—	2,000
Lithium Technologies, LLC - Revolver	3,659	3,659
Marketo, Inc. - Revolver	—	1,875
Motus, LLC - Revolver	5,619	—
Northern Oil and Gas, Inc. - Delayed Draw	6,500	16,250
PageUp People Limited - Delayed Draw	2,171	—
PayLease, LLC - Revolver	3,333	3,333
PaySimple, Inc. - Revolver	—	5,000
Rex Energy Corporation DIP - Delayed Draw	—	11,050
Riskonnect, Inc. - Revolver	5,000	5,000
ScentAir Technologies, Inc. - Revolver	750	750
Sovos Compliance, LLC - Delayed Draw	545	3,030
Sovos Compliance, LLC - Revolver	1,657	1,657
Total Portfolio Company Commitments	$97,418	$79,759

Other Commitments and Contingencies

As of September 30, 2018 and December 31, 2017, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2018 and December 31, 2017, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2018 and 2017. All shares issued to stockholders in the tables below are newly issued shares.

	Nine Months Ended
	September 30, 2018
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2017	Base	December 15, 2017	January 12, 2018	153,295
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	16,455
February 21, 2018	Base	March 15, 2018	April 13, 2018	198,296
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	33,055
May 3, 2018	Base	June 15, 2018	July 13, 2018	206,556
August 1, 2018	Supplemental	August 31, 2018	September 28, 2018	41,169
Total Shares Issued				648,826

	Nine Months Ended
	September 30, 2017
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2016	Base	December 31, 2016	February 1, 2017	122,836
February 22, 2017	Base	April 7, 2017 (2)	May 1, 2017	109,847
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	11,786
May 3, 2017	Base	June 15, 2017	July 14, 2017	112,166
August 2, 2017	Supplemental	August 31, 2017	September 29, 2017	26,515
Total Shares Issued				383,150

(1)	See Note 11 for further information on base and supplemental dividends.
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

During the three and nine months ended September 30, 2018 and 2017, no shares were repurchased under the Company 10b5-1 Plan.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Increase in net assets resulting from operations	$37,380	$24,759	$104,785	$84,863
Weighted average shares of common stock outstanding—basic and diluted	65,101,482	60,057,567	63,582,506	59,923,323
Earnings per common share—basic and diluted	$0.57	$0.41	$1.65	$1.42

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2018 was less than the conversion price for the Convertible Notes outstanding as of September 30, 2018. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. Following the completion of the quarter ended March 31, 2017, the Company introduced a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	$0.03
February 21, 2018	Base	March 15, 2018	April 13, 2018	0.39
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	0.06
May 3, 2018	Base	June 15, 2018	July 13, 2018	0.39
August 1, 2018	Supplemental	August 31, 2018	September 28, 2018	0.08
August 1, 2018	Base	September 14, 2018	October 15, 2018	0.39
Total Dividends Declared				$1.34

	Nine Months Ended
	September 30, 2017
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 22, 2017	Base	April 7, 2017 (1)	April 28, 2017	$0.39
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	0.04
May 3, 2017	Base	June 15, 2017	July 14, 2017	0.39
August 2, 2017	Supplemental	August 31, 2017	September 29, 2017	0.09
August 2, 2017	Base	September 15, 2017	October 13, 2017	0.39
Total Dividends Declared				$1.30

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

The dividends declared during the three and nine months ended September 30, 2018 and 2017 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2018 and 2017.

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Per Share Data (7)
Net asset value, beginning of period	$16.09	$15.95

Net investment income (1)	1.57	1.56
Net realized and unrealized gain (loss) (1)	0.08	(0.14)
Total from operations	1.65	1.42
Issuance of common stock, net of offering costs (2)	0.08	0.02
Dividends declared from net investment income (2)	(1.34)	(1.30)
Total increase in net assets	0.39	0.14
Net Asset Value, End of Period	$16.47	$16.09
Per share market value at end of period	$20.39	$20.96
Total return based on market value (3)	9.75%	19.16%
Total return based on net asset value (4)	10.69%	9.05%
Shares Outstanding, End of Period	65,168,251	60,099,355
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	11.82%	8.89%
Ratio of net investment income to average net assets	12.46%	12.86%
Portfolio turnover	30.56%	61.07%
Net assets, end of period	$1,073,181	$966,743

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.

(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of TCAP shares. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 11.84% for the nine months ended September 30, 2018. The Adviser did not waive any Management Fees or Incentive Fees for the nine months ended September 30, 2017.

(7)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2018, except as disclosed below.

On October 8, 2018, the Company’s stockholders approved the application of the minimum asset coverage ratio of 150% to the Company, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As a result and subject to certain additional disclosure requirements, the Company’s minimum asset coverage ratio was reduced from 200% to 150% for purposes of the 1940 Act leverage limitation as of October 9, 2018. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, the Company is permitted to potentially increase our debt-to-equity ratio from a maximum of 1:1 to a maximum of 2:1.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity). Pursuant to the waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters.

On November 5 2018, the Company amended the Revolving Credit Facility to, among other things:

•	reduce the asset coverage ratio financial covenant from a 2 to 1 test to a 1.5 to 1 test;
•	reset the date for the stockholders’ equity covenant to determine net proceeds of the sale of equity interests from after February 20, 2018 to after November 5, 2018; and
•	add two new additional financial covenants that require the Company to:
o

maintain a minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors plus unsecured senior securities of the Company and its subsidiary guarantors that mature within 90 days of the date of determination (the “Obligor Asset Coverage Ratio”); and

o

maintain minimum consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries), less total secured debt of the Company and the subsidiary guarantors, of at least $350 million at the last day of any fiscal quarter.

The amendment also established certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio. Size, pricing and other significant terms in the Revolving Credit Facility remain unchanged.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2018, we have originated approximately $9.2 billion aggregate principal amount of investments and retained approximately $5.1 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2018, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 86.3% of our total investments based on fair value, had weighted average annual revenue of $138.7 million and weighted average annual EBITDA of $37.5 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2018, the largest single investment based on fair value represented 4.2% of our total investment portfolio.

As of September 30, 2018, the average investment size in each of our portfolio companies was approximately $40.4 million based on fair value.

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

As of September 30, 2018, the largest industry represented 19.5% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2018, approximately 96.8% of our portfolio was invested in secured debt, including 93.6% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2018, the weighted average term on new investment commitments in new portfolio companies was 5.0 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2018, we had call protection on 86.5% of our debt investments based on fair value, with weighted average call prices of 106.1% for the first year, 103.0% for the second year and 101.3% for the third year, in each case from the date of the initial investment. As of September 30, 2018, 99.8% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 94.2% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP, with approximately $25 billion of assets under management as of June 30, 2018, is TPG’s special situations and credit platform and encompasses TPG Specialty Lending, TPG Opportunities Partners and TSSP Adjacent Opportunities Partners, which invest in special situations and distressed investments across the credit cycle, TSL Europe, which is aimed at European middle-market loan originations, and TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 200 investment and operating professionals. As of September 30, 2018, thirty-two (32) of these personnel are dedicated to our business, including twenty five (25) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2018, 99.8% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 94.2% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the nine months ended September 30, 2018, 2.5% of our total investment income was comprised of PIK interest.

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

Leverage

While as a BDC the amount of leverage that we are permitted to use is limited in significant respects, we use leverage to increase our ability to make investments. The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions, however, under the 1940 Act, our total borrowings are limited so that our asset coverage ratio cannot fall below 150% immediately after any borrowing, as defined in the 1940 Act. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities from time to time.

On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As a result and subject to certain additional disclosure requirements, our minimum asset coverage ratio was reduced from 200% to 150% for purposes of the 1940 Act leverage limitation as of October 9, 2018. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to potentially increase our debt-to-equity ratio from a maximum of 1:1 to a maximum of 2:1.

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

Portfolio and Investment Activity

As of September 30, 2018, our portfolio based on fair value consisted of 93.6% first-lien debt investments, 3.2% second-lien debt investments, 0.1% mezzanine debt investments, and 3.1% equity and other investments. As of December 31, 2017, our portfolio based on fair value consisted of 93.4% first-lien debt investments, 3.6% second-lien debt investments, and 3.0% equity and other investments.

As of September 30, 2018 and December 31, 2017, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.1% and 10.7%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.3% and 10.8%, respectively.

As of September 30, 2018 and December 31, 2017, we had investments in 49 and 45 portfolio companies, respectively, with an aggregate fair value of $1,981.9 million and $1,693.7 million, respectively.

For the three months ended September 30, 2018, we made new investment commitments of $142.1 million in four new portfolio companies and two existing portfolio companies. For this period, we had $118.8 million aggregate principal amount in exits and repayments.

For the three months ended September 30, 2017, we made new investment commitments of $359.0 million in seven new portfolio companies and five existing portfolio companies. For this period, we had $330.9 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended September 30, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2018	September 30, 2017
New investment commitments:
Gross originations	$317.1	$501.2
Less: Syndications/sell downs	175.0	142.2
Total new investment commitments	$142.1	$359.0
Principal amount of investments funded:
First-lien	$128.9	$325.4
Second-lien	—	—
Mezzanine	2.5	—
Equity and other	2.6	3.5
Total	$134.0	$328.9
Principal amount of investments sold or repaid:
First-lien	$118.8	$330.1
Second-lien	—	—
Mezzanine	—	—
Equity and other	—	0.8
Total	$118.8	$330.9
Number of new investment commitments in new portfolio companies	4	7
Average new investment commitment amount in new portfolio companies	$33.7	$40.9
Weighted average term for new investment commitments in new portfolio companies (in years)	5.0	5.0
Percentage of new debt investment commitments at floating rates	95.0%	100.0%
Percentage of new debt investment commitments at fixed rates	5.0%	—
Weighted average interest rate of new investment commitments	9.8%	9.2%
Weighted average spread over LIBOR of new floating rate investment commitments	7.8%	7.9%
Weighted average interest rate on investments sold or paid down	11.4%	9.2%

As of September 30, 2018 and December 31, 2017, our investments consisted of the following:

	September 30, 2018		December 31, 2017
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,855.3	$1,831.0	$1,581.3	$1,561.3
Second-lien debt investments	63.0	63.0	60.9	63.0
Mezzanine debt investments	2.5	2.5	—	—
Equity and other investments	61.1	61.3	51.5	62.0
Total	$1,981.9	$1,957.8	$1,693.7	$1,686.3

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,981.9	100.0%	$1,693.7	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,981.9	100.0%	$1,693.7	100.0%

	September 30, 2018		December 31, 2017
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,957.8	100.0%	$1,686.3	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,957.8	100.0%	$1,686.3	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Weighted average total yield of debt and income producing securities (1)	11.1%	10.7%
Weighted average interest rate of debt and income producing securities	10.8%	10.2%
Weighted average spread over LIBOR of all floating rate investments (2)	8.6%	8.8%

(1)	Weighted average total portfolio yield at fair value was 10.8% at September 30, 2018 and 10.5% at December 31, 2017.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2018 and December 31, 2017. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2018		December 31, 2017
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,675.1	84.5%	$1,382.7	81.6%
2	245.6	12.4	250.9	14.8
3	61.2	3.1	60.1	3.6
4	—	—	—	—
5	—	—	—	—
Total	$1,981.9	100.0%	$1,693.7	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Total investment income	$63.0	$52.3	$187.2	$162.1
Less: Net expenses	30.1	20.7	85.0	66.4
Net investment income before income taxes	32.9	31.6	102.2	95.7
Less: Income taxes, including excise taxes	0.6	0.7	2.4	2.3
Net investment income	32.3	30.9	99.8	93.4
Net realized gains (losses) (1)	0.3	2.5	(6.0)	(14.2)
Net change in unrealized gains (losses) (1)	4.8	(8.6)	11.0	5.7
Net increase in net assets resulting from operations	$37.4	$24.8	$104.8	$84.9

(1)	Includes foreign exchange hedging activity.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Interest from investments	$61.8	$48.7	$176.6	$153.9
Dividend income	0.0	0.0	0.2	0.0
Other income	1.2	3.6	10.4	8.2
Total investment income	$63.0	$52.3	$187.2	$162.1

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $48.7 million for the three months ended September 30, 2017 to $61.8 million for the three months ended September 30, 2018.  The average size of our investment portfolio increased from $1.6 billion for the three months ended September 30, 2017 to $2.0 billion for the three months ended September 30, 2018. Accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $5.0 million for the three months ended September 30, 2017 to $1.7 million for the three months ended September 30, 2018. Prepayment fees increased from $1.8 million for the three months ended September 30, 2017 to $3.5 million for the three months ended September 30, 2018. During the three months ended September 30, 2017 accelerated amortization and prepayment fees primarily resulted from full paydowns on nine portfolio investments and earning prepayment fees on two portfolio investments. During the three months ended September 30, 2018 accelerated amortization and prepayment fees primarily resulted from full paydowns on three portfolio investments and earning prepayment fees on one portfolio investment. Dividend income remained flat at less than $0.1 million for both the three months ended September 30, 2017 and 2018. Other income decreased from $3.6 million for the three months ended September 30, 2017 to $1.2 million for the three months ended September 30, 2018, primarily due to higher syndication, amendment, and agency fees during the third quarter of 2017 compared to the same period in 2018.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $153.9 million for the nine months ended September 30, 2017 to $176.6 million for the nine months ended September 30, 2018. The average size of our investment portfolio increased from $1.6 billion for the nine months ended September 30, 2017 to $1.9 billion for nine months ended September 30, 2018. In addition, accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $19.0 million for the nine months ended September 30, 2017 to $7.8 million for the nine months ended September 30, 2018; and prepayment fees decreased from $11.5 million for the nine months ended September 30, 2017 to $10.3 million for the nine months ended September 30, 2018. The accelerated amortization and prepayment fees primarily resulted from full paydowns on nineteen portfolio investments; partial paydowns on six portfolio investments and earning prepayment fees on ten portfolio investments during the nine months ended September 30, 2017 and full paydowns on nine portfolio investments, a partial paydown on one portfolio investment, a partial realization on one portfolio investment, and earning prepayment fees on nine portfolio investments during the nine months ended September 30, 2018. The decrease in paydowns during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily the result of movement in credit spreads. Other income increased from $8.2 million for the nine months ended September 30, 2017 to $10.4 million for the nine months ended September 30, 2018, primarily due to higher syndication, amendment, commitment and agency fees earned during the first three quarters of 2018.

Expenses

Operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Interest	$12.0	$5.5	$32.2	$20.0
Management fees (net of waivers)	7.5	6.0	21.5	18.0
Incentive fees related to pre-incentive fee net investment income (net of waivers)	6.9	6.5	21.2	19.8
Incentive fees related to realized/unrealized capital gains	—	—	—	—
Professional fees	2.1	1.2	5.8	4.3
Directors fees	0.1	0.1	0.3	0.3
Other general and administrative	1.5	1.4	4.0	4.0
Net Expenses	$30.1	$20.7	$85.0	$66.4

Interest

Interest expense, including other debt financing expenses, increased from $5.5 million for the three months ended September 30, 2017 to $12.0 million for the three months ended September 30, 2018. This increase was primarily due to an increase in LIBOR and a larger outstanding debt balance during the three months ended September 30, 2018. The average interest rate on our debt outstanding was 2.7% for the three months ended September 30, 2017 and 4.3% for the three months ended September 30, 2018.

Interest expense, including other debt financing expenses, increased from $20.0 million for the nine months ended September 30, 2017 to $32.2 million for the nine months ended September 30, 2018. This increase was primarily due to a larger outstanding debt balance during the nine months ended September 30, 2018 and an increase in the average interest rate on our debt outstanding from 3.3% for the nine months ended September 30, 2017 to 4.0% for the nine months ended September 30, 2018 following issuance of the 2023 Notes, the additional issuance of the 2022 Convertible Notes and an increase in LIBOR.

Management Fees

Management Fees increased from $6.0 million for the three months ended September 30, 2017 to $7.5 million for the three months ended September 30, 2018 due to an increase in assets for the three months ended September 30, 2018 compared to the same period in 2017. The Adviser did not waive any Management Fees for the three months ended September 30, 2017 or for the three months ended September 30, 2018.

Management Fees (net of waivers) increased from $18.0 million for the nine months ended September 30, 2017 to $21.5 million for the nine months ended September 30, 2018. Management Fees (gross of waivers) increased from $18.0 million for the nine months ended September 30, 2017 to $21.5 million for the nine months ended September 30, 2018 due to an increase in total assets compared to the same period in 2017. Management Fees waived were less than $0.1 million for the nine months ended September 30, 2018, consisting solely of Management Fees attributable to our ownership of shares of common stock in the TCAP Shares. The Adviser did not waive any Management Fees for the nine months ended September 30, 2017.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $6.5 million for the three months ended September 30, 2017 to $6.9 million for the three months ended September 30, 2018. This increase resulted from an increase in pre-incentive fee net investment income resulting from our larger investment portfolio for the three months ended September 30, 2018. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended September 30, 2017 and 2018. There were no Incentive Fees related to capital gains and losses for each of the three months ended September 30, 2018 and 2017 due to cumulative realized losses on our investments.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $19.8 million for the nine months ended September 30, 2017 to $21.2 million for the nine months ended September 30, 2018. This increase resulted from an increase in pre-incentive fee net investment income resulting from our larger investment portfolio nine months ended September 30, 2018. For the nine months ended September 30, 2018, Incentive Fees related to pre-Incentive Fee net investment income of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the nine months ended September 30, 2017. There were no Incentive Fees related to capital gains and losses for the nine months ended September 30, 2018 and 2017 due to cumulative realized losses on our investments.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.2 million for the three months ended September 30, 2017 to $2.1 million for the three months ended September 30, 2018. Other general and administrative fees increased from $1.4 million for the three months ended September 30, 2017 to $1.5 million for the three months ended September 30, 2018.

Professional fees increased from $4.3 million for the nine months ended September 30, 2017 to $5.8 million for the nine months ended September 30, 2018 primarily due to the recognition of remaining non-recurring expenses associated with the initial shelf registration statement that were previously recorded as deferred financing costs and costs associated with shareholder meetings. Other general and administrative fees remained flat at $4.0 million for the nine months ended September 30, 2017 and 2018.

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

For the three and nine months ended September 30, 2018, we recorded a net expense of $0.7 million and $2.4 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2017 we recorded a net expense of $0.7 million and $2.3 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Net realized losses on investments	$0.0	$2.4	$(6.5)	$(14.8)
Net realized gains (losses) on foreign currency transactions	0.0	(0.0)	0.2	0.2
Net realized gains (losses) on foreign currency investments	(1.4)	(0.0)	(1.4)	(4.8)
Net realized gains (losses) on foreign currency borrowings	1.7	0.1	1.7	5.2
Net realized Gains (Losses)	$0.3	$2.5	$(6.0)	$(14.2)

Change in unrealized gains on investments	$16.8	$11.0	$50.2	$59.4
Change in unrealized losses on investments	(8.4)	(16.2)	(33.5)	(44.0)
Net Change in Unrealized Gains (Losses) on Investments	$8.4	$(5.2)	$16.7	$15.4
Unrealized appreciation (depreciation) on foreign currency borrowings	(1.6)	(1.7)	2.3	(10.3)
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	0.0	(0.0)	0.0	0.0
Unrealized appreciation (depreciation) on interest rate swaps	(2.0)	(1.7)	(8.0)	0.6
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(3.6)	$(3.4)	$(5.7)	$(9.7)

Net Change in Unrealized Gains (Losses)	$4.8	$(8.6)	$11.0	$5.7

For the three and nine months ended September 30, 2018 we had net realized gains on investments of less than $0.1 million and net realized losses on investments of $6.5 million, respectively.  For the three and nine months ended September 30, 2018, we had net realized gains of less than $0.1 million and net realized gains of $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For both the three and nine months ended September 30, 2018, we had net realized losses of $1.4 million on foreign currency investments. For both the three and nine months ended September 30, 2018, we had net realized gains of $1.7 million on foreign currency borrowings. The net realized gains on foreign currency borrowings and foreign currency investments for the three and nine months ended September 30, 2018 were a result of a full paydown on one investment and a partial realization on one investment.

For the three months ended September 30, 2018 we had $16.8 million in unrealized gains on 31 portfolio company investments, which was offset by $8.4 million in unrealized losses on 21 portfolio company investments.  For the nine months ended September 30, 2018 we had $50.2 million in unrealized gains on 35 portfolio company investments, which was offset by $33.5 million in unrealized losses on 27 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive credit-related adjustments offset by movement in credit spreads. Unrealized losses primarily resulted from the reversal of prior period unrealized gains and in some instances negative credit-related adjustments.

For the three and nine months ended September 30, 2018, we had unrealized losses on foreign currency borrowings of $1.6 million and unrealized gains on foreign currency borrowings of $2.3 million, respectively, as a result of fluctuations in the EUR, AUD, and CAD exchange rates. For both the three and nine months ended September 30, 2018, we had unrealized gains on foreign currency cash and forward contracts of less than $0.1 million. For the three and nine months ended September 30, 2018, we had unrealized losses on interest rate swaps of $2.0 million and $8.0 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2018, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.8% (based on total capital invested of $3.0 billion and total proceeds from these exited investments of $3.8 billion). Eighty nine percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three and nine months ended September 30, 2018, we incurred $1.6 million of unrealized losses and $2.3 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2018.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2018. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of September 30, 2018, with certain limited exceptions, we were only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, was at least 200%. On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, for purposes of the 1940 Act, with certain limitations, we are currently allowed to borrow amounts such that our asset coverage, as defined by the 1940 Act, is at least 150% after such borrowing. As of September 30, 2018 and December 31, 2017, our asset coverage ratio was 220.2% and 235.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2018, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2018, we had approximately $482.7 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2018, we had $11.3 million in cash and cash equivalents, including $6.7 million of restricted cash, an increase of $4.6 million from December 31, 2017. During the nine months ended September 30, 2018, we used $170.8 million in cash from operating activities, primarily as a result of funding portfolio investments of $691.8 million and other operating activity of $15.8 million, which was offset by repayments and proceeds from investments of $432.0 million and an increase in net assets resulting from operations of $104.8 million. Lastly, cash provided by financing activities was $175.5 million during the period, primarily due to borrowings of $1,032.9 million (including the issuance of $150.0 million principal amount of our 2023 Notes and $57.5 million principal amount of our 2022 Convertible Notes in a reopening), and proceeds from issuance of common stock, net of offering and underwriting costs, of $71.8 million, which was partially offset by repayments on our Revolving Credit Facility of $850.6 million (including $146.9 million net proceeds from our 2023 Notes, $58.1 million net proceeds from the issuance of our 2022 Convertible Notes in a reopening, and $71.8 million net proceeds from our equity offering in March 2018), dividends paid of $71.8 million and deferred financing costs of $6.8 million.

As of September 30, 2018, we had $6.7 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $3.5 million from December 31, 2017.

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

During the nine months ended September 30, 2018 and 2017, we issued 648,826 and 383,150 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $11.5 million and $7.3 million, respectively. On October 15, 2018, we issued 214,573 shares of our common stock through our dividend reinvestment plan for proceeds of $4.0 million, which is not reflected in the number of shares issued for the nine months ended September 30, 2018 in this section or the consolidated financial statements for the three and nine months ended September 30, 2018.

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

For the nine months ended September 30, 2018, no shares were repurchased under the Company 10b5-1 Plan.

Debt

Debt obligations consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$940.0	$457.3	$482.7	$448.9
2019 Convertible Notes	115.0	115.0	—	113.2
2022 Convertible Notes	172.5	172.5	—	168.0
2023 Notes	150.0	150.0	—	147.3
Total Debt	$1,377.5	$894.8	$482.7	$877.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs of $8.4 million, $4.6 million and $2.7 million, respectively.

	December 31, 2017
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$975.0	$486.8	$488.2	$479.7
2019 Convertible Notes	115.0	115.0	—	112.2
2022 Convertible Notes	115.0	115.0	—	111.5
Total Debt	$1,205.0	$716.8	$488.2	$703.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Notes are presented net of deferred financing costs of $7.1 million and $4.7 million, respectively.

As of September 30, 2018 and December 31, 2017, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of September 30, 2018, aggregate commitments under the facility were $940 million. The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $1.25 billion.

The revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, ends February 18, 2022 and the stated maturity date is February 17, 2023.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2018, we had outstanding debt denominated in Australian Dollars (AUD) of 48.6 million, Euro (EUR) of 20.9 million, and Canadian Dollars (CAD) of 64.8 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2018 and December 31, 2017, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

On November 5 2018, we amended the Revolving Credit Facility to, among other things:

•	reduce the asset coverage ratio financial covenant from a 2 to 1 test to a 1.5 to 1 test;
•	reset the date for the stockholders’ equity covenant to determine net proceeds of the sale of equity interests from after February 20, 2018 to after November 5, 2018; and
•	add two new additional financial covenants that require us to:
o

maintain a minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors plus unsecured senior securities of the Company and its subsidiary guarantors that mature within 90 days of the date of determination (the “Obligor Asset Coverage Ratio”); and

o

maintain minimum consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries), less total secured debt of the Company and the subsidiary guarantors, of at least $350 million at the last day of any fiscal quarter.

The amendment also established certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio. Size, pricing and other significant terms in the Revolving Credit Facility remain unchanged.

2019 Convertible Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible notes due December 2019. The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. As of September 30, 2018, the estimated adjusted conversion price was approximately $25.14 per share of common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%.

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

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022. The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of September 30, 2018, the estimated adjusted conversion price was approximately $20.96 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

As of September 30, 2018, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of September 30, 2018, we were in compliance with the terms of each of the indentures governing the Convertible Notes.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporated these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2018 and December 31, 2017, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2018	December 31, 2017
AppStar Financial, LLC - Revolver	$2.0	$2.0
Bazaarvoice, Inc. - Revolver	3.0	—
Caris Life Sciences, Inc. - Delayed Draw	2.5	—
ClearCompany, LLC - Delayed Draw	3.0	—
Ferrellgas, L.P. - Revolver	30.0	—
Frontline Technologies Group, LLC - Delayed Draw	9.4	9.4
G Treasury SS, LLC - Delayed Draw	5.0	—
G Treasury SS, LLC - Revolver	2.0	—
Government Brands, LLC - Revolver	5.0	—
Helix Health, Ltd. - Revolver	—	4.4
Illuminate Education, Inc. - Revolver	—	5.0
Industrial Physics, LLC - Revolver	3.6	5.0
Integration Appliance, Inc. - Revolver	2.6	—
IRGSE Holding Corp. - Revolver	0.0	0.3
Leaf US Holdings, Inc. - Revolver	—	2.0
Lithium Technologies, LLC - Revolver	3.7	3.7
Marketo, Inc. - Revolver	—	1.9
Motus, LLC - Revolver	5.6	—
Northern Oil and Gas, Inc. - Delayed Draw	6.5	16.2
PageUp People Limited - Delayed Draw	2.2	—
PayLease, LLC - Revolver	3.3	3.3
PaySimple, Inc. - Revolver	—	5.0
Rex Energy Corporation DIP - Delayed Draw	—	11.1
Riskonnect, Inc. - Revolver	5.0	5.0
ScentAir Technologies, Inc. - Revolver	0.8	0.8
Sovos Compliance, LLC - Delayed Draw	0.5	3.0
Sovos Compliance, LLC - Revolver	1.7	1.7
Total Portfolio Company Commitments	$97.4	$79.8

Other Commitments and Contingencies

As of September 30, 2018 and December 31, 2017, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2018 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$457.3	$—	$—	$457.3	$—
2019 Convertible Notes	115.0	—	115.0	—	—
2022 Convertible Notes	172.5	—	—	172.5	—
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$894.8	$—	$115.0	$779.8	$—

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

As of September 30, 2018, 99.8% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 94.2% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates and in connection with our Convertible Notes and 2023 Notes, which bear interest at a fixed rate, we entered into fixed-to-floating interest rate swaps in order to continue to align the nature of interest rates of our liabilities with the nature of interest rates of our investment portfolio.

Assuming that our consolidated balance sheet as of September 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$57.5	$26.8	$30.7
Up 200 basis points	$38.4	$17.9	$20.5
Up 100 basis points	$19.1	$8.9	$10.2
Down 25 basis points	$(4.8)	$(2.2)	$(2.6)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on an interest rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

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

Under the 1940 Act, a BDC generally is not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 200%. However, under the SBCAA, which became law in March 2018, BDCs have the ability to elect to become subject to a lower asset coverage requirement of 150%, subject to the receipt of the requisite board or stockholder approvals under the SBCAA and satisfaction of certain other conditions.

On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result and subject to certain additional disclosure requirements, our minimum asset coverage ratio was reduced from 200% to 150% for purposes of the 1940 Act leverage limitation as of October 9, 2018. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to potentially increase our debt-to-equity ratio from a maximum of 1:1 to a maximum of 2:1.

As a result, you may face increased investment risk.

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

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The 1940 Act limits our ability to incur borrowings and issue debt securities and preferred stock, which we refer to as senior securities, requiring that after any borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of September 30, 2018, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

Lastly, the SEC has issued a proposed rule, Rule 18f-4, that if adopted would potentially constrain our ability to use leverage if we have substantial exposure to swaps and other derivatives, or have significant outstanding financial commitments to our portfolio companies.

As of September 30, 2018, we had $894.8 million of outstanding indebtedness, which had an annualized interest cost of 4.26% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our Convertible Notes and 2023 Notes. As of September 30, 2018, the interest rate on the 2019 Convertible Notes, as adjusted to give effect to the interest rate swaps, was three-month London Interbank Offered Rate, or LIBOR, plus 2.86% and the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 1.9%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of September 30, 2018

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-22.3%	-12.9%	-3.6%	5.8%	15.1%

(1) (2)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of September 30, 2018. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2018.

In order to compute the "Corresponding return to stockholder," the "Assumed Return on Our Portfolio" is multiplied by the total value of our assets at September 30, 2018 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.3% by the approximately $894.8 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of September 30, 2018 to determine the "Corresponding return to stockholder."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 5, 2018, the Company entered into a seventh amendment (the “Amendment”) to its second amended and restated senior secured revolving credit agreement among the Company, as borrower, the Lenders party thereto, and SunTrust Bank, as administrative agent (as amended, supplemented or otherwise modified and in effect from time to time, the “Revolving Credit Facility”) to, among other things:

•	reduce the asset coverage ratio financial covenant from a 2 to 1 test to a 1.5 to 1 test;
•	reset the date for the stockholders’ equity covenant to determine net proceeds of the sale of equity interests from after February 20, 2018 to after November 5, 2018; and
•	add two new additional financial covenants that require the Company to:
o

maintain a minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors plus unsecured senior securities of the Company and its subsidiary guarantors that mature within 90 days of the date of determination (the “Obligor Asset Coverage Ratio”); and

o

maintain minimum consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries), less total secured debt of the Company and the subsidiary guarantors, of at least $350 million at the last day of any fiscal quarter.

The Amendment also established certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio. Size, pricing and other significant terms in the Revolving Credit Facility remain unchanged.

The foregoing description is only a summary of certain of the provisions of the Revolving Credit Facility and is qualified in its entirety by the underlying agreement and the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits.

(a)	Exhibits.

10.1

Seventh Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 5, 2018, among the Company, as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent

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

TPG SPECIALTY LENDING, INC.

Date: November 6, 2018	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: November 6, 2018	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer