Form 10-K
period 2018-12-31
TPG Specialty Lending, Inc.
filed 2019-02-20
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2018, based on the closing price on that date of $17.94 on The New York Stock Exchange, was approximately $1,112,495,323. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 19, 2019 was 65,625,635.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2019 annual meeting of stockholders are incorporated by reference in Part III.

TPG SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2018

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

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2018, we have originated more than $9.5 billion aggregate principal amount of investments and retained approximately $5.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2018, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 83.7% of our total investments based on fair value, had weighted average annual revenue of $101.7 million and weighted average annual EBITDA of $27.9 million.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on equity investments, capital gains on the sale of investments and various loan origination and other fees.

We have operated as a business development company, or a BDC, since we began our investment activities in July 2011, and we are currently one of the largest publicly listed BDCs by total assets. In conducting our investment activities, we believe that we benefit from the significant scale and resources of our Adviser and its affiliates.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2018, based on fair value our portfolio consisted of 96.9% first-lien debt investments, 0.2% second-lien debt investments, 0.2% mezzanine investments, and 2.7% equity and other investments. As of December 31, 2018, 99.7% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 93.4% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2018 we had investments in 46 portfolio companies, with an average investment size of approximately $37.1 million based on fair value. As of December 31, 2018, the largest single investment based on fair value represented 4.9% of our total investment portfolio.

As of December 31, 2018, our portfolio was invested across 17 different industries. The largest industries in our portfolio as of December 31, 2018 were business services and financial services (primarily payment processing and financing technology companies), which represented, as a percentage of our portfolio, 19.3%, and 19.2%, respectively, based on fair value.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. As a consequence of our BDC and RIC elections, our portfolio is and will continue to be subject to diversification and other requirements to maintain such status elections.

We borrow money from time to time within the levels permitted by the 1940 Act to fund investments and for general corporate purposes. Under the 1940 Act, we can incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150% (prior to October 9, 2018, our minimum asset coverage requirement was 200%). In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings, as well as the risks of those borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments has its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock are borne by us, and ultimately the holders of our common stock. See “ITEM 1A. Risk Factors—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” See also “Regulation as a Business Development Company—Senior Securities.”

Our operations comprise only a single reportable segment.

Relationship with our Adviser, and TSSP

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator, and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us, which we refer to as our Investment Team. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and TPG Sixth Street Partners, LLC, or “TSSP”.

TPG Sixth Street Partners (TSSP), with approximately $28 billion of assets under management as of September 30, 2018, is the global credit and credit-related investment firm partnered with TPG. TSSP’s core platforms include TPG Specialty Lending, TSL Europe (TSLE), which is aimed at European middle-market loan originations, TSSP Adjacent Opportunities (TAO), which has the flexibility to invest across all of TSSP’s private credit market investments, TSSP Opportunities Partners (TOP), which focuses on actively managed opportunistic investments across the credit cycle, TPG Institutional Credit Partners (TICP), which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, and TSSP Capital Solutions (TCS), which provides financing solutions to growing companies. TSSP has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 200 investment and operating professionals. As of December 31, 2018, thirty three (33) of these personnel are dedicated to our business, including twenty five (25) investment professionals.

TPG is a leading global private investment firm founded in 1992. TPG is headquartered in San Francisco and Fort Worth, with additional offices in offices in Austin, Beijing, Boston,  Dallas, Hong Kong, Houston, London, Luxembourg, Melbourne, Moscow,  Mumbai, New York, Seoul, and Singapore.

Our Adviser consults with TSSP in connection with a substantial number of our investments. The TSSP platform provides us with the breadth of large and scalable investment resources. We believe we benefit from TSSP’s market expertise, insights into industry, sector and macroeconomic trends and intensive due diligence capabilities, which help us discern market conditions that vary across industries and credit cycles, identify favorable investment opportunities and manage our portfolio of investments. TSSP and TPG will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us by TSSP and TPG.

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

We believe our ability to co-invest with TSSP affiliates is particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We expect that with the ability to co-invest with TSSP affiliates we will continue to be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors. See “Regulation as a Business Development Company—Transactions with our affiliates.”

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

In November 2018, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2019, and may be extended subject to required approvals.

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

Investment Process Overview

Origination and Sourcing

The substantial majority of our investments are not intermediated and are originated without the assistance of investment banks or other traditional Wall Street sources. In addition to executing direct calling campaigns on companies based on the Adviser’s sector and macroeconomic views, our Investment Team also maintains direct contact with financial sponsors, banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of investment opportunities. The substantial majority of our deals are informed by our current sector views and are sourced directly by our Adviser through our network of contacts. We also identify opportunities through our Adviser’s relationships with TSSP.

Due Diligence Process

The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment team responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, our diligence of each opportunity may include:

•	understanding the purpose of the capital requirement, the key personnel and variables, as well as the sources and uses of the proceeds;
•	meeting the company’s management, including top and middle-level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•	checking management’s backgrounds and references;

•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging TSSP internal resources with institutional knowledge of the company’s business; and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

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

The Adviser has a number of methods of evaluating and monitoring the performance of our investments, which may include the following:

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

•

An investment will be assigned a rating of 3 if it is paying its obligations to us as agreed but a material covenant violation is expected. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also adds the investment to its “watch list” and researches any areas of concern with the objective of early intervention with the portfolio company.

•

An investment will be assigned a rating of 4 if a material covenant has been violated, but the company is making its scheduled payments on its obligations to us. For these investments, the Adviser generally prepares a bi-monthly asset review email and generally has monthly meetings with the portfolio company’s senior management. For investments where there have been material defaults, including bankruptcy filings, failures to achieve financial performance requirements or failure to maintain liquidity or loan-to-value requirements, the Adviser often will take immediate action to protect its position. These remedies may include negotiating for additional collateral, modifying investment terms or structure, or payment of amendment and waiver fees.

•

A rating of 5 indicates an investment is in default on its interest and/or principal payments. For these investments, our Adviser reviews the investment on a bi-monthly basis and, where possible, pursues workouts that achieve an early resolution to avoid further deterioration of our investment. The Adviser retains legal counsel and takes actions to preserve our rights, which may include working with the portfolio company to have the default cured, to have the investment restructured or to have the investment repaid through a consensual workout.

For more information on the investment performance ratings of our portfolio, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Portfolio and Investment Activity.”

Investment Review Committee

The Adviser manages our portfolio under the general oversight of the Investment Review Committee. The Investment Review Committee includes certain individuals who are senior personnel of the Adviser and TSSP, as well as certain other persons appointed by the Adviser from time to time. Our Investment Team and the Investment Review Committee are supported by and have access to the investment professionals, analytical capabilities and support personnel of TSSP.

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

Equity and Other Investments

Our loans may include an equity interest in the issuer, such as a warrant or profit participation right. In certain instances, we also will make equity investments, although those situations are generally limited to those cases where we are also making an investment in a more senior part of the capital structure of the issuer.

Investments

As of December 31, 2018 and 2017, we had made investments with an aggregate fair value of $1,706.0 million and $1,693.7 million, respectively, in 46 and 45 portfolio companies, respectively.

Investments consisted of the following at December 31, 2018 and 2017:

	December 31, 2018
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,642.0	$1,653.9	$11.9
Second-lien debt investments	4.1	4.1	—
Mezzanine debt investments	2.5	2.5	—
Equity and other investments	67.8	45.5	(22.3)
Total Investments	$1,716.4	$1,706.0	$(10.4)

	December 31, 2017
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,561.3	$1,581.3	$20.0
Second-lien debt investments	63.0	60.9	(2.1)
Equity and other investments	62.0	51.5	(10.5)
Total Investments	$1,686.3	$1,693.7	$7.4

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Automotive	—	1.8%
Beverage, food, and tobacco	2.7%	4.5%
Business services	19.3%	11.2%
Chemicals	0.7%	0.7%
Communications	—	6.7%
Education	9.4%	8.8%
Financial services	19.2%	14.0%
Healthcare	8.2%	12.6%
Hotel, gaming, and leisure	2.0%	2.1%
Human resource support services	3.1%	—
Insurance	6.6%	6.4%
Internet services	5.3%	2.9%
Manufacturing	1.2%	3.3%
Marketing services	2.3%	3.6%
Office products	0.8%	1.2%
Oil, gas and consumable fuels	2.3%	5.5%
Pharmaceuticals	6.4%	8.2%
Retail and consumer products	5.6%	6.5%
Transportation	4.9%	—
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the product or services (such as software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
United States
Midwest	12.0%	10.0%
Northeast	23.5%	22.9%
South	19.6%	21.6%
West	40.2%	40.6%
Canada	2.7%	2.0%
Europe	—	2.9%
Australia	2.0%	—
Total	100.0%	100.0%

Investment Commitments

As of December 31, 2018 and 2017, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2018	December 31, 2017
AppStar Financial, LLC - Revolver	$2.0	$2.0
Caris Life Sciences, Ltd. - Delayed Draw	2.5	—
ClearCompany, LLC - Delayed Draw	3.0	—
Ferrellgas, L.P. - Revolver	30.0	—
Frontline Technologies Group, LLC - Delayed Draw	9.4	9.4
G Treasury SS, LLC - Delayed Draw	5.0	—
G Treasury SS, LLC - Revolver	2.0	—
Government Brands, LLC - Revolver	5.0	—
Helix Health, Ltd. - Revolver	—	4.4
Illuminate Education, Inc. - Revolver	—	5.0
Industrial Physics, LLC - Revolver	—	5.0
Integration Appliance, Inc. - Revolver	2.6	—
IRGSE Holding Corp. - Revolver	3.0	0.3
Leaf US Holdings, Inc. - Revolver	—	2.0
Lithium Technologies, LLC - Revolver	3.9	3.7
MD America Energy, LLC - Delayed Draw	15.0	—
Marketo, Inc. - Revolver	—	1.9
Motus, LLC - Revolver	5.6	—
Northern Oil and Gas, Inc. - Delayed Draw	—	16.2
PageUp People Limited - Revolver	2.1	—
PayLease, LLC - Revolver	3.3	3.3
PaySimple, Inc. - Revolver	—	5.0
PrimeRevenue, Inc. - Revolver	6.3	—
Rex Energy Corporation - Delayed Draw	—	11.1
Riskonnect, Inc. - Revolver	—	5.0
ScentAir Technologies, Inc. - Revolver	0.8	0.8
Sovos Compliance, LLC - Delayed Draw	0.5	3.0
Sovos Compliance, LLC - Revolver	1.7	1.7
Total Portfolio Company Commitments	$103.7	$79.8

Other Commitments and Contingencies

As of December 31, 2018 and 2017, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2018, management is not aware of any pending or threatened litigation.

Competition

We compete for investments with a number of capital providers, including BDCs, other investment funds (including private debt and equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing, including the broadly syndicated loan market and high yield capital market. Many of these capital providers have greater financial and managerial resources than we do. In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we expect to face, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Capital Resources and Borrowings

We anticipate generating cash in the future from cash flows from operations, including interest received on our cash and cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, and through issuances of common stock.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (prior to October 9, 2018, our minimum asset coverage requirement was 200%). As of December 31, 2018 and 2017, our asset coverage was 270.5% and 235.5%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$940.0	$187.5	$752.5	$178.8
2019 Convertible Notes	115.0	115.0	—	113.6
2022 Convertible Notes	172.5	172.5	—	168.3
2023 Notes	150.0	150.0	—	147.3
Total Debt	$1,377.5	$625.0	$752.5	$608.0

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $8.7 million, $5.6 million and $2.7 million, respectively.

	December 31, 2017
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$975.0	$486.8	$488.2	$479.7
2019 Convertible Notes	115.0	115.0	—	112.2
2022 Convertible Notes	115.0	115.0	—	111.5
Total Debt	$1,205.0	$716.8	$488.2	$703.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Notes are presented net of deferred financing costs and original issue discounts of $7.1 million, $6.3 million, respectively.

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense were as follows:

($ in millions)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Interest expense	$35.7	$22.9	$20.5
Commitment fees	1.8	2.0	0.8
Amortization of deferred financing costs	4.1	3.2	2.2
Accretion of original issue discount	0.8	0.7	0.6
Swap settlement	0.4	(1.4)	(1.0)
Total Interest Expense	$42.8	$27.4	$23.1
Average debt outstanding	$874.3	$645.1	$725.9
Weighted average interest rate	4.1%	3.3%	2.7%
Average 1-month LIBOR rate	2.0%	1.1%	0.5%

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

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the excise tax entirely. In that event, we will be liable for the excise tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

For each of the years ended December 31, 2018, 2017, and 2016 Management Fees (gross of waivers) were $28.6 million, $24.3 million and $24.3 million, respectively, of which less than $0.1 million, less than $0.1 million and $0.1 million, respectively, were waived in each period.

For the period ended December 31, 2016, the Adviser voluntarily waived the Management Fee on our ownership of shares of common stock in TICC Capital Corp., now known as Oxford Square Capital Corp. (the “OXSQ Shares”).

In addition, the Adviser voluntarily waived the Management Fee on our ownership of shares of common stock in Triangle Capital Corp. (the “TCAP Shares”) for any period in which Triangle Capital Corp. remained our portfolio company. As of June 30, 2018 we had fully exited our position in the TCAP Shares.

For the years ended December 31, 2018 and 2017, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to our ownership of the TCAP Shares. For the year ended December 31, 2016, Management Fees of $0.1 million were waived consisting solely of Management Fees attributable to our ownership of the OXSQ Shares. Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser also intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. As of December 31, 2018, no Management Fees have been waived pursuant to the Leverage Waiver.

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

Pre-Incentive Fee net investment income means dividends, interest and fee income accrued by us during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that we may not have received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gain or loss.

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

Section 205(b)(3) of the Advisers Act, as amended, prohibits the Adviser from receiving the payment of fees on unrealized gains until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future.

For the years ended December 31, 2018, 2017 and 2016, Incentive Fees (gross of waivers) were $30.5 million, $25.5 million and $22.7 million, respectively, all of which were realized and payable to the Adviser. For the years ended December 31, 2018, 2017 and 2016, no Incentive Fees were accrued related to capital gains.

For the period ended December 31, 2016, the Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by us as a result of our ownership of the OXSQ Shares. The Adviser did not waive any part of the Capital Gains Fee attributable to our ownership of the OXSQ Shares and, accordingly, any realized capital gains or losses and unrealized capital losses with respect to the OXSQ Shares were applied against our cumulative realized capital gains on which the Capital Gains Fee is calculated.

The Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of our ownership of the TCAP Shares. The Adviser did not waive any part of the Capital Gains Fee attributable to our ownership of the TCAP Shares and, accordingly, any realized capital gains or losses and unrealized capital losses with respect to the TCAP Shares were applied against our cumulative realized capital gains on which the Capital Gains Fee is calculated.

For the years ended December 31, 2018 and 2017, Incentive Fees of less than $0.1 million were waived consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. For the year ended December 31, 2016, Incentive Fees of $0.3 million were waived consisting solely of Incentive Fees attributable to our ownership of the OXSQ Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since our IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to our ownership of the TCAP Shares and OXSQ Shares and the Leverage Waiver, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. The Administration Agreement was subsequently amended on February 22, 2017 to make certain clarifications to the agreement to provide greater detail regarding the scope of the reimbursable costs and expenses of the Administrator’s services. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the years ended December 31, 2018, 2017, and 2016, we incurred expenses of $3.4 million, $3.5 million, and $3.1 million, respectively, for administrative services payable under the terms of the Administration Agreement.

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

We also have a license agreement with an affiliate of TPG, pursuant to which we have been granted a non-exclusive license to use the “TPG” name and logo, for a nominal fee, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “TPG” name or logo.

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

The costs associated with the Investment Team and staff of the Adviser, when and to the extent engaged in providing us investment advisory and management services are paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including those relating to:

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2019, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, TSSP, and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed the Investment Advisory Agreement in November 2018. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Adviser;
•	our investment and financial performance on a standalone basis and against a comparative universe of peers;

•

the extent to which economies of scale would be realized as we grow, and whether the fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of our stockholders;

•	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;
•	our expense ratio compared to BDCs with similar investment objectives;
•	any existing and potential sources of indirect income to the Adviser from its relationships with us and the profitability of those income sources;
•	information about the services to be performed and the personnel performing those services under the Investment Advisory Agreement;
•	the organizational and functional capabilities and financial condition of the Adviser and its respective affiliates; and
•	the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance (prior to October 9, 2018, our minimum asset coverage requirement was 200%). See “—Senior Securities” for more information. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2018 and 2017, our asset coverage was 270.5% and 235.5% respectively.

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

We believe our ability to co-invest with TSSP affiliates is particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We expect that with the ability to co-invest with TSSP affiliates we will continue to be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors.

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

Senior Securities

Under the 1940 Act, a BDC generally is not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 200%. However, under the Small Business Credit Availability Act ("SBCAA"), which became law in March 2018, BDCs have the ability to elect to become subject to a lower asset coverage requirement of 150%, subject to the receipt of the requisite board or stockholder approvals under the SBCAA and satisfaction of certain other conditions.

On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result and subject to certain additional disclosure requirements, as of October 9, 2018, our minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to potentially increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. In addition, while any preferred stock or publicly-traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

The 1940 Act imposes limitations on a BDC’s issuance of preferred stock, which is considered a “senior security” and thus is subject to the 150% asset coverage requirement described above.

As of December 31, 2018 and 2017, our asset coverage was 270.5% and 235.5% respectively.

Code of Ethics

As required by the Advisers Act and the 1940 Act, we and the Adviser have adopted codes of ethics which apply to, among others, our and our Adviser’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as our Adviser’s officers, directors and employees. The codes of ethics establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. There have been no material changes to the codes or material waivers of the codes that apply to our Chief Executive Officer or Chief Financial Officer.

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

We make available on our website (www.tpgspecialtylending.com) our proxy statements, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K that we file with the SEC.

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

We generally expect to distribute substantially all of our earnings on a quarterly basis, but will reinvest dividends on behalf of those investors that do not elect to receive their dividends in cash. See “—Dividend Policy” and “—Dividend Reinvestment Plan” for a description of our dividend policy and obligations. One or more of the considerations described below, however, could result in the deferral of dividend distributions until the end of the fiscal year:

•

We may make investments that are subject to tax rules that require us to include amounts in our income before we receive cash corresponding to that income or that defer or limit our ability to claim the benefit of deductions or losses. For example, if we acquire securities issued with original issue discount, that original issue discount may be accrued in income before we receive any corresponding cash payments.

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

Risks Related to Our Business and Structure

We are dependent upon management personnel of the Adviser, TSSP and their affiliates for our future success.

We depend on the experience, diligence, skill and network of business contacts of senior members of our Investment Team. Our Investment Team, together with other professionals at TSSP and its affiliates, identifies, evaluates, negotiates, structures, closes, monitors and manages our investments. Our success will depend to a significant extent on the continued service and coordination of the senior members of our Investment Team. The senior members of our Investment Team are not contractually restricted from leaving the Adviser. The departure of any of these key personnel, including members of our Adviser’s Investment Review Committee, could have a material adverse effect on us.

In addition, we cannot assure you that the Adviser will remain our investment adviser or that we will continue to have access to TSSP or its investment professionals. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty on 60 days’ written notice.

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

As of December 31, 2018, we had $625.0 million of outstanding indebtedness, which had an annualized interest cost of 4.1% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our Convertible Notes and 2023 Notes. As of December 31, 2018, the interest rate on the 2019 Convertible Notes, as adjusted to give effect to the interest rate swaps, was three-month London Interbank Offered Rate, or LIBOR, plus 2.86%, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 1.5%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2018

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-18.7%	-10.6%	-2.4%	5.7%	13.8%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2018. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2018.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2018 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.1% by the approximately $625.0 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2018 to determine the “Corresponding return to stockholder.”

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

On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result and subject to certain additional disclosure requirements, as of October 9, 2018, our minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to potentially increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

As a result, you may face increased investment risk. We may not be able to implement our strategy to utilize additional leverage successfully. See “—We operate in a highly competitive environment for investment opportunities.” Any impact on returns or equity or our business associated with additional leverage may not outweigh the additional risk. See “—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

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

As of December 31, 2018 and 2017, we elected to retain approximately $80 million and $64 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded an expense of $3.4 million and $2.8 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

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

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with TSSP. Any new investment advisory agreement would require stockholder approval.

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

In addition, if the Adviser resigns or is terminated, we would lose the benefits of our relationship with TSSP, including insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us by TSSP and TPG. We also would no longer be able to use TPG’s name and logo because our license agreement would terminate upon the termination of the Investment Advisory Agreement.

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

We are required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Matters impacting our internal control may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our securities.

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

Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

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

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In particular, changes to the laws and regulations governing BDCs or the interpretation of these laws and regulations by the staff of the SEC could disrupt our business model. For example, tax reform legislation could have an adverse impact on us, the credit markets and our portfolio companies, to the extent the reduction in corporate tax rates or limitations on interest expense deductibility impact the credit markets and our portfolio companies. Any changes to the laws and regulations governing our operations or the U.S. federal income tax treatment of our assets may cause us to alter our investment strategy to avail ourselves of new or different opportunities. For more information on tax regulatory risks, see “Risks Related to our Portfolio Company Investments.”

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “2018 Regulatory Relief Act”) was signed into law. The 2018 Regulatory Relief Act leaves the architecture and core features of the Dodd-Frank Act intact but significantly recalibrates applicability thresholds, revises various post-crisis regulatory requirements, and provides targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as “systemically important financial institutions” (“SIFIs”) an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements.  On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as SIFIs, and repeal the Department of Labor (“DOL”) “fiduciary rule” governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The Senate did not act on the bill before the conclusion of the 115th Congress on January 3, 2019, and it is very unlikely that similar legislation will pass in the House during the 116th Congress, given the House’s current Democratic control.  At this time, it is unclear what impact the Congressional division, with the House controlled by the Democratic Party and the Senate controlled by the Republican Party, will have on regulations that affect our, our competitors’ and our portfolio companies’ businesses.

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

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The future of LIBOR at this time is uncertain: it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the

United Kingdom or elsewhere. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.

In addition, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital.

The recently enacted Tax Cuts and Jobs Act may adversely affect our business.

The recently enacted Tax Cuts and Jobs Act (“Tax Reform”) has made significant changes to the U.S. federal income tax system.  Among other things, Tax Reform may limit the ability of borrowers to fully deduct interest expense.  This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans.  The changes to interest deductibility, utility of net operating losses and other provisions of Tax Reform could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us.  Prospective investors are urged to consult with their own advisors about the potential effects of Tax Reform on the loan market and about its tax consequences of an investment in us.

Risks Related to Economic Conditions

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, uncertainty related to the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 have led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in 2017 and 2018, the Federal Reserve has raised the target range for the federal funds rate. If key economic indicators, such as the unemployment rate or inflation, continue to show signs of improvement, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2018 U.S. election, the Republican Party currently controls the executive branch of government and the Senate, while the Democratic Party controls the House.  This political division between the Senate and House makes it unclear what legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

Decreases in the market values or fair values of our investments are recorded as unrealized losses. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized losses in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

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

Although most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital gains and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk and interest rate risk related to specific portfolio companies. In addition, in connection with our Convertible Notes and 2023 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.  For additional information on these regulatory changes, see “—Risks Related to Our Portfolio Company Investments—The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives.”  See also “—Risks Related to Our Portfolio Company Investments—We are exposed to risks associated with changes in interest rates” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Hedging.”

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

The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act enacted, and the CFTC and SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets.  Similar changes are in the process of being implemented in other major financial markets.

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities, including interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future.  U.S. regulators have also adopted rules requiring us to post collateral with respect to cleared OTC derivatives (such as the interest rate swaps we entered into in connection with certain investments in portfolio companies and our Convertible Notes and 2023 Notes) and rules imposing margin requirements for OTC derivatives executed with registered swap dealers that are not cleared.  The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exemption from commodity pool operator (“CPO”) registration under the CFTC No-Action Letter 12-40, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk.  Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on its business, financial condition and results of operations.

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and recordkeeping requirements.  Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.

Our Adviser has been granted relief under a no-action letter, known as Letter 12-40, issued by the staff of the Commodity Futures Trading Commission, or CFTC. Letter 12-40 relieves our Adviser from registering with the CFTC as the commodity pool operator of us, so long as we:

•	continue to be regulated by the SEC as a BDC;
•	confine our trading in CFTC-regulated derivatives within specified thresholds; and
•	are not marketed to the public as a commodity pool or as a vehicle for trading in CFTC-regulated derivatives.

If we were unable to satisfy the conditions of Letter 12-40 in the future, our Adviser may be subject to registration with the CFTC as a CPO. Registered CPOs must comply with numerous substantive regulations related to disclosure, reporting and recordkeeping, and are required to become members of the National Futures Association (the “NFA”), and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements could increase our expenses and impact performance.

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

We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. For example, if our shares are not treated as regularly traded and we are not held by more than 500 persons at all times during the taxable year, we might not be treated as a publicly offered regulated investment company. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the Management Fees and Incentive Fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are not deductible by individuals, trusts or estates for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

•	loss of RIC or BDC status;
•	changes or perceived changes in earnings or variations in operating results;
•	changes in our portfolio of investments;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	any downgrades to our credit rating or placement on a negative watch status by a credit rating agency;
•	departure of the Adviser’s or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	short-selling pressure with respect to shares of our common stock or BDCs generally;
•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including our Convertible Notes;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	concerns regarding European sovereign debt and Brexit;
•	concerns regarding volatility in the Chinese stock market and Chinese currency;
•	fluctuations in base interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale (including as a result of the conversion of our 2019 Convertible Notes and our 2022 Convertible Notes into common stock) or the perception that such sales could occur could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities or the availability of securities for future sales will have on the market price of our common stock prevailing from time to time.

Our stockholders may experience dilution upon the conversion of the 2019 Convertible Notes and the 2022 Convertible Notes.

Our 2019 Convertible Notes and our 2022 Convertible Notes are convertible into shares of our common stock beginning on June 15, 2019 and February 1, 2022, respectively, or earlier, under certain circumstances. Upon conversion of our 2019 Convertible Notes and 2022 Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The estimated adjusted conversion price of the 2019 Convertible Notes is $25.07 per share and the estimated adjusted conversion price of the 2022 Convertible Notes is $20.91 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2019 Convertible Notes and the 2022 Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

We have entered into an agreement with Goldman Sachs & Co. LLC, which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman Sachs & Co. LLC, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or February 28, 2019. On February 20, 2019, our Board of Directors authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “TSLX.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. RISK FACTORS—Risks Related to our Securities—We cannot assure you that the market price of shares of our common stock will not decline.”

Holders

As of February 19, 2019, there were approximately 5 holders of record of our common stock (including Cede & Co.).

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the total return on our common stock from March 21, 2014 (the date of our IPO) to December 31, 2018 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index (“Leverage Loan Index”), and the Bloomberg Barclays US Corporate High Yield Total Return Index (“High Yield Bond Index”). This graph assumes that on March 21, 2014, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the Leverage Loan Index and the High Yield Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The performance included in the below graph is not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in millions, except per share amounts)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data
Income
Total Investment Income	$261.9	$210.9	$192.4	$173.4	$163.3
Expenses
Net Expenses	114.6	87.8	82.8	76.6	57.7
Net Investment Income Before Income Taxes	147.3	123.1	109.6	96.8	105.6
Net Investment Income	143.9	120.3	107.3	95.3	104.4
Total Change in Net Unrealized Gain (Loss)	(14.2)	5.3	29.8	(28.5)	(17.7)
Total Net Realized Loss	(10.7)	(14.0)	(0.1)	(3.2)	(1.7)
Increase in Net Assets Resulting from Operations	119.0	111.6	137.0	63.6	85.0
Earnings per common share—basic and diluted (1)	$1.86	$1.86	$2.34	$1.18	$1.68

	For the Year Ended December 31,
($ in millions, except per share amounts)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data
Cash and cash equivalents	$10.6	$6.7	$6.0	$7.5	$14.9
Investments at fair value	$1,706.0	$1,693.7	$1,657.4	$1,485.7	$1,263.5
Total assets	$1,730.3	$1,720.2	$1,675.5	$1,506.5	$1,288.9
Total debt	$608.0	$703.4	$680.7	$642.4	$381.1
Total liabilities	$667.1	$750.9	$723.3	$685.8	$453.5
Total net assets	$1,063.2	$969.3	$952.2	$820.7	$835.4
Net asset value per share	$16.25	$16.09	$15.95	$15.15	$15.53
Other Data:
Number of portfolio companies at year end	46	45	52	46	34
Dividends declared per share	$1.78	$1.75	$1.56	$1.56	$1.53
Total return based on net asset value (2)	12.1%	11.9%	15.5%	7.6%	9.9%
Weighted average yield of debt and income producing securities at fair value (3)	11.6%	10.7%	10.4%	10.3%	10.3%
Weighted average yield of debt and income producing securities at amortized cost (3)	11.7%	10.8%	10.4%	10.1%	10.3%
Fair value of debt investments as a percentage of principal	99.4%	99.4%	98.5%	96.7%	98.2%
Weighted average fair value of debt investments as a percentage of call price	95.9%	95.6%	95.0%	92.1%	93.4%

(1)	Earnings per common share is based on weighted average shares of common stock outstanding during the period.
(2)

U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. Our total return set forth in the table above for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees prior to our IPO and separately with respect to our ownership of shares of common stock of Triangle Capital Corp. and Oxford Square Capital Corp. The Management Fee, excluding the effects of the waivers, would have been $28.6 million, $24.3 million, $24.3 million, $21.3 million, and $18.3 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively. The Incentive Fee excluding the effects of the waiver would have been $30.5 million, $25.5 million, $22.7 million and $20.2 million for the years ended December 31, 2018, 2017, 2016, and 2015, respectively. The corresponding impact on the total return calculation is not material.

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

On August 4, 2015, our Board authorized us to enter into a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value per share over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. We put the Company 10b5-1 Plan in place because we believe that, in current market conditions, if our common stock is trading below our then-current net asset value per share, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases.

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

On February 20, 2019, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2019. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2019 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2018, we have originated more than $9.5 billion aggregate principal amount of investments and retained approximately $5.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2018, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 83.7% of our total investments based on fair value, had weighted average annual revenue of $101.7 million and weighted average annual EBITDA of $27.9 million.

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

The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3 as defined by Standard & Poor’s and Moody’s Investors Services, respectively), which is often referred to as “junk.”

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2018, the largest single investment based on fair value represented 4.9% of our total investment portfolio.

As of December 31, 2018, the average investment size in each of our portfolio companies was approximately $37.1 million based on fair value.

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

As of December 31, 2018, the largest industry represented 19.3% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2018, approximately 97.2% of our portfolio was invested in secured debt, including 96.9% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2018, the weighted average term on new investment commitments in new portfolio companies was 5.2 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2018, we had call protection on 84.1% of our debt investments based on fair value, with weighted average call prices of 105.7% for the first year, 103.0% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of December 31, 2018, 99.7% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 93.4% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and TSSP

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and TPG Sixth Street Partners, LLC, or TSSP.

TSSP, with approximately $28 billion of assets under management as of September 30, 2018, is the global credit and credit-related investment firm partnered with TPG. TSSP’s core platforms include TPG Specialty Lending, TSL Europe (TSLE), which is aimed at European middle-market loan originations, TSSP Adjacent Opportunities (TAO), which has the flexibility to invest across all of TSSP’s private credit market investments, TSSP Opportunities Partners (TOP), which focuses on actively managed opportunistic investments across the credit cycle, TPG Institutional Credit Partners (TICP), which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, and TSSP Capital Solutions (TCS), which provides financing solutions to growing companies. TSSP has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over

200 investment and operating professionals. As of December 31, 2018, thirty three (33) of these personnel are dedicated to our business, including twenty five (25) investment professionals.

Our Adviser consults with TSSP in connection with a substantial number of our investments. The TSSP platform provides us with a breadth of large and scalable investment resources. We believe we benefit from TSSP’s market expertise, insights into industry, sector and macroeconomic trends and intensive due diligence capabilities, which help us discern market conditions that vary across industries and credit cycles, identify favorable investment opportunities and manage our portfolio of investments. TSSP and TPG will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us by TSSP and TPG.

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

We believe our ability to co-invest with TSSP affiliates is particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We expect that with the ability to co-invest with TSSP affiliates we will continue to be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2018, 99.7% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 93.4% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the year ended December 31, 2018, 2.5% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, Convertible Notes and 2023 Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with the Convertible Notes and 2023 Notes, all bear interest at floating rates.

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

On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result and subject to certain additional disclosure requirements, as of October 9, 2018, our minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to potentially increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

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

Portfolio and Investment Activity

As of December 31, 2018, our portfolio based on fair value consisted of 96.9% first-lien debt investments, 0.2% second-lien debt investments, 0.2% mezzanine investments, and 2.7% equity and other investments.  As of December 31, 2017, our portfolio based on fair value consisted of 93.4% first-lien debt investments, 3.6% second-lien debt investments, and 3.0% equity and other investments.

As of December 31, 2018 and December 31, 2017, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.6% and 10.7%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.7% and 10.8%, respectively.

As of December 31, 2018 and December 31, 2017, we had investments in 46 and 45 portfolio companies, respectively, with an aggregate fair value of $1,706.0 million and $1,693.7 million, respectively.

For the year ended December 31, 2018, the principal amount of new investments funded was $816.9 million in 19 new portfolio companies and 14 existing portfolio companies. For this period, we had $790.3 million aggregate principal amount in exits and repayments.

For the year ended December 31, 2017, the principal amount of new investments funded was $989.3 million in 22 new portfolio companies and 12 existing portfolio companies. For this period, we had $951.5 million aggregate principal amount in exits and repayments.

For the year ended December 31, 2016, the principal amount of new investments funded was $520.1 million in 14 new portfolio companies and 9 existing portfolio companies. For this period, we had $416.5 million aggregate principal amount in exits and repayments.

Our investment activity for the years ended December 31, 2018, 2017 and 2016 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in millions)	2018	2017	2016
New investment commitments:
Gross originations	$2,199.4	$2,251.5	$761.5
Less: Syndications/sell downs	1,291.2	1,178.9	198.8
Total new investment commitments	$908.2	$1,072.6	$562.7
Principal amount of investments funded:
First-lien	$798.2	$958.9	$518.0
Second-lien	0.8	—	—
Mezzanine	2.5	—	2.1
Equity and other	15.4	30.4	—
Total	$816.9	$989.3	$520.1
Principal amount of investments sold or repaid:
First-lien	$702.5	$906.0	$316.2
Second-lien	59.6	15.7	72.1
Mezzanine	—	11.5	23.7
Equity and other	28.2	18.3	4.5
Total	$790.3	$951.5	$416.5
Number of new investment commitments in new portfolio companies	26	22	14
Average new investment commitment amount in new portfolio companies	$31.8	$39.2	$35.2
Weighted average term for new investment commitments in new portfolio companies (in years)	5.2	4.8	4.3
Percentage of new debt investment commitments at floating rates (1)	99.1%	100.0%	99.6%
Percentage of new debt investment commitments at fixed rates	0.9%	—	0.4%
Weighted average interest rate of new investment commitments	10.5%	9.5%	9.1%
Weighted average spread over LIBOR of new floating rate investment commitments	8.1%	8.3%	8.3%
Weighted average interest rate on investments sold or paid down	10.6%	9.5%	8.6%

(1)

Includes two fixed rate investments for the years ended December 31, 2018 and December 31, 2017 and one fixed rate investment for the year ended December 31, 2016 for which we entered into interest rate swap agreements to swap to floating rates.

As of December 31, 2018 and 2017, our investments consisted of the following:

	December 31, 2018		December 31, 2017
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,653.9	$1,642.0	$1,581.3	$1,561.3
Second-lien debt investments	4.1	4.1	60.9	63.0
Mezzanine debt investments	2.5	2.5	—	—
Equity and other investments	45.5	67.8	51.5	62.0
Total	$1,706.0	$1,716.4	$1,693.7	$1,686.3

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,706.0	100.0%	$1,693.7	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,706.0	100.0%	$1,693.7	100.0%

	December 31, 2018		December 31, 2017
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,716.4	100.0%	$1,686.3	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,716.4	100.0%	$1,686.3	100.0%

(1)

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection. See “–Critical Accounting Policies – Interest and Dividend Income Recognition.”

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Weighted average total yield of debt and income producing securities (1)	11.6%	10.7%
Weighted average interest rate of debt and income producing securities	11.1%	10.2%
Weighted average spread over LIBOR of all floating rate investments (2)	8.6%	8.8%

(1)	Weighted average total portfolio yield at fair value was 11.3% at December 31, 2018 and 10.5% at December 31, 2017.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The Adviser has a number of methods of evaluating and monitoring the performance of our investments, which may include the following:

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

•

An investment will be assigned a rating of 3 if it is paying its obligations to us as agreed but a material covenant violation is expected. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also adds the investment to its “watch list” and researches any areas of concern with the objective of early intervention with the portfolio company.

•

An investment will be assigned a rating of 4 if a material covenant has been violated, but the company is making its scheduled payments on its obligations to us. For these investments, the Adviser generally prepares a bi-monthly asset review email and generally has monthly meetings with the portfolio company’s senior management. For investments where there have been material defaults, including bankruptcy filings, failures to achieve financial performance requirements or failure to maintain liquidity or loan-to-value requirements, the Adviser often will take immediate action to protect its position. These remedies may include negotiating for additional collateral, modifying investment terms or structure, or payment of amendment and waiver fees.

•

A rating of 5 indicates an investment is in default on its interest and/or principal payments. For these investments, our Adviser reviews the investments on a bi-monthly basis and, where possible, pursues workouts that achieve an early resolution to avoid further deterioration of our investment. The Adviser retains legal counsel and takes actions to preserve our rights, which may include working with the portfolio company to have the default cured, to have the investment restructured or to have the investment repaid through a consensual workout.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2018 and 2017. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2018		December 31, 2017
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,531.4	89.8%	$1,382.7	81.6%
2	118.1	6.9	250.9	14.8
3	56.5	3.3	60.1	3.6
4	—	—	—	—
5	—	—	—	—
Total	$1,706.0	100.0%	$1,693.7	100.0%

Results of Operations

Operating results for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
($ in millions)	2018	2017	2016
Total investment income	$261.9	$210.9	$192.4
Less: Net expenses	114.6	87.8	82.9
Net investment income before income taxes	147.3	123.1	109.5
Less: Income taxes, including excise taxes	3.4	2.8	2.2
Net investment income	143.9	120.3	107.3
Net realized losses (1)	(10.7)	(14.0)	(0.1)
Net change in unrealized gains (losses) (1)	(14.2)	5.3	29.8
Net increase in net assets resulting from operations	$119.0	$111.6	$137.0

(1)	Includes foreign exchange hedging activity.

Investment Income

	For the Year Ended December 31,
($ in millions)	2018	2017	2016
Interest from investments	$249.9	$200.7	$177.8
Dividend income	0.2	0.4	1.7
Other income	11.8	9.8	12.9
Total investment income	$261.9	$210.9	$192.4

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $200.7 million for the year ended December 31, 2017 to $249.9 million for the year ended December 31, 2018, primarily due to an increase in the average size of our investment portfolio which increased from $1.6 billion for the year ended December 31, 2017 to $1.9 billion for the year ended December 31, 2018. Accelerated amortization of upfront fees, primarily from unscheduled paydowns, decreased from $21.1 million for the year ended December 31, 2017 to $13.4 million for the year ended December 31, 2018, and prepayment fees increased from $12.8 million for the year ended December 31, 2017 to $25.6 million for the year ended December 31, 2018. The accelerated amortization and prepayment fees primarily resulted from full paydowns on 22 portfolio investments, partial paydowns on seven portfolio investments and prepayment fees on 12 portfolio investments during the year ended December 31, 2017, and full paydowns on 16 portfolio investments, partial paydowns on three portfolio investments, partial realizations on two portfolio investments and prepayment fees on 15 portfolio investments during the year ended December 31, 2018. Dividend income decreased from $0.4 million for the year ended December 31, 2017 to $0.2 million for the year ended December 31, 2018 due to a partial realization of dividend yielding investments in 2018. Other income increased from $9.8 million for the year ended December 31, 2017 to $11.8 million for the year ended December 31, 2018, primarily due to higher commitment and other fees earned during 2018.

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

Expenses

Operating expenses for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Year Ended December 31,
($ in millions)	2018	2017	2016
Interest	$42.8	$27.4	$23.1
Management fees (net of waivers)	28.5	24.3	24.1
Incentive fees related to pre-incentive fee net investment income (net of waivers)	30.5	25.5	22.4
Incentive fees related to realized/unrealized capital gains	—	—	—
Professional fees	7.2	5.4	8.5
Directors fees	0.4	0.4	0.4
Other general and administrative	5.2	4.8	4.4
Net Expenses	$114.6	$87.8	$82.9

Interest

Interest expense, including other debt financing expenses, increased from $27.4 million for the year ended December 31, 2017 to $42.8 million for the year ended December 31, 2018. This increase was primarily due to an increase in the average debt outstanding for the year ended December 31, 2017 from $645.1 million to $874.3 million for the year ended December 31, 2018 and an increase in our average interest rate on debt outstanding due to a change in the mix of our debt financing sources. The average interest rate on our debt outstanding increased from 3.3% for the year ended December 31, 2017 to 4.1% for the year ended December 31, 2018 due to the increase in LIBOR and a change in the mix of our debt financing sources.

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

Management Fees

Management Fees (net of waivers) increased from $24.3 million for the year ended December 31, 2017 to $28.5 million for the year ended December 31, 2018. Management Fees (gross of waivers) increased from $24.3 million for the year ended December 31, 2017 to $28.5 million for the year ended December 31, 2018 due to average total assets increasing from $1.6 billion for the year ended December 31, 2017 to $1.9 billion for the year ended December 31, 2018. Management Fees waived remained flat at less than $0.1 million for the years ended December 31, 2017 and December 31, 2018. Management Fees waived during the years ended December 31, 2017 and December 31, 2018 were solely attributable to our ownership of TCAP Shares.

Management Fees (net of waivers) increased from $24.1 million for the year ended December 31, 2016 to $24.3 million for the year ended December 31, 2017. Management Fees (gross of waivers) remained flat at $24.3 million for the years ended December 31, 2016 and December 31, 2017 due to average total assets remaining $1.6 billion for the years ended December 31, 2016 and December 31, 2017. Management Fees waived decreased from $0.1 million for the year ended December 31, 2016 to less than $0.1 million for the year ended December 31, 2017 due to owning investments subject to fee waivers for a shorter period in 2017 than 2016. Management Fees waived during the year ended December 31, 2016 were solely attributable to our ownership of OXSQ Shares. Management Fees waived during the year ended December 31, 2017 were solely attributable to our ownership of TCAP Shares.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $25.5 million for the year ended December 31, 2017 to $30.5 million for the year ended December 31, 2018. This increase resulted primarily from an increase in interest from investments received during the year ended December 31, 2018 and the related increase in net investment income.  Incentive Fees waived related to pre-Incentive Fee net investment income remained less than $0.1 million for the years ended December 31, 2017 and 2018, consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. There were no Incentive Fees related to capital gains and losses for the year ended December 31, 2017 and the year ended December 31, 2018 due to cumulative realized and unrealized losses on our investments.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income increased from $22.4 million for the year ended December 31, 2016 to $25.5 million for the year ended December 31, 2017. This increase resulted from an increase in interest from investments received during the year ended December 31, 2017 and the related increase in net investment income.  Incentive Fees waived related to pre-Incentive Fee net investment income decreased from $0.3 million for the year ended December 31, 2016 to less than $0.1 million for the year ended December 31, 2017, consisting solely of Incentive Fees attributable to our ownership of the OXSQ Shares for the year ended December 31, 2016 and to our ownership of the TCAP Shares for the year ended December 31, 2017. There were no Incentive Fees related to capital gains and losses for the year ended December 31, 2016 and the year ended December 31, 2017 due to cumulative realized and unrealized losses on our investments.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $5.4 million for the year ended December 31, 2017 to $7.2 million for the year ended December 31, 2018 due to recognition of remaining non-recurring expenses associated with the initial shelf registration statement that were previously recorded as deferred financing costs and costs associated with shareholder meetings.  Other general and administrative fees increased from $4.8 million for the year ended December 31, 2017 to $5.2 million for the year ended December 31, 2018.

Professional fees decreased from $8.5 million for the year ended December 31, 2016 to $5.4 million for the year ended December 31, 2017 due to additional professional fees incurred relating to our investment in the OXSQ Shares and related activity for the year ended December 31, 2016.  Other general and administrative fees increased from $4.4 million for the year ended December 31, 2016 to $4.8 million for the year ended December 31, 2017.

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

For the calendar years ended December 31, 2018, 2017 and 2016 we recorded a net expense of $3.4 million, $2.8 million and $2.2 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
($ in millions)	2018	2017	2016
Net realized losses on investments	$(11.4)	$(14.3)	$(0.8)
Net realized gains (losses) on foreign currency transactions	0.2	0.0	(0.2)
Net realized losses on foreign currency investments	(2.2)	(1.4)	(10.9)
Net realized gains on foreign currency borrowings	2.7	1.7	11.8
Net Realized Gains (Losses)	$(10.7)	$(14.0)	$(0.1)

Change in unrealized gains on investments	$44.9	$66.7	$56.7
Change in unrealized losses on investments	(62.8)	(48.9)	(23.0)
Net Change in Unrealized Gains (Losses) on Investments	$(17.9)	$17.8	$33.7
Unrealized gains (losses) on foreign currency borrowings	5.4	(11.5)	(3.6)
Unrealized gains (losses) on foreign currency cash and forward contracts	(0.0)	0.0	0.0
Unrealized losses on interest rate swaps	(1.7)	(1.0)	(0.3)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$3.7	$(12.5)	$(3.9)

Net Change in Unrealized Gains (Losses)	$(14.2)	$5.3	$29.8

For the years ended December 31, 2018, 2017 and 2016, we had net realized losses on investments of $11.4 million, $14.3 million and $0.8 million, respectively. For the years ended December 31, 2018, and 2017, we had net realized gains on foreign currency transactions of $0.2 million and less than $0.1 million, respectively, and net realized losses on foreign currency transactions of $0.2 million for the year ended December 31, 2016, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2018, 2017 and 2016, we had net realized losses on foreign currency investments of $2.2 million, $1.4 million, $10.9 million, respectively. For the years ended December 31, 2018, 2017, and 2016 we had net realized gains on foreign currency borrowings of $2.7 million, $1.7 million and $11.8 million, respectively.

For the year ended December 31, 2018 we had $44.9 million in unrealized gains on 17 portfolio company investments, which was offset by $62.8 million in unrealized losses on 50 portfolio company investments. Unrealized gains for the year ended December 31, 2018 resulted from an increase in fair value, primarily due to reversal of prior period unrealized losses and positive valuation adjustments. Unrealized losses for the year ended December 31, 2018 resulted from the reversal of prior period unrealized gains on realized investments, widening credit spreads, and in some instances negative credit-related adjustments.

For the year ended December 31, 2017 we had $66.7 million in unrealized gains on 43 portfolio company investments, which was offset by $48.9 million in unrealized losses on 32 portfolio company investments. Unrealized gains for the year ended December 31, 2017 resulted from an increase in fair value, primarily due to reversal of prior period unrealized losses, positive valuation adjustments and tightening credit spreads. Unrealized losses for the year ended December 31, 2017 resulted from the reversal of prior period unrealized gains on realized investments and in some instances negative credit-related adjustments.

For the year ended December 31, 2016 we had $56.7 million in unrealized gains on 48 portfolio company investments, which was offset by $23.0 million in unrealized losses on 10 portfolio company investments. Unrealized gains for the year ended December 31, 2016 resulted from an increase in fair value, primarily due to positive valuation adjustments and tightening credit spreads. Unrealized losses for the year ended December 31, 2016 resulted from the reversal of prior period unrealized gains on realized investments and in some instances negative credit-related adjustments.

For the year ended December 31, 2018, we had unrealized gains on foreign currency borrowings of $5.4 million, primarily as a result of fluctuations in the AUD, CAD and EUR exchange rates. For the years ended December 31, 2017 and December 31, 2016, we had unrealized losses on foreign currency borrowings of $11.5 million and $3.6 million, respectively, primarily as a result of fluctuations in the GBP and EUR exchange rates for the year ended December 31, 2017 and GBP, SEK and EUR exchange rates for the year ended December 31, 2016. For the year ended December 31, 2018, we had unrealized losses on foreign currency cash and forward contracts of less than $0.1 million, primarily as a result of settling our foreign currency forward contracts. For both the years ended December 31, 2017 and December 31, 2016, we had unrealized gains on foreign currency cash and forward contracts of less than $0.1 million, primarily as a result of settling our foreign currency forward contracts. For the years ended December 31, 2018, 2017 and 2016, we had unrealized losses on interest rate swaps of $1.7 million, $1.0 million, and $0.3 million, respectively, due to fluctuations in interest rates.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2018, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.8% (based on total capital invested of $3.4 billion and total proceeds from these exited investments of $4.3 billion). Ninety percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the year ended December 31, 2018, we had $5.4 million of unrealized gains, and for the years ended December 31, 2017 and 2016, we had $11.5 million and $3.6 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2018, 2017 and 2016. See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2018. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150% (prior to October 9, 2018, our minimum asset coverage requirement was 200%). For more information, see “Key Components of Our Results of Operations —Leverage” above. As of December 31, 2018, 2017 and 2016, our asset coverage ratio was 270.5%, 235.5%, and 237.7%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2018, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2018, we had approximately $752.5 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of December 31, 2018, we had $10.6 million in cash and cash equivalents. During the year ended December 31, 2018, we provided $119.2 million in cash for operating activities, primarily as a result of proceeds from investments of $34.6 million, repayments on investments of $789.4 million, other operating activity of $14.4 million and an increase in net assets resulting from operations of $119.0 million, which was partially offset by funding portfolio investments of $838.2 million. Lastly, cash used in financing activities was $115.3 million during the period, primarily due to paydowns on our Revolving Credit Facility of $1,179.0 million, dividends paid of $95.9 million, and deferred financing costs of $7.8 million, which were partially offset by borrowings of $1,095.6 million (including the issuance of $150.0 million principal amount of our 2023 Notes and $57.5 million principal amount of our 2022 Convertible Notes in a reopening), and proceeds from issuance of common stock, net of offering and underwriting costs, of $71.8 million.

As of December 31, 2017, we had $6.7 million in cash and cash equivalents. During the year ended December 31, 2017, we provided $82.4 million in cash for operating activities, primarily as a result of proceeds from investments of $103.6 million, repayments on investments of $922.5 million, and an increase in net assets resulting from operations of $111.6 million, which was partially offset by funding portfolio investments of $1,028.0 million and other operating activity of $27.3 million. Lastly, cash used in financing activities was $81.7 million during the period, primarily due to paydowns on our Revolving Credit Facility of

$1,171.6 million, dividends paid of $94.7 million, and deferred financing costs of $3.9 million, which were partially offset by borrowings of $1,188.5 million (including the issuance of $115.0 million principal amount of our 2022 Convertible Notes).

As of December 31, 2018, we had $7.3 million of restricted cash pledged as collateral under our interest rate swap agreements, compared to $3.2 million as of December 31, 2017.

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

During the years ended December 31, 2018 and 2017, we also issued 893,392 and 530,996 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $16.0 million and $10.2 million, respectively. On January 15, 2019, we issued 212,818 shares of our common stock through our dividend reinvestment plan for proceeds of $3.9 million, which is not reflected in the number of shares issued for the year ended December 31, 2018 in this section or the consolidated financial statements for the year ended December 31, 2018.

On August 4, 2015, our Board authorized us to enter into a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value per share over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. We put the Company 10b5-1 Plan in place because we believe that, in current market conditions, if our common stock is trading below our then-current net asset value per share, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases.

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

On February 20, 2019, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2019. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2019 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

For the year ended December 31, 2018 and December 31, 2017 no shares were repurchased under the Company 10b5-1 Plan.  During the year ended December 31, 2016, 86,081 shares were repurchased under the Company 10b5-1 Plan at a weighted average price per share of $15.44, inclusive of commissions, for a total cost of $1.3 million.

Debt

Debt obligations consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$940.0	$187.5	$752.5	$178.8
2019 Convertible Notes	115.0	115.0	—	113.6
2022 Convertible Notes	172.5	172.5	—	168.3
2023 Notes	150.0	150.0	—	147.3
Total Debt	$1,377.5	$625.0	$752.5	$608.0

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $8.7 million, $5.6 million and $2.7 million, respectively.

	December 31, 2017
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$975.0	$486.8	$488.2	$479.7
2019 Convertible Notes	115.0	115.0	—	112.2
2022 Convertible Notes	115.0	115.0	—	111.5
Total Debt	$1,205.0	$716.8	$488.2	$703.4

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Notes are presented net of deferred financing costs and original issue discounts of $7.1 million, $6.3 million, respectively.

As of December 31, 2018 and December 31, 2017, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2018, aggregate commitments under the facility were $940 million. Pursuant to an amendment to the Revolving Credit Facility dated as of February 14, 2019 (the “Eighth Amendment”), the aggregate commitments under the facility were increased to $1.17 billion.  The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $1.5 billion.

Pursuant to the Eighth Amendment, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from February 18, 2022 to February 14, 2023 and the stated maturity date was extended from February 17, 2023 to February 14, 2024.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2018, we had outstanding debt denominated in Australian dollars (AUD) of 48.8 million and Canadian dollars (CAD) of 64.7 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2018 and December 31, 2017, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants. The financial covenants, as amended on November 5, 2018, require:

•	an asset coverage ratio of no less than 1.5 to 1 on the last day of any fiscal quarter;
•

a liquidity test under which we must not maintain cash and liquid investments of less than 10% of the covered debt amount for more than 30 consecutive business days under circumstances where our adjusted covered debt balance is greater than 90% of our adjusted borrowing base under the facility;

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after November 5, 2018;
•

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

•

minimum consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries), less total secured debt of the Company and the subsidiary guarantors, of at least $350 million at the last day of any fiscal quarter.

The November 5, 2018 amendment also established certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio. Size, pricing and other significant terms in the Revolving Credit Facility remained unchanged.

Net proceeds received from our common stock issuance in March 2018 and net proceeds received from the issuance of the 2022 Convertible Notes and 2023 Notes were used to pay down borrowings on the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible notes due December 2019. The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. As of December 31, 2018, the estimated adjusted conversion price was approximately $25.07 per share of common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%.

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

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022. The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of December 31, 2018, the estimated adjusted conversion price was approximately $20.91 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

As of December 31, 2018 and 2017, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of December 31, 2018 and 2017, we were in compliance with the terms of the indentures governing the Convertible Notes.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2018 and 2017, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2018	December 31, 2017
AppStar Financial, LLC - Revolver	$2.0	$2.0
Caris Life Sciences, Ltd. - Delayed Draw	2.5	—
ClearCompany, LLC - Delayed Draw	3.0	—
Ferrellgas, L.P. - Revolver	30.0	—
Frontline Technologies Group, LLC - Delayed Draw	9.4	9.4
G Treasury SS, LLC - Delayed Draw	5.0	—
G Treasury SS, LLC - Revolver	2.0	—
Government Brands, LLC - Revolver	5.0	—
Helix Health, Ltd. - Revolver	—	4.4
Illuminate Education, Inc. - Revolver	—	5.0
Industrial Physics, LLC - Revolver	—	5.0
Integration Appliance, Inc. - Revolver	2.6	—
IRGSE Holding Corp. - Revolver	3.0	0.3
Leaf US Holdings, Inc. - Revolver	—	2.0
Lithium Technologies, LLC - Revolver	3.9	3.7
MD America Energy, LLC - Delayed Draw	15.0	—
Marketo, Inc. - Revolver	—	1.9
Motus, LLC - Revolver	5.6	—
Northern Oil and Gas, Inc. - Delayed Draw	—	16.2
PageUp People Limited - Revolver	2.1	—
PayLease, LLC - Revolver	3.3	3.3
PaySimple, Inc. - Revolver	—	5.0
PrimeRevenue, Inc. - Revolver	6.3	—
Rex Energy Corporation - Delayed Draw	—	11.1
Riskonnect, Inc. - Revolver	—	5.0
ScentAir Technologies, Inc. - Revolver	0.8	0.8
Sovos Compliance, LLC - Delayed Draw	0.5	3.0
Sovos Compliance, LLC - Revolver	1.7	1.7
Total Portfolio Company Commitments	$103.7	$79.8

Other Commitments and Contingencies

As of December 31, 2018 and December 31, 2017, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2018, management is not aware of any pending or threatened litigation.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2018 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$187.5	$—	$—	$187.5	$—
2019 Convertible Notes	115.0	115.0	—	—	—
2022 Convertible Notes	172.5	—	—	172.5	—
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$625.0	$115.0	$—	$510.0	$—

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

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of our investments, including and in combination of:

•	the estimated enterprise value of a portfolio company (that is, the total value of the portfolio company’s net debt and equity);
•	the nature and realizable value of any collateral;
•	the portfolio company’s ability to make payments based on its earnings and cash flow;
•	the markets in which the portfolio company does business;
•	a comparison of the portfolio company’s securities to any similar publicly traded securities; and
•	overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future.

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
•

The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Adviser, Audit Committee and, where applicable, other third parties, including independent third party valuation firms engaged at the direction of the Board.

We conduct this valuation process on a quarterly basis.

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2018, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we review pricing and methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained, as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

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

Unless providing services in connection with an investment, such as syndication, structuring or diligence, all or a portion of any loan fees received by us will be deferred and amortized over the investment’s life using the effective interest method.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2018, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including on-going analyses of tax laws, regulations and interpretations thereof. The Company’s 2017, 2016 and 2015 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2018, all of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 93.4% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our Convertible Notes and 2023 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of December 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$49.9	$18.7	$31.2
Up 200 basis points	$33.3	$12.5	$20.8
Up 100 basis points	$16.6	$6.2	$10.4
Down 25 basis points	$(4.2)	$(1.6)	$(2.6)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TPG Specialty Lending, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPG Specialty Lending, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2018 and 2017, by correspondence with custodians, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York

February 20, 2019

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,546,780 and $1,523,844, respectively)	$1,565,532	$1,557,803
Non-controlled, affiliated investments (amortized cost of $84,602 and $0, respectively)	83,932	—
Controlled, affiliated investments (amortized cost of $85,018 and $162,406, respectively)	56,505	135,920
Total investments at fair value (amortized cost of $1,716,400 and $1,686,250, respectively)	1,705,969	1,693,723
Cash and cash equivalents (restricted cash of $7,303 and $3,150, respectively)	10,575	6,665
Interest receivable	8,829	6,762
Prepaid expenses and other assets	4,951	13,088
Total Assets	$1,730,324	$1,720,238
Liabilities
Debt (net of deferred financing costs of $15,508 and $11,770, respectively)	$608,007	$703,428
Management fees payable to affiliate	7,069	6,219
Incentive fees payable to affiliate	9,356	5,628
Dividends payable	25,499	23,488
Other payables to affiliate	1,621	1,901
Other liabilities	15,570	10,290
Total Liabilities	667,122	750,954
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 65,501,897 and 60,336,281 shares issued, respectively; and 65,412,817 and 60,247,201 shares outstanding, respectively	655	603
Additional paid-in capital	991,919	906,521
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Distributable earnings	71,987	63,519
Total Net Assets	1,063,202	969,284
Total Liabilities and Net Assets	$1,730,324	$1,720,238
Net Asset Value Per Share	$16.25	$16.09

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$232,517	$191,288	$167,819
Dividend income	196	345	1,727
Other income	11,298	9,617	12,685
Total investment income from non-controlled, non-affiliated investments	244,011	201,250	182,231
Investment income from non-controlled, affiliated investments:
Interest from investments	3,652	—	—
Other income	398	—	—
Total investment income from non-controlled, affiliated investments	4,050	—	—
Investment income from controlled, affiliated investments:
Interest from investments	13,763	9,443	9,975
Other income	90	204	204
Total investment income from controlled, affiliated investments	13,853	9,647	10,179
Total Investment Income	261,914	210,897	192,410
Expenses
Interest	42,761	27,441	23,108
Management fees	28,589	24,287	24,253
Incentive fees	30,515	25,497	22,703
Professional fees	7,208	5,431	8,446
Directors’ fees	414	405	390
Other general and administrative	5,226	4,827	4,382
Total expenses	114,713	87,888	83,282
Management and incentive fees waived (Note 3)	(63)	(85)	(430)
Net Expenses	114,650	87,803	82,852
Net Investment Income Before Income Taxes	147,264	123,094	109,558
Income taxes, including excise taxes	3,375	2,835	2,225
Net Investment Income	143,889	120,259	107,333
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(15,207)	10,090	44,676
Non-controlled, affiliated investments	(670)	—	—
Controlled, affiliated investments	(2,028)	7,668	(10,994)
Translation of other assets and liabilities in foreign currencies	5,455	(11,432)	(3,547)
Interest rate swaps	(1,701)	(1,031)	(333)
Total net change in unrealized gains (losses)	(14,151)	5,295	29,802
Realized gains (losses):
Non-controlled, non-affiliated investments	3,457	7,481	(772)
Controlled, affiliated investments	(14,890)	(21,776)	—
Foreign currency transactions	712	350	644
Total net realized gains (losses)	(10,721)	(13,945)	(128)
Total Unrealized and Realized Gains (Losses)	(24,872)	(8,650)	29,674
Increase in Net Assets Resulting from Operations	$119,017	$111,609	$137,007
Earnings per common share—basic and diluted	$1.86	$1.86	$2.34
Weighted average shares of common stock outstanding—basic and diluted	64,028,137	59,995,387	58,591,380

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2018

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($42,234 par, due 10/2023)	10/16/2018	L + 6.25%	8.77%	$41,611	$41,179	3.9%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,675 par, due 7/2023)	7/6/2018	C + 5.25%	7.41%	48,275	46,051 (CAD 62,896)	4.3%
Integration Appliance, Inc. (3)	First-lien loan ($52,381 par, due 8/2023)	8/13/2018	L + 7.25%	9.60%	51,608	51,281	4.8%
Jive Software, Inc. (3)(5)	First-lien loan ($52,110 par, due 6/2022)	6/12/2017	L + 9.25%	11.77%	50,656	54,194	5.1%
Motus, LLC (3)	First-lien loan ($68,880 par, due 1/2024)	1/17/2018	L + 6.75%	9.22%	67,262	69,624	6.5%
Nintex Global Limited (3)(5)	First-lien loan ($71,975 par, due 4/2024)	3/30/2018	L + 6.75%	9.28%	70,382	70,176	6.6%
Sovos Compliance, LLC (3)	First-lien loan ($36,453 par, due 3/2022)	7/1/2016	L + 6.00%	8.52%	36,032	36,453	3.4%
					324,215	327,779	30.7%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 1/2019)	10/31/2016	L + 9.00%	11.42%	4,967	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	14.42%	3,341	3,350	0.3%
					8,308	8,317	0.8%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($49,875 par, due 2/2024)	2/28/2018	L + 6.00%	8.52%	48,497	50,374	4.7%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,225 par, due 9/2023)	9/18/2017	L + 6.50%	9.02%	46,713	46,801	4.4%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,675 par, due 8/2022)	8/25/2017	L + 7.25%	9.78%	63,611	63,544	6.0%
					158,821	160,719	15.1%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($18,506 par, due 8/2020)	8/18/2015	L + 7.50%	10.02%	18,333	18,609	1.8%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	12.06%	54,080	54,994	5.2%
G Treasury SS, LLC (3)	First-lien loan ($30,515 par, due 4/2022)	4/9/2018	L + 9.25%	11.78% (incl. 3.00% PIK)	29,914	29,765	2.8%
Government Brands, LLC (3)	First-lien loan ($45,870 par, due 3/2023)	3/15/2018	L + 9.25%	11.81% (incl. 2.50% PIK)	45,001	44,853	4.2%
PayLease, LLC (3)	First-lien loan ($55,958 par, due 7/2022)	7/28/2017	L + 7.00%	9.52%	55,065	55,810	5.2%
PaySimple, Inc. (3)(5)	First-lien loan ($59,395 par, due 3/2022)	4/17/2018	L + 8.25%	10.81% (incl. 1.75% PIK)	59,121	58,652	5.5%
PrimeRevenue, Inc. (3)	First-lien loan ($20,000 par, due 12/2023)	12/31/2018	L + 8.50%	11.02% (incl. 5.50% PIK)	19,672	19,672	1.9%
Swift Gift Limited (3)(5)	First-lien loan ($28,875 par, due 1/2022)	7/31/2017	L + 6.50%	9.06%	28,335	29,958	2.8%
					309,521	312,313	29.4%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($2,500 par, due 9/2023)	9/21/2018	11.30%	11.30%	2,305	2,206	0.2%
	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,481	0.2%

Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($36,501 par, due 6/2022)	6/30/2017	L + 8.00%	10.52%	35,696	36,136	3.4%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($41,884 par, due 9/2020)	9/30/2015	L + 7.50%	10.02%	41,384	41,884	3.9%
InterOperability Bidco, Inc. (3)(5)	First-lien loan ($29,925 par, due 10/2023)	10/30/2018	L + 7.00%	9.52%	28,729	28,578	2.7%
Quantros, Inc. (3)(5)	First-lien loan ($27,965 par, due 9/2019)	2/29/2016	L + 7.75%	10.55%	26,650	27,475	2.6%
					137,264	138,760	13.0%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,042 par, due 9/2019)	9/29/2015	L + 9.50%	12.30% (incl. 5.00% PIK)	28,187	29,959	2.8%
Human resource support services
ClearCompany, LLC (3)	First-lien loan ($17,154 par, due 7/2023)	7/23/2018	L + 8.50%	11.21% (incl. 2.50% PIK)	16,885	16,751	1.6%
PageUp People Limited (3)(4)	First-lien loan (AUD 46,848 par, due 12/2022)	1/11/2018	B + 7.25%	9.17% (incl. 2.25% PIK)	36,234	32,486 (AUD 46,145)	3.1%
	First-lien revolving loan (AUD 2,000 par, due 12/2022)	1/11/2018	B + 7.25%	9.23%	1,429	1,355 (AUD 1,925)	0.1%
					54,548	50,592	4.8%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($61,665 par, due 10/2020)	10/31/2014	L + 6.75%	9.47%	61,384	62,127	5.8%
Riskonnect, Inc. (3)(5)	First-lien loan ($50,000 par, due 10/2023)	6/30/2017	L + 7.75%	10.56%	49,432	49,000	4.6%
					110,816	111,127	10.4%
Internet services
Higher Logic, LLC (3)(5)	First-lien loan ($37,810 par, due 1/2022)	6/18/2018	L + 6.00%	8.81%	37,236	36,959	3.5%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.39%	53,639	53,967	5.1%
					90,875	90,926	8.6%
Manufacturing
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.25%	9.77%	19,897	19,886	1.9%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.25%	9.77%	1,385	1,382	0.1%
					21,282	21,268	2.0%
Marketing services
Validity, Inc. (3)(5)(6)	First-lien loan ($35,550 par, due 5/2023)	5/31/2018	L + 6.50%	9.25%	34,988	34,750	3.3%
Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($13,500 par, due 9/2022)	9/12/2017	L + 7.75%	10.09%	13,251	13,331	1.3%
Oil, gas and consumable fuels
MD America Energy, LLC (3)	First-lien loan ($15,000 par, due 11/2023)	11/14/2018	L + 7.75%	10.37%	14,530	14,325	1.3%
Mississippi Resources, LLC (3)(7)	First-lien loan ($17,429 par, due 6/2020)	6/29/2018	L + 9.00%	11.52%	17,429	17,080	1.6%
					31,959	31,405	2.9%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(9)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,202	33,833	3.2%
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,559	76,074	7.2%
					107,761	109,907	10.4%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	10.49%	32,164	32,338	3.0%

American Achievement Corporation (3)	First-lien loan ($22,403 par, due 9/2020)	9/30/2015	L + 8.25%	10.60%	22,277	22,179	2.1%
	Secured Promissory Note ($795 par, due 12/2020)	12/19/2018	L + 8.25%	10.64%	787	787	0.1%
PayLess Inc. (3)(5)	ABL FILO term loan ($14,063 par, due 8/2022)	3/1/2018	L + 8.00%	10.38%	13,806	13,957	1.3%
Sears (3)(4)(11)	First-lien ABL DIP loan ($25,394 par, due 10/2019)	3/18/2016	L + 8.00%	10.42%	25,176	25,870	2.4%
					94,210	95,131	8.9%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($82,500 par, due 5/2023)	5/4/2018	L + 5.75%	8.10%	81,026	83,062	7.8%

Total Debt Investments					1,648,643	1,660,525	156.1%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)(14)	Preferred Units (4,163,090 Units)	10/16/2018			4,163	4,163	0.4%
Business Services
Motus, LLC (13)(14)	Class A Units (1,262 Units)	1/17/2018			1,262	1,262	0.1%
	Class B Units (517,020 Units)	1/17/2018			—	—	0.0%
Nintex Global Limited (13)(14)	Class A Shares (1,197 Shares)	3/30/2018			1,197	1,197	0.1%
	Class B Shares (398,557 Shares)	3/30/2018			12	12	0.0%
					2,471	2,471	0.2%
Chemicals
Vertellus Specialties, Inc. (13)	Common Units (2,672,990 units)	10/31/2016			3,828	3,503	0.3%
Financial services
AvidXchange, Inc. (13)	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	7,481	0.7%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	7	0.0%
Swift Gift Limited (13)	Common Shares (35,000 shares)	7/31/2017			3,500	7,998	0.8%
					7,353	15,486	1.5%
Healthcare
Caris Life Sciences, Ltd. (13)(14)	Warrants	9/21/2018			192	192	0.0%
SRS Parent Corp. (13)	Common Shares Class A (1,980 shares)	12/28/2012			1,980	1,064	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012			20	11	0.0%
					2,192	1,267	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (27,690,171 units) (14)	12/21/2018			20,063	4,520	0.4%
	Common Shares (8,800,000 shares)	12/21/2018			100	48	0.0%
					20,163	4,568	0.4%
Human resource support services
ClearCompany, LLC (13)(14)(15)	Class A Units (44,944 units)	8/24/2018			2,014	2,014	0.2%
Insurance
Riskonnect, Inc. (13)(14)	Common Shares Class A (1,020 units)	10/1/2018			1,020	1,020	0.1%
	Common Shares Class B (987,929 units)	10/1/2018			10	10	0.0%
					1,030	1,030	0.1%
Marketing services

Validity, Inc. (6)(13)(14)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	3,840	0.4%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)(14)	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	4,898	0.5%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
Northern Oil and Gas, Inc. (12)(13)	Common Shares (975,000 shares)	5/15/2018	1,463	2,204	0.2%
			20,703	7,102	0.7%
Total Equity and Other Investments			67,757	45,444	4.3%
Total Investments			$1,716,400	$1,705,969	160.4%

	Interest Rate Swaps as of December 31, 2018
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (b)	L	2.66%	6/27/2019	$91,500	$42	$—	$(438)
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(1,285)	—	(261)
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	378	—	86
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(1,877)	—	(1,167)
Interest rate swap (b)	4.50%	L + 1.59%	8/1/2022	50,000	539	—	539
Interest rate swap (b)	4.50%	L + 1.60%	8/1/2022	7,500	78	—	78
Interest rate swap (b)	4.50%	L + 1.99%	1/22/2023	150,000	(538)	—	(538)
Cash collateral				—	2,663	—	—
Total				$562,333	$—	$—	$(1,701)

(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2018.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 17.3% of total assets as of December 31, 2018.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2018 in which the issuer was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the year ended December 31, 2018

Company	Fair Value at December 31, 2017	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at December 31, 2018	Other Income	Interest Income
AFS Technologies, Inc.	$—	$46,040	$(266)	$(432)	$—	$45,342	$16	$1,032
Validity, Inc.	—	39,278	(450)	(238)	—	38,590	382	2,620
Total	$—	$85,318	$(716)	$(670)	$—	$83,932	$398	$3,652

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

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2018 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2018

Company	Fair Value at December 31, 2017	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at December 31, 2018	Other Income	Interest Income
AFS Technologies, Inc.	$75,780	$900	$(75,438)	$(3,658)	$2,416	$—	$—	$5,334
IRGSE Holding Corp.	34,748	8,653	—	(496)	(8,378)	34,527	5	5,582
Mississippi Resources, LLC	25,392	4,192	(143)	2,126	(9,589)	21,978	85	2,847
Total	$135,920	$13,745	$(75,581)	$(2,028)	$(15,551)	$56,505	$90	$13,763

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

(8)	As of December 31, 2018, the tax cost of the Company’s investments approximates the amortized cost.
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
(14)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $23,128, or 2.2% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2017

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Heartland Automotive Holdings, LLC (3)	First-lien loan ($25,725 par, due 1/2018)	8/28/2012	L + 10.25%	11.75%	$25,724	$25,789	2.7%
	First-lien revolving loan ($4,056 par, due 1/2018)	8/28/2012	P + 9.00%	13.50%	4,056	4,066	0.4%
					29,780	29,855	3.1%
Beverage, food and tobacco
AFS Technologies, Inc. (3)(6)	Second-lien loan ($59,621 par, due 9/2021)	6/30/2017	L + 9.05%	10.74%	59,621	57,534	5.9%
Business services
Jive Software, Inc. (3)(5)	First-lien loan ($53,730 par, due 6/2022)	6/12/2017	L + 9.25%	10.69%	51,900	53,730	5.5%
Leaf US Holdings, Inc. (3)(4)	First-lien loan ($33,221 par, due 6/2020)	6/30/2014	L + 8.00%	9.69%	32,879	33,221	3.4%
Motus, LLC (3)	First-lien loan ($20,879 par, due 7/2021)	7/29/2016	L + 10.00%	11.57% (incl. 3.00% PIK)	20,496	21,975	2.3%
Sovos Compliance, LLC (3)	First-lien loan ($34,323 par, due 3/2022)	7/1/2016	L + 6.00%	7.57%	33,862	34,421	3.6%
Tangoe, Inc. (3)(5)	First-lien loan ($49,975 par, due 6/2022)	6/16/2017	L + 8.50%	10.20% (incl. 0.50% PIK)	48,196	48,725	5.0%
					187,333	192,072	19.8%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 4/2018)	10/31/2016	L + 9.00%	10.57%	4,959	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	13.57%	3,341	3,366	0.3%
					8,300	8,333	0.8%
Communications
iHeart Communications (3)(5)	ABL FILO term loan ($115,000 par, due 11/2020)	11/30/2017	L + 4.75%	6.23%	111,613	112,700	11.6%
Education
Finalsite Holdings, Inc. (3)(5)	First-lien loan ($45,000 par, due 8/2022)	8/31/2016	L + 7.00%	8.69%	44,029	45,450	4.7%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,703 par, due 9/2023)	9/18/2017	L + 6.50%	8.09%	47,039	47,132	4.9%
Illuminate Education, Inc.(3)	First-lien loan ($56,900 par, due 8/2022)	8/25/2017	L + 8.00%	9.48%	55,772	55,971	5.8%
					146,840	148,553	15.4%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($20,364 par, due 8/2020)	8/18/2015	L + 8.00%	9.57%	20,071	20,643	2.1%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	11.06%	53,879	55,266	5.7%
PayLease, LLC (3)	First-lien loan ($56,525 par, due 7/2022)	7/28/2017	L + 7.00%	8.57%	55,413	55,627	5.7%
PaySimple, Inc. (3)	First-lien loan ($50,601 par, due 3/2022)	3/7/2017	L + 8.25%	10.00% (incl. 1.75% PIK)	49,633	50,045	5.2%
Swift Gift Limited (3)(5)	First-lien loan ($29,167 par, due 1/2022)	7/31/2017	L + 6.50%	8.13%	28,472	29,458	3.0%
					207,468	211,039	21.7%
Healthcare
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($32,338 par, due 6/2022)	6/30/2017	L + 8.00%	9.57%	31,486	31,691	3.3%
Helix Health, Ltd. (3)(4)	First-lien loan (EUR 38,019 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	45,164	47,366 (EUR 39,445)	4.9%

	First-lien revolving loan (EUR 300 par, due 9/2019)	9/30/2014	E + 10.50%	11.50%	293	540 (EUR 450)	0.1%
MatrixCare, Inc. (3)(5)	First-lien loan ($57,305 par, due 12/2021)	12/17/2015	L + 5.25%	6.94%	56,455	58,021	6.0%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($43,262 par, due 9/2020)	9/30/2015	L + 8.50%	10.19%	42,483	43,478	4.5%
Quantros, Inc. (3)(5)	First-lien loan ($29,475 par, due 2/2021)	2/29/2016	L + 7.75%	9.44%	28,772	30,212	3.1%
					204,653	211,308	21.9%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(6)	First-lien loan ($22,414 par, due 9/2019)	9/29/2015	L + 9.50%	11.19% (incl. 5.00% PIK)	22,414	17,596	1.8%
	First-lien revolving loan ($21,665 par, due 9/2019)	9/29/2015	L + 9.50%	11.06% (incl. 5.00% PIK)	21,665	17,007	1.8%
					44,079	34,603	3.6%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($63,321 par, due 10/2020)	10/31/2014	L + 6.50%	8.25%	62,899	64,904	6.7%
Riskonnect, Inc. (3)	First-lien loan ($42,800 par, due 6/2022)	6/30/2017	L + 7.75%	9.50%	41,920	42,203	4.4%
					104,819	107,107	11.1%
Internet services
Lithium Technologies, LLC (3)	First-lien loan ($50,000 par, due 10/2022)	10/3/2017	L + 8.00%	9.39%	48,840	48,927	5.0%
Manufacturing
Industrial Physics, LLC (3)	First-lien loan ($9,975 par, due 10/2022)	10/23/2017	L + 7.00%	8.55%	9,686	9,750	1.0%
	First-lien loan (EUR 21,065 par, due 10/2022)	10/23/2017	E + 7.00%	8.00%	24,260	24,915 (EUR 20,749)	2.6%
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.00%	8.57%	19,816	20,086	2.1%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.00%	8.57%	1,377	1,404	0.1%
					55,139	56,155	5.8%
Marketing services
Marketo, Inc. (3)	First-lien loan ($28,125 par, due 8/2021)	8/16/2016	L + 9.50%	11.19%	27,428	29,025	3.0%
Vivial Inc.(3)	First-lien loan ($32,463 par, due 9/2022)	9/29/2017	L + 8.00%	9.69%	31,918	31,976	3.3%
					59,346	61,001	6.3%
Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($20,000 par, due 9/2022)	9/12/2017	L + 7.75%	8.99%	19,553	19,600	2.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (3)(6)	First-lien loan ($25,229 par, due 6/2018)	5/3/2017	L + 10.50%	12.07%	25,180	25,229	2.6%
Northern Oil and Gas, Inc. (3)	First-lien loan ($48,750 par, due 11/2022)	11/1/2017	L + 7.75%	9.50%	47,563	47,450	4.9%
Rex Energy Corporation (3)	First-lien loan ($18,950 par, due 4/2021)	4/28/2017	L + 8.75%	10.50%	18,467	20,525	2.1%
					91,210	93,204	9.6%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(8)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,191	33,250	3.4%
Model N, Inc. (3)(4)	First-lien loan ($30,000 par, due 1/2022)	1/5/2017	L + 8.25%	9.88%	29,497	29,925	3.1%
Nektar Therapeutics (4)(5)(8)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,363	76,449	7.9%
					137,051	139,624	14.4%
Retail and consumer products

99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 4/2021)	9/6/2017	L + 7.75%	9.26%	24,654	24,875	2.6%
American Achievement Corporation (3)(5)	First-lien loan ($23,161 par, due 9/2020)	9/30/2015	L + 8.25%	9.62%	22,964	23,219	2.4%
Destination Maternity Corporation (3)(5)	ABL FILO term loan ($15,420 par, due 3/2021)	3/25/2016	L + 7.50%	8.74%	15,165	15,767	1.6%
Eddie Bauer LLC (3)	ABL FILO term loan ($29,250 par, due 6/2019)	3/31/2017	L + 9.25%	10.94%	28,847	29,396	3.0%
Sears (3)(4)(10)	First-lien ABL loan ($17,296 par, due 7/2020)	3/18/2016	L + 7.50%	8.89%	16,962	17,383	1.8%
					108,592	110,640	11.4%

Total Debt Investments					1,624,237	1,642,255	169.4%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(12)(13)	Class A Preferred Units (125,000 units)	6/30/2017			12,500	14,031	1.4%
	Class B Common Units (90,000 units)	6/30/2017			2	4,215	0.4%
					12,502	18,246	1.8%
Chemicals
Vertellus Specialties, Inc. (12)	Common Units (2,672,990 units)	10/31/2016			3,828	3,780	0.4%
Financial services
AvidXchange, Inc. (12)	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	7,481	0.8%
Swift Gift Limited (12)(13)	Common Shares (35,000 shares)	7/31/2017			3,500	5,066	0.5%
TICC Capital Corp. (4)(11)	Common Shares (1,059 shares)	8/5/2015			7	6	0.0%
Triangle Capital Corp. (4)(11)	Common Shares (1,384,570 shares)	11/3/2017			13,428	13,140	1.4%
					20,781	25,693	2.7%
Healthcare
Helix Health, Ltd. (4)(12)	Warrants	9/30/2014			877	1,336 (EUR 1,112)	0.1%
SRS Parent Corp. (12)	Common Shares Class A (1,980 shares)	12/28/2012			1,980	1,094	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012			20	11	0.0%
					2,877	2,441	0.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (6)(12)	Class A Units (5,000,000 units)	9/29/2015			3,896	97	0.0%
	Class C-1 Units (8,800,000 units)	9/29/2015			100	48	0.0%
					3,996	145	0.0%
Insurance
Riskonnect, Inc. (12)(13)	Preferred Class A Units (990 units)	6/30/2017			990	990	0.1%
	Common Class B Units (959,018 units)	6/30/2017			10	10	0.0%
					1,000	1,000	0.1%
Oil, gas and consumable fuels
Mississippi Resources, LLC (6)(12)(13)	Class A-1 Member Units (1,000 units)	5/3/2017			8,155	163	0.0%
	Class A-2 Member Units (933 units)	6/4/2014			8,874	—	0.0%
					17,029	163	0.0%
Total Equity and Other Investments					62,013	51,468	5.2%
Total Investments					$1,686,250	$1,693,723	174.6%

	Interest Rate Swaps as of December 31, 2017
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (b)	L	1.16%	10/5/2018	$92,500	$480	$—	$204
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(1,024)	—	(817)
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	292	—	292
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(710)	—	(710)
Cash collateral				—	962	—	—
Total				$355,833	$—	$—	$(1,031)

(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$143,889	$120,259	$107,333
Net change in unrealized gains (losses)	(14,151)	5,295	29,802
Net realized losses	(10,721)	(13,945)	(128)
Increase in Net Assets Resulting from Operations	119,017	111,609	137,007
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	71,813	—	78,250
Issuance of convertible notes	1,010	356	—
Reinvestment of dividends	16,024	10,158	10,337
Purchases of treasury stock	—	—	(1,329)
Dividends declared from distributable earnings	(113,946)	(105,051)	(92,794)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(25,099)	(94,537)	(5,536)
Total Increase in Net Assets	93,918	17,072	131,471
Net assets, beginning of period	969,284	952,212	820,741
Net Assets, End of Period	$1,063,202	$969,284	$952,212
Distributable Earnings	$71,987	$63,519	$54,105

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$119,017	$111,609	$137,007
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized (gains) losses on investments	17,905	(17,758)	(33,682)
Net change in unrealized (gains) losses on foreign currency transactions	(5,455)	11,432	3,547
Net change in unrealized losses on interest rate swaps	1,701	1,031	333
Net realized losses on investments	11,433	14,295	772
Net realized gains on foreign currency transactions	(462)	(359)	(870)
Net amortization of discount on investments	(23,315)	(29,606)	(15,624)
Amortization of deferred financing costs	4,051	3,172	2,238
Amortization of discount on debt	851	674	589
Purchases and originations of investments, net	(838,206)	(1,027,978)	(720,728)
Proceeds from investments, net	34,593	103,599	71,355
Repayments on investments	789,384	922,473	524,194
Paid-in-kind interest	(6,251)	(6,206)	(8,920)
Changes in operating assets and liabilities:
Interest receivable	(1,763)	2,619	478
Interest receivable paid-in-kind	(304)	297	10
Prepaid expenses and other assets	8,137	(10,660)	415
Management fees payable to affiliate	850	(50)	739
Incentive fees payable to affiliate	3,728	(261)	974
Payable to affiliate	(280)	346	63
Other liabilities	3,579	3,719	(4,734)
Net Cash Provided by (Used) in Operating Activities	119,193	82,388	(41,844)
Cash Flows from Financing Activities
Borrowings on debt	1,095,561	1,188,532	580,364
Repayments on debt	(1,178,959)	(1,171,592)	(533,772)
Deferred financing costs	(7,789)	(3,922)	(2,892)
Proceeds from issuance of common stock, net of offering and underwriting costs	71,813	—	78,250
Purchases of treasury stock	—	—	(1,329)
Dividends paid to stockholders	(95,909)	(94,695)	(80,291)
Net Cash Provided by (Used) in Financing Activities	(115,283)	(81,677)	40,330
Net Increase in Cash, Cash Equivalents, and Restricted Cash	3,910	711	(1,514)
Cash, cash equivalents, and restricted cash, beginning of period	6,665	5,954	7,468
Cash, Cash Equivalents, and Restricted Cash, End of Period	$10,575	$6,665	$5,954
Supplemental Information:
Interest paid during the period	$34,370	$21,148	$22,008
Excise taxes paid during the period	$2,500	$2,100	$1,500
Dividends declared during the period	$113,946	$105,051	$92,794
Reinvestment of dividends during the period	$16,024	$10,158	$10,337

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2018, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

In addition, changes in the market environment including the impact of changes in broader market indices and credit spreads and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2018, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including on-going analyses of tax laws, regulations and interpretations thereof. The Company’s 2017, 2016 and 2015 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

Accounting Standards and Regulatory Updates Adopted in 2018

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 were effective for public companies for interim and annual periods in fiscal years beginning after December 15, 2017. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows or notes to the consolidated financial statements.

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release requires presentation changes to the Company's Consolidated Balance Sheets and Consolidated Statements of Changes in Net Assets. The final rule is effective for all filings on or after November 5, 2018. The Company has adopted the SEC guidance in the current annual period. In accordance with previous SEC rules, the Company had presented distributable earnings on the Consolidated Balance Sheet, as three components: 1) undistributed net investment income; 2) net unrealized gains (losses) on investments and 3) net realized gains (losses) on investments and presented dividends from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) dividends declared from net investment income; and 2) dividends declared from realized gains. In accordance with the SEC release, distributable earnings and dividends from distributable earnings are shown in total on the Consolidated Balance Sheets and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Balance Sheets as of December 31, 2017 and to the Consolidated Statements of Changes in Net Assets for the years ended December 30, 2017 and 2016.

New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-12 (“ASU 2017-12”) “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities.” Among other things, the new guidance includes updates to the alignment of risk management activities and financial reporting, risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and other simplifications of hedge accounting guidance. The amendments of ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted in any interim period and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is evaluating whether we will elect to adopt this new guidance and the impact it will have on our financial position and results of operations.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred expenses of $3.4 million, $3.5 million and $3.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the years ended December 31, 2018, 2017 and 2016, Management Fees (gross of waivers) were $28.6 million, $24.3 million and $24.3 million, respectively, of which less than $0.1 million, less than $0.1 million and $0.1 million, respectively, were waived.

For the period ended December 31, 2016, the Adviser voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in TICC Capital Corp., now known as Oxford Square Capital Corp. (the “OXSQ Shares”).

In addition, the Adviser voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in Triangle Capital Corp. (the “TCAP Shares”) for any period in which Triangle Capital Corp. remained a portfolio company. As of June 30, 2018 the Company had fully exited its position in the TCAP Shares.

For the years ended December 31, 2018 and 2017, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to the Company’s ownership of the TCAP Shares. For the year ended December 31, 2016, Management Fees of $0.1 million were waived consisting solely of Management Fees attributable to the Company’s ownership of the OXSQ Shares.  Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. As of December 31, 2018, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the years ended December 31, 2018, 2017 and 2016, Incentive Fees (gross of waivers) were $30.5 million, $25.5 million and $22.7 million, respectively, all of which were realized and payable to the Adviser. For the years ended December 31, 2018, 2017 and 2016, no Incentive Fees were accrued related to capital gains.

For the period ended December 31, 2016, the Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of its ownership of the OXSQ Shares. The Adviser did not waive any part of the Capital Gains Fee attributable to the Company’s ownership of the OXSQ Shares and, accordingly, any realized capital gains or losses and unrealized capital losses with respect to the OXSQ Shares were applied against the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

In addition, the Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of its ownership of the TCAP Shares. The Adviser did not waive any part of the Capital Gains Fee attributable to the Company’s ownership of the TCAP Shares and, accordingly, any realized capital gains or losses and unrealized capital losses with respect to the TCAP Shares were applied against the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

For the years ended December 31, 2018 and 2017, Incentive Fees of less than $0.1 million were waived, respectively, consisting solely of Incentive Fees attributable to the Company’s ownership of the TCAP Shares. For the year ended December 31, 2016, Incentive Fees of $0.3 million were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the OXSQ Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of the TCAP Shares and OXSQ Shares and the Leverage Waiver, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

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

Investments consisted of the following at December 31, 2018 and 2017:

	December 31, 2018
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,642,015	$1,653,907	$11,892
Second-lien debt investments	4,128	4,137	9
Mezzanine debt investments	2,500	2,481	(19)
Equity and other investments	67,757	45,444	(22,313)
Total Investments	$1,716,400	$1,705,969	$(10,431)

	December 31, 2017
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,561,275	$1,581,355	$20,080
Second-lien debt investments	62,962	60,900	(2,062)
Mezzanine debt investments	—	—	—
Equity and other investments	62,013	51,468	(10,545)
Total Investments	$1,686,250	$1,693,723	$7,473

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Automotive	—	1.8%
Beverage, food and tobacco	2.7%	4.5%
Business services	19.3%	11.2%
Chemicals	0.7%	0.7%
Communications	—	6.7%
Education	9.4%	8.8%
Financial services	19.2%	14.0%
Healthcare	8.2%	12.6%
Hotel, gaming, and leisure	2.0%	2.1%
Human resource support services	3.1%	—
Insurance	6.6%	6.4%
Internet services	5.3%	2.9%
Manufacturing	1.2%	3.3%
Marketing services	2.3%	3.6%
Office products	0.8%	1.2%
Oil, gas and consumable fuels	2.3%	5.5%
Pharmaceuticals	6.4%	8.2%
Retail and consumer products	5.6%	6.5%
Transportation	4.9%	—
Total	100.0%	100.0%

The geographic composition of Investments at fair value at December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
United States
Midwest	12.0%	10.0%
Northeast	23.5%	22.9%
South	19.6%	21.6%
West	40.2%	40.6%
Canada	2.7%	2.0%
Europe	—	2.9%
Australia	2.0%	—
Total	100.0%	100.0%

5. Derivatives

Interest Rate Swaps

In January 2015, in connection with its 2019 Convertible Notes, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the three-month London Interbank Offered Rate (“LIBOR”) plus 2.86%. The swap transactions mature on December 15, 2019.

In November 2015, in connection with a fixed rate investment, the Company entered into two interest rate swap transactions, each with a $46.3 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 1.16%. The swap transactions matured on October 5, 2018. In October 2018, upon maturity of the original swap transactions, the Company entered into an interest rate swap transaction with a $91.5 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 2.66%. The swap transaction matures on June 27, 2019.

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

The following tables present the gross and net information on the Company’s interest rate swap transactions that are eligible for offset in the Company’s consolidated balance sheets as of December 31, 2018 and 2017:

	December 31, 2018
	Maturity Date	Notional Amount	Gross Amount of Recognized Asset (Liability)	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets
Interest rate swap (1)	6/27/2019	$91,500	$42	$(42)	$—
Interest rate swap	12/15/2019	115,000	(1,285)	1,285	—
Interest rate swap	1/10/2020	33,333	378	(378)	—
Interest rate swap	8/1/2022	115,000	(1,877)	1,877	—
Interest rate swap	8/1/2022	50,000	539	(539)	—
Interest rate swap	8/1/2022	7,500	78	(78)	—
Interest rate swap	1/22/2023	150,000	(538)	538	—
Total		$562,333	$(2,663)	$2,663	$—

	December 31, 2017
	Maturity Date	Notional Amount	Gross Amount of Recognized Assets (Liability)	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount of Assets in the Consolidated Balance Sheets
Interest rate swap (1)	10/5/2018	$92,500	$480	$(480)	$—
Interest rate swap	12/15/2019	115,000	(1,024)	1,024	—
Interest rate swap	1/10/2020	33,333	292	(292)	—
Interest rate swap	8/1/2022	115,000	(710)	710	—
Total		$355,833	$(962)	$962	$—

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the year ended December 31, 2018 and 2017:

			For the Year Ended December 31, 2018
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)(2)	10/5/2018	$92,500	$(1,062)	$1,742	$680
Interest rate swap (1)	6/27/2019	91,500	(562)	502	(60)
Interest rate swap	12/15/2019	115,000	(5,815)	5,175	(640)
Interest rate swap	1/10/2020	33,333	(2,792)	2,974	182
Interest rate swap	8/1/2022	115,000	(5,339)	5,175	(164)
Interest rate swap	8/1/2022	50,000	(1,065)	1,188	123
Interest rate swap	8/1/2022	7,500	(153)	169	16
Interest rate swap	1/22/2023	150,000	(6,008)	6,319	311
Total		$654,833	$(22,796)	$23,244	$448

			For the Year Ended December 31, 2017
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	10/5/2018	$92,500	$(1,086)	$1,015	$(71)
Interest rate swap	12/15/2019	115,000	(4,694)	5,175	481
Interest rate swap	1/10/2020	33,333	(2,598)	2,451	(147)
Interest rate swap	8/1/2022	115,000	(3,817)	4,715	898
Total		$355,833	$(12,195)	$13,356	$1,161

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.
(2)	Swap matured during the period.

For the years ended December 31, 2018 and 2017, the Company recognized ($1.7) million and ($1.0) million, respectively, in net change in unrealized losses on interest rate swaps in the consolidated statement of operations related to the swap transactions. As of December 31, 2018, the swap transactions had a fair value of ($2.7) million which is netted against restricted cash collateral on the Company’s consolidated balance sheet. As of December 31, 2017, the swap transactions had a fair value of ($1.0) million which is netted against restricted cash collateral on the Company’s consolidated balance sheet.

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

As of December 31, 2018, $10.0 million of cash is pledged as collateral under the Company’s derivative instruments and $7.3 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $4.1 million of cash collateral posted as of December 31, 2017, of which $3.2 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2018 and 2017:

	Fair Value Hierarchy at December 31, 2018
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$25,870	$1,628,037	$1,653,907
Second-lien debt investments	—	—	4,137	4,137
Mezzanine debt investments	—	—	2,481	2,481
Equity and other investments	2,210	—	43,234	45,444
Total investments at fair value	$2,210	$25,870	$1,677,889	$1,705,969
Interest rate swaps	—	(2,663)	—	(2,663)
Total	$2,210	$23,207	$1,677,889	$1,703,306

	Fair Value Hierarchy at December 31, 2017
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,383	$1,563,972	$1,581,355
Second-lien debt investments	—	—	60,900	60,900
Equity and other investments	13,146	—	38,322	51,468
Total investments at fair value	$13,146	$17,383	$1,663,194	$1,693,723
Interest rate swaps	—	(962)	—	(962)
Total	$13,146	$16,421	$1,663,194	$1,692,761

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2018 and 2017:

	As of and for the Year Ended
	December 31, 2018
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,563,972	$60,900	$—	$38,322	$1,663,194
Purchases or originations	808,032	788	2,500	13,625	824,945
Repayments / redemptions	(726,497)	(59,621)	—	(17,213)	(803,331)
Paid-in-kind interest	6,251	—	—	—	6,251
Net change in unrealized gains (losses)	(8,462)	2,070	(19)	(12,796)	(19,207)
Net realized gains (losses)	(20,043)	—	—	2,918	(17,125)
Net amortization of discount on securities	23,162	—	—	—	23,162
Transfers within Level 3	(18,378)	—	—	18,378	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,628,037	$4,137	$2,481	$43,234	$1,677,889

	As of and for the Year Ended
	December 31, 2017
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,454,087	$3,350	$—	$12,465	$1,469,902
Purchases or originations	995,968	—	—	17,000	1,012,968
Repayments / redemptions	(846,714)	—	—	(4,833)	(851,547)
Paid-in-kind interest	6,206	—	—	—	6,206
Net change in unrealized gains (losses)	19,915	(2,070)	—	1,845	19,690
Net realized gains (losses)	(21,013)	—	—	3,690	(17,323)
Net amortization of discount on securities	23,298	—	—	—	23,298
Transfers within Level 3	(67,775)	59,620	—	8,155	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,563,972	$60,900	$—	$38,322	$1,663,194

The following table presents information with respect to net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2018 and 2017:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Year Ended	for the Year Ended
	December 31, 2018 on	December 31, 2017 on
	Investments Held at	Investments Held at
	December 31, 2018	December 31, 2017
First-lien debt investments	$(2,139)	$16,835
Second-lien debt investments	(17)	(2,070)
Mezzanine debt investments	(19)	—
Equity and other investments	(10,448)	(5,737)
Total	$(12,623)	$9,028

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of December 31, 2018 and 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2018
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,628,037	Income approach (1)	Discount rate	6.8% — 15.8% (11.8%)	Decrease
Second-lien debt investments	4,137	Income approach (2)	Discount rate	15.8% — 15.8% (15.8%)	Decrease
Mezzanine debt investments	2,481	Income approach	Discount rate	16.4% — 16.4% (16.4%)	Decrease
Equity and other investments	43,234	Market Multiple (3)	Comparable multiple	3.0x — 13.2x (10.6x)	Increase
Total	$1,677,889

(1)	Includes $19.7 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(2)	Includes $0.8 million of second-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(3)

Includes $9.5 million of equity investments which were valued using a weighted valuation approach and $4.2 million of equity investments which due to the proximity of the transactions relative to the measurement date were valued using the cost of the investments.

	December 31, 2017
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,563,972	Income approach (1)	Discount rate	7.3% — 14.6% (10.2%)	Decrease
Second-lien debt investments	60,900	Income approach	Discount rate	12.9% — 14.0% (13.0%)	Decrease
Equity and other investments	38,322	Market Multiple (2)	Comparable multiple	4.6x — 13.2x (11.2x)	Increase
Total	$1,663,194

(1)	Includes $34.6 million of first-lien debt investments which were valued using an asset valuation waterfall.
(2)	Includes $18.6 million of equity investments which were valued using a weighted valuation approach.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2018, approximates its carrying value as the outstanding balance is callable at carrying value.  The fair value of the Company’s Convertible Notes (consisting of the 2019 Convertible Notes and the 2022 Convertible Notes) and 2023 Notes, which are categorized as Level 2 within the fair value hierarchy, as of December 31, 2018, was $428.9 million, based on broker quotes received by the Company. The aggregate principal amount of the Company’s Convertible Notes and 2023 Notes, as of December 31, 2018, was $437.5 million. The fair value of the Company’s Convertible Notes, as of December 31, 2017, was $237.9 million, based on broker quotes received by the Company. The aggregate principal amount of the Company’s Convertible Notes, as of December 31, 2017, was $230.0 million.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the Convertible Notes and 2023 Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2018 and 2017, the Company’s asset coverage was 270.5% and 235.5% respectively.

On October 8, 2018, the Company’s stockholders approved the application of the minimum asset coverage ratio of 150% to the Company, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”).

As a result and subject to certain additional disclosure requirements, as of October 9, 2018, the Company’s minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, the Company is permitted to potentially increase its maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

Debt obligations consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$940,000	$187,543	$752,457	$178,807
2019 Convertible Notes	115,000	115,000	—	113,606
2022 Convertible Notes	172,500	172,500	—	168,251
2023 Notes	150,000	150,000	—	147,343
Total Debt	$1,377,500	$625,043	$752,457	$608,007

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $8.7 million, $5.6 million and $2.7 million, respectively.

	December 31, 2017
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$975,000	$486,808	$488,192	$479,724
2019 Convertible Notes	115,000	115,000	—	112,182
2022 Convertible Notes	115,000	115,000	—	111,522
Total Debt	$1,205,000	$716,808	$488,192	$703,428

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)	The carrying values of the Revolving Credit Facility and Convertible Notes are presented net of deferred financing costs and original issue discounts of $7.1 million, $6.3 million, respectively.

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$35,713	$22,933	$20,501
Commitment fees	1,790	2,041	837
Amortization of deferred financing costs	4,051	3,172	2,238
Accretion of original issue discount	851	674	589
Swap settlements	356	(1,379)	(1,057)
Total Interest Expense	$42,761	$27,441	$23,108
Average debt outstanding (in millions)	$874.3	$645.1	$725.9
Weighted average interest rate	4.1%	3.3%	2.7%
Average 1-month LIBOR rate	2.0%	1.1%	0.5%

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2018, aggregate commitments under the facility were $940 million. Pursuant to an amendment to the Revolving Credit Facility dated as of February 14, 2019 (the “Eighth Amendment”), the aggregate commitments under the facility were increased to $1.17 billion.  The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.5 billion.

Pursuant to the Eighth Amendment, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended from  February 18, 2022 to February 14, 2023 and the stated maturity date was extended from February 17, 2023 to February 14, 2024.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2018, the Company had outstanding debt denominated in Australian dollars (AUD) of 48.8 million and Canadian dollars (CAD) of 64.7 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2018 and December 31, 2017, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.  The financial covenants, as amended on November 5, 2018, require:

•	an asset coverage ratio of no less than 1.5 to 1 on the last day of any fiscal quarter;
•

a liquidity test under which the Company must not maintain cash and liquid investments of less than 10% of the covered debt amount for more than 30 consecutive business days under circumstances where the Company’s adjusted covered debt balance is greater than 90% of the Company’s adjusted borrowing base under the facility;

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after November 5, 2018;
•

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

•

minimum consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries), less total secured debt of the Company and the subsidiary guarantors, of at least $350 million at the last day of any fiscal quarter.

The November 5, 2018 amendment also established certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio. Size, pricing and other significant terms in the Revolving Credit Facility remained unchanged.

Net proceeds received from the Company’s common stock issuance in March 2018 and net proceeds received from the issuance of the 2022 Convertible Notes and 2023 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of December 31, 2018, the Company was in compliance with the terms of the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible notes due December 2019 (the “2019 Convertible Notes”). The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the

2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of December 31, 2018, the estimated adjusted conversion price was approximately $25.07 per share of common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%. See Note 5 for further information related to the Company’s interest rate swaps.

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

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of December 31, 2018, the estimated adjusted conversion price was approximately $20.91 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

In June 2018, the Company issued an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115 million aggregate principal amount of the Company’s existing 2022 Convertible Notes issued in February 2017. In connection with the reopening of the 2022 Convertible Notes, the Company entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominantly floating rate loans. As a result of the additional swaps, the Company’s effective interest rate on the additional 2022 Convertible Notes is approximately three-month LIBOR plus 1.60%. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the years ended December 31, 2018, 2017, and 2016 the components of interest expense related to the Convertible Notes were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$11,713	$9,919	$5,175
Accretion of original issue discount	843	674	589
Amortization of deferred financing costs	1,603	1,408	774
Total Interest Expense	$14,159	$12,001	$6,538

Total interest expense in the table above does not include the effect of the interest rate swaps. During the years ended December 31, 2018, 2017 and 2016, the Company received $11.7 million, $9.9 million, and $5.2 million, respectively, and paid $12.4 million, $8.5 million, and $4.1 million, respectively, related to the quarterly settlement of its interest rate swaps. These net amounts are reductions to interest expense in the Company’s consolidated statements of operations.

As of December 31, 2018 and December 31, 2017, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of December 31, 2018 and December 31, 2017, the components of the carrying value of the Convertible Notes and the stated interest rate were as follows:

	December 31, 2018
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$172,500
Original issue discount, net of accretion	(656)	(833)
Deferred financing costs	(738)	(3,416)
Carrying value of debt	$113,606	$168,251
Stated interest rate	4.50%	4.50%

	December 31, 2017
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$115,000
Original issue discount, net of accretion	(1,308)	(302)
Deferred financing costs	(1,510)	(3,176)
Carrying value of debt	$112,182	$111,522
Stated interest rate	4.50%	4.50%

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

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of December 31, 2018, the Company was in compliance with the terms of the indentures governing the Convertible Notes.

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

For the year ended December 31, 2018, the components of interest expense related to the 2023 Notes were as follows:

December 31, 2018
Interest expense	$6,356
Accretion of original issue discount	8
Amortization of deferred financing costs	582
Total Interest Expense	$6,946

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes. During the year ended December 31, 2018, the Company received $6.3 million and paid $6.0 million related to the settlements of its interest rate swaps related to the Notes. These net amounts are included in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2018, the components of the carrying value of the 2023 Notes and the stated interest rate were as follows:

2023 Notes
Principal amount of debt	$150,000
Original issue discount, net of accretion	(38)
Deferred financing costs	(2,619)
Carrying value of debt	$147,343
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2023 Notes is three month LIBOR plus 1.99%.

As of December 31, 2018 and December 31, 2017, the Company was in compliance with the terms of the indentures governing the 2023 Notes.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments; such commitments are incorporated into the Company’s assessment of its liquidity position. The Company’s senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. The Company’s senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement.

As of December 31, 2018 and December 31, 2017, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2018	December 31, 2017
AppStar Financial, LLC - Revolver	$2,000	$2,000
Caris Life Sciences, Ltd. - Delayed Draw	2,500	—
ClearCompany, LLC - Delayed Draw	3,000	—
Ferrellgas, L.P. - Revolver	30,000	—
Frontline Technologies Group, LLC - Delayed Draw	9,377	9,377
G Treasury SS, LLC - Delayed Draw	5,000	—
G Treasury SS, LLC - Revolver	2,000	—
Government Brands, LLC - Revolver	5,000	—
Helix Health, Ltd. - Revolver	—	4,443
Illuminate Education, Inc. - Revolver	—	5,000
Industrial Physics, LLC - Revolver	—	5,000
Integration Appliance, Inc. - Revolver	2,619	—
IRGSE Holding Corp. - Revolver	3,000	335
Leaf US Holdings, Inc. - Revolver	—	2,000
Lithium Technologies, LLC - Revolver	3,959	3,659
MD America Energy, LLC - Delayed Draw	15,000	—
Marketo, Inc. - Revolver	—	1,875
Motus, LLC - Revolver	5,619	—
Northern Oil and Gas, Inc. - Delayed Draw	—	16,250
PageUp People Limited - Revolver	2,112	—
PayLease, LLC - Revolver	3,333	3,333
PaySimple, Inc. - Revolver	—	5,000
PrimeRevenue, Inc. - Revolver	6,250	—
Rex Energy Corporation - Delayed Draw	—	11,050
Riskonnect, Inc. - Revolver	—	5,000
ScentAir Technologies, Inc. - Revolver	750	750
Sovos Compliance, LLC - Delayed Draw	545	3,030
Sovos Compliance, LLC - Revolver	1,657	1,657
Total Portfolio Company Commitments	$103,721	$79,759

Other Commitments and Contingencies

As of December 31, 2018 and 2017, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2018 and 2017, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the year ended December 31, 2018 and 2017. All shares issued to stockholders in the tables below are newly issued shares.

	Year Ended
	December 31, 2018
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2017	Base	December 15, 2017	January 12, 2018	153,295
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	16,455
February 21, 2018	Base	March 15, 2018	April 13, 2018	198,296
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	33,055
May 3, 2018	Base	June 15, 2018	July 13, 2018	206,556
August 1, 2018	Supplemental	August 31, 2018	September 28, 2018	41,169
August 1, 2018	Base	September 14, 2018	October 15, 2018	214,573
November 6, 2018	Supplemental	November 30, 2018	December 31, 2018	29,993
Total Shares Issued				893,392

	Year Ended
	December 31, 2017
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2016	Base	December 31, 2016	February 1, 2017	122,836
February 22, 2017	Base	April 7, 2017 (2)	May 1, 2017	109,847
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	11,786
May 3, 2017	Base	June 15, 2017	July 14, 2017	112,166
August 2, 2017	Supplemental	August 31, 2017	September 29, 2017	26,515
August 2, 2017	Base	September 15, 2017	October 13, 2017	125,519
November 7, 2017	Supplemental	November 30, 2017	December 29, 2017	22,327
Total Shares Issued				530,996

(1)	See Note 11 for further information on base and supplemental dividends.
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

On August 4, 2015, the Company's Board approved a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of the Company’s common stock at prices just below the Company’s net asset value per share over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time.

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

On February 20, 2019, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to August 31, 2019. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of August 31, 2019 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the years ended December 31, 2018 and 2017, no shares were repurchased under the Company 10b5-1 Plan.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Increase in net assets resulting from operations	$119,017	$111,609	$137,007
Weighted average shares of common stock outstanding—basic and diluted	64,028,137	59,995,387	58,591,380
Earnings per common share—basic and diluted	$1.86	$1.86	$2.34

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the year ended December 31, 2018 was less than the conversion price for the Convertible Notes outstanding as of December 31, 2018. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. Following the completion of the quarter ended March 31, 2017, the Company introduced a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the years ended December 31, 2018, 2017, and 2016:

	Year Ended
	December 31, 2018
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	$0.03
February 21, 2018	Base	March 15, 2018	April 13, 2018	0.39
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	0.06
May 3, 2018	Base	June 15, 2018	July 13, 2018	0.39
August 1, 2018	Supplemental	August 31, 2018	September 28, 2018	0.08
August 1, 2018	Base	September 14, 2018	October 15, 2018	0.39
November 6, 2018	Supplemental	November 30, 2018	December 31, 2018	0.05
November 6, 2018	Base	December 14, 2018	January 15, 2019	0.39
Total Dividends Declared				$1.78

	Year Ended
	December 31, 2017
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 22, 2017	Base	April 7, 2017 (1)	April 28, 2017	$0.39
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	0.04
May 3, 2017	Base	June 15, 2017	July 14, 2017	0.39
August 2, 2017	Supplemental	August 31, 2017	September 29, 2017	0.09
August 2, 2017	Base	September 15, 2017	October 13, 2017	0.39
November 7, 2017	Supplemental	November 30, 2017	December 29, 2017	0.06
November 7, 2017	Base	December 15, 2017	January 12, 2018	0.39
Total Dividends Declared				$1.75

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

The dividends declared during the years ended December 31, 2018, 2017, and 2016, were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Ordinary Income (1)	$113,946	$102,400	$89,916
Long-Term Capital Gains	—	2,651	2,878
Total	$113,946	$105,051	$92,794

(1)

For the years ended December 31, 2018, 2017 and 2016, 87.16%, 89.16%, and 82.52% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The tax basis components of distributable earnings for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Undistributed net investment income - tax basis	$70,702	$61,790	$50,142
Undistributed net realized gains (losses) - tax basis	8,719	(4,989)	2,541
Net unrealized gains (losses) on investments	(7,434)	6,718	1,422
Total distributable earnings - book basis	$71,987	$63,519	$54,105

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2018, 2017 and 2016, to taxable income at December 31, 2018, 2017 and 2016:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Increase in net assets resulting from operations	$119,017	$111,609	$137,007
Adjustments:
Net unrealized loss on investments	14,151	(5,295)	(29,802)
Other income for tax purposes, not book	512	644	(290)
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	3,398	2,855	2,249
Other book-tax differences	(1,618)	2,311	(2,930)
Taxable Income	$135,360	$112,024	$106,134

Note: Taxable income is an estimate and is not fully determined until the Company’s tax return is filed. The Company’s tax year end is March 31st.

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or distributable earnings, as appropriate. In addition, due to the Company’s differing fiscal, tax, and excise tax year ends, the best estimates available are recorded to the above accounts in the period that such differences arise or are identifiable.

During the period April 1, 2018 through December 31, 2018, the Company increased distributable earnings and decreased additional paid in capital by $2.5 million attributable to U.S. federal excise taxes.

During the period April 1, 2017 through December 31, 2017, the Company increased distributable earnings and decreased additional paid in capital by $2.1 million attributable to U.S. federal excise taxes.

During the period April 1, 2016 through December 31, 2016, the Company increased distributable earnings and decreased additional paid in capital by $1.8 million attributable to U.S. federal excise taxes.

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

As of December 31, 2018, the Company had a deferred tax asset of $4.4 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $4.4 million.

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

The tax cost of the Company’s investments as of December 31, 2018 and 2017, approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Per Share Data (6)
Net asset value, beginning of period	$16.09	$15.95	$15.15	$15.53	$15.52

Net investment income (1)	2.25	2.00	1.83	1.76	2.07
Net realized and unrealized gain (loss) (1)	(0.39)	(0.14)	0.51	(0.58)	(0.33)
Total from operations	1.86	1.86	2.34	1.18	1.74
Issuance of common stock, net of offering costs (2)	0.08	0.03	0.03	—	(0.20)
Dividends declared from net investment income (2)	(1.77)	(1.53)	(1.39)	(1.15)	(1.51)
Dividends declared from realized gains (2)	(0.01)	(0.22)	(0.17)	(0.41)	(0.02)
Total increase in net assets	0.16	0.14	0.81	(0.38)	0.01
Net Asset Value, End of Period	$16.25	$16.09	$15.95	$15.15	$15.53
Per share market value at end of period	$18.09	$19.80	$18.68	$16.22	$16.82
Total return based on market value (3)	0.35%	15.36%	24.78%	5.71%	14.69%
Total return based on net asset value (4)	12.06%	11.87%	15.54%	7.62%	9.92%
Shares Outstanding, End of Period	65,412,817	60,247,201	59,716,205	54,163,960	53,797,358
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets	11.32%	9.41%	9.39%	9.31%	7.56%
Ratio of net investment income to average net assets	13.80%	12.49%	11.84%	11.35%	13.42%
Portfolio turnover	44.57%	58.08%	37.40%	34.51%	53.16%
Net assets, end of period	$1,063,202	$969,284	$952,212	$820,741	$835,405

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of Oxford Square Capital Corp. and Triangle Capital Corp.  Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 11.33%, 9.42%, 9.43% and 9.33% for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. For the year ended December 31, 2014, the Company did not own any shares of common stock of Oxford Square Capital Corp. or Triangle Capital Corp. For the year ended December 31, 2014, the ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee prior to the Company’s IPO. Excluding the effects of the waiver, the ratio of net expenses to average net assets would have been 7.88% for the year ended December 31, 2014.

(6)	Table may not sum due to rounding.

14. Selected Quarterly Financial Data (Unaudited)

	2018
	Q4	Q3	Q2	Q1
Investment Income	$74,741	$63,004	$66,401	$57,768
Net Expenses (1)	$30,634	$30,711	$30,099	$26,581
Net Investment Income	$44,107	$32,293	$36,302	$31,187
Total unrealized and realized gains (losses)	$(29,875)	$5,087	$(2,733)	$2,649
Increase in Net Assets Resulting from Operations	$14,232	$37,380	$33,569	$33,836
Net Asset Value per Share as of the End of the Quarter	$16.25	$16.47	$16.36	$16.27

	2017
	Q4	Q3	Q2	Q1
Investment Income	$48,825	$52,305	$58,819	$50,948
Net Expenses (1)	$21,946	$21,376	$24,887	$22,429
Net Investment Income	$26,879	$30,929	$33,932	$28,519
Total unrealized and realized losses	$(133)	$(6,170)	$(2,106)	$(241)
Increase in Net Assets Resulting from Operations	$26,746	$24,759	$31,826	$28,278
Net Asset Value per Share as of the End of the Quarter	$16.09	$16.09	$16.15	$16.04

	2016
	Q4	Q3	Q2	Q1
Investment Income	$49,708	$53,917	$46,034	$42,751
Net Expenses (1)	$21,641	$23,346	$20,531	$19,559
Net Investment Income	$28,067	$30,571	$25,503	$23,192
Total unrealized and realized gains (losses)	$4,656	$6,304	$24,135	$(5,421)
Increase in Net Assets Resulting from Operations	$32,723	$36,875	$49,638	$17,771
Net Asset Value per Share as of the End of the Quarter	$15.95	$15.78	$15.55	$15.11

(1)	Net expenses include income taxes, including excise taxes.

15. Subsequent Events

On February 14, 2019, the Company entered into an amendment to the Revolving Credit Facility. Under the terms of the amendment, aggregate commitments under the facility were increased to $1.17 billion. The revolving period and maturity of the facility were also extended to February 2023 and February 2024, respectively.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the SOX Code of Business Conduct and Ethics (which is set forth below), information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Our SOX Code of Business Conduct and Ethics may be found at http://www.tpgspecialtylending.com in the “Investor Resources” section of our website. We intend to disclose any substantive amendments to or waivers of required provisions of the SOX Code of Business Conduct and Ethics on our website or on a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.

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

4.3	Form of 4.50% Convertible Note Due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 10, 2014).

4.4

Indenture, dated as of February 1, 2017, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

4.5	Form of 4.50% Convertible Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

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

4.9

First Supplemental Indenture, dated as of June 19, 2018, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2018).

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

10.6

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

10.7

First Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 3, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014).

10.8

Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 27, 2014, among TPG Specialty Lending, Inc., as Borrower, Morgan Stanley Bank, N.A., as a Lender, and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014).

10.9

Third Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 17, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2014).

10.10

Second Amended and Restated Credit and Security Agreement, dated as of March 27, 2015, among TPG SL SPV, LLC, as Borrower, the Lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015).

10.11

Fourth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 2, 2015, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Suntrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2015).

10.12

Fifth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated December 22, 2016, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 22, 2017).

10.13

Amended and Restated Administration Agreement, dated as of February 22, 2017 between the Company and the Adviser (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 22, 2017).

10.14

Sixth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated February 20, 2018, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 21, 2018).

10.15

Seventh Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 5, 2018, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2018).

10.16

Eighth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 14, 2019, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent.

21.1	Subsidiaries of TPG Specialty Lending, Inc.

Exhibit No	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2019	TPG SPECIALTY LENDING, INC.

/s/ Joshua Easterly
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Gordon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2018, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2019.

Signature	Title

/s/ Joshua Easterly Joshua Easterly	Chief Executive Officer, Director and Chairman of the Board of Directors
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (Principal Financial Officer)
/s/ Michael Graf Michael Graf	Vice President (Principal Accounting Officer)
/s/ John A. Ross John A. Ross	Director and Chairman of the Audit Committee
/s/ Hurley Doddy Hurley Doddy	Director
/s/ Michael Fishman Michael Fishman	Director
/s/ Jennifer Gordon Jennifer Gordon	Director

/s/ Richard A. Higginbotham Richard A. Higginbotham	Director
/s/ Ronald K. Tanemura Ronald K. Tanemura	Director