Form 10-Q
period 2019-03-31
TPG Specialty Lending, Inc.
filed 2019-05-02
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TSLX	The New York Stock Exchange

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding at May 1, 2019 was 66,031,076.

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,649,133 and $1,546,780, respectively)	$1,680,699	$1,565,532
Non-controlled, affiliated investments (amortized cost of $90,305 and $84,602, respectively)	90,062	83,932
Controlled, affiliated investments (amortized cost of $86,281 and $85,018, respectively)	54,100	56,505
Total investments at fair value (amortized cost of $1,825,719 and $1,716,400, respectively)	1,824,861	1,705,969
Cash and cash equivalents (restricted cash of $5,622 and $7,303, respectively)	9,650	10,575
Interest receivable	9,601	8,829
Prepaid expenses and other assets	5,408	4,951
Total Assets	$1,849,520	$1,730,324
Liabilities
Debt (net of deferred financing costs of $17,708 and $15,508, respectively)	$724,521	$608,007
Management fees payable to affiliate	6,622	7,069
Incentive fees payable to affiliate	5,650	9,356
Dividends payable	25,594	25,499
Other payables to affiliate	2,426	1,621
Other liabilities	10,643	15,570
Total Liabilities	775,456	667,122
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 65,802,042 and 65,501,897 shares issued, respectively; and 65,712,962 and 65,412,817 shares outstanding, respectively	658	655
Additional paid-in capital	997,198	991,919
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Distributable earnings	77,567	71,987
Total Net Assets	1,074,064	1,063,202
Total Liabilities and Net Assets	$1,849,520	$1,730,324
Net Asset Value Per Share	$16.34	$16.25

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$46,523	$47,967
Dividend income	—	195
Other income	2,078	5,819
Total investment income from non-controlled, non-affiliated investments	48,601	53,981
Investment income from non-controlled, affiliated investments:
Interest from investments	2,411	—
Other income	31	—
Total investment income from non-controlled, affiliated investments	2,442	—
Investment income from controlled, affiliated investments:
Interest from investments	1,439	3,734
Other income	5	52
Total investment income from controlled, affiliated investments	1,444	3,786
Total Investment Income	52,487	57,767
Expenses
Interest	10,369	9,070
Management fees	6,622	6,660
Incentive fees	5,650	6,608
Professional fees	1,295	2,112
Directors’ fees	135	106
Other general and administrative	1,478	1,238
Total expenses	25,549	25,794
Management and incentive fees waived (Note 3)	—	(63)
Net Expenses	25,549	25,731
Net Investment Income Before Income Taxes	26,938	32,036
Income taxes, including excise taxes	300	850
Net Investment Income	26,638	31,186
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	12,813	8,339
Non-controlled, affiliated investments	427	—
Controlled, affiliated investments	(3,667)	(3,371)
Translation of other assets and liabilities in foreign currencies	(1,432)	(981)
Interest rate swaps	3,319	(4,194)
Total net change in unrealized gains (losses)	11,460	(207)
Realized gains (losses):
Non-controlled, non-affiliated investments	180	2,645
Controlled, affiliated investments	570	—
Foreign currency transactions	(103)	212
Total net realized gains	647	2,857
Total Net Unrealized and Realized Gains (Losses)	12,107	2,650
Increase in Net Assets Resulting from Operations	$38,745	$33,836
Earnings per common share—basic and diluted	$0.59	$0.56
Weighted average shares of common stock outstanding—basic and diluted	65,595,441	60,840,459

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($46,441 par, due 10/2023)	10/16/2018	L + 6.25%	8.75%	$45,781	$45,628	4.2%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,513 par, due 7/2023)	7/6/2018	C + 5.25%	7.23%	48,205	47,444 (CAD 63,384)	4.4%
Integration Appliance, Inc. (3)	First-lien loan ($52,381 par, due 8/2023)	8/13/2018	L + 7.25%	9.75%	51,676	51,595	4.8%
	First-lien revolving loan ($2,095 par, due 8/2023)	8/13/2018	L + 7.25%	9.74%	2,061	2,056	0.2%
Jive Software, Inc. (3)(5)	First-lien loan ($51,435 par, due 6/2022)	6/12/2017	L + 9.25%	11.75%	50,085	53,621	5.0%
Motus, LLC (3)	First-lien loan ($68,880 par, due 1/2024)	1/17/2018	L + 6.75%	9.53%	67,328	69,811	6.5%
Nintex Global Limited (3)(5)	First-lien loan ($74,789 par, due 4/2024)	3/30/2018	L + 6.75%	9.25%	73,200	75,163	7.0%
Sovos Compliance, LLC (3)	First-lien loan ($36,360 par, due 3/2022)	7/1/2016	L + 6.00%	8.50%	35,970	36,457	3.4%
					328,525	336,147	31.3%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	14.41%	3,341	3,341	0.3%

Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($49,625 par, due 2/2024)	2/28/2018	L + 6.00%	8.53%	48,307	50,617	4.7%
Frontline Technologies Group, LLC (3)	First-lien loan ($49,192 par, due 9/2023)	9/18/2017	L + 6.50%	9.10%	48,716	49,192	4.6%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,513 par, due 8/2022)	8/25/2017	L + 7.25%	9.75%	63,512	63,706	5.9%
					160,535	163,515	15.2%
Electronics
Monitronics International, Inc. (3)(11)	First-lien loan ($1,164 par, due 9/2022)	1/2/2019	L + 5.50%	8.10%	1,010	969	0.1%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($18,056 par, due 8/2020)	8/18/2015	L + 7.50%	10.00%	17,912	18,207	1.7%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	12.00%	54,133	55,130	5.1%
G Treasury SS, LLC (3)	First-lien loan ($30,749 par, due 4/2022)	4/9/2018	L + 9.25%	11.99% (incl. 3.00% PIK)	30,196	30,277	2.8%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
GC Agile Holdings Limited (3)(4)	First-lien loan ($32,910 par, due 6/2025)	1/31/2019	L + 7.00%	9.72%	32,198	32,310	3.0%
Government Brands, LLC (3)	First-lien loan ($46,151 par, due 3/2023)	3/15/2018	L + 9.25%	11.75% (incl. 2.50% PIK)	45,325	45,512	4.2%
PayLease, LLC (3)	First-lien loan ($59,807 par, due 7/2022)	7/28/2017	L + 7.00%	9.50%	58,892	59,649	5.6%
PaySimple, Inc. (3)(5)	First-lien loan ($59,621 par, due 3/2022)	4/17/2018	L + 8.25%	10.75% (incl. 1.75% PIK)	59,365	59,173	5.5%
PrimeRevenue, Inc. (3)	First-lien loan ($20,270 par, due 12/2023)	12/31/2018	L + 8.50%	11.00% (incl. 5.50% PIK)	19,957	20,204	1.9%
Swift Gift Limited (3)(5)	First-lien loan ($28,693 par, due 1/2022)	7/31/2017	L + 6.50%	9.00%	28,195	29,984	2.8%
					346,173	350,446	32.6%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($2,500 par, due 9/2023)	9/21/2018	11.30%	11.30%	2,318	2,306	0.2%
	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,531	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($36,409 par, due 6/2022)	6/30/2017	L + 8.00%	10.50%	35,655	36,227	3.4%
InterOperability Bidco, Inc. (3)(5)	First-lien loan ($29,925 par, due 10/2023)	10/30/2018	L + 7.00%	9.50%	28,778	28,952	2.7%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($41,606 par, due 9/2020)	9/30/2015	L + 7.50%	10.00%	41,176	41,815	3.9%
Quantros, Inc. (3)(5)	First-lien loan ($27,590 par, due 9/2019)	2/29/2016	L + 7.75%	10.35%	26,712	27,314	2.5%
Vita Bidco, Inc. (3)(5)	First-lien loan ($21,938 par, due 2/2024)	2/11/2019	L + 6.50%	9.00%	21,317	21,390	2.0%
					158,456	160,535	14.9%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,410 par, due 9/2019)	9/29/2015	L + 9.50%	12.10% (incl. 5.00% PIK)	28,556	30,333	2.8%
	First-lien revolving loan ($894 par, due 9/2019)	9/29/2015	L + 9.50%	12.00% (incl. 5.00% PIK)	894	886	0.1%
					29,450	31,219	2.9%
Human resource support services
ClearCompany, LLC (3)	First-lien loan ($17,261 par, due 7/2023)	7/23/2018	L + 8.50%	11.13% (incl. 2.50% PIK)	17,011	17,008	1.6%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
PageUp People Limited (3)(4)	First-lien loan (AUD 47,078 par, due 12/2022)	1/11/2018	B + 7.25%	9.27% (incl. 1.25% PIK)	36,372	33,164 (AUD 46,688)	3.1%
					53,383	50,172	4.7%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($60,837 par, due 10/2020)	10/31/2014	L + 6.50%	9.18%	60,593	61,293	5.7%
Riskonnect, Inc. (3)(5)	First-lien loan ($50,000 par, due 10/2023)	6/30/2017	L + 7.75%	10.36%	49,455	49,250	4.6%
					110,048	110,543	10.3%
Internet services
Higher Logic, LLC (3)(5)	First-lien loan ($37,715 par, due 1/2022)	6/18/2018	L + 6.00%	8.61%	37,184	37,149	3.5%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.49%	53,699	54,260	5.1%
					90,883	91,409	8.6%
Manufacturing
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.25%	9.75%	19,918	19,986	1.9%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.25%	9.75%	1,387	1,393	0.1%
					21,305	21,379	2.0%
Marketing services
Validity, Inc. (3)(5)(6)	First-lien loan ($36,797 par, due 5/2023)	5/31/2018	L + 6.50%	9.19%	36,243	36,153	3.4%
Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($13,000 par, due 9/2022)	9/12/2017	L + 7.75%	10.23%	12,773	12,967	1.2%
Oil, gas and consumable fuels
MD America Energy, LLC (3)	First-lien loan ($14,906 par, due 11/2023)	11/14/2018	L + 7.75%	10.44%	14,512	14,383	1.3%
Mississippi Resources, LLC (3)(7)	First-lien loan ($17,429 par, due 6/2020)	6/29/2018	L + 9.00%	11.50%	17,428	17,212	1.6%
					31,940	31,595	2.9%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(9)	Secured note ($30,610 par, due 9/2026)	1/5/2017	8.38%	8.38%	30,493	31,529	2.9%
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,611	76,824	7.2%
					105,104	108,353	10.1%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	10.36%	32,197	32,825	3.1%
American Achievement Corporation (3)	First-lien loan ($22,214 par, due 9/2020)	9/30/2015	L + 8.25%	10.74%	22,105	21,992	2.0%
	Secured Promissory Note ($795 par, due 12/2020)	12/19/2018	L + 8.25%	10.74%	789	795	0.1%
PayLess Inc. (3)(5)	ABL FILO term loan ($14,235 par, due 8/2022)	3/1/2018	L + 10.00%	12.50%	14,000	14,235	1.3%
Transform SR Holdings, LLC (3)	ABL FILO term loan ($75,000 par, due 2/2024)	2/11/2019	L + 7.25%	9.74%	74,265	75,000	7.0%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
					143,356	144,847	13.5%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($82,500 par, due 5/2023)	5/4/2018	L + 5.75%	8.24%	81,101	84,188	7.8%
Total Debt Investments					1,759,407	1,783,406	166.0%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)(14)	Preferred Units (4,441,090 units)	10/16/2018			4,441	4,441	0.4%
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	1,325	0.1%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global Limited (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	1,532	0.1%
	Class B Shares (398,557 shares)	3/30/2018			12	15	0.0%
					2,471	2,872	0.2%
Chemicals
Vertellus Specialties, Inc. (13)	Common Units (2,672,990 units)	10/31/2016			3,828	3,560	0.3%
Financial services
AvidXchange, Inc. (13)	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	7,481	0.7%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	7	0.0%
Swift Gift Limited (13)	Common Shares (35,000 shares)	7/31/2017			3,500	7,997	0.7%
					7,353	15,485	1.4%
Healthcare
Caris Life Sciences, Ltd. (13)(14)	Common Shares Class A (1,980 shares)	9/21/2018			192	192	0.0%
Vita Topco, Inc. (13)(14)(15)	Common Shares (1,000 shares)	2/11/2019			1,000	1,000	0.1%
					1,192	1,192	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (27,690,171 units) (14)	12/21/2018			20,063	3,600	0.3%
	Common Shares (8,800,000 shares)	12/21/2018			100	48	0.0%
					20,163	3,648	0.3%
Human resource support services
ClearCompany, LLC (13)(14)(15)	Class A Units (44,944 units)	8/24/2018			2,014	2,014	0.2%
Insurance
Riskonnect, Inc. (13)(14)	Common Shares Class A (1,020 units)	6/30/2017			1,020	1,020	0.1%
	Common Shares Class B (987,929 units)	6/30/2017			10	10	0.0%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
					1,030	1,030	0.1%
Marketing services
Validity, Inc. (6)(13)(14)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	3,840	0.4%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)(14)	Class A-1 Member Units (1,360 units)	5/3/2017			10,366	2,021	0.2%
	Class A-2 Member Units (933 units)	6/4/2014			8,874	—	0.0%
Northern Oil and Gas, Inc. (12)(13)	Common Shares (493,316 shares)	5/15/2018			740	1,352	0.0%
					19,980	3,373	0.2%
Total Equity and Other Investments					66,312	41,455	3.6%
Total Investments					$1,825,719	$1,824,861	169.6%

	Interest Rate Swaps as of March 31, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap (b)	L	2.66%	6/27/2019	$91,500	$(13)	$—	$(55)
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(870)	—	415
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	267	—	(111)
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(781)	—	1,096
Interest rate swap (b)	4.50%	L + 1.59%	8/1/2022	50,000	933	—	394
Interest rate swap (b)	4.50%	L + 1.60%	8/1/2022	7,500	137	—	59
Interest rate swap (b)	4.50%	L + 1.99%	1/22/2023	150,000	983		1,521
Cash collateral				—	—	—	—
Total				$562,333	$656	$—	$3,319

(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2019.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 16.5% of total assets as of March 31, 2019.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended March 31, 2019 in which the issuer was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the three months ended March 31, 2019

Company	Fair Value at December 31, 2018	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at March 31, 2019	Other Income	Interest Income
AFS Technologies, Inc.	$45,342	$4,742	$(294)	$279	$—	$50,069	$19	$1,248
Validity, Inc.	38,590	1,489	(234)	148	—	39,993	12	1,163
Total	$83,932	$6,231	$(528)	$427	$—	$90,062	$31	$2,411

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

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2019 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the three months ended March 31, 2019

Company	Fair Value at December 31, 2018	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Fair Value at March 31, 2019	Other Income	Interest Income
IRGSE Holding Corp.	$34,527	$1,262	$—	$(922)	$—	$34,867	$5	$937
Mississippi Resources, LLC	21,978	—	—	(2,745)	—	19,233	—	502
Total	$56,505	$1,262	$—	$(3,667)	$—	$54,100	$5	$1,439

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

(8)

As of March 31, 2019, the estimated cost basis of investments for U.S. federal tax purposes was $1,825,595, resulting in estimated gross unrealized gains and losses of $86,883 and $82,732, respectively.

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
(14)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2019, the aggregate fair value of these securities is $15,652, or 1.5% of the Company’s net assets.

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Increase in Net Assets Resulting from Operations
Net investment income	$26,638	$31,186
Net change in unrealized gains (losses)	11,460	(207)
Net realized gains	647	2,857
Increase in Net Assets Resulting from Operations	38,745	33,836
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	63,015
Reinvestment of dividends	5,586	3,200
Dividends declared from net investment income	(33,469)	(25,368)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(27,883)	40,847
Total Increase in Net Assets	10,862	74,683
Net assets, beginning of period	1,063,202	969,284
Net Assets, End of Period	$1,074,064	$1,043,967
Distributable Earnings	$77,567	$64,965

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$38,745	$33,836
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(9,573)	(4,968)
Net change in unrealized losses on foreign currency transactions	1,432	981
Net change in unrealized (gains) losses on interest rate swaps	(3,319)	4,194
Net realized gains on investments	(750)	(2,645)
Net realized (gains) losses on foreign currency transactions	10	(71)
Net amortization of discount on investments	(2,462)	(3,539)
Amortization of deferred financing costs	1,085	870
Amortization of discount on debt	225	178
Purchases and originations of investments, net	(148,265)	(319,241)
Proceeds from investments, net	3,472	14,743
Repayments on investments	40,418	101,090
Paid-in-kind interest	(1,805)	(994)
Changes in operating assets and liabilities:
Interest receivable	(804)	(1,670)
Interest receivable paid-in-kind	32	(109)
Prepaid expenses and other assets	201	9,675
Management fees payable to affiliate	(447)	412
Incentive fees payable to affiliate	(3,706)	946
Payable to affiliate	805	509
Other liabilities	(2,264)	(3,392)
Net Cash Used in Operating Activities	(86,970)	(169,195)
Cash Flows from Financing Activities
Borrowings on debt	310,166	538,975
Repayments on debt	(193,046)	(402,879)
Deferred financing costs	(3,286)	(5,612)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	63,015
Dividends paid to stockholders	(27,789)	(22,099)
Net Cash Provided by Financing Activities	86,045	171,400
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(925)	2,205
Cash, cash equivalents, and restricted cash, beginning of period	10,575	6,665
Cash, Cash Equivalents, and Restricted Cash, End of Period	$9,650	$8,870
Supplemental Information:
Interest paid during the period	$11,321	$7,303
Excise taxes paid during the period	$3,100	$2,500
Dividends declared during the period	$33,469	$25,368
Reinvestment of dividends during the period	$5,586	$3,200

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”), on February 20, 2019.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At March 31, 2019, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

In addition, changes in the market environment, including the impact of changes in broader market indices and credit spreads, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

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

Income Taxes

The Company has elected to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

New Accounting Pronouncements

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

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for the allocable portion of the costs of compensation, benefits, and related administrative expenses of our officers who provide operational and administrative services to us pursuant to the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate).  Such reimbursable amounts include the allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s Chief Compliance Officer, Chief Financial Officer, and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement, including individuals who provide “back office” or “middle office” financial, operational, legal and/or compliance services to us.  The Company reimburses the Adviser (or its affiliates) for the allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company. The Company may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

For the three months ended March 31, 2019 and 2018, the Company incurred expenses of $1.1 million and $0.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2019 and 2018 Management Fees (gross of waivers) were $6.6 million and $6.7 million, respectively.

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

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. As of March 31, 2019, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the three months ended March 31, 2019 and 2018, Incentive Fees (gross of waivers) were $5.7 million and $6.6 million, respectively, all of which were realized and payable to the Adviser.

The Adviser voluntarily waived the Incentive Fees attributable to pre-Incentive Fee net investment income accrued by the Company as a result of its ownership of the TCAP Shares for any period in which Triangle Capital Corp. remained the Company’s portfolio company. The Adviser has not waived any part of the Capital Gains Fee attributable to the Company’s ownership of the TCAP Shares and, accordingly, any realized capital gains or losses and unrealized capital depreciation with respect to the TCAP Shares will be applied against the Company’s cumulative realized capital gains on which the Capital Gains Fee is calculated.

The Adviser did not waive any Incentive Fees for the three months ended March 31, 2019. For the three months ended March 31, 2018, Incentive Fees of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TCAP Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of certain investments, including the TCAP Shares and the Leverage Waiver, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

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

Investments at fair value consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,752,777	$1,776,738	$23,961
Second-lien debt investments	4,130	4,137	7
Mezzanine debt investments	2,500	2,531	31
Equity and other investments	66,312	41,455	(24,857)
Total Investments	$1,825,719	$1,824,861	$(858)

	December 31, 2018
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,642,015	$1,653,907	$11,892
Second-lien debt investments	4,128	4,137	9
Mezzanine debt investments	2,500	2,481	(19)
Equity and other investments	67,757	45,444	(22,313)
Total Investments	$1,716,400	$1,705,969	$(10,431)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Beverage, food and tobacco	2.7%	2.7%
Business services	18.6%	19.3%
Chemicals	0.4%	0.7%
Education	9.0%	9.4%
Electronics	0.1%	—
Financial services	20.0%	19.2%
Healthcare	8.9%	8.2%
Hotel, gaming, and leisure	1.9%	2.0%
Human resource support services	2.9%	3.1%
Insurance	6.1%	6.6%
Internet services	5.0%	5.3%
Manufacturing	1.2%	1.2%
Marketing services	2.2%	2.3%
Office products	0.7%	0.8%
Oil, gas and consumable fuels	1.9%	2.3%
Pharmaceuticals	5.9%	6.4%
Retail and consumer products	7.9%	5.6%
Transportation	4.6%	4.9%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
United States
Midwest	13.7%	12.0%
Northeast	22.0%	23.5%
South	18.3%	19.6%
West	39.8%	40.2%
Australia	1.8%	2.0%
Bermuda	1.8%	—
Canada	2.6%	2.7%
Total	100.0%	100.0%

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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three months ended March 31, 2019 and 2018:

			March 31, 2019
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	6/27/2019	$91,500	$(609)	$646	$37
Interest rate swap	12/15/2019	115,000	(1,588)	1,294	(294)
Interest rate swap	1/10/2020	33,333	(698)	769	71
Interest rate swap	8/1/2022	115,000	(1,455)	1,294	(161)
Interest rate swap	8/1/2022	50,000	(537)	563	26
Interest rate swap	8/1/2022	7,500	(81)	84	3
Interest rate swap	1/22/2023	150,000	(1,759)	1,687	(72)
Total		$562,333	$(6,727)	$6,337	$(390)

			March 31, 2018
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	10/5/2018	$92,500	$(275)	$321	$46
Interest rate swap	12/15/2019	115,000	(1,279)	1,294	15
Interest rate swap	1/10/2020	33,333	(698)	687	(11)
Interest rate swap	8/1/2022	115,000	(1,169)	1,294	125
Interest rate swap	1/22/2023	150,000	(1,005)	1,256	251
Total		$505,833	$(4,426)	$4,852	$426

(1)	The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate.

For the three months ended March 31, 2019 and 2018, the Company recognized $3.3 million and ($4.2) million, respectively, in net change in unrealized gains (losses) on interest rate swaps in the consolidated statement of operations related to the swap transactions. As of March 31, 2019, the swap transactions had a fair value of $0.7 million on the Company’s consolidated balance sheet. As of December 31, 2018, the swap transactions had a fair value of ($2.7) million which is netted against restricted cash collateral on the Company’s consolidated balance sheet. The Company’s interest rate swaps are with one counterparty and are centrally cleared through a registered commodities exchange.

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

As of March 31, 2019, $5.6 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $10.0 million of cash collateral posted as of December 31, 2018, of which $7.3 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2019 and December 31, 2018:

	Fair Value Hierarchy at March 31, 2019
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$969	$1,775,769	$1,776,738
Second-lien debt investments	—	—	4,137	4,137
Mezzanine debt investments	—	—	2,531	2,531
Equity and other investments	1,358	—	40,097	41,455
Total investments at fair value	$1,358	$969	$1,822,534	$1,824,861
Interest rate swaps	—	656	—	656
Total	$1,358	$1,625	$1,822,534	$1,825,517

	Fair Value Hierarchy at December 31, 2018
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$25,870	$1,628,037	$1,653,907
Second-lien debt investments	—	—	4,137	4,137
Mezzanine debt investments	—	—	2,481	2,481
Equity and other investments	2,210	—	43,234	45,444
Total investments at fair value	$2,210	$25,870	$1,677,889	$1,705,969
Interest rate swaps	—	(2,663)	—	(2,663)
Total	$2,210	$23,207	$1,677,889	$1,703,306

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2019 and 2018:

	As of and for the Three Months Ended
	March 31, 2019
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,628,037	$4,137	$2,481	$43,234	$1,677,889
Purchases or originations	145,977	—	—	1,278	147,255
Repayments / redemptions	(15,020)	—	—	(1,636)	(16,656)
Paid-in-kind interest	1,805	—	—	—	1,805
Net change in unrealized gains (losses)	12,802	(1)	50	(2,414)	10,437
Net realized losses	(73)	—	—	(365)	(438)
Net amortization of discount on securities	2,241	1	—	—	2,242
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,775,769	$4,137	$2,531	$40,097	$1,822,534

	As of and for the Three Months Ended
	March 31, 2018
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,563,972	$60,900	$—	$38,322	$1,663,194
Purchases or originations	316,770	—	—	2,471	319,241
Repayments / redemptions	(101,090)	—	—	(1,379)	(102,469)
Paid-in-kind interest	994	—	—	—	994
Net change in unrealized gains	1,312	464	—	2,639	4,415
Net realized gains	59	—	—	502	561
Net amortization of discount on securities	3,510	—	—	—	3,510
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,785,527	$61,364	$—	$42,555	$1,889,446

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2019 and 2018:

	Net Change in Unrealized	Net Change in Unrealized
	Appreciation or (Depreciation)	Appreciation or (Depreciation)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2019 on	March 31, 2018 on
	Investments Held at	Investments Held at
	March 31, 2019	March 31, 2018
First-lien debt investments	$12,802	$5,065
Second-lien debt investments	(1)	464
Mezzanine debt investments	50	—
Equity and other investments	(3,337)	3,097
Total	$9,514	$8,626

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2019
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,775,769	Income approach	Discount rate	6.0% — 15.2% (11.0%)	Decrease
Second-lien debt investments	4,137	Income approach	Discount rate	11.3% — 15.7% (14.9%)	Decrease
Mezzanine debt investments	2,531	Income approach	Discount rate	15.9% — 15.9% (15.9%)	Decrease
Equity and other investments	40,097	Market Multiple (1)	Comparable multiple	3.0x — 13.2x (10.4x)	Increase
Total	$1,822,534

(1)

Includes $5.7 million of equity investments which were valued using a weighted valuation approach and $1.0 million of equity investments which due to the proximity of the transactions relative to the measurement date were valued using the cost of the investments.

	December 31, 2018
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,628,037	Income approach (1)	Discount rate	6.8% — 15.8% (11.8%)	Decrease
Second-lien debt investments	4,137	Income approach (2)	Discount rate	15.8% — 15.8% (15.8%)	Decrease
Mezzanine debt investments	2,481	Income approach	Discount rate	16.4% — 16.4% (16.4%)	Decrease
Equity and other investments	43,234	Market Multiple (3)	Comparable multiple	3.0x — 13.2x (10.6x)	Increase
Total	$1,677,889

(1)	Includes $19.7 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date were valued using the cost of the investments.
(2)	Includes $0.8 million of second-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(3)

Includes $9.5 million of equity investments which were valued using a weighted valuation approach and $4.2 million of equity investments which due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2019 and December 31, 2018, approximates its carrying value as the outstanding balance is callable at carrying value.

The fair value of the Company’s Convertible Notes (consisting of the 2019 Convertible Notes and the 2022 Convertible Notes) and 2023 Notes, which are categorized as Level 2 within the fair value hierarchy, as of March 31, 2019 and December 31, 2018, was $437.3 million and $428.9 million, respectively, based on broker quotes received by the Company. The aggregate principal amount of the Company’s Convertible Notes and 2023 Notes, as of March 31, 2019 and December 31, 2018, was $437.5 million and $437.5 million, respectively.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage was 244.7% and 270.5%, respectively.

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

Debt obligations consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$1,170,000	$306,032	$863,968	$294,512
2019 Convertible Notes	115,000	115,000	—	113,966
2022 Convertible Notes	172,500	172,500	—	168,539
2023 Notes	150,000	150,000	—	147,504
Total Debt	$1,607,500	$743,532	$863,968	$724,521

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $11.5 million, $5.0 million and $2.5 million, respectively.

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

For the three months ended March 31, 2019 and 2018, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest expense	$7,814	$7,959
Commitment fees	747	455
Amortization of deferred financing costs	1,085	870
Accretion of original issue discount	225	177
Swap settlement	498	(391)
Total Interest Expense	$10,369	$9,070
Average debt outstanding (in millions)	$705.8	$826.8
Weighted average interest rate	4.7%	3.7%
Average 1-month LIBOR rate	2.5%	1.7%

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2019, the Company had outstanding debt denominated in Australian dollars (AUD) of 47.1 million and Canadian dollars (CAD) of 64.5 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2019 and December 31, 2018, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of March 31, 2019 and December 31, 2018, the Company was in compliance with the terms of the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible notes due December 2019 (the “2019 Convertible Notes”). The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of March 31, 2019, the estimated adjusted conversion price was approximately $24.91 per share of common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%. See Note 5 for further information related to the Company’s interest rate swaps.

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

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of March 31, 2019, the estimated adjusted conversion price was approximately $20.79 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest expense	$3,234	$2,588
Accretion of original issue discount	222	176
Amortization of deferred financing costs	425	361
Total Interest Expense	$3,881	$3,125

Total interest expense in the table above does not include the effect of the interest rate swaps related to the Convertible Notes. During the three months ended March 31, 2019 and 2018, the Company received $3.2 million and $2.6 million, respectively, and paid $3.7 million and $2.4 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2019 and December 31, 2018, the components of the carrying value of the Convertible Notes and the stated interest rate were as follows:

	March 31, 2019
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$172,500
Original issue discount, net of accretion	(486)	(780)
Deferred financing costs	(548)	(3,181)
Carrying value of debt	$113,966	$168,539
Stated interest rate	4.50%	4.50%

	December 31, 2018
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$172,500
Original issue discount, net of accretion	(656)	(833)
Deferred financing costs	(738)	(3,416)
Carrying value of debt	$113,606	$168,251
Stated interest rate	4.50%	4.50%

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

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of March 31, 2019 and December 31, 2018, the Company was in compliance with the terms of the indentures governing the Convertible Notes.

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

As of March 31, 2019 and 2018, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the 2023 Notes were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest expense	$1,688	$1,294
Accretion of original issue discount	2	2
Amortization of deferred financing costs	159	115
Total Interest Expense	$1,849	$1,411

Total interest expense in the table above does not include the effect of the interest rate swap related to the 2023 Notes. During the three months ended March 31, 2019 and 2018, the Company received $1.7 million and $1.3 million, respectively, and paid $1.8 million and $1.0 million, respectively, related to the settlements of its interest rate swap related to the 2023 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2019 and December 31, 2018, the components of the carrying value of the 2023 Notes and the stated interest rate were as follows:

	March 31, 2019	December 31, 2018
Principal amount of debt	$150,000	$150,000
Original issue discount, net of accretion	(36)	(38)
Deferred financing costs	(2,460)	(2,619)
Carrying value of debt	$147,504	$147,343
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swap. The Company’s swap-adjusted interest rate on the 2023 Notes is three month LIBOR plus 1.99%. Please see Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2019 and December 31, 2018, the Company was in compliance with the terms of the indenture governing the 2023 notes.

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

As of March 31, 2019 and December 31, 2018, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2019	December 31, 2018
AppStar Financial, LLC - Revolver	$2,000	$2,000
Caris Life Sciences, Ltd. - Delayed Draw	2,500	2,500
ClearCompany, LLC - Delayed Draw	3,000	3,000
Ferrellgas, L.P. - Revolver	30,000	30,000
Frontline Technologies Group, LLC - Delayed Draw	7,291	9,377
GC Agile Holdings Limited - Delayed Draw	7,073	—
G Treasury SS, LLC - Delayed Draw	5,000	5,000
G Treasury SS, LLC - Revolver	2,000	2,000
Government Brands, LLC - Revolver	5,000	5,000
Integration Appliance, Inc. - Revolver	524	2,619
IRGSE Holding Corp. - Revolver	2,106	3,000
Lithium Technologies, LLC - Revolver	3,959	3,959
MD America Energy, LLC - Delayed Draw	15,000	15,000
Motus, LLC - Revolver	5,619	5,619
PageUp People Limited - Revolver	3,552	2,112
PayLease, LLC - Revolver	3,333	3,333
PrimeRevenue, Inc. - Revolver	6,250	6,250
ScentAir Technologies, Inc. - Revolver	750	750
Sovos Compliance, LLC - Delayed Draw	545	545
Sovos Compliance, LLC - Revolver	1,657	1,657
Total Portfolio Company Commitments	$107,159	$103,721

Other Commitments and Contingencies

As of March 31, 2019 and December 31, 2018, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of March 31, 2019 or December 31, 2018, respectively.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2019 and December 31, 2018, management is not aware of any pending or threatened litigation.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2019 and 2018. All shares issued to stockholders in the tables below are newly issued shares.

	Three Months Ended
	March 31, 2019
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 6, 2018	Base	December 14, 2018	January 15, 2019	212,818
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	87,327
Total Shares Issued				300,145

	Three Months Ended
	March 31, 2018
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2017	Base	December 15, 2017	January 12, 2018	153,295
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	16,455
Total Shares Issued				169,750

(1)	See Note 11 for further information on base and supplemental dividends.

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

On May 2, 2019, the Board authorized an amendment to the Company 10b5-1 Plan to (1) revise the market prices at which the agent will repurchase shares of the Company’s common stock on its behalf from just below the Company’s most recently reported net asset value per share to just below 1.05x the most recently reported net asset value per share, less the amount of any supplemental dividend declared for that quarter but not yet reflected in the most recently reported net asset value per share, and (2) extend the termination date to November 30, 2019.

Unless otherwise extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of the termination date or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the three months ended March 31, 2019 and 2018, no shares were repurchased under the Company 10b5-1 Plan.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2019	March 31, 2018
Increase in net assets resulting from operations	$38,745	$33,836
Weighted average shares of common stock outstanding—basic and diluted	65,595,441	60,840,459
Earnings per common share—basic and diluted	$0.59	$0.56

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2019 was less than the conversion price for the Convertible Notes outstanding as of March 31, 2019. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	$0.12
February 20, 2019	Base	March 15, 2019	April 15, 2019	0.39
Total Dividends Declared				$0.51

	Three Months Ended
	March 31, 2018
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	$0.03
February 21, 2018	Base	March 15, 2018	April 13, 2018	0.39
Total Dividends Declared				$0.42

The dividends declared during the three months ended March 31, 2019 and 2018 were derived from net investment income, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Ordinary Income	$33,469	$25,368
Capital Gains	—	—
Total	$33,469	$25,368

The tax basis components of distributable earnings as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Undistributed net investment income - tax basis	$63,524	$70,702
Undistributed net realized gains - tax basis	10,016	8,719
Net unrealized gains (losses) on investments	4,027	(7,434)
Total distributable earnings - book basis	$77,567	$71,987

The following reconciles increase in net assets resulting from operations to taxable income for the three months ended March 31, 2019 and 2018:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Increase in net assets resulting from operations	$38,745	$33,836
Adjustments:
Net unrealized gains (losses) on investments	(11,461)	207
Other income for tax purposes, not book	425	330
Deferred organization costs	(25)	(25)
Other expenses not currently deductible	303	854
Other book-tax differences	3,287	(5,185)
Capital loss carryforward	—	(3,877)
Taxable Income	$31,274	$26,140

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

For the three months ended March 31, 2019, the Company increased distributable earnings and decreased additional paid in capital by $0.3 million attributable to U.S. federal excise taxes.

For the three months ended March 31, 2018, the Company increased distributable earnings and decreased additional paid in capital by $0.9 million attributable to U.S. federal excise taxes.

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

As of March 31, 2019, the Company had an estimated deferred tax asset of $5.9 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $5.9 million.

As of December 31, 2018, the Company had an estimated deferred tax asset of $4.4 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $4.4 million.

During the period April 1, 2018 through March 31, 2019, the Company’s estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the tax year; consequently, the Company has elected to carry forward the excess for distribution to shareholders. The amount carried forward is estimated to be approximately $103.5 million, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2018 tax returns are filed in 2019.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the three months ended March 31, 2019 and 2018, a net expense of $0.3 million and $0.9 million, respectively, was recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2019 and 2018.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Per Share Data (7)
Net asset value, beginning of period	$16.25	$16.09

Net investment income (1)	0.41	0.51
Net realized and unrealized gain (1)	0.18	0.05
Total from operations	0.59	0.56
Issuance of common stock, net of offering costs (2)	0.01	0.05
Dividends declared from net investment income (2)	(0.51)	(0.42)
Total increase in net assets	0.09	0.19
Net Asset Value, End of Period	$16.34	$16.27
Per share market value at end of period	$20.00	$17.86
Total return based on market value (3)	13.38%	(7.68)%
Total return based on net asset value (4)	3.69%	3.73%
Shares Outstanding, End of Period	65,712,962	64,166,951
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	9.68%	10.56%
Ratio of net investment income to average net assets	9.97%	12.39%
Portfolio turnover	7.27%	25.72%
Net assets, end of period	$1,074,064	$1,043,967

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of Triangle Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 10.59% for the three months ended March 31, 2018. The Adviser did not waive any Management Fees or Incentive Fees for the three months ended March 31, 2019.

(7)	Table may not sum due to rounding.

14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2019.

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

On August 4, 2015, our Board authorized us to enter into a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value per share over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. We put the Company 10b5-1 Plan in place because we believe that if our common stock is trading below our then-current net asset value per share, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases.

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

On May 2, 2019, the Board authorized an amendment to the Company 10b5-1 Plan to (1) revise the market prices at which the agent will repurchase shares of the Company’s common stock on its behalf from just below the Company’s most recently reported net asset value per share to just below 1.05x the most recently reported net asset value per share, less the amount of any supplemental dividend declared for that quarter but not yet reflected in the most recently reported net asset value per share, and (2) extend the termination date to November 30, 2019.

Unless otherwise extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of the termination date or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2019, we have originated more than $9.7 billion aggregate principal amount of investments and retained approximately $5.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2019, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 82.0% of our total investments based on fair value, had weighted average annual revenue of $107.0 million and weighted average annual EBITDA of $31.5 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2019, the largest single investment based on fair value represented 4.6% of our total investment portfolio.

As of March 31, 2019, the average investment size in each of our portfolio companies was approximately $38.0 million based on fair value.

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

As of March 31, 2019, the largest industry represented 20.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2019, approximately 97.6% of our portfolio was invested in secured debt, including 97.4% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2019, the weighted average term on new investment commitments in new portfolio companies was 5.4 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2019, we had call protection on 85.7% of our debt investments based on fair value, with weighted average call prices of 105.5% for the first year, 102.9% for the second year and 101.3% for the third year, in each case from the date of the initial investment. As of March 31, 2019, 99.7% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 93.9% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP is a global finance and investment firm with over $30 billion of assets under management as of December 31, 2018. TSSP is in a strategic partnership with TPG, the global alternative asset firm. TSSP’s core platforms include TPG Specialty Lending, TSL Europe, which is aimed at European middle-market loan originations, TSSP Adjacent Opportunities, which has the flexibility to invest across all of TSSP’s private credit market investments, TSSP Opportunities Partners, which focuses on actively managed opportunistic investments across the credit cycle, TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, and TSSP Capital Solutions, which provides financing solutions to growing companies. TSSP has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 200 investment and operating professionals. As of March 31, 2019, thirty two (32) of these personnel are dedicated to our business, including twenty five (25) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2019, 99.7% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 93.9% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2019, 3.4% of our total investment income was comprised of PIK interest.

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
•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing, including the allocable portion of the compensation of our Chief Compliance Officer, Chief Financial Officer and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs);

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

Portfolio and Investment Activity

As of March 31, 2019, our portfolio based on fair value consisted of 97.4% first-lien debt investments, 0.2% second-lien debt investments, 0.1% mezzanine debt investments, and 2.3% equity and other investments. As of December 31, 2018, our portfolio based on fair value consisted of 96.9% first-lien debt investments, 0.2% second-lien debt investments, 0.2% mezzanine debt investments, and 2.7% equity and other investments.

As of March 31, 2019 and December 31, 2018, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.4% and 11.6%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.6% and 11.7%, respectively.

As of March 31, 2019 and December 31, 2018, we had investments in 48 and 46 portfolio companies, respectively, with an aggregate fair value of $1,824.9 million and $1,706.0 million, respectively.

For the three months ended March 31, 2019, the principal amount of new investments funded was $145.3 million in four new portfolio companies and four existing portfolio companies. For this period, we had $33.1 million aggregate principal amount in exits and repayments.

For the three months ended March 31, 2018, the principal amount of new investments funded was $313.5 million in seven new portfolio companies. For this period, we had $106.0 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended March 31, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
New investment commitments:
Gross originations	$179.4	$564.6
Less: Syndications/sell downs	27.0	232.9
Total new investment commitments	$152.4	$331.7
Principal amount of investments funded:
First-lien	$144.0	$311.0
Second-lien	—	—
Mezzanine	—	—
Equity and other	1.3	2.5
Total	$145.3	$313.5
Principal amount of investments sold or repaid:
First-lien	$30.4	$93.9
Second-lien	—	—
Mezzanine	—	—
Equity and other	2.7	12.1
Total	$33.1	$106.0
Number of new investment commitments in new portfolio companies	4	7
Average new investment commitment amount in new portfolio companies	$34.8	$47.4
Weighted average term for new investment commitments in new portfolio companies (in years)	5.4	5.7
Percentage of new debt investment commitments at floating rates (1)	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	10.0%	10.0%
Weighted average spread over LIBOR of new floating rate investment commitments	7.4%	7.8%
Weighted average interest rate on investments sold or paid down	10.6%	11.4%

As of March 31, 2019 and December 31, 2018, our investments consisted of the following:

	March 31, 2019		December 31, 2018
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,776.8	$1,752.9	$1,653.9	$1,642.0
Second-lien debt investments	4.1	4.1	4.1	4.1
Mezzanine debt investments	2.5	2.5	2.5	2.5
Equity and other investments	41.5	66.3	45.5	67.8
Total	$1,824.9	$1,825.8	$1,706.0	$1,716.4

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,824.9	100.0%	$1,706.0	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,824.9	100.0%	$1,706.0	100.0%

	March 31, 2019		December 31, 2018
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,825.8	100.0%	$1,716.4	100.0%
Non-accrual (1)	—	—	—	—
Total	$1,825.8	100.0%	$1,716.4	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Weighted average total yield of debt and income producing securities (1)	11.4%	11.6%
Weighted average interest rate of debt and income producing securities	10.9%	11.1%
Weighted average spread over LIBOR of all floating rate investments (2)	8.5%	8.6%

(1)	Weighted average total portfolio yield at fair value was 11.2% at March 31, 2019 and 11.3% at December 31, 2018.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2019 and December 31, 2018. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2019		December 31, 2018
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,654.1	90.6%	$1,531.4	89.8%
2	116.7	6.4	118.1	6.9
3	54.1	3.0	56.5	3.3
4	—	—	—	—
5	—	—	—	—
Total	$1,824.9	100.0%	$1,706.0	100.0%

Results of Operations

Operating results for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Total investment income	$52.4	$57.8
Less: Net expenses	25.5	25.7
Net investment income before income taxes	26.9	32.1
Less: Income taxes, including excise taxes	0.3	0.9
Net investment income	26.6	31.2
Net realized gains (1)	0.6	2.8
Net change in unrealized gains (losses) (1)	11.5	(0.2)
Net increase in net assets resulting from operations	$38.7	$33.8

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Interest from investments	$50.4	$51.7
Dividend income	0.0	0.2
Other income	2.0	5.9
Total investment income	$52.4	$57.8

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $51.7 million for the three months ended March 31, 2018 to $50.4 million for the three months ended March 31, 2019.  The average size of our investment portfolio was $1.8 billion for both the three months ended March 31, 2018 and the three months ended March 31, 2019. Accelerated amortization of upfront fees primarily from unscheduled paydowns decreased from $1.4 million for the three months ended March 31, 2018 to $0.3 million for the three months ended March 31, 2019. Prepayment fees decreased from $1.1 million for the three months ended March 31, 2018 to $0.5 million for the three months ended March 31, 2019. The accelerated amortization and prepayment fees primarily resulted from full paydowns on three portfolio investments, a partial paydown on one portfolio investment and earning prepayment fees on five portfolio investments during the three months ended March 31, 2018. The accelerated amortization and prepayment fees primarily resulted from full paydowns on one portfolio investment and earning prepayment fees on one portfolio investment during the three months ended March 31, 2019. Dividend income decreased from $0.2 million for the three months ended March 31, 2018 to less than $0.1 million for the three months ended March 31, 2019 following the sale of a portion of our TCAP shares during the three months ended March 31, 2018. Other income decreased from $5.9 million for the three months ended March 31, 2018 to $2.0 million for the three months ended March 31, 2019, primarily due to lower syndication and other fees during the first quarter of 2019 compared to the same period in 2018.

Expenses

Operating expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Interest	$10.4	$9.1
Management fees (net of waivers)	6.6	6.6
Incentive fees related to pre-incentive fee net investment income (net of waivers)	5.7	6.6
Incentive fees related to realized/unrealized capital gains	—	—
Professional fees	1.3	2.1
Directors fees	0.1	0.1
Other general and administrative	1.4	1.2
Net Expenses	$25.5	$25.7

Interest

Interest expense, including other debt financing expenses, increased from $9.1 million for three months ended March 31, 2018 to $10.4 million for three months ended March 31, 2019. This increase was primarily due an increase in the average LIBOR from the three months ended March 31, 2018 to the three months ended March 31, 2019. The average interest rate on our debt outstanding increased from 3.7% for three months ended March 31, 2018 to 4.7% for the three months ended March 31, 2019.

Management Fees

Management Fees (net of waivers) were $6.6 million for both the three months ended March 31, 2018 and the three months ended March 31, 2019 due to assets remaining relatively flat for the three months ended March 31, 2019 compared to the same period in 2018. Management Fees waived were less than $0.1 million for the three months ended March 31, 2018, consisting solely of Management Fees attributable to our ownership of shares of common stock in Triangle Capital Corp. (the “TCAP” Shares). The Adviser did not waive any Management Fees for the three months ended March 31, 2019.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income decreased from $6.6 million for three months ended March 31, 2018 to $5.7 million for the three months ended March 31, 2019. This decrease resulted from a decrease in investment income resulting from lower investment and other income for the three months ended March 31, 2019. For the three months ended March 31, 2018, Incentive Fees related to pre-Incentive Fee net investment income of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended March 31, 2019. There were no Incentive Fees related to capital gains and losses for each of the three months ended March 31, 2019 and 2018 due to unrealized losses on our investments.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $2.1 million for the three months ended March 31, 2018 to $1.3 million for the three months ended March 31, 2019 primarily due to the recognition of remaining expenses associated with the initial shelf registration statement that were previously recorded as a deferred financing cost during the three months ended March 31, 2018. Other general and administrative fees increased from $1.2 million for the three months ended March 31, 2018 to $1.4 million for the three months ended March 31, 2019.

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

For the three months ended March 31, 2019 and 2018, we recorded a net expense of $0.3 million and $0.9 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2019 and 2018:

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
Net realized gains on investments	$0.7	$2.7
Net realized gains (losses) on foreign currency transactions	(0.1)	0.1
Net realized gains (losses) on foreign currency investments	(0.1)	0.0
Net realized gains on foreign currency borrowings	0.1	0.0
Net realized gains	$0.6	$2.8

Change in unrealized gains on investments	$14.4	$15.8
Change in unrealized losses on investments	(4.8)	(10.8)
Net Change in Unrealized Gains (Losses) on Investments	$9.6	$5.0
Unrealized depreciation on foreign currency borrowings	(1.4)	(1.0)
Unrealized appreciation (depreciation) on foreign currency cash and forward contracts	0.0	(0.1)
Unrealized appreciation (depreciation) on interest rate swaps	3.3	(4.2)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$1.9	$(5.2)

Net Change in Unrealized Gains (Losses)	$11.5	$(0.2)

For the three months ended March 31, 2019 and 2018 we had net realized gains on investments of $0.7 million and $2.7 million, respectively.  For the three months ended March 31, 2019 and 2018, we had net realized losses of $0.1 million and net realized gains of $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2019 and 2018, we had net realized losses of $0.1 million and net realized gains of less than $0.1 million, respectively, on foreign currency investments. For the three months ended March 31, 2019 and 2018, we had net realized gains of $0.1 million and less than $0.1 million, respectively, on foreign currency borrowings. The net realized gains on foreign currency borrowings and net realized losses on foreign currency investments for the three months ended March 31, 2019 were a result of payments on our revolving credit facility and paydowns on our AUD revolver investment. The net realized gains on foreign currency borrowings and net realized losses on foreign currency investments for the three months ended March 31, 2018 were a result of a partial realization on one investment.

For the three months ended March 31, 2019 we had $14.4 million in unrealized appreciation on 41 portfolio company investments, which was offset by $4.8 million in unrealized depreciation on 9 portfolio company investments. For the three months ended March 31, 2018 we had $15.8 million in unrealized appreciation on 34 portfolio company investments, which was offset by $10.8 million in unrealized depreciation on 18 portfolio company investments.  Unrealized appreciation resulted from an increase in fair value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized depreciation primarily resulted from some instances of negative credit-related adjustments.

For the three months ended March 31, 2019 and 2018, we had unrealized depreciation on foreign currency borrowings of $1.4 million and $1.0 million, respectively, as a result of fluctuations in the CAD and AUD exchange rates for the three months ended March 31, 2019 and EUR and AUD for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, we had unrealized appreciation on foreign currency cash and forward contracts of less than $0.1 million and unrealized depreciation of $0.1 million, respectively. For the three months ended March 31, 2019 and 2018, we had unrealized appreciation on interest rate swaps of $3.3 million and unrealized depreciation of $4.2 million, respectively, on interest rate swaps due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2019, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.7% (based on total capital invested of $3.4 billion and total proceeds from these exited investments of $4.3 billion). Eighty nine percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three months ended March 31, 2019 and 2018, we incurred $1.4 million and $1.0 million, respectively, of unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2019 and 2018.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2019 and 2018. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets

(less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150% (prior to October 9, 2018, our minimum asset coverage requirement was 200%). For more information, see “Key Components of Our Results of Operations — Leverage” above. As of March 31, 2019 and December 31, 2018, our asset coverage ratio was 244.7% and 270.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2019, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2019, we had approximately $864.0 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of March 31, 2019, we had $9.7 million in cash and cash equivalents, including $5.6 million of restricted cash, a decrease of $0.9 million from December 31, 2018. During the three months ended March 31, 2019, we used $87.0 million in cash from operating activities, primarily as a result of funding portfolio investments of $148.3 million and other operating activity of $21.3 million, which was offset by repayments and proceeds from investments of $43.9 million and an increase in net assets resulting from operations of $38.7 million. Lastly, cash provided by financing activities was $86.0 million during the period, primarily due to borrowings of $310.2 million on our Revolving Credit Facility, which was partially offset by paydowns on our Revolving Credit Facility of $193.1 million, dividends paid of $27.8 million and deferred financing costs of $3.3 million.

As of March 31, 2019, we had $5.6 million of restricted cash pledged as collateral under our interest rate swap agreements, a decrease of $1.7 million from December 31, 2018.

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

During the three months ended March 31, 2019 and 2018, we also issued 300,145 and 169,750 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $5.6 million and $3.2 million, respectively. On April 15, 2019, we issued 318,114 shares of our common stock through our dividend reinvestment plan for proceeds of $6.1 million, which is not reflected in the number of shares issued for the three months ended March 31, 2019 in this section or the consolidated financial statements for the three months ended March 31, 2019.

On August 4, 2015, our Board authorized us to enter into a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value per share over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. We put the Company 10b5-1 Plan in place because we believe that if our common stock is trading below our then-current net asset value per share, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases.

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

On May 2, 2019, the Board authorized an amendment to the Company 10b5-1 Plan to (1) revise the market prices at which the agent will repurchase shares of the Company’s common stock on its behalf from just below the Company’s most recently reported net asset value per share to just below 1.05x the most recently reported net asset value per share, less the amount of any supplemental dividend declared for that quarter but not yet reflected in the most recently reported net asset value per share, and (2) extend the termination date to November 30, 2019.

Unless otherwise extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of the termination date or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

For the three months ended March 31, 2019 and 2018, no shares were repurchased under the Company 10b5-1 Plan.

Debt

Debt obligations consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$1,170.0	$306.0	$864.0	$294.5
2019 Convertible Notes	115.0	115.0	—	114.0
2022 Convertible Notes	172.5	172.5	—	168.5
2023 Notes	150.0	150.0	—	147.5
Total Debt	$1,607.5	$743.5	$864.0	$724.5

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $11.5 million, $5.0 million and $2.5 million, respectively.

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

As of March 31, 2019 and December 31, 2018, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of March 31, 2019, aggregate commitments under the facility were $1,170 million. The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $1.50 billion.

The revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, ends February 14, 2023 and the stated maturity date is February 14, 2024.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2019, we had outstanding debt denominated in Australian Dollars (AUD) of 47.1 million and Canadian Dollars (CAD) of 64.5 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2019 and December 31, 2018, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants. The financial covenants require:

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

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from our common stock issuance in March 2018 and net proceeds received from the issuance of the 2022 Convertible Notes and 2023 Notes were used to pay down borrowings on the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible notes due December 2019. The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. As of March 31, 2019, the estimated adjusted conversion price was approximately $24.91 per share of common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%.

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

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022. The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of March 31, 2019, the estimated adjusted conversion price was approximately $20.79 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

As of March 31, 2019, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of March 31, 2019, we were in compliance with the terms of the indentures governing the Convertible Notes.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2019 and December 31, 2018, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2019	December 31, 2018
AppStar Financial, LLC - Revolver	$2.0	$2.0
Caris Life Sciences, Ltd. - Delayed Draw	2.5	2.5
ClearCompany, LLC - Delayed Draw	3.0	3.0
Ferrellgas, L.P. - Revolver	30.0	30.0
Frontline Technologies Group, LLC - Delayed Draw	7.3	9.4
GC Agile Holdings Limited - Delayed Draw	7.1	—
G Treasury SS, LLC - Delayed Draw	5.0	5.0
G Treasury SS, LLC - Revolver	2.0	2.0
Government Brands, LLC - Revolver	5.0	5.0
Integration Appliance, Inc. - Revolver	0.5	2.6
IRGSE Holding Corp. - Revolver	2.1	3.0
Lithium Technologies, LLC - Revolver	4.0	4.0
MD America Energy, LLC - Delayed Draw	15.0	15.0
Motus, LLC - Revolver	5.6	5.6
PageUp People Limited - Revolver	3.5	2.1
PayLease, LLC - Revolver	3.3	3.3
PrimeRevenue, Inc. - Revolver	6.3	6.3
ScentAir Technologies, Inc. - Revolver	0.8	0.8
Sovos Compliance, LLC - Delayed Draw	0.5	0.5
Sovos Compliance, LLC - Revolver	1.7	1.7
Total Portfolio Company Commitments	$107.2	$103.8

Other Commitments and Contingencies

As of March 31, 2019 and December 31, 2018, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, our Adviser provides us with investment advisory and management services. For these services, we pay the Management Fee and the Incentive Fee.

Under the Administration Agreement, our Adviser furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse our Adviser or its affiliates for the allocable portion (subject to the review and approval of our Board) of expenses incurred by it in performing its obligations under the Administration Agreement, and the fees and expenses associated with performing compliance functions. Such reimbursable amounts include the allocable portion of the compensation of our Chief Compliance Officer, Chief Financial Officer and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement. We reimburse the Adviser (or its affiliates) for the allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals based on a percentage of time those individuals devote, on an estimated basis, to our business and affairs. We may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Our Adviser also offers on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2019 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$306.0	$—	$—	$306.0	$—
2019 Convertible Notes	115.0	115.0	—	—	—
2022 Convertible Notes	172.5	—	—	172.5	—
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$743.5	$115	$—	$628.5	$—

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, and elsewhere in our filings with the SEC.

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

As of March 31, 2019, 99.7% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 93.9% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our Convertible Notes and 2023 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of March 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$53.3	$22.3	$31.0
Up 200 basis points	$35.6	$14.9	$20.7
Up 100 basis points	$17.8	$7.5	$10.3
Down 25 basis points	$(4.5)	$(1.9)	$(2.6)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a) (2) of the 1940 Act, as amended by the SBCAA. As a result and subject to certain additional disclosure requirements, as of October 9, 2018, our minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to potentially increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

As a result, you may face increased investment risk. We may not be able to implement our strategy to utilize additional leverage successfully. Any impact on returns or equity or our business associated with additional leverage may not outweigh the additional risk.

Purchases of our common stock by us under the Company 10b5-1 Plan may result in dilution to our net asset value per share.

On May 2, 2019, the Board authorized an amendment to the Company 10b5-1 Plan to, among other things, revise the market prices at which Goldman Sachs & Co. LLC, as our agent, is required to repurchase shares of common stock on our behalf from just below our most recently reported net asset value per share to just below 1.05 times the most recently reported net asset value per share, less the amount of any supplemental dividend declared for that quarter but not yet reflected in the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share or supplemental dividend). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions.

Dilution to our net asset value per share will occur if we purchase shares of our common stock at a price above the net asset value per share, as it would cause a proportionately smaller increase in our stockholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase.

As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases under the Company 10b5-1 Plan.

In addition, pursuant to Section 61(a)(2)(C)(ii) of the 1940 Act, the principal risk factors associated with our senior securities are set forth below. However, since we already use leverage in optimizing our investment portfolio, the principal risk factors associated with our senior securities do not represent material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 17, 2018, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 17, 2019. On April 5, 2019, we filed a definitive proxy statement for a special meeting of stockholders, to be held on May 16, 2019. The definitive proxy statement sets forth a proposal to be voted upon at the special meeting that, if approved by stockholders, would have the effect of extending this approval to the one-year anniversary of the date of the special meeting. However, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of March 31, 2019, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

Lastly, the SEC has issued a proposed rule, Rule 18f-4, that if adopted would potentially constrain our ability to use leverage if we have substantial exposure to swaps and other derivatives, or have significant outstanding financial commitments to our portfolio companies.

As of March 31, 2019, we had $743.5 million of outstanding indebtedness, which had an annualized interest cost of 4.71% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our Convertible Notes and 2023 Notes. As of March 31, 2019, the interest rate on the 2019 Convertible Notes, as adjusted to give effect to the interest rate swaps, was three-month London Interbank Offered Rate, or LIBOR, plus 2.86%, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of March 31, 2019

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-20.5%	-11.9%	-3.3%	5.3%	14.0%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of March 31, 2019. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2019.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at March 31, 2019 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.7% by the approximately $743.5 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as March 31, 2019 to determine the “Corresponding return to stockholder.”

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

10.16

Eighth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 14, 2019, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent  (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 20, 2019)

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

TPG SPECIALTY LENDING, INC.

Date: May 2, 2019	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: May 2, 2019	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer