Form 10-Q
period 2019-06-30
TPG Specialty Lending, Inc.
filed 2019-07-31
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at July 30, 2019 was 66,270,717.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,912,392 and $1,546,780, respectively)	$1,959,122	$1,565,532
Non-controlled, affiliated investments (amortized cost of $49,962 and $84,602, respectively)	49,918	83,932
Controlled, affiliated investments (amortized cost of $87,974 and $85,018, respectively)	51,493	56,505
Total investments at fair value (amortized cost of $2,050,328 and $1,716,400, respectively)	2,060,533	1,705,969
Cash and cash equivalents (restricted cash of $4,965 and $7,303, respectively)	9,962	10,575
Interest receivable	11,012	8,829
Prepaid expenses and other assets	8,225	4,951
Total Assets	$2,089,732	$1,730,324
Liabilities
Debt (net of deferred financing costs of $16,790 and $15,508, respectively)	$929,855	$608,007
Management fees payable to affiliate	7,373	7,069
Incentive fees payable to affiliate	6,606	9,356
Dividends payable	25,752	25,499
Other payables to affiliate	2,458	1,621
Other liabilities	16,045	15,570
Total Liabilities	988,089	667,122
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 66,127,370 and 65,501,897 shares issued, respectively; and 66,038,290 and 65,412,817 shares outstanding, respectively	661	655
Additional paid-in capital	1,003,391	991,919
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Distributable earnings	98,950	71,987
Total Net Assets	1,101,643	1,063,202
Total Liabilities and Net Assets	$2,089,732	$1,730,324
Net Asset Value Per Share	$16.68	$16.25

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$57,632	$58,640	$104,155	$106,607
Dividend income	—	—	—	196
Other income	1,940	3,035	4,018	8,854
Total investment income from non-controlled, non-affiliated investments	59,572	61,675	108,173	115,657
Investment income from non-controlled, affiliated investments:
Interest from investments	1,351	375	3,762	375
Other income	19	216	50	216
Total investment income from non-controlled, affiliated investments	1,370	591	3,812	591
Investment income from controlled, affiliated investments:
Interest from investments	1,481	4,084	2,920	7,818
Other income	4	51	8	103
Total investment income from controlled, affiliated investments	1,485	4,135	2,928	7,921
Total Investment Income	62,427	66,401	114,913	124,169
Expenses
Interest	12,724	11,161	23,094	20,231
Management fees	7,373	7,322	13,995	13,982
Incentive fees	6,606	7,700	12,256	14,309
Professional fees	1,897	1,621	3,191	3,732
Directors’ fees	129	98	264	204
Other general and administrative	1,556	1,297	3,033	2,535
Total expenses	30,285	29,199	55,833	54,993
Management and incentive fees waived (Note 3)	—	—	—	(63)
Net Expenses	30,285	29,199	55,833	54,930
Net Investment Income Before Income Taxes	32,142	37,202	59,080	69,239
Income taxes, including excise taxes	1,000	900	1,300	1,750
Net Investment Income	31,142	36,302	57,780	67,489
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	15,253	(5,274)	28,067	3,065
Non-controlled, affiliated investments	109	(9)	536	(9)
Controlled, affiliated investments	(4,299)	8,616	(7,966)	5,244
Translation of other assets and liabilities in foreign currencies	(764)	4,886	(2,196)	3,905
Interest rate swaps	6,124	(1,785)	9,443	(5,979)
Total net change in unrealized gains	16,423	6,434	27,884	6,226
Realized gains (losses):
Non-controlled, non-affiliated investments	276	448	455	3,093
Controlled, affiliated investments	—	(9,589)	570	(9,589)
Foreign currency transactions	(46)	(26)	(148)	186
Total net realized gains (losses)	230	(9,167)	877	(6,310)
Total Net Unrealized and Realized Gains (Losses)	16,653	(2,733)	28,761	(84)
Increase in Net Assets Resulting from Operations	$47,795	$33,569	$86,541	$67,405
Earnings per common share—basic and diluted	$0.72	$0.52	$1.32	$1.07
Weighted average shares of common stock outstanding—basic and diluted	65,982,373	64,758,752	65,789,976	62,810,429

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($46,147 par, due 10/2023)	10/16/2018	L + 6.25%	8.65%	$45,521	$45,455	4.1%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,350 par, due 7/2023)	7/6/2018	C + 5.25%	7.21%	48,136	48,506 (CAD 63,385)	4.4%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	9.69%	70,517	71,315	6.5%
Jive Software, Inc. (3)(5)	First-lien loan ($50,760 par, due 6/2022)	6/12/2017	L + 9.25%	11.65%	49,513	53,044	4.8%
Motus, LLC (3)(5)	First-lien loan ($60,313 par, due 1/2024)	1/17/2018	L + 5.75%	8.08%	59,102	61,067	5.5%
Nintex Global, Ltd. (3)(5)	First-lien loan ($74,601 par, due 4/2024)	3/30/2018	L + 6.50%	8.91%	73,079	74,974	6.8%
					300,347	308,906	28.0%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	14.38%	3,341	3,333	0.3%

Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($49,625 par, due 2/2024)	2/28/2018	L + 5.50%	7.83%	48,361	50,617	4.6%
Frontline Technologies Group, LLC (3)	First-lien loan ($49,067 par, due 9/2023)	9/18/2017	L + 6.50%	8.83%	48,615	49,208	4.5%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,350 par, due 8/2022)	8/25/2017	L + 7.25%	9.66%	63,415	63,546	5.8%
					160,391	163,371	14.9%
Electronics
APX Group, Inc. (11)	Secured note ($3,750 par, due 12/2022)	5/31/2019	7.88%	7.88%	3,483	3,572	0.3%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($17,055 par, due 8/2020)	8/18/2015	L + 7.50%	9.90%	16,941	17,293	1.6%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	11.88%	54,188	54,994	5.0%
G Treasury SS, LLC (3)	First-lien loan ($34,577 par, due 4/2022)	4/9/2018	L + 9.25%	11.83% (incl. 3.00% PIK)	34,066	34,197	3.1%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,903 par, due 6/2025)	1/31/2019	L + 7.00%	9.32%	39,220	39,305	3.6%

Government Brands, LLC (3)	First-lien loan ($46,444 par, due 3/2023)	3/15/2018	L + 9.25%	11.69% (incl. 2.50% PIK)	45,736	47,837	4.3%
	First-lien revolving loan ($4,000 par, due 3/2023)	3/15/2018	L + 9.25%	11.69%	3,926	4,150	0.4%
Kyriba Corp.(3)	First-lien loan ($11,907 par, due 4/2025)	4/9/2019	L + 9.00%	11.59% (incl. 9.00% PIK)	11,507	11,900	1.1%
	First-lien loan (EUR 7,089 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% (incl. 9.00% PIK)	7,707	7,251 (EUR 6,367)	0.7%
PayLease, LLC (3)	First-lien loan ($64,655 par, due 7/2022)	7/28/2017	L + 7.25%	9.65%	63,702	64,485	5.9%
PaySimple, Inc. (3)(5)	First-lien loan ($59,476 par, due 3/2022)	4/17/2018	L + 8.25%	10.69%	59,240	60,666	5.5%
PrimeRevenue, Inc. (3)	First-lien loan ($20,553 par, due 12/2023)	12/31/2018	L + 8.50%	10.90% (incl. 5.50% PIK)	20,255	20,486	1.9%
Swift Gift, Ltd. (3)(5)	First-lien loan ($28,510 par, due 1/2022)	7/31/2017	L + 6.50%	8.94%	28,055	29,580	2.7%
					384,543	392,144	35.8%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($2,500 par, due 9/2023)	9/21/2018	11.30%	11.30%	2,334	2,388	0.2%
	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,544	0.2%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	9.52%	14,813	14,763	1.3%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($36,316 par, due 6/2022)	6/30/2017	L + 8.00%	10.35%	35,614	36,044	3.3%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($41,329 par, due 9/2020)	9/30/2015	L + 7.50%	9.90%	40,968	41,535	3.8%
Quantros, Inc. (3)(5)	First-lien loan ($27,215 par, due 9/2019)	2/29/2016	L + 7.75%	10.08%	26,782	27,079	2.5%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	29,272	28,875	2.6%
Valant Medical Solutions, Inc. (3)	First-lien loan ($27,697 par, due 4/2024)	4/8/2019	L + 8.75%	11.15%	26,801	26,742	2.4%
Vita Bidco, Inc. (3)(5)	First-lien loan ($21,883 par, due 2/2024)	2/11/2019	L + 6.50%	8.90%	21,290	21,390	1.9%
					200,374	201,360	18.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,796 par, due 9/2019)	9/29/2015	L + 9.50%	11.83% (incl. 5.00% PIK)	28,942	30,642	2.8%
	First-lien revolving loan ($1,810 par, due 9/2019)	9/29/2015	L + 9.50%	12.04% (incl. 5.00% PIK)	1,810	1,795	0.2%
					30,752	32,437	3.0%

Human resource support services
ClearCompany, LLC (3)	First-lien loan ($17,371 par, due 7/2023)	7/23/2018	L + 8.50%	11.02% (incl. 2.50% PIK)	17,140	17,117	1.6%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 47,224 par, due 12/2022)	1/11/2018	B + 7.25%	8.76% (incl. 1.25% PIK)	36,508	32,956 (AUD 46,963)	3.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($40,000 par, due 5/2024)	5/3/2019	L + 7.00%	9.40%	38,920	38,808	3.5%
Shaker International, Inc. (3)(5)	First-lien loan ($22,500 par, due 5/2024)	5/15/2019	L + 7.00%	9.52%	21,942	21,881	2.0%
					114,510	110,762	10.1%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($60,008 par, due 10/2020)	10/31/2014	L + 6.25%	8.76%	59,802	60,308	5.5%
Riskonnect, Inc. (3)(5)	First-lien loan ($50,000 par, due 10/2023)	6/30/2017	L + 7.75%	10.08%	49,480	49,250	4.5%
					109,282	109,558	10.0%
Internet services
Higher Logic, LLC (3)(5)	First-lien loan ($37,620 par, due 1/2022)	6/18/2018	L + 6.00%	8.33%	37,133	37,150	3.4%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.46%	53,760	54,113	4.9%
					90,893	91,263	8.3%
Manufacturing
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.25%	9.65%	19,940	20,086	1.8%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.25%	9.65%	1,389	1,404	0.1%
					21,329	21,490	1.9%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($12,500 par, due 9/2022)	9/12/2017	L + 7.75%	10.18%	12,295	12,594	1.1%

Oil, gas and consumable fuels
MD America Energy, LLC (3)	First-lien loan ($19,313 par, due 11/2023)	11/14/2018	L + 7.75%	10.28%	18,955	18,940	1.7%
Mississippi Resources, LLC (3)(7)	First-lien loan ($17,829 par, due 6/2020)	6/29/2018	L + 9.00%	11.40%	17,819	16,446	1.5%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($42,222 par, due 10/2023)	4/10/2019	L + 7.50%	9.88%	41,145	41,222	3.7%
					77,919	76,608	6.9%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(9)	Secured note ($28,562 par, due 9/2026)	1/5/2017	8.38%	8.38%	28,455	29,562	2.7%
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,664	77,386	7.0%
					103,119	106,948	9.7%

Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	10.22%	32,232	32,581	3.0%
American Achievement, Corp. (3)	First-lien loan ($22,436 par, due 9/2022)	9/30/2015	L + 8.25%	10.69%	22,345	22,211	2.0%
Barney's, Inc. (3)(5)	ABL FILO term loan ($35,000 par, due 12/2023)	4/3/2019	L + 7.00%	9.47%	34,329	35,350	3.2%
J.C. Penney Company, Inc. (4)(11)	First-lien loan ($390 par, due 6/2023)(3)	6/5/2019	L + 4.25%	6.77%	337	349	0.0%
	Secured note ($3,696 par, due 7/2023)	6/5/2019	5.88%	5.88%	3,082	3,095	0.3%
Maurices, Inc. (3)(5)	ABL FILO term loan ($40,000 par, due 5/2024)	5/6/2019	L + 6.50%	9.07%	38,797	39,000	3.5%
Moran Foods, LLC (3)	ABL FILO term loan ($40,000 par, due 12/2021)	6/21/2019	L + 6.75%	9.05%	39,505	39,500	3.6%
Transform SR Holdings, LLC (3)	ABL FILO term loan ($75,000 par, due 2/2024)	2/11/2019	L + 7.25%	9.65%	74,295	75,187	6.8%
					244,922	247,273	22.4%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($82,500 par, due 5/2023)	5/4/2018	L + 5.75%	8.19%	81,177	87,000	7.8%
Total Debt Investments					1,984,198	2,014,074	182.8%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)(14)	Preferred Units (4,441,090 units)	10/16/2018			4,441	4,463	0.4%
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	1,467	0.1%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	1,682	0.2%
	Class B Shares (398,557 shares)	3/30/2018			12	17	0.0%
					2,471	3,166	0.3%
Chemicals
Vertellus Specialties, Inc. (13)	Common Units (2,672,990 units)	10/31/2016			3,828	3,484	0.3%
Financial services
AvidXchange, Inc. (13)	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	7,480	0.7%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	7	0.0%
Swift Gift, Ltd. (13)	Common Shares (35,000 shares)	7/31/2017			3,500	7,997	0.7%
					7,353	15,484	1.4%
Healthcare

Caris Life Sciences, Ltd. (13)(14)	633,376 Warrants	9/21/2018	192	192	0.0%
Valant Medical Solutions, Inc. (13)(14)(15)	954,478 Warrants	4/8/2019	281	281	0.0%
Vita Topco, Inc. (13)(14)(15)	Common Shares (1,000 shares)	2/11/2019	1,000	1,000	0.1%
			1,473	1,473	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (27,690,171 units) (14)	12/21/2018	20,063	2,562	0.2%
	Common Shares (8,800,000 shares)	12/21/2018	100	48	0.0%
			20,163	2,610	0.2%
Human resource support services
ClearCompany, LLC (13)(14)(15)	Class A Units (44,944 units)	8/24/2018	2,014	2,014	0.2%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017	1,020	1,020	0.1%
	Common Shares Class B (987,929 units)	6/30/2017	10	10	0.0%
			1,030	1,030	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	12,379	1.1%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	—	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
Northern Oil and Gas, Inc. (12)(13)	Common Shares (184,566 shares)	5/15/2018	277	356	0.0%
			19,517	356	0.0%
Total Equity and Other Investments			66,130	46,459	4.1%
Total Investments			$2,050,328	$2,060,533	186.9%

	Interest Rate Swaps as of June 30, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	$115,000	$(358)	$—	$927
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	100	—	(278)
Interest rate swap (b)	L	1.97%	6/25/2020	91,500	—	—	(42)
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	1,226	—	3,103
Interest rate swap (b)	4.50%	L + 1.59%	8/1/2022	50,000	1,724	—	1,185
Interest rate swap (b)	4.50%	L + 1.60%	8/1/2022	7,500	256	—	178
Interest rate swap (b)	4.50%	L + 1.99%	1/22/2023	150,000	3,832	—	4,370
Cash collateral				—	(3,457)	—	—
Total				$562,333	$3,323	$—	$9,443

(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three- or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2019.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 16.6% of total assets as of June 30, 2019.

(5)

In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other members in the syndicate to the extent an investment has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder and the Company holds the “last out” tranche.

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended June 30, 2019 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the six months ended June 30, 2019

Company	Fair Value at December 31, 2018	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at June 30, 2019	Other Income	Interest Income
AFS Technologies, Inc.	$45,342	$4,776	$(588)	$388	$—	$—	$49,918	$38	$2,599
Validity, Inc.	38,590	1,489	(234)	148	—	(39,993)	—	12	1,163
Total	$83,932	$6,265	$(822)	$536	$—	$(39,993)	$49,918	$50	$3,762

(a)

Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(b)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable. When an investment is placed on non-accrual status, any cash flows received by the Company may be applied to the outstanding principal balance.

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2019 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2019

Company	Fair Value at December 31, 2018	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at June 30, 2019	Other Income	Interest Income
IRGSE Holding Corp.	$34,527	$2,564	$—	$(2,044)	$—	$—	$35,047	$8	$1,911
Mississippi Resources, LLC	21,978	390	—	(5,922)	—	—	16,446	—	1,009
Total	$56,505	$2,954	$—	$(7,966)	$—	$—	$51,493	$8	$2,920

(a)

Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(b)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable. When an investment is placed on non-accrual status, any cash flows received by the Company may be applied to the outstanding principal balance.
(8)

As of June 30, 2019, the estimated cost basis of investments for U.S. federal tax purposes was $2,044,764, resulting in estimated gross unrealized gains and losses of $108,808 and $93,922, respectively.

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
(14)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2019, the aggregate fair value of these securities is $10,542, or 1.0% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2018

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($42,234 par, due 10/2023)	10/16/2018	L + 6.25%	8.77%	$41,611	$41,179	3.9%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,675 par, due 7/2023)	7/6/2018	C + 5.25%	7.41%	48,275	46,051 (CAD 62,896)	4.3%
Integration Appliance, Inc. (3)	First-lien loan ($52,381 par, due 8/2023)	8/13/2018	L + 7.25%	9.60%	51,608	51,281	4.8%
Jive Software, Inc. (3)(5)	First-lien loan ($52,110 par, due 6/2022)	6/12/2017	L + 9.25%	11.77%	50,656	54,194	5.1%
Motus, LLC (3)	First-lien loan ($68,880 par, due 1/2024)	1/17/2018	L + 6.75%	9.22%	67,262	69,624	6.5%
Nintex Global, Ltd. (3)(5)	First-lien loan ($71,975 par, due 4/2024)	3/30/2018	L + 6.75%	9.28%	70,382	70,176	6.6%
Sovos Compliance, LLC (3)	First-lien loan ($36,453 par, due 3/2022)	7/1/2016	L + 6.00%	8.52%	36,032	36,453	3.4%
					324,215	327,779	30.7%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 1/2019)	10/31/2016	L + 9.00%	11.42%	4,967	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	14.42%	3,341	3,350	0.3%
					8,308	8,317	0.8%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($49,875 par, due 2/2024)	2/28/2018	L + 6.00%	8.52%	48,497	50,374	4.7%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,225 par, due 9/2023)	9/18/2017	L + 6.50%	9.02%	46,713	46,801	4.4%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,675 par, due 8/2022)	8/25/2017	L + 7.25%	9.78%	63,611	63,544	6.0%
					158,821	160,719	15.1%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($18,506 par, due 8/2020)	8/18/2015	L + 7.50%	10.02%	18,333	18,609	1.8%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	12.06%	54,080	54,994	5.2%
G Treasury SS, LLC (3)	First-lien loan ($30,515 par, due 4/2022)	4/9/2018	L + 9.25%	11.78% (incl. 3.00% PIK)	29,914	29,765	2.8%
Government Brands, LLC (3)	First-lien loan ($45,870 par, due 3/2023)	3/15/2018	L + 9.25%	11.81% (incl. 2.50% PIK)	45,001	44,853	4.2%

PayLease, LLC (3)	First-lien loan ($55,958 par, due 7/2022)	7/28/2017	L + 7.00%	9.52%	55,065	55,810	5.2%
PaySimple, Inc. (3)(5)	First-lien loan ($59,395 par, due 3/2022)	4/17/2018	L + 8.25%	10.81% (incl. 1.75% PIK)	59,121	58,652	5.5%
PrimeRevenue, Inc. (3)	First-lien loan ($20,000 par, due 12/2023)	12/31/2018	L + 8.50%	11.02% (incl. 5.50% PIK)	19,672	19,672	1.9%
Swift Gift, Ltd. (3)(5)	First-lien loan ($28,875 par, due 1/2022)	7/31/2017	L + 6.50%	9.06%	28,335	29,958	2.8%
					309,521	312,313	29.4%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($2,500 par, due 9/2023)	9/21/2018	11.30%	11.30%	2,305	2,206	0.2%
	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,481	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($36,501 par, due 6/2022)	6/30/2017	L + 8.00%	10.52%	35,696	36,136	3.4%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($41,884 par, due 9/2020)	9/30/2015	L + 7.50%	10.02%	41,384	41,884	3.9%
InterOperability Bidco, Inc. (3)(5)	First-lien loan ($29,925 par, due 10/2023)	10/30/2018	L + 7.00%	9.52%	28,729	28,578	2.7%
Quantros, Inc. (3)(5)	First-lien loan ($27,965 par, due 9/2019)	2/29/2016	L + 7.75%	10.55%	26,650	27,475	2.6%
					137,264	138,760	13.0%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,042 par, due 9/2019)	9/29/2015	L + 9.50%	12.30% (incl. 5.00% PIK)	28,187	29,959	2.8%
Human resource support services
ClearCompany, LLC (3)	First-lien loan ($17,154 par, due 7/2023)	7/23/2018	L + 8.50%	11.21% (incl. 2.50% PIK)	16,885	16,751	1.6%
PageUp People Limited (3)(4)	First-lien loan (AUD 46,848 par, due 12/2022)	1/11/2018	B + 7.25%	9.17% (incl. 2.25% PIK)	36,234	32,486 (AUD 46,145)	3.1%
	First-lien revolving loan (AUD 2,000 par, due 12/2022)	1/11/2018	B + 7.25%	9.23%	1,429	1,355 (AUD 1,925)	0.1%
					54,548	50,592	4.8%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($61,665 par, due 10/2020)	10/31/2014	L + 6.75%	9.47%	61,384	62,127	5.8%
Riskonnect, Inc. (3)(5)	First-lien loan ($50,000 par, due 10/2023)	6/30/2017	L + 7.75%	10.56%	49,432	49,000	4.6%
					110,816	111,127	10.4%
Internet services
Higher Logic, LLC (3)(5)	First-lien loan ($37,810 par, due 1/2022)	6/18/2018	L + 6.00%	8.81%	37,236	36,959	3.5%

Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.39%	53,639	53,967	5.1%
					90,875	90,926	8.6%
Manufacturing
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.25%	9.77%	19,897	19,886	1.9%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.25%	9.77%	1,385	1,382	0.1%
					21,282	21,268	2.0%
Marketing services
Validity, Inc. (3)(5)(6)	First-lien loan ($35,550 par, due 5/2023)	5/31/2018	L + 6.50%	9.25%	34,988	34,750	3.3%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($13,500 par, due 9/2022)	9/12/2017	L + 7.75%	10.09%	13,251	13,331	1.3%
Oil, gas and consumable fuels
MD America Energy, LLC (3)	First-lien loan ($15,000 par, due 11/2023)	11/14/2018	L + 7.75%	10.37%	14,530	14,325	1.3%
Mississippi Resources, LLC (3)(7)	First-lien loan ($17,429 par, due 6/2020)	6/29/2018	L + 9.00%	11.52%	17,429	17,080	1.6%
					31,959	31,405	2.9%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(9)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,202	33,833	3.2%
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,559	76,074	7.2%
					107,761	109,907	10.4%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	10.49%	32,164	32,338	3.0%
American Achievement, Corp. (3)	First-lien loan ($22,403 par, due 9/2020)	9/30/2015	L + 8.25%	10.60%	22,277	22,179	2.1%
	Secured Promissory note ($795 par, due 12/2020)	12/19/2018	L + 8.25%	10.64%	787	787	0.1%
PayLess Inc. (3)(5)	ABL FILO term loan ($14,063 par, due 8/2022)	3/1/2018	L + 8.00%	10.38%	13,806	13,957	1.3%
Sears (3)(4)(11)	First-lien ABL DIP loan ($25,394 par, due 10/2019)	3/18/2016	L + 8.00%	10.42%	25,176	25,870	2.4%
					94,210	95,131	8.9%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($82,500 par, due 5/2023)	5/4/2018	L + 5.75%	8.10%	81,026	83,062	7.8%

Total Debt Investments					1,648,643	1,660,525	156.1%
Equity and Other Investments
Beverage, food and tobacco

AFS Technologies, Inc. (6)(13)(14)	Preferred Units (4,163,090 Units)	10/16/2018	4,163	4,163	0.4%
Business Services
Motus, LLC (13)(14)	Class A Units (1,262 Units)	1/17/2018	1,262	1,262	0.1%
	Class B Units (517,020 Units)	1/17/2018	—	—	0.0%
Nintex Global Limited (13)(14)	Class A Shares (1,197 Shares)	3/30/2018	1,197	1,197	0.1%
	Class B Shares (398,557 Shares)	3/30/2018	12	12	0.0%
			2,471	2,471	0.2%
Chemicals
Vertellus Specialties, Inc. (13)	Common Units (2,672,990 units)	10/31/2016	3,828	3,503	0.3%
Financial services
AvidXchange, Inc. (13)	Series E Preferred Equity (214,132 shares)	8/7/2015	3,846	7,481	0.7%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015	7	7	0.0%
Swift Gift Limited (13)	Common Shares (35,000 shares)	7/31/2017	3,500	7,998	0.8%
			7,353	15,486	1.5%
Healthcare
Caris Life Sciences, Ltd. (13)(14)	Warrants	9/21/2018	192	192	0.0%
SRS Parent Corp. (13)	Common Shares Class A (1,980 shares)	12/28/2012	1,980	1,064	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012	20	11	0.0%
			2,192	1,267	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (27,690,171 units) (14)	12/21/2018	20,063	4,520	0.4%
	Common Shares (8,800,000 shares)	12/21/2018	100	48	0.0%
			20,163	4,568	0.4%
Human resource support services
ClearCompany, LLC (13)(14)(15)	Class A Units (44,944 units)	8/24/2018	2,014	2,014	0.2%
Insurance
Riskonnect, Inc. (13)(14)	Common Shares Class A (1,020 units)	6/30/2017	1,020	1,020	0.1%
	Common Shares Class B (987,929 units)	6/30/2017	10	10	0.0%
			1,030	1,030	0.1%
Marketing services
Validity, Inc. (6)(13)(14)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	3,840	0.4%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)(14)	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	4,898	0.5%

	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
Northern Oil and Gas, Inc. (12)(13)	Common Shares (975,000 shares)	5/15/2018	1,463	2,204	0.2%
			20,703	7,102	0.7%
Total Equity and Other Investments			67,757	45,444	4.3%
Total Investments			$1,716,400	$1,705,969	160.4%

	Interest Rate Swaps as of December 31, 2018
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (b)	L	2.66%	6/27/2019	$91,500	$42	$—	$(438)
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(1,285)	—	(261)
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	378	—	86
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(1,877)	—	(1,167)
Interest rate swap (b)	4.50%	L + 1.59%	8/1/2022	50,000	539	—	539
Interest rate swap (b)	4.50%	L + 1.60%	8/1/2022	7,500	78	—	78
Interest rate swap (b)	4.50%	L + 1.99%	1/22/2023	150,000	(538)	—	(538)
Cash collateral				—	2,663	—	—
Total				$562,333	$—	$—	$(1,701)

(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)

In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other members in the syndicate to the extent an investment has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder and the Company holds the “last out” tranche.

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2018 in which the Company was an Affiliated Person of the portfolio company are as follows:

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

(b)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable. When an investment is placed on non-accrual status, any cash flows received by the Company may be applied to the outstanding principal balance.

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2018 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

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

(b)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable. When an investment is placed on non-accrual status, any cash flows received by the Company may be applied to the outstanding principal balance.

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2018	65,412,817	$655	89,080	$(1,359)	$991,919	$71,987	$1,063,202
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	26,638	26,638
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	11,461	11,461
Net realized gain on investments and foreign currency transactions	—	—	—	—	—	647	647
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	300,145	3	—	—	5,582	—	5,585
Dividends declared from net investment income	—	—	—	—	—	(33,469)	(33,469)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(303)	303	—
Balance at March 31, 2019	65,712,962	$658	89,080	$(1,359)	$997,198	$77,567	$1,074,064
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	31,142	31,142
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	16,423	16,423
Net realized gain on investments and foreign currency transactions	—	—	—	—	—	230	230
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	325,328	3	—	—	6,193	—	6,196
Dividends declared from net investment income	—	—	—	—	—	(26,412)	(26,412)
Balance at June 30, 2019	66,038,290	$661	89,080	$(1,359)	$1,003,391	$98,950	$1,101,643

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2017	60,247,201	$603	89,080	$(1,359)	$906,521	$63,519	$969,284
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	31,186	31,186
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(207)	(207)
Net realized gain on investments and foreign currency transactions	—	—	—	—	—	2,857	2,857
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common shares, net of offering and underwriting costs	3,750,000	38	—	—	62,977	—	63,015
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	169,750	2	—	—	3,198	—	3,200
Dividends declared from net investment income	—	—	—	—	—	(25,368)	(25,368)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(853)	853	—
Balance at March 31, 2018	64,166,951	$643	89,080	$(1,359)	$971,843	$72,840	$1,043,967
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	36,302	36,302
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	6,434	6,434
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	(9,167)	(9,167)
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common shares, net of offering and underwriting costs	522,224	5	—	—	8,793	—	8,798
Issuance of convertible notes	—	—	—	—	1,010	—	1,010
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	231,351	2	—	—	3,895	—	3,897
Dividends declared from net investment income	—	—	—	—	—	(29,199)	(29,199)
Balance at June 30, 2018	64,920,526	$650	89,080	$(1,359)	$985,541	$77,210	$1,062,042

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$86,541	$67,405
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(20,637)	(8,300)
Net change in unrealized (gains) losses on foreign currency transactions	2,196	(3,905)
Net change in unrealized (gains) losses on interest rate swaps	(9,443)	5,979
Net realized (gains) losses on investments	(1,025)	6,496
Net realized (gains) losses on foreign currency transactions	10	(54)
Net amortization of discount on investments	(7,302)	(10,956)
Amortization of deferred financing costs	2,270	1,870
Amortization of discount on debt	450	701
Purchases and originations of investments, net	(504,367)	(552,960)
Proceeds from investments, net	5,229	17,340
Repayments on investments	176,691	289,618
Paid-in-kind interest	(3,226)	(2,578)
Changes in operating assets and liabilities:
Interest receivable	(1,709)	(1,602)
Interest receivable paid-in-kind	(474)	(232)
Prepaid expenses and other assets	50	8,595
Management fees payable to affiliate	304	1,103
Incentive fees payable to affiliate	(2,750)	2,072
Payable to affiliate	837	335
Other liabilities	6,595	(582)
Net Cash Used in Operating Activities	(269,760)	(179,655)
Cash Flows from Financing Activities
Borrowings on debt	638,253	860,240
Repayments on debt	(317,706)	(696,275)
Deferred financing costs	(3,553)	(6,829)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	71,813
Dividends paid to stockholders	(47,847)	(45,651)
Net Cash Provided by Financing Activities	269,147	183,298
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(613)	3,643
Cash, cash equivalents, and restricted cash, beginning of period	10,575	6,665
Cash, Cash Equivalents, and Restricted Cash, End of Period	$9,962	$10,308
Supplemental Information:
Interest paid during the period	$19,741	$14,154
Excise taxes paid during the period	$3,100	$2,500
Dividends declared during the period	$59,881	$54,568
Reinvestment of dividends during the period	$11,781	$7,098

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At June 30, 2019, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, distribute to its stockholders in each taxable year generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its RIC status, the Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which generally relieves the Company from corporate-level U.S. federal income taxes.

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

For the three and six months ended June 30, 2019, we recorded a net expense of $1.0 million and $1.3 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2018, we recorded a net expense of $0.9 million and $1.8 million, respectively, for U.S. federal excise tax.

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

For the three and six months ended June 30, 2019, the Company incurred expenses of $1.0 million and $2.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2018, the Company incurred expenses of $1.0 million and $1.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2019, Management Fees (gross of waivers) were $7.4 million and $14.0 million, respectively. For the three and six months ended June 30, 2018, Management Fees (gross of waivers) were $7.3 million and $14.0 million, respectively.

The Adviser voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in Triangle Capital Corp. (the “TCAP Shares”) for any period in which Triangle Capital Corp. remained a portfolio company. As of June 30, 2018 the Company had fully exited its position in the TCAP Shares.

The Adviser did not waive any Management Fees for the three and six months ended June 30, 2019. For the six months ended June 30, 2018, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to the Company’s ownership of the TCAP Shares. The Adviser did not waive any Management Fees for the three months ended June 30, 2018.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. As of June 30, 2019, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the three and six months ended June 30, 2019, Incentive Fees (gross of waivers) were $6.6 million and $12.3 million, respectively, all of which were realized and payable to the Adviser. For the three and six months ended June 30, 2018, Incentive Fees (gross of waivers) were $7.7 million and $14.3 million, respectively, all of which were realized and payable to the Adviser.

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

The Adviser did not waive any Incentive Fees for the three and six months ended June 30, 2019. For the six months ended June 30, 2018, Incentive Fees of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TCAP Shares. The Adviser did not waive any Incentive Fees for the three months ended June 30, 2018. Any waived Incentive Fees are not subject to recoupment by the Adviser.

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

Investments at fair value consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,975,274	$2,005,102	$29,828
Second-lien debt investments	6,424	6,428	4
Mezzanine debt investments	2,500	2,544	44
Equity and other investments	66,130	46,459	(19,671)
Total Investments	$2,050,328	$2,060,533	$10,205

	December 31, 2018
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,642,015	$1,653,907	$11,892
Second-lien debt investments	4,128	4,137	9
Mezzanine debt investments	2,500	2,481	(19)
Equity and other investments	67,757	45,444	(22,313)
Total Investments	$1,716,400	$1,705,969	$(10,431)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Beverage, food and tobacco	2.4%	2.7%
Business services	15.1%	19.3%
Chemicals	0.3%	0.7%
Education	7.9%	9.4%
Electronics	0.2%	—
Financial services	19.8%	19.2%
Healthcare	9.9%	8.2%
Hotel, gaming, and leisure	1.7%	2.0%
Human resource support services	5.5%	3.1%
Insurance	5.4%	6.6%
Internet services	4.4%	5.3%
Manufacturing	1.0%	1.2%
Marketing services	0.6%	2.3%
Office products	0.6%	0.8%
Oil, gas and consumable fuels	3.8%	2.3%
Pharmaceuticals	5.2%	6.4%
Retail and consumer products	12.0%	5.6%
Transportation	4.2%	4.9%
Total	100.0%	100.0%

The geographic composition of investments at fair value at June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
United States
Midwest	16.6%	12.0%
Northeast	16.1%	23.5%
South	20.1%	19.6%
West	41.3%	40.2%
Australia	1.6%	2.0%
Bermuda	1.9%	—
Canada	2.4%	2.7%
Total	100.0%	100.0%

5. Derivatives

Interest Rate Swaps

In January 2015, in connection with its 2019 Convertible Notes, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on the three-month London Interbank Offered Rate (“LIBOR”) plus 2.86%. The swap transactions mature on December 15, 2019, matching the maturity date of the 2019 Convertible Notes.

In January 2017, in connection with a fixed rate investment, the Company entered into an interest rate swap transaction with a $33.3 million notional amount. On a net basis, the Company receives three-month LIBOR and pays fixed rate interest at 1.72%. The swap transaction matures on January 10, 2020, matching the expected repayment date of the investment.

In February 2017, in connection with the issuance of the 2022 Convertible Notes, the Company entered into an interest rate swap transaction with a $115.0 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on three-month LIBOR plus 2.37%. The swap transaction matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes.

In January 2018, in connection with the issuance of the 2023 Notes, the Company entered into an interest rate swap transaction with a $150.0 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on three-month LIBOR plus 1.99%. The swap transaction matures on January 22, 2023, matching the maturity date of the 2023 Notes.

In June 2018, in connection with the reopening and issuance of additional 2022 Convertible Notes, the Company entered into two interest rate swap transactions with notional amounts of $50.0 million and $7.5 million, respectively. The Company receives fixed rate interest on each swap at 4.50%, and pays variable rate interest based on three-month LIBOR plus 1.59%, and 1.60%, respectively. The swap transactions mature on August 1, 2022, matching the maturity date of the 2022 Convertible Notes.

In June 2019, upon maturity of the original swap transaction on an existing fixed rate investment, the Company entered into an interest rate swap transaction with a $91.5 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 1.97%. The swap transaction matures on June 25, 2020, matching the expected repayment date of the investment.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three and six months ended June 30, 2019 and 2018:

			For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	6/27/2019	$91,500	$(623)	$610	$(13)	$(1,233)	$1,256	$23
Interest rate swap	12/15/2019	115,000	(1,643)	1,294	(349)	(3,231)	2,588	(643)
Interest rate swap (1)	1/10/2020	33,333	(698)	806	108	(1,396)	1,575	179
Interest rate swap	8/1/2022	115,000	(1,446)	1,294	(152)	(2,900)	2,587	(313)
Interest rate swap	8/1/2022	50,000	(530)	562	32	(1,067)	1,125	58
Interest rate swap	8/1/2022	7,500	(80)	84	4	(160)	169	9
Interest rate swap	1/22/2023	150,000	(1,742)	1,687	(55)	(3,501)	3,375	(126)
Total		$562,333	$(6,762)	$6,337	$(425)	$(13,488)	$12,675	$(813)

			For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	10/5/2018	$92,500	$(269)	$398	$129	$(544)	$719	$175
Interest rate swap	12/15/2019	115,000	(1,465)	1,294	(171)	(2,744)	2,588	(156)
Interest rate swap	1/10/2020	33,333	(698)	748	50	(1,396)	1,434	38
Interest rate swap	8/1/2022	115,000	(1,374)	1,294	(80)	(2,542)	2,588	46
Interest rate swap	8/1/2022	50,000	(50)	63	13	(50)	63	13
Interest rate swap	8/1/2022	7,500	—	—	—	—	—	—
Interest rate swap	1/22/2023	150,000	(1,647)	1,688	41	(2,651)	2,944	293
Total		$563,333	$(5,503)	$5,485	$(18)	$(9,927)	$10,336	$409

(1)

The notional amount of certain interest rate swaps may exceed the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, or amortization.

For the three and six months ended June 30, 2019, the Company recognized $6.1 million and $9.4 million, respectively, in net change in unrealized gains on interest rate swaps in the consolidated statement of operations related to the swap transactions. For the three and six months ended June 30, 2018, the Company recognized $1.8 million and $6.0 million, respectively, in net change in unrealized losses on interest rate swaps in the consolidated statement of operations related to the swap transactions.

As of June 30, 2019, the swap transactions had a fair value of $6.8 million which is netted against restricted cash collateral on the Company’s consolidated balance sheet. As of December 31, 2018, the swap transactions had a fair value of ($2.7) million which is netted against restricted cash collateral on the Company’s consolidated balance sheet. The Company’s interest rate swaps are with one counterparty and are centrally cleared through a registered commodities exchange.

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

As of June 30, 2019, $5.0 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $10.0 million of cash collateral posted as of December 31, 2018, of which $7.3 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2019 and December 31, 2018:

	Fair Value Hierarchy at June 30, 2019
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$3,921	$2,001,181	$2,005,102
Second-lien debt investments	—	3,095	3,333	6,428
Mezzanine debt investments	—	—	2,544	2,544
Equity and other investments	363	—	46,096	46,459
Total investments at fair value	$363	$7,016	$2,053,154	$2,060,533
Interest rate swaps	—	6,780	—	6,780
Total	$363	$13,796	$2,053,154	$2,067,313

	Fair Value Hierarchy at December 31, 2018
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$25,870	$1,628,037	$1,653,907
Second-lien debt investments	—	—	4,137	4,137
Mezzanine debt investments	—	—	2,481	2,481
Equity and other investments	2,210	—	43,234	45,444
Total investments at fair value	$2,210	$25,870	$1,677,889	$1,705,969
Interest rate swaps	—	(2,663)	—	(2,663)
Total	$2,210	$23,207	$1,677,889	$1,703,306

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2019:

	As of and for the Three Months Ended
	June 30, 2019
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,775,769	$4,137	$2,531	$40,097	$1,822,534
Purchases or originations	348,929	—	—	280	349,209
Repayments / redemptions	(135,475)	(795)	—	—	(136,270)
Paid-in-kind interest	1,421	—	—	—	1,421
Net change in unrealized gains (losses)	5,724	(16)	13	5,719	11,440
Net realized gains (losses)	—	—	—	—	—
Net amortization of discount on securities	4,813	7	—	—	4,820
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,001,181	$3,333	$2,544	$46,096	$2,053,154

	As of and for the Six Months Ended
	June 30, 2019
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,628,037	$4,137	$2,481	$43,234	$1,677,889
Purchases or originations	494,905	—	—	1,558	496,463
Repayments / redemptions	(150,496)	(795)	—	(1,635)	(152,926)
Paid-in-kind interest	3,226	—	—	—	3,226
Net change in unrealized gains (losses)	18,526	(17)	63	3,305	21,877
Net realized losses	(72)	—	—	(366)	(438)
Net amortization of discount on securities	7,055	8	—	—	7,063
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,001,181	$3,333	$2,544	$46,096	$2,053,154

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2018:

	As of and for the Three Months Ended
	June 30, 2018
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,785,527	$61,364	$—	$42,555	$1,889,446
Purchases or originations	227,627	—	—	4,140	231,767
Repayments / redemptions	(188,528)	—	—	—	(188,528)
Paid-in-kind interest	1,585	—	—	—	1,585
Net change in unrealized gains (losses)	(5,630)	(33)	—	7,110	1,447
Net realized losses	(9,572)	—	—	—	(9,572)
Net amortization of discount on securities	7,387	—	—	—	7,387
Transfers within Level 3	(2,211)	—	—	2,211	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,816,185	$61,331	$—	$56,016	$1,933,532

	As of and for the Six Months Ended
	June 30, 2018
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,563,972	$60,900	$—	$38,322	$1,663,194
Purchases or originations	544,397	—	—	6,614	551,011
Repayments / redemptions	(289,617)	—	—	(1,379)	(290,996)
Paid-in-kind interest	2,578	—	—	—	2,578
Net change in unrealized gains (losses)	(4,318)	431	—	9,746	5,859
Net realized gains (losses)	(9,513)	—	—	502	(9,011)
Net amortization of discount on securities	10,897	—	—	—	10,897
Transfers within Level 3	(2,211)	—	—	2,211	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,816,185	$61,331	$—	$56,016	$1,933,532

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2019 and 2018:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2019 on	June 30, 2018 on
	Investments Held at	Investments Held at
	June 30, 2019	June 30, 2018
First-lien debt investments	$6,708	$(2,037)
Second-lien debt investments	(8)	(33)
Mezzanine debt investments	13	—
Equity and other investments	5,718	7,109
Total	$12,431	$5,039

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2019 on	June 30, 2018 on
	Investments Held at	Investments Held at
	June 30, 2019	June 30, 2018
First-lien debt investments	$18,816	$2,732
Second-lien debt investments	(17)	430
Mezzanine debt investments	63	—
Equity and other investments	2,381	10,206
Total	$21,243	$13,368

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2019
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,001,181	Income approach (1)	Discount rate	5.5% — 15.2% (10.4%)	Decrease
Second-lien debt investments	3,333	Income approach	Discount rate	15.5% — 15.5% (15.5%)	Decrease
Mezzanine debt investments	2,544	Income approach	Discount rate	15.6% — 15.6% (15.6%)	Decrease
Equity and other investments	46,096	Market Multiple (2)	Comparable multiple	3.0x — 14.0x (11.4x)	Increase
Total	$2,053,154

(1)

Includes $16.4 million of debt investments which were valued using an asset valuation waterfall and $76.1 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

(2)

Includes $2.6 million of equity investments which were valued using a weighted valuation approach and $1.3 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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
(3)

Includes $9.5 million of equity investments which were valued using a weighted valuation approach and $4.2 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2019 and December 31, 2018, approximates its carrying value as the outstanding balance is callable at carrying value.

The fair value of the Company’s Convertible Notes (consisting of the 2019 Convertible Notes and the 2022 Convertible Notes) and 2023 Notes, which are categorized as Level 2 within the fair value hierarchy, as of June 30, 2019 and December 31, 2018, was $443.2 million and $428.9 million, respectively, based on broker quotes received by the Company. The aggregate principal amount of the Company’s Convertible Notes and 2023 Notes, as of both June 30, 2019 and December 31, 2018, was $437.5 million.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage was 216.4% and 270.5%, respectively.

On October 8, 2018, the Company’s stockholders approved the application of the minimum asset coverage ratio of 150% to the Company, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As a result and subject to certain additional disclosure requirements, as of October 9, 2018, the Company’s minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, the Company is permitted to increase its maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

Debt obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$1,245,000	$510,223	$734,777	$499,029
2019 Convertible Notes	115,000	115,000	—	114,327
2022 Convertible Notes	172,500	172,500	—	168,830
2023 Notes	150,000	150,000	—	147,669
Total Debt	$1,682,500	$947,723	$734,777	$929,855

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $11.2 million, $4.3 million and $2.3 million, respectively.

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

For the three and six months ended June 30, 2019 and 2018, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$10,127	$9,379	$17,942	$17,337
Commitment fees	672	349	1,419	804
Amortization of deferred financing costs	1,182	999	2,267	1,870
Accretion of original issue discount	225	236	450	414
Swap settlement	518	198	1,016	(194)
Total Interest Expense	$12,724	$11,161	$23,094	$20,231
Average debt outstanding (in millions)	$919.7	$938.7	$813.4	$883.1
Weighted average interest rate	4.6%	4.1%	4.7%	3.9%
Average 1-month LIBOR rate	2.4%	2.0%	2.5%	1.8%

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2018, aggregate commitments under the facility were $940 million. Pursuant to an amendment to the Revolving Credit Facility dated as of February 14, 2019 (the “Eighth Amendment”), the aggregate commitments under the facility were increased to $1,170 million. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1,500 million. On June 7, 2019 the Company exercised its right under the accordion feature and increased the size of the facility to $1,245 million.

Pursuant to the Eighth Amendment, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended from February 18, 2022 to February 14, 2023 and the stated maturity date was extended from February 17, 2023 to February 14, 2024.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2019, the Company had outstanding debt denominated in Australian dollars (AUD) of 47.2 million, Canadian dollars (CAD) of 64.5 million, and Euro (EUR) of 7.1 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2019 and December 31, 2018, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of June 30, 2019 and December 31, 2018, the Company was in compliance with the terms of the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible notes due December 2019 (the “2019 Convertible Notes”). The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of June 30, 2019, the estimated adjusted conversion price was approximately $24.89 per share of common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%. See Note 5 for further information related to the Company’s interest rate swaps.

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

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of June 30, 2019, the estimated adjusted conversion price was approximately $20.78 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three and six months ended June 30, 2019 and 2018, the components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$3,234	$2,657	$6,469	$5,245
Accretion of original issue discount	223	234	445	410
Amortization of deferred financing costs	430	373	855	734
Total Interest Expense	$3,887	$3,264	$7,769	$6,389

Total interest expense in the table above does not include the effect of the interest rate swaps related to the Convertible Notes. During the three and six months ended June 30, 2019, the Company received $3.2 million and $6.5 million, respectively, and paid $3.7 million and $7.4 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Notes. During the three and six months ended June 30, 2018, the Company received $2.6 million and $5.2 million, respectively, and paid $2.9 million and $5.3 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2019 and December 31, 2018, the components of the carrying value of the Convertible Notes and the stated interest rate were as follows:

	June 30, 2019
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$172,500
Original issue discount, net of accretion	(318)	(727)
Deferred financing costs	(355)	(2,943)
Carrying value of debt	$114,327	$168,830
Stated interest rate	4.50%	4.50%

	December 31, 2018
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$172,500
Original issue discount, net of accretion	(656)	(833)
Deferred financing costs	(738)	(3,416)
Carrying value of debt	$113,606	$168,251
Stated interest rate	4.50%	4.50%

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

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of June 30, 2019 and December 31, 2018, the Company was in compliance with the terms of the indentures governing the Convertible Notes.

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

As of June 30, 2019 and 2018, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

For the three and six months ended June 30, 2019 and 2018, the components of interest expense related to the 2023 Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$1,688	$1,688	$3,375	$2,981
Accretion of original issue discount	2	2	4	4
Amortization of deferred financing costs	160	154	319	268
Total Interest Expense	$1,850	$1,844	$3,698	$3,253

Total interest expense in the table above does not include the effect of the interest rate swap related to the 2023 Notes. During the three and six months ended June 30, 2019, the Company received $1.7 million and $3.4 million, respectively, and paid $1.7 million and $3.5 million, respectively, related to the settlements of its interest rate swap related to the 2023 Notes. During the three and six months ended June 30, 2018 the Company received $1.7 million and $2.9 million, respectively, and paid $1.6 million and $2.7 million, respectively, related to the settlements of its interest rate swap related to the 2023 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2019 and December 31, 2018, the components of the carrying value of the 2023 Notes and the stated interest rate were as follows:

	June 30, 2019	December 31, 2018
Principal amount of debt	$150,000	$150,000
Original issue discount, net of accretion	(34)	(38)
Deferred financing costs	(2,297)	(2,619)
Carrying value of debt	$147,669	$147,343
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swap. The Company’s swap-adjusted interest rate on the 2023 Notes is three month LIBOR plus 1.99%. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2019 and December 31, 2018, the Company was in compliance with the terms of the indenture governing the 2023 Notes.

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

As of June 30, 2019 and December 31, 2018, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2019	December 31, 2018
AppStar Financial, LLC - Revolver	$2,000	$2,000
Caris Life Sciences, Ltd. - Delayed Draw	2,500	2,500
ClearCompany, LLC - Delayed Draw	3,000	3,000
Clinicient, Inc. - Revolver	4,000	—
Ferrellgas, L.P. - Revolver	30,000	30,000
Frontline Technologies Group, LLC - Delayed Draw	7,291	9,377
G Treasury SS, LLC - Delayed Draw	1,400	5,000
G Treasury SS, LLC - Revolver	2,000	2,000
Government Brands, LLC - Revolver	1,000	5,000
Integration Appliance, Inc. - Revolver	2,619	2,619
IRGSE Holding Corp. - Revolver	1,190	3,000
Kyriba Corp. - Delayed Draw	8,323	—
Kyriba Corp. - Revolver	1,832	—
Lithium Technologies, LLC - Revolver	3,959	3,959
MD America Energy, LLC - Delayed Draw	10,500	15,000
Motus, LLC - Revolver	—	5,619
PageUp People, Ltd. - Revolver	3,508	2,112
PayLease, LLC - Revolver	3,333	3,333
PayScale Holdings, Inc. - Delayed Draw	7,667	—
PrimeRevenue, Inc. - Revolver	6,250	6,250
ScentAir Technologies, Inc. - Revolver	750	750
Sovos Compliance, LLC - Delayed Draw	—	545
Sovos Compliance, LLC - Revolver	—	1,657
TherapeuticsMD, Inc. - Delayed Draw A1	7,500	—
TherapeuticsMD, Inc. - Delayed Draw A2	7,500	—
Valant Medical Solutions, Inc. - Delayed Draw	2,803	—
Valant Medical Solutions, Inc. - Revolver	2,000	—
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7,778	—
Total Portfolio Company Commitments	$130,703	$103,721

Other Commitments and Contingencies

As of June 30, 2019 and December 31, 2018, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of June 30, 2019 or December 31, 2018, respectively.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2019 and December 31, 2018, management is not aware of any pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2019 and 2018. All shares issued to stockholders in the tables below are newly issued shares.

	Six Months Ended
	June 30, 2019
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 6, 2018	Base	December 14, 2018	January 15, 2019	212,818
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	87,327
February 20, 2019	Base	March 15, 2019	April 15, 2019	318,114
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	7,214
Total Shares Issued				625,473

	Six Months Ended
	June 30, 2018
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2017	Base	December 15, 2017	January 12, 2018	153,295
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	16,455
February 21, 2018	Base	March 15, 2018	April 13, 2018	198,296
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	33,055
Total Shares Issued				401,101

(1)	See Note 11 for further information on base and supplemental dividends.

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

On May 2, 2019, the Board authorized an amendment to the Company 10b5-1 Plan to revise the market prices at which the agent will repurchase shares of the Company’s common stock on its behalf and extend the termination date to November 30, 2019.

The Company 10b5-1 Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan, as amended, requires Goldman Sachs & Co. LLC, as agent, to repurchase shares of common stock on the Company’s behalf when the market price per share is just below 1.05x the most recently reported net asset value per share in the Company’s public financial statements or publicly announced by the Company, less the amount of any supplemental dividend that has been publicly announced by the Company but that has yet to be reflected in the net asset value per share most recently reported in public financial statements (including any updates, corrections or adjustments publicly announced by the Company to any such net asset value per share or supplemental dividend). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

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

During the three and six months ended June 30, 2019 and 2018, no shares were repurchased under the Company 10b5-1 Plan.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Increase in net assets resulting from operations	$47,795	$33,569	$86,541	$67,405
Weighted average shares of common stock outstanding —basic and diluted	65,982,373	64,758,752	65,789,976	62,810,429
Earnings per common share —basic and diluted	$0.72	$0.52	$1.32	$1.07

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2019 was less than the estimated adjusted conversion price for the Convertible Notes outstanding as of June 30, 2019. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	$0.12
February 20, 2019	Base	March 15, 2019	April 15, 2019	0.39
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	0.01
May 2, 2019	Base	June 14, 2019	July 15, 2019	0.39
Total Dividends Declared				$0.91

	Six Months Ended
	June 30, 2018
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	$0.03
February 21, 2018	Base	March 15, 2018	April 13, 2018	0.39
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	0.06
May 3, 2018	Base	June 15, 2018	July 13, 2018	0.39
Total Dividends Declared				$0.87

The dividends declared during the three and six months ended June 30, 2019 and 2018 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2019 and 2018.

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Per Share Data (7)
Net asset value, beginning of period	$16.25	$16.09

Net investment income (1)	0.88	1.07
Net realized and unrealized gain (1)	0.44	—
Total from operations	1.32	1.07
Issuance of common stock, net of offering costs (2)	0.02	0.07
Dividends declared from net investment income (2)	(0.91)	(0.87)
Total increase in net assets	0.43	0.27
Net Asset Value, End of Period	$16.68	$16.36
Per share market value at end of period	$19.60	$17.94
Total return based on market value (3)	13.38%	(5.00)%
Total return based on net asset value (4)	8.25%	7.09%
Shares Outstanding, End of Period	66,038,290	64,920,526
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	10.58%	11.06%
Ratio of net investment income to average net assets	10.70%	13.17%
Portfolio turnover	18.28%	33.14%
Net assets, end of period	$1,101,643	$1,062,042

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of Triangle Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 11.07% for the six months ended June 30, 2018. The Adviser did not waive any Management Fees or Incentive Fees for the six months ended June 30, 2019.

(7)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2019.

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

On August 4, 2015, our Board authorized us to enter into a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value per share over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. We put the Company 10b5-1 Plan in place because we believe that if our common stock is trading below our then-current net asset value per share, it is in the best interest of our stockholders for us to reinvest in our existing portfolio and increase our leverage ratio through share repurchases.

On May 2, 2019, the Board authorized an amendment to the Company 10b5-1 Plan to revise the market prices at which the agent will repurchase shares of our common stock on its behalf and extend the termination date to November 30, 2019.

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan, as amended, requires Goldman Sachs & Co. LLC, as agent, to repurchase shares of common stock on our behalf when the market price per share is just below 1.05x the most recently reported net asset value per share in our public financial statements or publicly announced by us, less the amount of any supplemental dividend that we have publicly announced but that has yet to be reflected in the net asset value per share most recently reported in public financial statements (including any updates, corrections or adjustments publicly announced by us to any such net asset value per share or supplemental dividend). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

Unless otherwise extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of the termination date or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2019, we have originated more than $11.2 billion aggregate principal amount of investments and retained approximately $5.7 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2019, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 79.1% of our total investments based on fair value, had weighted average annual revenue of $107.8 million and weighted average annual EBITDA of $32.6 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2019, the largest single investment based on fair value represented 4.2% of our total investment portfolio.

As of June 30, 2019, the average investment size in each of our portfolio companies was approximately $36.8 million based on fair value.

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

As of June 30, 2019, the largest industry represented 19.8% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2019, approximately 97.6% of our portfolio was invested in secured debt, including 97.3% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended June 30, 2019, the weighted average term on new investment commitments in new portfolio companies was 4.9 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2019, we had call protection on 87.0% of our debt investments based on fair value, with weighted average call prices of 106.0% for the first year, 103.5% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of June 30, 2019, 99.4% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 94.7% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP is a global finance and investment firm with over $31 billion of assets under management as of March 31, 2019. TSSP is in a strategic partnership with TPG, the global alternative asset firm. TSSP’s core platforms include TPG Specialty Lending, TSL Europe, which is aimed at European middle-market loan originations, TSSP Adjacent Opportunities, which has the flexibility to invest across all of TSSP’s private credit market investments, TSSP Opportunities Partners, which focuses on actively managed opportunistic investments across the credit cycle, TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, and TSSP Capital Solutions, which provides financing solutions to growing companies. TSSP has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 225 investment and operating professionals. As of June 30, 2019, thirty three (33) of these personnel are dedicated to our business, including twenty five (25) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2019, 99.4% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 94.7% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three and six months ended June 30, 2019, 3.1% and 3.2% respectively of our total investment income was comprised of PIK interest.

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

On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result and subject to certain additional disclosure requirements, as of October 9, 2018, our minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one. The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity). Pursuant to the waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters.

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

Portfolio and Investment Activity

As of June 30, 2019, our portfolio based on fair value consisted of 97.3% first-lien debt investments, 0.3% second-lien debt investments, 0.1% mezzanine debt investments, and 2.3% equity and other investments. As of December 31, 2018, our portfolio based on fair value consisted of 96.9% first-lien debt investments, 0.2% second-lien debt investments, 0.2% mezzanine debt investments, and 2.7% equity and other investments.

As of June 30, 2019 and December 31, 2018, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.2% and 11.6%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.4% and 11.7%, respectively.

As of June 30, 2019 and December 31, 2018, we had investments in 56 and 46 portfolio companies, respectively, with an aggregate fair value of $2,060.5 million and $1,706.0 million, respectively.

For the three months ended June 30, 2019, the principal amount of new investments funded was $344.0 million in twelve new portfolio companies and two existing portfolio companies. For this period, we had $128.1 million aggregate principal amount in exits and repayments.

For the three months ended June 30, 2018, the principal amount of new investments funded was $221.6 million in four new portfolio companies and six existing portfolio companies. For this period, we had $182.9 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended June 30, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2019	June 30, 2018
New investment commitments:
Gross originations	$1,495.4	$944.4
Less: Syndications/sell downs	1,099.2	679.3
Total new investment commitments	$396.2	$265.1
Principal amount of investments funded:
First-lien	$340.0	$215.5
Second-lien	3.7	—
Mezzanine	—	—
Equity and other	0.3	6.1
Total	$344.0	$221.6
Principal amount of investments sold or repaid:
First-lien	$126.8	$180.7
Second-lien	0.8	—
Mezzanine	—	—
Equity and other	0.5	2.2
Total	$128.1	$182.9
Number of new investment commitments in new portfolio companies	12	4
Average new investment commitment amount in new portfolio companies	$30.8	$56.8
Weighted average term for new investment commitments in new portfolio companies (in years)	4.9	4.6
Percentage of new debt investment commitments at floating rates (1)	98.0%	100.0%
Percentage of new debt investment commitments at fixed rates	2.0%	—
Weighted average interest rate of new investment commitments	10.6%	10.6%
Weighted average spread over LIBOR of new floating rate investment commitments	8.3%	8.4%
Weighted average interest rate on investments sold or paid down	11.0%	9.5%

(1)	Includes two fixed rate investments for the three months ended June 30, 2019, for which we entered into interest rate swap agreements to swap to floating rates.

As of June 30, 2019 and December 31, 2018, our investments consisted of the following:

	June 30, 2019		December 31, 2018
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,005.1	$1,975.3	$1,653.9	$1,642.0
Second-lien debt investments	6.4	6.4	4.1	4.1
Mezzanine debt investments	2.5	2.5	2.5	2.5
Equity and other investments	46.5	66.1	45.5	67.8
Total	$2,060.5	$2,050.3	$1,706.0	$1,716.4

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,060.5	100.0%	$1,706.0	100.0%
Non-accrual (1)	—	—	—	—
Total	$2,060.5	100.0%	$1,706.0	100.0%

	June 30, 2019		December 31, 2018
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,050.3	100.0%	$1,716.4	100.0%
Non-accrual (1)	—	—	—	—
Total	$2,050.3	100.0%	$1,716.4	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Weighted average total yield of debt and income producing securities (1)	11.2%	11.6%
Weighted average interest rate of debt and income producing securities	10.7%	11.1%
Weighted average spread over LIBOR of all floating rate investments (2)	8.4%	8.6%

(1)	Weighted average total portfolio yield at fair value was 10.9% at June 30, 2019 and 11.3% at December 31, 2018.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2019 and December 31, 2018. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2019		December 31, 2018
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,735.4	84.2%	$1,531.4	89.8%
2	273.6	13.3	118.1	6.9
3	51.5	2.5	56.5	3.3
4	—	—	—	—
5	—	—	—	—
Total	$2,060.5	100.0%	$1,706.0	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total investment income	$62.4	$66.4	$114.9	$124.2
Less: Net expenses	30.3	29.2	55.8	55.0
Net investment income before income taxes	32.1	37.2	59.1	69.2
Less: Income taxes, including excise taxes	1.0	0.9	1.3	1.7
Net investment income	31.1	36.3	57.8	67.5
Net realized gains (losses) (1)	0.3	(9.2)	0.8	(6.3)
Net change in unrealized gains (1)	16.4	6.5	27.9	6.2
Net increase in net assets resulting from operations	$47.8	$33.6	$86.5	$67.4

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest from investments	$60.5	$63.1	$110.8	$114.8
Dividend income	0.0	0.0	0.0	0.2
Other income	1.9	3.3	4.1	9.2
Total investment income	$62.4	$66.4	$114.9	$124.2

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $63.1 million for the three months ended June 30, 2018 to $60.5 million for the three months ended June 30, 2019. The decrease in interest from investments was primarily a result of a decrease in accelerated amortization of upfront fees and prepayment fees, while the average size of our investment portfolio was $1.9 billion for both the three months ended June 30, 2018 and 2019. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, decreased from $4.6 million for the three months ended June 30, 2018 to $2.5 million for the three months ended June 30, 2019. Prepayment fees decreased from $3.0 million for the three months ended June 30, 2018 to $2.4 million for the three months ended June 30, 2019. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on three portfolio investments, a partial realization on one portfolio investment and earning prepayment fees on three portfolio investments during the three months ended June 30, 2018. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on four portfolio investments, one partial paydown and earning prepayment fees on two portfolio investments during the three months ended June 30, 2019. Dividend income was less than $0.1 million for the three months ended June 30, 2018 and the three months ended June 30, 2019. Other income decreased from $3.3 million for the three months ended June 30, 2018 to $1.9 million for the three months ended June 30, 2019, primarily due to lower syndication fees during the three months ended June 30, 2019 compared to the same period in 2018.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $114.8 million for the six months ended June 30, 2018 to $110.8 million for the six months ended June 30, 2019. The decrease in interest from investments was primarily a result of a decrease in accelerated amortization of upfront fees and prepayment fees, while the average size of our investment portfolio was $1.9 billion for both the six months ended June 30, 2018 and 2019. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, decreased from $5.9 million for the six months ended June 30, 2018 to $2.8 million for the six months ended June 30, 2019; and prepayment fees decreased from $6.7 million for the six months ended June 30, 2018 to $3.0 million for the six months ended June 30, 2019. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on six portfolio investments, a partial paydown on one portfolio investment, a partial realization on one portfolio investment, and earning prepayment fees on eight portfolio investments during the six months ended June 30, 2018 and full paydowns on five portfolio investments, one partial paydown and earning prepayment fees on three portfolio investment during the six months ended June 30, 2019. Other income decreased from $9.2 million for the six months ended June 30, 2018 to $4.1 million for the six months ended June 30, 2019, primarily due to higher syndication, amendment and commitment fees earned during the first half of 2018.

Expenses

Operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest	$12.7	$11.2	$23.1	$20.2
Management fees (net of waivers)	7.4	7.3	14.0	14.0
Incentive fees related to pre-incentive fee net investment income (net of waivers)	6.6	7.7	12.3	14.3
Incentive fees related to realized/unrealized capital gains	—	—	—	—
Professional fees	1.9	1.6	3.2	3.7
Directors fees	0.1	0.1	0.2	0.2
Other general and administrative	1.6	1.3	3.0	2.6
Net Expenses	$30.3	$29.2	$55.8	$55.0

Interest

Interest expense, including other debt financing expenses, increased from $11.2 million for the three months ended June 30, 2018 to $12.7 million for the three months ended June 30, 2019. This increase was primarily due to an increase in the average interest rate on our debt outstanding from the three months ended June 30, 2018 to the three months ended June 30, 2019. The average interest rate on our debt outstanding increased from 4.1% for three months ended June 30, 2018 to 4.6% for the three months ended June 30, 2019.

Interest expense, including other debt financing expenses, increased from $20.2 million for the six months ended June 30, 2018 to $23.1 million for the six months ended June 30, 2019. This increase was primarily due to an increase in the average interest rate on our debt outstanding from 3.9% for the six months ended June 30, 2018 to 4.7% for the six months ended June 30, 2019.

Management Fees

Management Fees (net of waivers) increased from $7.3 million for the three months ended June 30, 2018 to $7.4 million for the three months ended June 30, 2019 due to an increase in assets for the three months ended June 30, 2019 compared to the same period in 2018. The Adviser did not waive any Management Fees for the three months ended June 30, 2019 or 2018.

Management Fees (net of waivers) was $14.0 million for both the six months ended June 30, 2018 and 2019. Management Fees (gross of waivers) was $14.0 million for both the six months ended June 30, 2018 and 2019 due to average total assets remaining $2.0 billion for both the six months ended June 30, 2018 and 2019. Management Fees waived were less than $0.1 million for the six months ended June 30, 2018, consisting solely of Management Fees attributable to our ownership of shares of common stock in the TCAP Shares. The Adviser did not waive any Management Fees for the six months ended June 30, 2019.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income decreased from $7.7 million for the three months ended June 30, 2018 to $6.6 million for the three months ended June 30, 2019. This decrease resulted from a decrease in investment income resulting from lower interest and other income for the three months ended June 30, 2019. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended June 30, 2019 or 2018. There were no Incentive Fees related to capital gains and losses for each of the three months ended June 30, 2019 and 2018 due to cumulative realized losses on our investments.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income decreased from $14.3 million for the six months ended June 30, 2018 to $12.3 million for the six months ended June 30, 2019. This decrease resulted from a decrease in pre-incentive fee net investment income resulting from lower accelerated amortization and prepayment fees for six months ended June 30, 2019. For the six months ended June 30, 2018, Incentive Fees related to pre-Incentive Fee net investment income of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the six months ended June 30, 2019. There were no Incentive Fees related to capital gains and losses for the six months ended June 30, 2019 and 2018 due to cumulative realized losses on our investments.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.6 million for the three months ended June 30, 2018 to $1.9 million for the three months ended June 30, 2019 primarily due to expenses related to the Company’s Special Meeting of Shareholders. Other general and administrative fees increased from $1.3 million for the three months ended June 30, 2018 to $1.6 million for the three months ended June 30, 2019.

Professional fees decreased from $3.7 million for the six months ended June 30, 2018 to $3.2 million for the six months ended June 30, 2019 primarily due to the recognition of remaining non-recurring expenses associated with the initial shelf registration statement that were previously recorded as deferred financing costs during the six months ended June 30, 2018. Other general and administrative fees increased from $2.6 million for the six months ended June 30, 2018 to $3.0 million for the six months ended June 30, 2019.

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

For the three and six months ended June 30, 2019, we recorded a net expense of $1.0 million and $1.3 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2018, we recorded a net expense of $0.9 million and $1.7 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net realized gains (losses) on investments	$0.3	$(9.1)	$1.0	$(6.5)
Net realized gains (losses) on foreign currency transactions	(0.0)	(0.0)	(0.1)	0.1
Net realized gains (losses) on foreign currency investments	0.0	(0.1)	(0.1)	0.0
Net realized gains on foreign currency borrowings	0.0	0.0	0.0	0.1
Net realized gains (losses)	$0.3	$(9.2)	$0.8	$(6.3)

Change in unrealized gains on investments	$20.2	$30.9	$32.5	$37.4
Change in unrealized losses on investments	(9.1)	(27.6)	(11.9)	(29.1)
Net Change in Unrealized Gains (Losses) on Investments	$11.1	$3.3	$20.6	$8.3
Unrealized gains (losses) on foreign currency borrowings	(0.8)	4.9	(2.2)	3.9
Unrealized gains on foreign currency cash and forward contracts	0.0	0.0	0.0	0.0
Unrealized gains (losses) on interest rate swaps	6.1	(1.7)	9.5	(6.0)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$5.3	$3.2	$7.3	$(2.1)

Net Change in Unrealized Gains	$16.4	$6.5	$27.9	$6.2

For the three and six months ended June 30, 2019 we had net realized gains on investments of $0.3 million and $1.0 million, respectively.  For the three and six months ended June 30, 2019 we had net realized losses of less than $0.1 million and $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2019 we had net realized gains of less than $0.1 million and net realized losses of $0.1 million, respectively, on foreign currency investments. For both the three and six months ended June 30, 2019 and 2018 we had net realized gains of less than $0.1 million on foreign currency borrowings. The net realized gains on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended June 30, 2019 we had $20.2 million in unrealized gains on 27 portfolio company investments, which was offset by $9.1 million in unrealized losses on 33 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive credit-related adjustments. Unrealized losses primarily resulted from some instances of negative credit-related adjustments. For the six months ended June 30, 2019 we had $32.5 million in unrealized gains on 38 portfolio company investments, which was offset by $11.9 million in unrealized losses on 23 portfolio company investments.  Unrealized gains resulted from an increase in fair value, primarily due to a tightening spread environment and positive credit-related adjustments. Unrealized losses primarily resulted from some instances of negative credit-related adjustments.

For the three and six months ended June 30, 2019, we had unrealized losses on foreign currency borrowings of $0.8 million and $2.2 million, respectively, as a result of fluctuations in the AUD, CAD and EUR exchange rates. For both the three and six months ended June 30, 2019 we had unrealized gains on foreign currency cash and forward contracts of less than $0.1 million. For the three and six months ended June 30, 2019 we had unrealized gains on interest rate swaps of $6.1 million and $9.5 million, respectively, on interest rate swaps due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2019, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.7% (based on total capital invested of $3.6 billion and total proceeds from these exited investments of $4.4 billion). Eighty nine percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three and six months ended June 30, 2019, we incurred $0.8 million and $2.2 million, respectively, of unrealized losses on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2019.

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

See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2019. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150% (prior to October 9, 2018, our minimum asset coverage requirement was 200%). For more information, see “Key Components of Our Results of Operations — Leverage” above. As of June 30, 2019 and December 31, 2018, our asset coverage ratio was 216.4% and 270.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2019, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2019, we had approximately $734.8 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of June 30, 2019, we had $10.0 million in cash and cash equivalents, including $5.0 million of restricted cash, a decrease of $0.6 million from December 31, 2018. During the six months ended June 30, 2019, we used $269.8 million in cash from operating activities, primarily as a result of funding portfolio investments of $504.4 million and other operating activity of $33.8 million, which was offset by repayments and proceeds from investments of $181.9 million and an increase in net assets resulting from operations of $86.5 million. Lastly, cash provided by financing activities was $269.1 million during the period, primarily due to borrowings of $638.3 million on our Revolving Credit Facility, which was partially offset by paydowns on our Revolving Credit Facility of $317.7 million, dividends paid of $47.9 million and deferred financing costs of $3.6 million.

As of June 30, 2019, we had $5.0 million of restricted cash pledged as collateral under our interest rate swap agreements, a decrease of $2.3 million from December 31, 2018 primarily due to increases in the fair value of our swaps.

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

During the six months ended June 30, 2019 and 2018, we also issued 625,473 and 401,101 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $11.8 million and $7.1 million, respectively. On July 15, 2019, we issued 232,427 shares of our common stock through our dividend reinvestment plan for proceeds of $4.3 million, which is not reflected in the number of shares issued for the six months ended June 30, 2019 in this section or the consolidated financial statements for the three and six months ended June 30, 2019.

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

On May 2, 2019, the Board authorized an amendment to the Company 10b5-1 Plan to revise the market prices at which the agent will repurchase shares of our common stock on its behalf and extend the termination date to November 30, 2019.

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan, as amended, requires Goldman Sachs & Co. LLC, as agent, to repurchase shares of common stock on our behalf when the market price per share is just below 1.05x the most recently reported net asset value per share in our public financial statements or publicly announced by us, less the amount of any supplemental dividend that we have publicly announced but that has yet to be reflected in the net asset value per share most recently reported in public financial statements (including any updates, corrections or adjustments publicly announced by us to any such net asset value per share or supplemental dividend). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

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

For the six months ended June 30, 2019 and 2018, no shares were repurchased under the Company 10b5-1 Plan.

Debt

Debt obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$1,245.0	$510.2	$734.8	$499.0
2019 Convertible Notes	115.0	115.0	—	114.3
2022 Convertible Notes	172.5	172.5	—	168.8
2023 Notes	150.0	150.0	—	147.7
Total Debt	$1,682.5	$947.7	$734.8	$929.8

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $11.2 million, $4.3 million and $2.3 million, respectively.

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

As of June 30, 2019 and December 31, 2018, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with SunTrust Bank, as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2018, aggregate commitments under the facility were $940 million. Pursuant to an amendment to the Revolving Credit Facility dated as of February 14, 2019 (the “Eighth Amendment”), the aggregate commitments under the facility were increased to $1,170 million. The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $1,500 million. On June 7, 2019 we exercised our right under the accordion feature and increased the size of the facility to $1,245 million.

The revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, ends February 14, 2023 and the stated maturity date is February 14, 2024.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2019, we had outstanding debt denominated in Australian Dollars (AUD) of 47.2 million, Canadian Dollars (CAD) of 64.5 million, and Euro (EUR) of 7.1 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2019 and December 31, 2018, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

2019 Convertible Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible notes due December 2019. The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. As of June 30, 2019, the estimated adjusted conversion price was approximately $24.89 per share of common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%.

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

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022. The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of June 30, 2019, the estimated adjusted conversion price was approximately $20.78 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

As of June 30, 2019, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of June 30, 2019, we were in compliance with the terms of the indentures governing the Convertible Notes.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2019 and December 31, 2018, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2019	December 31, 2018
AppStar Financial, LLC - Revolver	$2.0	$2.0
Caris Life Sciences, Ltd. - Delayed Draw	2.5	2.5
ClearCompany, LLC - Delayed Draw	3.0	3.0
Clinicient, Inc. - Revolver	4.0	—
Ferrellgas, L.P. - Revolver	30.0	30.0
Frontline Technologies Group, LLC - Delayed Draw	7.3	9.4
G Treasury SS, LLC - Delayed Draw	1.4	5.0
G Treasury SS, LLC - Revolver	2.0	2.0
Government Brands, LLC - Revolver	1.0	5.0
Integration Appliance, Inc. - Revolver	2.6	2.6
IRGSE Holding Corp. - Revolver	1.2	3.0
Kyriba Corp. - Delayed Draw	8.3	—
Kyriba Corp. - Revolver	1.8	—
Lithium Technologies, LLC - Revolver	4.0	4.0
MD America Energy, LLC - Delayed Draw	10.5	15.0
Motus, LLC - Revolver	—	5.6
PageUp People, Ltd. - Revolver	3.4	2.0
PayLease, LLC - Revolver	3.3	3.3
PayScale Holdings, Inc. - Delayed Draw	7.7	—
PrimeRevenue, Inc. - Revolver	6.3	6.3
ScentAir Technologies, Inc. - Revolver	0.8	0.8
Sovos Compliance, LLC - Delayed Draw	—	0.5
Sovos Compliance, LLC - Revolver	—	1.7
TherapeuticsMD, Inc. - Delayed Draw A1	7.5	—
TherapeuticsMD, Inc. - Delayed Draw A2	7.5	—
Valant Medical Solutions, Inc. - Delayed Draw	2.8	—
Valant Medical Solutions, Inc. - Revolver	2.0	—
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7.8	—
Total Portfolio Company Commitments	$130.7	$103.7

Other Commitments and Contingencies

As of June 30, 2019 and December 31, 2018, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2019 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$510.2	$—	$—	$510.2	$—
2019 Convertible Notes	115.0	115.0	—	—	—
2022 Convertible Notes	172.5	—	—	172.5	—
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$947.7	$115.0	$—	$832.7	$—

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

As of June 30, 2019, 99.4% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 94.7% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our Convertible Notes and 2023 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of June 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$59.9	$28.4	$31.5
Up 200 basis points	$39.9	$19.0	$20.9
Up 100 basis points	$19.9	$9.5	$10.4
Down 25 basis points	$(4.9)	$(2.3)	$(2.6)
Down 50 basis points	$(9.8)	$(4.7)	$(5.1)

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

On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a) (2) of the 1940 Act, as amended by the SBCAA. As a result and subject to certain additional disclosure requirements, as of October 9, 2018, our minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

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

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. Amounts drawn under the Revolving Credit Facility also currently bear interest at LIBOR plus a margin, and obligations under interest rate swaps we enter into are also referenced to LIBOR.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility to replace LIBOR with the new standard that is established in its place. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital. If LIBOR ceases to exist we will also have to renegotiate the terms of any outstanding interest rate swaps.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on June 14, 2019, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on June 14, 2020. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of June 30, 2019, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

Lastly, the SEC has issued a proposed rule, Rule 18f-4, that if adopted would potentially constrain our ability to use leverage if we have substantial exposure to swaps and other derivatives, or have significant outstanding financial commitments to our portfolio companies.

As of June 30, 2019, we had $947.7 million of outstanding indebtedness, which had an annualized interest cost of 4.63% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our Convertible Notes and 2023 Notes. As of June 30, 2019, the interest rate on the 2019 Convertible Notes, as adjusted to give effect to the interest rate swaps, was three-month London Interbank Offered Rate, or LIBOR, plus 2.86%, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 2.1%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of June 30, 2019

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-23.0%	-13.5%	-4.0%	5.5%	15.0%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of June 30, 2019. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2019.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at June 30, 2019 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.6% by the approximately $947.7 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at June 30, 2019 to determine the “Corresponding return to stockholder.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

3.1	Amended and Restated Bylaws dated May 15, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: July 31, 2019	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: July 31, 2019	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer