Form 10-Q
period 2019-09-30
TPG Specialty Lending, Inc.
filed 2019-11-05
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at November 4, 2019 was 66,480,575.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,912,871 and $1,546,780, respectively)	$1,948,012	$1,565,532
Non-controlled, affiliated investments (amortized cost of $49,703 and $84,602, respectively)	49,743	83,932
Controlled, affiliated investments (amortized cost of $90,645 and $85,018, respectively)	49,765	56,505
Total investments at fair value (amortized cost of $2,053,219 and $1,716,400, respectively)	2,047,520	1,705,969
Cash and cash equivalents (restricted cash of $4,965 and $7,303, respectively)	8,110	10,575
Interest receivable	12,516	8,829
Prepaid expenses and other assets	5,144	4,951
Total Assets	$2,073,290	$1,730,324
Liabilities
Debt (net of deferred financing costs of $15,586 and $15,508, respectively)	$902,312	$608,007
Management fees payable to affiliate	7,874	7,069
Incentive fees payable to affiliate	7,794	9,356
Dividends payable	25,846	25,499
Other payables to affiliate	2,896	1,621
Other liabilities	18,310	15,570
Total Liabilities	965,032	667,122
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 66,382,453 and 65,501,897 shares issued, respectively; and 66,293,373 and 65,412,817 shares outstanding, respectively	664	655
Additional paid-in capital	1,008,159	991,919
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Distributable earnings	100,794	71,987
Total Net Assets	1,108,258	1,063,202
Total Liabilities and Net Assets	$2,073,290	$1,730,324
Net Asset Value Per Share	$16.72	$16.25

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$64,451	$57,033	$168,606	$163,640
Dividend income	—	—	1	196
Other income	2,712	1,160	6,730	10,013
Total investment income from non-controlled, non-affiliated investments	67,163	58,193	175,337	173,849
Investment income from non-controlled, affiliated investments:
Interest from investments	1,332	1,118	5,093	1,493
Other income	19	12	69	229
Total investment income from non-controlled, affiliated investments	1,351	1,130	5,162	1,722
Investment income from controlled, affiliated investments:
Interest from investments	1,535	3,695	4,454	11,513
Other income	1	(14)	10	89
Total investment income from controlled, affiliated investments	1,536	3,681	4,464	11,602
Total Investment Income	70,050	63,004	184,963	187,173
Expenses
Interest	12,570	12,006	35,664	32,237
Management fees	7,875	7,538	21,870	21,520
Incentive fees	7,794	6,850	20,050	21,159
Professional fees	1,760	2,078	4,951	5,810
Directors’ fees	139	105	403	309
Other general and administrative	1,619	1,484	4,652	4,019
Total expenses	31,757	30,061	87,590	85,054
Management and incentive fees waived (Note 3)	—	—	—	(63)
Net Expenses	31,757	30,061	87,590	84,991
Net Investment Income Before Income Taxes	38,293	32,943	97,373	102,182
Income taxes, including excise taxes	1,550	650	2,850	2,400
Net Investment Income	36,743	32,293	94,523	99,782
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(11,589)	12,129	16,478	15,193
Non-controlled, affiliated investments	84	64	620	55
Controlled, affiliated investments	(4,399)	(3,791)	(12,365)	1,454
Translation of other assets and liabilities in foreign currencies	2,962	(1,588)	765	2,316
Interest rate swaps	1,464	(2,002)	10,908	(7,980)
Total net change in unrealized gains (losses)	(11,478)	4,812	16,406	11,038
Realized gains (losses):
Non-controlled, non-affiliated investments	4,868	—	5,323	3,093
Controlled, affiliated investments	—	—	570	(9,589)
Interest rate swaps	41	—	41	—
Foreign currency transactions	167	275	18	461
Total net realized gains (losses)	5,076	275	5,952	(6,035)
Total Net Unrealized and Realized Gains (Losses)	(6,402)	5,087	22,358	5,003
Increase in Net Assets Resulting from Operations	$30,341	$37,380	$116,881	$104,785
Earnings per common share—basic and diluted	$0.46	$0.57	$1.77	$1.65
Weighted average shares of common stock outstanding—basic and diluted	66,235,594	65,101,482	65,940,148	63,582,506

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($45,853 par, due 10/2023)	10/16/2018	L + 6.25%	8.29%	$45,262	$45,280	4.1%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,188 par, due 7/2023)	7/6/2018	C + 4.75%	6.70%	48,068	47,995 (CAD 63,546)	4.3%
Alpha Midco, Inc. (3)(5)	First-lien loan ($42,500 par, due 8/2025)	8/15/2019	L + 6.75%	8.81%	41,094	41,106	3.7%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 94,406 par, due 7/2024)	7/11/2019	C + 7.00%	9.03%	70,392	69,699 (CAD 92,282)	6.3%
	First-lien revolving loan (CAD 1,500 par, due 7/2024)	7/11/2019	P + 6.00%	10.00%	1,037	1,048 (CAD 1,387)	0.1%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	9.43%	70,598	71,500	6.5%
	First-lien revolving loan ($1,310 par, due 8/2023)	8/13/2018	L + 7.25%	9.29%	1,279	1,310	0.1%
Motus, LLC (3)(5)	First-lien loan ($60,006 par, due 1/2024)	1/17/2018	L + 5.75%	7.86%	58,858	60,756	5.5%
Nintex Global, Ltd. (3)(5)	First-lien loan ($74,412 par, due 4/2024)	3/30/2018	L + 6.50%	8.55%	72,961	74,784	6.7%
					364,287	368,198	33.2%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($4,147 par, due 10/2021)	10/31/2016	L + 12.00%	14.04%	4,147	4,147	0.4%

Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($75,000 par, due 9/2025)	2/28/2018	L + 5.50%	7.59%	71,954	76,313	6.9%
Frontline Technologies Group, LLC (3)	First-lien loan ($65,963 par, due 9/2023)	9/18/2017	L + 6.50%	8.60%	65,535	65,963	6.0%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,188 par, due 8/2022)	8/25/2017	L + 7.25%	9.30%	63,321	63,546	5.7%
					200,810	205,822	18.6%
Electronics
APX Group, Inc. (11)	Secured note ($3,750 par, due 12/2022)	5/31/2019	7.88%	7.88%	3,500	3,731	0.3%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($16,455 par, due 8/2020)	8/18/2015	L + 7.50%	9.54%	16,368	16,731	1.5%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	11.56%	54,245	54,449	4.9%
G Treasury SS, LLC (3)	First-lien loan ($34,842 par, due 4/2022)	4/9/2018	L + 9.25%	11.51% (incl. 3.00% PIK)	34,373	34,555	3.1%

GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,824 par, due 6/2025)	1/31/2019	L + 7.00%	9.11%	39,169	39,127	3.5%
Kyriba Corp.(3)	First-lien loan ($12,431 par, due 4/2025)	4/9/2019	L + 9.00%	11.10% (incl. 9.00% PIK)	12,043	12,389	1.1%
	First-lien loan (EUR 7,401 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% (incl. 9.00% PIK)	8,059	7,497 (EUR 6,877)	0.7%
PayLease, LLC (3)	First-lien loan ($64,491 par, due 7/2022)	7/28/2017	L + 7.25%	9.30%	63,610	64,321	5.8%
PrimeRevenue, Inc. (3)	First-lien loan ($20,850 par, due 12/2023)	12/31/2018	L + 8.50%	10.54% (incl. 5.50% PIK)	20,567	20,782	1.9%
Swift Gift, Ltd. (3)(5)	First-lien loan ($28,328 par, due 1/2022)	7/31/2017	L + 6.50%	8.56%	27,915	29,178	2.6%
					276,349	279,029	25.1%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($2,500 par, due 9/2023)	9/21/2018	11.30%	11.30%	2,347	2,413	0.2%
	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,519	0.2%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	9.12%	14,821	14,810	1.3%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($36,085 par, due 6/2022)	6/30/2017	L + 8.00%	10.05%	35,438	36,085	3.3%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($41,051 par, due 9/2020)	9/30/2015	L + 7.50%	9.54%	40,762	41,154	3.7%
Quantros, Inc. (3)(5)	First-lien loan ($26,840 par, due 10/2019)	2/29/2016	P + 6.75%	11.75%	26,825	26,840	2.4%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	29,302	28,875	2.6%
Valant Medical Solutions, Inc. (3)	First-lien loan ($27,936 par, due 4/2024)	4/8/2019	L + 8.75%	10.79%	27,078	27,215	2.5%
Vita Bidco, Inc. (3)(5)	First-lien loan ($21,828 par, due 2/2024)	2/11/2019	L + 6.50%	8.54%	21,264	21,500	1.9%
					200,337	201,411	18.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($31,200 par, due 9/2021)	9/29/2015	L + 9.50%	11.60% (incl. 5.00% PIK)	29,346	30,810	2.8%
	First-lien revolving loan ($3,341 par, due 9/2021)	9/29/2015	L + 9.50%	11.60% (incl. 5.00% PIK)	3,341	3,287	0.3%
					32,687	34,097	3.1%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($29,925 par, due 5/2024)	7/31/2019	L + 6.50%	8.54%	29,278	29,327	2.6%

ClearCompany, LLC (3)	First-lien loan ($17,481 par, due 7/2023)	7/23/2018	L + 8.50%	10.62% (incl. 2.50% PIK)	17,268	17,327	1.6%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 47,375 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	36,645	31,742 (AUD 47,064)	2.9%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,950 par, due 5/2024)	5/3/2019	L + 7.00%	9.04%	38,916	38,998	3.5%
Shaker International, Inc. (3)(5)	First-lien loan ($22,444 par, due 5/2024)	5/15/2019	L + 7.00%	9.04%	21,909	21,883	2.0%
					144,016	139,277	12.6%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($50,000 par, due 10/2023)	6/30/2017	L + 7.00%	9.11%	49,505	50,250	4.5%
Internet services
Gainsight, Inc. (9)	First-lien loan ($3,213 par, due 7/2025)	7/29/2019	13.00%	13.00% (incl. 13.00% PIK)	3,141	3,163	0.3%
Higher Logic, LLC (3)(5)	First-lien loan ($37,525 par, due 1/2022)	6/18/2018	L + 6.00%	8.05%	37,083	37,150	3.4%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.04%	53,878	54,016	4.9%
	First-lien revolving loan ($792 par, due 10/2022)	10/3/2017	L + 8.00%	10.04%	737	742	0.1%
Lucidworks, Inc. (9)	First-lien loan ($11,805 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	11,660	11,692	1.1%
					106,499	106,763	9.8%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($12,000 par, due 9/2022)	9/12/2017	L + 7.75%	9.89%	11,817	12,180	1.1%
Oil, gas and consumable fuels
Energy Alloys, LLC (3)(5)	ABL FILO term loan ($25,000 par, due 8/2024)	8/28/2019	L + 6.25%	8.30%	24,027	24,000	2.2%
MD America Energy, LLC (3)	First-lien loan ($19,191 par, due 11/2023)	11/14/2018	L + 7.75%	9.93%	18,853	18,523	1.7%
Mississippi Resources, LLC (3)(7)	First-lien loan ($18,579 par, due 6/2020)	6/29/2018	L + 9.00%	11.04%	18,555	14,166	1.3%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($42,222 par, due 10/2023)	4/10/2019	L + 7.50%	9.63%	41,200	41,097	3.7%
					102,635	97,786	8.9%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,718	76,449	6.9%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	9.86%	32,267	32,500	2.9%

American Achievement, Corp. (3)	First-lien loan ($22,436 par, due 9/2022)	9/30/2015	L + 8.25%	10.36%	22,351	22,155	2.0%
J.C. Penney Company, Inc. (4)(11)	First-lien loan ($6,244 par, due 6/2023)(3)	6/5/2019	L + 4.25%	6.39%	5,380	5,426	0.5%
	Secured note ($11,559 par, due 7/2023)	6/5/2019	5.88%	5.88%	9,658	9,940	0.9%
Maurices, Inc. (3)(5)	ABL FILO term loan ($38,333 par, due 5/2024)	5/6/2019	L + 6.50%	8.59%	37,228	38,333	3.5%
Moran Foods, LLC (3)	ABL FILO term loan ($39,375 par, due 12/2021)	6/21/2019	L + 6.75%	9.05%	38,934	38,883	3.5%
Neiman Marcus Group Ltd LLC (3)	ABL FILO term loan ($72,000 par, due 7/2021)	9/11/2019	L + 6.00%	8.14%	70,949	70,920	6.4%
	First-lien loan ($1,000 par, due 10/2023) (11)	9/12/2019	L + 6.00%	8.14%	800	758	0.1%
Transform SR Holdings, LLC (3)	ABL FILO term loan ($75,000 par, due 2/2024)	2/11/2019	L + 7.25%	9.30%	74,327	75,375	6.8%
					291,894	294,290	26.6%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($82,500 par, due 5/2023)	5/4/2018	L + 5.75%	7.89%	81,256	87,000	7.8%
Total Debt Investments					1,989,719	2,005,710	181.1%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)(14)	Preferred Units (4,441,090 units)	10/16/2018			4,441	4,463	0.4%

Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,261	1,482	0.1%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	1,778	0.2%
	Class B Shares (398,557 shares)	3/30/2018			12	18	0.0%
					2,470	3,278	0.3%
Chemicals
Vertellus Specialties, Inc. (13)(14)	Common Units (3,334,028 units)	10/31/2016			4,522	3,460	0.3%

Financial services
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	7	0.0%
Swift Gift, Ltd. (13)	Common Shares (35,000 shares)	7/31/2017			3,500	11,008	1.0%
					3,507	11,015	1.0%
Healthcare
Caris Life Sciences, Ltd. (13)	633,376 Warrants	9/21/2018			192	192	0.0%

Valant Medical Solutions, Inc. (13)(14)(15)	954,478 Warrants	4/8/2019	281	281	0.0%
Vita Topco, Inc. (13)(14)(15)	Common Shares (1,000 shares)	2/11/2019	1,000	1,000	0.1%
			1,473	1,473	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (27,690,171 units) (14)	12/21/2018	20,063	1,454	0.1%
	Common Shares (8,800,000 shares)	12/21/2018	100	48	0.0%
			20,163	1,502	0.1%
Human resource support services
ClearCompany, LLC (13)(15)	Class A Units (44,944 units)	8/24/2018	2,014	2,014	0.2%

Insurance
Riskonnect, Inc. (13)(14)	Common Shares Class A (1,020 units)	6/30/2017	1,020	1,412	0.1%
	Common Shares Class B (987,929 units)	6/30/2017	10	14	0.0%
			1,030	1,426	0.1%
Internet Services
Lucidworks, Inc. (13)(14)	Series F Preferred Shares (199,054 shares)	8/2/2019	800	800	0.1%

Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	12,379	1.1%

Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	—	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			19,240	—	0.0%
Total Equity and Other Investments			63,500	41,810	3.7%
Total Investments			$2,053,219	$2,047,520	184.8%

	Interest Rate Swaps as of September 30, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	4.50%	L + 2.86%	12/15/2019	$115,000	$(153)	$—	$1,132
Interest rate swap (a)	L	1.97%	6/25/2020	91,500	(52)	—	(94)
Interest rate swap (a)	L	1.47%	7/30/2021	11,700	34	—	34
Interest rate swap (a)	L	1.36%	7/29/2022	3,200	17	—	17
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	1,723	—	3,600
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	1,847	—	1,308
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	275	—	197
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	4,554	—	5,092
Cash collateral				—	(6,588)	—	—
Interest rate swap (a)(b)	L	1.72%	1/10/2020	—	—	—	(378)
Total				$543,900	$1,657	$—	$10,908

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated on September 16, 2019.
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three- or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate, the Toronto-Dominion Bank rate, or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2019.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 20.6% of total assets as of September 30, 2019.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended September 30, 2019 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the nine months ended September 30, 2019

Company	Fair Value at December 31, 2018	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at September 30, 2019	Other Income	Interest Income
AFS Technologies, Inc.	$45,342	$4,810	$(881)	$472	$—	$—	$49,743	$57	$3,930
Validity, Inc.	38,590	1,489	(234)	148	—	(39,993)	—	12	1,163
Total	$83,932	$6,299	$(1,115)	$620	$—	$(39,993)	$49,743	$69	$5,093

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

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2019 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2019

Company	Fair Value at December 31, 2018	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at September 30, 2019	Other Income	Interest Income
IRGSE Holding Corp.	$34,527	$4,499	$—	$(3,427)	$—	$—	$35,599	$10	$2,919
Mississippi Resources, LLC	21,978	$1,126	—	(8,938)	—	—	14,166	—	1,535
Total	$56,505	$5,625	$—	$(12,365)	$—	$—	$49,765	$10	$4,454

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

(8)

As of September 30, 2019, the estimated cost basis of investments for U.S. federal tax purposes was $2,045,775, resulting in estimated gross unrealized gains and losses of $104,662 and $103,133, respectively.

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
(14)

All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2019, the aggregate fair value of these securities is $8,722, or 0.8% of the Company’s net assets.

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
(14)

All or a portion of this security was acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $23,128, or 2.2% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2018	65,412,817	$655	89,080	$(1,359)	$991,919	$71,987	$1,063,202
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	26,638	26,638
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	11,461	11,461
Net realized gain on investments and foreign currency transactions	—	—	—	—	—	647	647
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	300,145	3	—	—	5,582	—	5,585
Dividends declared from net investment income	—	—	—	—	—	(33,469)	(33,469)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(303)	303	—
Balance at March 31, 2019	65,712,962	$658	89,080	$(1,359)	$997,198	$77,567	$1,074,064
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	31,142	31,142
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	16,423	16,423
Net realized gain on investments and foreign currency transactions	—	—	—	—	—	230	230
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	325,328	3	—	—	6,193	—	6,196
Dividends declared from net investment income	—	—	—	—	—	(26,412)	(26,412)
Balance at June 30, 2019	66,038,290	$661	89,080	$(1,359)	$1,003,391	$98,950	$1,101,643
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	36,743	36,743
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(11,478)	(11,478)
Net realized gain on investments and foreign currency transactions	—	—	—	—	—	5,076	5,076
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	255,083	3	—	—	4,768	—	4,771
Dividends declared from net investment income	—	—	—	—	—	(28,497)	(28,497)
Balance at September 30, 2019	66,293,373	$664	89,080	$(1,359)	$1,008,159	$100,794	$1,108,258

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2017	60,247,201	$603	89,080	$(1,359)	$906,521	$63,519	$969,284
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	31,186	31,186
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(207)	(207)
Net realized gain on investments and foreign currency transactions	—	—	—	—	—	2,857	2,857
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common shares, net of offering and underwriting costs	3,750,000	38	—	—	62,977	—	63,015
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	169,750	2	—	—	3,198	—	3,200
Dividends declared from net investment income	—	—	—	—	—	(25,368)	(25,368)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(853)	853	—
Balance at March 31, 2018	64,166,951	$643	89,080	$(1,359)	$971,843	$72,840	$1,043,967
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	36,302	36,302
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	6,434	6,434
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	(9,167)	(9,167)
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common shares, net of offering and underwriting costs	522,224	5	—	—	8,793	—	8,798
Issuance of convertible notes	—	—	—	—	1,010	—	1,010
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	231,351	2	—	—	3,895	—	3,897
Dividends declared from net investment income	—	—	—	—	—	(29,199)	(29,199)
Balance at June 30, 2018	64,920,526	$650	89,080	$(1,359)	$985,541	$77,210	$1,062,042
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	32,293	32,293
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	4,812	4,812
Net realized gain on investments and foreign currency transactions	—	—	—	—	—	275	275
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	247,725	3	—	—	4,366	—	4,369
Dividends declared from net investment income	—	—	—	—	—	(30,610)	(30,610)
Balance at September 30, 2018	65,168,251	$653	89,080	$(1,359)	$989,907	$83,980	$1,073,181

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$116,881	$104,785
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(4,733)	(16,702)
Net change in unrealized gains on foreign currency transactions	(765)	(2,316)
Net change in unrealized (gains) losses on interest rate swaps	(10,908)	7,980
Net realized (gains) losses on investments	(5,893)	6,496
Net realized (gains) losses on foreign currency transactions	18	(288)
Net realized gains on interest rate swaps	(41)	—
Net amortization of discount on investments	(13,011)	(15,226)
Amortization of deferred financing costs	3,474	2,944
Amortization of discount on debt	680	632
Purchases and originations of investments, net	(817,074)	(691,810)
Proceeds from investments, net	14,221	17,339
Repayments on investments	490,304	414,713
Paid-in-kind interest	(5,443)	(4,442)
Changes in operating assets and liabilities:
Interest receivable	(3,642)	(2,294)
Interest receivable paid-in-kind	(46)	(283)
Prepaid expenses and other assets	1,465	8,632
Management fees payable to affiliate	805	1,319
Incentive fees payable to affiliate	(1,562)	1,222
Payable to affiliate	1,275	371
Other liabilities	12,031	(3,871)
Net Cash Used in Operating Activities	(221,964)	(170,799)
Cash Flows from Financing Activities
Borrowings on debt	963,003	1,032,897
Repayments on debt	(668,470)	(850,613)
Deferred financing costs	(3,555)	(6,850)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	71,813
Dividends paid to stockholders	(71,479)	(71,798)
Net Cash Provided by Financing Activities	219,499	175,449
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(2,465)	4,650
Cash, cash equivalents, and restricted cash, beginning of period	10,575	6,665
Cash, Cash Equivalents, and Restricted Cash, End of Period	$8,110	$11,315
Supplemental Information:
Interest paid during the period	$33,393	$27,215
Excise taxes paid during the period	$3,100	$2,500
Dividends declared during the period	$88,378	$85,177
Reinvestment of dividends during the period	$16,553	$11,466

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At September 30, 2019, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Income Taxes, Including Excise Taxes

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

Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that the estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income.

For the three and nine months ended September 30, 2019, we recorded a net expense of $1.6 million and $2.9 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2018, we recorded a net expense of $0.7 million and $2.4 million, respectively, for U.S. federal excise tax and other taxes.

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

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-13 (“ASU 2018-13”) “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance modifies the disclosure requirements on fair value measurements in ASC Topic 820, by eliminating, amending, and adding certain disclosure requirements. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any period for which financial statements have not yet been issued or have not yet been made available for issuance. The Company expects that the adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

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

In November 2019, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2020, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for the allocable portion of the costs of compensation, benefits, and related administrative expenses of our officers who provide operational and administrative services to us pursuant to the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate).  Such reimbursable amounts include the allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s Chief Financial Officer, Chief Compliance Officer, and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement, including individuals who provide “back office” or “middle office” financial, operational, legal and/or compliance services to us.  The Company reimburses the Adviser (or its affiliates) for the allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company. The Company may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

For the three and nine months ended September 30, 2019, the Company incurred expenses of $1.2 million and $3.3 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2018, the Company incurred expenses of $1.1 million and $2.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.
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

For the three and nine months ended September 30, 2019, Management Fees were $7.9 million and $21.9 million, respectively. For the three and nine months ended September 30, 2018, Management Fees (gross of waivers) were $7.5 million and $21.5 million, respectively.

The Adviser voluntarily waived the Management Fee on the Company’s ownership of shares of common stock in Triangle Capital Corp. (the “TCAP Shares”) for any period in which Triangle Capital Corp. remained a portfolio company. As of June 30, 2018 the Company had fully exited its position in the TCAP Shares.

The Adviser did not waive any Management Fees for the three and nine months ended September 30, 2019. For the nine months ended September 30, 2018, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to the Company’s ownership of the TCAP Shares. The Adviser did not waive any Management Fees for the three months ended September 30, 2018.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. As of September 30, 2019, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the three and nine months ended September 30, 2019, Incentive Fees were $7.8 million and $20.1 million, respectively, all of which were realized and payable to the Adviser. For the three and nine months ended September 30, 2018, Incentive Fees (gross of waivers) were $6.9 million and $21.2 million, respectively, all of which were realized and payable to the Adviser.

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

The Adviser did not waive any Incentive Fees for the three and nine months ended September 30, 2019. For the nine months ended September 30, 2018, Incentive Fees of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TCAP Shares. The Adviser did not waive any Incentive Fees for the three months ended September 30, 2018. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of certain investments, including the TCAP Shares and the Leverage Waiver, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

In November 2019, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2020, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,973,414	$1,989,104	$15,690
Second-lien debt investments	13,805	14,087	282
Mezzanine debt investments	2,500	2,519	19
Equity and other investments	63,500	41,810	(21,690)
Total Investments	$2,053,219	$2,047,520	$(5,699)

	December 31, 2018
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,642,015	$1,653,907	$11,892
Second-lien debt investments	4,128	4,137	9
Mezzanine debt investments	2,500	2,481	(19)
Equity and other investments	67,757	45,444	(22,313)
Total Investments	$1,716,400	$1,705,969	$(10,431)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Beverage, food and tobacco	2.4%	2.7%
Business services	18.1%	19.3%
Chemicals	0.4%	0.7%
Education	10.1%	9.4%
Electronics	0.2%	—
Financial services	14.2%	19.2%
Healthcare	9.9%	8.2%
Hotel, gaming and leisure	1.7%	2.0%
Human resource support services	6.9%	3.1%
Insurance	2.5%	6.6%
Internet services	5.3%	5.3%
Manufacturing	—	1.2%
Marketing services	0.6%	2.3%
Office products	0.6%	0.8%
Oil, gas and consumable fuels	4.8%	2.3%
Pharmaceuticals	3.7%	6.4%
Retail and consumer products	14.4%	5.6%
Transportation	4.2%	4.9%
Total	100.0%	100.0%

The geographic composition of investments at fair value at September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
United States
Midwest	16.8%	12.0%
Northeast	12.1%	23.5%
South	21.5%	19.6%
West	38.9%	40.2%
Australia	1.6%	2.0%
Bermuda	1.9%	—
Canada	7.2%	2.7%
Total	100.0%	100.0%

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

In June 2019, upon maturity of the original swap transaction on an existing fixed rate investment, the Company entered into an interest rate swap transaction with a $91.5 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 1.97%. The swap transaction matures on June 25, 2020, matching the current expected repayment date of the investment.

In August 2019, in connection with two fixed rate investments, the Company entered into two interest rate swap transactions with notional amounts of $11.7 million and $3.2, respectively. The Company receives three-month LIBOR and pays fixed rate interest at 1.47% and 1.36%, respectively. The swap transactions mature on July 30, 2021 and July 29, 2022, respectively, matching the current expected repayment dates of each investment.

In September 2019, in connection with the repayment of a fixed rate investment, the Company closed out of a $33.3 million notional amount interest rate swap transaction resulting in a realized gain of less than $0.1 million.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three and nine months ended September 30, 2019 and 2018:

			For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)(2)	6/27/2019	$91,500	$—	$—	$—	$(1,233)	$1,256	$23
Interest rate swap	12/15/2019	115,000	(1,532)	1,294	(238)	(4,762)	3,881	(881)
Interest rate swap (1)(2)	1/10/2020	33,333	(698)	764	66	(2,094)	2,340	246
Interest rate swap	6/25/2020	91,500	(451)	529	78	(451)	529	78
Interest rate swap (1)	7/30/2021	11,700	(13)	19	6	(13)	19	6
Interest rate swap (1)	7/29/2022	3,200	(4)	6	2	(4)	6	2
Interest rate swap	8/1/2022	115,000	(1,412)	1,294	(118)	(4,312)	3,881	(431)
Interest rate swap	8/1/2022	50,000	(512)	562	50	(1,580)	1,688	108
Interest rate swap	8/1/2022	7,500	(77)	84	7	(237)	253	16
Interest rate swap	1/22/2023	150,000	(1,694)	1,688	(6)	(5,195)	5,063	(132)
Total		$668,733	$(6,393)	$6,240	$(153)	$(19,881)	$18,916	$(965)

			For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	10/5/2018	$92,500	$(272)	$549	$277	$(816)	$1,268	$452
Interest rate swap	12/15/2019	115,000	(1,562)	1,294	(268)	(4,305)	3,881	(424)
Interest rate swap	1/10/2020	33,333	(698)	783	85	(2,094)	2,217	123
Interest rate swap	8/1/2022	115,000	(1,368)	1,294	(74)	(3,911)	3,881	(30)
Interest rate swap	8/1/2022	50,000	(496)	562	66	(546)	625	79
Interest rate swap	8/1/2022	7,500	(74)	84	10	(74)	84	10
Interest rate swap	1/22/2023	150,000	(1,641)	1,687	46	(4,292)	4,631	339
Total		$563,333	$(6,111)	$6,253	$142	$(16,038)	$16,587	$549

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

(2)	As of September 30, 2019 the notional amount of these interest rate swaps was zero.

For the three and nine months ended September 30, 2019, the Company recognized $1.5 million and $10.9 million, respectively, in net change in unrealized gains on interest rate swaps in the consolidated statement of operations related to the swap transactions. For the three and nine months ended September 30, 2018, the Company recognized $2.0 million and $8.0 million, respectively, in net change in unrealized losses on interest rate swaps in the consolidated statement of operations related to the swap transactions.

As of September 30, 2019, the swap transactions had a fair value of $8.2 million which is netted against restricted cash collateral on the Company’s consolidated balance sheet. As of December 31, 2018, the swap transactions had a fair value of ($2.7) million which is netted against restricted cash collateral on the Company’s consolidated balance sheet. The Company’s interest rate swaps are with one counterparty and are centrally cleared through a registered commodities exchange.

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

As of September 30, 2019, $5.0 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $10.0 million of cash collateral posted as of December 31, 2018, of which $7.3 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2019 and December 31, 2018:

	Fair Value Hierarchy at September 30, 2019
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$9,915	$1,979,189	$1,989,104
Second-lien debt investments	—	9,940	4,147	14,087
Mezzanine debt investments	—	—	2,519	2,519
Equity and other investments	7	—	41,803	41,810
Total investments at fair value	$7	$19,855	$2,027,658	$2,047,520
Interest rate swaps	—	8,245	—	8,245
Total	$7	$28,100	$2,027,658	$2,055,765

	Fair Value Hierarchy at December 31, 2018
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$25,870	$1,628,037	$1,653,907
Second-lien debt investments	—	—	4,137	4,137
Mezzanine debt investments	—	—	2,481	2,481
Equity and other investments	2,210	—	43,234	45,444
Total investments at fair value	$2,210	$25,870	$1,677,889	$1,705,969
Interest rate swaps	—	(2,663)	—	(2,663)
Total	$2,210	$23,207	$1,677,889	$1,703,306

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2019:

	As of and for the Three Months Ended
	September 30, 2019
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,001,181	$3,333	$2,544	$46,096	$2,053,154
Purchases or originations	298,065	806	—	1,494	300,365
Repayments / redemptions	(313,603)	—	—	(8,603)	(322,206)
Paid-in-kind interest	2,217	—	—	—	2,217
Net change in unrealized gains (losses)	(14,270)	8	(25)	(1,941)	(16,228)
Net realized gains (losses)	(8)	—	—	4,757	4,749
Net amortization of discount on securities	5,607	—	—	—	5,607
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,979,189	$4,147	$2,519	$41,803	$2,027,658

	As of and for the Nine Months Ended
	September 30, 2019
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,628,037	$4,137	$2,481	$43,234	$1,677,889
Purchases or originations	792,970	806	—	3,052	796,828
Repayments / redemptions	(464,099)	(796)	—	(10,238)	(475,133)
Paid-in-kind interest	5,443	—	—	—	5,443
Net change in unrealized gains (losses)	4,256	(8)	38	1,363	5,649
Net realized gains (losses)	(80)	—	—	4,392	4,312
Net amortization of discount on securities	12,662	8	—	—	12,670
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,979,189	$4,147	$2,519	$41,803	$2,027,658

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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2019 and 2018:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2019 on	September 30, 2018 on
	Investments Held at	Investments Held at
	September 30, 2019	September 30, 2018
First-lien debt investments	$(4,195)	$10,649
Second-lien debt investments	8	1,631
Mezzanine debt investments	(25)	—
Equity and other investments	1,693	(2,895)
Total	$(2,519)	$9,385

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2019 on	September 30, 2018 on
	Investments Held at	Investments Held at
	September 30, 2019	September 30, 2018
First-lien debt investments	$8,892	$16,463
Second-lien debt investments	(8)	2,062
Mezzanine debt investments	38	—
Equity and other investments	4,074	7,311
Total	$12,996	$25,836

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2019
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,979,189	Income approach (1)	Discount rate	5.5% — 14.7% (10.2%)	Decrease
Second-lien debt investments	4,147	Income approach	Discount rate	15.2% — 15.2% (15.2%)	Decrease
Mezzanine debt investments	2,519	Income approach	Discount rate	17.6% — 17.6% (17.6%)	Decrease
Equity and other investments	41,803	Market Multiple (2)	Comparable multiple	3.0x — 14.0x (11.4x)	Increase
Total	$2,027,658

(1)

Includes $14.2 million of debt investments which were valued using an asset valuation waterfall and $94.9 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

(2)

Includes $1.5 million of equity investments which were valued using a weighted valuation approach and $1.1 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2019 and December 31, 2018, approximates its carrying value as the outstanding balance is callable at carrying value.

The fair value of the Company’s Convertible Notes (consisting of the 2019 Convertible Notes and the 2022 Convertible Notes) and 2023 Notes, which are categorized as Level 2 within the fair value hierarchy, as of September 30, 2019 and December 31, 2018, was $444.7 million and $428.9 million, respectively, based on broker quotes received by the Company. The aggregate principal amount of the Company’s Convertible Notes and 2023 Notes, as of both September 30, 2019 and December 31, 2018, was $437.5 million.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage was 220.7% and 270.5%, respectively.

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

Debt obligations consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available		Carrying Value (2)
Revolving Credit Facility	$1,245,000	$481,246	$763,754	(1)	$470,659
2019 Convertible Notes	115,000	115,000	—		114,695
2022 Convertible Notes	172,500	172,500	—		169,125
2023 Notes	150,000	150,000	—		147,833
Total Debt	$1,682,500	$918,746	$763,754		$902,312

(1)	The amount available reflects any limitations related to the Revolving Credit Facility borrowing base.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $10.6 million, $3.7 million and $2.2 million, respectively.

	December 31, 2018
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available		Carrying Value (2)
Revolving Credit Facility	$940,000	$187,543	$752,457	(1)	$178,807
2019 Convertible Notes	115,000	115,000	—		113,606
2022 Convertible Notes	172,500	172,500	—		168,251
2023 Notes	150,000	150,000	—		147,343
Total Debt	$1,377,500	$625,043	$752,457		$608,007

(1)	The amount available reflects any limitations related to the Revolving Credit Facility borrowing base.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $8.7 million, $5.6 million and $2.7 million, respectively.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$10,122	$10,097	$28,063	$27,435
Commitment fees	707	396	2,126	1,199
Amortization of deferred financing costs	1,206	1,075	3,474	2,945
Accretion of original issue discount	230	218	680	632
Swap settlement	305	220	1,321	26
Total Interest Expense	$12,570	$12,006	$35,664	$32,237
Average debt outstanding (in millions)	$946.0	$968.2	$858.1	$911.8
Weighted average interest rate	4.4%	4.3%	4.6%	4.0%
Average 1-month LIBOR rate	2.2%	2.1%	2.4%	1.9%

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2019, the Company had outstanding debt denominated in Australian dollars (AUD) of 47.4 million, Canadian dollars (CAD) of 160.9 million, and Euro (EUR) of 7.3 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2019 and December 31, 2018, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of September 30, 2019 and December 31, 2018, the Company was in compliance with the terms of the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible notes due December 2019 (the “2019 Convertible Notes”). The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of September 30, 2019, the estimated adjusted conversion price was approximately $24.83 per share of common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, the Company has entered into interest rate swaps to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%. See Note 5 for further information related to the Company’s interest rate swaps.

Subsequent to June 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. To the extent the 2019 Convertible Notes are converted, the Company has elected to settle with a combination of cash and shares of common stock.

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of September 30, 2019, the estimated adjusted conversion price was approximately $20.74 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$3,234	$3,234	$9,703	$8,479
Accretion of original issue discount	228	216	673	626
Amortization of deferred financing costs	435	435	1,290	1,169
Total Interest Expense	$3,897	$3,885	$11,666	$10,274

Total interest expense in the table above does not include the effect of the interest rate swaps related to the Convertible Notes. During the three and nine months ended September 30, 2019, the Company received $3.2 million and $9.7 million, respectively, and paid $3.5 million and $10.9 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Notes. During the three and nine months ended September 30, 2018, the Company received $3.2 million and $8.5 million, respectively, and paid $3.5 million and $8.8 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2019 and December 31, 2018, the components of the carrying value of the Convertible Notes and the stated interest rate were as follows:

	September 30, 2019
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$172,500
Original issue discount, net of accretion	(144)	(672)
Deferred financing costs	(161)	(2,703)
Carrying value of debt	$114,695	$169,125
Stated interest rate	4.50%	4.50%

	December 31, 2018
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$172,500
Original issue discount, net of accretion	(656)	(833)
Deferred financing costs	(738)	(3,416)
Carrying value of debt	$113,606	$168,251
Stated interest rate	4.50%	4.50%

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

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of September 30, 2019 and December 31, 2018, the Company was in compliance with the terms of the indentures governing the Convertible Notes.

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

As of September 30, 2019 and 2018, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense related to the 2023 Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$1,688	$1,688	$5,063	$4,669
Accretion of original issue discount	2	2	7	6
Amortization of deferred financing costs	162	156	481	424
Total Interest Expense	$1,852	$1,846	$5,551	$5,099

Total interest expense in the table above does not include the effect of the interest rate swap related to the 2023 Notes. During the three and nine months ended September 30, 2019, the Company received $1.7 million and $5.1 million, respectively, and paid $1.7 million and $5.2 million, respectively, related to the settlements of its interest rate swap related to the 2023 Notes. During the three and nine months ended September 30, 2018 the Company received $1.7 million and $4.6 million, respectively, and paid $1.6 million and $4.3 million, respectively, related to the settlements of its interest rate swap related to the 2023 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2019 and December 31, 2018, the components of the carrying value of the 2023 Notes and the stated interest rate were as follows:

	September 30, 2019	December 31, 2018
Principal amount of debt	$150,000	$150,000
Original issue discount, net of accretion	(32)	(38)
Deferred financing costs	(2,135)	(2,619)
Carrying value of debt	$147,833	$147,343
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swap. The Company’s swap-adjusted interest rate on the 2023 Notes is three month LIBOR plus 1.99%. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2019 and December 31, 2018, the Company was in compliance with the terms of the indenture governing the 2023 Notes.

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

As of September 30, 2019 and December 31, 2018, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2019	December 31, 2018
Alpha Midco, Inc. - Delayed Draw	$22,500	$—
AppStar Financial, LLC - Revolver	2,000	2,000
Caris Life Sciences, Ltd. - Delayed Draw	2,500	2,500
ClearCompany, LLC - Delayed Draw	3,000	3,000
Clinicient, Inc. - Revolver	4,000	—
Dye & Durham Corp. - Revolver	2,643	—
Energy Alloys, LLC - Delayed Draw	15,000	—
Ferrellgas, L.P. - Revolver	30,000	30,000
Frontline Technologies Group, LLC - Delayed Draw	—	9,377
G Treasury SS, LLC - Delayed Draw	1,400	5,000
G Treasury SS, LLC - Revolver	2,000	2,000
Gainsight, Inc. - Delayed Draw	1,785	—
Government Brands, LLC - Revolver	—	5,000
Integration Appliance, Inc. - Revolver	1,310	2,619
IRGSE Holding Corp. - Revolver	959	3,000
Kyriba Corp. - Delayed Draw	8,323	—
Kyriba Corp. - Revolver	1,832	—
Lithium Technologies, LLC - Revolver	3,167	3,959
Lucidworks, Inc. - Revolver	3,333	—
MD America Energy, LLC - Delayed Draw	10,500	15,000
Motus, LLC - Revolver	—	5,619
PageUp People, Ltd. - Revolver	3,372	2,112
PayLease, LLC - Revolver	3,333	3,333
PayScale Holdings, Inc. - Delayed Draw	7,667	—
PrimeRevenue, Inc. - Revolver	6,250	6,250
ScentAir Technologies, Inc. - Revolver	—	750
Sovos Compliance, LLC - Delayed Draw	—	545
Sovos Compliance, LLC - Revolver	—	1,657
TherapeuticsMD, Inc. - Delayed Draw A1	7,500	—
TherapeuticsMD, Inc. - Delayed Draw A2	7,500	—
Valant Medical Solutions, Inc. - Delayed Draw	2,564	—
Valant Medical Solutions, Inc. - Revolver	2,000	—
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7,778	—
Total Portfolio Company Commitments	$164,216	$103,721

Other Commitments and Contingencies

As of September 30, 2019 and December 31, 2018, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of September 30, 2019 or December 31, 2018, respectively.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2019 and December 31, 2018, management is not aware of any pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2019 and 2018. All shares issued to stockholders in the tables below are newly issued shares.

	Nine Months Ended
	September 30, 2019
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 6, 2018	Base	December 14, 2018	January 15, 2019	212,818
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	87,327
February 20, 2019	Base	March 15, 2019	April 15, 2019	318,114
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	7,214
May 2, 2019	Base	June 14, 2019	July 15, 2019	232,427
July 31, 2019	Supplemental	August 30, 2019	September 30, 2019	22,656
Total Shares Issued				880,556

	Nine Months Ended
	September 30, 2018
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2017	Base	December 15, 2017	January 12, 2018	153,295
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	16,455
February 21, 2018	Base	March 15, 2018	April 13, 2018	198,296
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	33,055
May 3, 2018	Base	June 15, 2018	July 13, 2018	206,556
August 1, 2018	Supplemental	August 31, 2018	September 28, 2018	41,169
Total Shares Issued				648,826

(1)	See Note 11 for further information on base and supplemental dividends.

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

The Company 10b5-1 Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan, as currently in effect, requires Goldman Sachs & Co. LLC, as agent, to repurchase shares of common stock on the Company’s behalf when the market price per share is just below 1.05x the most recently reported net asset value per share in the Company’s public financial statements or publicly announced by the Company, less the amount of any supplemental dividend that has been publicly announced by the Company but that has yet to be reflected in the net asset value per share most recently reported in public financial statements (including any updates, corrections or adjustments publicly announced by the Company to any such net asset value per share or supplemental dividend). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases depend on the terms and conditions of the Company 10b5-1

Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

On November 5, 2019, the Board authorized an amendment to the Company 10b5-1 Plan to extend the termination date to May 31, 2020. Unless otherwise extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of the termination date or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the three and nine months ended September 30, 2019 and 2018, no shares were repurchased under the Company 10b5-1 Plan.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Increase in net assets resulting from operations	$30,341	$37,380	$116,881	$104,785
Weighted average shares of common stock outstanding —basic and diluted	66,235,594	65,101,482	65,940,148	63,582,506
Earnings per common share —basic and diluted	$0.46	$0.57	$1.77	$1.65

For the purpose of calculating diluted earnings per common share, the average daily closing price of the Company’s common stock for the three and nine months ended September 30, 2019 was less than the estimated adjusted conversion price for the Convertible Notes outstanding as of September 30, 2019. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	$0.12
February 20, 2019	Base	March 15, 2019	April 15, 2019	0.39
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	0.01
May 2, 2019	Base	June 14, 2019	July 15, 2019	0.39
July 31, 2019	Supplemental	August 30, 2019	September 30, 2019	0.04
July 31, 2019	Base	September 13, 2019	October 15, 2019	0.39
Total Dividends Declared				$1.34

	Nine Months Ended
	September 30, 2018
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	$0.03
February 21, 2018	Base	March 15, 2018	April 13, 2018	0.39
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	0.06
May 3, 2018	Base	June 15, 2018	July 13, 2018	0.39
August 1, 2018	Supplemental	August 31, 2018	September 28, 2018	0.08
August 1, 2018	Base	September 14, 2018	October 15, 2018	0.39
Total Dividends Declared				$1.34

The dividends declared during the three and nine months ended September 30, 2019 and 2018 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2019 and 2018.

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Per Share Data (7)
Net asset value, beginning of period	$16.25	$16.09

Net investment income (1)	1.43	1.57
Net realized and unrealized gain (1)	0.34	0.08
Total from operations	1.77	1.65
Issuance of common stock, net of offering costs (2)	0.03	0.08
Dividends declared from net investment income (2)	(1.34)	(1.34)
Total increase in net assets	0.46	0.39
Net Asset Value, End of Period	$16.72	$16.47
Per share market value at end of period	$20.98	$20.39
Total return based on market value (3)	23.38%	9.75%
Total return based on net asset value (4)	11.14%	10.69%
Shares Outstanding, End of Period	66,293,373	65,168,251
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	11.10%	11.24%
Ratio of net investment income to average net assets	11.60%	12.83%
Portfolio turnover	34.44%	30.56%
Net assets, end of period	$1,108,258	$1,073,181

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.

(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of Triangle Capital Corp. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 11.24% for the nine months ended September 30, 2018. The Adviser did not waive any Management Fees or Incentive Fees for the nine months ended September 30, 2019.

(7)	Table may not sum due to rounding.

13. Subsequent Events

On November 1, 2019, the Company issued $300.0 million aggregate principal amount of unsecured notes that mature on November 1, 2024 (the “2024 Notes”). The principal amount of the 2024 Notes is payable at maturity. The 2024 Notes bear interest at a rate of 3.875% per year, payable semi-annually commencing on May 1, 2020, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and estimated offering costs, were approximately $293.1 million. The Company used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the offering, the Company entered into an interest rate swap to better align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 225 basis points. The swap transaction matures on November 1, 2024.

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

On August 4, 2015, our Board authorized us to enter into a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value per share over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. We put the Company 10b5-1 Plan in place because we believe that if our common stock is trading near or below our then-current net asset value per share, it is in the best interest of our stockholders for us to reinvest in our existing portfolio and increase our leverage ratio through share repurchases.

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan, as currently in effect, requires Goldman Sachs & Co. LLC, as agent, to repurchase shares of common stock on our behalf when the market price per share is just below 1.05x the most recently reported net asset value per share in our public financial statements or publicly announced by us, less the amount of any supplemental dividend that we have publicly announced but that has yet to be reflected in the net asset value per share most recently reported in public financial statements (including any updates, corrections or adjustments publicly announced by us to any such net asset value per share or supplemental dividend). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

On November 5, 2019, the Board authorized an amendment to the Company 10b5-1 Plan to extend the termination date to May 31, 2020. Unless otherwise extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of the termination date or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2019, we have originated more than $11.8 billion aggregate principal amount of investments and retained approximately $6.0 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2019, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 78.1% of our total investments based on fair value, had weighted average annual revenue of $105.7 million and weighted average annual EBITDA of $33.6 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2019, the largest single investment based on fair value represented 4.2% of our total investment portfolio.

As of September 30, 2019, the average investment size in each of our portfolio companies was approximately $37.2 million based on fair value.

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

As of September 30, 2019, the largest industry represented 18.1% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2019, approximately 97.8% of our portfolio was invested in secured debt, including 97.2% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2019, the weighted average term on new investment commitments in new portfolio companies was 4.5 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2019, we had call protection on 86.4% of our debt investments based on fair value, with weighted average call prices of 105.7% for the first year, 103.3% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of September 30, 2019, 99.1% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 96.2% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP is a global finance and investment firm with over $32 billion of assets under management as of June 30, 2019. TSSP is in a strategic partnership with TPG, the global alternative asset firm. TSSP’s core platforms include TPG Specialty Lending, TSL Europe, which is aimed at European middle-market loan originations, TSSP Adjacent Opportunities, which has the flexibility to invest across all of TSSP’s private credit market investments, TSSP Opportunities Partners, which focuses on actively managed opportunistic investments across the credit cycle, TPG Institutional Credit Partners, which is a “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, and TSSP Capital Solutions, which provides financing solutions to growing companies. TSSP has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 240 investment and operating professionals. As of September 30, 2019, thirty four (34) of these personnel are dedicated to our business, including twenty six (26) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2019, 99.1% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 96.2% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2019, 2.6% and 3.0% respectively of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of September 30, 2019, our portfolio based on fair value consisted of 97.2% first-lien debt investments, 0.7% second-lien debt investments, 0.1% mezzanine debt investments, and 2.0% equity and other investments. As of December 31, 2018, our portfolio based on fair value consisted of 96.9% first-lien debt investments, 0.2% second-lien debt investments, 0.2% mezzanine debt investments, and 2.7% equity and other investments.

As of September 30, 2019 and December 31, 2018, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.7% and 11.6%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.8% and 11.7%, respectively.

As of September 30, 2019 and December 31, 2018, we had investments in 55 and 46 portfolio companies, respectively, with an aggregate fair value of $2,047.5 million and $1,706.0 million, respectively.

For the three months ended September 30, 2019, the principal amount of new investments funded was $309.1 million in seven new portfolio companies and four existing portfolio companies. For this period, we had $309.9 million aggregate principal amount in exits and repayments.

For the three months ended September 30, 2018, the principal amount of new investments funded was $134.0 million in four new portfolio companies and two existing portfolio companies. For this period, we had $118.8 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended September 30, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2019	September 30, 2018
New investment commitments:
Gross originations	$616.5	$317.1
Less: Syndications/sell downs	260.9	175.0
Total new investment commitments	$355.6	$142.1
Principal amount of investments funded:
First-lien	$298.9	$128.9
Second-lien	8.7	—
Mezzanine	—	2.5
Equity and other	1.5	2.6
Total	$309.1	$134.0
Principal amount of investments sold or repaid:
First-lien	$305.8	$118.8
Second-lien	—	—
Mezzanine	—	—
Equity and other	4.1	—
Total	$309.9	$118.8
Number of new investment commitments in new portfolio companies	7	4
Average new investment commitment amount in new portfolio companies	$43.6	$33.7
Weighted average term for new investment commitments in new portfolio companies (in years)	4.5	5.0
Percentage of new debt investment commitments at floating rates (1)	100.0%	95.0%
Percentage of new debt investment commitments at fixed rates	0.0%	5.0%
Weighted average interest rate of new investment commitments	9.5%	9.8%
Weighted average spread over LIBOR of new floating rate investment commitments	7.6%	7.8%
Weighted average interest rate on investments sold or paid down	12.2%	11.4%

(1)	Includes two fixed rate investments for the three months ended September 30, 2019, for which we entered into interest rate swap agreements to swap to floating rates.

As of September 30, 2019 and December 31, 2018, our investments consisted of the following:

	September 30, 2019		December 31, 2018
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,989.1	$1,973.4	$1,653.9	$1,642.0
Second-lien debt investments	14.1	13.8	4.1	4.1
Mezzanine debt investments	2.5	2.5	2.5	2.5
Equity and other investments	41.8	63.5	45.5	67.8
Total	$2,047.5	$2,053.2	$1,706.0	$1,716.4

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,047.5	100.0%	$1,706.0	100.0%
Non-accrual (1)	—	—	—	—
Total	$2,047.5	100.0%	$1,706.0	100.0%

	September 30, 2019		December 31, 2018
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,053.2	100.0%	$1,716.4	100.0%
Non-accrual (1)	—	—	—	—
Total	$2,053.2	100.0%	$1,716.4	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Weighted average total yield of debt and income producing securities (1)	10.7%	11.6%
Weighted average interest rate of debt and income producing securities	10.2%	11.1%
Weighted average spread over LIBOR of all floating rate investments (2)	8.1%	8.6%

(1)	Weighted average total portfolio yield at fair value was 10.5% at September 30, 2019 and 11.3% at December 31, 2018.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2019 and December 31, 2018. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2019		December 31, 2018
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,829.0	89.4%	$1,531.4	89.8%
2	168.8	8.2	118.1	6.9
3	49.7	2.4	56.5	3.3
4	—	—	—	—
5	—	—	—	—
Total	$2,047.5	100.0%	$1,706.0	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total investment income	$70.1	$63.0	$185.0	$187.2
Less: Net expenses	31.8	30.1	87.6	85.0
Net investment income before income taxes	38.3	32.9	97.4	102.2
Less: Income taxes, including excise taxes	1.6	0.6	2.9	2.4
Net investment income	36.7	32.3	94.5	99.8
Net realized gains (losses) (1)	5.1	0.3	6.0	(6.0)
Net change in unrealized gains (losses) (1)	(11.5)	4.8	16.4	11.0
Net increase in net assets resulting from operations	$30.3	$37.4	$116.9	$104.8

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest from investments	$67.4	$61.8	$178.2	$176.6
Dividend income	0.0	0.0	0.0	0.2
Other income	2.7	1.2	6.8	10.4
Total investment income	$70.1	$63.0	$185.0	$187.2

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $61.8 million for the three months ended September 30, 2018 to $67.4 million for the three months ended September 30, 2019. The increase in interest from investments was primarily a result of an increase in accelerated amortization of upfront fees and prepayment fees. The average size of our investment portfolio was $2.0 billion for both the three months ended September 30, 2018 and 2019. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, increased from $1.7 million for the three months ended September 30, 2018 to $3.3 million for the three months ended September 30, 2019. Prepayment fees increased from $3.5 million for the three months ended September 30, 2018 to $8.0 million for the three months ended September 30, 2019. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on three portfolio investments and earning prepayment fees on one portfolio investment during the three months ended September 30, 2018. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on seven portfolio investments and earning prepayment fees on five portfolio investments during the three months ended September 30, 2019. Other income increased from $1.2 million for the three months ended September 30, 2018 to $2.7 million for the three months ended September 30, 2019, primarily due to higher commitment and agency fees during the three months ended September 30, 2019 compared to the same period in 2018.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $176.6 million for the nine months ended September 30, 2018 to $178.2 million for the nine months ended September 30, 2019. The increase in interest from investments was primarily a result of an increase in interest received and prepayment fees, partially offset by a decrease in accelerated amortization of upfront fees. The average size of our investment portfolio increased from $1.9 billion for the nine months ended September 30, 2018 to $2.0 billion for the nine months ended September 30, 2019. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, decreased from $7.8 million for the nine months ended September 30, 2018 to $6.3 million for the nine months ended September 30, 2019; and prepayment fees increased from $10.3 million for the nine months ended September 30, 2018 to $11.0 million for the nine months ended September 30, 2019. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on nine portfolio investments, a partial paydown on one portfolio investment, a partial realization on one portfolio investment, and earning prepayment fees on nine portfolio investments during the nine months ended September 30, 2018 and full paydowns on twelve portfolio investments, one partial paydown and earning prepayment fees on eight portfolio investment during the nine months ended September 30, 2019. Other income decreased from $10.4 million for the nine months ended September 30, 2018 to $6.8 million for the nine months ended September 30, 2019, primarily due to higher syndication fees earned during the first three quarters of 2018.

Expenses

Operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest	$12.6	$12.0	$35.7	$32.2
Management fees (net of waivers)	7.9	7.5	21.9	21.5
Incentive fees related to pre-incentive fee net investment income (net of waivers)	7.8	6.9	20.1	21.2
Incentive fees related to realized/unrealized capital gains	—	—	—	—
Professional fees	1.8	2.1	4.9	5.8
Directors fees	0.1	0.1	0.4	0.3
Other general and administrative	1.6	1.5	4.6	4.0
Net Expenses	$31.8	$30.1	$87.6	$85.0

Interest

Interest expense, including other debt financing expenses, increased from $12.0 million for the three months ended September 30, 2018 to $12.6 million for the three months ended September 30, 2019. This increase was primarily due to an increase in the average interest rate on our debt outstanding from the three months ended September 30, 2018 to the three months ended September 30, 2019. The average interest rate on our debt outstanding increased from 4.3% for three months ended September 30, 2018 to 4.4% for the three months ended September 30, 2019.  The average debt outstanding decreased from $968.2 million for the three months ended September 30, 2018 to $946.0 million for the three months ended September 30, 2019.

Interest expense, including other debt financing expenses, increased from $32.2 million for the nine months ended September 30, 2018 to $35.7 million for the nine months ended September 30, 2019. This increase was primarily due to an increase in the average interest rate on our debt outstanding from 4.0% for the nine months ended September 30, 2018 to 4.6% for the nine months ended September 30, 2019. The average debt outstanding decreased from $911.8 million for the nine months ended September 30, 2018 to $858.1 million for the nine months ended September 30, 2019.

Management Fees

Management Fees increased from $7.5 million for the three months ended September 30, 2018 to $7.9 million for the three months ended September 30, 2019 due to an increase in assets for the three months ended September 30, 2019 compared to the same period in 2018. The Adviser did not waive any Management Fees for the three months ended September 30, 2019 or 2018.

Management Fees (net of waivers) increased from $21.5 million for the nine months ended September 30, 2018 to $21.9 million for the nine months ended September 30, 2019 due to a small increase in average total assets for the nine months ended September 30, 2019 as compared to the same period in 2018. Management Fees waived were less than $0.1 million for the nine months ended September 30, 2018, consisting solely of Management Fees attributable to our ownership of shares of common stock in the TCAP Shares. The Adviser did not waive any Management Fees for the nine months ended September 30, 2019.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $6.9 million for the three months ended September 30, 2018 to $7.8 million for the three months ended September 30, 2019. This increase resulted from an increase in investment income resulting from higher interest and other income for the three months ended September 30, 2019. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended September 30, 2019 or 2018. There were no Incentive Fees related to capital gains and losses for each of the three months ended September 30, 2019 and 2018 due to cumulative realized losses on our investments.

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income decreased from $21.2 million for the nine months ended September 30, 2018 to $20.1 million for the nine months ended September 30, 2019. This decrease resulted from a decrease in other income resulting from lower syndication fees for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, Incentive Fees related to pre-Incentive Fee net investment income of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the nine months ended September 30, 2019. There were no Incentive Fees related to capital gains and losses for the nine months ended September 30, 2019 and 2018 due to cumulative realized losses on our investments.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $2.1 million for the three months ended September 30, 2018 to $1.8 million for the three months ended September 30, 2019 primarily due to expenses related to the special meeting of stockholders in October 2018. Other general and administrative fees increased from $1.5 million for the three months ended September 30, 2018 to $1.6 million for the three months ended September 30, 2019.

Professional fees decreased from $5.8 million for the nine months ended September 30, 2018 to $4.9 million for the nine months ended September 30, 2019 primarily due to the recognition of remaining non-recurring expenses associated with the initial shelf registration statement that were previously recorded as deferred financing costs during the nine months ended September 30, 2018. Other general and administrative fees increased from $4.0 million for the nine months ended September 30, 2018 to $4.6 million for the nine months ended September 30, 2019.

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

For the three and nine months ended September 30, 2019, we recorded a net expense of $1.6 million and $2.9 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2018, we recorded a net expense of $0.7 million and $2.4 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net realized gains (losses) on investments	$4.9	$0.0	$6.0	$(6.5)
Net realized gains on foreign currency transactions	0.2	0.0	0.0	0.2
Net realized gains (losses) on foreign currency investments	(0.0)	(1.4)	(0.1)	(1.4)
Net realized gains on foreign currency borrowings	0.0	1.7	0.1	1.7
Net realized gains on interest rate swaps	0.0	—	0.0	—
Net Realized Gains (Losses)	$5.1	$0.3	$6.0	$(6.0)

Change in unrealized gains on investments	$9.3	$16.8	$33.4	$50.2
Change in unrealized losses on investments	(25.2)	(8.4)	(28.7)	(33.5)
Net Change in Unrealized Gains (Losses) on Investments	$(15.9)	$8.4	$4.7	$16.7
Unrealized gains (losses) on foreign currency borrowings	2.9	(1.6)	0.8	2.3
Unrealized gains (losses) on foreign currency cash and forward contracts	(0.0)	0.0	0.0	0.0
Unrealized gains (losses) on interest rate swaps	1.5	(2.0)	10.9	(8.0)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$4.4	$(3.6)	$11.7	$(5.7)

Net Change in Unrealized Gains (Losses)	$(11.5)	$4.8	$16.4	$11.0

For the three and nine months ended September 30, 2019 we had net realized gains on investments of $4.9 million and $6.0 million, respectively.  For the three and nine months ended September 30, 2019 we had net realized gains of $0.2 million and less than $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2019 we had net realized losses of less than $0.1 million and $0.1 million, respectively, on foreign currency investments. For the three and nine months ended September 30, 2019 we had net realized gains of less than $0.1 million and $0.1 million, respectively, on foreign currency borrowings. The net realized gains on foreign currency borrowings were a result of payments on our revolving credit facility. For both the three and nine months ended September 30, 2019 we had net realized gains of less than $0.1 million on interest rate swaps.

For the three months ended September 30, 2019 we had $9.3 million in unrealized gains on 26 portfolio company investments, which was offset by $25.2 million in unrealized losses on 36 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive credit-related adjustments. Unrealized losses primarily resulted from reversal of prior period unrealized gains and in some instances negative credit-related adjustments. For the nine months ended September 30, 2019 we had $33.4 million in unrealized gains on 37 portfolio company investments, which was offset by $28.7 million in unrealized losses on 30 portfolio company investments.  Unrealized gains resulted from an increase in fair value, primarily due to a tightening spread environment and positive investment-related adjustments. Unrealized losses primarily resulted from reversal of prior period unrealized gains and in some instances negative credit-related adjustments.

For the three and nine months ended September 30, 2019, we had unrealized gains on foreign currency borrowings of $2.9 million and $0.8 million, respectively, as a result of fluctuations in the AUD, CAD and EUR exchange rates. For the three and nine months ended September 30, 2019 we had unrealized losses on foreign currency cash and forward contracts of less than $0.1 million and unrealized gains on foreign currency cash and forward contracts of less than $0.1 million, respectively. For the three and nine months ended September 30, 2019 we had unrealized gains on interest rate swaps of $1.5 million and $10.9 million, respectively, on interest rate swaps due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

For the three and nine months ended September 30, 2018 we had net realized gains on investments of less than $0.1 million and net realized losses on investments of $6.5 million, respectively.  For the three and nine months ended September 30, 2018, we had net realized gains of less than $0.1 million and net realized gains of $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For both the three and nine months ended September 30, 2018, we had net realized losses of $1.4 million on foreign currency investments. For both the three and nine months ended September 30, 2018, we had net realized gains of 1.7 million on foreign currency borrowings. The net realized gains on foreign currency borrowings and foreign currency investments for the three and nine months ended September 30, 2018 were a result of a full paydown on one investment and a partial realization on one investment.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2019, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.6% (based on total capital invested of $3.9 billion and total proceeds from these exited investments of $4.9 billion). Eighty nine percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three and nine months ended September 30, 2019, we incurred $2.9 million and $0.8 million, respectively, of unrealized gains on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2019.

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

See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2019. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150% (prior to October 9, 2018, our minimum asset coverage requirement was 200%). For more information, see “Key Components of Our Results of Operations — Leverage” above. As of September 30, 2019 and December 31, 2018, our asset coverage ratio was 220.7% and 270.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2019, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2019, we had approximately $763.8 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2019, we had $8.1 million in cash and cash equivalents, including $5.0 million of restricted cash, a decrease of $2.5 million from December 31, 2018. During the nine months ended September 30, 2019, we used $222.0 million in cash from operating activities, primarily as a result of funding portfolio investments of $817.1 million and other operating activity of $26.3 million, which was offset by repayments and proceeds from investments of $504.5 million and an increase in net assets resulting from operations of $116.9 million. Lastly, cash provided by financing activities was $219.5 million during the period, primarily due to borrowings of $963.0 million on our Revolving Credit Facility, which was partially offset by paydowns on our Revolving Credit Facility of $668.4 million, dividends paid of $71.5 million and deferred financing costs of $3.6 million.

As of September 30, 2019, we had $5.0 million of restricted cash pledged as collateral under our interest rate swap agreements, a decrease of $2.3 million from December 31, 2018 primarily due to increases in the fair value of our swaps.

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

During the nine months ended September 30, 2019 and 2018, we also issued 880,556 and 648,826 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $16.5 million and $11.5 million, respectively. On October 15, 2019, we issued 187,202 shares of our common stock through our dividend reinvestment plan for proceeds of $3.7 million, which is not reflected in the number of shares issued for the nine months ended September 30, 2019 in this section or the consolidated financial statements for the three and nine months ended September 30, 2019.

On August 4, 2015, our Board authorized us to enter into a stock repurchase plan, the Company 10b5-1 Plan, to acquire up to $50 million in the aggregate of our common stock at prices just below our net asset value per share over an initial six month period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and has continued to authorize extensions of the plan termination date prior to its expiration since that time. We put the Company 10b5-1 Plan in place because we believe that if our common stock is trading near or below our then-current net asset value per share, it is in the best interest of our stockholders for us to reinvest in our portfolio and increase our leverage ratio through share repurchases.

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan, as currently in effect, requires Goldman Sachs & Co. LLC, as agent, to repurchase shares of common stock on our behalf when the market price per share is just below 1.05x the most recently reported net asset value per share in our public financial statements or publicly announced by us, less the amount of any supplemental dividend that we have publicly announced but that has yet to be reflected in the net asset value per share most recently reported in public financial statements (including any updates, corrections or adjustments publicly announced by us to any such net asset value per share or supplemental dividend). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

On November 5, 2019, the Board authorized an amendment to the Company 10b5-1 Plan to extend the termination date to May 31, 2020. Unless otherwise extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of the termination date or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

For the nine months ended September 30, 2019 and 2018, no shares were repurchased under the Company 10b5-1 Plan.

Debt

Debt obligations consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Aggregate Principal	Outstanding	Amount		Carrying
($ in millions)	Amount Committed	Principal	Available		Value (2)
Revolving Credit Facility	$1,245.0	$481.2	$763.8	(1)	$470.7
2019 Convertible Notes	115.0	115.0	—		114.7
2022 Convertible Notes	172.5	172.5	—		169.1
2023 Notes	150.0	150.0	—		147.8
Total Debt	$1,682.5	$918.7	$763.8		$902.3

(1)	The amount available reflects any limitations related to the Revolving Credit Facility borrowing base.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $10.6 million, $3.7 million and $2.2 million, respectively.

	December 31, 2018
	Aggregate Principal	Outstanding	Amount		Carrying
($ in millions)	Amount Committed	Principal	Available		Value (2)
Revolving Credit Facility	$940.0	$187.5	$752.5	(1)	$178.8
2019 Convertible Notes	115.0	115.0	—		113.6
2022 Convertible Notes	172.5	172.5	—		168.3
2023 Notes	150.0	150.0	—		147.3
Total Debt	$1,377.5	$625.0	$752.5		$608.0

(1)	The amount available reflects any limitations related to the Revolving Credit Facility borrowing base.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $8.7 million, $5.6 million and $2.7 million, respectively.

As of September 30, 2019 and December 31, 2018, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2019, we had outstanding debt denominated in Australian Dollars (AUD) of 47.4 million, Canadian Dollars (CAD) of 160.9 million, and Euro (EUR) of 7.3 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2019 and December 31, 2018, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Net proceeds received from our common stock issuance in March 2018 and net proceeds received from the issuance of the 2022 Convertible Notes, 2023 Notes and 2024 Notes were used to pay down borrowings on the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible notes due December 2019. The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes are unsecured and bear interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes will mature on December 15, 2019. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 38.7162 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, which is equivalent to an initial conversion price of approximately $25.83 per share of our common stock, subject to customary anti-dilution adjustments. As of September 30, 2019, the estimated adjusted conversion price was approximately $24.83 per share of common stock. The sale of the 2019 Convertible Notes generated net proceeds of approximately $110.8 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2019 Convertible Notes, we have entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2019 Convertible Notes is three-month LIBOR plus 2.86%.

Subsequent to June 15, 2019 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. To the extent the 2019 Convertible Notes are converted, the Company has elected to settle with a combination of cash and shares of common stock.

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022. The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of September 30, 2019, the estimated adjusted conversion price was approximately $20.74 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

As of September 30, 2019, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indentures governing the Convertible Notes contain certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indentures governing the Convertible Notes. As of September 30, 2019, we were in compliance with the terms of the indentures governing the Convertible Notes.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2019 and December 31, 2018, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2019	December 31, 2018
Alpha Midco, Inc. - Delayed Draw	$22.5	$—
AppStar Financial, LLC - Revolver	2.0	2.0
Caris Life Sciences, Ltd. - Delayed Draw	2.5	2.5
ClearCompany, LLC - Delayed Draw	3.0	3.0
Clinicient, Inc. - Revolver	4.0	—
Dye & Durham Corp. - Revolver	2.6	—
Energy Alloys, LLC - Delayed Draw	15.0	—
Ferrellgas, L.P. - Revolver	30.0	30.0
Frontline Technologies Group, LLC - Delayed Draw	—	9.4
G Treasury SS, LLC - Delayed Draw	1.4	5.0
G Treasury SS, LLC - Revolver	2.0	2.0
Gainsight, Inc. - Delayed Draw	1.8	—
Government Brands, LLC - Revolver	—	5.0
Integration Appliance, Inc. - Revolver	1.3	2.6
IRGSE Holding Corp. - Revolver	1.0	3.0
Kyriba Corp. - Delayed Draw	8.3	—
Kyriba Corp. - Revolver	1.8	—
Lithium Technologies, LLC - Revolver	3.2	4.0
Lucidworks, Inc. - Revolver	3.3	—
MD America Energy, LLC - Delayed Draw	10.5	15.0
Motus, LLC - Revolver	—	5.6
PageUp People, Ltd. - Revolver	3.3	2.0
PayLease, LLC - Revolver	3.3	3.3
PayScale Holdings, Inc. - Delayed Draw	7.7	—
PrimeRevenue, Inc. - Revolver	6.3	6.3
ScentAir Technologies, Inc. - Revolver	—	0.8
Sovos Compliance, LLC - Delayed Draw	—	0.5
Sovos Compliance, LLC - Revolver	—	1.7
TherapeuticsMD, Inc. - Delayed Draw A1	7.5	—
TherapeuticsMD, Inc. - Delayed Draw A2	7.5	—
Valant Medical Solutions, Inc. - Delayed Draw	2.6	—
Valant Medical Solutions, Inc. - Revolver	2.0	—
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7.8	—
Total Portfolio Company Commitments	$164.2	$103.7

Other Commitments and Contingencies

As of September 30, 2019 and December 31, 2018, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2019 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$481.2	$—	$—	$481.2	$—
2019 Convertible Notes	115.0	115.0	—	—	—
2022 Convertible Notes	172.5	—	172.5	—	—
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$918.7	$115.0	$172.5	$631.2	$—

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

As of September 30, 2019, 99.1% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 96.2% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our Convertible Notes and 2023 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of September 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$60.2	$27.5	$32.7
Up 200 basis points	$40.1	$18.4	$21.7
Up 100 basis points	$20.0	$9.2	$10.8
Down 25 basis points	$(4.9)	$(2.3)	$(2.6)
Down 50 basis points	$(9.6)	$(4.5)	$(5.1)

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of September 30, 2019, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

Lastly, the SEC has issued a proposed rule, Rule 18f-4, that if adopted would potentially constrain our ability to use leverage if we have substantial exposure to swaps and other derivatives, or have significant outstanding financial commitments to our portfolio companies.

As of September 30, 2019, we had $918.7 million of outstanding indebtedness, which had an annualized interest cost of 4.41% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our Convertible Notes and 2023 Notes. As of September 30, 2019, the interest rate on the 2019 Convertible Notes, as adjusted to give effect to the interest rate swaps, was three-month London Interbank Offered Rate, or LIBOR, plus 2.86%, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 2.0%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of September 30, 2019

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-22.4%	-13.0%	-3.7%	5.7%	15.1%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of September 30, 2019. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2019.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at September 30, 2019 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.4% by the approximately $918.7 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at September 30, 2019 to determine the “Corresponding return to stockholder.”

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

4.1

Second Supplemental Indenture, dated as of November 1, 2019, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2019).

4.2	Form of 3.875% Note Due 2024 (incorporated by reference to the Exhibit 4.3 to the Company’s Current Report on the Form 8-K filed on November 1, 2019).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG SPECIALTY LENDING, INC.

Date: November 5, 2019	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: November 5, 2019	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer