Form 10-K
period 2019-12-31
TPG Specialty Lending, Inc.
filed 2020-02-19
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36364

TPG Specialty Lending, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3380000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1500, Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (469) 621-3001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TSLX	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2019, based on the closing price on that date of $19.60 on The New York Stock Exchange, was approximately $1,237,412,949. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 19, 2020 was 66,719,061.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2020 annual meeting of stockholders are incorporated by reference in Part III.

TPG SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2019

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

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2019, we have originated more than $12.5 billion aggregate principal amount of investments and retained approximately $6.3 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2019, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 77.2% of our total investments based on fair value, had weighted average annual revenue of $113.9 million and weighted average annual EBITDA of $34.5 million.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on equity investments, capital gains on the sale of investments and various loan origination and other fees.

We have operated as a business development company, or a BDC, since we began our investment activities in July 2011. In conducting our investment activities, we believe that we benefit from the significant scale and resources of our Adviser and its affiliates.

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2019, based on fair value our portfolio consisted of 96.5% first-lien debt investments, 0.6% second-lien debt investments, 0.1% mezzanine investments, and 2.8% equity and other investments. As of December 31, 2019, 99.2% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 93.5% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2019 we had investments in 63 portfolio companies, with an average investment size of approximately $35.7 million based on fair value. As of December 31, 2019, the largest single investment based on fair value represented 4.0% of our total investment portfolio.

As of December 31, 2019, our portfolio was invested across 19 different industries. The largest industries in our portfolio as of December 31, 2019 were business services, retail and consumer products, and financial services (primarily payment processing and financing technology companies), which represented, as a percentage of our portfolio, 16.8%, 14.9%, and 13.7% respectively, based on fair value.

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

We borrow money from time to time within the levels permitted by the 1940 Act to fund investments and for general corporate purposes. Under the 1940 Act, we can incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150%. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings, as well as the risks of those borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments has its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock are borne by us, and ultimately the holders of our common stock. See “ITEM 1A. Risk Factors—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” See also “Regulation as a Business Development Company—Senior Securities.”

Our operations comprise only a single reportable segment.

Relationship with our Adviser, and TSSP

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator, and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us, which we refer to as our Investment Team. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and TPG Sixth Street Partners, or “TSSP”.

TPG Sixth Street Partners (TSSP) is a global finance and investment business with approximately $33 billion of assets under management as of September 30, 2019. TSSP’s core platforms include TPG Specialty Lending, TSL Europe (TSLE), which is aimed at European middle-market loan originations, TSSP Adjacent Opportunities (TAO), which has the flexibility to invest across all of TSSP’s private credit market investments, TSSP Opportunities Partners (TOP), which focuses on actively managed opportunistic investments across the credit cycle, TPG Institutional Credit Partners (TICP), which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, and TSSP Capital Solutions (TCS), which provides financing solutions to growing companies. TSSP has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 250 investment and operating professionals. As of December 31, 2019, thirty four (34) of these personnel are dedicated to our business, including twenty six (26) investment professionals.

TSSP was established in 2009 as a strategic partnership with TPG, a global alternative asset management company.

Our Adviser consults with TSSP in connection with a substantial number of our investments. The TSSP platform provides us with the breadth of large and scalable investment resources. We believe we benefit from TSSP’s market expertise, insights into industry, sector and macroeconomic trends and intensive due diligence capabilities, which help us discern market conditions that vary across industries and credit cycles, identify favorable investment opportunities and manage our portfolio of investments. TSSP and its affiliates will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us.

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of TSSP) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

In November 2019, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2020, and may be extended subject to required approvals.

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

Investments

As of December 31, 2019 and 2018, we had made investments with an aggregate fair value of $2,245.9 million and $1,706.0 million, respectively, in 63 and 46 portfolio companies, respectively.

Investments consisted of the following at December 31, 2019 and 2018:

	December 31, 2019
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,134.1	$2,166.2	$32.1
Second-lien debt investments	13.9	14.1	0.2
Mezzanine debt investments	2.5	2.5	—
Equity and other investments	87.5	63.1	(24.4)
Total Investments	$2,238.0	$2,245.9	$7.9

	December 31, 2018
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$1,642.0	$1,653.9	$11.9
Second-lien debt investments	4.1	4.1	—
Mezzanine debt investments	2.5	2.5	—
Equity and other investments	67.8	45.5	(22.3)
Total Investments	$1,716.4	$1,706.0	$(10.4)

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Beverage, food, and tobacco	2.2%	2.7%
Business services	16.8%	19.3%
Chemicals	0.3%	0.7%
Communications	1.5%	—
Education	9.2%	9.4%
Electronics	0.1%	—
Financial services	13.7%	19.2%
Healthcare	9.4%	8.2%
Hotel, gaming and leisure	1.6%	2.0%
Human resource support services	8.2%	3.1%
Insurance	2.3%	6.6%
Internet services	4.8%	5.3%
Manufacturing	—	1.2%
Marketing services	2.0%	2.3%
Office products	0.5%	0.8%
Oil, gas and consumable fuels	4.2%	2.3%
Pharmaceuticals	3.4%	6.4%
Real Estate	0.9%	—
Retail and consumer products	14.9%	5.6%
Transportation	4.0%	4.9%
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the product or services (such as software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
United States
Midwest	16.9%	12.0%
Northeast	15.8%	23.5%
South	19.2%	19.6%
West	38.8%	40.2%
Australia	1.6%	2.0%
Bermuda	1.7%	—
Canada	6.0%	2.7%
Total	100.0%	100.0%

Investment Commitments

As of December 31, 2019 and 2018, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2019	December 31, 2018
Alpha Midco, Inc. - Delayed Draw	$19.6	$—
AppStar Financial, LLC - Revolver	2.0	2.0
AvidXchange, Inc. - Delayed Draw	5.1	—
BlueSnap, Inc. - Revolver	2.5	—
Caris Life Sciences, Ltd. - Delayed Draw	—	2.5
ClearCompany, LLC - Delayed Draw	1.4	3.0
Clinicient, Inc. - Revolver	4.0	—
DaySmart Holdings, LLC - Revolver	5.0	—
DaySmart Holdings, LLC - Delayed Draw	17.5	—
Dye & Durham Corp. - Revolver	1.3	—
Energy Alloys, LLC - Delayed Draw	15.0	—
Ferrellgas, L.P. - Revolver	30.0	30.0
Frontline Technologies Group, LLC - Delayed Draw	—	9.4
G Treasury SS, LLC - Delayed Draw	3.8	5.0
G Treasury SS, LLC - Revolver	—	2.0
Gainsight, Inc. - Delayed Draw	1.8	—
Government Brands, LLC - Revolver	—	5.0
Integration Appliance, Inc. - Revolver	2.6	2.6
IntelePeer Holdings, Inc. - Delayed Draw	3.5	—
IRGSE Holding Corp. - Revolver	2.1	3.0
Kyriba Corp. - Delayed Draw	8.3	—
Kyriba Corp. - Revolver	1.2	—
Lithium Technologies, LLC - Revolver	3.9	3.9
Lucidworks, Inc. - Revolver	3.3	—
MD America Energy, LLC - Delayed Draw	—	15.0
Motus, LLC - Revolver	—	5.6
PageUp People, Ltd. - Revolver	2.8	2.1
PayLease, LLC - Revolver	3.3	3.3
PayScale Holdings, Inc. - Delayed Draw	7.7	—
PrimeRevenue, Inc. - Revolver	6.3	6.3
ResMan, LLC - Delayed Draw	3.6	—
ResMan, LLC - Revolver	2.0	—
ScentAir Technologies, Inc. - Revolver	—	0.8
Sovos Compliance, LLC - Delayed Draw	—	0.5
Sovos Compliance, LLC - Revolver	—	1.7
TherapeuticsMD, Inc. - Delayed Draw A1	7.5	—
TherapeuticsMD, Inc. - Delayed Draw A2	7.5	—
Valant Medical Solutions, Inc. - Delayed Draw	2.6	—
Valant Medical Solutions, Inc. - Revolver	2.0	—
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7.8	—
Total Portfolio Company Commitments	$187.0	$103.7

Other Commitments and Contingencies

As of December 31, 2019 and 2018, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2019, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2019 and 2018, our asset coverage was 200.4% and 270.5%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,245.0	$495.7	$749.3	$485.8
2022 Convertible Notes	172.5	172.5	—	169.4
2023 Notes	150.0	150.0	—	148.0
2024 Notes	300.0	300.0	—	291.3
Total Debt	$1,867.5	$1,118.2	$749.3	$1,094.5

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts of $10.0 million, $3.1 million, $2.0 million and $6.9 million, respectively.

(3)	The carrying value of the 2024 Notes is presented net of $1.8 million, which represents a change in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

	December 31, 2018
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$940.0	$187.5	$752.5	$178.8
2019 Convertible Notes	115.0	115.0	—	113.6
2022 Convertible Notes	172.5	172.5	—	168.3
2023 Notes	150.0	150.0	—	147.3
Total Debt	$1,377.5	$625.0	$752.5	$608.0

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $8.7 million, $5.6 million and $2.7 million, respectively.

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense were as follows:

($ in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Interest expense	$39.1	$35.7	$22.9
Commitment fees	2.9	1.8	2.0
Amortization of deferred financing costs	4.8	4.1	3.2
Accretion of original issue discount	0.9	0.8	0.7
Swap settlement	1.4	0.4	(1.4)
Total Interest Expense	$49.1	$42.8	$27.4
Average debt outstanding	$913.4	$874.3	$645.1
Weighted average interest rate	4.4%	4.1%	3.3%
Average 1-month LIBOR rate	2.2%	2.0%	1.1%

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

For each of the years ended December 31, 2019, 2018, and 2017, Management Fees (gross of waivers) were $30.1 million, $28.6 million and $24.3 million, respectively.

The Adviser did not waive any Management Fees for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to our ownership of shares of common stock in Triangle Capital Corp. (the “TCAP Shares”). As of June 30, 2018 we had fully exited our position in the TCAP Shares.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. As of December 31, 2019, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the years ended December 31, 2019, 2018 and 2017, Incentive Fees (gross of waivers) were $27.2 million, $30.5 million and $25.5 million, respectively, all of which were realized and payable to the Adviser. For the years ended December 31, 2019, 2018 and 2017, no Incentive Fees were accrued related to capital gains.

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

The Adviser did not waive any Incentive Fees for the year ended December 31, 2019. For the years ended December 31 2018 and 2017, Incentive Fees of less than $0.1 million were waived consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since our IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to our ownership of certain portfolio companies, including the TCAP Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the years ended December 31, 2019, 2018, and 2017, we incurred expenses of $4.2 million, $3.4 million, and $3.5 million, respectively, for administrative services payable under the terms of the Administration Agreement.

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2020, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, TSSP, and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed the Investment Advisory Agreement in November 2019. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance (prior to October 9, 2018, our minimum asset coverage requirement was 200%). See “—Senior Securities” for more information. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2019 and 2018, our asset coverage was 200.4% and 270.5% respectively.

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

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate for us to invest, with certain of our affiliates (including affiliates of TSSP) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

As of December 31, 2019 and 2018, our asset coverage was 200.4% and 270.5% respectively.

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

As of December 31, 2019, we had $1,118.2 million of outstanding indebtedness, which had an annualized interest cost of 4.4% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes and 2024 Notes. As of December 31, 2019, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis), the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.25%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 2.2%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2019

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-24.8%	-14.6%	-4.4%	5.8%	16.0%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2019. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2019.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2019 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.4% by the approximately $1,118.2 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2019 to determine the “Corresponding return to stockholder.”

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

As of December 31, 2019 and 2018, we elected to retain approximately $106 million and $80 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded an expense of $3.8 million and $3.4 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

Our Adviser and its affiliates, officers and employees may face certain conflicts of interest.

TSSP and its affiliates will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us. However, the Adviser, its officers and employees and members of its Investment Review Committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders.

In addition, any affiliated investment vehicle currently formed or formed in the future and managed by the Adviser or its affiliates, particularly in connection with any future growth of their respective businesses, may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. For example, TSSP has organized a separate investment vehicle, TSL Europe, aimed specifically at European middle-market loan originations and may in the future organize vehicles aimed at other loan origination opportunities outside our primary focus. Our ability to pursue investment opportunities other than middle-market loan originations for companies domiciled in the United States is subject to the contractual and other requirements of these other funds and allocation decisions by their respective senior professionals. As a result, the Adviser and its affiliates may face conflicts in allocating investment opportunities between us and those other entities. It is possible that we may not be given the opportunity to participate in certain investments made by those other entities that would otherwise be suitable for us.

On December 16, 2014, we were granted an exemptive order from the SEC that, if certain conditions are met, allows us to co-invest with certain of our affiliates (including affiliates of TSSP) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. These conditions include, among others, prior approval by a majority of our Independent Directors and that the terms and conditions of the investment applicable to those affiliates must be the same as those applicable to us. If the Adviser, TSSP and their affiliates were to determine that an investment is appropriate both for us and for one or more other affiliated vehicles, we would only be able to make the investment in conjunction with another vehicle to the extent the exemptive order granted to us by the SEC permits us to do so or the investment is otherwise permitted under relevant SEC guidance. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order. We cannot assure you when or whether we will apply for any other exemptive relief in the future and whether such orders will be obtained.

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

In addition, if the Adviser resigns or is terminated, we would lose the benefits of our relationship with TSSP, including insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us. We also would no longer be able to use TPG’s name and logo because our license agreement would terminate upon the termination of the Investment Advisory Agreement.

A modification in the strategic partnership between TSSP and TPG may adversely affect our business.

Our Adviser is managed through TPG Sixth Street Partners. TSSP was founded in 2009 in a strategic partnership with TPG. TSSP and TPG are currently in discussions to modify the nature of their current strategic partnership. Any such modification is not expected to change the governance or personnel of, or our relationship with, our Adviser or TSSP. TSSP and the Adviser do not rely on TPG to provide any services directly to us under the Investment Advisory Agreement and Administration Agreement, including, but not limited to, sourcing of investments, underwriting or asset management.

We expect that our Adviser will continue to utilize certain limited services (such as certain information technology services utilized by the Adviser on our behalf) that are currently provided by TPG. In the event an agreement between TSSP and TPG is reached, we expect that these limited services would continue to be provided to our Adviser by TPG as transition services over a multi-year period.

To date, no formal agreement between TSSP and TPG has been reached and there is no guarantee that an agreement will be finalized. In the event of any modification in the nature of the partnership between TSSP and TPG, there could be an adverse effect on our business, as our investors or business partners may view our business differently as a result of the change, and as we will, over time, rely exclusively on TSSP and our Adviser to provide those limited services described above that are currently provided to them by TPG. Our license to use the TPG name and logo could also be affected.

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

Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties, including certain limited TPG-provided services (such as certain information technology services utilized by the Adviser on our behalf). Further, in the ordinary course of our business we or the Adviser engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts;
•	outages due to idiosyncratic issues at specific providers; and
•	cyber-attacks.

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

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. Amounts drawn under the Revolving Credit Facility also currently bear interest at LIBOR plus a margin, and obligations under interest rate swaps we enter into are referenced to LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. Because of this uncertainty, we cannot reasonably estimate the expected impact of a transition away from LIBOR to our business.

If LIBOR ceases to exist or degrades to the degree that it is no longer representative of the underlying market, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist or degrades to the degree that it is no longer representative of the underlying market, we may need to renegotiate certain terms of our Revolving Credit Facility to replace LIBOR with the new standard that is established in its place. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital. If LIBOR ceases to exist or degrades to the degree that it is no longer representative of the underlying market, we will also have to renegotiate the terms of any outstanding interest rate swaps.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, political uncertainty resulting from recent events, including changes to U.S. trade policies and the impact of the United Kingdom’s exit from the European Union in January 2020 (“Brexit”), has led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, after raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2018 U.S. election, the Republican Party currently controls the executive branch of government and the Senate, while the Democratic Party controls the House.  This political division between the Senate and House makes it unclear what legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

The decision by TSSP, our Adviser or their affiliates to allocate an opportunity to another entity could cause us to forgo an investment opportunity that we otherwise would have made. We also generally will be unable to invest in any issuer in which TSSP and its other affiliates or a fund managed by TSSP or its other affiliates has previously invested or in which they are making an investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions, with certain of our affiliates (including affiliates of TSSP) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. We and our affiliates, including investment funds managed by our affiliates, are only permitted to co-invest in accordance with the terms of the exemptive order or in the limited circumstances otherwise currently permitted by regulatory guidance. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

We also have the ability to borrow in certain foreign currencies under the second amended and restated senior secured revolving credit agreement, as amended, with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and certain lenders, which we refer to as the Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk and interest rate risk related to specific portfolio companies. In addition, in connection with our 2022 Convertible Notes, 2023 Notes, and 2024 Notes which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.  For additional information on these regulatory changes, see “—Risks Related to Our Portfolio Company Investments—The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.”  See also “—Risks Related to Our Portfolio Company Investments—We are exposed to risks associated with changes in interest rates” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Hedging.”

Finally, the SEC has reissued a proposed rule, Rule 18f-4, that if adopted would potentially constrain our ability to use swaps and other derivatives. Among other requirements, the proposed rule could potentially force us to reduce our use of derivatives if the value-at-risk of our investment portfolio including our swap or derivative positions, exceeds 150 percent of a “designated reference index” that is unleveraged and reflects the market or asset classes in which we invest. If we could not identify a suitable reference index, our value-at-risk would not be permitted to exceed 15% of our net assets. In addition, we may be required under the proposed rule to establish a risk management program for our use of swaps or other derivative positions. We cannot assure you when or if the proposed rule will be adopted by the SEC, and if adopted, whether the final rule will similarly constrain our ability to utilize swaps and derivatives in the future.

The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act enacted, and the Commodity Futures Trading Commission, or CFTC, and SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets.  Similar changes are in the process of being implemented in other major financial markets.

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Our cleared OTC derivatives (such as the interest rate swaps we entered into in connection with certain investments in portfolio companies and our 2022 Convertible Notes, 2023 Notes, and 2024 Notes) are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers that are not cleared.  The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exemption from commodity pool operator (“CPO”) registration under the CFTC No-Action Letter 12-40 (as codified by CFTC Rule 4.5), limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk.  Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

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

Our Adviser has been granted relief under a no-action letter, known as Letter 12-40, issued by the staff of the CFTC. Letter 12-40 relieves our Adviser from registering with the CFTC as the commodity pool operator of us, so long as we:

•	continue to be regulated by the SEC as a BDC;
•	confine our trading in CFTC-regulated derivatives within specified thresholds; and
•	are not marketed to the public as a commodity pool or as a vehicle for trading in CFTC-regulated derivatives.

Letter 12-40 has been superseded by recently finalized rules. Pursuant to such recently finalized rules, we will file with the National Futures Association (the “NFA”) a notice of exclusion from registration with the CFTC as a CPO pursuant to CFTC Rule 4.5, which generally imposes the same conditions as Letter 12-40 on us. If we were unable to satisfy the conditions of CFTC Rule 4.5 in the future, our Adviser may be subject to registration with the CFTC as a CPO. Registered CPOs must comply with numerous substantive regulations related to disclosure, reporting and recordkeeping, and are required to become members of the NFA, and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements could increase our expenses and impact performance.

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

•	loss of RIC or BDC status;
•	changes or perceived changes in earnings or variations in operating results;
•	changes in our portfolio of investments;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	any downgrades to our credit rating or placement on a negative watch status by a credit rating agency;
•	departure of the Adviser’s or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	short-selling pressure with respect to shares of our common stock or BDCs generally;
•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including our 2022 Convertible Notes;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	concerns regarding European sovereign debt and Brexit;
•	concerns regarding volatility in the Chinese stock market and Chinese currency;
•	concerns regarding U.S. and global tariffs and trade policy;
•	fluctuations in base interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate;
•	the impact of public health epidemics on the global economy, such as the coronavirus currently impacting China;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. In the past, shares of BDCs, including at times shares of our common stock, have traded at prices per share below net asset value per share. We cannot predict whether our common stock will trade at a price per share above, at or below net asset value per share. In addition, if our common stock trades below its net asset value per share, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our Independent Directors for such issuance. See“—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, the availability of such common stock for sale (including as a result of the conversion of our 2022 Convertible Notes into common stock) or the perception that such sales could occur could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities or the availability of securities for future sales will have on the market price of our common stock prevailing from time to time.

Our stockholders may experience dilution upon the conversion of the 2022 Convertible Notes.

Our 2022 Convertible Notes are convertible into shares of our common stock beginning on February 1, 2022, or earlier, under certain circumstances. Upon conversion of our 2022 Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The estimated adjusted conversion price of the 2022 Convertible Notes is $20.66 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2022 Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

We have entered into an agreement with Goldman Sachs & Co. LLC, which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman Sachs & Co. LLC, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or May 31, 2020.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive office at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. We do not own any real estate.

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

Holders

As of February 19, 2020, there were approximately 5 holders of record of our common stock (including Cede & Co.).

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the total return on our common stock from December 31, 2014 (the date of our IPO) to December 31, 2019 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index (“Leverage Loan Index”), and the Bloomberg Barclays US Corporate High Yield Total Return Index (“High Yield Bond Index”). This graph assumes that on December 31, 2014, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the Leverage Loan Index and the High Yield Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The performance included in the below graph is not necessarily indicative of future performance.

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the end of each fiscal year ended December 31 since we commenced operations. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2019 is attached as an exhibit to this annual report on Form 10-K.

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit
Revolving Credit Facilities
December 31, 2019	$495.7	$2,004.1	$—	N/A
December 31, 2018	187.5	2,705.2	—	N/A
December 31, 2017	486.8	2,355.3	—	N/A
December 31, 2016	578.7	2,376.6	—	N/A
December 31, 2015	540.3	2,257.3	—	N/A
December 31, 2014	283.9	3,110.3	—	N/A
December 31, 2013	432.3	2,329.5	—	N/A
December 31, 2012	331.8	2,445.9	—	N/A
December 31, 2011	155.0	2,116.7	—	N/A
Convertible Senior Notes due 2019
December 31, 2019	$—	$—	$—	N/A
December 31, 2018	114.3	2,705.2	—	N/A
December 31, 2017	113.7	2,355.3	—	N/A
December 31, 2016	113.1	2,376.6	—	N/A
December 31, 2015	112.5	2,257.3	—	N/A
December 31, 2014	111.9	3,110.3	—	N/A
Convertible Senior Notes due 2022
December 31, 2019	$171.9	$2,004.1	$—	N/A
December 31, 2018	171.7	2,705.2	—	N/A
December 31, 2017	114.7	2,355.3	—	N/A
2023 Notes
December 31, 2019	$150.0	$2,004.1	$—	N/A
December 31, 2018	150.0	2,705.2	—	N/A
2024 Notes
December 31, 2019	$297.2	$2,004.1	$—	N/A

(1)	Total amount of each class of senior securities outstanding at carrying value, excluding the impact of deferred financing costs and hedge accounting relationships, at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)

The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “-” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)	Not applicable because the senior securities are not registered for public trading.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in millions, except per share amounts)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data
Income
Total Investment Income	$251.5	$261.9	$210.9	$192.4	$173.4
Expenses
Net Expenses	119.4	114.6	87.8	82.8	76.6
Net Investment Income Before Income Taxes	132.1	147.3	123.1	109.6	96.8
Net Investment Income	128.3	143.9	120.3	107.3	95.3
Total Change in Net Unrealized Gain (Loss)	24.3	(14.2)	5.3	29.8	(28.5)
Total Net Realized Gain (Loss)	2.0	(10.7)	(14.0)	(0.1)	(3.2)
Increase in Net Assets Resulting from Operations	154.6	119.0	111.6	137.0	63.6
Earnings per common share—basic and diluted (1)	$2.34	$1.86	$1.86	$2.34	$1.18

	For the Year Ended December 31,
($ in millions, except per share amounts)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data
Cash and cash equivalents	$14.1	$10.6	$6.7	$6.0	$7.5
Investments at fair value	$2,245.9	$1,706.0	$1,693.7	$1,657.4	$1,485.7
Total assets	$2,280.9	$1,730.3	$1,720.2	$1,675.5	$1,506.5
Total debt	$1,094.5	$608.0	$703.4	$680.7	$642.4
Total liabilities	$1,161.6	$667.1	$750.9	$723.3	$685.8
Total net assets	$1,119.3	$1,063.2	$969.3	$952.2	$820.7
Net asset value per share	$16.83	$16.25	$16.09	$15.95	$15.15
Other Data:
Number of portfolio companies at year end	63	46	45	52	46
Dividends declared per share	$1.81	$1.78	$1.75	$1.56	$1.56
Total return based on net asset value (2)	14.7%	12.1%	11.9%	15.5%	7.6%
Weighted average yield of debt and income producing securities at fair value (3)	10.5%	11.6%	10.7%	10.4%	10.3%
Weighted average yield of debt and income producing securities at amortized cost (3)	10.7%	11.7%	10.8%	10.4%	10.1%
Fair value of debt investments as a percentage of principal	99.8%	99.4%	99.4%	98.5%	96.7%
Weighted average fair value of debt investments as a percentage of call price	96.2%	95.9%	95.6%	95.0%	92.1%

(1)	Earnings per common share is based on weighted average shares of common stock outstanding during the period.
(2)

U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. Our total return set forth in the table above for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to our ownership of shares of common stock of Triangle Capital Corp. and Oxford Square Capital Corp. The Management Fee, excluding the effects of the waivers, would have been $28.6 million, $24.3 million, $24.3 million, and $21.3 million for the years ended December 31, 2018, 2017, 2016, and 2015, respectively. The Incentive Fee excluding the effects of the waiver would have been $30.5 million, $25.5 million, $22.7 million, and $20.2 million for the years ended December 31, 2018, 2017, 2016, and 2015, respectively. The Adviser did not waive any Management Fees or Incentive Fees for the year ended December 31, 2019. The corresponding impact on the total return calculation is not material.

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

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan, as currently in effect requires Goldman Sachs & Co. LLC, as our agent, to repurchase shares of common stock on our behalf when the market price per share is just below 1.05x the most recently reported net asset value per share in our public financial statements or publicly announced by us, less the amount of any supplemental dividend that has been publicly announced by us but that has yet to be reflected in the net asset value per share most recently reported in our public financial statements (including any updates, corrections or adjustments publicly announced by us to any such net asset value per share or supplemental dividend). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

On November 5, 2019, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to May 31, 2020. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of May 31, 2020 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2019, we have originated more than $12.5 billion aggregate principal amount of investments and retained approximately $6.3 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2019, our core portfolio companies, which excludes certain investments that fall outside of our typical borrower profile and represent 77.2% of our total investments based on fair value, had weighted average annual revenue of $113.9 million and weighted average annual EBITDA of $34.5 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2019, the largest single investment based on fair value represented 4.0% of our total investment portfolio.

As of December 31, 2019, the average investment size in each of our portfolio companies was approximately $35.7 million based on fair value.

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

As of December 31, 2019, the largest industry represented 16.8% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2019, approximately 97.1% of our portfolio was invested in secured debt, including 96.5% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2019, the weighted average term on new investment commitments in new portfolio companies was 4.6 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2019, we had call protection on 87.8% of our debt investments based on fair value, with weighted average call prices of 105.5% for the first year, 103.1% for the second year and 101.1% for the third year, in each case from the date of the initial investment. As of December 31, 2019, 99.2% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 93.5% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

TSSP is a global finance and investment business with approximately $33 billion of assets under management as of September 30, 2019. TSSP’s core platforms include TPG Specialty Lending, TSL Europe (TSLE), which is aimed at European middle-market loan originations, TSSP Adjacent Opportunities (TAO), which has the flexibility to invest across all of TSSP’s private credit market investments, TSSP Opportunities Partners (TOP), which focuses on actively managed opportunistic investments across the credit cycle, TPG Institutional Credit Partners (TICP), which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, and TSSP Capital Solutions (TCS), which provides financing solutions to growing companies. TSSP has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. TSSP has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 250 investment and operating professionals. As of December 31, 2019, thirty four (34) of these personnel are dedicated to our business, including twenty six (26) investment professionals.

Our Adviser consults with TSSP in connection with a substantial number of our investments. The TSSP platform provides us with a breadth of large and scalable investment resources. We believe we benefit from TSSP’s market expertise, insights into industry, sector and macroeconomic trends and intensive due diligence capabilities, which help us discern market conditions that vary across industries and credit cycles, identify favorable investment opportunities and manage our portfolio of investments. TSSP and its affiliates will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us.

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of TSSP) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2019, 99.2% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 93.5% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the year ended December 31, 2019, 3.0% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, 2022 Convertible Notes, 2023 Notes and 2024 Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like LIBOR or other alternate reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

The limited number of dedicated providers is further exacerbated by the specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring, required for middle-market lending. We believe middle-market lending is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies.

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

Portfolio and Investment Activity

As of December 31, 2019, our portfolio based on fair value consisted of 96.5% first-lien debt investments, 0.6% second-lien debt investments, 0.1% mezzanine investments and 2.8% equity and other investments.  As of December 31, 2018, our portfolio based on fair value consisted of 96.9% first-lien debt investments, 0.2% second-lien debt investments, 0.2% mezzanine investments, and 2.7% equity and other investments.

As of December 31, 2019 and December 31, 2018, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.5% and 11.6%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.7% and 11.7%, respectively.

As of December 31, 2019 and December 31, 2018, we had investments in 63 and 46 portfolio companies, respectively, with an aggregate fair value of $2,245.9 million and $1,706.0 million, respectively.

For the year ended December 31, 2019, the principal amount of new investments funded was $1,087.6 million in 32 new portfolio companies and 14 existing portfolio companies. For this period, we had $575.2 million aggregate principal amount in exits and repayments.

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

Our investment activity for the years ended December 31, 2019, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in millions)	2019	2018	2017
New investment commitments:
Gross originations	$3,007.0	$2,199.4	$2,251.5
Less: Syndications/sell downs	1,773.5	1,291.2	1,178.9
Total new investment commitments	$1,233.5	$908.2	$1,072.6
Principal amount of investments funded:
First-lien	$1,055.7	$798.2	$958.9
Second-lien	12.4	0.8	—
Mezzanine	—	2.5	—
Equity and other	19.5	15.4	30.4
Total	$1,087.6	$816.9	$989.3
Principal amount of investments sold or repaid:
First-lien	$567.1	$702.5	$906.0
Second-lien	0.8	59.6	15.7
Mezzanine	—	—	11.5
Equity and other	7.3	28.2	18.3
Total	$575.2	$790.3	$951.5
Number of new investment commitments in new portfolio companies	32	26	22
Average new investment commitment amount in new portfolio companies	$28.7	$31.8	$39.2
Weighted average term for new investment commitments in new portfolio companies (in years)	4.6	5.2	4.8
Percentage of new debt investment commitments at floating rates (1)	98.7%	99.1%	100.0%
Percentage of new debt investment commitments at fixed rates	1.3%	0.9%	—
Weighted average interest rate of new investment commitments	10.2%	10.5%	9.5%
Weighted average spread over LIBOR of new floating rate investment commitments	8.0%	8.1%	8.3%
Weighted average interest rate on investments sold or paid down	11.8%	10.6%	9.5%

(1)	Includes two fixed rate investments for the years ended December 31, 2019, 2018 and 2017 for which we entered into interest rate swap agreements to swap to floating rates.

As of December 31, 2019 and 2018, our investments consisted of the following:

	December 31, 2019		December 31, 2018
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,166.2	$2,134.1	$1,653.9	$1,642.0
Second-lien debt investments	14.1	13.9	4.1	4.1
Mezzanine debt investments	2.5	2.5	2.5	2.5
Equity and other investments	63.1	87.5	45.5	67.8
Total	$2,245.9	$2,238.0	$1,706.0	$1,716.4

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,245.9	100.0%	$1,706.0	100.0%
Non-accrual (1)	—	—	—	—
Total	$2,245.9	100.0%	$1,706.0	100.0%

	December 31, 2019		December 31, 2018
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,238.0	100.0%	$1,716.4	100.0%
Non-accrual (1)	—	—	—	—
Total	$2,238.0	100.0%	$1,716.4	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Weighted average total yield of debt and income producing securities (1)	10.5%	11.6%
Weighted average interest rate of debt and income producing securities	9.9%	11.1%
Weighted average spread over LIBOR of all floating rate investments (2)	8.1%	8.6%

(1)	Weighted average total portfolio yield at fair value was 10.3% at December 31, 2019 and 11.3% at December 31, 2018.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2019 and 2018. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2019		December 31, 2018
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,968.0	87.6%	$1,531.4	89.8%
2	230.0	10.3	118.1	6.9
3	47.9	2.1	56.5	3.3
4	—	—	—	—
5	—	—	—	—
Total	$2,245.9	100.0%	$1,706.0	100.0%

Results of Operations

Operating results for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Total investment income	$251.5	$261.9	$210.9
Less: Net expenses	119.4	114.6	87.8
Net investment income before income taxes	132.1	147.3	123.1
Less: Income taxes, including excise taxes	3.8	3.4	2.8
Net investment income	128.3	143.9	120.3
Net realized gains (losses) (1)	2.0	(10.7)	(14.0)
Net change in unrealized gains (losses) (1)	24.3	(14.2)	5.3
Net increase in net assets resulting from operations	$154.6	$119.0	$111.6

(1)	Includes foreign exchange hedging activity.

Investment Income

	For the Year Ended December 31,
($ in millions)	2019	2018	2017
Interest from investments	$237.2	$249.9	$200.7
Dividend income	0.4	0.2	0.4
Other income	13.9	11.8	9.8
Total investment income	$251.5	$261.9	$210.9

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $249.9 million for the year ended December 31, 2018 to $237.2 million for the year ended December 31, 2019, primarily due to a decrease in accelerated amortization of upfront fees and prepayment fees due to fewer paydowns which was partially offset by an increase in the average portfolio size for the year ended December 31, 2019. Accelerated amortization of upfront fees, primarily from unscheduled paydowns, decreased from $13.4 million for the year ended December 31, 2018 to $6.7 million for the year ended December 31, 2019, and prepayment fees decreased from $25.6 million for the year ended December 31, 2018 to $12.0 million for the year ended December 31, 2019. The accelerated amortization and prepayment fees primarily resulted from full paydowns on 16 portfolio investments, partial paydowns on three portfolio investments, partial realizations on two portfolio investments and prepayment fees on 15 portfolio investments during the year ended December 31, 2018, and full paydowns on 13 portfolio investments, partial paydowns on five portfolio investments, and prepayment fees on 11 portfolio investments during the year ended December 31, 2019. Dividend income increased from $0.2 million for the year ended December 31, 2018 to $0.4 million for the year ended December 31, 2019 due to increased investment in dividend yielding securities in 2019. Other income increased from $11.8 million for the year ended December 31, 2018 to $13.9 million for the year ended December 31, 2019, primarily due to higher amendment fees earned during 2019.

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

Expenses

Operating expenses for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended December 31,
($ in millions)	2019	2018	2017
Interest	$49.1	$42.8	$27.4
Management fees (net of waivers)	30.1	28.5	24.3
Incentive fees related to pre-incentive fee net investment income (net of waivers)	27.2	30.5	25.5
Incentive fees related to realized/unrealized capital gains	—	—	—
Professional fees	6.5	7.2	5.4
Directors fees	0.6	0.4	0.4
Other general and administrative	5.9	5.2	4.8
Net Expenses	$119.4	$114.6	$87.8

Interest

Interest expense, including other debt financing expenses, increased from $42.8 million for the year ended December 31, 2018 to $49.1 million for the year ended December 31, 2019. This increase was primarily due to an increase in the average debt outstanding for the year ended December 31, 2018 from $874.3 million to $913.4 million for the year ended December 31, 2019 and an increase in our average interest rate on debt outstanding due to a change in the mix of our debt financing sources. The average interest rate on our debt outstanding increased from 4.1% for the year ended December 31, 2018 to 4.4% for the year ended December 31, 2019 due to a change in the mix of our debt financing sources and a change in LIBOR. For the years ended December 31, 2018 and 2019, weighted average one-month LIBOR for the year was 2.0% and 2.2%, respectively.

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

Management Fees

Management Fees (net of waivers) increased from $28.5 million for the year ended December 31, 2018 to $30.1 million for the year ended December 31, 2019. Management Fees (gross of waivers) increased from $28.5 million for the year ended December 31, 2018 to $30.1 million for the year ended December 31, 2019 due to average total assets increasing from $1.9 billion for the year ended December 31, 2018 to $2.1 billion for the year ended December 31, 2019. Management Fees waived were less than $0.1 million for the year ended December 31, 2018 consisting solely of Management Fees attributable to our ownership of TCAP shares. The Adviser did not waive any Management Fees for the year ended December 31, 2019.

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

Incentive Fees

Incentive Fees (net of waivers) related to pre-Incentive Fee net investment income decreased from $30.5 million for the year ended December 31, 2018 to $27.2 million for the year ended December 31, 2019. This decrease resulted primarily from a decrease in interest from investments received during the year ended December 31, 2019 and the related decrease in net investment income.  For the year ended December 31, 2018, Incentive Fees related to pre-Incentive Fee net investment income of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. There were no Incentive Fees related to pre-incentive Fee net investment income waived for the year ended December 31, 2019. There were no Incentive Fees related to net capital gains and losses for the year ended December 31, 2018 and the year ended December 31, 2019 due to cumulative realized and unrealized losses on our investments.

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

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $7.2 million for the year ended December 31, 2018 to $6.5 million for the year ended December 31, 2019 due to recognition of remaining non-recurring expenses associated with the initial shelf registration statement in 2018 that were previously recorded as deferred financing cost.  Other general and administrative fees increased from $5.2 million for the year ended December 31, 2018 to $5.9 million for the year ended December 31, 2019.

Professional fees increased from $5.4 million for the year ended December 31, 2017 to $7.2 million for the year ended December 31, 2018 due to recognition in 2018 of remaining non-recurring expenses associated with the initial shelf registration statement that were previously recorded as deferred financing costs and costs associated with shareholder meetings.  Other general and administrative fees increased from $4.8 million for the year ended December 31, 2017 to $5.2 million for the year ended December 31, 2018.

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

For the calendar years ended December 31, 2019, 2018 and 2017 we recorded a net expense of $3.8 million, $3.4 million and $2.8 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
($ in millions)	2019	2018	2017
Net realized gains (losses) on investments	$1.9	$(11.4)	$(14.3)
Net realized gains on foreign currency transactions	0.1	0.2	0.0
Net realized losses on foreign currency investments	(0.4)	(2.2)	(1.4)
Net realized gains on foreign currency borrowings	0.4	2.7	1.7
Net realized gains on interest rate swaps	0.0	—	—
Net Realized Gains (Losses)	$2.0	$(10.7)	$(14.0)

Change in unrealized gains on investments	$45.6	$44.9	$66.7
Change in unrealized losses on investments	(27.3)	(62.8)	(48.9)
Net Change in Unrealized Gains (Losses) on Investments	$18.3	$(17.9)	$17.8
Unrealized gains (losses) on foreign currency borrowings	(3.2)	5.4	(11.5)
Unrealized gains (losses) on foreign currency cash and forward contracts	0.0	(0.0)	0.0
Unrealized gains (losses) on interest rate swaps	9.2	(1.7)	(1.0)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$6.0	$3.7	$(12.5)

Net Change in Unrealized Gains (Losses)	$24.3	$(14.2)	$5.3

For the year ended December 31, 2019, we had net realized gains on investments of $1.9 million and for the years ended December 31, 2018 and 2017, we had net realized losses on investments, $11.4 million and $14.3 million, respectively. For the years ended December 31, 2019, 2018, and 2017, we had net realized gains of $0.1 million, $0.2 million and less than $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2019, 2018 and 2017, we had net realized losses on foreign currency investments of $0.4 million, $2.2 million and $1.4 million, respectively. For the years ended December 31, 2019, 2018, and 2017 we had net realized gains on foreign currency borrowings of $0.4 million, $2.7 million and $1.7 million, respectively. For the year ended December 31, 2019 we had net realized gains of less than $0.1 million on interest rate swaps.

For the year ended December 31, 2019 we had $45.6 million in unrealized gains on 53 portfolio company investments, which was offset by $27.3 million in unrealized losses on 23 portfolio company investments. Unrealized gains for the year ended December 31, 2019 resulted from an increase in fair value, primarily due to positive valuation adjustments and changes in credit spreads. Unrealized losses for the year ended December 31, 2019 resulted from the reversal of prior period unrealized gains and in some instances negative credit-related adjustments.

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

For the years ended December 31, 2019 and December 31, 2017 we had unrealized losses on foreign currency borrowings of $3.2 million and $11.5 million, respectively, primarily as a result of fluctuations in the AUD, CAD, GBP, and EUR exchange rates. For the year ended December 31, 2018, we had unrealized gains on foreign currency borrowings of $5.4 million, primarily as a result of fluctuations in the AUD, CAD, and EUR exchange rate. For the years ended December 31, 2019 and 2017, we had unrealized gains on foreign currency cash and forward contracts of less than $0.1 million and less than $0.1 million, respectively, primarily as a result of settling our foreign currency forward contracts. For the year ended December 31, 2018 we had unrealized losses on foreign currency cash and forward contracts of less than $0.1 million, primarily as a result of settling our foreign currency forward contracts. For the year ended December 31, 2019 we had unrealized gains on interest rate swaps of $9.2 million and for the years ended December 31, 2018 and 2017, we had unrealized losses on interest rate swaps of $1.7 million, and $1.0 million, respectively, due to fluctuations in interest rates.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2019, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.6% (based on total capital invested of $4.0 billion and total proceeds from these exited investments of $5.0 billion). Eighty-nine percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees, administrative fees, agent fees, amendment fees, accrued interest, and other fees and proceeds. Realized returns also include realized gains on hedging activity, with respect to an investment, which represents any inception-to-date realized gains on foreign currency forward contracts allocable to the investment, if any.

Foreign Currency Hedging

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the years ended December 31, 2019 and 2017, we had $3.2 million and $11.5 million of unrealized losses, respectively, and for the year ended December 31, 2018 we had $5.4 million of unrealized gains on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2019, 2018 and 2017. See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2019. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of December 31, 2019, 2018 and 2017, our asset coverage ratio was 200.4%, 270.5%, and 235.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2019, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2019, we had approximately $749.3 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of December 31, 2019, we had $14.1 million in cash and cash equivalents. During the year ended December 31, 2019, we used $378.0 million in cash for operating activities, primarily as a result of purchases and originations of investments of $1,118.1 billion and other operating activity of $36.5 million partially offset by repayments on investments of $622.0 million and an increase in net assets resulting from operations of $154.6 million. Lastly, cash provided in financing activities was $381.6 million during the period, primarily due to borrowings of $1,742.6 million (including the issuance of $300.0 million principal amount of our 2024 Notes), which were partially offset by paydowns on our Revolving Credit Facility of $1,255.2 million, dividends paid of $98.1 million, and deferred financing costs of $7.7 million.

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

As of December 31, 2019, we had $9.3 million of restricted cash pledged as collateral under our interest rate swap agreements, compared to $7.3 million as of December 31, 2018.

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

During the years ended December 31, 2019 and 2018, we also issued 1,111,774 and 893,392 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $21.1 million and $16.0 million, respectively. On January 15, 2020, we issued 194,470 shares of our common stock through our dividend reinvestment plan for proceeds of $4.0 million, which is not reflected in the number of shares issued for the year ended December 31, 2019 in this section or the consolidated financial statements for the year ended December 31, 2019.

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

The Company 10b5-1 Plan is designed to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan, as currently in effect requires Goldman Sachs & Co. LLC, as our agent, to repurchase shares of common stock on our behalf when the market price per share is just below 1.05x the most recently reported net asset value per share in our public financial statements or publicly announced by us, less the amount of any supplemental dividend that has been publicly announced by us but that has yet to be reflected in the net asset value per share most recently reported in our public financial statements (including any updates, corrections or adjustments publicly announced by us to any such net asset value per share or supplemental dividend). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

On November 5, 2019, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to May 31, 2020. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of May 31, 2020 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

For the year ended December 31, 2019 and December 31, 2018 no shares were repurchased under the Company 10b5-1 Plan.

Debt

Debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,245.0	$495.7	$749.3	$485.8
2022 Convertible Notes	172.5	172.5	—	169.4
2023 Notes	150.0	150.0	—	148.0
2024 Notes	300.0	300.0	—	291.3
Total Debt	$1,867.5	$1,118.2	$749.3	$1,094.5

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.

(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts of $10.0 million, $3.1 million, $2.0 million and $6.9 million, respectively.

(3)	The carrying value of the 2024 Notes is presented net of $1.8 million, which represents a change in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

	December 31, 2018
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)
Revolving Credit Facility	$940.0	$187.5	$752.5	$178.8
2019 Convertible Notes	115.0	115.0	—	113.6
2022 Convertible Notes	172.5	172.5	—	168.3
2023 Notes	150.0	150.0	—	147.3
Total Debt	$1,377.5	$625.0	$752.5	$608.0

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $8.7 million, $5.6 million and $2.7 million, respectively.

As of December 31, 2019 and December 31, 2018, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31 2019, aggregate commitments under the facility were $1,245 million. Pursuant to an amendment to the Revolving Credit Facility dated as of January 31, 2020 (the “Ninth Amendment”), the aggregate commitments under the facility were increased to $1,315 million.  The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $1,750 million.

Pursuant to the Ninth Amendment, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from February 14, 2023 to January 31, 2024 and the stated maturity date was extended from February 14, 2024 to January 31, 2025.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2019, we had outstanding debt denominated in Australian dollars (AUD) of 52.5 million, Canadian dollars (CAD) of 131.4 million, and Euro (EUR) of 7.6 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2019 and December 31, 2018, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

2019 Convertible Notes

In June 2014, we issued in a private offering $115 million aggregate principal amount convertible notes due December 2019 (the “2019 Convertible Notes”). The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes were unsecured and bore interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes matured on December 15, 2019 and were fully repaid in cash. The swap transaction associated with the issuance of the 2019 Convertible Notes also matured on December 15, 2019.

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of December 31, 2019, the estimated adjusted conversion price was approximately $20.66 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

The 2022 Convertible Notes are our unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

As of December 31, 2019, the principal amount of the 2022 Convertible Notes was exceeded by the value of the underlying shares multiplied by the per share closing price of our common stock. However, the conditions required for conversion prior to maturity had not been satisfied. As of December 31, 2018, the principal amount of the 2022 Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of December 31, 2019 and 2018, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the 2022 Convertible Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indenture governing the 2022 Convertible Notes. We have determined that the embedded conversion options in the 2022 Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, we estimated at the time of issuance separate debt and equity components of the 2022 Convertible Notes. An original issue discount equal to the equity components of the 2022 Convertible Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2022 Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively.

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

2024 Notes

In November 2019, we issued $300.0 million aggregate principal amount of unsecured notes that mature on November 1, 2024 (the “2024 Notes”). The principal amount of the 2024 Notes is payable at maturity. The 2024 Notes bear interest at a rate of 3.875% per year, payable semi-annually commencing on May 1, 2020, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $293.1 million. We used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the 2024 Notes offering, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swap, our effective interest rate on the 2024 Notes is three-month LIBOR plus 2.25%.

On February 5, 2020, we issued $50.0 million aggregate principal amount of unsecured notes that mature on November 1, 2024 (the “Reopened 2024 Notes”). The Reopened 2024 Notes are a further issuance of, fungible with, rank equally in right of payment with and have the same terms (other than the issue date and the public offering price) as the initial issuance of 2024 Notes. Total proceeds from the issuance of the Reopened 2024 Notes, net of underwriting discounts and estimated offering costs, were approximately $50.1 million. We used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the Reopened 2024 Notes, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominantly floating rate loans. As a result of the swap, our effective interest rate on the Reopened 2024 Notes is three-month LIBOR plus 2.46%.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2019 and 2018, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2019	December 31, 2018
Alpha Midco, Inc. - Delayed Draw	$19.6	$—
AppStar Financial, LLC - Revolver	2.0	2.0
AvidXchange, Inc. - Delayed Draw	5.1	—
BlueSnap, Inc. - Revolver	2.5	—
Caris Life Sciences, Ltd. - Delayed Draw	—	2.5
ClearCompany, LLC - Delayed Draw	1.4	3.0
Clinicient, Inc. - Revolver	4.0	—
DaySmart Holdings, LLC - Revolver	5.0	—
DaySmart Holdings, LLC - Delayed Draw	17.5	—
Dye & Durham Corp. - Revolver	1.3	—
Energy Alloys, LLC - Delayed Draw	15.0	—
Ferrellgas, L.P. - Revolver	30.0	30.0
Frontline Technologies Group, LLC - Delayed Draw	—	9.4
G Treasury SS, LLC - Delayed Draw	3.8	5.0
G Treasury SS, LLC - Revolver	—	2.0
Gainsight, Inc. - Delayed Draw	1.8	—
Government Brands, LLC - Revolver	—	5.0
Integration Appliance, Inc. - Revolver	2.6	2.6
IntelePeer Holdings, Inc. - Delayed Draw	3.5	—
IRGSE Holding Corp. - Revolver	2.1	3.0
Kyriba Corp. - Delayed Draw	8.3	—
Kyriba Corp. - Revolver	1.2	—
Lithium Technologies, LLC - Revolver	3.9	3.9
Lucidworks, Inc. - Revolver	3.3	—
MD America Energy, LLC - Delayed Draw	—	15.0
Motus, LLC - Revolver	—	5.6
PageUp People, Ltd. - Revolver	2.8	2.1
PayLease, LLC - Revolver	3.3	3.3
PayScale Holdings, Inc. - Delayed Draw	7.7	—
PrimeRevenue, Inc. - Revolver	6.3	6.3
ResMan, LLC - Delayed Draw	3.6	—
ResMan, LLC - Revolver	2.0	—
ScentAir Technologies, Inc. - Revolver	—	0.8
Sovos Compliance, LLC - Delayed Draw	—	0.5
Sovos Compliance, LLC - Revolver	—	1.7
TherapeuticsMD, Inc. - Delayed Draw A1	7.5	—
TherapeuticsMD, Inc. - Delayed Draw A2	7.5	—
Valant Medical Solutions, Inc. - Delayed Draw	2.6	—
Valant Medical Solutions, Inc. - Revolver	2.0	—
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7.8	—
Total Portfolio Company Commitments	$187.0	$103.7

Other Commitments and Contingencies

As of December 31, 2019 and December 31, 2018, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2019, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2019 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$495.7	$—	$—	$495.7	$—
2022 Convertible Notes	172.5	—	172.5	—	—
2023 Notes	150.0	—	—	150.0	—
2024 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,118.2	$—	$172.5	$945.7	$—

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
•

a license agreement with an affiliate of TPG under which the affiliate granted us a non-exclusive license to use the “TPG” name and logo, for a nominal fee, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “TPG” name or logo.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2019, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2019, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Our 2018, 2017 and 2016 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2019, 99.2% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 93.5% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes and 2024 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of December 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$65.2	$33.5	$31.7
Up 200 basis points	$43.4	$22.4	$21.0
Up 100 basis points	$21.5	$11.2	$10.3
Down 25 basis points	$(5.2)	$(2.8)	$(2.4)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TPG Specialty Lending, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPG Specialty Lending, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2019 and 2018, by correspondence with custodians, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determining the fair value of investments

As discussed in Notes 2, 4 and 6 to the consolidated financial statements, the Company measures substantially all of its investments at fair value utilizing unobservable inputs as there is no readily determinable market value.  As of December 31, 2019, total investments at fair value was $2.2 billion, or 98% of total assets.

We identified determining the fair value of investments that are not publicly traded or whose market prices are not readily available as a critical audit matter because evaluating the use of specific valuation techniques, inputs, and assumptions, involved a high degree of subjective auditor judgment and changes in these techniques, inputs, and assumptions could have a significant impact on the fair value of investments. In particular, the more subjective judgments were related to market yields for investments with similar terms and risks used in yield analyses, comparable financial performance multiples used in determining enterprise values, and discount rates and expected lives used in discounted cash flow analyses.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company's determination of the valuation techniques, market yields, financial performance multiples, discount rates, and expected lives used to estimate the fair value of investments. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, evaluated the Company’s estimate of fair value by developing an independent estimate of fair value through the use of relevant market information to develop a range of comparable financial performance multiples and discount rate assumptions. For a selection of investments, we tested the Company’s process to determine the fair value by testing the fair value derived from the Company’s models and comparing the inputs and assumptions to supporting documentation.  We evaluated the Company’s historical ability to estimate fair value by comparing the transaction price of available transactions occurring subsequent to the prior period valuation date with the fair value estimate determined by the Company in the prior period.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York

February 19, 2020

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,099,781 and $1,546,780, respectively)	$2,147,876	$1,565,532
Non-controlled, affiliated investments (amortized cost of $49,445 and $84,602, respectively)	50,136	83,932
Controlled, affiliated investments (amortized cost of $88,811 and $85,018, respectively)	47,916	56,505
Total investments at fair value (amortized cost of $2,238,037 and $1,716,400, respectively)	2,245,928	1,705,969
Cash and cash equivalents (restricted cash of $9,315 and $7,303, respectively)	14,143	10,575
Interest receivable	13,055	8,829
Prepaid expenses and other assets	7,805	4,951
Total Assets	$2,280,931	$1,730,324
Liabilities
Debt (net of deferred financing costs of $18,471 and $15,508, respectively)	$1,094,467	$608,007
Management fees payable to affiliate	8,234	7,069
Incentive fees payable to affiliate	7,161	9,356
Dividends payable	25,927	25,499
Other payables to affiliate	1,948	1,621
Other liabilities	23,897	15,570
Total Liabilities	1,161,634	667,122
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 66,613,671 and 65,501,897 shares issued, respectively; and 66,524,591 and 65,412,817 shares outstanding, respectively	666	655
Additional paid-in capital	1,009,270	991,919
Treasury stock at cost; 89,080 and 89,080 shares held, respectively	(1,359)	(1,359)
Distributable earnings	110,720	71,987
Total Net Assets	1,119,297	1,063,202
Total Liabilities and Net Assets	$2,280,931	$1,730,324
Net Asset Value Per Share	$16.83	$16.25

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$224,810	$232,517	$191,288
Dividend income	420	196	345
Other income	13,838	11,298	9,617
Total investment income from non-controlled, non-affiliated investments	239,068	244,011	201,250
Investment income from non-controlled, affiliated investments:
Interest from investments	6,370	3,652	—
Other income	88	398	—
Total investment income from non-controlled, affiliated investments	6,458	4,050	—
Investment income from controlled, affiliated investments:
Interest from investments	5,958	13,763	9,443
Other income	11	90	204
Total investment income from controlled, affiliated investments	5,969	13,853	9,647
Total Investment Income	251,495	261,914	210,897
Expenses
Interest	49,110	42,761	27,441
Management fees	30,104	28,589	24,287
Incentive fees	27,211	30,515	25,497
Professional fees	6,530	7,208	5,431
Directors’ fees	595	414	405
Other general and administrative	5,912	5,226	4,827
Total expenses	119,462	114,713	87,888
Management and incentive fees waived (Note 3)	—	(63)	(85)
Net Expenses	119,462	114,650	87,803
Net Investment Income Before Income Taxes	132,033	147,264	123,094
Income taxes, including excise taxes	3,750	3,375	2,835
Net Investment Income	128,283	143,889	120,259
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	29,432	(15,207)	10,090
Non-controlled, affiliated investments	1,272	(670)	—
Controlled, affiliated investments	(12,381)	(2,028)	7,668
Translation of other assets and liabilities in foreign currencies	(3,255)	5,455	(11,432)
Interest rate swaps	9,194	(1,701)	(1,031)
Total net change in unrealized gains (losses)	24,262	(14,151)	5,295
Realized gains (losses):
Non-controlled, non-affiliated investments	5,482	3,457	7,481
Controlled, affiliated investments	(3,594)	(14,890)	(21,776)
Interest rate swaps	41	—	—
Foreign currency transactions	109	712	350
Total net realized gains (losses)	2,038	(10,721)	(13,945)
Total Unrealized and Realized Gains (Losses)	26,300	(24,872)	(8,650)
Increase in Net Assets Resulting from Operations	$154,583	$119,017	$111,609
Earnings per common share—basic and diluted	$2.34	$1.86	$1.86
Weighted average shares of common stock outstanding—basic and diluted	66,069,305	64,028,137	59,995,387

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2019

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($45,559 par, due 10/2023)	10/16/2018	L + 6.25%	8.05%	$45,004	$45,673	4.1%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,025 par, due 7/2023)	7/6/2018	C + 4.75%	6.83%	48,001	49,497 (CAD 64,185)	4.4%
Alpha Midco, Inc. (3)(5)	First-lien loan ($45,296 par, due 8/2025)	8/15/2019	L + 6.75%	8.75%	43,921	44,061	3.9%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 65,669 par, due 7/2024)	7/11/2019	C + 7.00%	9.03%	49,015	49,628 (CAD 64,355)	4.4%
	First-lien revolving loan (CAD 1,750 par, due 7/2024)	7/11/2019	P + 6.00%	10.00%	1,269	1,296 (CAD 1,680)	0.1%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	9.43%	70,619	71,685	6.4%
Motus, LLC (3)(5)	First-lien loan ($59,853 par, due 1/2024)	1/17/2018	L + 5.50%	7.45%	58,764	60,451	5.4%
Netwrix Corp. and Concept Searching, Inc. (3)(5)	First-lien loan ($20,000 par, due 10/2024)	10/17/2019	L + 5.88%	7.67%	19,541	19,650	1.8%
Nintex Global, Ltd. (3)(5)	First-lien loan ($74,223 par, due 4/2024)	3/30/2018	L + 6.25%	8.05%	72,844	75,151	6.7%
					363,974	371,419	33.1%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($4,147 par, due 10/2021)	10/31/2016	L + 12.00%	13.63%	4,147	4,147	0.4%
Communications
IntelePeer Holdings, Inc. (3)	First-lien loan ($35,000 par, due 12/2024)	12/2/2019	L + 8.00%	9.91%	35,000	34,711	3.1%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($75,000 par, due 9/2025)	2/28/2018	L + 5.50%	7.30%	72,055	77,438	6.9%
Frontline Technologies Group, LLC (3)	First-lien loan ($65,798 par, due 9/2023)	9/18/2017	L + 5.75%	7.55%	65,395	65,963	5.9%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,025 par, due 8/2022)	8/25/2017	L + 7.25%	9.05%	63,227	63,545	5.7%
					200,677	206,946	18.5%
Electronics
APX Group, Inc. (11)	Secured note ($1,000 par, due 12/2022)	5/31/2019	7.88%	7.88%	938	1,009	0.1%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($15,855 par, due 8/2020)	8/18/2015	L + 7.50%	9.30%	15,794	15,944	1.4%
AvidXchange, Inc. (3)(5)	First-lien loan ($10,350 par, due 4/2024)	10/1/2019	L + 9.00%	11.00%	10,195	10,236	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($17,456 par, due 10/2024)	10/10/2019	L + 5.00%	6.80%	16,978	17,063	1.5%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.80%	34,273	34,531	3.1%
G Treasury SS, LLC (3)(5)	First-lien loan ($30,000 par, due 4/2023)	4/9/2018	L + 8.25%	10.03%	29,643	30,000	2.7%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,724 par, due 6/2025)	1/31/2019	L + 7.00%	8.95%	39,099	39,128	3.5%
Kyriba Corp.(3)	First-lien loan ($12,717 par, due 4/2025)	4/9/2019	L + 9.00%	10.94% (incl. 9.00% PIK)	12,391	12,866	1.1%
	First-lien loan (EUR 7,571 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% (incl. 9.00% PIK)	8,258	7,759 (EUR 6,912)	0.7%

	First-lien revolving loan ($427 par, due 4/2025)	4/9/2019	L + 7.25%	9.17%	384	536	0.0%
	First-lien revolving loan (EUR 183 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	197	60 (EUR 54)	0.0%
PayLease, LLC (3)	First-lien loan ($64,327 par, due 7/2022)	7/28/2017	L + 7.25%	9.05%	63,518	65,511	5.9%
PrimeRevenue, Inc. (3)	First-lien loan ($21,144 par, due 12/2023)	12/31/2018	L + 8.50%	10.30% (incl. 5.50% PIK)	20,877	21,213	1.9%
Swift Gift, Ltd. (3)(5)	First-lien loan ($28,146 par, due 1/2022)	7/31/2017	L + 6.50%	8.31%	27,776	28,849	2.6%
					279,383	283,696	25.3%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,855	4,956	0.4%
	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,550	0.2%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.94%	14,829	14,858	1.3%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,875 par, due 10/2024)	6/30/2017	L + 7.50%	9.30%	48,104	49,875	4.5%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($40,773 par, due 9/2020)	9/30/2015	L + 7.50%	9.30%	40,556	40,875	3.7%
Quantros, Inc. (3)(5)	First-lien loan ($18,444 par, due 12/2020)	2/29/2016	L + 8.50%	10.41%	18,326	18,444	1.6%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	29,333	29,100	2.6%
Valant Medical Solutions, Inc. (3)	First-lien loan ($27,936 par, due 4/2024)	4/8/2019	L + 8.75%	10.55%	27,117	27,372	2.4%
Vita Bidco, Inc. (3)(5)	First-lien loan ($21,773 par, due 2/2024)	2/11/2019	L + 6.50%	8.30%	21,237	21,773	1.9%
					206,857	209,803	18.6%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($31,600 par, due 9/2021)	9/29/2015	L + 9.50%	11.44% (incl. 5.00% PIK)	29,746	31,047	2.8%
	First-lien revolving loan ($3,221 par, due 9/2021)	9/29/2015	L + 9.50%	11.44% (incl. 5.00% PIK)	3,221	3,128	0.3%
					32,967	34,175	3.1%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,837 par, due 5/2024)	7/31/2019	L + 6.50%	8.30%	34,122	34,228	3.1%
ClearCompany, LLC (3)	First-lien loan ($19,192 par, due 7/2023)	7/23/2018	L + 8.50%	10.34% (incl. 2.50% PIK)	18,993	19,140	1.7%
DaySmart Holdings, LLC. (3)	First-lien loan ($30,247 par, due 10/2024)	10/1/2019	L + 7.25%	9.05%	29,370	29,456	2.6%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,401 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,391	36,042 (AUD 51,273)	3.2%
	First-lien revolving loan (AUD 1,000 par, due 12/2022)	1/11/2018	B + 7.25%	8.50%	714	694 (AUD 988)	0.1%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,900 par, due 5/2024)	5/3/2019	L + 7.00%	8.80%	38,914	39,187	3.5%
Shaker International, Inc. (3)(5)	First-lien loan ($22,388 par, due 5/2024)	5/15/2019	L + 7.00%	8.94%	21,879	21,940	2.0%
					183,383	180,687	16.2%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($49,813 par, due 10/2023)	6/30/2017	L + 7.00%	8.95%	49,346	50,186	4.5%

Internet services
Gainsight, Inc. (9)	First-lien loan ($3,322 par, due 7/2025)	7/29/2019	13.00%	13.00% (incl. 13.00% PIK)	3,255	3,284	0.3%

Higher Logic, LLC (3)(5)	First-lien loan ($37,430 par, due 1/2022)	6/18/2018	L + 6.00%	7.80%	37,034	37,243	3.3%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.04%	53,888	53,967	4.8%
Lucidworks, Inc. (9)	First-lien loan ($12,018 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	11,879	11,941	1.1%
					106,056	106,435	9.5%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.80%	32,230	32,175	2.9%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($11,500 par, due 9/2022)	9/12/2017	L + 7.75%	9.45%	11,338	11,701	1.0%
Oil, gas and consumable fuels
Energy Alloys, LLC (3)(5)	ABL FILO term loan ($22,000 par, due 8/2024)	8/28/2019	L + 6.25%	8.25%	21,171	21,260	1.9%
MD America Energy, LLC (3)	First-lien loan ($19,069 par, due 11/2023)	11/14/2018	L + 7.75%	9.67%	18,836	18,640	1.7%
Mississippi Resources, LLC (3)(7)	First-lien loan ($8,000 par, due 6/2020)	6/29/2018	L + 9.00%	10.80%	7,998	8,000	0.7%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($42,222 par, due 10/2023)	4/10/2019	L + 7.50%	9.50%	41,257	41,347	3.7%
					89,262	89,247	8.0%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,774	76,074	6.8%
Real Estate
ResMan, LLC (3)	First-lien loan ($20,648 par, due 10/2024)	10/3/2019	L + 8.00%	9.94%	20,208	20,303	1.8%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	9.64%	32,303	32,581	2.9%
American Achievement, Corp. (3)(5)	First-lien loan ($22,619 par, due 9/2022)	9/30/2015	L + 8.25%	9.95%	22,540	22,167	2.0%
Forever 21, Inc. (3)	ABL DIP term loan ($50,000 par, due 7/2020)	10/2/2019	L + 12.00%	13.81%	48,970	48,500	4.3%
J.C. Penney Company, Inc. (4)(11)	First-lien loan ($6,201 par, due 6/2023)(3)	6/5/2019	L + 4.25%	6.16%	5,358	5,451	0.5%
	Second-lien secured note ($11,559 par, due 7/2023)	6/5/2019	5.88%	5.88%	9,761	9,911	0.9%
Maurices, Inc. (3)(5)	ABL FILO term loan ($27,778 par, due 5/2024)	5/6/2019	L + 6.50%	8.21%	27,014	28,958	2.6%
Moran Foods, LLC (3)	ABL FILO term loan ($39,138 par, due 12/2021)	6/21/2019	L + 6.75%	8.69%	38,750	39,138	3.5%
Neiman Marcus Group Ltd LLC (3)	ABL FILO term loan ($72,000 par, due 7/2021)	9/11/2019	L + 6.00%	7.89%	71,086	71,100	6.4%
	First-lien loan ($996 par, due 10/2023) (11)	9/12/2019	L + 6.00%	7.71%	799	819	0.1%
Transform SR Holdings, LLC (3)	ABL FILO term loan ($75,000 par, due 2/2024)	2/11/2019	L + 7.25%	9.18%	74,359	75,750	6.8%
					330,940	334,375	30.0%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($85,159 par, due 5/2023)	5/4/2018	L + 5.75%	7.45%	83,994	90,053	8.0%
Total Debt Investments					2,150,478	2,182,815	195.0%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)	Preferred Units (4,441,090 units)	10/16/2018			4,441	4,463	0.4%
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	2,738	0.2%

	Class B Units (517,020 units)	1/17/2018	—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018	1,197	1,939	0.2%
	Class B Shares (398,557 shares)	3/30/2018	12	20	0.0%
			2,471	4,697	0.4%
Chemicals
Vertellus Specialties, Inc. (13)(14)	Common Units (3,386,630 units)	10/31/2016	4,575	3,614	0.3%
Financial services
AvidXchange, Inc. (14)	Preferred Shares (293,232 shares)	10/1/2019	14,423	14,423	1.3%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015	7	6	0.0%
Swift Gift, Ltd. (13)	Common Shares (35,000 shares)	7/31/2017	3,500	10,255	0.9%
			17,930	24,684	2.2%
Healthcare
Caris Life Sciences, Ltd. (13)	633,376 Warrants	9/21/2018	192	192	0.0%
Quantros, Inc. (13)(14)	4,685,068 Warrants	10/7/2019	139	139	0.0%
Valant Medical Solutions, Inc. (13)(14)(15)	954,478 Warrants	4/8/2019	281	281	0.0%
Vita Topco, Inc. (13)(14)(15)	Common Shares (1,000 shares)	2/11/2019	1,000	1,442	0.1%
			1,612	2,054	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (29,440,171 units) (14)	12/21/2018	21,813	589	0.1%
	Common Shares (8,800,000 shares)	12/21/2018	100	48	0.0%
			21,913	637	0.1%
Human resource support services
ClearCompany, LLC (13)(15)	Class A Units (44,944 units)	8/24/2018	2,014	2,255	0.2%
DaySmart Holdings, LLC. (13)(14)(15)	Class A Units (125,810 units)	10/1/2019	1,000	1,000	0.1%
			3,014	3,255	0.3%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017	1,020	1,412	0.1%
	Common Shares Class B (987,929 units)	6/30/2017	10	14	0.0%
			1,030	1,426	0.1%
Internet Services
Lucidworks, Inc. (13)(14)	Series F Preferred Shares (199,054 shares)	8/2/2019	800	800	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	12,379	1.1%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-0 Member Units (1,000 units) (14)	12/12/2019	6,693	5,104	0.5%
	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	—	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			25,933	5,104	0.5%
Total Equity and Other Investments			87,559	63,113	5.6%
Total Investments			$2,238,037	$2,245,928	200.6%

	Interest Rate Swaps as of December 31, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.97%	6/25/2020	$91,500	$(75)	$—	$(75)
Interest rate swap (a)	L	1.47%	7/30/2021	11,700	38	—	38
Interest rate swap (a)	L	1.36%	7/29/2022	3,200	24	—	24
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	1,221	—	3,098
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	1,533	—	994
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	228	—	150
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	3,562	—	4,100
Interest rate swap (a)(c)	3.88%	L + 2.25%	11/1/2024	300,000	(1,787)	—	—
Interest rate swap (a)(b)	L	1.72%	1/10/2020	—	—	—	(378)
Interest rate swap (a)(b)	4.50%	L + 2.86%	12/15/2019	—	—	—	1,285
Interest rate swap (a)(b)	L	2.66%	6/27/2019	—	—	—	(42)
Cash collateral				—	(3,737)	—	—
Total				$728,900	$1,007	$—	$9,194

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured in 2019.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three-, or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate, the Toronto-Dominion Bank rate, or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2019.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 18.5% of total assets as of December 31, 2019.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2019 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the year ended December 31, 2019

Company	Fair Value at December 31, 2018	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at December 31, 2019	Other Income	Interest Income
AFS Technologies, Inc.	$45,342	$4,845	$(1,175)	$1,124	$—	$—	$50,136	$76	$5,207
Validity, Inc.	38,590	1,489	(234)	148	—	(39,993)	—	12	1,163
Total	$83,932	$6,334	$(1,409)	$1,272	$—	$(39,993)	$50,136	$88	$6,370

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

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2019 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2019

Company	Fair Value at December 31, 2018	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at December 31, 2019	Other Income	Interest Income
AFS Technologies, Inc.	$—	$—	$—	$—	$570	$—	$—	$—	$—
IRGSE Holding Corp.	34,527	8,279	(1,750)	(6,244)	—	—	34,812	11	3,963
Mississippi Resources, LLC	21,978	1,427	—	(6,137)	(4,164)	—	13,104	—	1,995
Total	$56,505	$9,706	$(1,750)	$(12,381)	$(3,594)	$—	$47,916	$11	$5,958

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

(8)

As of December 31, 2019, the estimated cost basis of investments for U.S. federal tax purposes was $2,230,116, resulting in estimated gross unrealized gains and losses of $87,386 and $78,478, respectively.

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
(14)

All or a portion of this security was acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $23,986, or 2.1% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2018

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($42,234 par, due 10/2023)	10/16/2018	L + 6.25%	8.77%	$41,611	$41,179	3.9%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,675 par, due 7/2023)	7/6/2018	C + 5.25%	7.41%	48,275	46,051 (CAD 62,896)	4.3%
Integration Appliance, Inc. (3)	First-lien loan ($52,381 par, due 8/2023)	8/13/2018	L + 7.25%	9.60%	51,608	51,281	4.8%
Jive Software, Inc. (3)(5)	First-lien loan ($52,110 par, due 6/2022)	6/12/2017	L + 9.25%	11.77%	50,656	54,194	5.1%
Motus, LLC (3)	First-lien loan ($68,880 par, due 1/2024)	1/17/2018	L + 6.75%	9.22%	67,262	69,624	6.5%
Nintex Global, Ltd. (3)(5)	First-lien loan ($71,975 par, due 4/2024)	3/30/2018	L + 6.75%	9.28%	70,382	70,176	6.6%
Sovos Compliance, LLC (3)	First-lien loan ($36,453 par, due 3/2022)	7/1/2016	L + 6.00%	8.52%	36,032	36,453	3.4%
					324,215	327,779	30.7%
Chemicals
Vertellus Specialties, Inc. (3)	First-lien loan ($4,967 par, due 1/2019)	10/31/2016	L + 9.00%	11.42%	4,967	4,967	0.5%
	Second-lien loan ($3,341 par, due 10/2021)	10/31/2016	L + 12.00%	14.42%	3,341	3,350	0.3%
					8,308	8,317	0.8%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($49,875 par, due 2/2024)	2/28/2018	L + 6.00%	8.52%	48,497	50,374	4.7%
Frontline Technologies Group, LLC (3)	First-lien loan ($47,225 par, due 9/2023)	9/18/2017	L + 6.50%	9.02%	46,713	46,801	4.4%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,675 par, due 8/2022)	8/25/2017	L + 7.25%	9.78%	63,611	63,544	6.0%
					158,821	160,719	15.1%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($18,506 par, due 8/2020)	8/18/2015	L + 7.50%	10.02%	18,333	18,609	1.8%
AvidXchange, Inc. (3)	First-lien loan ($54,449 par, due 8/2020)	8/7/2015	L + 9.50%	12.06%	54,080	54,994	5.2%
G Treasury SS, LLC (3)	First-lien loan ($30,515 par, due 4/2022)	4/9/2018	L + 9.25%	11.78% (incl. 3.00% PIK)	29,914	29,765	2.8%
Government Brands, LLC (3)	First-lien loan ($45,870 par, due 3/2023)	3/15/2018	L + 9.25%	11.81% (incl. 2.50% PIK)	45,001	44,853	4.2%
PayLease, LLC (3)	First-lien loan ($55,958 par, due 7/2022)	7/28/2017	L + 7.00%	9.52%	55,065	55,810	5.2%
PaySimple, Inc. (3)(5)	First-lien loan ($59,395 par, due 3/2022)	4/17/2018	L + 8.25%	10.81% (incl. 1.75% PIK)	59,121	58,652	5.5%
PrimeRevenue, Inc. (3)	First-lien loan ($20,000 par, due 12/2023)	12/31/2018	L + 8.50%	11.02% (incl. 5.50% PIK)	19,672	19,672	1.9%
Swift Gift, Ltd. (3)(5)	First-lien loan ($28,875 par, due 1/2022)	7/31/2017	L + 6.50%	9.06%	28,335	29,958	2.8%
					309,521	312,313	29.4%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($2,500 par, due 9/2023)	9/21/2018	11.30%	11.30%	2,305	2,206	0.2%

	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,481	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($36,501 par, due 6/2022)	6/30/2017	L + 8.00%	10.52%	35,696	36,136	3.4%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($41,884 par, due 9/2020)	9/30/2015	L + 7.50%	10.02%	41,384	41,884	3.9%
InterOperability Bidco, Inc. (3)(5)	First-lien loan ($29,925 par, due 10/2023)	10/30/2018	L + 7.00%	9.52%	28,729	28,578	2.7%
Quantros, Inc. (3)(5)	First-lien loan ($27,965 par, due 9/2019)	2/29/2016	L + 7.75%	10.55%	26,650	27,475	2.6%
					137,264	138,760	13.0%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,042 par, due 9/2019)	9/29/2015	L + 9.50%	12.30% (incl. 5.00% PIK)	28,187	29,959	2.8%
Human resource support services
ClearCompany, LLC (3)	First-lien loan ($17,154 par, due 7/2023)	7/23/2018	L + 8.50%	11.21% (incl. 2.50% PIK)	16,885	16,751	1.6%
PageUp People Limited. (3)(4)	First-lien loan (AUD 46,848 par, due 12/2022)	1/11/2018	B + 7.25%	9.17% (incl. 2.25% PIK)	36,234	32,486 (AUD 46,145)	3.1%
	First-lien revolving loan (AUD 2,000 par, due 12/2022)	1/11/2018	B + 7.25%	9.23%	1,429	1,355 (AUD 1,925)	0.1%
					54,548	50,592	4.8%
Insurance
Insurity, Inc. (3)(5)	First-lien loan ($61,665 par, due 10/2020)	10/31/2014	L + 6.75%	9.47%	61,384	62,127	5.8%
Riskonnect, Inc. (3)(5)	First-lien loan ($50,000 par, due 10/2023)	6/30/2017	L + 7.75%	10.56%	49,432	49,000	4.6%
					110,816	111,127	10.4%
Internet services
Higher Logic, LLC (3)(5)	First-lien loan ($37,810 par, due 1/2022)	6/18/2018	L + 6.00%	8.81%	37,236	36,959	3.5%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.39%	53,639	53,967	5.1%
					90,875	90,926	8.6%
Manufacturing
ScentAir Technologies, Inc. (3)	First-lien loan ($19,986 par, due 12/2019)	12/30/2014	L + 7.25%	9.77%	19,897	19,886	1.9%
	First-lien revolving loan ($1,393 par, due 12/2019)	12/30/2014	L + 7.25%	9.77%	1,385	1,382	0.1%
					21,282	21,268	2.0%
Marketing services
Validity, Inc. (3)(5)(6)	First-lien loan ($35,550 par, due 5/2023)	5/31/2018	L + 6.50%	9.25%	34,988	34,750	3.3%
Office products
USR Parent Inc. (3)(5)	ABL FILO term loan ($13,500 par, due 9/2022)	9/12/2017	L + 7.75%	10.09%	13,251	13,331	1.3%
Oil, gas and consumable fuels
MD America Energy, LLC (3)	First-lien loan ($15,000 par, due 11/2023)	11/14/2018	L + 7.75%	10.37%	14,530	14,325	1.3%
Mississippi Resources, LLC (3)(7)	First-lien loan ($17,429 par, due 6/2020)	6/29/2018	L + 9.00%	11.52%	17,429	17,080	1.6%
					31,959	31,405	2.9%
Pharmaceuticals
Ironwood Pharmaceuticals, Inc. (4)(5)(9)	Secured note ($33,333 par, due 9/2026)	1/5/2017	8.38%	8.38%	33,202	33,833	3.2%
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,559	76,074	7.2%
					107,761	109,907	10.4%
Retail and consumer products

99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	10.49%	32,164	32,338	3.0%
American Achievement, Corp. (3)(5)	First-lien loan ($22,403 par, due 9/2020)	9/30/2015	L + 8.25%	10.60%	22,277	22,179	2.1%
	Secured Promissory Note ($795 par, due 12/2020)	12/19/2018	L + 8.25%	10.64%	787	787	0.1%
PayLess Inc. (3)(5)	ABL FILO term loan ($14,063 par, due 8/2022)	3/1/2018	L + 8.00%	10.38%	13,806	13,957	1.3%
Sears (3)(4)(11)	First-lien ABL DIP loan ($25,394 par, due 10/2019)	3/18/2016	L + 8.00%	10.42%	25,176	25,870	2.4%
					94,210	95,131	8.9%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($82,500 par, due 5/2023)	5/4/2018	L + 5.75%	8.10%	81,026	83,062	7.8%

Total Debt Investments					1,648,643	1,660,525	156.1%
Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)(14)	Preferred Units (4,163,090 Units)	10/16/2018			4,163	4,163	0.4%
Business Services
Motus, LLC (13)(14)	Class A Units (1,262 Units)	1/17/2018			1,262	1,262	0.1%
	Class B Units (517,020 Units)	1/17/2018			—	—	0.0%
Nintex Global Limited (13)(14)	Class A Shares (1,197 Shares)	3/30/2018			1,197	1,197	0.1%
	Class B Shares (398,557 Shares)	3/30/2018			12	12	0.0%
					2,471	2,471	0.2%
Chemicals
Vertellus Specialties, Inc. (13)	Common Units (2,672,990 units)	10/31/2016			3,828	3,503	0.3%
Financial services
AvidXchange, Inc. (13)	Series E Preferred Equity (214,132 shares)	8/7/2015			3,846	7,481	0.7%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	7	0.0%
Swift Gift Limited (13)	Common Shares (35,000 shares)	7/31/2017			3,500	7,998	0.8%
					7,353	15,486	1.5%
Healthcare
Caris Life Sciences, Ltd. (13)(14)	Warrants	9/21/2018			192	192	0.0%
SRS Parent Corp. (13)	Common Shares Class A (1,980 shares)	12/28/2012			1,980	1,064	0.1%
	Common Shares Class B (2,953,020 shares)	12/28/2012			20	11	0.0%
					2,192	1,267	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (27,690,171 units) (14)	12/21/2018			20,063	4,520	0.4%
	Common Shares (8,800,000 shares)	12/21/2018			100	48	0.0%
					20,163	4,568	0.4%
Human resource support services
ClearCompany, LLC (13)(14)(15)	Class A Units (44,944 units)	8/24/2018			2,014	2,014	0.2%
Insurance
Riskonnect, Inc. (13)(14)	Common Shares Class A (1,020 units)	6/30/2017			1,020	1,020	0.1%
	Common Shares Class B (987,929 units)	6/30/2017			10	10	0.0%

			1,030	1,030	0.1%
Marketing services
Validity, Inc. (6)(13)(14)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	3,840	0.4%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)(14)	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	4,898	0.5%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
Northern Oil and Gas, Inc. (12)(13)	Common Shares (975,000 shares)	5/15/2018	1,463	2,204	0.2%
			20,703	7,102	0.7%
Total Equity and Other Investments			67,757	45,444	4.3%
Total Investments			$1,716,400	$1,705,969	160.4%

	Interest Rate Swaps as of December 31, 2018
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (b)	L	2.66%	6/27/2019	$91,500	$42	$—	$(438)
Interest rate swap (b)	4.50%	L + 2.86%	12/15/2019	115,000	(1,285)	—	(261)
Interest rate swap (a)(b)	L	1.72%	1/10/2020	33,333	378	—	86
Interest rate swap (b)	4.50%	L + 2.37%	8/1/2022	115,000	(1,877)	—	(1,167)
Interest rate swap (b)	4.50%	L + 1.59%	8/1/2022	50,000	539	—	539
Interest rate swap (b)	4.50%	L + 1.60%	8/1/2022	7,500	78	—	78
Interest rate swap (b)	4.50%	L + 1.99%	1/22/2023	150,000	(538)	—	(538)
Cash collateral				—	2,663	—	—
Total				$562,333	$—	$—	$(1,701)

(a)	Contract terms are shown net of Company receiving 6.65% and paying 8.38%.
(b)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2016	59,716,205	$598	89,080	$(1,359)	$898,868	$54,105	$952,212
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	120,259	120,259
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	5,295	5,295
Net realized loss on investments and foreign currency transactions	—	—	—	—	—	(13,945)	(13,945)
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of convertible notes	—	—	—	—	356	—	356
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	530,996	5	—	—	10,153	—	10,158
Dividends declared from distributable earnings	—	—	—	—	—	(105,051)	(105,051)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(2,856)	2,856	—
Balance at December 31, 2017	60,247,201	$603	89,080	$(1,359)	$906,521	$63,519	$969,284
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	143,889	143,889
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(14,151)	(14,151)
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	(10,721)	(10,721)
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common shares, net of offering and underwriting costs	4,272,224	43	—	—	71,770	—	71,813
Issuance of convertible notes	—	—	—	—	1,010	—	1,010
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	893,392	9	—	—	16,015	—	16,024
Dividends declared from distributable earnings	—	—	—	—	—	(113,946)	(113,946)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(3,397)	3,397	—
Balance at December 31, 2018	65,412,817	$655	89,080	$(1,359)	$991,919	$71,987	$1,063,202
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	128,283	128,283
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	24,262	24,262
Net realized gain on investments and foreign currency transactions	—	—	—	—	—	2,038	2,038
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,111,774	11	—	—	21,124	—	21,135
Dividends declared from distributable earnings	—	—	—	—	—	(119,623)	(119,623)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(3,773)	3,773	—
Balance at December 31, 2019	66,524,591	$666	89,080	$(1,359)	$1,009,270	$110,720	$1,119,297

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$154,583	$119,017	$111,609
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized (gains) losses on investments	(18,323)	17,905	(17,758)
Net change in unrealized (gains) losses on foreign currency transactions	3,255	(5,455)	11,432
Net change in unrealized (gains) losses on interest rate swaps	(9,194)	1,701	1,031
Net realized (gains) losses on investments	(1,888)	11,433	14,295
Net realized gains on foreign currency transactions	1	(462)	(359)
Net realized gains on interest rate swaps	(41)	—	—
Net amortization of discount on investments	(16,565)	(23,315)	(29,606)
Amortization of deferred financing costs	4,784	4,051	3,172
Amortization of discount on debt	968	851	674
Purchases and originations of investments, net	(1,118,116)	(838,206)	(1,027,978)
Proceeds from investments, net	38,043	34,593	103,599
Repayments on investments	583,927	789,384	922,473
Paid-in-kind interest	(7,468)	(6,251)	(6,206)
Changes in operating assets and liabilities:
Interest receivable	(4,336)	(1,763)	2,619
Interest receivable paid-in-kind	110	(304)	297
Prepaid expenses and other assets	(59)	8,137	(10,660)
Management fees payable to affiliate	1,165	850	(50)
Incentive fees payable to affiliate	(2,195)	3,728	(261)
Payable to affiliate	327	(280)	346
Other liabilities	12,981	3,579	3,719
Net Cash Provided by (Used) in Operating Activities	(378,041)	119,193	82,388
Cash Flows from Financing Activities
Borrowings on debt	1,742,585	1,095,561	1,188,532
Repayments on debt	(1,255,169)	(1,178,959)	(1,171,592)
Deferred financing costs	(7,747)	(7,789)	(3,922)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	71,813	—
Dividends paid to stockholders	(98,060)	(95,909)	(94,695)
Net Cash Provided by (Used) in Financing Activities	381,609	(115,283)	(81,677)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	3,568	3,910	711
Cash, cash equivalents, and restricted cash, beginning of period	10,575	6,665	5,954
Cash, Cash Equivalents, and Restricted Cash, End of Period	$14,143	$10,575	$6,665
Supplemental Information:
Interest paid during the period	$41,132	$34,370	$21,148
Excise taxes paid during the period	$3,445	$2,500	$2,100
Dividends declared during the period	$119,623	$113,946	$105,051
Reinvestment of dividends during the period	$21,135	$16,024	$10,158

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2019, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Financial and Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted in 2019 by the Company. For all derivative instruments designated in a hedge accounting relationship, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company uses certain interest rate swaps as derivative instruments to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2019, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s 2018, 2017 and 2016 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the calendar years ended December 31, 2019, 2018 and 2017 we recorded a net expense of $3.8 million, $3.4 million and $2.8 million, respectively, for U.S. federal excise tax.

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

Recent Accounting Standards and Regulatory Updates

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

In August 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-12 (“ASU 2017-12”) “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities.” Among other things, the new guidance includes updates to the alignment of risk management activities and financial reporting, risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and other simplifications of hedge accounting guidance. The amendments of ASU 2017-12 were effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows or notes to the consolidated financial statements.

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

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s Chief Financial Officer, Chief Compliance Officer, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

For the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses of $4.2 million, $3.4 million and $3.5 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the years ended December 31, 2019, 2018 and 2017, Management Fees (gross of waivers) were $30.1 million, $28.6 million and $24.3 million, respectively.

The Adviser did not waive any Management Fees for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to the Company’s ownership of  shares of common stock in Triangle Capital Corp. (the “TCAP Shares”). As of June 30, 2018 the Company had fully exited its position in the TCAP Shares. Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. As of December 31, 2019, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the years ended December 31, 2019, 2018 and 2017, Incentive Fees (gross of waivers) were $27.2 million, $30.5 million and $25.5 million, respectively, all of which were realized and payable to the Adviser. For the years ended December 31, 2019, 2018 and 2017, no Incentive Fees were accrued related to capital gains.

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

The Adviser did not waive any Incentive Fees for the year ended December 31, 2019. For each of the years ended December 31, 2018 and 2017, Incentive Fees of less than $0.1 million were waived, respectively, consisting solely of Incentive Fees attributable to the Company’s ownership of the TCAP Shares.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of certain portfolio companies, including the TCAP Shares, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

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

4. Investments at Fair Value

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedules of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled, affiliated investments.

Investments consisted of the following at December 31, 2019 and 2018:

	December 31, 2019
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,134,071	$2,166,207	$32,136
Second-lien debt investments	13,907	14,058	151
Mezzanine debt investments	2,500	2,550	50
Equity and other investments	87,559	63,113	(24,446)
Total Investments	$2,238,037	$2,245,928	$7,891

	December 31, 2018
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,642,015	$1,653,907	$11,892
Second-lien debt investments	4,128	4,137	9
Mezzanine debt investments	2,500	2,481	(19)
Equity and other investments	67,757	45,444	(22,313)
Total Investments	$1,716,400	$1,705,969	$(10,431)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Beverage, food and tobacco	2.2%	2.7%
Business services	16.8%	19.3%
Chemicals	0.3%	0.7%
Communications	1.5%	—
Education	9.2%	9.4%
Electronics	0.1%	—
Financial services	13.7%	19.2%
Healthcare	9.4%	8.2%
Hotel, gaming and leisure	1.6%	2.0%
Human resource support services	8.2%	3.1%
Insurance	2.3%	6.6%
Internet services	4.8%	5.3%
Manufacturing	—	1.2%
Marketing services	2.0%	2.3%
Office products	0.5%	0.8%
Oil, gas and consumable fuels	4.2%	2.3%
Pharmaceuticals	3.4%	6.4%
Real Estate	0.9%	—
Retail and consumer products	14.9%	5.6%
Transportation	4.0%	4.9%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
United States
Midwest	16.9%	12.0%
Northeast	15.8%	23.5%
South	19.2%	19.6%
West	38.8%	40.2%
Australia	1.6%	2.0%
Bermuda	1.7%	—
Canada	6.0%	2.7%
Total	100.0%	100.0%

5. Derivatives

Interest Rate Swaps

In January 2015, in connection with its 2019 Convertible Notes, the Company entered into two interest rate swap transactions, each with a $57.5 million notional amount. The Company received fixed rate interest at 4.50% and paid variable rate interest based on the three-month London Interbank Offered Rate (“LIBOR”) plus 2.86%. The swap transactions matured on December 15, 2019, matching the maturity date of the 2019 Convertible Notes.

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

In January 2018, in connection with the issuance of the 2023 Notes, the Company entered into an interest rate swap transaction with a $150.0 million notional amount. The Company receives fixed rate interest at 4.50% and pays variable rate interest based on three-month LIBOR plus 1.99%. The swap transaction matures on January 22, 2023, matching the maturity of the 2023 Notes.

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

In August 2019, in connection with two fixed rate investments, the Company entered into two interest rate swap transactions with notional amounts of $11.7 million and $3.2 million, respectively. The Company receives three-month LIBOR and pays fixed rate interest at 1.47% and 1.36%, respectively. The swap transactions mature on July 30, 2021 and July 29, 2022, respectively, matching the current expected repayment dates of each investment.

In September 2019, in connection with the repayment of a fixed rate investment, the Company closed out of a $33.3 million notional amount interest rate swap transaction resulting in a realized gain of less than $0.1 million.

In November 2019, in connection with the issuance of the 2024 Notes, the Company entered into an interest rate swap transaction with a $300.0 million notional amount. The Company receives fixed rate interest at 3.88% and pays variable rate interest based on three-month LIBOR plus 2.25%. The swap transaction matures on November 1, 2024, matching the maturity date of the 2024 Notes. The Company designated this interest rate swap as the hedging instrument in a hedge accounting relationship with the 2024 Notes.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the year ended December 31, 2019 and 2018:

			For the Year Ended December 31, 2019
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)(2)	6/27/2019	$91,500	$(1,233)	$1,256	$23
Interest rate swap (2)	12/15/2019	115,000	(6,210)	5,175	(1,035)
Interest rate swap (2)	1/10/2020	33,333	(2,094)	2,339	245
Interest rate swap (1)	6/25/2020	91,500	(907)	1,027	120
Interest rate swap (1)	7/30/2021	11,700	(58)	83	25
Interest rate swap (1)	7/29/2022	3,200	(15)	24	9
Interest rate swap	8/1/2022	115,000	(5,613)	5,175	(438)
Interest rate swap	8/1/2022	50,000	(2,047)	2,250	203
Interest rate swap	8/1/2022	7,500	(308)	338	30
Interest rate swap	1/22/2023	150,000	(6,749)	6,750	1
Interest rate swap	11/1/2024	300,000	(1,876)	1,744	(132)
Total		$968,733	$(27,110)	$26,161	$(949)

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

(2)	As of December 31, 2019 these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

			For the Year Ended December 31, 2018
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)(2)	10/5/2018	$92,500	$(1,062)	$1,742	$680
Interest rate swap (1)	6/27/2019	91,500	(562)	502	(60)
Interest rate swap	12/15/2019	115,000	(5,815)	5,175	(640)
Interest rate swap	1/10/2020	33,333	(2,792)	2,974	182
Interest rate swap	8/1/2022	115,000	(5,339)	5,175	(164)
Interest rate swap	8/1/2022	50,000	(1,065)	1,188	123
Interest rate swap	8/1/2022	7,500	(153)	169	16
Interest rate swap	1/22/2023	150,000	(6,008)	6,319	311
Total		$654,833	$(22,796)	$23,244	$448

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

(2)	As of December 31, 2018 these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

For the years ended December 31, 2019 and 2018, the Company recognized $9.2 million in unrealized gains and $1.7 million in unrealized losses, respectively, in net change in unrealized gains/(losses) on interest rate swaps in the consolidated statement of operations related to the swap transactions. As of December 31, 2019, the swap transactions had a fair value of $4.7 million which is netted against cash collateral on the Company’s consolidated balance sheet. As of December 31, 2018, the swap transactions had a fair value of ($2.7) million which is netted against restricted cash collateral on the Company’s consolidated balance sheet.

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

As of December 31, 2019, $9.3 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. The Company had $10.0 million of cash collateral posted as of December 31, 2018, of which $7.3 million is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2019 and 2018:

	Fair Value Hierarchy at December 31, 2019
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$7,280	$2,158,927	$2,166,207
Second-lien debt investments	—	9,911	4,147	14,058
Mezzanine debt investments	—	—	2,550	2,550
Equity and other investments	6	—	63,107	63,113
Total investments at fair value	$6	$17,191	$2,228,731	$2,245,928
Interest rate swaps	—	4,744	—	4,744
Total	$6	$21,935	$2,228,731	$2,250,672

	Fair Value Hierarchy at December 31, 2018
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$25,870	$1,628,037	$1,653,907
Second-lien debt investments	—	—	4,137	4,137
Mezzanine debt investments	—	—	2,481	2,481
Equity and other investments	2,210	—	43,234	45,444
Total investments at fair value	$2,210	$25,870	$1,677,889	$1,705,969
Interest rate swaps	—	(2,663)	—	(2,663)
Total	$2,210	$23,207	$1,677,889	$1,703,306

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2019 and 2018:

	As of and for the Year Ended
	December 31, 2019
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,628,037	$4,137	$2,481	$43,234	$1,677,889
Purchases or originations	1,076,667	806	—	20,415	1,097,888
Repayments / redemptions	(578,764)	(796)	—	(10,238)	(589,798)
Paid-in-kind interest	7,468	—	—	—	7,468
Net change in unrealized gains (losses)	20,752	(8)	69	(1,389)	19,424
Net realized gains (losses)	(4,617)	—	—	4,392	(225)
Net amortization of discount on securities	16,077	8	—	—	16,085
Transfers within Level 3	(6,693)	—	—	6,693	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,158,927	$4,147	$2,550	$63,107	$2,228,731

	As of and for the Year Ended
	December 31, 2018
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,563,972	$60,900	$—	$38,322	$1,663,194
Purchases or originations	808,032	788	2,500	13,625	824,945
Repayments / redemptions	(726,497)	(59,621)	—	(17,213)	(803,331)
Paid-in-kind interest	6,251	—	—	—	6,251
Net change in unrealized gains (losses)	(8,462)	2,070	(19)	(12,796)	(19,207)
Net realized gains (losses)	(20,043)	—	—	2,918	(17,125)
Net amortization of discount on securities	23,162	—	—	—	23,162
Transfers within Level 3	(18,378)	—	—	18,378	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,628,037	$4,137	$2,481	$43,234	$1,677,889

The following table presents information with respect to net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2019 and 2018:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Year Ended	for the Year Ended
	December 31, 2019 on	December 31, 2018 on
	Investments Held at	Investments Held at
	December 31, 2019	December 31, 2018
First-lien debt investments	$26,258	$(2,139)
Second-lien debt investments	(8)	(17)
Mezzanine debt investments	69	(19)
Equity and other investments	1,322	(10,448)
Total	$27,641	$(12,623)

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of December 31, 2019 and 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2019
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,158,927	Income approach (1)	Discount rate	5.5% — 17.9% (10.0%)	Decrease
Second-lien debt investments	4,147	Income approach	Discount rate	14.9% — 14.9% (14.9%)	Decrease
Mezzanine debt investments	2,550	Income approach	Discount rate	16.4% — 16.4% (16.4%)	Decrease
Equity and other investments	63,107	Market Multiple (2)	Comparable multiple	3.0x — 14.5x (11.3x)	Increase
Total	$2,228,731

(1)	Includes $32.2 million of first-lien debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(2)

Includes $5.7 million of equity investments which were valued using a weighted valuation approach and $16.6 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2019, approximates its carrying value as the outstanding balance is callable at carrying value.  The fair value of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, which are categorized as Level 2 within the fair value hierarchy, as of December 31, 2019, was $640.1 million, based on broker quotes received by the Company. The aggregate principal amount of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, as of December 31, 2019, was $622.5 million. The fair value of the Company’s Convertible Notes and 2023 Notes, as of December 31, 2018, was $428.9 million, based on broker quotes received by the Company. The aggregate principal amount of the Company’s Convertible Notes and 2023 Notes, as of December 31, 2018, was $437.5 million.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the Convertible Notes, 2023 Notes and 2024 Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2019 and 2018, the Company’s asset coverage was 200.4% and 270.5%, respectively.

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

Debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,245,000	$495,689	$749,311	$485,711
2022 Convertible Notes	172,500	172,500	—	169,420
2023 Notes	150,000	150,000	—	147,998
2024 Notes	300,000	300,000	—	291,338
Total Debt	$1,867,500	$1,118,189	$749,311	$1,094,467

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.

(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts of $10.0 million, $3.1 million, $2.0 million and $6.9 million, respectively.

(3)	The carrying value of the 2024 Notes is presented net of $1.8 million, which represents a change in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

	December 31, 2018
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
Revolving Credit Facility	$940,000	$187,543	$752,457	$178,807
2019 Convertible Notes	115,000	115,000	—	113,606
2022 Convertible Notes	172,500	172,500	—	168,251
2023 Notes	150,000	150,000	—	147,343
Total Debt	$1,377,500	$625,043	$752,457	$608,007

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, Convertible Notes, and 2023 Notes are presented net of deferred financing costs and original issue discounts of $8.7 million, $5.6 million and $2.7 million, respectively.

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$39,097	$35,713	$22,933
Commitment fees	2,890	1,790	2,041
Amortization of deferred financing costs	4,784	4,051	3,172
Accretion of original issue discount	968	851	674
Swap settlements	1,371	356	(1,379)
Total Interest Expense	$49,110	$42,761	$27,441
Average debt outstanding (in millions)	$913.4	$874.3	$645.1
Weighted average interest rate	4.4%	4.1%	3.3%
Average 1-month LIBOR rate	2.2%	2.0%	1.1%

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31 2019, aggregate commitments under the facility were $1,245 million. Pursuant to an amendment to the Revolving Credit Facility dated as of January 31, 2020 (the “Ninth Amendment”), the aggregate commitments under the facility were increased to $1,315 million.  The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1,750 million.

Pursuant to the Ninth Amendment, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended from February 14, 2023 to January 31, 2024 and the stated maturity date was extended from February 14, 2024 to January 31, 2025.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2019, the Company had outstanding debt denominated in Australian dollars (AUD) of 52.5 million, Canadian dollars (CAD) of 131.4 million, and Euro (EUR) of 7.6 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2019 and December 31, 2018, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of December 31, 2019, the Company was in compliance with the terms of the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, the Company issued in a private offering $115 million aggregate principal amount convertible notes due December 2019 (the “2019 Convertible Notes”). The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes were unsecured, and bore interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes matured on December 15, 2019 and were fully repaid in cash. The swap transaction associated with the issuance of the 2019 Convertible Notes also matured on December 15, 2019.

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of December 31, 2019, the estimated adjusted conversion price was approximately $20.66 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible

Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

The 2022 Convertible Notes are the Company’s unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2022 Convertible Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

For the years ended December 31, 2019, 2018, and 2017 the components of interest expense related to the Convertible Notes were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense	$12,722	$11,713	$9,919
Accretion of original issue discount	872	843	674
Amortization of deferred financing costs	1,690	1,603	1,408
Total Interest Expense	$15,284	$14,159	$12,001

Total interest expense in the table above does not include the effect of the interest rate swaps. During the years ended December 31, 2019, 2018 and 2017, the Company received $12.9 million, $11.7 million, and $9.9 million, respectively, and paid $14.2 million, $12.4 million, and $8.5 million, respectively, related to the quarterly settlement of its interest rate swaps. These net amounts are included in interest expense in the Company’s consolidated statements of operations.

As of December 31, 2019,  the principal amount of the 2022 Convertible Notes was exceeded by the value of the underlying shares multiplied by the per share closing price of the Company’s common stock. However, the conditions required for conversion prior to maturity had not been satisfied. As of December 31, 2018, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

As of December 31, 2019 and December 31, 2018, the components of the carrying value of the Convertible Notes and the stated interest rate were as follows:

	December 31, 2019
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$—	$172,500
Original issue discount, net of accretion	—	(617)
Deferred financing costs	—	(2,463)
Carrying value of debt	$—	$169,420
Stated interest rate	—	4.50%

	December 31, 2018
	2019	2022
	Convertible Notes	Convertible Notes
Principal amount of debt	$115,000	$172,500
Original issue discount, net of accretion	(656)	(833)
Deferred financing costs	(738)	(3,416)
Carrying value of debt	$113,606	$168,251
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate was three month LIBOR plus 2.86% for the 2019 Convertible Notes, and three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. Please see Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of December 31, 2019, and 2018 the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the 2022 Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indenture governing the 2022 Convertible Notes. The Company has determined that the embedded conversion options in the 2022 Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, the Company estimated at the time of issuance separate debt and equity components of the 2022 Convertible Notes. An original issue discount equal to the equity components of the 2022 Convertible Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2022 Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively.

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

2024 Notes

In November 2019, the Company issued $300.0 million aggregate principal amount of unsecured notes that mature on November 1, 2024 (the “2024 Notes”). The principal amount of the 2024 Notes is payable at maturity. The 2024 Notes bear interest at a rate of 3.875% per year, payable semi-annually commencing on May 1, 2020, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $295.8 million. The Company used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the 2024 Notes offering, the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.25%. The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swap designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statement of Operations. As of December 31, 2019 the effective hedge interest rate swap had a fair value of ($1.8) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

On February 5, 2020, the Company issued $50.0 million aggregate principal amount of unsecured notes that mature on November 1, 2024 (the “Reopened 2024 Notes”). The Reopened 2024 Notes are a further issuance of, fungible with, rank equally in right of payment with and have the same terms (other than the issue date and the public offering price) as the initial issuance of 2024 Notes. Total proceeds from the issuance of the Reopened 2024 Notes, net of underwriting discounts and estimated offering costs, were approximately $50.1 million. The Company used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the Reopened 2024 Notes, the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. As a result of the swap, the Company’s effective interest rate on the Reopened 2024 Notes is three-month LIBOR plus 2.46%.

For the years ended December 31, 2019 and 2018 the components of interest expense related to the 2023 Notes and 2024 Notes were as follows:

	December 31, 2019	December 31, 2018
Interest expense	$8,688	$6,356
Accretion of original issue discount	96	8
Amortization of deferred financing costs	781	582
Total Interest Expense	$9,565	$6,946

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes and 2024 Notes. During the years ended December 31, 2019 and 2018, the Company received $8.5 million and $6.3 million, respectively, and paid $8.6 million and $6.0 million, respectively, related to the settlements of its interest rate swaps related to the Notes. These net amounts are included in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2019, the components of the carrying value of the 2023 Notes and 2024 Notes and the stated interest rates were as follows:

	December 31, 2019
	2023 Notes	2024 Notes
Principal amount of debt	$150,000	$300,000
Original issue discount, net of accretion	(29)	(2,818)
Deferred financing costs	(1,973)	(4,057)
Change in fair value of an effective hedge	—	(1,787)
Carrying value of debt	$147,998	$291,338
Stated interest rate	4.50%	3.88%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.25% respectively.

As of December 31, 2018, the components of the carrying value of the 2023 Notes and the stated interest rate were as follows:

December 31, 2018
Principal amount of debt	$150,000
Original issue discount, net of accretion	(38)
Deferred financing costs	(2,619)
Carrying value of debt	$147,343
Stated interest rate	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2023 Notes is three month LIBOR plus 1.99%.

As of December 31, 2019 and December 31, 2018, the Company was in compliance with the terms of the indentures governing the 2023 Notes and 2024 Notes.

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

As of December 31, 2019 and December 31, 2018, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2019	December 31, 2018
Alpha Midco, Inc. - Delayed Draw	$19,598	$—
AppStar Financial, LLC - Revolver	2,000	2,000
AvidXchange, Inc. - Delayed Draw	5,108	—
BlueSnap, Inc. - Revolver	2,500	—
Caris Life Sciences, Ltd. - Delayed Draw	—	2,500
ClearCompany, LLC - Delayed Draw	1,400	3,000
Clinicient, Inc. - Revolver	4,000	—
DaySmart Holdings, LLC - Revolver	5,000	—
DaySmart Holdings, LLC - Delayed Draw	17,503	—
Dye & Durham Corp. - Revolver	1,349	—
Energy Alloys, LLC - Delayed Draw	15,000	—
Ferrellgas, L.P. - Revolver	30,000	30,000
Frontline Technologies Group, LLC - Delayed Draw	—	9,377
G Treasury SS, LLC - Delayed Draw	3,750	5,000
G Treasury SS, LLC - Revolver	—	2,000
Gainsight, Inc. - Delayed Draw	1,785	—
Government Brands, LLC - Revolver	—	5,000
Integration Appliance, Inc. - Revolver	2,619	2,619
IntelePeer Holdings, Inc. - Delayed Draw	3,500	—
IRGSE Holding Corp. - Revolver	2,079	3,000
Kyriba Corp. - Delayed Draw	8,323	—
Kyriba Corp. - Revolver	1,202	—
Lithium Technologies, LLC - Revolver	3,959	3,959
Lucidworks, Inc. - Revolver	3,333	—
MD America Energy, LLC - Delayed Draw	—	15,000
Motus, LLC - Revolver	—	5,619
PageUp People, Ltd. - Revolver	2,812	2,112
PayLease, LLC - Revolver	3,333	3,333
PayScale Holdings, Inc. - Delayed Draw	7,667	—
PrimeRevenue, Inc. - Revolver	6,250	6,250
ResMan, LLC - Delayed Draw	3,602	—
ResMan, LLC - Revolver	2,000	—
ScentAir Technologies, Inc. - Revolver	—	750
Sovos Compliance, LLC - Delayed Draw	—	545
Sovos Compliance, LLC - Revolver	—	1,657
TherapeuticsMD, Inc. - Delayed Draw A1	7,500	—
TherapeuticsMD, Inc. - Delayed Draw A2	7,500	—
Valant Medical Solutions, Inc. - Delayed Draw	2,564	—
Valant Medical Solutions, Inc. - Revolver	2,000	—
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7,778	—
Total Portfolio Company Commitments	$187,014	$103,721

Other Commitments and Contingencies

As of December 31, 2019 and 2018, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2019 and 2018, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the year ended December 31, 2019 and 2018. All shares issued to stockholders in the tables below are newly issued shares.

	Year Ended
	December 31, 2019
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 6, 2018	Base	December 14, 2018	January 15, 2019	212,818
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	87,327
February 20, 2019	Base	March 15, 2019	April 15, 2019	318,114
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	7,214
May 2, 2019	Base	June 14, 2019	July 15, 2019	232,427
July 31, 2019	Supplemental	August 30, 2019	September 30, 2019	22,656
July 31, 2019	Base	September 13, 2019	October 15, 2019	187,202
November 5, 2019	Supplemental	November 29, 2019	December 31, 2019	44,016
Total Shares Issued				1,111,774

	Year Ended
	December 31, 2018
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 7, 2017	Base	December 15, 2017	January 12, 2018	153,295
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	16,455
February 21, 2018	Base	March 15, 2018	April 13, 2018	198,296
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	33,055
May 3, 2018	Base	June 15, 2018	July 13, 2018	206,556
August 1, 2018	Supplemental	August 31, 2018	September 28, 2018	41,169
August 1, 2018	Base	September 14, 2018	October 15, 2018	214,573
November 6, 2018	Supplemental	November 30, 2018	December 31, 2018	29,993
Total Shares Issued				893,392

(1)	See Note 11 for further information on base and supplemental dividends.

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

On November 5, 2019, the Board authorized the extension of the termination date of the Company 10b5-1 Plan to May 31, 2020. Unless extended or terminated by the Board, the Company 10b5-1 Plan will be in effect through the earlier of May 31, 2020 or such time as the current approved repurchase amount of up to $50 million has been fully utilized, subject to certain conditions.

During the years ended December 31, 2019 and 2018, no shares were repurchased under the Company 10b5-1 Plan.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Increase in net assets resulting from operations	$154,583	$119,017	$111,609
Weighted average shares of common stock outstanding—basic and diluted	66,069,305	64,028,137	59,995,387
Earnings per common share—basic and diluted	$2.34	$1.86	$1.86

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the year ended December 31, 2019 was less than the conversion price for the 2022 Convertible Notes outstanding as of December 31, 2019, and the average closing price of the Company’s common stock for the years ended December 31, 2018 and 2017, was less than the conversion price for the Convertible Notes outstanding as of December 31, 2018 and 2017. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. Following the completion of the quarter ended March 31, 2017, the Company introduced a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31, 2019
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	$0.12
February 20, 2019	Base	March 15, 2019	April 15, 2019	0.39
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	0.01
May 2, 2019	Base	June 14, 2019	July 15, 2019	0.39
July 31, 2019	Supplemental	August 30, 2019	September 30, 2019	0.04
July 31, 2019	Base	September 13, 2019	October 15, 2019	0.39
November 5, 2019	Supplemental	November 29, 2019	December 31, 2019	0.08
November 5, 2019	Base	December 13, 2019	January 15, 2020	0.39
Total Dividends Declared				$1.81

	Year Ended
	December 31, 2018
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	$0.03
February 21, 2018	Base	March 15, 2018	April 13, 2018	0.39
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	0.06
May 3, 2018	Base	June 15, 2018	July 13, 2018	0.39
August 1, 2018	Supplemental	August 31, 2018	September 28, 2018	0.08
August 1, 2018	Base	September 14, 2018	October 15, 2018	0.39
November 6, 2018	Supplemental	November 30, 2018	December 31, 2018	0.05
November 6, 2018	Base	December 14, 2018	January 15, 2019	0.39
Total Dividends Declared				$1.78

		Year Ended
		December 31, 2017
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 22, 2017	Base	April 7, 2017 (1)	April 28, 2017	$0.39
May 3, 2017	Supplemental	May 31, 2017	June 30, 2017	0.04
May 3, 2017	Base	June 15, 2017	July 14, 2017	0.39
August 2, 2017	Supplemental	August 31, 2017	September 29, 2017	0.09
August 2, 2017	Base	September 15, 2017	October 13, 2017	0.39
November 7, 2017	Supplemental	November 30, 2017	December 29, 2017	0.06
November 7, 2017	Base	December 15, 2017	January 12, 2018	0.39
Total Dividends Declared				$1.75

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

The dividends declared during the years ended December 31, 2019, 2018, and 2017, were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Ordinary Income (1)	$119,623	$113,946	$102,400
Long-Term Capital Gains	—	—	2,651
Total	$119,623	$113,946	$105,051

(1)

For the years ended December 31, 2019, 2018 and 2017, 80.49%, 87.16%, and 89.16% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The tax basis components of distributable earnings for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Undistributed net investment income - tax basis	$124,292	$105,601	$87,826
Undistributed net realized gains (losses) - tax basis	7,863	—	(3,877)
Net unrealized gains (losses) on investments	8,908	(3,598)	7,673
Other temporary differences	(30,343)	(30,016)	(28,103)
Total distributable earnings - book basis	$110,720	$71,987	$63,519

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2019, 2018 and 2017, to taxable income at December 31, 2019, 2018 and 2017:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Increase in net assets resulting from operations	$154,583	$119,017	$111,609
Adjustments:
Net unrealized (gain) loss on investments	(24,262)	14,151	(5,295)
Other income for tax purposes, not book	2,167	512	644
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	3,773	3,398	2,855
Other book-tax differences	9,589	(1,618)	2,311
Taxable Income	$145,750	$135,360	$112,024

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

During the period April 1, 2019 through December 31, 2019, the Company increased distributable earnings and decreased additional paid in capital by $3.5 million attributable to U.S. federal excise taxes.

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

As of December 31, 2019, the Company had a deferred tax asset of $5.9 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $5.9 million.

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

The tax cost of the Company’s investments as of December 31, 2019 was $2,230,116, resulting in estimated gross unrealized gains and losses of $87,386 and $78,478, respectively. The tax cost of the Company’s investments as of December 31, 2018 and 2017, approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Data (6)
Net asset value, beginning of period	$16.25	$16.09	$15.95	$15.15	$15.53

Net investment income (1)	1.94	2.25	2.00	1.83	1.76
Net realized and unrealized gain (loss) (1)	0.40	(0.39)	(0.14)	0.51	(0.58)
Total from operations	2.34	1.86	1.86	2.34	1.18
Issuance of common stock, net of offering costs (2)	0.04	0.08	0.03	0.03	—
Dividends declared from net investment income (2)	(1.81)	(1.77)	(1.53)	(1.39)	(1.15)
Dividends declared from realized gains (2)	—	(0.01)	(0.22)	(0.17)	(0.41)
Total increase in net assets	0.58	0.16	0.14	0.81	(0.38)
Net Asset Value, End of Period	$16.83	$16.25	$16.09	$15.95	$15.15
Per share market value at end of period	$21.47	$18.09	$19.80	$18.68	$16.22
Total return based on market value (3)	28.69%	0.35%	15.36%	24.78%	5.71%
Total return based on net asset value (4)	14.71%	12.06%	11.87%	15.54%	7.62%
Shares Outstanding, End of Period	66,524,591	65,412,817	60,247,201	59,716,205	54,163,960
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets	11.27%	11.32%	9.41%	9.39%	9.31%
Ratio of net investment income to average net assets	11.73%	13.80%	12.49%	11.84%	11.35%
Portfolio turnover	30.89%	44.57%	58.08%	37.40%	34.51%
Net assets, end of period	$1,119,297	$1,063,202	$969,284	$952,212	$820,741

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of Oxford Square Capital Corp. and Triangle Capital Corp.  Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 11.33%, 9.42%, 9.43% and 9.33% for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. The Adviser did not waive any Management Fees or Incentive Fees for the year ended December 31, 2019.

(6)	Table may not sum due to rounding.

14. Selected Quarterly Financial Data (Unaudited)

	2019
	Q4	Q3	Q2	Q1
Investment Income	$66,531	$70,050	$62,427	$52,487
Net Expenses (1)	$32,771	$33,307	$31,285	$25,849
Net Investment Income	$33,760	$36,743	$31,142	$26,638
Total unrealized and realized gains (losses)	$3,942	$(6,402)	$16,653	$12,107
Increase in Net Assets Resulting from Operations	$37,702	$30,341	$47,795	$38,745
Net Asset Value per Share as of the End of the Quarter	$16.83	$16.72	$16.68	$16.34

	2018
	Q4	Q3	Q2	Q1
Investment Income	$74,741	$63,004	$66,401	$57,768
Net Expenses (1)	$30,634	$30,711	$30,099	$26,581
Net Investment Income	$44,107	$32,293	$36,302	$31,187
Total unrealized and realized gains (losses)	$(29,875)	$5,087	$(2,733)	$2,649
Increase in Net Assets Resulting from Operations	$14,232	$37,380	$33,569	$33,836
Net Asset Value per Share as of the End of the Quarter	$16.25	$16.47	$16.36	$16.27

	2017
	Q4	Q3	Q2	Q1
Investment Income	$48,825	$52,305	$58,819	$50,948
Net Expenses (1)	$21,946	$21,376	$24,887	$22,429
Net Investment Income	$26,879	$30,929	$33,932	$28,519
Total unrealized and realized losses	$(133)	$(6,170)	$(2,106)	$(241)
Increase in Net Assets Resulting from Operations	$26,746	$24,759	$31,826	$28,278
Net Asset Value per Share as of the End of the Quarter	$16.09	$16.09	$16.15	$16.04

(1)	Net expenses include income taxes, including excise taxes.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2019.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the SOX Code of Business Conduct and Ethics (which is set forth below), information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Our SOX Code of Business Conduct and Ethics may be found at http://www.tpgspecialtylending.com in the “Investor Resources” section of our website. We intend to disclose any substantive amendments to or waivers of required provisions of the SOX Code of Business Conduct and Ethics on our website or on a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

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

(3)	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

3.3	Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2016).

3.4	Amended and Restated Bylaws of TPG Specialty Lending, Inc., effective as of May 15, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

4.2

Indenture, dated as of February 1, 2017, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

4.3	Form of 4.50% Convertible Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

4.4

Indenture, dated as of January 22, 2018, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2018).

4.5

First Supplemental Indenture, dated as of January 22, 2018, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 22, 2018).

4.6	Form of 4.500% Note Due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 22, 2018).

4.7

First Supplemental Indenture, dated as of June 19, 2018, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2018).

4.8

Second Supplemental Indenture, dated as of November 1, 2019, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2019).

4.9	Form of 3.875% Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2019).

4.10	Description of Securities

10.1

Form of Indemnification Agreement between the Company and certain officers and directors (incorporated by reference toExhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on March 14, 2011).

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

10.4

Second Amended and Restated Senior Secured Credit Agreement, dated February 27, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 4, 2014).

10.5

Dividend Reinvestment Plan of TPG Specialty Lending, Inc. (incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 filed on March 17, 2014).

10.6

Form of Increase Letter pursuant to the Second Amended and Restated Senior Secured Credit Agreement, dated February 27, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders Party Hereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Annual Report on Form 10-Q filed on August 4, 2014).

10.7

First Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 3, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014).

10.8

Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated June 27, 2014, among TPG Specialty Lending, Inc., as Borrower, Morgan Stanley Bank, N.A., as a Lender, and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014).

10.9

Third Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 17, 2014, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2014).

10.10

Second Amended and Restated Credit and Security Agreement, dated as of March 27, 2015, among TPG SL SPV, LLC, as Borrower, the Lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015).

10.11

Fourth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated October 2, 2015, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2015).

10.12

Fifth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated December 22, 2016, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 22, 2017).

10.13

Amended and Restated Administration Agreement, dated as of February 22, 2017 between the Company and the Adviser (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 22, 2017).

10.14

Sixth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated February 20, 2018, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 21, 2018).

10.15

Seventh Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 5, 2018, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2018).

Exhibit No	Description of Exhibits

10.16

Eighth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 14, 2019, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 20, 2019).

10.17

Ninth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 31, 2020, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent.

21.1	Subsidiaries of TPG Specialty Lending, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2020	TPG SPECIALTY LENDING, INC.

/s/ Joshua Easterly
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Gordon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2019, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2020.

Signature	Title

/s/ Joshua Easterly Joshua Easterly	Chief Executive Officer, Director and Chairman of the Board of Directors
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (Principal Financial Officer)
/s/ Michael Graf Michael Graf	Vice President (Principal Accounting Officer)
/s/ John A. Ross John A. Ross	Director and Chairman of the Audit Committee
/s/ Hurley Doddy Hurley Doddy	Director
/s/ Michael Fishman Michael Fishman	Director
/s/ Jennifer Gordon Jennifer Gordon	Director

/s/ Richard A. Higginbotham Richard A. Higginbotham	Director
/s/ Judy Slotkin Judy Slotkin	Director
/s/ David Stiepleman David Stiepleman	Director
/s/ Ronald K. Tanemura Ronald K. Tanemura	Director