Form 10-Q
period 2020-03-31
TPG Specialty Lending, Inc.
filed 2020-05-05
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at May 4, 2020 was 67,062,552.

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

In addition to factors previously identified elsewhere in the reports and other documents TPG Specialty Lending, Inc. has filed with the Securities and Exchange Commission, or SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•

an economic downturn, including the current and future economic effects of the COVID-19 pandemic, could impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in those portfolio companies;

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, and elsewhere in our filings with the SEC.

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

The “TSLX”, “TOP” and “TAO” marks are marks of Sixth Street.  Sixth Street and TPG are no longer affiliates, and accordingly, TPG is not an affiliate of ours. The products and services referred to herein are managed exclusively by Sixth Street, which is entirely responsible for their nature and performance. The “TSL”, “TSL Europe”, “TSLE”, “TICP” and “TCS” marks are marks of TPG and are being used by Sixth Street under an exclusive license.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,007,756 and $2,099,781, respectively)	$1,963,091	$2,147,876
Non-controlled, affiliated investments (amortized cost of $49,186 and $49,445, respectively)	48,484	50,136
Controlled, affiliated investments (amortized cost of $88,399 and $88,811, respectively)	33,997	47,916
Total investments at fair value (amortized cost of $2,145,341 and $2,238,037, respectively)	2,045,572	2,245,928
Cash and cash equivalents (restricted cash of $14,315 and $9,315, respectively)	19,765	14,143
Interest receivable	9,756	13,055
Prepaid expenses and other assets	6,624	7,805
Total Assets	$2,081,717	$2,280,931
Liabilities
Debt (net of deferred financing costs of $21,353 and $18,471, respectively)	$980,158	$1,094,467
Management fees payable to affiliate	8,165	8,234
Incentive fees payable to affiliate	7,140	7,161
Dividends payable	27,355	25,927
Other payables to affiliate	2,657	1,948
Other liabilities	19,506	23,897
Total Liabilities	1,044,981	1,161,634
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 66,865,815 and 66,613,671 shares issued, respectively; and 66,569,771 and 66,524,591 shares outstanding, respectively	669	666
Additional paid-in capital	1,013,079	1,009,270
Treasury stock at cost; 296,044 and 89,080 shares held, respectively	(4,291)	(1,359)
Distributable earnings	27,279	110,720
Total Net Assets	1,036,736	1,119,297
Total Liabilities and Net Assets	$2,081,717	$2,280,931
Net Asset Value Per Share	$15.57	$16.83

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$60,766	$46,523
Dividend income	432	—
Other income	2,787	2,078
Total investment income from non-controlled, non-affiliated investments	63,985	48,601
Investment income from non-controlled, affiliated investments:
Interest from investments	1,236	2,411
Other income	19	31
Total investment income from non-controlled, affiliated investments	1,255	2,442
Investment income from controlled, affiliated investments:
Interest from investments	1,027	1,439
Other income	3	5
Total investment income from controlled, affiliated investments	1,030	1,444
Total Investment Income	66,270	52,487
Expenses
Interest	12,910	10,369
Management fees	8,165	6,622
Incentive fees	7,140	5,650
Professional fees	1,645	1,295
Directors’ fees	228	135
Other general and administrative	1,510	1,478
Total expenses	31,598	25,549
Management and incentive fees waived (Note 3)	—	—
Net Expenses	31,598	25,549
Net Investment Income Before Income Taxes	34,672	26,938
Income taxes, including excise taxes	1,010	300
Net Investment Income	33,662	26,638
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(92,759)	12,813
Non-controlled, affiliated investments	(1,394)	427
Controlled, affiliated investments	(13,507)	(3,667)
Translation of other assets and liabilities in foreign currencies	13,799	(1,432)
Interest rate swaps	9,181	3,319
Total net change in unrealized gains (losses)	(84,680)	11,460
Realized gains (losses):
Non-controlled, non-affiliated investments	75	180
Controlled, affiliated investments	(2,097)	570
Foreign currency transactions	(59)	(103)
Total net realized gains (losses)	(2,081)	647
Total Net Unrealized and Realized Gains (Losses)	(86,761)	12,107
Increase (Decrease) in Net Assets Resulting from Operations	$(53,099)	$38,745
Earnings (Loss) per common share—basic and diluted	$(0.80)	$0.59
Weighted average shares of common stock outstanding—basic and diluted	66,656,280	65,595,441

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($45,266 par, due 10/2023)	10/16/2018	L + 6.25%	7.75%	$44,745	$44,021	4.3%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 63,863 par, due 7/2023)	7/6/2018	C + 4.75%	5.99%	47,935	43,522 (CAD 61,947)	4.2%
Alpha Midco, Inc. (3)(5)	First-lien loan ($58,167 par, due 8/2025)	8/15/2019	L + 6.75%	8.24%	56,719	54,287	5.2%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 65,087 par, due 7/2024)	7/11/2019	C + 7.00%	8.27%	48,631	43,556 (CAD 61,995)	4.2%
	First-lien revolving loan (CAD 3,150 par, due 7/2024)	7/11/2019	P + 6.00%	8.50%	2,275	2,096 (CAD 2,984)	0.2%
Exela Receivables 1, LLC (3)(5)	First-lien revolving loan ($40,000 par, due 1/2025)	1/10/2020	L + 4.75%	6.39%	39,021	43,600	4.2%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	9.43%	70,697	69,355	6.7%
	First-lien revolving loan ($2,619 par, due 8/2023)	8/13/2018	L + 7.25%	8.54%	2,593	2,540	0.2%
Motus, LLC (3)(5)	First-lien loan ($59,699 par, due 1/2024)	1/17/2018	L + 5.50%	6.96%	58,671	57,908	5.6%
Netwrix Corp. and Concept Searching, Inc. (3)(5)	First-lien loan ($20,000 par, due 10/2024)	10/17/2019	L + 5.88%	6.88%	19,561	19,000	1.8%
Nintex Global, Ltd. (3)(5)	First-lien loan ($74,034 par, due 4/2024)	3/30/2018	L + 6.25%	7.25%	72,728	72,739	7.0%
					418,831	408,603	39.3%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($4,357 par, due 10/2021)	10/31/2016	L + 12.00%	13.00%	4,356	4,030	0.4%
Communications
IntelePeer Holdings, Inc.	First-lien loan ($38,500 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.86%	38,448	36,864	3.6%
	Convertible note ($350 par, due 12/2020)	2/28/2020	8.00%	8.00% (incl. 8.00% PIK)	308	304	0.0%
					38,756	37,168	3.6%
Education
Frontline Technologies Group, LLC (3)	First-lien loan ($65,638 par, due 9/2023)	9/18/2017	L + 5.75%	6.75%	65,261	63,669	6.1%
Illuminate Education, Inc.(3)(5)	First-lien loan ($63,863 par, due 8/2022)	8/25/2017	L + 7.25%	8.25%	63,134	61,627	5.9%
					128,395	125,296	12.0%
Financial services
AvidXchange, Inc. (3)(5)	First-lien loan ($10,468 par, due 4/2024)	10/1/2019	L + 9.00%	10.50%	10,323	9,870	1.0%
Bear OpCo, LLC (3)(5)	First-lien loan ($17,413 par, due 10/2024)	10/10/2019	L + 5.00%	6.00%	16,957	16,324	1.6%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.00%	34,350	33,162	3.2%
	First-lien revolving loan ($2,500 par, due 10/2024)	10/25/2019	P + 6.00%	9.25%	2,454	2,369	0.2%
Factor Systems, Inc. (3)(5)	First-lien loan ($30,000 par, due 1/2025)	1/17/2020	L + 7.00%	8.50%	29,369	28,150	2.7%

G Treasury SS, LLC (3)(5)	First-lien loan ($30,113 par, due 4/2023)	4/9/2018	L + 8.25%	10.03%	29,779	29,511	2.9%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,624 par, due 6/2025)	1/31/2019	L + 7.00%	8.25%	39,028	36,850	3.6%
Kyriba Corp.(3)	First-lien loan ($13,006 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	12,692	12,560	1.2%
	First-lien loan (EUR 7,743 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% (incl. 9.00% PIK)	8,455	7,643 (EUR 6,966)	0.7%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,374	1,363	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	367	314 (EUR 287)	0.0%
PayLease, LLC (3)	First-lien loan ($64,163 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	63,458	64,323	6.2%
	First-lien revolving loan ($2,000 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	1,969	2,008	0.2%
PrimeRevenue, Inc. (3)	First-lien loan ($21,440 par, due 12/2023)	12/31/2018	L + 8.50%	10.00% (incl. 5.50% PIK)	21,188	21,232	2.1%
Swift Gift, Ltd. (3)(5)	First-lien loan ($27,964 par, due 1/2022)	7/31/2017	L + 6.50%	7.50%	27,638	28,523	2.8%
					299,401	294,202	28.5%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,863	5,000	0.5%
	Convertible note ($2,551 par, due 9/2023)	9/21/2018	8.00%	8.00% (incl. 8.00% PIK)	2,551	2,551	0.2%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,871	14,362	1.4%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,367	2,230	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,750 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	48,055	47,884	4.6%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($40,496 par, due 9/2020)	9/30/2015	L + 7.00%	8.45%	40,351	40,091	3.9%
Quantros, Inc. (3)(5)	First-lien loan ($18,230 par, due 12/2020)	2/29/2016	L + 8.50%	9.50%	18,143	17,866	1.7%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($37,500 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	36,681	35,813	3.5%
Valant Medical Solutions, Inc. (3)	First-lien loan ($27,936 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	27,190	26,411	2.6%
	First-lien revolving loan ($1,500 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	1,468	1,405	0.1%
Vita Bidco, Inc. (3)(5)	First-lien loan ($21,773 par, due 2/2024)	2/11/2019	L + 6.50%	7.50%	21,264	21,337	2.1%
					217,804	214,950	20.8%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($29,752 par, due 9/2021)	9/29/2015	L + 9.50%	10.95% (incl. 5.00% PIK)	28,027	26,628	2.6%
	First-lien revolving loan ($4,719 par, due 9/2021)	9/29/2015	L + 9.50%	10.90% (incl. 5.00% PIK)	4,719	4,162	0.4%
					32,746	30,790	3.0%

Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,750 par, due 5/2024)	7/31/2019	L + 6.50%	7.50%	34,071	32,752	3.2%
ClearCompany, LLC (3)	First-lien loan ($19,679 par, due 7/2023)	7/23/2018	L + 8.50%	10.28% (incl. 2.50% PIK)	19,495	18,892	1.8%
DaySmart Holdings, LLC. (3)	First-lien loan ($30,499 par, due 10/2024)	10/1/2019	L + 7.25%	8.75%	29,742	26,082	2.5%
	First-lien revolving loan ($3,000 par, due 10/2024)	10/1/2019	P + 6.25%	9.50%	2,921	2,538	0.2%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,441 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,437	30,382 (AUD 49,640)	2.9%
	First-lien revolving loan (AUD 5,000 par, due 12/2022)	1/11/2018	B + 7.25%	8.50%	3,017	2,953 (AUD 4,825)	0.3%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,850 par, due 5/2024)	5/3/2019	L + 7.00%	8.00%	38,913	37,712	3.6%
Shaker International, Inc. (3)(5)	First-lien loan ($22,331 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	21,848	21,326	2.1%
					189,444	172,637	16.6%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($51,349 par, due 10/2023)	6/30/2017	L + 7.00%	8.26%	50,865	49,809	4.8%
Vertafore, Inc. (3)(11)	First-lien loan ($718 par, due 7/2025)	3/23/2020	L + 3.25%	4.24%	562	630	0.1%
					51,427	50,439	4.9%
Internet services
Gainsight, Inc. (9)	First-lien loan ($3,432 par, due 7/2025)	7/29/2019	13.00%	13.00% (incl. 13.00% PIK)	3,370	3,289	0.3%
Higher Logic, LLC (3)(5)	First-lien loan ($37,050 par, due 1/2022)	6/18/2018	L + 6.00%	7.00%	36,703	35,475	3.4%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	53,953	51,474	5.0%
Lucidworks, Inc. (9)	First-lien loan ($12,232 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	12,100	11,609	1.1%
					106,126	101,847	9.8%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,265	31,268	3.0%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($11,000 par, due 9/2022)	9/12/2017	L + 7.75%	9.37%	10,857	10,862	1.0%
Oil, gas and consumable fuels
Energy Alloys, LLC (3)(5)	ABL FILO term loan ($20,250 par, due 8/2024)	8/28/2019	L + 6.25%	8.25%	19,530	19,369	1.9%
MD America Energy, LLC (3)	First-lien loan ($18,947 par, due 11/2023)	11/14/2018	L + 7.75%	9.47%	18,729	17,194	1.7%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($7,786 par, due 6/2020)	6/29/2018	L + 9.00%	10.00%	7,784	2,842	0.3%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($42,222 par, due 10/2023)	4/10/2019	L + 7.50%	9.50%	41,313	39,847	3.8%
					87,356	79,252	7.7%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,830	75,137	7.2%
Real Estate

ResMan, LLC (3)	First-lien loan ($20,805 par, due 10/2024)	10/3/2019	L + 8.00%	9.00%	20,384	19,410	1.9%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	8.75%	32,340	32,581	3.1%
American Achievement, Corp. (3)(5)	First-lien loan ($22,730 par, due 9/2022)	9/30/2015	L + 8.25%	9.84% (incl. 3.25% PIK)	22,658	20,457	2.0%
Forever 21, Inc. (3)	ABL DIP term loan ($6,227 par, due 7/2020)	10/2/2019	L + 12.00%	13.00%	6,162	6,227	0.6%
J.C. Penney Company, Inc. (11)	First-lien loan ($9,189 par, due 6/2023)(3)	6/5/2019	L + 4.25%	5.86%	7,712	3,676	0.4%
	First-lien secured note ($12,338 par, due 7/2023)	6/5/2019	5.88%	5.88%	10,367	4,565	0.4%
Maurices, Inc. (3)(5)	ABL FILO term loan ($26,111 par, due 5/2024)	5/6/2019	L + 6.50%	8.08%	25,428	26,111	2.5%
Moran Foods, LLC (3)	ABL FILO term loan ($39,138 par, due 12/2021)	6/21/2019	P + 5.75%	9.00%	38,796	39,138	3.8%
Neiman Marcus Group Ltd LLC (3)	ABL FILO term loan ($72,000 par, due 7/2021)	9/11/2019	L + 6.00%	7.50%	71,225	71,100	6.9%
	First-lien loan ($993 par, due 10/2023) (11)	9/12/2019	L + 6.00%	7.50%	796	417	0.0%
					215,484	204,272	19.7%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($85,159 par, due 5/2023)	5/4/2018	L + 5.75%	7.34%	84,075	88,901	8.6%
Total Debt Investments					2,057,282	1,993,085	192.3%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)	Preferred Units (4,441,090 units)	10/16/2018			4,441	4,463	0.4%
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	2,527	0.2%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	1,580	0.2%
	Class B Shares (398,557 shares)	3/30/2018			12	16	0.0%
					2,471	4,123	0.4%
Chemicals
Vertellus Specialties, Inc. (13)(14)	Common Units (3,386,630 units)	10/31/2016			4,575	2,516	0.2%
Communications
IntelePeer Holdings, Inc. (13)(14)	70,000 Warrants	2/28/2020			46	46	0.0%
Financial services
AvidXchange, Inc. (14)	Preferred Shares (293,232 shares)	10/1/2019			14,854	14,260	1.4%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	3	0.0%
Swift Gift, Ltd. (13)	Common Shares (35,000 shares)	7/31/2017			3,500	9,310	0.9%
					18,361	23,573	2.3%
Healthcare
Caris Life Sciences, Ltd. (13)	633,376 Warrants	9/21/2018			192	192	0.0%
Quantros, Inc. (13)(14)	4,685,068 Warrants	10/7/2019			139	139	0.0%
Valant Medical Solutions, Inc. (13)(14)(15)	954,478 Warrants	4/8/2019			281	190	0.0%
Vita Topco, Inc. (13)(15)	Common Shares (1,000 shares)	2/11/2019			1,000	2,297	0.2%
					1,612	2,818	0.2%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (31,690,171 units) (14)	12/21/2018			21,836	317	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	48	0.0%
					21,936	365	0.0%

Human resource support services
ClearCompany, LLC (13)(15)	Class A Units (44,944 units)	8/24/2018	2,014	1,994	0.2%
DaySmart Holdings, LLC. (13)(14)(15)	Class A Units (125,810 units)	10/1/2019	1,000	785	0.1%
			3,014	2,779	0.3%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017	1,020	1,193	0.1%
	Common Shares Class B (987,929 units)	6/30/2017	10	12	0.0%
			1,030	1,205	0.1%
Internet Services
Lucidworks, Inc. (13)(14)	Series F Preferred Shares (199,054 shares)	8/2/2019	800	742	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	9,857	1.0%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-0 Member Units (1,000 units) (14)	12/12/2019	6,693	—	0.0%
	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	—	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			25,933	—	0.0%
Total Equity and Other Investments			88,059	52,487	5.0%
Total Investments			$2,145,341	$2,045,572	197.3%

	Interest Rate Swaps as of March 31, 2020
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.97%	6/25/2020	$91,500	$(177)	$—	$(102)
Interest rate swap (a)	L	1.47%	7/30/2021	11,700	(155)	—	(193)
Interest rate swap (a)	L	1.36%	7/29/2022	3,200	(68)	—	(92)
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	4,371	—	3,150
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	2,824	—	1,291
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	422	—	194
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	8,495	—	4,933
Total				428,900	15,712	—	9,181

Interest rate swap (a)(b)	3.88%	L + 2.25%	11/1/2024	300,000	15,010	—	16,797
Interest rate swap (a)(b)	3.88%	L + 2.46%	11/1/2024	50,000	2,019	—	2,019
Total				350,000	17,029	—	18,816
Cash collateral				—	(29,821)	—	—
Total derivatives				$778,900	$2,920	$—	$27,997

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three- or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate, the Toronto-Dominion Bank rate, or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2020.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 18.8% of total assets as of March 31, 2020.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended March 31, 2020 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the three months ended March 31, 2020

Company	Fair Value at December 31, 2019	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at March 31, 2020	Other Income	Interest Income
AFS Technologies, Inc.	$50,136	$35	$(293)	$(1,394)	$—	$—	$48,484	$19	$1,236
Total	$50,136	$35	$(293)	$(1,394)	$—	$—	$48,484	$19	$1,236

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

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2020 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the three months ended March 31, 2020

Company	Fair Value at December 31, 2019	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at March 31, 2020	Other Income	Interest Income
IRGSE Holding Corp.	$34,812	$1,899	$—	$(3,459)	$(2,097)	$—	$31,155	$3	$1,027
Mississippi Resources, LLC	13,104	—	(214)	(10,048)	—	—	2,842	—	—
Total	$47,916	$1,899	$(214)	$(13,507)	$(2,097)	$—	$33,997	$3	$1,027

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

(8)

As of March 31, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $2,143,424, resulting in estimated gross unrealized gains and losses of $81,191 and $150,959, respectively.

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
(14)

All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2020, the aggregate fair value of these securities is $16,732, or 1.6% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.
(16)	Investment is on non-accrual status as of March 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2019

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($45,559 par, due 10/2023)	10/16/2018	L + 6.25%	8.05%	$45,004	$45,673	4.1%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,025 par, due 7/2023)	7/6/2018	C + 4.75%	6.83%	48,001	49,497 (CAD 64,185)	4.4%
Alpha Midco, Inc. (3)(5)	First-lien loan ($45,296 par, due 8/2025)	8/15/2019	L + 6.75%	8.75%	43,921	44,061	3.9%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 65,669 par, due 7/2024)	7/11/2019	C + 7.00%	9.03%	49,015	49,628 (CAD 64,355)	4.4%
	First-lien revolving loan (CAD 1,750 par, due 7/2024)	7/11/2019	P + 6.00%	10.00%	1,269	1,296 (CAD 1,680)	0.1%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	9.43%	70,619	71,685	6.4%
Motus, LLC (3)(5)	First-lien loan ($59,853 par, due 1/2024)	1/17/2018	L + 5.50%	7.45%	58,764	60,451	5.4%
Netwrix Corp. and Concept Searching, Inc. (3)(5)	First-lien loan ($20,000 par, due 10/2024)	10/17/2019	L + 5.88%	7.67%	19,541	19,650	1.8%
Nintex Global, Ltd. (3)(5)	First-lien loan ($74,223 par, due 4/2024)	3/30/2018	L + 6.25%	8.05%	72,844	75,151	6.7%
					363,974	371,419	33.1%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($4,147 par, due 10/2021)	10/31/2016	L + 12.00%	13.63%	4,147	4,147	0.4%
Communications
IntelePeer Holdings, Inc. (3)	First-lien loan ($35,000 par, due 12/2024)	12/2/2019	L + 8.00%	9.91%	35,000	34,711	3.1%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($75,000 par, due 9/2025)	2/28/2018	L + 5.50%	7.30%	72,055	77,438	6.9%
Frontline Technologies Group, LLC (3)	First-lien loan ($65,798 par, due 9/2023)	9/18/2017	L + 5.75%	7.55%	65,395	65,963	5.9%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,025 par, due 8/2022)	8/25/2017	L + 7.25%	9.05%	63,227	63,545	5.7%
					200,677	206,946	18.5%
Electronics
APX Group, Inc. (11)	Secured note ($1,000 par, due 12/2022)	5/31/2019	7.88%	7.88%	938	1,009	0.1%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($15,855 par, due 8/2020)	8/18/2015	L + 7.50%	9.30%	15,794	15,944	1.4%
AvidXchange, Inc. (3)(5)	First-lien loan ($10,350 par, due 4/2024)	10/1/2019	L + 9.00%	11.00%	10,195	10,236	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($17,456 par, due 10/2024)	10/10/2019	L + 5.00%	6.80%	16,978	17,063	1.5%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.80%	34,273	34,531	3.1%
G Treasury SS, LLC (3)(5)	First-lien loan ($30,000 par, due 4/2023)	4/9/2018	L + 8.25%	10.03%	29,643	30,000	2.7%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,724 par, due 6/2025)	1/31/2019	L + 7.00%	8.95%	39,099	39,128	3.5%
Kyriba Corp.(3)	First-lien loan ($12,717 par, due 4/2025)	4/9/2019	L + 9.00%	10.94% (incl. 9.00% PIK)	12,391	12,866	1.1%

	First-lien loan (EUR 7,571 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% (incl. 9.00% PIK)	8,258	7,759 (EUR 6,912)	0.7%
	First-lien revolving loan ($427 par, due 4/2025)	4/9/2019	L + 7.25%	9.17%	384	536	0.0%
	First-lien revolving loan (EUR 183 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	197	60 (EUR 54)	0.0%
PayLease, LLC (3)	First-lien loan ($64,327 par, due 7/2022)	7/28/2017	L + 7.25%	9.05%	63,518	65,511	5.9%
PrimeRevenue, Inc. (3)	First-lien loan ($21,144 par, due 12/2023)	12/31/2018	L + 8.50%	10.30% (incl. 5.50% PIK)	20,877	21,213	1.9%
Swift Gift, Ltd. (3)(5)	First-lien loan ($28,146 par, due 1/2022)	7/31/2017	L + 6.50%	8.31%	27,776	28,849	2.6%
					279,383	283,696	25.3%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,855	4,956	0.4%
	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,550	0.2%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.94%	14,829	14,858	1.3%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,875 par, due 10/2024)	6/30/2017	L + 7.50%	9.30%	48,104	49,875	4.5%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($40,773 par, due 9/2020)	9/30/2015	L + 7.50%	9.30%	40,556	40,875	3.7%
Quantros, Inc. (3)(5)	First-lien loan ($18,444 par, due 12/2020)	2/29/2016	L + 8.50%	10.41%	18,326	18,444	1.6%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	29,333	29,100	2.6%
Valant Medical Solutions, Inc. (3)	First-lien loan ($27,936 par, due 4/2024)	4/8/2019	L + 8.75%	10.55%	27,117	27,372	2.4%
Vita Bidco, Inc. (3)(5)	First-lien loan ($21,773 par, due 2/2024)	2/11/2019	L + 6.50%	8.30%	21,237	21,773	1.9%
					206,857	209,803	18.6%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($31,600 par, due 9/2021)	9/29/2015	L + 9.50%	11.44% (incl. 5.00% PIK)	29,746	31,047	2.8%
	First-lien revolving loan ($3,221 par, due 9/2021)	9/29/2015	L + 9.50%	11.44% (incl. 5.00% PIK)	3,221	3,128	0.3%
					32,967	34,175	3.1%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,837 par, due 5/2024)	7/31/2019	L + 6.50%	8.30%	34,122	34,228	3.1%
ClearCompany, LLC (3)	First-lien loan ($19,192 par, due 7/2023)	7/23/2018	L + 8.50%	10.34% (incl. 2.50% PIK)	18,993	19,140	1.7%
DaySmart Holdings, LLC. (3)	First-lien loan ($30,247 par, due 10/2024)	10/1/2019	L + 7.25%	9.05%	29,370	29,456	2.6%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,401 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,391	36,042 (AUD 51,273)	3.2%
	First-lien revolving loan (AUD 1,000 par, due 12/2022)	1/11/2018	B + 7.25%	8.50%	714	694 (AUD 988)	0.1%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,900 par, due 5/2024)	5/3/2019	L + 7.00%	8.80%	38,914	39,187	3.5%
Shaker International, Inc. (3)(5)	First-lien loan ($22,388 par, due 5/2024)	5/15/2019	L + 7.00%	8.94%	21,879	21,940	2.0%
					183,383	180,687	16.2%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($49,813 par, due 10/2023)	6/30/2017	L + 7.00%	8.95%	49,346	50,186	4.5%

Internet services

Gainsight, Inc. (9)	First-lien loan ($3,322 par, due 7/2025)	7/29/2019	13.00%	13.00% (incl. 13.00% PIK)	3,255	3,284	0.3%
Higher Logic, LLC (3)(5)	First-lien loan ($37,430 par, due 1/2022)	6/18/2018	L + 6.00%	7.80%	37,034	37,243	3.3%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.04%	53,888	53,967	4.8%
Lucidworks, Inc. (9)	First-lien loan ($12,018 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	11,879	11,941	1.1%
					106,056	106,435	9.5%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.80%	32,230	32,175	2.9%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($11,500 par, due 9/2022)	9/12/2017	L + 7.75%	9.45%	11,338	11,701	1.0%
Oil, gas and consumable fuels
Energy Alloys, LLC (3)(5)	ABL FILO term loan ($22,000 par, due 8/2024)	8/28/2019	L + 6.25%	8.25%	21,171	21,260	1.9%
MD America Energy, LLC (3)	First-lien loan ($19,069 par, due 11/2023)	11/14/2018	L + 7.75%	9.67%	18,836	18,640	1.7%
Mississippi Resources, LLC (3)(7)	First-lien loan ($8,000 par, due 6/2020)	6/29/2018	L + 9.00%	10.80%	7,998	8,000	0.7%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($42,222 par, due 10/2023)	4/10/2019	L + 7.50%	9.50%	41,257	41,347	3.7%
					89,262	89,247	8.0%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,774	76,074	6.8%
Real Estate
ResMan, LLC (3)	First-lien loan ($20,648 par, due 10/2024)	10/3/2019	L + 8.00%	9.94%	20,208	20,303	1.8%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	9.64%	32,303	32,581	2.9%
American Achievement, Corp. (3)(5)	First-lien loan ($22,619 par, due 9/2022)	9/30/2015	L + 8.25%	9.95%	22,540	22,167	2.0%
Forever 21, Inc. (3)	ABL DIP term loan ($50,000 par, due 7/2020)	10/2/2019	L + 12.00%	13.81%	48,970	48,500	4.3%
J.C. Penney Company, Inc. (4)(11)	First-lien loan ($6,201 par, due 6/2023)(3)	6/5/2019	L + 4.25%	6.16%	5,358	5,451	0.5%
	First-lien secured note ($11,559 par, due 7/2023)	6/5/2019	5.88%	5.88%	9,761	9,911	0.9%
Maurices, Inc. (3)(5)	ABL FILO term loan ($27,778 par, due 5/2024)	5/6/2019	L + 6.50%	8.21%	27,014	28,958	2.6%
Moran Foods, LLC (3)	ABL FILO term loan ($39,138 par, due 12/2021)	6/21/2019	L + 6.75%	8.69%	38,750	39,138	3.5%
Neiman Marcus Group Ltd LLC (3)	ABL FILO term loan ($72,000 par, due 7/2021)	9/11/2019	L + 6.00%	7.89%	71,086	71,100	6.4%
	First-lien loan ($996 par, due 10/2023) (11)	9/12/2019	L + 6.00%	7.71%	799	819	0.1%
Transform SR Holdings, LLC (3)	ABL FILO term loan ($75,000 par, due 2/2024)	2/11/2019	L + 7.25%	9.18%	74,359	75,750	6.8%
					330,940	334,375	30.0%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($85,159 par, due 5/2023)	5/4/2018	L + 5.75%	7.45%	83,994	90,053	8.0%
Total Debt Investments					2,150,478	2,182,815	195.0%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)	Preferred Units (4,441,090 units)	10/16/2018			4,441	4,463	0.4%
Business Services

Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018	1,262	2,738	0.2%
	Class B Units (517,020 units)	1/17/2018	—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018	1,197	1,939	0.2%
	Class B Shares (398,557 shares)	3/30/2018	12	20	0.0%
			2,471	4,697	0.4%
Chemicals
Vertellus Specialties, Inc. (13)(14)	Common Units (3,386,630 units)	10/31/2016	4,575	3,614	0.3%
Financial services
AvidXchange, Inc. (14)	Preferred Shares (293,232 shares)	10/1/2019	14,423	14,423	1.3%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015	7	6	0.0%
Swift Gift, Ltd. (13)	Common Shares (35,000 shares)	7/31/2017	3,500	10,255	0.9%
			17,930	24,684	2.2%
Healthcare
Caris Life Sciences, Ltd. (13)	633,376 Warrants	9/21/2018	192	192	0.0%
Quantros, Inc. (13)(14)	4,685,068 Warrants	10/7/2019	139	139	0.0%
Valant Medical Solutions, Inc. (13)(14)(15)	954,478 Warrants	4/8/2019	281	281	0.0%
Vita Topco, Inc. (13)(14)(15)	Common Shares (1,000 shares)	2/11/2019	1,000	1,442	0.1%
			1,612	2,054	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (29,440,171 units) (14)	12/21/2018	21,813	589	0.1%
	Class C-1 Units (8,800,000 units)	12/21/2018	100	48	0.0%
			21,913	637	0.1%
Human resource support services
ClearCompany, LLC (13)(15)	Class A Units (44,944 units)	8/24/2018	2,014	2,255	0.2%
DaySmart Holdings, LLC. (13)(14)(15)	Class A Units (125,810 units)	10/1/2019	1,000	1,000	0.1%
			3,014	3,255	0.3%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017	1,020	1,412	0.1%
	Common Shares Class B (987,929 units)	6/30/2017	10	14	0.0%
			1,030	1,426	0.1%
Internet Services
Lucidworks, Inc. (13)(14)	Series F Preferred Shares (199,054 shares)	8/2/2019	800	800	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	12,379	1.1%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-0 Member Units (1,000 units) (14)	12/12/2019	6,693	5,104	0.5%
	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	—	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			25,933	5,104	0.5%
Total Equity and Other Investments			87,559	63,113	5.6%
Total Investments			$2,238,037	$2,245,928	200.6%

	Interest Rate Swaps as of December 31, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.97%	6/25/2020	$91,500	$(75)	$—	$(75)
Interest rate swap (a)	L	1.47%	7/30/2021	11,700	38	—	38
Interest rate swap (a)	L	1.36%	7/29/2022	3,200	24	—	24
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	1,221	—	3,098
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	1,533	—	994
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	228	—	150
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	3,562	—	4,100
Interest rate swap (a)(b)	L	1.72%	1/10/2020	—	—	—	(378)
Interest rate swap (a)(b)	4.50%	L + 2.86%	12/15/2019	—	—	—	1,285
Interest rate swap (a)(b)	L	2.66%	6/27/2019	—	—	—	(42)
Total				428,900	6,531	—	9,194

Interest rate swap (a)(c)	3.88%	L + 2.25%	11/1/2024	300,000	(1,787)	—	(1,787)
Total				300,000	(1,787)	—	(1,787)
Cash collateral				—	(3,737)	—	—
Total derivatives				$728,900	$1,007	$—	$7,407

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured in 2019.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2019 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

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

TPG Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2019	66,524,591	$666	89,080	$(1,359)	$1,009,270	$110,720	$1,119,297
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	33,662	33,662
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(84,680)	(84,680)
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	(2,081)	(2,081)
Decrease in Net Assets Resulting from Capital Share Transactions:
Purchases of Treasury Stock	(206,964)	—	206,964	(2,932)	—	—	(2,932)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	252,144	3	—	—	4,825	—	4,828
Dividends declared from net investment income	—	—	—	—	—	(31,358)	(31,358)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(1,016)	1,016	—
Balance at March 31, 2020	66,569,771	$669	296,044	$(4,291)	$1,013,079	$27,279	$1,036,736

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2018	65,412,817	$655	89,080	$(1,359)	$991,919	$71,987	$1,063,202
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	26,638	26,638
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	11,460	11,460
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	647	647
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	300,145	3	—	—	5,583	—	5,586
Dividends declared from net investment income	—	—	—	—	—	(33,469)	(33,469)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(304)	304	—
Balance at March 31, 2019	65,712,962	$658	89,080	$(1,359)	$997,198	$77,567	$1,074,064

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$(53,099)	$38,745
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized (gains) losses on investments	107,660	(9,573)
Net change in unrealized (gains) losses on foreign currency transactions	(13,799)	1,432
Net change in unrealized gains on interest rate swaps	(9,181)	(3,319)
Net realized (gains) losses on investments	2,022	(750)
Net realized losses on foreign currency transactions	9	10
Net amortization of discount on investments	(6,834)	(2,462)
Amortization of deferred financing costs	1,230	1,085
Amortization of discount on debt	110	225
Purchases and originations of investments, net	(119,852)	(148,265)
Proceeds from investments, net	1,014	3,472
Repayments on investments	218,075	40,418
Paid-in-kind interest	(1,795)	(1,805)
Changes in operating assets and liabilities:
Interest receivable	3,314	(804)
Interest receivable paid-in-kind	(15)	32
Prepaid expenses and other assets	1,307	201
Management fees payable to affiliate	(69)	(447)
Incentive fees payable to affiliate	(21)	(3,706)
Payable to affiliate	709	805
Other liabilities	23,481	(2,264)
Net Cash Provided by (Used) in Operating Activities	154,266	(86,970)
Cash Flows from Financing Activities
Borrowings on debt	215,699	310,166
Repayments on debt	(332,196)	(193,046)
Deferred financing costs	(4,113)	(3,286)
Purchases of treasury stock	(2,932)	—
Dividends paid to stockholders	(25,102)	(27,789)
Net Cash Provided by (Used) in Financing Activities	(148,644)	86,045
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	5,622	(925)
Cash, cash equivalents, and restricted cash, beginning of period	14,143	10,575
Cash, Cash Equivalents, and Restricted Cash, End of Period	$19,765	$9,650
Supplemental Information:
Interest paid during the period	$11,795	$11,321
Excise and other taxes paid during the period	$3,900	$3,100
Dividends declared during the period	$31,358	$33,469
Reinvestment of dividends during the period	$4,828	$5,586

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”), on February 19, 2020.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At March 31, 2020, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Financial and Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted in 2019 by the Company. For all derivative instruments designated in a hedge accounting relationship, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company uses certain interest rate swaps as derivative instruments to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. For derivative contracts entered into by the Company that are not designated in a hedge accounting relationship the Company presents changes in the fair value through current period earnings.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs, which are presented as a direct deduction from the carrying value of the related debt liability. These expenses are deferred and amortized using the effective interest method, or straight-line method, over the stated maturity of the debt obligation.

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

For the three months ended March 31, 2020 and 2019, we recorded a net expense of $1.0 million and $0.3 million, respectively, for U.S. federal excise tax and other taxes.

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

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-20 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

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

For the three months ended March 31, 2020 and 2019, the Company incurred expenses of $1.0 million and $1.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2020 and 2019, Management Fees were $8.2 million and $6.6 million, respectively.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. Any waived Management Fees are not subject to recoupment by the Adviser. As of March 31, 2020, no Management Fees have been waived pursuant to the Leverage Waiver.

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

(ii)

The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from the Company’s inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital losses. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. The Company accrues, but does not pay, a capital gains Incentive Fee with respect to unrealized capital gains because a capital gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage was intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014, was subject to an Incentive Fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 is subject to an Incentive Fee rate of 17.5%. As of March 31, 2020, there are no remaining investments that were made prior to April 1, 2014, and as a result, the Incentive Fee rate of 17.5% is applicable to any future realized capital gains.

For purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter.

Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, or the Advisers Act, prohibits the Adviser from receiving the payment of fees on unrealized gains until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future.

For the three months ended March 31, 2020 and 2019, Incentive Fees were $7.1 million and $5.7 million, respectively, all of which were realized and payable to the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of certain investments and the Leverage Waiver, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

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

Investments at fair value consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,050,067	$1,986,200	$(63,867)
Second-lien debt investments	4,356	4,030	(326)
Mezzanine debt investments	2,859	2,855	(4)
Equity and other investments	88,059	52,487	(35,572)
Total Investments	$2,145,341	$2,045,572	$(99,769)

	December 31, 2019
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,143,831	$2,176,118	$32,287
Second-lien debt investments	4,147	4,147	—
Mezzanine debt investments	2,500	2,550	50
Equity and other investments	87,559	63,113	(24,446)
Total Investments	$2,238,037	$2,245,928	$7,891

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Beverage, food and tobacco	2.4%	2.2%
Business services	20.2%	16.8%
Chemicals	0.3%	0.3%
Communications	1.8%	1.5%
Education	6.1%	9.2%
Electronics	—	0.1%
Financial services	15.5%	13.7%
Healthcare	10.7%	9.4%
Hotel, gaming and leisure	1.5%	1.6%
Human resource support services	8.6%	8.2%
Insurance	2.5%	2.3%
Internet services	5.0%	4.8%
Marketing services	2.0%	2.0%
Office products	0.5%	0.5%
Oil, gas and consumable fuels	3.9%	4.2%
Pharmaceuticals	3.7%	3.4%
Real Estate	1.0%	0.9%
Retail and consumer products	10.0%	14.9%
Transportation	4.3%	4.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
United States
Midwest	14.4%	16.9%
Northeast	12.7%	15.8%
South	22.0%	19.2%
West	41.5%	38.8%
Australia	1.6%	1.6%
Bermuda	1.8%	1.7%
Canada	6.0%	6.0%
Total	100.0%	100.0%

5. Derivatives

Interest Rate Swaps

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

In June 2019, upon maturity of the original swap transaction on an existing fixed rate investment, the Company entered into an interest rate swap transaction with a $91.5 million notional amount. The Company receives three-month LIBOR and pays fixed rate interest at 1.97%. The swap transaction matures on June 25, 2020.

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

In February 2020, in connection with the reopening and issuance of additional 2024 Notes, the Company entered into an interest rate swap transaction with a $50.0 million notional amount. The Company receives fixed rate interest at 3.88% and pays variable rate interest based on three-month LIBOR plus 2.46%. The swap transaction matures on November 1, 2024, matching the maturity date of the additional 2024 Notes. The Company designated this interest rate swap as the hedging instrument in a hedge accounting relationship with the additional 2024 Notes.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three months ended March 31, 2020 and 2019:

			For the Three Months Ended March 31, 2020
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	6/25/2020	$91,500	$(456)	$440	$(16)
Interest rate swap (1)	7/30/2021	11,700	(43)	56	13
Interest rate swap (1)	7/29/2022	3,200	(11)	16	5
Interest rate swap	8/1/2022	115,000	(1,259)	1,294	35
Interest rate swap	8/1/2022	50,000	(449)	563	114
Interest rate swap	8/1/2022	7,500	(68)	84	16
Interest rate swap	1/22/2023	150,000	(1,500)	1,688	188
Interest rate swap	11/1/2024	300,000	(3,149)	2,906	(243)
Interest rate swap	11/1/2024	50,000	(283)	269	(14)
Total		$778,900	$(7,218)	$7,316	$98

			For the Three Months Ended March 31, 2019
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	6/27/2019	$91,500	$(609)	$646	$37
Interest rate swap	12/15/2019	115,000	(1,588)	1,294	(294)
Interest rate swap	1/10/2020	33,333	(698)	769	71
Interest rate swap	8/1/2022	115,000	(1,455)	1,294	(161)
Interest rate swap	8/1/2022	50,000	(537)	563	26
Interest rate swap	8/1/2022	7,500	(81)	84	3
Interest rate swap	1/22/2023	150,000	(1,759)	1,687	(72)
Total		$562,333	$(6,727)	$6,337	$(390)

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

For the three months ended March 31, 2020 and 2019, the Company recognized $9.2 million and $3.3 million, respectively, in net change in unrealized gains on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the three months ended March 31, 2020, the Company recognized $18.8 million in net change in unrealized gains on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. This amount is offset by $18.8 million for a change in the carrying value of the 2024 Notes. As of March 31, 2020, the swap transactions had a fair value of $32.7 million which is netted against restricted cash collateral on the Company’s consolidated balance sheet. As of December 31, 2019, the swap transactions had a fair value of $4.7 million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of March 31, 2020, $14.3 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2019, $9.3 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2020 and December 31, 2019:

	Fair Value Hierarchy at March 31, 2020
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$9,287	$1,976,913	$1,986,200
Second-lien debt investments	—	—	4,030	4,030
Mezzanine debt investments	—	—	2,855	2,855
Equity and other investments	3	—	52,484	52,487
Total investments at fair value	$3	$9,287	$2,036,282	$2,045,572
Interest rate swaps	—	32,742	—	32,742
Total	$3	$42,029	$2,036,282	$2,078,314

	Fair Value Hierarchy at December 31, 2019
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,191	$2,158,927	$2,176,118
Second-lien debt investments	—	—	4,147	4,147
Mezzanine debt investments	—	—	2,550	2,550
Equity and other investments	6	—	63,107	63,113
Total investments at fair value	$6	$17,191	$2,228,731	$2,245,928
Interest rate swaps	—	4,744	—	4,744
Total	$6	$21,935	$2,228,731	$2,250,672

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2020 and 2019:

	As of and for the Three Months Ended
	March 31, 2020
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,927	$4,147	$2,550	$63,107	$2,228,731
Purchases or originations	115,294	209	304	477	116,284
Repayments / redemptions	(218,019)	—	—	—	(218,019)
Paid-in-kind interest	1,744	—	51	—	1,795
Net change in unrealized losses	(85,669)	(326)	(53)	(11,123)	(97,171)
Net realized losses	(2,163)	—	—		(2,163)
Net amortization of discount on securities	6,822	—	3	—	6,825
Transfers within Level 3	(23)	—	—	23	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,976,913	$4,030	$2,855	$52,484	$2,036,282

	As of and for the Three Months Ended
	March 31, 2019
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,628,037	$4,137	$2,481	$43,234	$1,677,889
Purchases or originations	145,977	—	—	1,278	147,255
Repayments / redemptions	(15,020)	—	—	(1,636)	(16,656)
Paid-in-kind interest	1,805	—	—	—	1,805
Net change in unrealized gains (losses)	12,802	(1)	50	(2,414)	10,437
Net realized losses	(73)	—	—	(365)	(438)
Net amortization of discount on securities	2,241	1	—	—	2,242
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,775,769	$4,137	$2,531	$40,097	$1,822,534

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2020 and 2019:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2020 on	March 31, 2019 on
	Investments Held at	Investments Held at
	March 31, 2020	March 31, 2019
First-lien debt investments	$(78,748)	$12,802
Second-lien debt investments	(326)	(1)
Mezzanine debt investments	(53)	50
Equity and other investments	(11,123)	(3,337)
Total	$(90,250)	$9,514

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2020
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,976,913	Income approach (1)	Discount rate	3.0% — 19.5% (12.4%)	Decrease
Second-lien debt investments	4,030	Income approach	Discount rate	21.0% — 21.0% (21.0%)	Decrease
Mezzanine debt investments	2,855	Income approach	Discount rate	8.4% — 8.4% (8.4%)	Decrease
Equity and other investments	52,484	Market Multiple (2)	Comparable multiple	2.8x — 15.0x (7.8x)	Increase
Total	$2,036,282

(1)	Includes $20.0 million of debt investments which were valued using an asset valuation waterfall.
(2)

Includes $0.4 million of equity investments which were valued using a weighted valuation approach, $14.3 million of equity investments using a discounted cash flow approach and $0.2 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2020 and December 31, 2019, approximates its carrying value as the outstanding balance is callable at carrying value.

The fair value of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, which are categorized as Level 2 within the fair value hierarchy, as of March 31, 2020 and December 31, 2019, was $618.7 million and $640.1 million, respectively, based on broker quotes received by the Company. The aggregate principal amount of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, as of March 31, 2020 and December 31, 2019, was $672.5 million and $622.5 million, respectively.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2022 Convertible Notes, 2023 Notes and 2024 Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2020 and December 31, 2019, the Company’s asset coverage was 205.3% and 200.4%, respectively.

Debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,315,000	$314,299	$1,000,701	$301,626
2022 Convertible Notes	172,500	172,500	—	169,714
2023 Notes	150,000	150,000	—	148,160
2024 Notes	350,000	350,000	—	360,658
Total Debt	$1,987,500	$986,799	$1,000,701	$980,158

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes and 2024 Notes are presented net of deferred financing costs and original issue discounts of $12.7 million, $2.8 million, $1.8 million and $6.4 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $17.0 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

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
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes and 2024 Notes are presented net of deferred financing costs and original issue discounts of $10.0 million, $3.1 million, $2.0 million and $6.9 million, respectively.

(3)	The carrying value of the 2024 Notes is presented net of $1.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

For the three months ended March 31, 2020 and 2019, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$10,865	$7,814
Commitment fees	800	747
Amortization of deferred financing costs	1,230	1,085
Accretion of original issue discount	110	225
Swap settlement	(95)	498
Total Interest Expense	$12,910	$10,369
Average debt outstanding (in millions)	$1,107.7	$705.8
Weighted average interest rate	3.9%	4.7%
Average 1-month LIBOR rate	1.4%	2.5%

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31 2019, aggregate commitments under the facility were $1.245 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of January 31, 2020 (the “Ninth Amendment”), the aggregate commitments under the facility were increased to $1.315 billion.  The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.750 billion.

Pursuant to the Ninth Amendment, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended from February 14, 2023 to January 31, 2024 and the stated maturity date was extended from February 14, 2024 to January 31, 2025.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2020, the Company had outstanding debt denominated in Australian dollars (AUD) of 56.6 million, Canadian dollars (CAD) of 132.1 million, and Euro (EUR) of 7.9 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2020 and December 31, 2019, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after January 31, 2020;
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

As of March 31, 2020 and December 31, 2019, the Company was in compliance with the terms of the Revolving Credit Facility.

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

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of March 31, 2020, the estimated adjusted conversion price was approximately $20.58 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$1,941	$3,234
Accretion of original issue discount	56	222
Amortization of deferred financing costs	237	425
Total Interest Expense	$2,234	$3,881

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three months ended March 31, 2020 and 2019, the Company received $1.9 million and $3.2 million, respectively, and paid $1.8 million and $3.7 million, respectively, related to the settlements of its interest rate swaps related to the Convertible Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2020 and December 31, 2019, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	March 31, 2020	December 31, 2019
Principal amount of debt	$172,500	$172,500
Original issue discount, net of accretion/amortization	(561)	(617)
Deferred financing costs	(2,225)	(2,463)
Carrying value of debt	$169,714	$169,420
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate was three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. Please see Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of March 31, 2020 and December 31, 2019, the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

As of March 31, 2020 and 2019, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

2024 Notes

In November 2019, the Company issued $300.0 million aggregate principal amount of unsecured notes that mature on November 1, 2024 (the “2024 Notes”). The principal amount of the 2024 Notes is payable at maturity. The 2024 Notes bear interest at a rate of 3.875% per year, payable semi-annually commencing on May 1, 2020, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts, offering costs and original issue discount were $292.9 million. The Company used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the 2024 Notes offering, the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.25%. The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swap designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statement of Operations. As of March 31, 2020 and December 31, 2019 the effective hedge interest rate swap had a fair value of $15.0 million and ($1.8) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

On February 5, 2020, the Company issued an additional $50.0 million aggregate principal amount of unsecured notes that mature on November 1, 2024. The additional 2024 Notes are a further issuance of, fungible with, rank equally in right of payment with and have the same terms (other than the issue date and the public offering price) as the initial issuance of 2024 Notes. Total proceeds from the issuance of the additional 2024 Notes, net of underwriting discounts, offering costs and original issue premium were $50.1 million. The Company used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the reopening of the 2024 Notes, the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. As a result of the swap, the Company’s effective interest rate on the additional 2024 Notes is three-month LIBOR plus 2.46%. The interest expense related to the additional 2024 Notes is offset by proceeds received from the interest rate swap designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statement of Operations. As of March 31, 2020 the effective hedge interest rate swap had a fair value of $2.0 million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the 2023 Notes and 2024 Notes were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$4,895	$1,688
Accretion of original issue discount	54	2
Amortization of deferred financing costs	395	159
Total Interest Expense	$5,344	$1,849

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes and 2024 Notes. During the three months ended March 31, 2020, and 2019 the Company received $4.9 million and $1.7 million, respectively, and paid $4.9 million and $1.8 million, respectively, related to the settlements of its interest rate swaps related to the 2023 and 2024 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2020, the components of the carrying value of the 2023 Notes and 2024 Notes and the stated interest rate were as follows:

	March 31, 2020
	2023 Notes	2024 Notes
Principal amount of debt	$150,000	$350,000
Original issue discount, net of accretion	(28)	(1,729)
Deferred financing costs	(1,812)	(4,642)
Fair value of an effective hedge	—	17,029
Carrying value of debt	$148,160	$360,658
Stated interest rate	4.50%	3.88%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.28% (on a weighted average basis), respectively.

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

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.25%, respectively.

As of March 31, 2020 and December 31, 2019, the Company was in compliance with the terms of the indentures governing the 2023 Notes and 2024 Notes.

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

As of March 31, 2020 and December 31, 2019, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2020	December 31, 2019
Alpha Midco, Inc. - Delayed Draw	$6,613	$19,598
AppStar Financial, LLC - Revolver	—	2,000
AvidXchange, Inc. - Delayed Draw	4,990	5,108
BlueSnap, Inc. - Revolver	—	2,500
ClearCompany, LLC - Delayed Draw	—	1,400
Clinicient, Inc. - Revolver	1,600	4,000
DaySmart Holdings, LLC - Revolver	2,000	5,000
DaySmart Holdings, LLC - Delayed Draw	17,251	17,503
Dye & Durham Corp. - Revolver	246	1,349
Energy Alloys, LLC - Delayed Draw	15,000	15,000
Exela Receivables 1, LLC - Revolver	40,000	—
Factor Systems, Inc. - Delayed Draw	13,333	—
Ferrellgas, L.P. - Revolver	30,000	30,000
G Treasury SS, LLC - Delayed Draw	3,637	3,750
Gainsight, Inc. - Delayed Draw	1,785	1,785
Integration Appliance, Inc. - Revolver	—	2,619
IntelePeer Holdings, Inc. - Convertible Note	350	—
IntelePeer Holdings, Inc. - Delayed Draw	3,500	3,500
IRGSE Holding Corp. - Revolver	581	2,079
Kyriba Corp. - Delayed Draw	5,850	8,323
Kyriba Corp. - Revolver	53	1,202
Lithium Technologies, LLC - Revolver	3,959	3,959
Lucidworks, Inc. - Revolver	3,333	3,333
PageUp People, Ltd. - Revolver	—	2,812
PayLease, LLC - Revolver	1,333	3,333
PayScale Holdings, Inc. - Delayed Draw	7,667	7,667
PrimeRevenue, Inc. - Revolver	6,250	6,250
ResMan, LLC - Delayed Draw	3,445	3,602
ResMan, LLC - Revolver	2,000	2,000
TherapeuticsMD, Inc. - Delayed Draw A1	7,500	7,500
TherapeuticsMD, Inc. - Delayed Draw A2	—	7,500
Valant Medical Solutions, Inc. - Delayed Draw	2,564	2,564
Valant Medical Solutions, Inc. - Revolver	500	2,000
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7,778	7,778
Total Portfolio Company Commitments (1)	$193,118	$187,014

(1)

Represents the full amount of the Company’s commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

Other Commitments and Contingencies

As of March 31, 2020 and December 31, 2019, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2020 and December 31, 2019, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2020 and 2019. All shares issued to stockholders in the tables below are newly issued shares.

	Three Months Ended
	March 31, 2020
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 5, 2019	Base	December 13, 2019	January 15, 2020	194,470
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	57,674
Total Shares Issued				252,144

	Three Months Ended
	March 31, 2019
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 6, 2018	Base	December 14, 2018	January 15, 2019	212,818
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	87,327
Total Shares Issued				300,145

(1)	See Note 11 for further information on base and supplemental dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 5, 2020. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the three months ended March 31, 2020, the Company repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the three months ended March 31, 2019.

10. Earnings (Loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 31, 2020	March 31, 2019
Increase (Decrease) in net assets resulting from operations	$(53,099)	$38,745
Weighted average shares of common stock outstanding —basic and diluted	66,656,280	65,595,441
Earnings (Loss) per common share —basic and diluted	$(0.80)	$0.59

For the purpose of calculating diluted earnings (loss) per common share, the average daily closing price of the Company’s common stock for the three months ended March 31, 2020 was less than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of March 31, 2020. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the 2022 Convertible Notes have no impact on the computation of diluted earnings (loss) per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	$0.06
February 19, 2020	Base	March 13, 2020	April 15, 2020	0.41
February 19, 2020	Special	April 15, 2020	April 30, 2020	0.25
February 19, 2020	Special	June 15, 2020	June 30, 2020	0.25
Total Dividends Declared				$0.97

	Three Months Ended
	March 31, 2019
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	$0.12
February 20, 2019	Base	March 15, 2019	April 15, 2019	0.39
Total Dividends Declared				$0.51

The dividends declared during the three months ended March 31, 2020 and 2019 were derived from net investment income, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Ordinary Income	$31,358	$33,469
Capital Gains	—	—
Total	$31,358	$33,469

The tax basis components of distributable earnings as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Undistributed net investment income - tax basis	$119,815	$124,292
Undistributed net realized gains (losses) - tax basis	8,978	7,863
Net unrealized gains (losses) on investments	(69,768)	8,908
Other temporary differences	(31,746)	(30,343)
Total distributable earnings - book basis	$27,279	$110,720

The following reconciles increase (decrease) in net assets resulting from operations to taxable income for the three months ended March 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Increase (decrease) in net assets resulting from operations	$(53,099)	$38,745
Adjustments:
Net unrealized (gains) losses on investments	84,680	(11,461)
Other income for tax purposes, not book	2,597	425
Deferred organization costs	(25)	(25)
Other expenses not currently deductible	1,017	303
Other book-tax differences	(8,601)	3,287
Taxable Income	$26,569	$31,274

Note: Taxable income is an estimate and is not fully determined until the Company’s tax return is filed. The Company’s tax year end is March 31st.

Taxable income generally differs from increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

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

For the three months ended March 31, 2020, the Company increased distributable earnings and decreased additional paid in capital by $1.0 million attributable to U.S. federal excise taxes.

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

As of March 31, 2020, the Company had an estimated deferred tax asset of $5.6 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $5.6 million.

As of December 31, 2019, the Company had an estimated deferred tax asset of $5.9 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $5.9 million.

During the period April 1, 2019 through March 31, 2020, the Company’s estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the tax year; consequently, the Company has elected to carry forward the excess for distribution to shareholders. The amount carried forward is estimated to be approximately $128.8 million, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2019 tax returns are filed in 2020.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the three months ended March 31, 2020 and 2019, a net expense of $1.0 million and $0.3 million, respectively, was recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2020 and 2019.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Per Share Data (6)
Net asset value, beginning of period	$16.83	$16.25

Net investment income (1)	0.51	0.41
Net realized and unrealized gain (loss) (1)	(1.31)	0.18
Total from operations	(0.80)	0.59
Issuance of common stock, net of offering costs (2)	0.01	0.01
Repurchase of common stock (2)	0.01	—
Dividends declared from net investment income (2)	(0.47)	(0.51)
Total increase (decrease) in net assets	(1.25)	0.09
Net Asset Value, End of Period	$15.57	$16.34
Per share market value at end of period	$13.92	$20.00
Total return based on market value (3)	(32.98)%	13.38%
Total return based on net asset value (4)	(4.69)%	3.69%
Shares Outstanding, End of Period	66,569,771	65,712,962
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets	12.10%	9.68%
Ratio of net investment income to average net assets	12.49%	9.97%
Portfolio turnover	22.29%	7.27%
Net assets, end of period	$1,036,736	$1,074,064

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)	Table may not sum due to rounding.

14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2020.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2020, we have originated more than $12.8 billion aggregate principal amount of investments and retained approximately $6.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2020, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 79.4% of our total investments based on fair value, had weighted average annual revenue of $110.7 million and weighted average annual EBITDA of $34.0 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2020, the largest single investment based on fair value represented 4.3% of our total investment portfolio.

As of March 31, 2020, the average investment size in each of our portfolio companies was approximately $33.0 million based on fair value.

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

As of March 31, 2020, the largest industry represented 20.2% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2020, approximately 97.3% of our portfolio was invested in secured debt, including 97.1% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2020, the weighted average term on new investment commitments in new portfolio companies was 5.0 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2020, we had call protection on 84.0% of our debt investments based on fair value, with weighted average call prices of 105.8% for the first year, 103.4% for the second year and 101.3% for the third year, in each case from the date of the initial investment. As of March 31, 2020, 99.4% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 95.1% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street Partners

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and Sixth Street Partners, LLC, or “Sixth Street”.

Sixth Street, is a global finance and investment business with approximately $34 billion of assets under management as of December 31, 2019. Sixth Street’s core platforms include TPG Specialty Lending, TSL Europe (TSLE), which is aimed at European middle-market loan originations, TSSP Adjacent Opportunities (TAO), which has the flexibility to invest across all of Sixth Street’s private credit market investments, TSSP Opportunities Partners (TOP), which focuses on actively managed opportunistic investments across the credit cycle, TPG Institutional Credit Partners (TICP), which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, and TSSP Capital Solutions (TCS), which provides financing solutions to growing companies. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 275 investment and operating professionals. As of March 31, 2020, thirty one (31) of these personnel are dedicated to our business, including twenty three (23) investment professionals.

Sixth Street was in a strategic relationship with TPG Global, LLC, or TPG from 2009 to 2020. On May 1, 2020, Sixth Street and TPG agreed to evolve their relationship and become independent, unaffiliated businesses.

Our Adviser consults with Sixth Street in connection with a substantial number of our investments. The Sixth Street platform provides us with a breadth of large and scalable investment resources. We believe we benefit from Sixth Street’s market expertise, insights into industry, sector and macroeconomic trends and intensive due diligence capabilities, which help us discern market conditions that vary across industries and credit cycles, identify favorable investment opportunities and manage our portfolio of investments. Sixth Street and its affiliates will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us.

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

We believe our ability to co-invest with Sixth Street affiliates is particularly useful where we identify larger capital commitments than otherwise would be appropriate for us. We expect that with the ability to co-invest with Sixth Street affiliates we will continue to be able to provide “one-stop” financing to a potential portfolio company in these circumstances, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2020, 99.4% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 95.1% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2020, 2.7% of our total investment income was comprised of PIK interest.

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

In late 2019 and early 2020, the novel coronavirus SARS-CoV-2 and related respiratory disease COVID-19 emerged in China and spread rapidly across the world, including to the United States. This outbreak has led to, and for an unknown and potentially significant period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby. To date, cross border commercial activity and market sentiment have been negatively impacted by the outbreak and government and other measures seeking to contain its spread. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. It is currently impossible to determine the scope of this or any future outbreak, how long any such outbreak and market disruption, volatility or uncertainty may last, the effect any governmental actions and changes in base interest rates will have or the full potential impact on us, our industry and our portfolio companies.

Portfolio and Investment Activity

As of March 31, 2020, our portfolio based on fair value consisted of 97.1% first-lien debt investments, 0.2% second-lien debt investments, 0.1% mezzanine debt investments, and 2.6% equity and other investments. As of December 31, 2019, our portfolio based on fair value consisted of 96.5% first-lien debt investments, 0.6% second-lien debt investments, 0.1% mezzanine debt investments, and 2.8% equity and other investments.

As of March 31, 2020 and December 31, 2019, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.2% and 10.5%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 9.9% and 10.7%, respectively.

As of March 31, 2020 and December 31, 2019, we had investments in 62 and 63 portfolio companies, respectively, with an aggregate fair value of $2,045.6 million and $2,245.9 million, respectively.

For the three months ended March 31, 2020, the principal amount of new investments funded was $80.3 million in three new portfolio companies and four existing portfolio companies. For this period, we had $211.9 million aggregate principal amount in exits and repayments.

For the three months ended March 31, 2019, the principal amount of new investments funded was $145.3 million in four new portfolio companies and four existing portfolio companies. For this period, we had $33.1 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended March 31, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
New investment commitments:
Gross originations	$247.9	$179.4
Less: Syndications/sell downs	113.9	27.0
Total new investment commitments	$134.0	$152.4
Principal amount of investments funded:
First-lien	$79.8	$144.0
Second-lien	0.2	—
Mezzanine	0.3	—
Equity and other	—	1.3
Total	$80.3	$145.3
Principal amount of investments sold or repaid:
First-lien	$211.9	$30.4
Second-lien	—	—
Mezzanine	—	—
Equity and other	—	2.7
Total	$211.9	$33.1
Number of new investment commitments in new portfolio companies	3	4
Average new investment commitment amount in new portfolio companies	$41.4	$34.8
Weighted average term for new investment commitments in new portfolio companies (in years)	5.0	5.4
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	10.9%	10.0%
Weighted average spread over LIBOR of new floating rate investment commitments	9.3%	7.4%
Weighted average interest rate on investments fully sold or paid down	9.3%	10.6%

As of March 31, 2020 and December 31, 2019, our investments consisted of the following:

	March 31, 2020		December 31, 2019
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,986.2	$2,050.1	$2,166.2	$2,134.1
Second-lien debt investments	4.0	4.3	14.1	13.9
Mezzanine debt investments	2.9	2.9	2.5	2.5
Equity and other investments	52.5	88.0	63.1	87.5
Total	$2,045.6	$2,145.3	$2,245.9	$2,238.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,042.8	99.9%	$2,245.9	100.0%
Non-accrual (1)	2.8	0.1	—	—
Total	$2,045.6	100.0%	$2,245.9	100.0%

	March 31, 2020		December 31, 2019
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,111.6	98.4%	$2,238.0	100.0%
Non-accrual (1)	33.7	1.6	—	—
Total	$2,145.3	100.0%	$2,238.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Weighted average total yield of debt and income producing securities (1)	10.2%	10.5%
Weighted average interest rate of debt and income producing securities	9.8%	9.9%
Weighted average spread over LIBOR of all floating rate investments (2)	8.4%	8.1%

(1)	Weighted average total portfolio yield at fair value was 10.0% at March 31, 2020 and 10.3% at December 31, 2019.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2020 and December 31, 2019. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2020		December 31, 2019
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,872.3	91.5%	$1,968.0	87.6%
2	122.1	6.0	230.0	10.3
3	48.4	2.4	47.9	2.1
4	—	—	—	—
5	2.8	0.1	—	—
Total	$2,045.6	100.0%	$2,245.9	100.0%

Results of Operations

Operating results for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Total investment income	$66.3	$52.4
Less: Net expenses	31.6	25.5
Net investment income before income taxes	34.7	26.9
Less: Income taxes, including excise taxes	1.0	0.3
Net investment income	33.7	26.6
Net realized gains (losses) (1)	(2.1)	0.6
Net change in unrealized gains (losses) (1)	(84.7)	11.5
Net increase (decrease) in net assets resulting from operations	$(53.1)	$38.7

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Interest from investments	$63.0	$50.4
Dividend income	0.5	0.0
Other income	2.8	2.0
Total investment income	$66.3	$52.4

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $50.4 million for the three months ended March 31, 2019 to $63.0 million for the three months ended March 31, 2020. The increase in interest from investments was primarily a result of an increase in accelerated amortization of upfront fees from unscheduled paydowns, prepayment fees and an increase in the average size of our investment portfolio from $1.8 billion for the three months ended March 31, 2019 to $2.0 billion for the three months ended March 31, 2020. Accelerated amortization of upfront fees from unscheduled paydowns, increased from $0.3 million for the three months ended March 31, 2019 to $4.3 million for the three months ended March 31, 2020. Prepayment fees increased from $0.5 million for the three months ended March 31, 2019 to $3.3 million for the three months ended March 31, 2020. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on one portfolio investment and earning prepayment fees on one portfolio investment during the three months ended March 31, 2019. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on three portfolio investments, and partial paydowns on two portfolio investments, and earning prepayment fees on three portfolio investments during the three months ended March 31, 2020. Other income increased from $2.0 million for the three months ended March 31, 2019 to $2.8 million for the three months ended March 31, 2020, primarily due to higher agency and exit fees during the three months ended March 31, 2020 compared to the same period in 2019.

Expenses

Operating expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Interest	$12.9	$10.4
Management fees (net of waivers)	8.2	6.6
Incentive fees related to pre-incentive fee net investment income (net of waivers)	7.1	5.7
Incentive fees related to realized/unrealized capital gains	—	—
Professional fees	1.7	1.3
Directors fees	0.2	0.1
Other general and administrative	1.5	1.4
Net Expenses	$31.6	$25.5

Interest

Interest expense, including other debt financing expenses, increased from $10.4 million for the three months ended March 31, 2019 to $12.9 million for the three months ended March 31, 2020. This increase was primarily due to an increase in the average debt outstanding which was partially offset by a decrease in the interest rate on our debt outstanding from the three months ended March 31, 2019 to the three months ended March 31, 2020. The average interest rate on our debt outstanding decreased from 4.7% for three months ended March 31, 2019 to 3.9% for the three months ended March 31, 2020 primarily due to changes in LIBOR rates.  The average debt outstanding increased from $705.8 million for the three months ended March 31, 2019 to $1,107.7 million for the three months ended March 31, 2020.

Management Fees

Management Fees increased from $6.6 million for the three months ended March 31, 2019 to $8.2 million for the three months ended March 31, 2020 due to an increase in average assets for the three months ended March 31, 2020 compared to the same period in 2019. The Adviser did not waive any Management Fees for the three months ended March 31, 2020 or 2019.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $5.7 million for the three months ended March 31, 2019 to $7.1 million for the three months ended March 31, 2020. This increase resulted from an increase in investment income resulting from higher interest and other income for the three months ended March 31, 2020. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended March 31, 2020 or 2019. There were no Incentive Fees related to capital gains and losses for each of the three months ended March 31, 2020 and 2019 due to cumulative realized losses on our investments.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.3 million for the three months ended March 31, 2019 to $1.7 million for the three months ended March 31, 2020 primarily due to higher independent third party valuation firm and sub-agent costs given a larger portfolio, and increased legal and audit fees. Other general and administrative fees increased from $1.4 million for the three months ended March 31, 2019 to $1.5 million for the three months ended March 31, 2020.

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

For the three months ended March 31, 2020 and 2019, we recorded a net expense of $1.0 million and $0.3 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
Net realized gains (losses) on investments	$(2.0)	$0.7
Net realized losses on foreign currency transactions	(0.1)	(0.1)
Net realized losses on foreign currency investments	(0.1)	(0.1)
Net realized gains on foreign currency borrowings	0.1	0.1
Net Realized Gains (Losses)	$(2.1)	$0.6

Change in unrealized gains on investments	$5.5	$14.4
Change in unrealized losses on investments	(113.2)	(4.8)
Net Change in Unrealized Gains (Losses) on Investments	$(107.7)	$9.6
Unrealized gains (losses) on foreign currency borrowings	13.8	(1.4)
Unrealized gains (losses) on foreign currency cash	(0.0)	0.0
Unrealized gains on interest rate swaps	9.2	3.3
Net Change in Unrealized Gains on Foreign Currency Transactions and Interest Rate Swaps	$23.0	$1.9

Net Change in Unrealized Gains (Losses)	$(84.7)	$11.5

For the three months ended March 31, 2020, we had net realized losses on investments of $2.0 million primarily driven by one investment and for the three months ended March 31, 2019, we had net realized gains on investments of $0.7 million.  For the three months ended March 31, 2020 and 2019, we had net realized losses of $0.1 million and $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2020 and 2019, we had net realized losses of $0.1 million and $0.1 million, respectively, on foreign currency investments. For the three months ended March 31, 2020 and 2019, we had net realized gains of $0.1 million and $0.1 million, respectively, on foreign currency borrowings. The net realized gains on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended March 31, 2020 we had $5.5 million in unrealized gains on 4 portfolio company investments, which was offset by $113.2 million in unrealized losses on 62 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive credit-related adjustments. Unrealized losses primarily resulted from a widening spread environment and in some instances negative credit-related adjustments. For the three months ended March 31, 2019 we had $14.4 million in unrealized gains on 41 portfolio company investments, which was offset by $4.8 million in unrealized losses on 9 portfolio company investments.  Unrealized gains resulted from an increase in fair value, primarily due to a tightening spread environment and positive investment-related adjustments. Unrealized losses primarily resulted from negative credit-related adjustments.

For the three months ended March 31, 2020 and 2019, we had unrealized gains on foreign currency borrowings of $13.8 million and unrealized losses on foreign currency borrowings of $1.4 million, respectively, as a result of fluctuations in the AUD, CAD and EUR exchange rates for the three months ended March 31, 2020 and fluctuations in the AUD and CAD exchange rates for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, we had unrealized losses on foreign currency cash of less than $0.1 million and unrealized gains on foreign currency cash of less than $0.1 million, respectively. For the three months ended March 31, 2020 and 2019, we had unrealized gains on interest rate swaps of $9.2 million and $3.3 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2020, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.4% (based on total capital invested of $4.2 billion and total proceeds from these exited investments of $5.2 billion). Ninety percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three months ended March 31, 2020 and 2019, we incurred $13.8 million of unrealized gains and $1.4 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2020 and 2019.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2020 and 2019. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of March 31, 2020 and December 31, 2019, our asset coverage ratio was 205.3% and 200.4%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2020, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2020, we had approximately $1.0 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of March 31, 2020, we had $19.8 million in cash and cash equivalents, including $14.3 million of restricted cash, an increase of $5.6 million from December 31, 2019. During the three months ended March 31, 2020, we provided $154.3 million in cash from operating activities, primarily as a result of repayments and proceeds from investments of $219.1 million and other operating activity of $108.1 million, which was offset by funding portfolio investments of $119.8 million and a decrease in net assets resulting from operations of $53.1 million. Lastly, cash used in financing activities was $148.6 million during the period, primarily due to paydowns on our Revolving Credit Facility of $332.2 million, dividends paid of $25.1 million, deferred financing costs of $4.1 million, and repurchases of common stock of $2.9 million, which was partially offset by borrowings of $215.7 million (including $50.0 million principal amount of our 2024 Notes in a reopening).

As of March 31, 2020, we had $14.3 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $5.0 million from December 31, 2019 primarily due to increases in the notional amount and fair value of our swaps.

Equity

During the three months ended March 31, 2020 and 2019, we also issued 252,144 and 300,145 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $4.8 million and $5.6 million, respectively. On April 15, 2020 and April 30, 2020, we issued 299,058 and 193,723 shares, respectively, of our common stock through our dividend reinvestment plan for proceeds of $4.3 million and $3.2 million, respectively, which are not reflected in the number of shares issued for the three months ended March 31, 2020 in this section or the consolidated financial statements for the three months ended March 31, 2020.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 5, 2020. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the three months ended March 31, 2020, we repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the three months ended March 31, 2019.

Debt

Debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,315.0	$314.3	$1,000.7	$301.6
2022 Convertible Notes	172.5	172.5	—	169.7
2023 Notes	150.0	150.0	—	148.2
2024 Notes	350.0	350.0	—	360.7
Total Debt	$1,987.5	$986.8	$1,000.7	$980.2

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts of $12.7 million, $2.8 million, $1.8 million and $6.4 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $17.0 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

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

(3)	The carrying value of the 2024 Notes is presented net of $1.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

As of March 31, 2020 and December 31, 2019, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31 2019, aggregate commitments under the facility were $1.245 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of January 31, 2020 (the “Ninth Amendment”), the aggregate commitments under the facility were increased to $1.315 billion.  The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.750 billion.

Pursuant to the Ninth Amendment, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from February 14, 2023 to January 31, 2024 and the stated maturity date was extended from February 14, 2024 to January 31, 2025.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2020, we had outstanding debt denominated in Australian Dollars (AUD) of 56.6 million, Canadian Dollars (CAD) of 132.1 million, and Euro (EUR) of 7.9 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2020 and December 31, 2019, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after January 31, 2020;
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

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of March 31, 2020, the estimated adjusted conversion price was approximately $20.58 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of March 31, 2020, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

As of March 31, 2020, the principal amount of the 2022 Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock

2023 Notes

In January 2018, we issued $150.0 million aggregate principal amount of unsecured notes that mature on January 22, 2023 (the “2023 Notes”). The principal amount of the 2023 Notes is payable at maturity. The 2023 Notes bear interest at a rate of 4.50% per year, payable semi-annually commencing on July 22, 2018, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $146.9 million. We used the net proceeds of the 2023 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the 2023 Notes offering, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swap, our effective interest rate on the 2023 Notes is three-month LIBOR plus 1.99%.

2024 Notes

In November 2019, we issued $300.0 million aggregate principal amount of unsecured notes that mature on November 1, 2024 (the “2024 Notes”). The principal amount of the 2024 Notes is payable at maturity. The 2024 Notes bear interest at a rate of 3.875% per year, payable semi-annually commencing on May 1, 2020, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts, offering costs and original issue discount were $292.9 million. We used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the 2024 Notes offering, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swap, our effective interest rate on the 2024 Notes is three-month LIBOR plus 2.25%.

On February 5, 2020, we issued an additional $50.0 million aggregate principal amount of unsecured notes that mature on November 1, 2024. The additional 2024 Notes are a further issuance of, fungible with, rank equally in right of payment with and have the same terms (other than the issue date and the public offering price) as the initial issuance of 2024 Notes. Total proceeds from the issuance of the additional 2024 Notes, net of underwriting discounts, offering costs and original issue premium were $50.1 million. We used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the reopening of the 2024 Notes, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominantly floating rate loans. As a result of the swap, our effective interest rate on the additional 2024 Notes is three-month LIBOR plus 2.46%.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2020 and December 31, 2019, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2020	December 31, 2019
Alpha Midco, Inc. - Delayed Draw	$6.6	$19.6
AppStar Financial, LLC - Revolver	—	2.0
AvidXchange, Inc. - Delayed Draw	5.0	5.1
BlueSnap, Inc. - Revolver	—	2.5
ClearCompany, LLC - Delayed Draw	—	1.4
Clinicient, Inc. - Revolver	1.6	4.0
DaySmart Holdings, LLC - Revolver	2.0	5.0
DaySmart Holdings, LLC - Delayed Draw	17.3	17.5
Dye & Durham Corp. - Revolver	0.2	1.3
Energy Alloys, LLC - Delayed Draw	15.0	15.0
Exela Receivables 1, LLC - Revolver	40.0	—
Factor Systems, Inc. - Delayed Draw	13.3	—
Ferrellgas, L.P. - Revolver	30.0	30.0
G Treasury SS, LLC - Delayed Draw	3.6	3.8
Gainsight, Inc. - Delayed Draw	1.8	1.8
Integration Appliance, Inc. - Revolver	—	2.6
IntelePeer Holdings, Inc. - Convertible Note	0.3	—
IntelePeer Holdings, Inc. - Delayed Draw	3.5	3.5
IRGSE Holding Corp. - Revolver	0.6	2.1
Kyriba Corp. - Delayed Draw	5.9	8.3
Kyriba Corp. - Revolver	0.1	1.2
Lithium Technologies, LLC - Revolver	3.9	3.9
Lucidworks, Inc. - Revolver	3.3	3.3
PageUp People, Ltd. - Revolver	—	2.8
PayLease, LLC - Revolver	1.3	3.3
PayScale Holdings, Inc. - Delayed Draw	7.7	7.7
PrimeRevenue, Inc. - Revolver	6.3	6.3
ResMan, LLC - Delayed Draw	3.4	3.6
ResMan, LLC - Revolver	2.0	2.0
TherapeuticsMD, Inc. - Delayed Draw A1	7.5	7.5
TherapeuticsMD, Inc. - Delayed Draw A2	—	7.5
Valant Medical Solutions, Inc. - Delayed Draw	2.6	2.6
Valant Medical Solutions, Inc. - Revolver	0.5	2.0
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7.8	7.8
Total Portfolio Company Commitments (1)	$193.1	$187.0

(1)

Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date

Other Commitments and Contingencies

As of March 31, 2020 and December 31, 2019, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2020 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$314.3	$—	$—	$314.3	$—
2022 Convertible Notes	172.5	—	172.5	—	—
2023 Notes	150.0	—	150.0	—	—
2024 Notes	350.0	—	—	350.0	—
Total Contractual Obligations	$986.8	$—	$322.5	$664.3	$—

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
•

a license agreement with an affiliate of TPG to use the TPG name and logo, royalty free, for an agreed upon period of time. Other than with respect to this limited license, we have no legal right to use the TPG name as a trademark.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, and elsewhere in our filings with the SEC.

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

As of March 31, 2020, 99.4% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 95.1% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes and 2024 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of March 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$61.0	$29.6	$31.4
Up 200 basis points	$40.3	$19.7	$20.6
Up 100 basis points	$19.8	$9.9	$9.9
Down 25 basis points	$(3.8)	$(2.5)	$(1.3)
Down 50 basis points	$(6.6)	$(4.9)	$(1.7)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic could materially and adversely affect our portfolio companies and the results of our operations, including our financial results.

In late 2019 and early 2020, the novel coronavirus SARS-CoV-2 and related respiratory disease COVID-19 emerged in China and spread rapidly across the world, including to the United States. This outbreak has led to, and for an unknown and potentially significant period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby. To date, cross border commercial activity and market sentiment have been negatively impacted by the outbreak and government and other measures seeking to contain its spread. With respect to the U.S. credit markets, and middle market loans and the businesses of our portfolio companies in particular, this outbreak has resulted in, and until fully resolved is likely to continue to result in, among other things, government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees; rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses; and liquidity issues. While these effects are hoped to be temporary, some effects could be persistent or even permanent. As a result, these conditions could result in (i) increased draws by some eligible borrowers on revolving lines of credit and/or (ii) increased requests by some borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. Further, volatility and disruption of these markets has led to greater volatility in pricing and spreads, and may lead to difficulty in valuing loans during these periods. This outbreak and its effects are having, and the effects of any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material.

From an operational perspective, the effects of the COVID-19 pandemic could materially and adversely disrupt our business operations and the operations of the Adviser, including the guidelines and restrictions put in place by federal, state and local governments that may cause a potentially significant duration of remote working.

Moreover, the effects of the COVID-19 pandemic may heighten the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent report filed with the Securities and Exchange Commission. It is currently impossible to determine the scope of this or any future outbreak, how long any such outbreak, market disruption, volatility or uncertainty may last, the effect any governmental actions will have or the full potential impact on us, the Adviser and our portfolio companies.

We are currently operating in a period of disruption, volatility and uncertainty in the capital markets and in the economy generally.

The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States and globally. Some economists and major investment banks have expressed concern that the continued spread of the virus could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

We believe that attractive investment opportunities may present themselves during this volatile period as in other periods of market volatility, and we may have opportunities to make investments at compelling values. However, periods of market disruption and instability, like the one we are experiencing currently, may adversely affect our access to sufficient debt and equity capital in order to take advantage of attractive investment opportunities that are created during these periods. In addition, the debt capital that will be available in the future, if any, may be at a higher cost and on less favorable terms and conditions.

In addition, pursuant to Section 61(a)(2)(C)(ii) of the 1940 Act, the principal risk factors associated with our senior securities are set forth below. However, since we already use leverage in optimizing our investment portfolio, the principal risk factors associated with our senior securities do not represent material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on June 14, 2019, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on June 14, 2020. On April 17, 2020, we filed a definitive proxy statement for a special meeting of stockholders, to be held on May 28, 2020. The definitive proxy statement sets forth a proposal to be voted upon at the special meeting that, if approved by stockholders, would have the effect of extending this approval to the one-year anniversary of the date of the special meeting. However, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of March 31, 2020, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

Lastly, the SEC has issued a proposed rule, Rule 18f-4, that if adopted would potentially constrain our ability to use leverage if we have substantial exposure to swaps and other derivatives, or have significant outstanding financial commitments to our portfolio companies.

As of March 31, 2020, we had $986.8 million of outstanding indebtedness, which had an annualized interest cost of 3.89% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes and 2024 Notes. As of March 31, 2020, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis).

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of March 31, 2020

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-23.8%	-13.7%	-3.7%	6.3%	16.4%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of March 31, 2020. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2020.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at March 31, 2020 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 3.9% by the approximately $986.8 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at March 31, 2020 to determine the “Corresponding return to stockholder.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding shares of our common stock repurchased by the Company for each month in the three month period ended March 31, 2020:

($ in thousands, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 2020	—	$—	—	$—
February 2020	—	—	—	—
March 2020	206,964	14.15	206,964	47,067
Total	206,964	$14.15	206,964	$47,067

(1)

On August 4, 2015, the Company’s Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 5, 2020. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased. The Board’s authorization expires November 30, 2020.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

10.1

Ninth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 31, 2020, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to the Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 19, 2020).

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

TPG SPECIALTY LENDING, INC.

Date: May 5, 2020	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: May 5, 2020	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer