Form 10-Q
period 2020-06-30
Sixth Street Specialty Lending, Inc.
filed 2020-08-04
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to

Commission File Number 001-36364

Sixth Street Specialty Lending, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3380000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1500, Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 621-3001

TPG Specialty Lending, Inc.

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at August 3, 2020 was 67,628,140.

SIXTH STREET SPECIALTY LENDING, INC.

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

In addition to factors previously identified elsewhere in the reports and other documents Sixth Street Specialty Lending, Inc. has filed with the Securities and Exchange Commission, or SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2020, filed with the SEC on May 5, 2020, and elsewhere in our filings with the SEC.

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

The “TSLX” and “TAO” marks are marks of Sixth Street.  Sixth Street and TPG are no longer affiliates, and accordingly, TPG is not an affiliate of ours. The products and services referred to herein are managed exclusively by Sixth Street, which is entirely responsible for their nature and performance.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,880,904 and $2,099,781, respectively)	$1,898,241	$2,147,876
Non-controlled, affiliated investments (amortized cost of $48,928 and $49,445, respectively)	52,536	50,136
Controlled, affiliated investments (amortized cost of $88,685 and $88,811, respectively)	33,067	47,916
Total investments at fair value (amortized cost of $2,018,517 and $2,238,037, respectively)	1,983,844	2,245,928
Cash and cash equivalents (restricted cash of $12,815 and $9,315, respectively)	15,937	14,143
Interest receivable	9,821	13,055
Prepaid expenses and other assets	8,994	7,805
Total Assets	$2,018,596	$2,280,931
Liabilities
Debt (net of deferred financing costs of $19,712 and $18,471, respectively)	$872,509	$1,094,467
Management fees payable to affiliate	7,666	8,234
Incentive fees payable to affiliate	8,372	7,161
Dividends payable	27,496	25,927
Other payables to affiliate	3,123	1,948
Other liabilities	16,829	23,897
Total Liabilities	935,995	1,161,634
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 67,638,457 and 66,613,671 shares issued, respectively; and 67,342,413 and 66,524,591 shares outstanding, respectively	676	666
Additional paid-in capital	1,024,045	1,009,270
Treasury stock at cost; 296,044 and 89,080 shares held, respectively	(4,291)	(1,359)
Distributable earnings	62,171	110,720
Total Net Assets	1,082,601	1,119,297
Total Liabilities and Net Assets	$2,018,596	$2,280,931
Net Asset Value Per Share	$16.08	$16.83

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$61,115	$57,632	$121,881	$104,155
Dividend income	445	—	876	—
Other income	6,439	1,940	9,227	4,018
Total investment income from non-controlled, non-affiliated investments	67,999	59,572	131,984	108,173
Investment income from non-controlled, affiliated investments:
Interest from investments	1,245	1,351	2,482	3,762
Other income	19	19	37	50
Total investment income from non-controlled, affiliated investments	1,264	1,370	2,519	3,812
Investment income from controlled, affiliated investments:
Interest from investments	971	1,481	1,998	2,920
Other income	—	4	3	8
Total investment income from controlled, affiliated investments	971	1,485	2,001	2,928
Total Investment Income	70,234	62,427	136,504	114,913
Expenses
Interest	9,851	12,724	22,760	23,094
Management fees	7,666	7,373	15,831	13,995
Incentive fees	8,372	6,606	15,513	12,256
Professional fees	1,979	1,897	3,624	3,191
Directors’ fees	195	129	423	264
Other general and administrative	1,702	1,556	3,212	3,033
Total expenses	29,765	30,285	61,363	55,833
Management and incentive fees waived (Note 3)	—	—	—	—
Net Expenses	29,765	30,285	61,363	55,833
Net Investment Income Before Income Taxes	40,469	32,142	75,141	59,080
Income taxes, including excise taxes	1,000	1,000	2,010	1,300
Net Investment Income	39,469	31,142	73,131	57,780
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	62,002	15,253	(30,757)	28,067
Non-controlled, affiliated investments	4,310	109	2,916	536
Controlled, affiliated investments	(1,215)	(4,299)	(14,723)	(7,966)
Translation of other assets and liabilities in foreign currencies	(8,379)	(764)	5,420	(2,196)
Interest rate swaps	516	6,124	9,698	9,443
Total net change in unrealized gains (losses)	57,234	16,423	(27,446)	27,884
Realized gains (losses):
Non-controlled, non-affiliated investments	—	276	75	455
Controlled, affiliated investments	(1,539)	—	(3,636)	570
Extinguishment of debt	739	—	739	—
Foreign currency transactions	(33)	(46)	(92)	(148)
Total net realized gains (losses)	(833)	230	(2,914)	877
Total Net Unrealized and Realized Gains (Losses)	56,401	16,653	(30,360)	28,761
Increase in Net Assets Resulting from Operations	$95,870	$47,795	$42,771	$86,541
Earnings per common share—basic and diluted	$1.43	$0.72	$0.64	$1.32
Weighted average shares of common stock outstanding—basic and diluted	66,957,883	65,982,373	66,807,081	65,789,976

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($44,972 par, due 10/2023)	10/16/2018	L + 6.25%	7.75%	$44,487	$45,197	4.2%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 62,223 par, due 7/2023)	7/6/2018	C + 4.75%	5.75%	46,758	45,799 (CAD 62,378)	4.2%
Alpha Midco, Inc. (3)(5)	First-lien loan ($62,009 par, due 8/2025)	8/15/2019	L + 6.75%	7.75%	60,581	60,393	5.6%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 64,505 par, due 7/2024)	7/11/2019	C + 7.00%	8.00%	48,247	47,005 (CAD 64,021)	4.3%
	First-lien revolving loan (CAD 3,150 par, due 7/2024)	7/11/2019	P + 6.00%	8.50%	2,278	2,294 (CAD 3,124)	0.2%
Exela Receivables 1, LLC (3)(5)	First-lien revolving loan ($40,000 par, due 1/2025)	5/11/2020	L + 6.75%	7.75%	40,000	40,400	3.7%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	9.43%	70,748	72,036	6.7%
	First-lien revolving loan ($2,619 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	2,595	2,639	0.2%
Motus, LLC (3)(5)	First-lien loan ($59,546 par, due 1/2024)	1/17/2018	L + 5.50%	6.50%	58,580	59,695	5.5%
Netwrix Corp. and Concept Searching, Inc. (3)(5)	First-lien loan ($19,950 par, due 10/2024)	10/17/2019	L + 5.88%	6.88%	19,533	19,601	1.8%
Nintex Global, Ltd. (3)(5)	First-lien loan ($73,846 par, due 4/2024)	3/30/2018	L + 6.25%	7.25%	72,613	74,399	6.9%
ServiceChannel Holdings, Inc. (9)	Second-lien loan ($5,045 par, due 6/2025)	6/3/2020	12.00%	12.00% PIK	4,613	4,604	0.4%
Sprinklr, Inc.	Convertible note ($3,750 par, due 5/2025)	5/20/2020	9.88%	9.88% PIK	3,673	3,675	0.3%
					430,219	432,540	39.8%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($4,357 par, due 10/2021)	10/31/2016	L + 12.00%	13.00%	4,356	4,335	0.4%
Communications
IntelePeer Holdings, Inc.	First-lien loan ($38,500 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	38,450	37,634	3.5%
	Convertible note ($350 par, due 12/2020)	2/28/2020	8.00%	8.00% PIK	232	245	0.0%
					38,682	37,879	3.5%
Education
Frontline Technologies Group, LLC (3)	First-lien loan ($65,468 par, due 9/2023)	9/18/2017	L + 5.75%	6.75%	65,116	65,141	6.0%
Illuminate Education, Inc.(3)(5)	First-lien loan ($63,700 par, due 8/2022)	8/25/2017	L + 7.25%	8.25%	63,043	63,063	5.8%
					128,159	128,204	11.8%
Financial services
AvidXchange, Inc. (3)(5)	First-lien loan ($10,587 par, due 4/2024)	10/1/2019	L + 9.00%	10.00%	10,451	10,448	1.0%
Bear OpCo, LLC (3)(5)	First-lien loan ($17,369 par, due 10/2024)	10/10/2019	L + 5.00%	6.00%	16,936	16,978	1.6%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.00%	34,380	34,475	3.2%
	First-lien revolving loan ($2,500 par, due 10/2024)	10/25/2019	P + 6.00%	9.25%	2,457	2,462	0.2%

Factor Systems, Inc. (3)(5)	First-lien loan ($29,925 par, due 1/2025)	1/17/2020	L + 7.00%	8.50%	29,323	29,492	2.7%
G Treasury SS, LLC (3)(5)	First-lien loan ($30,383 par, due 4/2023)	4/9/2018	L + 8.25%	9.25%	30,073	30,687	2.8%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,523 par, due 6/2025)	1/31/2019	L + 7.00%	8.25%	38,956	38,733	3.6%
Kyriba Corp.(3)	First-lien loan ($13,302 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	13,000	13,775	1.3%
	First-lien loan (EUR 7,919 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	8,661	8,221 (EUR 7,320)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,376	1,441	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	367	333 (EUR 296)	0.0%
PayLease, LLC (3)	First-lien loan ($63,999 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	63,365	64,319	5.9%
	First-lien revolving loan ($3,333 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	3,306	3,350	0.3%
PrimeRevenue, Inc. (3)	First-lien loan ($21,707 par, due 12/2023)	12/31/2018	L + 9.50%	11.00%	21,471	22,142	2.1%
Swift Gift, Ltd. (3)(5)	First-lien loan ($27,781 par, due 1/2022)	7/31/2017	L + 6.50%	7.50%	27,499	28,337	2.6%
					301,621	305,193	28.2%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($8,750 par, due 9/2023)	9/21/2018	11.30%	11.30%	8,326	9,316	0.9%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00% PIK	2,602	3,565	0.3%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,877	14,925	1.4%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,369	2,380	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,625 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	48,009	49,749	4.6%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($39,187 par, due 9/2021)	9/30/2015	L + 7.51%	8.01%	38,947	39,383	3.6%
Quantros, Inc. (3)(5)	First-lien loan ($18,081 par, due 12/2020)	2/29/2016	L + 8.50%	9.50%	18,023	17,493	1.6%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($37,500 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	36,725	36,375	3.4%
Valant Medical Solutions, Inc. (3)	First-lien loan ($27,936 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	27,228	27,631	2.6%
	First-lien revolving loan ($1,500 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	1,470	1,480	0.1%
Vita Bidco, Inc. (3)(5)	First-lien loan ($17,544 par, due 2/2024)	2/11/2019	L + 6.50%	7.50%	17,157	17,807	1.6%
					215,733	220,104	20.3%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($29,129 par, due 9/2021)	9/29/2015	L + 9.50%	10.00% (incl. 5.00% PIK)	27,462	27,673	2.6%
	First-lien revolving loan ($5,566 par, due 9/2021)	9/29/2015	L + 9.50%	10.00% (incl. 5.00% PIK)	5,566	5,263	0.5%
					33,028	32,936	3.1%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,662 par, due 5/2024)	7/31/2019	L + 6.50%	7.50%	34,020	34,056	3.1%

ClearCompany, LLC (3)	First-lien loan ($19,803 par, due 7/2023)	7/23/2018	L + 8.50%	10.00% (incl. 2.50% PIK)	19,631	19,407	1.8%
DaySmart Holdings, LLC (3)	First-lien loan ($30,598 par, due 10/2024)	10/1/2019	L + 7.25%	8.75%	29,879	28,330	2.6%
	First-lien revolving loan ($3,000 par, due 10/2024)	10/1/2019	P + 6.25%	9.50%	2,926	2,763	0.3%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,577 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,548	35,245 (AUD 51,190)	3.3%
	First-lien revolving loan (AUD 1,000 par, due 12/2022)	1/11/2018	B + 7.25%	8.50%	673	663 (AUD 963)	0.1%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,800 par, due 5/2024)	5/3/2019	L + 7.00%	8.00%	38,913	39,207	3.6%
Shaker International, Inc. (3)(5)	First-lien loan ($22,275 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	21,817	21,997	2.0%
					187,407	181,668	16.8%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($51,155 par, due 10/2023)	6/30/2017	L + 7.00%	8.25%	50,703	51,283	4.7%
Vertafore, Inc. (3)(11)	First-lien loan ($716 par, due 7/2025)	3/23/2020	L + 3.25%	3.43%	563	674	0.1%
					51,266	51,957	4.8%
Internet services
Gainsight, Inc. (9)	First-lien loan ($5,348 par, due 7/2025)	7/29/2019	13.00%	13.00% PIK	5,288	5,321	0.5%
Higher Logic, LLC (3)(5)	First-lien loan ($36,670 par, due 1/2022)	6/18/2018	L + 5.50%	6.50%	36,373	36,212	3.3%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	54,062	53,606	5.0%
	First-lien revolving loan ($1,979 par, due 10/2022)	10/3/2017	L + 8.00%	9.21%	1,938	1,900	0.2%
Lucidworks, Inc. (9)	First-lien loan ($12,450 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	12,324	12,528	1.2%
					109,985	109,567	10.2%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,302	31,845	2.9%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($10,500 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	10,376	10,500	1.0%
Oil, gas and consumable fuels
Energy Alloys, LLC (3)	ABL FILO term loan ($14,967 par, due 8/2024)	6/9/2020	L + 6.25%	8.25%	14,967	14,967	1.4%
	First-lien revolving loan ($3,671 par, due 8/2024)	6/9/2020	L + 6.25%	8.25%	3,671	3,671	0.3%
MD America Energy, LLC (3)	First-lien loan ($18,825 par, due 11/2023)	11/14/2018	P + 6.75%	10.00%	18,622	15,954	1.5%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($7,786 par, due 12/2020)	6/29/2018	L + 9.00%	10.00%	7,784	—	0.0%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($42,222 par, due 10/2023)	4/10/2019	L + 7.50%	9.50%	41,371	42,722	3.9%
					86,415	77,314	7.1%
Real Estate
ResMan, LLC (3)	First-lien loan ($20,907 par, due 10/2024)	10/3/2019	L + 8.00%	9.00%	20,506	20,513	1.9%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 12/2021)	9/6/2017	L + 8.50%	9.50%	31,803	32,581	3.0%

American Achievement, Corp. (3)(5)	First-lien loan ($23,549 par, due 9/2022)	9/30/2015	L + 8.25%	9.25% (incl. 3.25% PIK)	23,484	22,018	2.0%
Forever 21, Inc. (3)	ABL DIP term loan ($6,227 par, due 9/2020)	10/2/2019	L + 12.00%	12.19%	6,226	6,227	0.6%
J.C. Penney Company, Inc. (11)	ABL DIP term loan ($5,971 par, due 11/2020) (3)	6/8/2020	L + 11.75%	13.00%	5,781	6,030	0.6%
	First-lien loan ($7,060 par, due 6/2023) (3)(16)	6/5/2019	L + 4.25%	5.25%	5,608	3,177	0.3%
	First-lien secured note ($12,338 par, due 7/2023) (16)	6/5/2019	5.88%	5.88%	10,367	5,552	0.5%
Maurices, Inc. (3)(5)	ABL FILO term loan ($26,111 par, due 5/2024)	5/6/2019	L + 6.50%	7.75%	25,463	26,111	2.4%
Moran Foods, LLC (3)	ABL FILO term loan ($39,167 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	38,424	39,754	3.7%
Neiman Marcus Group Ltd., LLC (3)	ABL DIP term loan ($11,541 par, due 10/2020) (11)	5/11/2020	L + 12.75%	14.00%	11,151	11,483	1.1%
	ABL FILO term loan ($72,000 par, due 7/2021)	9/11/2019	L + 6.00%	7.50%	71,367	71,100	6.6%
	First-lien loan ($991 par, due 10/2023) (11)(16)	9/12/2019	P + 5.00%	8.25%	796	198	0.0%
					230,470	224,231	20.8%
Total Debt Investments					1,925,012	1,913,983	176.8%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)	Preferred Units (4,441,090 units)	10/16/2018			4,441	7,339	0.7%
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	3,315	0.3%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	2,195	0.2%
	Class B Shares (398,557 shares)	3/30/2018			12	—	0.0%
ServiceChannel Holdings, Inc. (13)(14)	207,991 Warrants	6/3/2020			335	335	0.0%
					2,806	5,845	0.5%
Chemicals
Vertellus Specialties, Inc. (13)(14)	Common Units (3,386,630 units)	10/31/2016			4,575	4,300	0.4%
Communications
IntelePeer Holdings, Inc. (13)(14)	280,000 Warrants	2/28/2020			183	183	0.0%
Financial services
AvidXchange, Inc. (14)	Common Shares (2,198 shares)(13)	4/7/2020			108	108	0.0%
	Preferred Shares (293,232 shares)	10/1/2019			14,823	14,120	1.3%
	Series F Preferred Shares (8,791 shares)(13)	4/7/2020			431	431	0.0%
	75,570 Warrants (13)	10/1/2019			475	475	0.0%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	3	0.0%
Swift Gift, Ltd. (13)	Common Shares (35,000 shares)	7/31/2017			3,500	10,281	0.9%
					19,344	25,418	2.2%
Healthcare
Caris Life Sciences, Ltd. (13)	633,376 Warrants	9/21/2018			192	607	0.1%
	569,991 Warrants (14)	4/2/2020			250	581	0.1%
Quantros, Inc. (13)(14)	4,685,068 Warrants	10/7/2019			139	139	0.0%
Valant Medical Solutions, Inc. (13)(15)	954,478 Warrants	4/8/2019			281	196	0.0%
Vita Topco, Inc. (13)(15)	Common Shares (1,000 shares)	2/11/2019			1,000	3,733	0.4%
					1,862	5,256	0.6%
Hotel, gaming, and leisure

IRGSE Holding Corp. (7)(13)	Class A Units (33,290,171 units) (14)	12/21/2018			21,840	83	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	48	0.0%
					21,940	131	0.0%
Human resource support services
ClearCompany, LLC (13)(15)	Class A Units (44,944 units)	8/24/2018			2,014	2,351	0.2%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (125,810 units)	10/1/2019			1,000	785	0.1%
					3,014	3,136	0.3%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017			1,020	1,241	0.1%
	Common Shares Class B (987,929 units)	6/30/2017			10	13	0.0%
					1,030	1,254	0.1%
Internet Services
Lucidworks, Inc. (13)(14)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	780	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	12,365	1.1%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-0 Member Units (1,000 units) (14)	12/12/2019			6,693	—	0.0%
	Class A-1 Member Units (1,360 units)	5/3/2017			10,366	—	0.0%
	Class A-2 Member Units (933 units)	6/4/2014			8,874	—	0.0%
					25,933	—	0.0%
Other
Anchorage Capital CLO 7, Ltd., Series 2015-7A (3)(4)(11)	Structured Product ($1,000 par, due 1/2031)	5/19/2020	L + 3.50%	4.52%	872	938	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-4A (3)(4)(11)	Structured Product ($1,300 par, due 1/2031)	5/21/2020	L + 2.90%	3.17%	1,125	1,161	0.1%
OZLM Ltd., Series 2018-18A (3)(4)(11)	Structured Product ($2,000 par, due 4/2031)	5/28/2020	L + 2.85%	3.13%	1,740	1,755	0.2%
					3,737	3,854	0.4%
Total Equity and Other Investments					93,505	69,861	6.4%
Total Investments					$2,018,517	$1,983,844	183.2%

	Interest Rate Swaps as of June 30, 2020
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.47%	7/30/2021	$11,700	$(160)	$—	$(198)
Interest rate swap (a)	L	1.36%	7/29/2022	3,200	(77)	—	(101)
Interest rate swap (a)	L	0.26%	7/29/2022	2,150	(2)	—	(2)
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	4,491	—	3,270
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	2,779	—	1,246
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	415	—	187
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(1,228)	1,252	24
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(96)	96	—
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	8,645	—	5,083
Interest rate swap (a)	L	0.33%	6/9/2023	5,000	(14)	—	(14)
Interest rate swap (a)	L + 2.28%	3.88%	11/1/2024	2,500	—	128	128
Interest rate swap (a)(b)	L	1.97%	6/25/2020	—	—	—	75
Total				376,741	14,753	1,476	9,698

Interest rate swap (a)(c)(d)	3.88%	L + 2.25%	11/1/2024	300,000	16,923	—	18,710
Interest rate swap (a)(c)(d)	3.88%	L + 2.46%	11/1/2024	50,000	2,366	—	2,366
Total				350,000	19,289	—	21,076
Cash collateral				—	(32,539)	—	—
Total derivatives				$726,741	$1,503	$1,476	$30,774

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured during the period.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(d)

A portion of the notional value of this instrument is no longer designated as an instrument in a hedge accounting relationship. The associated change in fair value is recorded within unrealized gain/(loss).

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three- or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate, the Toronto-Dominion Bank rate, or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2020.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 12.1% of total assets as of June 30, 2020.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended June 30, 2020 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the six months ended June 30, 2020

Company	Fair Value at December 31, 2019	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at June 30, 2020	Other Income	Interest Income
AFS Technologies, Inc.	$50,136	$71	$(587)	$2,916	$—	$—	$52,536	$37	$2,482
Total	$50,136	$71	$(587)	$2,916	$—	$—	$52,536	$37	$2,482

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

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2020 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2020

Company	Fair Value at December 31, 2019	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at June 30, 2020	Other Income	Interest Income
IRGSE Holding Corp.	$34,812	$3,724	$—	$(1,833)	$(3,636)	$—	$33,067	$3	$1,998
Mississippi Resources, LLC	13,104	—	(214)	(12,890)	—	—	—	—	—
Total	$47,916	$3,724	$(214)	$(14,723)	$(3,636)	$—	$33,067	$3	$1,998

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

(8)

As of June 30, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $2,018,118, resulting in estimated gross unrealized gains and losses of $94,385 and $105,401, respectively.

(9)

These investments contain a fixed rate structure. The Company entered into an interest rate swap agreement to swap to a floating rate. Refer to Note 5 for further information related to the Company’s interest rate swaps on investments.

(10)

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.

(11)	This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(12)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 6 for further information related to investments at fair value.
(13)	This equity investment is non-income producing.
(14)

All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities is $18,857, or 1.7% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.
(16)	Investment is on non-accrual status as of June 30, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2019

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($45,559 par, due 10/2023)	10/16/2018	L + 6.25%	8.05%	$45,004	$45,673	4.1%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,025 par, due 7/2023)	7/6/2018	C + 4.75%	6.83%	48,001	49,497 (CAD 64,185)	4.4%
Alpha Midco, Inc. (3)(5)	First-lien loan ($45,296 par, due 8/2025)	8/15/2019	L + 6.75%	8.75%	43,921	44,061	3.9%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 65,669 par, due 7/2024)	7/11/2019	C + 7.00%	9.03%	49,015	49,628 (CAD 64,355)	4.4%
	First-lien revolving loan (CAD 1,750 par, due 7/2024)	7/11/2019	P + 6.00%	10.00%	1,269	1,296 (CAD 1,680)	0.1%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	9.43%	70,619	71,685	6.4%
Motus, LLC (3)(5)	First-lien loan ($59,853 par, due 1/2024)	1/17/2018	L + 5.50%	7.45%	58,764	60,451	5.4%
Netwrix Corp. and Concept Searching, Inc. (3)(5)	First-lien loan ($20,000 par, due 10/2024)	10/17/2019	L + 5.88%	7.67%	19,541	19,650	1.8%
Nintex Global, Ltd. (3)(5)	First-lien loan ($74,223 par, due 4/2024)	3/30/2018	L + 6.25%	8.05%	72,844	75,151	6.7%
					363,974	371,419	33.1%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($4,147 par, due 10/2021)	10/31/2016	L + 12.00%	13.63%	4,147	4,147	0.4%
Communications
IntelePeer Holdings, Inc. (3)	First-lien loan ($35,000 par, due 12/2024)	12/2/2019	L + 8.00%	9.91%	35,000	34,711	3.1%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($75,000 par, due 9/2025)	2/28/2018	L + 5.50%	7.30%	72,055	77,438	6.9%
Frontline Technologies Group, LLC (3)	First-lien loan ($65,798 par, due 9/2023)	9/18/2017	L + 5.75%	7.55%	65,395	65,963	5.9%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,025 par, due 8/2022)	8/25/2017	L + 7.25%	9.05%	63,227	63,545	5.7%
					200,677	206,946	18.5%
Electronics
APX Group, Inc. (11)	Secured note ($1,000 par, due 12/2022)	5/31/2019	7.88%	7.88%	938	1,009	0.1%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($15,855 par, due 8/2020)	8/18/2015	L + 7.50%	9.30%	15,794	15,944	1.4%
AvidXchange, Inc. (3)(5)	First-lien loan ($10,350 par, due 4/2024)	10/1/2019	L + 9.00%	11.00%	10,195	10,236	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($17,456 par, due 10/2024)	10/10/2019	L + 5.00%	6.80%	16,978	17,063	1.5%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.80%	34,273	34,531	3.1%
G Treasury SS, LLC (3)(5)	First-lien loan ($30,000 par, due 4/2023)	4/9/2018	L + 8.25%	10.03%	29,643	30,000	2.7%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,724 par, due 6/2025)	1/31/2019	L + 7.00%	8.95%	39,099	39,128	3.5%
Kyriba Corp.(3)	First-lien loan ($12,717 par, due 4/2025)	4/9/2019	L + 9.00%	10.94% (incl. 9.00% PIK)	12,391	12,866	1.1%

	First-lien loan (EUR 7,571 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	8,258	7,759 (EUR 6,912)	0.7%
	First-lien revolving loan ($427 par, due 4/2025)	4/9/2019	L + 7.25%	9.17%	384	536	0.0%
	First-lien revolving loan (EUR 183 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	197	60 (EUR 54)	0.0%
PayLease, LLC (3)	First-lien loan ($64,327 par, due 7/2022)	7/28/2017	L + 7.25%	9.05%	63,518	65,511	5.9%
PrimeRevenue, Inc. (3)	First-lien loan ($21,144 par, due 12/2023)	12/31/2018	L + 8.50%	10.30% (incl. 5.50% PIK)	20,877	21,213	1.9%
Swift Gift, Ltd. (3)(5)	First-lien loan ($28,146 par, due 1/2022)	7/31/2017	L + 6.50%	8.31%	27,776	28,849	2.6%
					279,383	283,696	25.3%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,855	4,956	0.4%
	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,550	0.2%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.94%	14,829	14,858	1.3%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,875 par, due 10/2024)	6/30/2017	L + 7.50%	9.30%	48,104	49,875	4.5%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($40,773 par, due 9/2020)	9/30/2015	L + 7.50%	9.30%	40,556	40,875	3.7%
Quantros, Inc. (3)(5)	First-lien loan ($18,444 par, due 12/2020)	2/29/2016	L + 8.50%	10.41%	18,326	18,444	1.6%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	29,333	29,100	2.6%
Valant Medical Solutions, Inc. (3)	First-lien loan ($27,936 par, due 4/2024)	4/8/2019	L + 8.75%	10.55%	27,117	27,372	2.4%
Vita Bidco, Inc. (3)(5)	First-lien loan ($21,773 par, due 2/2024)	2/11/2019	L + 6.50%	8.30%	21,237	21,773	1.9%
					206,857	209,803	18.6%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($31,600 par, due 9/2021)	9/29/2015	L + 9.50%	11.44% (incl. 5.00% PIK)	29,746	31,047	2.8%
	First-lien revolving loan ($3,221 par, due 9/2021)	9/29/2015	L + 9.50%	11.44% (incl. 5.00% PIK)	3,221	3,128	0.3%
					32,967	34,175	3.1%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,837 par, due 5/2024)	7/31/2019	L + 6.50%	8.30%	34,122	34,228	3.1%
ClearCompany, LLC (3)	First-lien loan ($19,192 par, due 7/2023)	7/23/2018	L + 8.50%	10.34% (incl. 2.50% PIK)	18,993	19,140	1.7%
DaySmart Holdings, LLC (3)	First-lien loan ($30,247 par, due 10/2024)	10/1/2019	L + 7.25%	9.05%	29,370	29,456	2.6%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,401 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,391	36,042 (AUD 51,273)	3.2%
	First-lien revolving loan (AUD 1,000 par, due 12/2022)	1/11/2018	B + 7.25%	8.50%	714	694 (AUD 988)	0.1%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,900 par, due 5/2024)	5/3/2019	L + 7.00%	8.80%	38,914	39,187	3.5%
Shaker International, Inc. (3)(5)	First-lien loan ($22,388 par, due 5/2024)	5/15/2019	L + 7.00%	8.94%	21,879	21,940	2.0%
					183,383	180,687	16.2%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($49,813 par, due 10/2023)	6/30/2017	L + 7.00%	8.95%	49,346	50,186	4.5%

Internet services

Gainsight, Inc. (9)	First-lien loan ($3,322 par, due 7/2025)	7/29/2019	13.00%	13.00% PIK	3,255	3,284	0.3%
Higher Logic, LLC (3)(5)	First-lien loan ($37,430 par, due 1/2022)	6/18/2018	L + 6.00%	7.80%	37,034	37,243	3.3%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.04%	53,888	53,967	4.8%
Lucidworks, Inc. (9)	First-lien loan ($12,018 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	11,879	11,941	1.1%
					106,056	106,435	9.5%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.80%	32,230	32,175	2.9%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($11,500 par, due 9/2022)	9/12/2017	L + 7.75%	9.45%	11,338	11,701	1.0%
Oil, gas and consumable fuels
Energy Alloys, LLC (3)(5)	ABL FILO term loan ($22,000 par, due 8/2024)	8/28/2019	L + 6.25%	8.25%	21,171	21,260	1.9%
MD America Energy, LLC (3)	First-lien loan ($19,069 par, due 11/2023)	11/14/2018	L + 7.75%	9.67%	18,836	18,640	1.7%
Mississippi Resources, LLC (3)(7)	First-lien loan ($8,000 par, due 6/2020)	6/29/2018	L + 9.00%	10.80%	7,998	8,000	0.7%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($42,222 par, due 10/2023)	4/10/2019	L + 7.50%	9.50%	41,257	41,347	3.7%
					89,262	89,247	8.0%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,774	76,074	6.8%
Real Estate
ResMan, LLC (3)	First-lien loan ($20,648 par, due 10/2024)	10/3/2019	L + 8.00%	9.94%	20,208	20,303	1.8%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	9.64%	32,303	32,581	2.9%
American Achievement, Corp. (3)(5)	First-lien loan ($22,619 par, due 9/2022)	9/30/2015	L + 8.25%	9.95%	22,540	22,167	2.0%
Forever 21, Inc. (3)	ABL DIP term loan ($50,000 par, due 7/2020)	10/2/2019	L + 12.00%	13.81%	48,970	48,500	4.3%
J.C. Penney Company, Inc. (4)(11)	First-lien loan ($6,201 par, due 6/2023)(3)	6/5/2019	L + 4.25%	6.16%	5,358	5,451	0.5%
	First-lien secured note ($11,559 par, due 7/2023)	6/5/2019	5.88%	5.88%	9,761	9,911	0.9%
Maurices, Inc. (3)(5)	ABL FILO term loan ($27,778 par, due 5/2024)	5/6/2019	L + 6.50%	8.21%	27,014	28,958	2.6%
Moran Foods, LLC (3)	ABL FILO term loan ($39,138 par, due 12/2021)	6/21/2019	L + 6.75%	8.69%	38,750	39,138	3.5%
Neiman Marcus Group Ltd., LLC (3)	ABL FILO term loan ($72,000 par, due 7/2021)	9/11/2019	L + 6.00%	7.89%	71,086	71,100	6.4%
	First-lien loan ($996 par, due 10/2023) (11)	9/12/2019	L + 6.00%	7.71%	799	819	0.1%
Transform SR Holdings, LLC (3)	ABL FILO term loan ($75,000 par, due 2/2024)	2/11/2019	L + 7.25%	9.18%	74,359	75,750	6.8%
					330,940	334,375	30.0%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($85,159 par, due 5/2023)	5/4/2018	L + 5.75%	7.45%	83,994	90,053	8.0%
Total Debt Investments					2,150,478	2,182,815	195.0%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)	Preferred Units (4,441,090 units)	10/16/2018	4,441	4,463	0.4%
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018	1,262	2,738	0.2%
	Class B Units (517,020 units)	1/17/2018	—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018	1,197	1,939	0.2%
	Class B Shares (398,557 shares)	3/30/2018	12	20	0.0%
			2,471	4,697	0.4%
Chemicals
Vertellus Specialties, Inc. (13)(14)	Common Units (3,386,630 units)	10/31/2016	4,575	3,614	0.3%
Financial services
AvidXchange, Inc. (14)	Preferred Shares (293,232 shares)	10/1/2019	14,423	14,423	1.3%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015	7	6	0.0%
Swift Gift, Ltd. (13)	Common Shares (35,000 shares)	7/31/2017	3,500	10,255	0.9%
			17,930	24,684	2.2%
Healthcare
Caris Life Sciences, Ltd. (13)	633,376 Warrants	9/21/2018	192	192	0.0%
Quantros, Inc. (13)(14)	4,685,068 Warrants	10/7/2019	139	139	0.0%
Valant Medical Solutions, Inc. (13)(14)(15)	954,478 Warrants	4/8/2019	281	281	0.0%
Vita Topco, Inc. (13)(14)(15)	Common Shares (1,000 shares)	2/11/2019	1,000	1,442	0.1%
			1,612	2,054	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (29,440,171 units) (14)	12/21/2018	21,813	589	0.1%
	Class C-1 Units (8,800,000 units)	12/21/2018	100	48	0.0%
			21,913	637	0.1%
Human resource support services
ClearCompany, LLC (13)(15)	Class A Units (44,944 units)	8/24/2018	2,014	2,255	0.2%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (125,810 units)	10/1/2019	1,000	1,000	0.1%
			3,014	3,255	0.3%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017	1,020	1,412	0.1%
	Common Shares Class B (987,929 units)	6/30/2017	10	14	0.0%
			1,030	1,426	0.1%
Internet Services
Lucidworks, Inc. (13)(14)	Series F Preferred Shares (199,054 shares)	8/2/2019	800	800	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	12,379	1.1%

Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-0 Member Units (1,000 units) (14)	12/12/2019	6,693	5,104	0.5%
	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	—	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			25,933	5,104	0.5%
Total Equity and Other Investments			87,559	63,113	5.6%
Total Investments			$2,238,037	$2,245,928	200.6%

	Interest Rate Swaps as of December 31, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.97%	6/25/2020	$91,500	$(75)	$—	$(75)
Interest rate swap (a)	L	1.47%	7/30/2021	11,700	38	—	38
Interest rate swap (a)	L	1.36%	7/29/2022	3,200	24	—	24
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	1,221	—	3,098
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	1,533	—	994
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	228	—	150
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	3,562	—	4,100
Interest rate swap (a)(b)	L	1.72%	1/10/2020	—	—	—	(378)
Interest rate swap (a)(b)	4.50%	L + 2.86%	12/15/2019	—	—	—	1,285
Interest rate swap (a)(b)	L	2.66%	6/27/2019	—	—	—	(42)
Total				428,900	6,531	—	9,194

Interest rate swap (a)(c)	3.88%	L + 2.25%	11/1/2024	300,000	(1,787)	—	(1,787)
Total				300,000	(1,787)	—	(1,787)
Cash collateral				—	(3,737)	—	—
Total derivatives				$728,900	$1,007	$—	$7,407

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured in 2019.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(10)

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“Topic ASC 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2019	66,524,591	$666	89,080	$(1,359)	$1,009,270	$110,720	$1,119,297
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	33,662	33,662
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(84,680)	(84,680)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(2,081)	(2,081)
Decrease in Net Assets Resulting from Capital Share Transactions:
Purchases of Treasury Stock	(206,964)	—	206,964	(2,932)	—	—	(2,932)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	252,144	3	—	—	4,825	—	4,828
Dividends declared from net investment income	—	—	—	—	—	(31,358)	(31,358)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(1,016)	1,016	—
Balance at March 31, 2020	66,569,771	$669	296,044	$(4,291)	$1,013,079	$27,279	$1,036,736
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	39,469	39,469
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	57,234	57,234
Net realized gains (losses) on investments, foreign currency transactions, and extinguishment of debt	—	—	—	—	—	(833)	(833)
Decrease in Net Assets Resulting from Capital Share Transactions:
Repurchase of convertible notes	—	—	—	—	(910)	—	(910)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	772,642	7	—	—	11,876	—	11,883
Dividends declared from net investment income	—	—	—	—	—	(60,978)	(60,978)
Balance at June 30, 2020	67,342,413	$676	296,044	$(4,291)	$1,024,045	$62,171	$1,082,601

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2018	65,412,817	$655	89,080	$(1,359)	$991,919	$71,987	$1,063,202
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	26,638	26,638
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	11,460	11,460
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	647	647
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	300,145	3	—	—	5,583	—	5,586
Dividends declared from net investment income	—	—	—	—	—	(33,469)	(33,469)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(304)	304	—
Balance at March 31, 2019	65,712,962	$658	89,080	$(1,359)	$997,198	$77,567	$1,074,064
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	31,142	31,142
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	16,423	16,423
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	230	230
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	325,328	3	—	—	6,193	—	6,196
Dividends declared from net investment income	—	—	—	—	—	(26,412)	(26,412)
Balance at June 30, 2019	66,038,290	$661	89,080	$(1,359)	$1,003,391	$98,950	$1,101,643

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$42,771	$86,541
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized (gains) losses on investments	42,564	(20,637)
Net change in unrealized (gains) losses on foreign currency transactions	(5,420)	2,196
Net change in unrealized gains on interest rate swaps	(9,698)	(9,443)
Net realized (gains) losses on investments	3,561	(1,025)
Net realized gains on extinguishment of debt	(739)	—
Net realized losses on foreign currency transactions	23	10
Net amortization of discount on investments	(13,078)	(7,302)
Amortization of deferred financing costs	2,539	2,270
Amortization of discount on debt	287	450
Purchases and originations of investments, net	(211,013)	(504,367)
Proceeds from investments, net	1,014	5,229
Repayments on investments	443,138	176,691
Paid-in-kind interest	(3,897)	(3,226)
Changes in operating assets and liabilities:
Interest receivable	3,339	(1,709)
Interest receivable paid-in-kind	(105)	(474)
Prepaid expenses and other assets	(2,480)	50
Management fees payable to affiliate	(568)	304
Incentive fees payable to affiliate	1,211	(2,750)
Payable to affiliate	1,175	837
Other liabilities	24,997	6,595
Net Cash Provided by (Used) in Operating Activities	319,621	(269,760)
Cash Flows from Financing Activities
Borrowings on debt	322,481	638,253
Repayments on debt	(527,307)	(317,706)
Repurchases of debt	(31,829)	—
Deferred financing costs	(4,182)	(3,553)
Purchases of treasury stock	(2,932)	—
Dividends paid to stockholders	(74,058)	(47,847)
Net Cash Provided by (Used) in Financing Activities	(317,827)	269,147
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,794	(613)
Cash, cash equivalents, and restricted cash, beginning of period	14,143	10,575
Cash, Cash Equivalents, and Restricted Cash, End of Period	$15,937	$9,962
Supplemental Information:
Interest paid during the period	$20,078	$19,741
Excise and other taxes paid during the period	$3,900	$3,100
Dividends declared during the period	$92,336	$59,881
Reinvestment of dividends during the period	$16,711	$11,781

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

Sixth Street Specialty Lending, Inc. (formerly known as TPG Specialty Lending, Inc.) (“TSLX” or the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). TSLX is managed by Sixth Street Specialty Lending Advisers, LLC (formerly known as TSL Advisers, LLC) (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, Sixth Street SL SPV, LLC (formerly known as TPG SL SPV, LLC), a Delaware limited liability company. On May 19, 2014, the Company formed a wholly-owned subsidiary, Sixth Street SL Holding, LLC (formerly known as TSL MR, LLC), a Delaware limited liability company.

On March 21, 2014, the Company completed its initial public offering (“IPO”) and the Company’s shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “TSLX.”

Effective June 15, 2020, the Company changed its name from TPG Specialty Lending, Inc. to Sixth Street Specialty Lending, Inc.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At June 30, 2020, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

The Company applies Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC Topic 820, these levels are summarized below:

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC Topic 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company reviews pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

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

Financial and Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted in 2019 by the Company. For all derivative instruments designated in a hedge accounting relationship, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company uses certain interest rate swaps as derivative instruments to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. For derivative contracts entered into by the Company that are not designated in a hedge accounting relationship the Company presents changes in the fair value through current period earnings.

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

For the three and six months ended June 30, 2020, we recorded a net expense of $1.0 million and $2.0 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2019, we recorded a net expense of $1.0 million and $1.3 million, respectively, for U.S. federal excise tax and other taxes.

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

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

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

For the three and six months ended June 30, 2020, the Company incurred expenses of $1.3 million and $2.3 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2019, the Company incurred expenses of $1.0 million and $2.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2020, Management Fees were $7.7 million and $15.8 million, respectively. For the three and six months ended June 30, 2019, Management Fees were $7.4 million and $14.0 million, respectively.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. Any waived Management Fees are not subject to recoupment by the Adviser. As of June 30, 2020, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the three and six months ended June 30, 2020, Incentive Fees were $8.4 million and $15.5 million, respectively, all of which were realized and payable to the Adviser. For the three and six months ended June 30, 2019, Incentive Fees were $6.6 million and $12.3 million, respectively, all of which were realized and payable to the Adviser.

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

Investments at fair value consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,909,537	$1,897,559	$(11,978)
Second-lien debt investments	8,968	8,939	(29)
Mezzanine debt investments	6,507	7,485	978
Equity and other investments	93,505	69,861	(23,644)
Total Investments	$2,018,517	$1,983,844	$(34,673)

	December 31, 2019
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,143,831	$2,176,118	$32,287
Second-lien debt investments	4,147	4,147	—
Mezzanine debt investments	2,500	2,550	50
Equity and other investments	87,559	63,113	(24,446)
Total Investments	$2,238,037	$2,245,928	$7,891

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Beverage, food and tobacco	2.6%	2.2%
Business services	22.1%	16.8%
Chemicals	0.4%	0.3%
Communications	1.9%	1.5%
Education	6.5%	9.2%
Electronics	—	0.1%
Financial services	16.7%	13.7%
Healthcare	11.4%	9.4%
Hotel, gaming and leisure	1.7%	1.6%
Human resource support services	9.3%	8.2%
Insurance	2.7%	2.3%
Internet services	5.6%	4.8%
Marketing services	2.2%	2.0%
Office products	0.5%	0.5%
Oil, gas and consumable fuels	3.9%	4.2%
Other	0.2%	—
Pharmaceuticals	—	3.4%
Real Estate	1.0%	0.9%
Retail and consumer products	11.3%	14.9%
Transportation	—	4.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
United States
Midwest	10.8%	16.9%
Northeast	14.0%	15.8%
South	24.1%	19.2%
West	40.8%	38.8%
Australia	1.8%	1.6%
Bermuda	2.0%	1.7%
Canada	6.5%	6.0%
Total	100.0%	100.0%

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

In June 2019, upon maturity of the original swap transaction on an existing fixed rate investment, the Company entered into an interest rate swap transaction with a $91.5 million notional amount. The Company received three-month LIBOR and paid fixed rate interest at 1.97%. In April 2020, in connection with the repayment of the underlying investment, the Company terminated this interest rate swap.

In August 2019, in connection with two fixed rate investments, the Company entered into two interest rate swap transactions with notional amounts of $11.7 million and $3.2 million, respectively. The Company receives three-month LIBOR and pays fixed rate interest at 1.47% and 1.36%, respectively. The swap transactions mature on July 30, 2021 and July 29, 2022, respectively, matching the expected repayment dates of each investment.

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

In May 2020, in connection with the repurchase of $29.7 million of the 2022 Convertible Notes, the Company entered into two interest rate swap transactions with $27.5 million and $2.2 million notional amounts. The Company pays fixed rate interest at 4.5% and receives variable rate interest based on three-month LIBOR plus 2.11%. The swap transactions mature on August 1, 2022, matching the maturity date of the 2022 Convertible Notes.

In May 2020, in connection with the repurchase of $2.5 million of the 2024 Notes, the Company entered into an interest rate swap transaction with $2.5 million notional amount. The Company pays fixed rate interest at 3.88% and receives variable rate interest based on three-month LIBOR plus 2.28%. The swap transaction matures on November 1, 2024, matching the maturity date of the 2024 Notes. The Company de-designated $2.5 million notional amount of the existing interest rate swaps related to the 2024 Notes as hedging instruments in a hedge accounting relationship with the 2024 Notes.

In June 2020, in connection with two fixed rate investments, the Company entered into two interest rate swap transactions with notional amounts of $5.0 million and $2.2 million. The Company receives three-month LIBOR and pays fixed rate interest at 0.33% and 0.26%, respectively. The swap transactions mature on June 9, 2023 and July 29, 2022, respectively, matching the expected repayment dates of each investment.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and six months ended June 30, 2020 and 2019:

			For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)(2)	6/25/2020	$91,500	$—	$—	$—	$(456)	$440	$(16)
Interest rate swap (1)	7/30/2021	11,700	(44)	36	(8)	(87)	93	6
Interest rate swap (1)	7/29/2022	3,200	(11)	11	0	(22)	27	5
Interest rate swap (1)	7/29/2022	2,150	(0)	0	(0)	(0)	0	(0)
Interest rate swap	8/1/2022	115,000	(1,089)	1,294	205	(2,348)	2,588	240
Interest rate swap	8/1/2022	50,000	(375)	563	188	(824)	1,125	301
Interest rate swap	8/1/2022	7,500	(56)	84	28	(124)	169	45
Interest rate swap	8/1/2022	27,531	(317)	243	(74)	(317)	243	(74)
Interest rate swap	8/1/2022	2,160	(25)	19	(6)	(25)	19	(6)
Interest rate swap	1/22/2023	150,000	(1,277)	1,688	411	(2,777)	3,375	598
Interest rate swap (1)	6/9/2023	5,000	(1)	0	(1)	(1)	0	(1)
Interest rate swap	11/1/2024	300,000	(2,659)	2,906	247	(5,808)	5,813	5
Interest rate swap	11/1/2024	50,000	(470)	485	15	(753)	753	0
Interest rate swap	11/1/2024	2,500	(24)	22	(2)	(24)	22	(2)
Total		$818,241	$(6,348)	$7,351	$1,003	$(13,566)	$14,667	$1,101

			For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	6/27/2019	$91,500	$(623)	$610	$(13)	$(1,233)	$1,256	$23
Interest rate swap	12/15/2019	115,000	(1,643)	1,294	(349)	(3,231)	2,588	(643)
Interest rate swap	1/10/2020	33,333	(698)	806	108	(1,396)	1,575	179
Interest rate swap	8/1/2022	115,000	(1,446)	1,294	(152)	(2,900)	2,587	(313)
Interest rate swap	8/1/2022	50,000	(530)	562	32	(1,067)	1,125	58
Interest rate swap	8/1/2022	7,500	(80)	84	4	(160)	169	9
Interest rate swap	1/22/2023	150,000	(1,742)	1,687	(55)	(3,501)	3,375	(126)
Total		$562,333	$(6,762)	$6,337	$(425)	$(13,488)	$12,675	$(813)

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

(2)	As of June 30, 2020 this interest rate swap had been terminated due to repayment of the underlying investment.

For the three and six months ended June 30, 2020, the Company recognized $0.5 million and $9.7 million, respectively, in net change in unrealized gains on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the three and six months ended June 30, 2020, the Company recognized $2.3 million and $21.1 million, respectively, in net change in unrealized gains on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. This amount is offset by $2.3 million and $21.1 million, respectively, for a change in the carrying value of the 2024 Notes. For the three and six months ended June 30, 2019, the Company recognized $6.1 million and $9.4 million, respectively, in net change in unrealized gains on interest rate swaps in the consolidated statement of operations related to the swap transactions.

As of June 30, 2020, the swap transactions had a fair value of $34.0 million which is netted against cash collateral received on the Company’s consolidated balance sheet. As of December 31, 2019, the swap transactions had a fair value of $4.7 million which is netted against cash collateral received on the Company’s consolidated balance sheet.

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

As of June 30, 2020, $12.8 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2019, $9.3 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2020 and December 31, 2019:

	Fair Value Hierarchy at June 30, 2020
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$27,114	$1,870,445	$1,897,559
Second-lien debt investments	—	—	8,939	8,939
Mezzanine debt investments	—	—	7,485	7,485
Equity and other investments	3	3,855	66,003	69,861
Total investments at fair value	$3	$30,969	$1,952,872	$1,983,844
Interest rate swaps	—	34,042	—	34,042
Total	$3	$65,011	$1,952,872	$2,017,886

	Fair Value Hierarchy at December 31, 2019
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,191	$2,158,927	$2,176,118
Second-lien debt investments	—	—	4,147	4,147
Mezzanine debt investments	—	—	2,550	2,550
Equity and other investments	6	—	63,107	63,113
Total investments at fair value	$6	$17,191	$2,228,731	$2,245,928
Interest rate swaps	—	4,744	—	4,744
Total	$6	$21,935	$2,228,731	$2,250,672

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2020:

	As of and for the Three Months Ended
	June 30, 2020
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,976,913	$4,030	$2,855	$52,484	$2,036,282
Purchases or originations	63,452	4,565	3,534	1,705	73,256
Repayments / redemptions	(225,032)	—	—	—	(225,032)
Paid-in-kind interest	2,006	45	52	—	2,103
Net change in unrealized gains	48,894	295	981	11,810	61,980
Net realized losses	(1,269)	—	—		(1,269)
Net amortization of discount on securities	5,485	4	63	—	5,552
Transfers within Level 3	(4)	—	—	4	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,870,445	$8,939	$7,485	$66,003	$1,952,872

	As of and for the Six Months Ended
	June 30, 2020
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,927	$4,147	$2,550	$63,107	$2,228,731
Purchases or originations	178,746	4,774	3,839	2,182	189,541
Repayments / redemptions	(443,051)	—	—	—	(443,051)
Paid-in-kind interest	3,750	45	102	—	3,897
Net change in unrealized gains (losses)	(36,776)	(31)	928	687	(35,192)
Net realized losses	(3,432)	—	—	—	(3,432)
Net amortization of discount on securities	12,308	4	66	—	12,378
Transfers within Level 3	(27)	—	—	27	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,870,445	$8,939	$7,485	$66,003	$1,952,872

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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2020 and 2019:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2020 on	June 30, 2019 on
	Investments Held at	Investments Held at
	June 30, 2020	June 30, 2019
First-lien debt investments	$58,786	$6,708
Second-lien debt investments	295	(8)
Mezzanine debt investments	981	13
Equity and other investments	11,810	5,718
Total	$71,872	$12,431

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2020 on	June 30, 2019 on
	Investments Held at	Investments Held at
	June 30, 2020	June 30, 2019
First-lien debt investments	$(22,017)	$18,816
Second-lien debt investments	(31)	(17)
Mezzanine debt investments	928	63
Equity and other investments	687	2,381
Total	$(20,433)	$21,243

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2020
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,870,445	Income approach (1)	Discount rate	6.5% — 21.9% (10.5%)	Decrease
Second-lien debt investments	8,939	Income approach	Discount rate	12.8% — 14.3% (13.5%)	Decrease
Mezzanine debt investments	7,485	Income approach (2)	Discount rate	14.4% — 14.4% (14.4%)	Decrease
Equity and other investments	66,003	Market Multiple (3)	Comparable multiple	3.0x — 14.7x (8.2x)	Increase
Total	$1,952,872

(1)	Includes $16.0 million of debt investments which were valued using an asset valuation waterfall.
(2)	Includes $3.9 million of debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.
(3)

Includes $0.1 million of equity investments which were valued using a weighted valuation approach, $1.2 million of equity investments using a Black-Scholes model, $14.1 million of equity investments using a discounted cash flow approach and $1.7 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2020 and December 31, 2019, approximates its carrying value as the outstanding balance is callable at carrying value.

The fair value of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, which are categorized as Level 2 within the fair value hierarchy, as of June 30, 2020 and December 31, 2019, was $644.5 million and $640.1 million, respectively, based on broker quotes received by the Company. The aggregate principal amount of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, as of June 30, 2020 and December 31, 2019, was $640.3 million and $622.5 million, respectively.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2020 and December 31, 2019, the Company’s asset coverage was 224.0% and 200.4%, respectively.

Debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,315,000	$234,633	$1,080,367	$222,606
2022 Convertible Notes	142,809	142,809	—	140,823
2023 Notes	150,000	150,000	—	148,323
2024 Notes	347,500	347,500	—	360,757
Total Debt	$1,955,309	$874,942	$1,080,367	$872,509

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes and 2024 Notes are presented net of deferred financing costs and original issue discounts of $12.0 million, $2.0 million, $1.7 million and $6.0 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $19.3 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

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

(3)	The carrying value of the 2024 Notes is presented net of $1.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$8,363	$10,127	$19,229	$17,942
Commitment fees	1,013	672	1,812	1,419
Amortization of deferred financing costs	1,309	1,182	2,538	2,267
Accretion of original issue discount	177	225	287	450
Swap settlement	(1,011)	518	(1,106)	1,016
Total Interest Expense	$9,851	$12,724	$22,760	$23,094
Average debt outstanding (in millions)	$903.9	$919.7	$1,005.8	$813.4
Weighted average interest rate	3.3%	4.6%	3.6%	4.7%
Average 1-month LIBOR rate	0.4%	2.4%	0.9%	2.5%

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2020, the Company had outstanding debt denominated in Australian dollars (AUD) of 52.6 million, Canadian dollars (CAD) of 129.9 million, and Euro (EUR) of 8.1 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2020 and December 31, 2019, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Revolving Credit Facility is guaranteed by Sixth Street SL SPV, LLC, TC Lending, LLC and Sixth Street SL Holding, LLC. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by the Company and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

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

As of June 30, 2020 and December 31, 2019, the Company was in compliance with the terms of the Revolving Credit Facility.

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

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of June 30, 2020, the estimated adjusted conversion price was approximately $19.93 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

During the three months ended June 30, 2020, the Company repurchased on the open market and extinguished $29.7 million in aggregate principal amount of the 2022 Convertible Notes for $29.5 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.7 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchases of the 2022 Convertible Notes, the Company entered into floating-to-fixed interest rate swaps with an aggregate notional amount equal to the amount of 2022 Convertible Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the current principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, the Company’s effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

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

For the three and six months ended June 30, 2020 and 2019, the components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$1,715	$3,234	$3,656	$6,469
Accretion of original issue discount	75	223	131	445
Amortization of deferred financing costs	237	430	475	855
Total Interest Expense	$2,027	$3,887	$4,262	$7,769

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three and six months ended June 30, 2020, the Company received $2.2 million and $4.1 million, respectively, and paid $1.9 million and $3.6 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2022 Convertible Notes. During the three and six months ended June 30, 2019, the Company received $3.2 million and $6.5 million, respectively, and paid $3.7 million and $7.4 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the Convertible Notes These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	June 30, 2020	December 31, 2019
Principal amount of debt	$142,809	$172,500
Original issue discount, net of accretion/amortization	(368)	(617)
Deferred financing costs	(1,618)	(2,463)
Carrying value of debt	$140,823	$169,420
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate was three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. Please see Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of June 30, 2020 and December 31, 2019, the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 470-20. Upon conversion of any of the 2022 Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indenture governing the 2022 Convertible Notes. The Company has determined that the embedded conversion options in the 2022 Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, the Company estimated at the time of issuance separate debt and equity components of the 2022 Convertible Notes. An original issue discount equal to the equity components of the 2022 Convertible Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2022 Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively.

As of June 30, 2020 and 2019, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statement of Operations. As of June 30, 2020 and December 31, 2019 the effective hedge interest rate swaps had a fair value of $19.3 million and ($1.8) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

During the three months ended June 30, 2020, the Company repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.1 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchase of the 2024 Notes, the Company entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the current principal amount of the 2024 Notes outstanding. As a result of the swap, the Company’s effective interest rate on the outstanding 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

For the three and six months ended June 30, 2020 and 2019, the components of interest expense related to the 2023 Notes and 2024 Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$5,063	$1,688	$9,958	$3,375
Accretion of original issue discount	102	2	156	4
Amortization of deferred financing costs	418	160	814	319
Total Interest Expense	$5,583	$1,850	$10,928	$3,698

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes and 2024 Notes. During the three and six months ended June 30, 2020 the Company received $5.1 million and $10.0 million, respectively, and paid $4.4 million and $9.4 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023 and 2024 Notes. During the three and six months ended June 30, 2019 the Company received $1.7 million and $3.4 million, respectively, and paid $1.7 million and $3.5 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023 and 2024 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2020 and December 31, 2019 the components of the carrying value of the 2023 Notes and 2024 Notes and the stated interest rate were as follows:

	June 30, 2020		December 31, 2019
	2023 Notes	2024 Notes	2023 Notes	2024 Notes
Principal amount of debt	$150,000	$347,500	$150,000	$300,000
Original issue discount, net of accretion	(25)	(1,617)	(29)	(2,818)
Deferred financing costs	(1,652)	(4,415)	(1,973)	(4,057)
Fair value of an effective hedge	—	19,289	—	(1,787)
Carrying value of debt	$148,323	$360,757	$147,998	$291,338
Stated interest rate	4.50%	3.88%	4.50%	3.88%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of June 30, 2020 the Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.28% (on a weighted average basis), respectively. As of December 31, 2019 the Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.25%, respectively.

As of June 30, 2020 and December 31, 2019, the Company was in compliance with the terms of the indentures governing the 2023 Notes and 2024 Notes.

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

As of June 30, 2020 and December 31, 2019, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2020	December 31, 2019
Alpha Midco, Inc. - Delayed Draw	$2,625	$19,598
AppStar Financial, LLC - Revolver	—	2,000
AvidXchange, Inc. - Delayed Draw	4,871	5,108
BlueSnap, Inc. – Revolver	—	2,500
ClearCompany, LLC - Delayed Draw	—	1,400
Clinicient, Inc. – Revolver	1,600	4,000
DaySmart Holdings, LLC - Delayed Draw	17,152	17,503
DaySmart Holdings, LLC - Revolver	2,000	5,000
Dye & Durham Corp. - Revolver	257	1,349
Energy Alloys, LLC - Delayed Draw	—	15,000
Energy Alloys, LLC - Revolver	329	—
Exela Receivables 1, LLC - Revolver	40,000	—
Factor Systems, Inc. - Delayed Draw	13,333	—
Ferrellgas, L.P. - Revolver	—	30,000
G Treasury SS, LLC - Delayed Draw	3,367	3,750
Gainsight, Inc. - Delayed Draw	—	1,785
Integration Appliance, Inc. - Revolver	—	2,619
IntelePeer Holdings, Inc. - Convertible Note	1,400	—
IntelePeer Holdings, Inc. - Delayed Draw	3,500	3,500
IRGSE Holding Corp. - Revolver	484	2,079
J.C. Penney Company, Inc. - Delayed Draw	3,192	—
Kyriba Corp. - Delayed Draw	4,506	8,323
Kyriba Corp. - Revolver	44	1,202
Lithium Technologies, LLC - Revolver	1,979	3,959
Lucidworks, Inc. - Revolver	3,333	3,333
Neiman Marcus Group Ltd LLC - Delayed Draw	3,298	—
PageUp People, Ltd. - Revolver	2,754	2,812
PayLease, LLC - Revolver	—	3,333
PayScale Holdings, Inc. - Delayed Draw	7,667	7,667
PrimeRevenue, Inc. - Delayed Draw	1,050	—
PrimeRevenue, Inc. - Revolver	6,250	6,250
ResMan, LLC - Delayed Draw	3,343	3,602
ResMan, LLC - Revolver	2,000	2,000
Sprinklr - Delayed Draw Convertible Note	3,750	—
TherapeuticsMD, Inc. - Delayed Draw A1	7,500	7,500
TherapeuticsMD, Inc. - Delayed Draw A2	—	7,500
Valant Medical Solutions, Inc. - Delayed Draw	2,564	2,564
Valant Medical Solutions, Inc. - Revolver	500	2,000
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7,778	7,778
Total Portfolio Company Commitments (1)	$152,426	$187,014

(1)

Represents the full amount of the Company’s commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

Other Commitments and Contingencies

As of June 30, 2020 the Company had an additional unfunded commitment of $65.0 million to fund investments to a new borrower that was not a current portfolio company as of June 30, 2020. As of December 31, 2019, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2020 and December 31, 2019, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2020 and 2019. All shares issued to stockholders in the tables below are newly issued shares.

	Six Months Ended
	June 30, 2020
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 5, 2019	Base	December 13, 2019	January 15, 2020	194,470
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	57,674
February 19, 2020	Base	March 13, 2020	April 15, 2020	299,058
February 19, 2020	Special	April 15, 2020	April 30, 2020	193,723
February 19, 2020	Special	June 15, 2020	June 30, 2020	279,861
Total Shares Issued				1,024,786

	Six Months Ended
	June 30, 2019
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 6, 2018	Base	December 14, 2018	January 15, 2019	212,818
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	87,327
February 20, 2019	Base	March 15, 2019	April 15, 2019	318,114
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	7,214
Total Shares Issued				625,473

(1)	See Note 11 for further information on base, supplemental, and special dividends.

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

During the six months ended June 30, 2020, the Company repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the three months ended June 30, 2020, or during the three and six months ended June 30, 2019.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Increase in net assets resulting from operations	$95,870	$47,795	$42,771	$86,541
Weighted average shares of common stock outstanding —basic and diluted	66,957,883	65,982,373	66,807,081	65,789,976
Earnings per common share —basic and diluted	$1.43	$0.72	$0.64	$1.32

For the purpose of calculating diluted earnings per common share, the average daily closing price of the Company’s common stock for the three and six months ended June 30, 2020 was less than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of June 30, 2020. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the 2022 Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	$0.06
February 19, 2020	Base	March 13, 2020	April 15, 2020	0.41
February 19, 2020	Special	April 15, 2020	April 30, 2020	0.25
February 19, 2020	Special	June 15, 2020	June 30, 2020	0.25
May 5, 2020	Base	June 15, 2020	July 15, 2020	0.41
Total Dividends Declared				$1.38

	Six Months Ended
	June 30, 2019
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	$0.12
February 20, 2019	Base	March 15, 2019	April 15, 2019	0.39
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	0.01
May 2, 2019	Base	June 14, 2019	July 15, 2019	0.39
Total Dividends Declared				$0.91

The dividends declared during the three and six months ended June 30, 2020 and 2019 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2020 and 2019.

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Per Share Data (6)
Net asset value, beginning of period	$16.83	$16.25

Net investment income (1)	1.09	0.88
Net realized and unrealized gain (loss) (1)	(0.45)	0.44
Total from operations	0.64	1.32
Issuance of common stock, net of offering costs (2)	0.01	0.02
Repurchase of common stock (2)	0.01	—
Repurchase of debt (2)	(0.01)	—
Dividends declared from net investment income (2)	(1.38)	(0.91)
Total increase (decrease) in net assets	(0.75)	0.43
Net Asset Value, End of Period	$16.08	$16.68
Per share market value at end of period	$16.49	$19.60
Total return based on market value (3)	(16.77)%	13.38%
Total return based on net asset value (4)	3.74%	8.25%
Shares Outstanding, End of Period	67,342,413	66,038,290
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets	11.74%	10.58%
Ratio of net investment income to average net assets	13.55%	10.70%
Portfolio turnover	18.60%	18.28%
Net assets, end of period	$1,082,601	$1,101,643

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2020.

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

Overview

Sixth Street Specialty Lending, Inc. (formerly known as TPG Specialty Lending, Inc.) is a Delaware corporation formed on July 21, 2010. Effective June 15, 2020, we changed our name from TPG Specialty Lending, Inc. to Sixth Street Specialty Lending, Inc. The Adviser is our external manager. We have three wholly owned subsidiaries, TC Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, Sixth Street SL SPV, LLC (formerly known as TPG SL SPV, LLC), a Delaware limited liability company, in which we hold assets that were previously used to support our asset-backed credit facility, and Sixth Street SL Holding, LLC (formerly known as TSL MR, LLC), a Delaware limited liability company, in which we hold certain investments.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2020, we have originated more than $13.2 billion aggregate principal amount of investments and retained approximately $6.5 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2020, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 86.1% of our total investments based on fair value, had weighted average annual revenue of $113.8 million and weighted average annual EBITDA of $35.3 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2020, the largest single investment based on fair value represented 4.2% of our total investment portfolio.

As of June 30, 2020, the average investment size in each of our portfolio companies was approximately $30.5 million based on fair value.

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

As of June 30, 2020, the largest industry represented 22.1% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2020, approximately 96.1% of our portfolio was invested in secured debt, including 95.7% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended June 30, 2020, the weighted average term on new investment commitments in new portfolio companies was 4.7 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2020, we had call protection on 81.9% of our debt investments based on fair value, with weighted average call prices of 105.6% for the first year, 103.5% for the second year and 101.2% for the third year, in each case from the date of the initial investment. As of June 30, 2020, 98.8% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 98.5% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with approximately $34 billion of assets under management as of March 31, 2020. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 290 investment and operating professionals. As of June 30, 2020, thirty-four (34) of these personnel are dedicated to our business, including twenty-six (26) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2020, 98.8% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 98.5% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three and six months ended June 30, 2020, 3.1% and 2.9%, respectively, of our total investment income was comprised of PIK interest.

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

On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (SBCAA). As a result and subject to certain additional disclosure requirements, as of October 9, 2018, our minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to potentially increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one. The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity). Pursuant to the waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters.

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

Portfolio and Investment Activity

As of June 30, 2020, our portfolio based on fair value consisted of 95.7% first-lien debt investments, 0.4% second-lien debt investments, 0.4% mezzanine debt investments, and 3.5% equity and other investments. As of December 31, 2019, our portfolio based on fair value consisted of 96.5% first-lien debt investments, 0.6% second-lien debt investments, 0.1% mezzanine debt investments, and 2.8% equity and other investments.

As of June 30, 2020 and December 31, 2019, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.0% and 10.5%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.0% and 10.7%, respectively.

As of June 30, 2020 and December 31, 2019, we had investments in 65 and 63 portfolio companies, respectively, with an aggregate fair value of $1,983.8 million and $2,245.9 million, respectively.

For the three months ended June 30, 2020, the principal amount of new investments funded was $76.5 million in six new portfolio companies and six existing portfolio companies. For this period, we had $210.7 million aggregate principal amount in exits and repayments.

For the three months ended June 30, 2019, the principal amount of new investments funded was $344.0 million in twelve new portfolio companies and two existing portfolio companies. For this period, we had $128.1 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended June 30, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2020	June 30, 2019
New investment commitments:
Gross originations	$441.4	$1,495.4
Less: Syndications/sell downs	352.2	1,099.2
Total new investment commitments	$89.2	$396.2
Principal amount of investments funded:
First-lien	$62.9	$340.0
Second-lien	5.0	3.7
Mezzanine	3.8	—
Equity and other	4.8	0.3
Total	$76.5	$344.0
Principal amount of investments sold or repaid:
First-lien	$210.7	$126.8
Second-lien	—	0.8
Mezzanine	—	—
Equity and other	—	0.5
Total	$210.7	$128.1
Number of new investment commitments in new portfolio companies	6	12
Average new investment commitment amount in new portfolio companies	$9.5	$30.8
Weighted average term for new investment commitments in new portfolio companies (in years)	4.7	4.9
Percentage of new debt investment commitments at floating rates (1)	87.0%	98.0%
Percentage of new debt investment commitments at fixed rates	13.0%	2.0%
Weighted average interest rate of new investment commitments	10.2%	10.6%
Weighted average spread over LIBOR of new floating rate investment commitments (1)	9.9%	8.3%
Weighted average interest rate on investments fully sold or paid down	9.1%	11.0%

(1)	Includes one fixed rate investment for the three months ended June 30, 2020, for which we entered into an interest rate swap agreement to swap to floating rates.

As of June 30, 2020 and December 31, 2019, our investments consisted of the following:

	June 30, 2020		December 31, 2019
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,897.6	$1,909.5	$2,166.2	$2,134.1
Second-lien debt investments	8.9	9.0	14.1	13.9
Mezzanine debt investments	7.5	6.5	2.5	2.5
Equity and other investments	69.8	93.5	63.1	87.5
Total	$1,983.8	$2,018.5	$2,245.9	$2,238.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,974.9	99.6%	$2,245.9	100.0%
Non-accrual (1)	8.9	0.4	—	—
Total	$1,983.8	100.0%	$2,245.9	100.0%

	June 30, 2020		December 31, 2019
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,993.9	98.8%	$2,238.0	100.0%
Non-accrual (1)	24.6	1.2	—	—
Total	$2,018.5	100.0%	$2,238.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Weighted average total yield of debt and income producing securities (1)	10.0%	10.5%
Weighted average interest rate of debt and income producing securities	9.5%	9.9%
Weighted average spread over LIBOR of all floating rate investments (2)	9.2%	8.0%

(1)	Weighted average total portfolio yield at fair value was 9.8% at June 30, 2020 and 10.3% at December 31, 2019.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2020 and December 31, 2019. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2020			December 31, 2019
Investment	Investments at			Investments at
Performance	Fair Value		Percentage of	Fair Value	Percentage of
Rating	($ in millions)		Total Portfolio	($ in millions)	Total Portfolio
1	$1,595.6		80.4%	$1,968.0	87.6%
2	330.3		16.7	230.0	10.3
3	49.0		2.5	47.9	2.1
4	—		—	—	—
5	8.9	[1]	0.4	—	—
Total	$1,983.8		100.0%	$2,245.9	100.0%

(1)	Includes investments with an amortized cost of $33.7 million for which the fair value as of June 30, 2020 was $0.

Results of Operations

Operating results for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total investment income	$70.3	$62.4	$136.5	$114.9
Less: Net expenses	29.8	30.3	61.4	55.8
Net investment income before income taxes	40.5	32.1	75.1	59.1
Less: Income taxes, including excise taxes	1.0	1.0	2.0	1.3
Net investment income	39.5	31.1	73.1	57.8
Net realized gains (losses) (1)	(0.8)	0.3	(2.9)	0.8
Net change in unrealized gains (losses) (1)	57.2	16.4	(27.4)	27.9
Net increase in net assets resulting from operations	$95.9	$47.8	$42.8	$86.5

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest from investments	$63.4	$60.5	$126.3	$110.8
Dividend income	0.4	0.0	0.9	0.0
Other income	6.5	1.9	9.3	4.1
Total investment income	$70.3	$62.4	$136.5	$114.9

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $60.5 million for the three months ended June 30, 2019 to $63.4 million for the three months ended June 30, 2020. The increase in interest from investments was primarily a result of an increase in accelerated amortization of upfront fees from unscheduled paydowns, and prepayment fees. Accelerated amortization of upfront fees from unscheduled paydowns, increased from $2.5 million for the three months ended June 30, 2019 to $3.8 million for the three months ended June 30, 2020. Prepayment fees increased from $2.4 million for the three months ended June 30, 2019 to $10.5 million for the three months ended June 30, 2020. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on four portfolio investments, one partial paydown and earning prepayment fees on two portfolio investments during the three months ended June 30, 2019. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on three portfolio investments, partial paydowns on two portfolio investments, partial realizations on two portfolio investments and earning prepayment fees on three portfolio investments during the three months ended June 30, 2020. Other income increased from $1.9 million for the three months ended June 30, 2019 to $6.5 million for the three months ended June 30, 2020, primarily due to higher commitment and other fees during the three months ended June 30, 2020 compared to the same period in 2019.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $110.8 million for the six months ended June 30, 2019 to $126.3 million for the six months ended June 30, 2020. The increase in interest from investments was primarily a result of an increase in accelerated amortization of upfront fees and prepayment fees. Accelerated amortization of upfront fees from unscheduled paydowns increased from $2.8 million for the six months ended June 30, 2019 to $8.0 million for the six months ended June 30, 2020. Prepayment fees increased from $3.0 million for the six months ended June 30, 2019 to $13.8 million for the six months ended June 30, 2020. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on five portfolio investments, one partial paydown, and earning prepayment fees on three portfolio investments during the six months ended June 30, 2019 and full paydowns on six portfolio investments, partial paydowns on four portfolio investments, partial realizations on two portfolio investments and earning prepayment fees on six portfolio investments during the six months ended June 30, 2020. Other income increased from $4.1 million for the six months ended June 30, 2019 to $9.3 million for the six months ended June 30, 2020, primarily due to higher amendment and commitment fees earned during the six months ended June 30, 2020 compared to the same period in 2019.

Expenses

Operating expenses for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest	$9.9	$12.7	$22.8	$23.1
Management fees (net of waivers)	7.7	7.4	15.8	14.0
Incentive fees related to pre-incentive fee net investment income (net of waivers)	8.4	6.6	15.5	12.3
Incentive fees related to realized/unrealized capital gains	—	—	—	—
Professional fees	1.9	1.9	3.7	3.2
Directors fees	0.2	0.1	0.4	0.2
Other general and administrative	1.7	1.6	3.2	3.0
Net Expenses	$29.8	$30.3	$61.4	$55.8

Interest

Interest expense, including other debt financing expenses, decreased from $12.7 million for the three months ended June 30, 2019 to $9.9 million for the three months ended June 30, 2020. This decrease was primarily due to a decrease in the average debt outstanding and a decrease in the average interest rate on our debt outstanding from the three months ended June 30, 2019 to the three months ended June 30, 2020. The average interest rate on our debt outstanding decreased from 4.6% for three months ended June 30, 2019 to 3.3% for the three months ended June 30, 2020 primarily due to changes in LIBOR rates.  The average debt outstanding decreased from $919.7 million for the three months ended June 30, 2019 to $903.9 million for the three months ended June 30, 2020.

Interest expense, including other debt financing expenses, decreased from $23.1 million for the six months ended June 30, 2019 to $22.8 million for the six months ended June 30, 2020. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding from 4.7% for the six months ended June 30, 2019 to 3.6% for the six months ended June 30, 2020.

Management Fees

Management Fees increased from $7.4 million for the three months ended June 30, 2019 to $7.7 million for the three months ended June 30, 2020 due to an increase in average assets for the three months ended June 30, 2020 compared to the same period in 2019. The Adviser did not waive any Management Fees for the three months ended June 30, 2020 or 2019.

Management Fees increased from $14.0 million for the six months ended June 30, 2019 to $15.8 million for the six months ended June 30, 2020 due to an increase in average assets for the six months ended June 30, 2020 compared to the same period in 2019. The Adviser did not waive any Management Fees for the six months ended June 30, 2020 or 2019.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $6.6 million for the three months ended June 30, 2019 to $8.4 million for the three months ended June 30, 2020. This increase resulted from an increase in investment income resulting from higher interest and other income for the three months ended June 30, 2020. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended June 30, 2020 or 2019. There were no Incentive Fees related to capital gains for each of the three months ended June 30, 2020 and 2019 due to cumulative realized losses on our investments.

Incentive Fees related to pre-Incentive Fee net investment income increased from $12.3 million for the six months ended June 30, 2019 to $15.5 million for the six months ended June 30, 2020. This increase resulted from an increase in investment income resulting from higher interest and other income for the six months ended June 30, 2020. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the six months ended June 30, 2020 or 2019. There were no Incentive Fees related to capital gains for each of the six months ended June 30, 2020 and 2019 due to cumulative realized losses on our investments.

Professional Fees and Other General and Administrative Expenses

Professional fees remained constant at $1.9 million for both the three months ended June 30, 2019, and 2020. Other general and administrative fees increased from $1.6 million for the three months ended June 30, 2019 to $1.7 million for the three months ended June 30, 2020.

Professional fees increased from $3.2 million for the six months ended June 30, 2019 to $3.7 million for the six months ended June 30, 2020 primarily due to higher legal fees and independent third-party valuation firm and sub-agent costs given a larger portfolio. Other general and administrative fees increased from $3.0 million for the six months ended June 30, 2019 to $3.2 million for the six months ended June 30, 2020.

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

For the three and six months ended June 30, 2020, we recorded a net expense of $1.0 million and $2.0 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2019, we recorded a net expense of $1.0 million and $1.3 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net realized gains (losses) on investments	$(1.5)	$0.3	$(3.5)	$1.0
Net realized gains on extinguishment of debt	0.7	0.0	0.7	0.0
Net realized losses on foreign currency transactions	(0.0)	(0.0)	(0.1)	(0.1)
Net realized gains (losses) on foreign currency investments	0.3	0.0	0.2	(0.1)
Net realized gains (losses) on foreign currency borrowings	(0.3)	0.0	(0.2)	0.0
Net Realized Gains (Losses)	$(0.8)	$0.3	$(2.9)	$0.8

Change in unrealized gains on investments	$87.6	$20.2	$14.9	$32.5
Change in unrealized losses on investments	(22.5)	(9.1)	(57.4)	(11.9)
Net Change in Unrealized Gains (Losses) on Investments	$65.1	$11.1	$(42.5)	$20.6
Unrealized gains (losses) on foreign currency borrowings	(8.4)	(0.8)	5.4	(2.2)
Unrealized gains (losses) on foreign currency cash	0.0	(0.0)	0.0	0.0
Unrealized gains on interest rate swaps	0.5	6.1	9.7	9.5
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(7.9)	$5.3	$15.1	$7.3

Net Change in Unrealized Gains (Losses)	$57.2	$16.4	$(27.4)	$27.9

For the three and six months ended June 30, 2020, we had net realized losses on investments of $1.5 million and $3.5 million, respectively, primarily driven by one investment. For both the three and six months ended June 30, 2020, we had net realized gains of $0.7 million on extinguishment of debt, as a result of our repurchases of our debt securities. For the three and six months ended June 30, 2020, we had net realized gains of less than $0.1 million and $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2020, we had net realized gains of $0.3 million and $0.2 million, respectively, on foreign currency investments. For the three and six months ended June 30, 2020, we had net realized losses of $0.3 million and $0.2 million, respectively, on foreign currency borrowings. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended June 30, 2020 we had $87.6 million in unrealized gains on 57 portfolio company investments, which was offset by $22.5 million in unrealized losses on 10 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening of credit spreads. Unrealized losses primarily resulted from negative credit-related adjustments. For the six months ended June 30, 2020 we had $14.9 million in unrealized gains on 27 portfolio company investments, which was offset by $57.4 million in unrealized losses on 47 portfolio company investments.  Unrealized gains resulted from an increase in fair value, primarily due positive investment-related adjustments. Unrealized losses primarily resulted from a widening spread environment.

For the three and six months ended June 30, 2020 we had unrealized losses on foreign currency borrowings of $8.4 million and unrealized gains on foreign currency borrowings of $5.4 million, respectively, as a result of fluctuations in the AUD, CAD and EUR exchange rates. For the three and six months ended June 30, 2020, we had unrealized gains on foreign currency cash of less than $0.1. For the three and six months ended June 30, 2020, we had unrealized gains on interest rate swaps of $0.5 million and $9.7 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2020, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.2% (based on total capital invested of $4.4 billion and total proceeds from these exited investments of $5.5 billion). Ninety percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three and six months ended June 30, 2020, we incurred $8.4 million of unrealized losses and $5.4 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2020.

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

See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2020. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of June 30, 2020 and December 31, 2019, our asset coverage ratio was 224.0% and 200.4%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2020, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2020, we had approximately $1.1 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of June 30, 2020, we had $15.9 million in cash and cash equivalents, including $12.8 million of restricted cash, an increase of $1.8 million from December 31, 2019. During the six months ended June 30, 2020, we provided $319.6 million in cash from operating activities, primarily as a result of repayments and proceeds from investments of $444.2 million, other operating activity of $43.6 million and an increase in net assets resulting from operations of $42.8 million, which was partially offset by funding portfolio investments of $211.0 million. Lastly, cash used in financing activities was $317.8 million during the period, primarily due to paydowns on our Revolving Credit Facility of $527.3 million, dividends paid of $74.1 million, repurchases of debt of $31.8 million, repurchases of common stock of $2.9 million, and deferred financing costs of $4.2 million, which was partially offset by borrowings of $322.5 million.

As of June 30, 2020, we had $12.8 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $3.5 million from December 31, 2019 primarily due to increases in the notional amount and fair value of our swaps.

Equity

During the six months ended June 30, 2020 and 2019, we also issued 1,024,786 and 625,473 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $16.7 million and $11.8 million, respectively. On July 15, 2020, we issued 285,727 shares of our common stock through our dividend reinvestment plan for proceeds of $4.5 million, which is not reflected in the number of shares issued for the six months ended June 30, 2020 in this section or the consolidated financial statements for the three and six months ended June 30, 2020.

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

During the six months ended June 30, 2020, we repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the three months ended June 30, 2020, or during three and six months ended June 30, 2019.

Debt

Debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,315.0	$234.6	$1,080.4	$222.6
2022 Convertible Notes	142.8	142.8	—	140.8
2023 Notes	150.0	150.0	—	148.3
2024 Notes	347.5	347.5	—	360.8
Total Debt	$1,955.3	$874.9	$1,080.4	$872.5

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts of $12.0 million, $2.0 million, $1.7 million and $6.0 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $19.3 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

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

As of June 30, 2020 and December 31, 2019, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2020, we had outstanding debt denominated in Australian Dollars (AUD) of 52.6 million, Canadian Dollars (CAD) of 129.9 million, and Euro (EUR) of 8.1 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2020 and December 31, 2019, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Revolving Credit Facility is guaranteed by Sixth Street SL SPV, LLC, TC Lending, LLC and Sixth Street SL Holding, LLC. The Revolving Credit Facility is secured by a perfected first-priority security interest in substantially all the portfolio investments held by us and each guarantor. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

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

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of June 30, 2020, the estimated adjusted conversion price was approximately $19.93 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

During the three months ended June 30, 2020, we repurchased on the open market and extinguished $29.7 million in aggregate principal amount of the 2022 Convertible Notes for $29.5 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.7 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchases of the 2022 Convertible Notes, we entered into floating-to-fixed interest rate swaps with an aggregate notional amount equal to the amount of 2022 Convertible Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the current principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, our effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

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

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of June 30, 2020, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 470-20. Upon conversion of any of the 2022 Convertible Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indenture governing the 2022 Convertible Notes. We have determined that the embedded conversion options in the 2022 Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, we estimated at the time of issuance separate debt and equity components of the 2022 Convertible Notes. An original issue discount equal to the equity components of the 2022 Convertible Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2022 Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively.

As of June 30, 2020, the principal amount of the 2022 Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

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

In connection with the 2024 Notes offering and reopening of the 2024 Notes, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

During the three months ended June 30, 2020, we repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.1 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchase of the 2024 Notes, we entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the current principal amount of the 2024 Notes outstanding. As a result of the swap, our effective interest rate on the outstanding 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2020 and December 31, 2019, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2020	December 31, 2019
Alpha Midco, Inc. - Delayed Draw	$2.6	$19.6
AppStar Financial, LLC - Revolver	—	2.0
AvidXchange, Inc. - Delayed Draw	4.9	5.1
BlueSnap, Inc. - Revolver	—	2.5
ClearCompany, LLC - Delayed Draw	—	1.4
Clinicient, Inc. - Revolver	1.6	4.0
DaySmart Holdings, LLC - Delayed Draw	17.1	17.5
DaySmart Holdings, LLC - Revolver	2.0	5.0
Dye & Durham Corp. - Revolver	0.3	1.3
Energy Alloys, LLC - Delayed Draw	—	15.0
Energy Alloys, LLC - Revolver	0.3	—
Exela Receivables 1, LLC - Revolver	40.0	—
Factor Systems, Inc. - Delayed Draw	13.3	—
Ferrellgas, L.P. - Revolver	—	30.0
G Treasury SS, LLC - Delayed Draw	3.4	3.8
Gainsight, Inc. - Delayed Draw	—	1.8
Integration Appliance, Inc. - Revolver	—	2.6
IntelePeer Holdings, Inc. - Convertible Note	1.4	—
IntelePeer Holdings, Inc. - Delayed Draw	3.5	3.5
IRGSE Holding Corp. - Revolver	0.5	2.1
J.C. Penney Company, Inc. - Delayed Draw	3.2	—
Kyriba Corp. - Delayed Draw	4.5	8.3
Kyriba Corp. - Revolver	0.0	1.2
Lithium Technologies, LLC - Revolver	2.0	4.0
Lucidworks, Inc. - Revolver	3.3	3.3
Neiman Marcus Group Ltd LLC - Delayed Draw	3.3	—
PageUp People, Ltd. - Revolver	2.7	2.8
PayLease, LLC - Revolver	—	3.3
PayScale Holdings, Inc. - Delayed Draw	7.7	7.7
PrimeRevenue, Inc. - Delayed Draw	1.0	—
PrimeRevenue, Inc. - Revolver	6.3	6.3
ResMan, LLC - Delayed Draw	3.3	3.6
ResMan, LLC - Revolver	2.0	2.0
Sprinklr - Delayed Draw Convertible Note	3.8	—
TherapeuticsMD, Inc. - Delayed Draw A1	7.5	7.5
TherapeuticsMD, Inc. - Delayed Draw A2	—	7.5
Valant Medical Solutions, Inc. - Delayed Draw	2.6	2.6
Valant Medical Solutions, Inc. - Revolver	0.5	2.0
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7.8	7.8
Total Portfolio Company Commitments (1)	$152.4	$187.1

(1)

Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

Other Commitments and Contingencies

As of June 30, 2020 we had an additional unfunded commitment of $65.0 million to fund investments to a new borrower that was not a current portfolio company as of June 30, 2020. As of December 31, 2019, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2020 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$234.6	$—	$—	$234.6	$—
2022 Convertible Notes	142.8	—	142.8	—	—
2023 Notes	150.0	—	150.0	—	—
2024 Notes	347.5	—	—	347.5	—
Total Contractual Obligations	$874.9	$—	$292.8	$582.1	$—

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

As of June 30, 2020, 98.8% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 98.5% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes and 2024 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of June 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$41.1	$26.2	$14.9
Up 200 basis points	$22.2	$17.5	$4.7
Up 100 basis points	$4.7	$8.7	$(4.0)
Down 25 basis points	$(0.2)	$(2.1)	$1.9
Down 50 basis points	$(0.2)	$(2.7)	$2.5

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

The COVID-19 pandemic has materially and adversely affected, and is likely to continue to materially and adversely affect, our portfolio companies and the results of our operations, including our financial results.

In late 2019 and early 2020, the novel coronavirus SARS-CoV-2 and related respiratory disease COVID-19 emerged in China and spread rapidly across the world, including to the United States. This outbreak has led to, and for an unknown and potentially significant period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby. To date, cross border commercial activity and market sentiment have been negatively impacted by the outbreak and government and other measures seeking to contain its spread. With respect to the U.S. credit markets, and middle market loans and the businesses of our portfolio companies in particular, this outbreak has resulted in, and is likely to continue to result in, among other things, government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees; rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses; and liquidity issues. While these effects are hoped to be temporary, some effects could be persistent or even permanent. We cannot predict when, or if, the impacts of the COVID-19 pandemic may lessen. As a result, these conditions could result in (i) increased draws by some eligible borrowers on revolving lines of credit and/or (ii) increased requests by some borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. Further, volatility and disruption of these markets has led to greater volatility in pricing and spreads, and may lead to difficulty in valuing loans during these periods. This outbreak and its effects are having, and the effects of any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 28, 2020, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 28, 2021. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of June 30, 2020, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

Lastly, the SEC has issued a proposed rule, Rule 18f-4, that if adopted would potentially constrain our ability to use leverage if we have substantial exposure to swaps and other derivatives, or have significant outstanding financial commitments to our portfolio companies.

As of June 30, 2020, we had $874.9 million of outstanding indebtedness, which had an annualized interest cost of 3.25% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes and 2024 Notes. As of June 30, 2020, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis).

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of June 30, 2020

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-22.2%	-12.5%	-2.7%	7.0%	16.7%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of June 30, 2020. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2020.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at June 30, 2020 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 3.3% by the approximately $874.9 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at June 30, 2020 to determine the “Corresponding return to stockholder.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIXTH STREET SPECIALTY LENDING, INC.

Date: August 4, 2020	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: August 4, 2020	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer