Form 10-Q
period 2020-09-30
Sixth Street Specialty Lending, Inc.
filed 2020-11-04
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at November 3, 2020 was 67,628,140.

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2020, filed with the SEC on August 4, 2020, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,010,422 and $2,099,781, respectively)	$2,066,866	$2,147,876
Non-controlled, affiliated investments (amortized cost of $0 and $49,445, respectively)	—	50,136
Controlled, affiliated investments (amortized cost of $89,185 and $88,811, respectively)	33,899	47,916
Total investments at fair value (amortized cost of $2,099,607 and $2,238,037, respectively)	2,100,765	2,245,928
Cash and cash equivalents (restricted cash of $11,815 and $9,315, respectively)	15,660	14,143
Interest receivable	9,952	13,055
Prepaid expenses and other assets	10,272	7,805
Total Assets	$2,136,649	$2,280,931
Liabilities
Debt (net of deferred financing costs of $18,438 and $18,471, respectively)	$929,380	$1,094,467
Management fees payable to affiliate	7,839	8,234
Incentive fees payable to affiliate	8,719	7,161
Dividends payable	27,728	25,927
Other payables to affiliate	3,166	1,948
Other liabilities	18,597	23,897
Total Liabilities	995,429	1,161,634
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 67,924,184 and 66,613,671 shares issued, respectively; and 67,628,140 and 66,524,591 shares outstanding, respectively	679	666
Additional paid-in capital	1,028,532	1,009,270
Treasury stock at cost; 296,044 and 89,080 shares held, respectively	(4,291)	(1,359)
Distributable earnings	116,300	110,720
Total Net Assets	1,141,220	1,119,297
Total Liabilities and Net Assets	$2,136,649	$2,280,931
Net Asset Value Per Share	$16.87	$16.83

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$59,786	$64,451	$181,667	$168,606
Dividend income	463	—	1,339	1
Other income	8,080	2,712	17,306	6,730
Total investment income from non-controlled, non-affiliated investments	68,329	67,163	200,312	175,337
Investment income from non-controlled, affiliated investments:
Interest from investments	2,069	1,332	4,551	5,093
Other income	22	19	59	69
Total investment income from non-controlled, affiliated investments	2,091	1,351	4,610	5,162
Investment income from controlled, affiliated investments:
Interest from investments	895	1,535	2,893	4,454
Other income	1	1	4	10
Total investment income from controlled, affiliated investments	896	1,536	2,897	4,464
Total Investment Income	71,316	70,050	207,819	184,963
Expenses
Interest	8,399	12,570	31,159	35,664
Management fees	7,839	7,875	23,670	21,870
Incentive fees	8,719	7,794	24,232	20,050
Professional fees	1,562	1,760	5,186	4,951
Directors’ fees	188	139	611	403
Other general and administrative	1,505	1,619	4,717	4,652
Total expenses	28,212	31,757	89,575	87,590
Management and incentive fees waived (Note 3)	—	—	—	—
Net Expenses	28,212	31,757	89,575	87,590
Net Investment Income Before Income Taxes	43,104	38,293	118,244	97,373
Income taxes, including excise taxes	2,000	1,550	4,010	2,850
Net Investment Income	41,104	36,743	114,234	94,523
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	39,106	(11,589)	8,349	16,478
Non-controlled, affiliated investments	(3,607)	84	(691)	620
Controlled, affiliated investments	331	(4,399)	(14,392)	(12,365)
Translation of other assets and liabilities in foreign currencies	(4,557)	2,962	863	765
Interest rate swaps	(1,498)	1,464	8,200	10,908
Total net change in unrealized gains (losses)	29,775	(11,478)	2,329	16,406
Realized gains (losses):
Non-controlled, non-affiliated investments	(265)	4,868	(190)	5,323
Non-controlled, affiliated investments	11,819	—	11,819	—
Controlled, affiliated investments	(498)	—	(4,133)	570
Extinguishment of debt	—	—	739	—
Interest rate swaps	—	41	—	41
Foreign currency transactions	(78)	167	(170)	18
Total net realized gains (losses)	10,978	5,076	8,065	5,952
Total Net Unrealized and Realized Gains (Losses)	40,753	(6,402)	10,394	22,358
Increase in Net Assets Resulting from Operations	$81,857	$30,341	$124,628	$116,881
Earnings per common share—basic and diluted	$1.21	$0.46	$1.86	$1.77
Weighted average shares of common stock outstanding—basic and diluted	67,584,660	66,235,594	67,068,166	65,940,148

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 62,223 par, due 7/2023)	7/6/2018	C + 4.75%	5.75%	$46,814	$47,048 (CAD 62,845)	4.0%
Alpha Midco, Inc. (3)(5)	First-lien loan ($64,044 par, due 8/2025)	8/15/2019	L + 6.75%	7.75%	62,659	63,400	5.6%
Exela Receivables 1, LLC (3)(5)	First-lien revolving loan ($40,000 par, due 1/2025)	5/11/2020	L + 6.75%	7.75%	40,000	40,800	3.6%
ForeScout Technologies, Inc. (3)	First-lien loan ($4,500 par, due 8/2026)	8/17/2020	L + 9.50%	10.50% PIK	4,377	4,412	0.4%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	70,803	72,215	6.3%
	First-lien revolving loan ($1,310 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	1,287	1,336	0.1%
Motus, LLC (3)(5)	First-lien loan ($61,960 par, due 1/2024)	1/17/2018	L + 5.50%	6.50%	60,994	63,044	5.5%
Netwrix Corp. (3)(5)	First-lien loan ($27,511 par, due 9/2026)	9/30/2020	L + 6.25%	7.25%	26,452	26,411	2.3%
Nintex Global, Ltd. (3)(5)	First-lien loan ($73,657 par, due 4/2024)	3/30/2018	L + 6.25%	7.25%	72,499	75,314	6.6%
ServiceChannel Holdings, Inc. (9)	Second-lien loan ($5,200 par, due 6/2025)	6/3/2020	12.00%	12.00% PIK	4,817	4,823	0.4%
Sprinklr, Inc.	Convertible note ($3,824 par, due 5/2025)	5/20/2020	9.88%	9.88% PIK	3,758	4,350	0.4%
Tech Data Corp. (3)(11)	ABL FILO term loan ($12,000 par, due 6/2025)	7/10/2020	L + 5.50%	5.64%	11,046	11,685	1.0%
WideOrbit, Inc. (3)	First-lien loan ($60,093 par, due 7/2025)	7/8/2020	L + 8.50%	9.75%	59,153	60,580	5.3%
					464,659	475,418	41.5%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($4,357 par, due 10/2021)	10/31/2016	L + 12.00%	13.00%	4,357	4,379	0.4%
Communications
IntelePeer Holdings, Inc.	First-lien loan ($42,992 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	42,882	42,347	3.7%
	Convertible note ($350 par, due 12/2020)	2/28/2020	8.00%	8.00% PIK	291	227	0.0%
					43,173	42,574	3.7%
Education
EMS Linq, Inc. (3)(5)	First-lien loan ($27,500 par, due 9/2025)	9/17/2020	L + 7.75%	8.75%	26,668	26,881	2.4%
Frontline Technologies Group, LLC (3)	First-lien loan ($65,303 par, due 9/2023)	9/18/2017	L + 5.75%	6.75%	64,977	65,630	5.8%
Illuminate Education, Inc.(3)(5)	First-lien loan ($63,538 par, due 8/2022)	8/25/2017	L + 6.25%	7.25%	62,953	63,220	5.6%
					154,598	155,731	13.8%
Financial services
AvidXchange, Inc. (3)(5)	First-lien loan ($10,708 par, due 4/2024)	10/1/2019	L + 9.00%	10.00%	10,583	10,708	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($17,325 par, due 10/2024)	10/10/2019	L + 5.00%	6.00%	16,916	17,022	1.5%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.00%	34,410	34,912	3.1%

	First-lien revolving loan ($2,500 par, due 10/2024)	10/25/2019	P + 6.00%	9.25%	2,459	2,494	0.2%
Factor Systems, Inc. (3)(5)	First-lien loan ($29,850 par, due 1/2025)	1/17/2020	L + 7.00%	8.50%	29,278	29,850	2.6%
G Treasury SS, LLC (3)(5)	First-lien loan ($30,844 par, due 4/2023)	4/9/2018	L + 8.25%	9.25%	30,559	31,307	2.7%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,423 par, due 6/2025)	1/31/2019	L + 7.00%	8.25%	38,886	39,226	3.4%
Kyriba Corp.(3)	First-lien loan ($13,608 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	13,318	14,499	1.3%
	First-lien loan (EUR 8,102 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	8,883	8,598 (EUR 7,332)	0.7%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,378	1,827	0.2%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	368	356 (EUR 304)	0.0%
PayLease, LLC (3)	First-lien loan ($63,835 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	63,273	64,793	5.7%
	First-lien revolving loan ($3,333 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	3,309	3,383	0.3%
PrimeRevenue, Inc. (3)	First-lien loan ($22,007 par, due 12/2023)	12/31/2018	L + 9.50%	11.00%	21,786	22,732	2.1%
Swift Gift, Ltd. (3)(5)	First-lien loan ($27,599 par, due 1/2022)	7/31/2017	L + 6.50%	7.50%	27,360	27,806	2.5%
					302,766	309,513	27.2%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($8,750 par, due 9/2023)	9/21/2018	11.30%	11.30%	8,368	9,447	0.8%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	4,840	0.4%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,884	15,000	1.3%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,371	2,400	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,500 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	47,962	50,243	4.4%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($38,910 par, due 9/2021)	9/30/2015	L + 7.51%	8.01%	38,717	38,910	3.4%
Quantros, Inc. (3)(5)	First-lien loan ($17,931 par, due 12/2020)	2/29/2016	L + 8.50%	9.50%	17,902	17,034	1.5%
Valant Medical Solutions, Inc. (3)	First-lien loan ($28,236 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	27,568	28,389	2.5%
	First-lien revolving loan ($1,500 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	1,472	1,510	0.1%
Vita Bidco, Inc. (3)(5)	First-lien loan ($9,058 par, due 2/2024)	2/11/2019	L + 6.50%	7.50%	8,871	9,194	0.8%
					170,717	176,967	15.4%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($29,503 par, due 9/2021)	9/29/2015	L + 9.50%	10.00% (incl. 5.00% PIK)	27,836	28,249	2.5%
	First-lien revolving loan ($5,690 par, due 9/2021)	9/29/2015	L + 9.50%	10.00% (incl. 5.00% PIK)	5,690	5,433	0.5%
					33,526	33,682	3.0%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,575 par, due 5/2024)	7/31/2019	L + 6.50%	7.50%	33,970	34,489	3.0%

ClearCompany, LLC (3)	First-lien loan ($19,929 par, due 7/2023)	7/23/2018	L + 8.75%	10.25% (incl. 2.50% PIK)	19,770	19,880	1.8%
DaySmart Holdings, LLC (3)	First-lien loan ($30,858 par, due 10/2024)	10/1/2019	L + 7.25%	8.75%	30,176	30,142	2.7%
	First-lien revolving loan ($3,000 par, due 10/2024)	10/1/2019	L + 7.25%	8.75%	2,930	2,925	0.3%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,622 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,610	37,101 (AUD 51,763)	3.1%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,750 par, due 5/2024)	5/3/2019	L + 7.00%	8.00%	38,914	39,750	3.5%
Shaker International, Inc. (3)(5)	First-lien loan ($22,219 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	21,788	22,219	1.9%
					187,158	186,506	16.3%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($50,961 par, due 10/2023)	6/30/2017	L + 7.00%	8.25%	50,541	51,598	4.5%
Internet services
Gainsight, Inc. (9)	First-lien loan ($5,525 par, due 7/2025)	7/29/2019	13.00%	13.00% PIK	5,468	5,539	0.5%
Higher Logic, LLC (3)(5)	First-lien loan ($36,290 par, due 1/2022)	6/18/2018	L + 5.50%	6.50%	36,042	36,199	3.2%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	54,126	53,606	4.7%
	First-lien revolving loan ($660 par, due 10/2022)	10/3/2017	L + 8.00%	9.21%	623	581	0.1%
Lucidworks, Inc. (9)	First-lien loan ($12,674 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	12,556	12,874	1.1%
					108,815	108,799	9.6%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,339	32,010	2.8%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($8,232 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	8,144	8,273	0.7%
Oil, gas and consumable fuels
Energy Alloys, LLC (3)	ABL FILO term loan ($6,964 par, due 8/2024)	6/9/2020	L + 6.25%	8.25%	6,964	6,964	0.6%
MD America Energy, LLC (3)(16)	First-lien loan ($18,135 par, due 11/2023)	11/14/2018	P + 6.75%	10.00%	17,939	14,463	1.3%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($7,786 par, due 12/2020)	6/29/2018	L + 9.00%	10.00%	7,784	—	0.0%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($29,060 par, due 10/2024)	4/10/2019	L + 7.50%	9.50%	28,431	29,060	2.6%
					61,118	50,487	4.5%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($27,665 par, due 8/2025)	8/7/2020	L + 9.00%	10.00% (incl. 4.00% PIK)	26,419	26,536	2.3%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($37,500 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	35,779	36,562	3.2%
					62,198	63,098	5.5%
Real Estate
ResMan, LLC (3)	First-lien loan ($29,101 par, due 10/2024)	10/3/2019	L + 8.75%	9.75%	28,565	29,009	2.5%
Retail and consumer products

99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 12/2021)	9/6/2017	L + 8.50%	9.50%	31,916	33,231	2.9%
American Achievement, Corp. (3)(5)	First-lien loan ($23,745 par, due 9/2022)	9/30/2015	L + 8.25%	9.25% (incl. 3.25% PIK)	23,687	21,964	1.9%
Centric Brands, Inc. (3)(5)	First-lien revolving loan ($79,410 par, due 10/2020)	7/16/2020	L + 6.50%	7.50%	78,884	79,410	7.0%
Designer Brands, Inc. (3)(4)	ABL First-lien loan ($50,000 par, due 8/2025)	8/7/2020	L + 8.50%	9.75%	48,779	49,250	4.3%
J.C. Penney Company, Inc. (11)	ABL DIP term loan ($12,198 par, due 11/2020) (3)	6/8/2020	L + 11.75%	13.00%	12,204	15,369	1.4%
	First-lien loan ($678 par, due 6/2023) (3)(16)	6/9/2020	L + 4.25%	5.25%	261	209	0.0%
	First-lien loan ($3,520 par, due 6/2023) (3)(16)	6/5/2019	L + 4.25%	5.25%	2,949	1,091	0.1%
	First-lien secured note ($12,717 par, due 7/2023) (16)	6/5/2019	5.88%	5.88%	10,404	3,942	0.4%
Maurices, Inc. (3)(5)	ABL FILO term loan ($24,444 par, due 5/2024)	5/6/2019	L + 6.50%	7.75%	23,872	24,933	2.2%
Moran Foods, LLC (3)	ABL FILO term loan ($38,333 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	37,648	39,004	3.4%
NMG Holding Company, Inc. (3)(11)	First-lien term loan ($17,004 par, due 9/2025)	9/25/2020	L + 12.00%	13.00%	13,138	17,401	1.5%
					283,742	285,804	25.1%
Total Debt Investments					1,996,416	2,013,848	176.5%

Equity and Other Investments
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	3,296	0.3%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	2,640	0.2%
	Class B Shares (398,557 shares)	3/30/2018			12	27	0.0%
ServiceChannel Holdings, Inc. (13)(14)	207,991 Warrants	6/3/2020			335	335	0.0%
WideOrbit, Inc. (13)(14)	1,567,807 Warrants	7/8/2020			327	327	0.0%
					3,133	6,625	0.5%
Chemicals
Vertellus Specialties, Inc. (13)(14)	Common Units (6,720,658 units)	10/31/2016			4,575	9,825	0.9%
Communications
IntelePeer Holdings, Inc. (13)(14)	280,000 Warrants	2/28/2020			183	183	0.0%
Financial services
AvidXchange, Inc. (14)	Common Shares (2,198 shares)(13)	4/7/2020			108	108	0.0%
	Preferred Shares (293,232 shares)	10/1/2019			15,286	15,171	1.3%
	Series F Preferred Shares (8,791 shares)(13)	4/7/2020			431	431	0.0%
	75,570 Warrants (13)	10/1/2019			475	1,293	0.1%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	3	0.0%
Swift Gift, Ltd. (13)	Common Shares (35,000 shares)	7/31/2017			3,500	10,447	0.9%
					19,807	27,453	2.3%
Healthcare
Caris Life Sciences, Ltd. (13)	633,376 Warrants	9/21/2018			192	993	0.1%
	569,991 Warrants (14)	4/2/2020			250	911	0.1%
Quantros, Inc. (13)(14)	363 AA Preferred Stock Warrants	10/7/2019			139	139	0.0%
	2,748 A Preferred Stock Warrants	10/7/2019			—	—	0.0%
	4,681,958 Common Stock Warrants	10/7/2019			—	—	0.0%

Valant Medical Solutions, Inc. (13)(15)	954,478 Warrants	4/8/2019			281	237	0.0%
Vita Topco, Inc. (13)(15)	Common Shares (1,000 shares)	2/11/2019			1,000	4,070	0.4%
					1,862	6,350	0.6%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (33,790,171 units) (14)	12/21/2018			21,842	169	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	48	0.0%
					21,942	217	0.0%
Human resource support services
ClearCompany, LLC (13)(15)	Class A Units (44,944 units)	8/24/2018			2,014	2,865	0.3%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (125,810 units)	10/1/2019			1,000	995	0.1%
					3,014	3,860	0.4%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017			1,020	1,242	0.1%
	Common Shares Class B (987,929 units)	6/30/2017			10	13	0.0%
					1,030	1,255	0.1%
Internet Services
Lucidworks, Inc. (13)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	824	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	13,056	1.1%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-0 Member Units (1,000 units) (14)	12/12/2019			6,693	—	0.0%
	Class A-1 Member Units (1,360 units)	5/3/2017			10,366	—	0.0%
	Class A-2 Member Units (933 units)	6/4/2014			8,874	—	0.0%
					25,933	—	0.0%
Pharmaceuticals
TherapeuticsMD, Inc. (13)(14)	712,817 Warrants	8/5/2020			1,029	1,029	0.1%
Retail and consumer products
NMG Parent LLC Com Unit (13)(14)	Common Shares (110,210 shares)	9/29/2020			6,613	6,613	0.6%

Other Investments
Carlyle Global Market Strategies CLO Ltd, Series 2018-4A (3)(4)(11)	Structured Product ($1,300 par, due 1/2031)	5/21/2020	L + 2.90%	3.17%	1,126	1,179	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	6.02%	1,198	1,223	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(11)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	6.43%	3,387	3,368	0.3%
Madison Park Funding Ltd, Series 2014-14A (3)(4)(11)	Structured Product ($2,400 par, due 10/2030)	8/11/2020	L + 5.80%	6.06%	1,977	2,089	0.2%
OZLM Ltd., Series 2018-18A (3)(4)(11)	Structured Product ($2,000 par, due 4/2031)	5/28/2020	L + 2.85%	3.13%	1,742	1,768	0.2%
					9,430	9,627	0.9%
Total Equity and Other Investments					103,191	86,917	7.6%
Total Investments					$2,099,607	$2,100,765	184.1%

	Interest Rate Swaps as of September 30, 2020
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.47%	7/30/2021	$11,700	$(127)	$—	$(165)
Interest rate swap (a)	L	1.36%	7/29/2022	3,200	(68)	—	(92)
Interest rate swap (a)	L	0.26%	7/29/2022	2,150	(2)	—	(2)
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	3,993	—	2,772
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	2,462	—	929
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	368	—	140
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(1,091)	1,252	161
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(86)	96	10
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	7,819	—	4,257
Interest rate swap (a)	L	0.33%	6/9/2023	5,000	(13)	—	(13)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	128
Interest rate swap (a)(b)	L	1.97%	6/25/2020	—	—	—	75
Total				376,741	13,255	1,476	8,200

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	15,860	—	17,647
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	2,215	—	2,215
Total				350,000	18,075	—	19,862
Cash collateral				—	(29,999)	—	—
Total derivatives				$726,741	$1,331	$1,476	$28,062

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured during the period.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(d)

$2.5 million in aggregate notional value of these instruments is no longer designated as instruments in a hedge accounting relationship. The associated change in fair value of the de-designated portion is recorded within unrealized gain/(loss).

(e)	The fair market value of this instrument is presented net with the $2.5 million in aggregate notional value of instruments no longer designated as instruments in a hedge accounting relationship.
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three- or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2020.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 13.1% of total assets as of September 30, 2020.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended September 30, 2020 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the nine months ended September 30, 2020

Company	Fair Value at December 31, 2019	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at September 30, 2020	Other Income	Interest Income
AFS Technologies, Inc.	$50,136	$555	$(61,819)	$(691)	$11,819	$—	$—	$59	$4,551
Total	$50,136	$555	$(61,819)	$(691)	$11,819	$—	$—	$59	$4,551

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

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2020 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2020

Company	Fair Value at December 31, 2019	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at September 30, 2020	Other Income	Interest Income
IRGSE Holding Corp.	$34,812	$4,722	$—	$(1,502)	$(4,133)	$—	$33,899	$4	$2,893
Mississippi Resources, LLC	13,104	—	(214)	(12,890)	—	—	—	—	—
Total	$47,916	$4,722	$(214)	$(14,392)	$(4,133)	$—	$33,899	$4	$2,893

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

(8)

As of September 30, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $2,100,832, resulting in estimated gross unrealized gains and losses of $118,178 and $100,245, respectively.

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
(14)

All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities is $32,517, or 2.8% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.
(16)	Investment is on non-accrual status as of September 30, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2019

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($45,559 par, due 10/2023)	10/16/2018	L + 6.25%	8.05%	$45,004	$45,673	4.1%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,025 par, due 7/2023)	7/6/2018	C + 4.75%	6.83%	48,001	49,497 (CAD 64,185)	4.4%
Alpha Midco, Inc. (3)(5)	First-lien loan ($45,296 par, due 8/2025)	8/15/2019	L + 6.75%	8.75%	43,921	44,061	3.9%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 65,669 par, due 7/2024)	7/11/2019	C + 7.00%	9.03%	49,015	49,628 (CAD 64,355)	4.4%
	First-lien revolving loan (CAD 1,750 par, due 7/2024)	7/11/2019	P + 6.00%	10.00%	1,269	1,296 (CAD 1,680)	0.1%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	9.43%	70,619	71,685	6.4%
Motus, LLC (3)(5)	First-lien loan ($59,853 par, due 1/2024)	1/17/2018	L + 5.50%	7.45%	58,764	60,451	5.4%
Netwrix Corp. and Concept Searching, Inc. (3)(5)	First-lien loan ($20,000 par, due 10/2024)	10/17/2019	L + 5.88%	7.67%	19,541	19,650	1.8%
Nintex Global, Ltd. (3)(5)	First-lien loan ($74,223 par, due 4/2024)	3/30/2018	L + 6.25%	8.05%	72,844	75,151	6.7%
					363,974	371,419	33.1%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($4,147 par, due 10/2021)	10/31/2016	L + 12.00%	13.63%	4,147	4,147	0.4%
Communications
IntelePeer Holdings, Inc. (3)	First-lien loan ($35,000 par, due 12/2024)	12/2/2019	L + 8.00%	9.91%	35,000	34,711	3.1%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($75,000 par, due 9/2025)	2/28/2018	L + 5.50%	7.30%	72,055	77,438	6.9%
Frontline Technologies Group, LLC (3)	First-lien loan ($65,798 par, due 9/2023)	9/18/2017	L + 5.75%	7.55%	65,395	65,963	5.9%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,025 par, due 8/2022)	8/25/2017	L + 7.25%	9.05%	63,227	63,545	5.7%
					200,677	206,946	18.5%
Electronics
APX Group, Inc. (11)	Secured note ($1,000 par, due 12/2022)	5/31/2019	7.88%	7.88%	938	1,009	0.1%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($15,855 par, due 8/2020)	8/18/2015	L + 7.50%	9.30%	15,794	15,944	1.4%
AvidXchange, Inc. (3)(5)	First-lien loan ($10,350 par, due 4/2024)	10/1/2019	L + 9.00%	11.00%	10,195	10,236	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($17,456 par, due 10/2024)	10/10/2019	L + 5.00%	6.80%	16,978	17,063	1.5%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.80%	34,273	34,531	3.1%
G Treasury SS, LLC (3)(5)	First-lien loan ($30,000 par, due 4/2023)	4/9/2018	L + 8.25%	10.03%	29,643	30,000	2.7%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,724 par, due 6/2025)	1/31/2019	L + 7.00%	8.95%	39,099	39,128	3.5%
Kyriba Corp.(3)	First-lien loan ($12,717 par, due 4/2025)	4/9/2019	L + 9.00%	10.94% (incl. 9.00% PIK)	12,391	12,866	1.1%

	First-lien loan (EUR 7,571 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	8,258	7,759 (EUR 6,912)	0.7%
	First-lien revolving loan ($427 par, due 4/2025)	4/9/2019	L + 7.25%	9.17%	384	536	0.0%
	First-lien revolving loan (EUR 183 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	197	60 (EUR 54)	0.0%
PayLease, LLC (3)	First-lien loan ($64,327 par, due 7/2022)	7/28/2017	L + 7.25%	9.05%	63,518	65,511	5.9%
PrimeRevenue, Inc. (3)	First-lien loan ($21,144 par, due 12/2023)	12/31/2018	L + 8.50%	10.30% (incl. 5.50% PIK)	20,877	21,213	1.9%
Swift Gift, Ltd. (3)(5)	First-lien loan ($28,146 par, due 1/2022)	7/31/2017	L + 6.50%	8.31%	27,776	28,849	2.6%
					279,383	283,696	25.3%
Healthcare
Caris Life Sciences, Ltd.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,855	4,956	0.4%
	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,550	0.2%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.94%	14,829	14,858	1.3%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,875 par, due 10/2024)	6/30/2017	L + 7.50%	9.30%	48,104	49,875	4.5%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($40,773 par, due 9/2020)	9/30/2015	L + 7.50%	9.30%	40,556	40,875	3.7%
Quantros, Inc. (3)(5)	First-lien loan ($18,444 par, due 12/2020)	2/29/2016	L + 8.50%	10.41%	18,326	18,444	1.6%
Valant Medical Solutions, Inc. (3)	First-lien loan ($27,936 par, due 4/2024)	4/8/2019	L + 8.75%	10.55%	27,117	27,372	2.4%
Vita Bidco, Inc. (3)(5)	First-lien loan ($21,773 par, due 2/2024)	2/11/2019	L + 6.50%	8.30%	21,237	21,773	1.9%
					177,524	180,703	16.0%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($31,600 par, due 9/2021)	9/29/2015	L + 9.50%	11.44% (incl. 5.00% PIK)	29,746	31,047	2.8%
	First-lien revolving loan ($3,221 par, due 9/2021)	9/29/2015	L + 9.50%	11.44% (incl. 5.00% PIK)	3,221	3,128	0.3%
					32,967	34,175	3.1%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,837 par, due 5/2024)	7/31/2019	L + 6.50%	8.30%	34,122	34,228	3.1%
ClearCompany, LLC (3)	First-lien loan ($19,192 par, due 7/2023)	7/23/2018	L + 8.50%	10.34% (incl. 2.50% PIK)	18,993	19,140	1.7%
DaySmart Holdings, LLC (3)	First-lien loan ($30,247 par, due 10/2024)	10/1/2019	L + 7.25%	9.05%	29,370	29,456	2.6%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,401 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,391	36,042 (AUD 51,273)	3.2%
	First-lien revolving loan (AUD 1,000 par, due 12/2022)	1/11/2018	B + 7.25%	8.50%	714	694 (AUD 988)	0.1%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,900 par, due 5/2024)	5/3/2019	L + 7.00%	8.80%	38,914	39,187	3.5%
Shaker International, Inc. (3)(5)	First-lien loan ($22,388 par, due 5/2024)	5/15/2019	L + 7.00%	8.94%	21,879	21,940	2.0%
					183,383	180,687	16.2%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($49,813 par, due 10/2023)	6/30/2017	L + 7.00%	8.95%	49,346	50,186	4.5%

Internet services
Gainsight, Inc. (9)	First-lien loan ($3,322 par, due 7/2025)	7/29/2019	13.00%	13.00% PIK	3,255	3,284	0.3%

Higher Logic, LLC (3)(5)	First-lien loan ($37,430 par, due 1/2022)	6/18/2018	L + 6.00%	7.80%	37,034	37,243	3.3%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.04%	53,888	53,967	4.8%
Lucidworks, Inc. (9)	First-lien loan ($12,018 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	11,879	11,941	1.1%
					106,056	106,435	9.5%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.80%	32,230	32,175	2.9%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($11,500 par, due 9/2022)	9/12/2017	L + 7.75%	9.45%	11,338	11,701	1.0%
Oil, gas and consumable fuels
Energy Alloys, LLC (3)(5)	ABL FILO term loan ($22,000 par, due 8/2024)	8/28/2019	L + 6.25%	8.25%	21,171	21,260	1.9%
MD America Energy, LLC (3)	First-lien loan ($19,069 par, due 11/2023)	11/14/2018	L + 7.75%	9.67%	18,836	18,640	1.7%
Mississippi Resources, LLC (3)(7)	First-lien loan ($8,000 par, due 6/2020)	6/29/2018	L + 9.00%	10.80%	7,998	8,000	0.7%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($42,222 par, due 10/2023)	4/10/2019	L + 7.50%	9.50%	41,257	41,347	3.7%
					89,262	89,247	8.0%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,774	76,074	6.8%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	29,333	29,100	2.6%
					104,107	105,174	9.4%
Real Estate
ResMan, LLC (3)	First-lien loan ($20,648 par, due 10/2024)	10/3/2019	L + 8.00%	9.94%	20,208	20,303	1.8%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	9.64%	32,303	32,581	2.9%
American Achievement, Corp. (3)(5)	First-lien loan ($22,619 par, due 9/2022)	9/30/2015	L + 8.25%	9.95%	22,540	22,167	2.0%
Forever 21, Inc. (3)	ABL DIP term loan ($50,000 par, due 7/2020)	10/2/2019	L + 12.00%	13.81%	48,970	48,500	4.3%
J.C. Penney Company, Inc. (4)(11)	First-lien loan ($6,201 par, due 6/2023)(3)	6/5/2019	L + 4.25%	6.16%	5,358	5,451	0.5%
	First-lien secured note ($11,559 par, due 7/2023)	6/5/2019	5.88%	5.88%	9,761	9,911	0.9%
Maurices, Inc. (3)(5)	ABL FILO term loan ($27,778 par, due 5/2024)	5/6/2019	L + 6.50%	8.21%	27,014	28,958	2.6%
Moran Foods, LLC (3)	ABL FILO term loan ($39,138 par, due 12/2021)	6/21/2019	L + 6.75%	8.69%	38,750	39,138	3.5%
Neiman Marcus Group Ltd., LLC (3)	ABL FILO term loan ($72,000 par, due 7/2021)	9/11/2019	L + 6.00%	7.89%	71,086	71,100	6.4%
	First-lien loan ($996 par, due 10/2023) (11)	9/12/2019	L + 6.00%	7.71%	799	819	0.1%
Transform SR Holdings, LLC (3)	ABL FILO term loan ($75,000 par, due 2/2024)	2/11/2019	L + 7.25%	9.18%	74,359	75,750	6.8%
					330,940	334,375	30.0%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($85,159 par, due 5/2023)	5/4/2018	L + 5.75%	7.45%	83,994	90,053	8.0%
Total Debt Investments					2,150,478	2,182,815	195.0%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)	Preferred Units (4,441,090 units)	10/16/2018			4,441	4,463	0.4%

Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018	1,262	2,738	0.2%
	Class B Units (517,020 units)	1/17/2018	—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018	1,197	1,939	0.2%
	Class B Shares (398,557 shares)	3/30/2018	12	20	0.0%
			2,471	4,697	0.4%
Chemicals
Vertellus Specialties, Inc. (13)(14)	Common Units (3,386,630 units)	10/31/2016	4,575	3,614	0.3%

Financial services
AvidXchange, Inc. (14)	Preferred Shares (293,232 shares)	10/1/2019	14,423	14,423	1.3%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015	7	6	0.0%
Swift Gift, Ltd. (13)	Common Shares (35,000 shares)	7/31/2017	3,500	10,255	0.9%
			17,930	24,684	2.2%
Healthcare
Caris Life Sciences, Ltd. (13)	633,376 Warrants	9/21/2018	192	192	0.0%
Quantros, Inc. (13)(14)	4,685,068 Warrants	10/7/2019	139	139	0.0%
Valant Medical Solutions, Inc. (13)(14)(15)	954,478 Warrants	4/8/2019	281	281	0.0%
Vita Topco, Inc. (13)(14)(15)	Common Shares (1,000 shares)	2/11/2019	1,000	1,442	0.1%
			1,612	2,054	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (29,440,171 units) (14)	12/21/2018	21,813	589	0.1%
	Class C-1 Units (8,800,000 units)	12/21/2018	100	48	0.0%
			21,913	637	0.1%
Human resource support services
ClearCompany, LLC (13)(15)	Class A Units (44,944 units)	8/24/2018	2,014	2,255	0.2%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (125,810 units)	10/1/2019	1,000	1,000	0.1%
			3,014	3,255	0.3%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017	1,020	1,412	0.1%
	Common Shares Class B (987,929 units)	6/30/2017	10	14	0.0%
			1,030	1,426	0.1%
Internet Services
Lucidworks, Inc. (13)(14)	Series F Preferred Shares (199,054 shares)	8/2/2019	800	800	0.1%

Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	12,379	1.1%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-0 Member Units (1,000 units) (14)	12/12/2019	6,693	5,104	0.5%
	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	—	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			25,933	5,104	0.5%

Total Equity and Other Investments	87,559	63,113	5.6%
Total Investments	$2,238,037	$2,245,928	200.6%

	Interest Rate Swaps as of December 31, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.97%	6/25/2020	$91,500	$(75)	$—	$(75)
Interest rate swap (a)	L	1.47%	7/30/2021	11,700	38	—	38
Interest rate swap (a)	L	1.36%	7/29/2022	3,200	24	—	24
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	1,221	—	3,098
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	1,533	—	994
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	228	—	150
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	3,562	—	4,100
Interest rate swap (a)(b)	L	1.72%	1/10/2020	—	—	—	(378)
Interest rate swap (a)(b)	4.50%	L + 2.86%	12/15/2019	—	—	—	1,285
Interest rate swap (a)(b)	L	2.66%	6/27/2019	—	—	—	(42)
Total				428,900	6,531	—	9,194

Interest rate swap (a)(c)	3.875%	L + 2.25%	11/1/2024	300,000	(1,787)	—	(1,787)
Total				300,000	(1,787)	—	(1,787)
Cash collateral				—	(3,737)	—	—
Total derivatives				$728,900	$1,007	$—	$7,407

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured in 2019.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2019	66,524,591	$666	89,080	$(1,359)	$1,009,270	$110,720	$1,119,297
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	33,662	33,662
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(84,680)	(84,680)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(2,081)	(2,081)
Decrease in Net Assets Resulting from Capital Share Transactions:
Purchases of Treasury Stock	(206,964)	—	206,964	(2,932)	—	—	(2,932)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	252,144	3	—	—	4,825	—	4,828
Dividends declared from net investment income	—	—	—	—	—	(31,358)	(31,358)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(1,016)	1,016	—
Balance at March 31, 2020	66,569,771	$669	296,044	$(4,291)	$1,013,079	$27,279	$1,036,736
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	39,469	39,469
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	57,234	57,234
Net realized gains (losses) on investments, foreign currency transactions, and extinguishment of debt	—	—	—	—	—	(833)	(833)
Decrease in Net Assets Resulting from Capital Share Transactions:
Repurchase of convertible notes	—	—	—	—	(910)	—	(910)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	772,642	7	—	—	11,876	—	11,883
Dividends declared from net investment income	—	—	—	—	—	(60,978)	(60,978)
Balance at June 30, 2020	67,342,413	$676	296,044	$(4,291)	$1,024,045	$62,171	$1,082,601
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	41,104	41,104
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	29,775	29,775
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	10,978	10,978
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	285,727	3	—	—	4,487	—	4,490
Dividends declared from net investment income	—	—	—	—	—	(27,728)	(27,728)
Balance at September 30, 2020	67,628,140	$679	296,044	$(4,291)	$1,028,532	$116,300	$1,141,220

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2018	65,412,817	$655	89,080	$(1,359)	$991,919	$71,987	$1,063,202
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	26,638	26,638
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	11,460	11,460
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	647	647
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	300,145	3	—	—	5,583	—	5,586
Dividends declared from net investment income	—	—	—	—	—	(33,469)	(33,469)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(304)	304	—
Balance at March 31, 2019	65,712,962	$658	89,080	$(1,359)	$997,198	$77,567	$1,074,064
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	31,142	31,142
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	16,423	16,423
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	230	230
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	325,328	3	—	—	6,193	—	6,196
Dividends declared from net investment income	—	—	—	—	—	(26,412)	(26,412)
Balance at June 30, 2019	66,038,290	$661	89,080	$(1,359)	$1,003,391	$98,950	$1,101,643
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	36,743	36,743
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(11,478)	(11,478)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	5,076	5,076
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	255,083	3	—	—	4,768	—	4,771
Dividends declared from net investment income	—	—	—	—	—	(28,497)	(28,497)
Balance at September 30, 2019	66,293,373	$664	89,080	$(1,359)	$1,008,159	$100,794	$1,108,258

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$124,628	$116,881
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized (gains) losses on investments	6,734	(4,733)
Net change in unrealized gains on foreign currency transactions	(863)	(765)
Net change in unrealized gains on interest rate swaps	(8,200)	(10,908)
Net realized gains on investments	(7,496)	(5,893)
Net realized gains on extinguishment of debt	(739)	—
Net realized losses on foreign currency transactions	121	18
Net realized gains on interest rate swaps	—	(41)
Net amortization of discount on investments	(20,675)	(13,011)
Amortization of deferred financing costs	3,813	3,474
Amortization of discount on debt	416	680
Purchases and originations of investments, net	(549,087)	(817,074)
Proceeds from investments, net	21,886	14,221
Repayments on investments	698,809	490,304
Paid-in-kind interest	(6,104)	(5,443)
Changes in operating assets and liabilities:
Interest receivable	3,283	(3,642)
Interest receivable paid-in-kind	(180)	(46)
Prepaid expenses and other assets	(3,930)	1,465
Management fees payable to affiliate	(395)	805
Incentive fees payable to affiliate	1,558	(1,562)
Payable to affiliate	1,218	1,275
Other liabilities	24,225	12,031
Net Cash Provided by (Used) in Operating Activities	289,022	(221,964)
Cash Flows from Financing Activities
Borrowings on debt	615,250	963,003
Repayments on debt	(766,748)	(668,470)
Repurchases of debt	(31,829)	—
Deferred financing costs	(4,182)	(3,555)
Purchases of treasury stock	(2,932)	—
Dividends paid to stockholders	(97,064)	(71,479)
Net Cash Provided by (Used) in Financing Activities	(287,505)	219,499
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,517	(2,465)
Cash, cash equivalents, and restricted cash, beginning of period	14,143	10,575
Cash, Cash Equivalents, and Restricted Cash, End of Period	$15,660	$8,110
Supplemental Information:
Interest paid during the period	$27,308	$33,393
Excise and other taxes paid during the period	$3,955	$3,100
Dividends declared during the period	$120,064	$88,378
Reinvestment of dividends during the period	$21,201	$16,553

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

Sixth Street Specialty Lending, Inc. (formerly known as TPG Specialty Lending, Inc.) (the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is managed by Sixth Street Specialty Lending Advisers, LLC (formerly known as TSL Advisers, LLC) (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, Sixth Street SL SPV, LLC (formerly known as TPG SL SPV, LLC), a Delaware limited liability company. On May 19, 2014, the Company formed a wholly-owned subsidiary, Sixth Street SL Holding, LLC (formerly known as TSL MR, LLC), a Delaware limited liability company.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At September 30, 2020, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and nine months ended September 30, 2020, we recorded a net expense of $2.0 million and $4.0 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2019, we recorded a net expense of $1.6 million and $2.9 million, respectively, for U.S. federal excise tax and other taxes.

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

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06 (“ASU 2020-06”) “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This guidance reduces the number of accounting models for convertible instruments and makes targeted improvements to the disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact, if any, of adopting this ASU on our financial statements.

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

In November 2020, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2021, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2020, the Company incurred expenses of $1.1 million and $3.4 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2019, the Company incurred expenses of $1.2 million and $3.3 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2020, Management Fees were $7.8 million and $23.7 million, respectively. For the three and nine months ended September 30, 2019, Management Fees were $7.9 million and $21.9 million, respectively.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. Any waived Management Fees are not subject to recoupment by the Adviser. As of September 30, 2020, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the three and nine months ended September 30, 2020, Incentive Fees were $8.7 million and $24.2 million, respectively, all of which were realized and payable to the Adviser. For the three and nine months ended September 30, 2019, Incentive Fees were $7.8 million and $20.1 million, respectively, all of which were realized and payable to the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of certain investments and the Leverage Waiver, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

In November 2020, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2021, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$1,980,592	$1,995,230	$14,638
Second-lien debt investments	9,172	9,201	29
Mezzanine debt investments	6,652	9,417	2,765
Equity and other investments	103,191	86,917	(16,274)
Total Investments	$2,099,607	$2,100,765	$1,158

	December 31, 2019
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,143,831	$2,176,118	$32,287
Second-lien debt investments	4,147	4,147	—
Mezzanine debt investments	2,500	2,550	50
Equity and other investments	87,559	63,113	(24,446)
Total Investments	$2,238,037	$2,245,928	$7,891

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Beverage, food and tobacco	—	2.2%
Business services	22.9%	16.8%
Chemicals	0.7%	0.3%
Communications	2.0%	1.5%
Education	7.4%	9.2%
Electronics	—	0.1%
Financial services	16.0%	13.7%
Healthcare	8.7%	8.1%
Hotel, gaming and leisure	1.6%	1.6%
Human resource support services	9.1%	8.2%
Insurance	2.5%	2.3%
Internet services	5.2%	4.8%
Marketing services	2.2%	2.0%
Office products	0.4%	0.5%
Oil, gas and consumable fuels	2.4%	4.2%
Other	0.5%	—
Pharmaceuticals	3.1%	4.7%
Real Estate	1.4%	0.9%
Retail and consumer products	13.9%	14.9%
Transportation	—	4.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
United States
Midwest	12.9%	16.9%
Northeast	18.8%	15.8%
South	21.5%	19.2%
West	39.2%	38.8%
Australia	1.8%	1.6%
Bermuda	1.9%	1.7%
Canada	3.9%	6.0%
Total	100.0%	100.0%

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

In November 2019, in connection with the issuance of the 2024 Notes, the Company entered into an interest rate swap transaction with a $300.0 million notional amount. The Company receives fixed rate interest at 3.875% and pays variable rate interest based on three-month LIBOR plus 2.25%. The swap transaction matures on November 1, 2024, matching the maturity date of the 2024 Notes. The Company designated this interest rate swap as the hedging instrument in a hedge accounting relationship with the 2024 Notes.

In February 2020, in connection with the reopening and issuance of additional 2024 Notes, the Company entered into an interest rate swap transaction with a $50.0 million notional amount. The Company receives fixed rate interest at 3.875% and pays variable rate interest based on three-month LIBOR plus 2.46%. The swap transaction matures on November 1, 2024, matching the maturity date of the additional 2024 Notes. The Company designated this interest rate swap as the hedging instrument in a hedge accounting relationship with the additional 2024 Notes.

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

In May 2020, in connection with the repurchase of $2.5 million of the 2024 Notes, the Company entered into an interest rate swap transaction with $2.5 million notional amount. The Company pays fixed rate interest at 3.875% and receives variable rate interest based on three-month LIBOR plus 2.28%. The swap transaction matures on November 1, 2024, matching the maturity date of the 2024 Notes. At the same time, the Company de-designated $2.5 million notional amount of the existing interest rate swaps related to the 2024 Notes as hedging instruments in a hedge accounting relationship with the 2024 Notes.

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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and nine months ended September 30, 2020 and 2019:

			For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)(2)	6/25/2020	$91,500	$—	$—	$—	$(456)	$440	$(16)
Interest rate swap (1)	7/30/2021	11,700	(44)	9	(35)	(131)	102	(29)
Interest rate swap (1)	7/29/2022	3,200	(11)	3	(8)	(33)	29	(4)
Interest rate swap (1)	7/29/2022	2,150	(1)	1	(0)	(2)	2	(0)
Interest rate swap	8/1/2022	115,000	(787)	1,294	507	(3,135)	3,881	746
Interest rate swap	8/1/2022	50,000	(243)	563	320	(1,067)	1,688	621
Interest rate swap	8/1/2022	7,500	(37)	84	47	(160)	253	93
Interest rate swap	8/1/2022	27,531	(306)	168	(138)	(623)	411	(212)
Interest rate swap	8/1/2022	2,160	(24)	13	(11)	(49)	32	(17)
Interest rate swap	1/22/2023	150,000	(882)	1,688	806	(3,658)	5,062	1,404
Interest rate swap (1)	6/9/2023	5,000	(4)	4	(0)	(5)	4	(1)
Interest rate swap	11/1/2024	300,000	(1,954)	2,906	952	(7,763)	8,719	956
Interest rate swap	11/1/2024	50,000	(352)	484	132	(1,105)	1,238	133
Interest rate swap	11/1/2024	2,500	(24)	16	(8)	(49)	39	(10)
Total		$818,241	$(4,669)	$7,233	$2,564	$(18,236)	$21,900	$3,664

			For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)(3)	6/27/2019	$91,500	$—	$—	$—	$(1,233)	$1,256	$23
Interest rate swap	12/15/2019	115,000	(1,532)	1,294	(238)	(4,762)	3,881	(881)
Interest rate swap (1)(3)	1/10/2020	33,333	(698)	764	66	(2,094)	2,340	246
Interest rate swap	6/25/2020	91,500	(451)	529	78	(451)	529	78
Interest rate swap (1)	7/30/2021	11,700	(13)	19	6	(13)	19	6
Interest rate swap (1)	7/29/2020	3,200	(4)	6	2	(4)	6	2
Interest rate swap	8/1/2022	115,000	(1,412)	1,294	(118)	(4,312)	3,881	(431)
Interest rate swap	8/1/2022	50,000	(512)	562	50	(1,580)	1,688	108
Interest rate swap	8/1/2022	7,500	(77)	84	7	(237)	253	16
Interest rate swap	1/22/2023	150,000	(1,694)	1,688	(6)	(5,195)	5,063	(132)
Total		$668,733	$(6,393)	$6,240	$(153)	$(19,881)	$18,916	$(965)

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

(2)	In April 2020, this interest rate swap was terminated due to repayment of the underlying investment.
(3)	As of September 30, 2019, the notional amount of these interest rate swaps was zero.

For the three and nine months ended September 30, 2020, the Company recognized $1.5 million in net change in unrealized losses and $8.2 million in net change in unrealized gains, respectively, on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the three and nine months ended September 30, 2020, the Company recognized $1.2 million in net change in unrealized losses and $19.9 million in net change in unrealized gains, respectively, on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. This amount is offset by a decrease of $1.2 million and increase of $19.9 million, respectively, for a change in the carrying value of the 2024 Notes. For the three and nine months ended September 30, 2019, the Company recognized $1.5 million and $10.9 million, respectively, in net change in unrealized gains on interest rate swaps in the consolidated statement of operations related to the swap transactions.

As of September 30, 2020, the swap transactions had a fair value of $31.3 million which is netted against cash collateral received on the Company’s consolidated balance sheet. As of December 31, 2019, the swap transactions had a fair value of $4.7 million which is netted against cash collateral received on the Company’s consolidated balance sheet.

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

As of September 30, 2020, $11.8 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2019, $9.3 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2020 and December 31, 2019:

	Fair Value Hierarchy at September 30, 2020
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$49,697	$1,945,533	$1,995,230
Second-lien debt investments	—	—	9,201	9,201
Mezzanine debt investments	—	—	9,417	9,417
Equity and other investments	3	9,628	77,286	86,917
Total investments at fair value	$3	$59,325	$2,041,437	$2,100,765
Interest rate swaps	—	31,330	—	31,330
Total	$3	$90,655	$2,041,437	$2,132,095

	Fair Value Hierarchy at December 31, 2019
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,191	$2,158,927	$2,176,118
Second-lien debt investments	—	—	4,147	4,147
Mezzanine debt investments	—	—	2,550	2,550
Equity and other investments	6	—	63,107	63,113
Total investments at fair value	$6	$17,191	$2,228,731	$2,245,928
Interest rate swaps	—	4,744	—	4,744
Total	$6	$21,935	$2,228,731	$2,250,672

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2020:

	As of and for the Three Months Ended
	September 30, 2020
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,870,445	$8,939	$7,485	$66,003	$1,952,872
Purchases or originations	289,113	35	9	8,431	297,588
Repayments / redemptions	(240,448)	—	—	(16,260)	(256,708)
Paid-in-kind interest	1,978	155	74	—	2,207
Net change in unrealized gains	19,768	58	1,787	7,290	28,903
Net realized gains (losses)	(1,798)	—	—	11,819	10,021
Net amortization of discount on securities	6,478	14	62	—	6,554
Transfers within Level 3	(3)	—	—	3	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,945,533	$9,201	$9,417	$77,286	$2,041,437

	As of and for the Nine Months Ended
	September 30, 2020
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,927	$4,147	$2,550	$63,107	$2,228,731
Purchases or originations	467,859	4,809	3,847	10,614	487,129
Repayments / redemptions	(683,500)	—	—	(16,260)	(699,760)
Paid-in-kind interest	5,728	200	176	—	6,104
Net change in unrealized gains (losses)	(17,008)	27	2,716	7,977	(6,288)
Net realized gains (losses)	(5,230)	—	—	11,819	6,589
Net amortization of discount on securities	18,786	18	128	—	18,932
Transfers within Level 3	(29)	—	—	29	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,945,533	$9,201	$9,417	$77,286	$2,041,437

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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2020 and 2019:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2020 on	September 30, 2019 on
	Investments Held at	Investments Held at
	September 30, 2020	September 30, 2019
First-lien debt investments	$18,864	$(4,195)
Second-lien debt investments	58	8
Mezzanine debt investments	1,787	(25)
Equity and other investments	10,187	1,693
Total	$30,896	$(2,519)

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2020 on	September 30, 2019 on
	Investments Held at	Investments Held at
	September 30, 2020	September 30, 2019
First-lien debt investments	$(1,436)	$8,892
Second-lien debt investments	27	(8)
Mezzanine debt investments	2,716	38
Equity and other investments	7,999	4,074
Total	$9,306	$12,996

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2020
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$1,945,533	Income approach (1)	Discount rate	6.0% — 22.5% (9.4%)	Decrease
Second-lien debt investments	9,201	Income approach	Discount rate	12.1% — 12.7% (12.4%)	Decrease
Mezzanine debt investments	9,417	Income approach (2)	Discount rate	10.6% — 10.6% (10.6%)	Decrease
Equity and other investments	77,286	Market Multiple (3)	Comparable multiple	3.5x — 14.4x (7.9x)	Increase
Total	$2,041,437

(1)	Includes $14.5 million of debt investments which were valued using an asset valuation waterfall.
(2)

Includes $0.2 million of debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments and $4.3 million valued using a comparable multiple.

(3)

Includes $0.2 million of equity investments which were valued using a weighted valuation approach, $3.2 million of equity investments using a Black-Scholes model, $15.2 million of equity investments using a discounted cash flow approach and $2.6 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2020 and December 31, 2019, approximates its carrying value as the outstanding balance is callable at carrying value.

The fair value of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, which are categorized as Level 2 within the fair value hierarchy, as of September 30, 2020 and December 31, 2019, was $654.9 million and $640.1 million, respectively, based on broker quotes received by the Company. The aggregate principal amount of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, as of September 30, 2020 and December 31, 2019, was $640.3 million and $622.5 million, respectively.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2020 and December 31, 2019, the Company’s asset coverage was 222.7% and 200.4%, respectively.

Debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,315,000	$291,315	$1,023,685	$279,948
2022 Convertible Notes	142,809	142,809	—	141,059
2023 Notes	150,000	150,000	—	148,488
2024 Notes	347,500	347,500	—	359,885
Total Debt	$1,955,309	$931,624	$1,023,685	$929,380

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes and 2024 Notes are presented net of deferred financing costs and original issue discounts of $11.4 million, $1.7 million, $1.5 million and $5.7 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $18.1 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

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

(3)	The carrying value of the 2024 Notes is presented net of $1.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$8,680	$10,122	$27,909	$28,063
Commitment fees	923	707	2,735	2,126
Amortization of deferred financing costs	1,274	1,206	3,813	3,474
Accretion of original issue discount	129	230	416	680
Swap settlement	(2,607)	305	(3,714)	1,321
Total Interest Expense	$8,399	$12,570	$31,159	$35,664
Average debt outstanding (in millions)	$1,006.9	$946.0	$1,006.2	$858.1
Weighted average interest rate	2.4%	4.4%	3.2%	4.6%
Average 1-month LIBOR rate	0.2%	2.2%	0.6%	2.4%

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2019, aggregate commitments under the facility were $1.245 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of January 31, 2020 (the “Ninth Amendment”), the aggregate commitments under the facility were increased to $1.315 billion.  The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.750 billion.

Pursuant to the Ninth Amendment, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended from February 14, 2023 to January 31, 2024 and the stated maturity date was extended from February 14, 2024 to January 31, 2025.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2020, the Company had outstanding debt denominated in Australian dollars (AUD) of 51.6 million, Canadian dollars (CAD) of 62.2 million, and Euro (EUR) of 8.3 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2020 and December 31, 2019, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of September 30, 2020 and December 31, 2019, the Company was in compliance with the terms of the Revolving Credit Facility.

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

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of September 30, 2020, the estimated adjusted conversion price was approximately $19.91 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

During the nine months ended September 30, 2020, the Company repurchased on the open market and extinguished $29.7 million in aggregate principal amount of the 2022 Convertible Notes for $29.5 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.7 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchases of the 2022 Convertible Notes, the Company entered into floating-to-fixed interest rate swaps with an aggregate notional amount equal to the amount of 2022 Convertible Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the current principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, the Company’s effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

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

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$1,596	$3,234	$5,252	$9,703
Accretion of original issue discount	41	228	173	673
Amortization of deferred financing costs	195	435	670	1,290
Total Interest Expense	$1,832	$3,897	$6,095	$11,666

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three and nine months ended September 30, 2020, the Company received $2.1 million and $6.3 million, respectively, and paid $1.4 million and $5.0 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2022 Convertible Notes. During the three and nine months ended September 30, 2019, the Company received $3.2 million and $9.7 million, respectively, and paid $3.5 million and $10.9 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the Convertible Notes These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	September 30, 2020	December 31, 2019
Principal amount of debt	$142,809	$172,500
Original issue discount, net of accretion/amortization	(327)	(617)
Deferred financing costs	(1,423)	(2,463)
Carrying value of debt	$141,059	$169,420
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate was three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. Please see Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of September 30, 2020 and December 31, 2019, the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

As of September 30, 2020 and 2019, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statement of Operations. As of September 30, 2020 and December 31, 2019 the effective hedge interest rate swaps had a fair value of $18.1 million and ($1.8) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

During the nine months ended September 30, 2020, the Company repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.1 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchase of the 2024 Notes, the Company entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the current principal amount of the 2024 Notes outstanding. As a result of the swap, the Company’s effective interest rate on the outstanding 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense related to the 2023 Notes and 2024 Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$5,016	$1,688	$14,975	$5,063
Accretion of original issue discount	87	2	243	7
Amortization of deferred financing costs	419	162	1,232	481
Total Interest Expense	$5,522	$1,852	$16,450	$5,551

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes and 2024 Notes. During the three and nine months ended September 30, 2020, the Company received $5.1 million and $15.1 million, respectively, and paid $3.2 million and $12.6 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023 and 2024 Notes. During the three and nine months ended September 30, 2019, the Company received $1.7 million and $5.1 million, respectively, and paid $1.7 million and $5.2 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023 and 2024 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2020 and December 31, 2019 the components of the carrying value of the 2023 Notes and 2024 Notes and the stated interest rate were as follows:

	September 30, 2020		December 31, 2019
	2023 Notes	2024 Notes	2023 Notes	2024 Notes
Principal amount of debt	$150,000	$347,500	$150,000	$300,000
Original issue discount, net of accretion	(23)	(1,531)	(29)	(2,818)
Deferred financing costs	(1,489)	(4,159)	(1,973)	(4,057)
Fair value of an effective hedge	—	18,075	—	(1,787)
Carrying value of debt	$148,488	$359,885	$147,998	$291,338
Stated interest rate	4.50%	3.875%	4.50%	3.875%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of September 30, 2020 the Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.28% (on a weighted average basis), respectively. As of December 31, 2019 the Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.25%, respectively.

As of September 30, 2020 and December 31, 2019, the Company was in compliance with the terms of the indentures governing the 2023 Notes and 2024 Notes.

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

As of September 30, 2020 and December 31, 2019, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2020	December 31, 2019
Alpha Midco, Inc. - Delayed Draw	$434	$19,598
AppStar Financial, LLC - Revolver	—	2,000
AvidXchange, Inc. - Delayed Draw	4,749	5,108
Biohaven Pharmaceuticals, Inc. - Delayed Draw	22,500	—
BlueSnap, Inc. - Revolver	—	2,500
Centric Brands, Inc. - Revolver	45,590	—
ClearCompany, LLC - Delayed Draw	—	1,400
Clinicient, Inc. - Revolver	1,600	4,000
DaySmart Holdings, LLC - Delayed Draw	16,892	17,503
DaySmart Holdings, LLC - Revolver	2,000	5,000
Dye & Durham Corp. - Revolver	—	1,349
Energy Alloys, LLC - Delayed Draw	—	15,000
Energy Alloys, LLC - Revolver	2,000	—
Exela Receivables 1, LLC - Revolver	40,000	—
Factor Systems, Inc. - Delayed Draw	13,333	—
Ferrellgas, L.P. - Revolver	—	30,000
ForeScout Technologies, Inc.	500	—
G Treasury SS, LLC - Delayed Draw	2,906	3,750
Gainsight, Inc. - Delayed Draw	—	1,785
Integration Appliance, Inc. - Revolver	1,309	2,619
IntelePeer Holdings, Inc. - Convertible Note	1,400	—
IntelePeer Holdings, Inc. - Delayed Draw	3,208	3,500
IRGSE Holding Corp. - Revolver	360	2,079
Kyriba Corp. - Delayed Draw	4,506	8,323
Kyriba Corp. - Revolver	28	1,202
Lithium Technologies, LLC - Revolver	3,299	3,959
Lucidworks, Inc. - Revolver	3,333	3,333
Netwrix Corp. - Delayed Draw	24,738	—
Netwrix Corp. - Revolver	2,751	—
PageUp People, Ltd. - Revolver	3,584	2,812
PayLease, LLC - Revolver	—	3,333
PayScale Holdings, Inc. - Delayed Draw	7,667	7,667
PrimeRevenue, Inc. - Delayed Draw	750	—
PrimeRevenue, Inc. - Revolver	6,250	6,250
ResMan, LLC - Delayed Draw	5,499	3,602
ResMan, LLC - Revolver	2,000	2,000
Sprinklr - Delayed Draw Convertible Note	3,750	—
TherapeuticsMD, Inc. - Delayed Draw A1	—	7,500
TherapeuticsMD, Inc. - Delayed Draw A2	—	7,500
Valant Medical Solutions, Inc. - Delayed Draw	2,264	2,564
Valant Medical Solutions, Inc. - Revolver	500	2,000
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15,556	7,778
WideOrbit, Inc. - Revolver	4,756	—
Total Portfolio Company Commitments (1)	$250,012	$187,014

(1)

Represents the full amount of the Company’s commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

Other Commitments and Contingencies

As of September 30, 2020 and December 31, 2019, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2020 and December 31, 2019, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2020 and 2019. All shares issued to stockholders in the tables below are newly issued shares.

	Nine Months Ended
	September 30, 2020
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 5, 2019	Base	December 13, 2019	January 15, 2020	194,470
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	57,674
February 19, 2020	Base	March 13, 2020	April 15, 2020	299,058
February 19, 2020	Special	April 15, 2020	April 30, 2020	193,723
February 19, 2020	Special	June 15, 2020	June 30, 2020	279,861
May 5, 2020	Base	June 15, 2020	July 15, 2020	285,727
Total Shares Issued				1,310,513

	Nine Months Ended
	September 30, 2019
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 6, 2018	Base	December 14, 2018	January 15, 2019	212,818
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	87,327
February 20, 2019	Base	March 15, 2019	April 15, 2019	318,114
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	7,214
May 2, 2019	Base	June 14, 2019	July 15, 2019	232,427
July 31, 2019	Supplemental	August 30, 2019	September 30, 2019	22,656
Total Shares Issued				880,556

(1)	See Note 11 for further information on base, supplemental, and special dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 4, 2020. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the nine months ended September 30, 2020, the Company repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the three months ended September 30, 2020, or during the three and nine months ended September 30, 2019.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Increase in net assets resulting from operations	$81,857	$30,341	$124,628	$116,881
Weighted average shares of common stock outstanding —basic and diluted	67,584,660	66,235,594	67,068,166	65,940,148
Earnings per common share —basic and diluted	$1.21	$0.46	$1.86	$1.77

For the purpose of calculating diluted earnings per common share, the average daily closing price of the Company’s common stock for the three and nine months ended September 30, 2020 was less than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of September 30, 2020. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the 2022 Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	$0.06
February 19, 2020	Base	March 13, 2020	April 15, 2020	0.41
February 19, 2020	Special	April 15, 2020	April 30, 2020	0.25
February 19, 2020	Special	June 15, 2020	June 30, 2020	0.25
May 5, 2020	Base	June 15, 2020	July 15, 2020	0.41
August 4, 2020	Base	September 15, 2020	October 15, 2020	0.41
Total Dividends Declared				$1.79

	Nine Months Ended
	September 30, 2019
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	$0.12
February 20, 2019	Base	March 15, 2019	April 15, 2019	0.39
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	0.01
May 2, 2019	Base	June 14, 2019	July 15, 2019	0.39
July 31, 2019	Supplemental	August 30, 2019	September 30, 2019	0.04
July 31, 2019	Base	September 13, 2019	October 15, 2019	0.39
Total Dividends Declared				$1.34

The dividends declared during the three and nine months ended September 30, 2020 and 2019 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2020 and 2019.

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Per Share Data (6)
Net asset value, beginning of period	$16.83	$16.25

Net investment income (1)	1.70	1.43
Net realized and unrealized gain (1)	0.15	0.34
Total from operations	1.86	1.77
Issuance of common stock, net of offering costs (2)	0.01	0.03
Repurchase of common stock (2)	0.01	—
Repurchase of debt (2)	(0.01)	—
Dividends declared from net investment income (2)	(1.79)	(1.34)
Total increase in net assets	0.04	0.46
Net Asset Value, End of Period	$16.87	$16.72
Per share market value at end of period	$17.21	$20.98
Total return based on market value (3)	(11.50)%	23.38%
Total return based on net asset value (4)	10.87%	11.14%
Shares Outstanding, End of Period	67,628,140	66,293,373
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets	11.40%	11.10%
Ratio of net investment income to average net assets	13.91%	11.60%
Portfolio turnover	28.67%	34.44%
Net assets, end of period	$1,141,220	$1,108,258

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2020.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2020, we have originated more than $14.6 billion aggregate principal amount of investments and retained approximately $6.8 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2020, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 82.5% of our total investments based on fair value, had weighted average annual revenue of $116.8 million and weighted average annual EBITDA of $36.0 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2020, the largest single investment based on fair value represented 3.8% of our total investment portfolio.

As of September 30, 2020, the average investment size in each of our portfolio companies was approximately $30.0 million based on fair value.

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

As of September 30, 2020, the largest industry represented 22.9% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2020, approximately 95.4% of our portfolio was invested in secured debt, including 95.0% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2020, the weighted average term on new investment commitments in new portfolio companies was 3.8 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2020, we had call protection on 67.6% of our debt investments based on fair value, with weighted average call prices of 106.5% for the first year, 104.0% for the second year and 101.3% for the third year, in each case from the date of the initial investment. As of September 30, 2020, 98.9% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 98.8% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with approximately $48 billion of assets under management as of October 31, 2020. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 315 investment and operating professionals. As of September 30, 2020, thirty-two (32) of these personnel are dedicated to our business, including twenty-four (24) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2020, 98.9% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 98.8% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2020, 3.2% and 3.0%, respectively, of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of September 30, 2020, our portfolio based on fair value consisted of 95.0% first-lien debt investments, 0.4% second-lien debt investments, 0.5% mezzanine debt investments, and 4.1% equity and other investments. As of December 31, 2019, our portfolio based on fair value consisted of 96.5% first-lien debt investments, 0.6% second-lien debt investments, 0.1% mezzanine debt investments, and 2.8% equity and other investments.

As of September 30, 2020 and December 31, 2019, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.1% and 10.5%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.2% and 10.7%, respectively.

As of September 30, 2020 and December 31, 2019, we had investments in 70 and 63 portfolio companies, respectively, with an aggregate fair value of $2,100.8 million and $2,245.9 million, respectively.

For the three months ended September 30, 2020, the principal amount of new investments funded was $332.3 million in twelve new portfolio companies and four existing portfolio companies. For this period, we had $253.1 million aggregate principal amount in exits and repayments.

For the three months ended September 30, 2019, the principal amount of new investments funded was $309.1 million in seven new portfolio companies and four existing portfolio companies. For this period, we had $309.9 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended September 30, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2020	September 30, 2019
New investment commitments:
Gross originations	$1,385.3	$616.5
Less: Syndications/sell downs	949.8	260.9
Total new investment commitments	$435.5	$355.6
Principal amount of investments funded:
First-lien	$324.2	$298.9
Second-lien	—	8.7
Mezzanine	—	—
Equity and other	8.1	1.5
Total	$332.3	$309.1
Principal amount of investments sold or repaid:
First-lien	$247.6	$305.8
Second-lien	—	—
Mezzanine	—	—
Equity and other	5.5	4.1
Total	$253.1	$309.9
Number of new investment commitments in new portfolio companies	12	7
Average new investment commitment amount in new portfolio companies	$34.8	$43.6
Weighted average term for new investment commitments in new portfolio companies (in years)	3.8	4.5
Percentage of new debt investment commitments at floating rates (1)	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments	10.3%	9.5%
Weighted average spread over LIBOR of new floating rate investment commitments (1)	10.1%	7.6%
Weighted average interest rate on investments fully sold or paid down	9.6%	12.2%

(1)	Includes two fixed rate investments for the three months ended September 30, 2019, for which we entered into interest rate swap agreements to swap to floating rates.

As of September 30, 2020 and December 31, 2019, our investments consisted of the following:

	September 30, 2020		December 31, 2019
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$1,995.3	$1,980.6	$2,166.2	$2,134.1
Second-lien debt investments	9.2	9.2	14.1	13.9
Mezzanine debt investments	9.4	6.6	2.5	2.5
Equity and other investments	86.9	103.2	63.1	87.5
Total	$2,100.8	$2,099.6	$2,245.9	$2,238.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,081.1	99.1%	$2,245.9	100.0%
Non-accrual (1)	19.7	0.9	—	—
Total	$2,100.8	100.0%	$2,245.9	100.0%

	September 30, 2020		December 31, 2019
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,060.3	98.1%	$2,238.0	100.0%
Non-accrual (1)	39.3	1.9	—	—
Total	$2,099.6	100.0%	$2,238.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Weighted average total yield of debt and income producing securities (1)	10.1%	10.5%
Weighted average interest rate of debt and income producing securities	9.5%	9.9%
Weighted average spread over LIBOR of all floating rate investments (2)	9.3%	8.0%

(1)	Weighted average total portfolio yield at fair value was 9.7% at September 30, 2020 and 10.3% at December 31, 2019.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2020 and December 31, 2019. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2020			December 31, 2019
Investment	Investments at			Investments at
Performance	Fair Value		Percentage of	Fair Value	Percentage of
Rating	($ in millions)		Total Portfolio	($ in millions)	Total Portfolio
1	$1,779.7		84.7%	$1,968.0	87.6%
2	245.5		11.7	230.0	10.3
3	55.9		2.7	47.9	2.1
4	—		—	—	—
5	19.7	(1)	0.9	—	—
Total	$2,100.8		100.0%	$2,245.9	100.0%

(1)	Includes investments with an amortized cost of $33.7 million for which the fair value as of September 30, 2020 was $0.

Results of Operations

Operating results for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total investment income	$71.3	$70.1	$207.8	$185.0
Less: Net expenses	28.2	31.8	89.6	87.6
Net investment income before income taxes	43.1	38.3	118.2	97.4
Less: Income taxes, including excise taxes	2.0	1.6	4.0	2.9
Net investment income	41.1	36.7	114.2	94.5
Net realized gains (1)	11.0	5.1	8.1	6.0
Net change in unrealized gains (losses) (1)	29.8	(11.5)	2.3	16.4
Net increase in net assets resulting from operations	$81.9	$30.3	$124.6	$116.9

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest from investments	$62.8	$67.4	$189.1	$178.2
Dividend income	0.4	0.0	1.3	0.0
Other income	8.1	2.7	17.4	6.8
Total investment income	$71.3	$70.1	$207.8	$185.0

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $67.4 million for the three months ended September 30, 2019 to $62.8 million for the three months ended September 30, 2020. The decrease in interest from investments was primarily a result of a decline in effective LIBOR, taking into account the existence of LIBOR floors, and a decrease in prepayment fees. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, increased from $3.3 million for the three months ended September 30, 2019 to $3.5 million for the three months ended September 30, 2020. Prepayment fees decreased from $8.0 million for the three months ended September 30, 2019 to $5.8 million for the three months ended September 30, 2020. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on seven portfolio investments and earning prepayment fees on five portfolio investments during the three months ended September 30, 2019. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on five portfolio investments, partial paydowns on three portfolio investments, and earning prepayment fees on seven portfolio investments during the three months ended September 30, 2020. Other income increased from $2.7 million for the three months ended September 30, 2019 to $8.1 million for the three months ended September 30, 2020, primarily due to higher amendment and other fees during the three months ended September 30, 2020 compared to the same period in 2019.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $178.2 million for the nine months ended September 30, 2019 to $189.1 million for the nine months ended September 30, 2020. The increase in interest from investments was primarily a result of an increase in accelerated amortization of upfront fees and prepayment fees. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, increased from $6.3 million for the nine months ended September 30, 2019 to $11.9 million for the nine months ended September 30, 2020. Prepayment fees increased from $11.0 million for the nine months ended September 30, 2019 to $19.6 million for the nine months ended September 30, 2020. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on twelve portfolio investments, one partial paydown, and earning prepayment fees on eight portfolio investments during the nine months ended September 30, 2019 and full paydowns on eleven portfolio investments, partial paydowns on seven portfolio investments, partial realizations of two portfolio investments and earning prepayment fees on thirteen portfolio investments during the nine months ended September 30, 2020. Other income increased from $6.8 million for the nine months ended September 30, 2019 to $17.4 million for the nine months ended September 30, 2020, primarily due to higher amendment, commitment, and other fees earned during the nine months ended September 30, 2020 compared to the same period in 2019.

Expenses

Operating expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest	$8.4	$12.6	$31.2	$35.7
Management fees (net of waivers)	7.8	7.9	23.7	21.9
Incentive fees related to pre-incentive fee net investment income (net of waivers)	8.7	7.8	24.2	20.1
Incentive fees related to realized/unrealized capital gains	—	—	—	—
Professional fees	1.6	1.8	5.2	4.9
Directors fees	0.2	0.1	0.6	0.4
Other general and administrative	1.5	1.6	4.7	4.6
Net Expenses	$28.2	$31.8	$89.6	$87.6

Interest

Interest expense, including other debt financing expenses, decreased from $12.6 million for the three months ended September 30, 2019 to $8.4 million for the three months ended September 30, 2020. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding from the three months ended September 30, 2019 to the three months ended September 30, 2020. The average interest rate on our debt outstanding decreased from 4.4% for three months ended September 30, 2019 to 2.4% for the three months ended September 30, 2020 primarily due to changes in LIBOR rates.  The average debt outstanding increased from $946.0 million for the three months ended September 30, 2019 to $1,006.9 million for the three months ended September 30, 2020.

Interest expense, including other debt financing expenses, decreased from $35.7 million for the nine months ended September 30, 2019 to $31.2 million for the nine months ended September 30, 2020. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding from 4.6% for the nine months ended September 30, 2019 to 3.2% for the nine months ended September 30, 2020.

Management Fees

Management Fees decreased from $7.9 million for the three months ended September 30, 2019 to $7.8 million for the three months ended September 30, 2020 due to a decrease in average assets for the three months ended September 30, 2020 compared to the same period in 2019. The Adviser did not waive any Management Fees for the three months ended September 30, 2020 or 2019.

Management Fees increased from $21.9 million for the nine months ended September 30, 2019 to $23.7 million for the nine months ended September 30, 2020 due to an increase in average assets for the nine months ended September 30, 2020 compared to the same period in 2019. The Adviser did not waive any Management Fees for the nine months ended September 30, 2020 or 2019.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $7.8 million for the three months ended September 30, 2019 to $8.7 million for the three months ended September 30, 2020. This increase resulted from an increase in other income partially offset by a decrease in interest from investments for the three months ended September 30, 2020. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended September 30, 2020 or 2019. There were no Incentive Fees related to capital gains for each of the three months ended September 30, 2020 and 2019 due to cumulative realized losses on our investments.

Incentive Fees related to pre-Incentive Fee net investment income increased from $20.1 million for the nine months ended September 30, 2019 to $24.2 million for the nine months ended September 30, 2020. This increase resulted from an increase in investment income resulting from higher interest and other income for the nine months ended September 30, 2020. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the nine months ended September 30, 2020 or 2019. There were no Incentive Fees related to capital gains for each of the nine months ended September 30, 2020 and 2019 due to cumulative realized losses on our investments.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $1.8 million the three months ended September 30, 2019 to $1.6 million for the three months ended September 30, 2020 primarily due to lower legal fees. Other general and administrative fees decreased from $1.6 million for the three months ended September 30, 2019 to $1.5 million for the three months ended September 30, 2020.

Professional fees increased from $4.9 million for the nine months ended September 30, 2019 to $5.2 million for the nine months ended September 30, 2020 primarily due to higher legal fees, independent third-party valuation firm and sub-agent administration costs given a larger portfolio. Other general and administrative fees increased from $4.6 million for the nine months ended September 30, 2019 to $4.7 million for the nine months ended September 30, 2020.

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

For the three and nine months ended September 30, 2020, we recorded a net expense of $2.0 million and $4.0 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2019, we recorded a net expense of $1.6 million and $2.9 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net realized gains on investments	$11.1	$4.9	$7.5	$6.0
Net realized gains on extinguishment of debt	—	—	0.7	—
Net realized gains (losses) on foreign currency transactions	0.0	0.2	(0.0)	0.0
Net realized losses on foreign currency investments	(1.3)	(0.0)	(1.1)	(0.1)
Net realized gains on foreign currency borrowings	1.2	0.0	1.0	0.1
Net realized gains on interest rate swaps	—	0.0	—	0.0
Net Realized Gains (Losses)	$11.0	$5.1	$8.1	$6.0

Change in unrealized gains on investments	$44.5	$9.3	$41.1	$33.4
Change in unrealized losses on investments	(8.7)	(25.2)	(47.8)	(28.7)
Net Change in Unrealized Gains (Losses) on Investments	$35.8	$(15.9)	$(6.7)	$4.7
Unrealized gains (losses) on foreign currency borrowings	(4.5)	2.9	0.8	0.8
Unrealized gains (losses) on foreign currency cash	(0.0)	(0.0)	0.0	0.0
Unrealized gains (losses) on interest rate swaps	(1.5)	1.5	8.2	10.9
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(6.0)	$4.4	$9.0	$11.7

Net Change in Unrealized Gains (Losses)	$29.8	$(11.5)	$2.3	$16.4

For the three and nine months ended September 30, 2020, we had net realized gains on investments of $11.1 million and $7.5 million, respectively, primarily driven by one investment. For the three and nine months ended September 30, 2020, we had net realized gains of $0.0 million and $0.7 million, respectively, on extinguishment of debt, as a result of our repurchases of our debt securities. For the three and nine months ended September 30, 2020, we had net realized gains of less than $0.1 million on foreign currency transactions and unrealized losses of less than $0.1 million on foreign currency transactions, respectively, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2020, we had net realized losses of $1.3 million and $1.1 million, respectively, on foreign currency investments. For the three and nine months ended September 30, 2020, we had net realized gains of $1.2 million and $1.0 million, respectively, on foreign currency borrowings. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended September 30, 2020 we had $44.5 million in unrealized gains on 58 portfolio company investments, which was offset by $8.7 million in unrealized losses on 13 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening of credit spreads and positive portfolio company specific adjustments. Unrealized losses primarily resulted from the unwind of prior period unrealized gains due to realizations and negative credit-related adjustments. For the nine months ended September 30, 2020 we had $41.1 million in unrealized gains on 48 portfolio company investments, which was offset by $47.8 million in unrealized losses on 34 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive investment-related adjustments. Unrealized losses primarily resulted from a widening spread environment.

For the three and nine months ended September 30, 2020 we had unrealized losses on foreign currency borrowings of $4.5 million and unrealized gains on foreign currency borrowings of $0.8 million, respectively, as a result of fluctuations in the AUD, CAD and EUR exchange rates. For the three and nine months ended September 30, 2020, we had unrealized losses on foreign currency cash of less than $0.1 and unrealized gains of less than $0.0 million, respectively. For the three and nine months ended September 30, 2020, we had unrealized losses on interest rate swaps of $1.5 million and unrealized gains on interest rate swaps of $8.2 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2020, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.7% (based on total capital invested of $4.6 billion and total proceeds from these exited investments of $5.8 billion). Ninety-seven percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three and nine months ended September 30, 2020, we incurred $4.5 million of unrealized losses and $0.8 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2020.

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

See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2020. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of September 30, 2020 and December 31, 2019, our asset coverage ratio was 222.7% and 200.4%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2020, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2020, we had approximately $1.0 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2020, we had $15.7 million in cash and cash equivalents, including $11.8 million of restricted cash, an increase of $1.6 million from December 31, 2019. During the nine months ended September 30, 2020, we provided $289.0 million in cash from operating activities as a result of repayments and proceeds from investments of $720.7 million and an increase in net assets resulting from operations of $124.6 million, which was partially offset by funding portfolio investments of $549.1 million, and other operating activity of $7.2 million. Lastly, cash used in financing activities was $287.5 million during the period due to paydowns on our Revolving Credit Facility of $766.7 million, dividends paid of $97.1 million, repurchases of debt of $31.8 million, repurchases of common stock of $2.9 million, and deferred financing costs of $4.2 million, which was partially offset by borrowings of $615.2 million.

As of September 30, 2020, we had $11.8 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $2.5 million from December 31, 2019 primarily due to increases in the notional amount and fair value of our swaps.

Equity

During the nine months ended September 30, 2020 and 2019, we also issued 1,310,513 and 880,556 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $21.2 million and $16.5 million, respectively.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 4, 2020. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the nine months ended September 30, 2020, we repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the three months ended September 30, 2020, or during three and nine months ended September 30, 2019.

Debt

Debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,315.0	$291.3	$1,023.7	$279.9
2022 Convertible Notes	142.8	142.8	—	141.1
2023 Notes	150.0	150.0	—	148.5
2024 Notes	347.5	347.5	—	359.9
Total Debt	$1,955.3	$931.6	$1,023.7	$929.4

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts of $11.4 million, $1.7 million, $1.5 million and $5.7 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $18.1 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

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

As of September 30, 2020 and December 31, 2019, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2019, aggregate commitments under the facility were $1.245 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of January 31, 2020 (the “Ninth Amendment”), the aggregate commitments under the facility were increased to $1.315 billion.  The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $1.750 billion.

Pursuant to the Ninth Amendment, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from February 14, 2023 to January 31, 2024 and the stated maturity date was extended from February 14, 2024 to January 31, 2025.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2020, we had outstanding debt denominated in Australian Dollars (AUD) of 51.6 million, Canadian Dollars (CAD) of 62.2 million, and Euro (EUR) of 8.3 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2020 and December 31, 2019, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of September 30, 2020, the estimated adjusted conversion price was approximately $19.91 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

During the nine months ended September 30, 2020, we repurchased on the open market and extinguished $29.7 million in aggregate principal amount of the 2022 Convertible Notes for $29.5 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.7 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchases of the 2022 Convertible Notes, we entered into floating-to-fixed interest rate swaps with an aggregate notional amount equal to the amount of 2022 Convertible Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the current principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, our effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

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

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of September 30, 2020, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

As of September 30, 2020, the principal amount of the 2022 Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

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

During the nine months ended September 30, 2020, we repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.1 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchase of the 2024 Notes, we entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the current principal amount of the 2024 Notes outstanding. As a result of the swap, our effective interest rate on the outstanding 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2020 and December 31, 2019, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2020	December 31, 2019
Alpha Midco, Inc. - Delayed Draw	$0.4	$19.6
AppStar Financial, LLC - Revolver	—	2.0
AvidXchange, Inc. - Delayed Draw	4.7	5.1
Biohaven Pharmaceuticals, Inc. - Delayed Draw	22.5	—
BlueSnap, Inc. - Revolver	—	2.5
Centric Brands, Inc. - Revolver	45.6	—
ClearCompany, LLC - Delayed Draw	—	1.4
Clinicient, Inc. - Revolver	1.6	4.0
DaySmart Holdings, LLC - Delayed Draw	16.9	17.5
DaySmart Holdings, LLC - Revolver	2.0	5.0
Dye & Durham Corp. - Revolver	—	1.3
Energy Alloys, LLC - Delayed Draw	—	15.0
Energy Alloys, LLC - Revolver	2.0	—
Exela Receivables 1, LLC - Revolver	40.0	—
Factor Systems, Inc. - Delayed Draw	13.3	—
Ferrellgas, L.P. - Revolver	—	30.0
ForeScout Technologies, Inc.	0.5	—
G Treasury SS, LLC - Delayed Draw	2.9	3.8
Gainsight, Inc. - Delayed Draw	—	1.8
Integration Appliance, Inc. - Revolver	1.3	2.6
IntelePeer Holdings, Inc. - Convertible Note	1.4	—
IntelePeer Holdings, Inc. - Delayed Draw	3.2	3.5
IRGSE Holding Corp. - Revolver	0.4	2.1
Kyriba Corp. - Delayed Draw	4.5	8.3
Kyriba Corp. - Revolver	0.0	1.2
Lithium Technologies, LLC - Revolver	3.3	4.0
Lucidworks, Inc. - Revolver	3.3	3.3
Netwrix Corp. - Delayed Draw	24.7	—
Netwrix Corp. - Revolver	2.7	—
PageUp People, Ltd. - Revolver	3.6	2.8
PayLease, LLC - Revolver	—	3.3
PayScale Holdings, Inc. - Delayed Draw	7.7	7.7
PrimeRevenue, Inc. - Delayed Draw	0.8	—
PrimeRevenue, Inc. - Revolver	6.3	6.3
ResMan, LLC - Delayed Draw	5.5	3.6
ResMan, LLC - Revolver	2.0	2.0
Sprinklr - Delayed Draw Convertible Note	3.8	—
TherapeuticsMD, Inc. - Delayed Draw A1	—	7.5
TherapeuticsMD, Inc. - Delayed Draw A2	—	7.5
Valant Medical Solutions, Inc. - Delayed Draw	2.3	2.6
Valant Medical Solutions, Inc. - Revolver	0.5	2.0
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15.5	7.8
WideOrbit, Inc. - Revolver	4.8	—
Total Portfolio Company Commitments (1)	$250.0	$187.1

(1)

Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

Other Commitments and Contingencies

As of September 30, 2020 and December 31, 2019, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2020 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$291.3	$—	$—	$291.3	$—
2022 Convertible Notes	142.8	—	142.8	—	—
2023 Notes	150.0	—	150.0	—	—
2024 Notes	347.5	—	—	347.5	—
Total Contractual Obligations	$931.6	$—	$292.8	$638.8	$—

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

As of September 30, 2020, 98.9% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 98.8% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes and 2024 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of September 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$42.0	$27.9	$14.1
Up 200 basis points	$22.3	$18.6	$3.7
Up 100 basis points	$4.0	$9.3	$(5.3)
Down 25 basis points	$(0.1)	$(2.1)	$2.0
Down 50 basis points	$(0.2)	$(3.9)	$3.7

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of September 30, 2020, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of September 30, 2020, we had $931.6 million of outstanding indebtedness, which had an annualized interest cost of 2.41% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes and 2024 Notes. As of September 30, 2020, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis).

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of September 30, 2020

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-19.7%	-10.8%	-2.0%	6.9%	15.7%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of September 30, 2020. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2020.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at September 30, 2020 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 2.4% by the approximately $931.6 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at September 30, 2020 to determine the “Corresponding return to stockholder.”

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: November 4, 2020	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: November 4, 2020	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer