Form 10-K
period 2020-12-31
Sixth Street Specialty Lending, Inc.
filed 2021-02-17
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, based on the closing price on that date of $16.49 on The New York Stock Exchange, was approximately $1,061,937,084. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 17, 2021 was 67,896,113.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2020 annual meeting of stockholders are incorporated by reference in Part III.

SIXTH STREET SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2020

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

PART I

In this Annual Report, except where the context suggests otherwise, the terms “TSLX,” “we,” “us,” “our,” and “the Company” refer to Sixth Street Specialty Lending, Inc (formerly known as TPG Specialty Lending, Inc.). The term “Adviser” refers to Sixth Street Specialty Lending Advisers, LLC (formerly known as TSL Advisers, LLC), a Delaware limited liability company. The term “Sixth Street” refers to Sixth Street Partners, LLC (formerly known as “TSSP” or “TPG Sixth Street Partners”). The term “TPG” refers to TPG Global, LLC and its affiliates.

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2020, we have originated more than $15.8 billion aggregate principal amount of investments and retained approximately $7.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2020, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 87.1% of our total investments based on fair value, had weighted average annual revenue of $116.6 million and weighted average annual EBITDA of $40.9 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2020, based on fair value our portfolio consisted of 95.6% first-lien debt investments, 0.2% second-lien debt investments, 0.5% mezzanine investments, and 3.7% equity and other investments. As of December 31, 2020, 99.1% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 99.2% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2020 we had investments in 70 portfolio companies, with an average investment size of approximately $32.8 million based on fair value. As of December 31, 2020, the largest single investment based on fair value represented 3.7% of our total investment portfolio.

As of December 31, 2020, our portfolio was invested across 16 different industries. The largest industries in our portfolio as of December 31, 2020 were business services and financial services (primarily payment processing and financing technology companies), which represented, as a percentage of our portfolio, 22.2%, and 15.7% respectively, based on fair value.

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

Relationship with our Adviser, and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator, and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us, which we refer to as our Investment Team. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and Sixth Street Partners, LLC or “Sixth Street.”

Sixth Street is a global investment business with approximately $50 billion of assets under management. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 320 investment and operating professionals. As of December 31, 2020, thirty two (32) of these personnel are dedicated to our business, including twenty four (24) investment professionals.

Sixth Street was in a strategic relationship with TPG Global, LLC, or TPG from 2009 to 2020. On May 1, 2020, Sixth Street and TPG agreed to evolve their relationship and become independent, unaffiliated businesses.

Our Adviser consults with Sixth Street in connection with a substantial number of our investments. The Sixth Street platform provides us with the breadth of large and scalable investment resources. We believe we benefit from Sixth Street’s market expertise, insights into industry, sector and macroeconomic trends and intensive due diligence capabilities, which help us discern market conditions that vary across industries and credit cycles, identify favorable investment opportunities and manage our portfolio of investments. Sixth Street and its affiliates will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us.

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

In November 2020, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2021, and may be extended subject to required approvals.

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

Investment Process Overview

Origination and Sourcing

The substantial majority of our investments are not intermediated and are originated without the assistance of investment banks or other traditional Wall Street sources. In addition to executing direct calling campaigns on companies based on the Adviser’s sector and macroeconomic views, our Investment Team also maintains direct contact with financial sponsors, banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of investment opportunities. The substantial majority of our deals are informed by our current sector views and are sourced directly by our Adviser through our network of contacts. We also identify opportunities through our Adviser’s relationships with Sixth Street.

Due Diligence Process

The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment team responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, our diligence of each opportunity may include:

•	understanding the purpose of the capital requirement, the key personnel and variables, as well as the sources and uses of the proceeds;
•	meeting the company’s management, including top and middle-level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;

•	checking management’s backgrounds and references;
•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging Sixth Street internal resources with institutional knowledge of the company’s business; and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

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

Investment Review Committee

The Adviser manages our portfolio under the general oversight of the Investment Review Committee. The Investment Review Committee includes certain individuals who are senior personnel of the Adviser and Sixth Street, as well as certain other persons appointed by the Adviser from time to time. Our Investment Team and the Investment Review Committee are supported by and have access to the investment professionals, analytical capabilities and support personnel of Sixth Street.

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

Investments

As of December 31, 2020 and 2019, we had made investments with an aggregate fair value of $2,298.9 million and $2,245.9 million, respectively, in 70 and 63 portfolio companies, respectively.

Investments consisted of the following at December 31, 2020 and 2019:

	December 31, 2020
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,165.1	$2,196.9	$31.8
Second-lien debt investments	5.0	5.0	—
Mezzanine debt investments	8.2	11.0	2.8
Equity and other investments	80.7	86.0	5.3
Total Investments	$2,259.0	$2,298.9	$39.9

	December 31, 2019
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,134.1	$2,166.2	$32.1
Second-lien debt investments	13.9	14.1	0.2
Mezzanine debt investments	2.5	2.5	—
Equity and other investments	87.5	63.1	(24.4)
Total Investments	$2,238.0	$2,245.9	$7.9

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Beverage, food, and tobacco	—	2.2%
Business services	22.2%	16.8%
Chemicals	—	0.3%
Communications	2.0%	1.5%
Education	11.2%	9.2%
Electronics	—	0.1%
Financial services	15.7%	13.7%
Healthcare	8.3%	8.1%
Hotel, gaming and leisure	1.6%	1.6%
Human resource support services	9.9%	8.2%
Insurance	2.3%	2.3%
Internet services	5.2%	4.8%
Marketing services	2.0%	2.0%
Office products	0.3%	0.5%
Oil, gas and consumable fuels	1.7%	4.2%
Other	1.3%	—
Pharmaceuticals	2.8%	4.7%
Real Estate	1.7%	0.9%
Retail and consumer products	11.8%	14.9%
Transportation	—	4.0%
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the product or services (such as software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
United States
Midwest	13.4%	16.9%
Northeast	16.9%	15.8%
South	24.1%	19.2%
West	38.1%	38.8%
Australia	1.7%	1.6%
Bermuda	1.7%	1.7%
Canada	4.1%	6.0%
Total	100.0%	100.0%

Investment Commitments

As of December 31, 2020 and 2019, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2020	December 31, 2019
Alpha Midco, Inc. - Delayed Draw	$5.0	$19.6
AppStar Financial, LLC - Revolver	—	2.0
AvidXchange, Inc. - Delayed Draw	4.6	5.1
Biohaven Pharmaceuticals, Inc. - Delayed Draw	22.5	—
BlueSnap, Inc. - Revolver	—	2.5
ClearCompany, LLC - Delayed Draw	—	1.4
Clinicient, Inc. - Revolver	1.6	4.0
DaySmart Holdings, LLC - Revolver	—	5.0
DaySmart Holdings, LLC - Delayed Draw	11.2	17.5
Dye & Durham Corp. - Revolver	—	1.3
Energy Alloys, LLC - Delayed Draw	—	15.0
Factor Systems, Inc. - Delayed Draw	13.3	—
Ferrellgas, L.P. - Revolver	—	30.0
ForeScout Technologies Inc. - Revolver	0.5	—
G Treasury SS, LLC - Delayed Draw	2.8	3.8
Gainsight, Inc. - Delayed Draw	—	1.8
Integration Appliance, Inc. - Revolver	1.3	2.6
IntelePeer Holdings, Inc. - Delayed Draw	2.9	3.5
InvMetrics Holdings, Inc. - Revolver	1.9	—
IRGSE Holding Corp. - Revolver	0.1	2.1
Kyriba Corp. - Delayed Draw	3.0	8.3
Kyriba Corp. - Revolver	0.0	1.2
Lexipol, LLC - Delayed Draw	0.2	—
Lithium Technologies, LLC - Revolver	2.0	3.9
Lucidworks, Inc. - Revolver	3.3	3.3
Netwrix Corp. - Delayed Draw	16.5	—
Netwrix Corp. - Revolver	2.7	—
Nintex Global, Ltd. - Revolver	0.9	—
PageUp People, Ltd. - Revolver	3.8	2.8
PayLease, LLC - Revolver	—	3.3
PayScale Holdings, Inc. - Delayed Draw	7.7	7.7
PrimeRevenue, Inc. - Delayed Draw	0.6	—
PrimeRevenue, Inc. - Revolver	6.3	6.3
ReliaQuest Holdings, LLC - Delayed Draw	29.3	—
ReliaQuest Holdings, LLC - Revolver	2.8	—
ResMan, LLC - Delayed Draw	7.4	3.6
ResMan, LLC - Revolver	2.0	2.0
Sprinklr, Inc. - Delayed Draw Convertible Note	3.8	—
TherapeuticsMD, Inc. - Delayed Draw A1	—	7.5
TherapeuticsMD, Inc. - Delayed Draw A2	—	7.5
Valant Medical Solutions, Inc. - Delayed Draw	1.9	2.6
Valant Medical Solutions, Inc. - Revolver	0.5	2.0
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15.6	7.8
WideOrbit, Inc. - Revolver	4.8	—
Workwell Acquisition Co. - Delayed Draw	10.0	—
Total Portfolio Company Commitments (1)	$192.8	$187.0

(1)

Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

Other Commitments and Contingencies

As of December 31, 2020 and 2019, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2020, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2020 and 2019, our asset coverage was 204.5% and 200.4%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,335.0	$472.3	$862.7	$461.5
2022 Convertible Notes	142.8	142.8	—	141.3
2023 Notes	150.0	150.0	—	148.7
2024 Notes	347.5	347.5	—	358.9
Total Debt	$1,975.3	$1,112.6	$862.7	$1,110.4

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts of $10.8 million, $1.5 million, $1.3 million and $5.3 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $16.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

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

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental ($1.8) million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense were as follows:

($ in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Interest expense	$36.5	$39.1	$35.7
Commitment fees	3.7	2.9	1.8
Amortization of deferred financing costs	5.1	4.8	4.1
Accretion of original issue discount	0.5	0.9	0.8
Swap settlement	(6.4)	1.4	0.4
Total Interest Expense	$39.4	$49.1	$42.8
Average debt outstanding	$1,001.6	$913.4	$874.3
Weighted average interest rate	3.0%	4.4%	4.1%
Average 1-month LIBOR rate	0.5%	2.2%	2.0%

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

In addition to our Adviser, Sixth Street has a team of over 320 investment and operating professionals. As of December 31, 2020, thirty two (32) of these personnel are dedicated to our business, including twenty four (24) investment professionals.

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

For each of the years ended December 31, 2020, 2019, and 2018, Management Fees (gross of waivers) were $32.1 million, $30.1 million and $28.6 million, respectively.

The Adviser did not waive any Management Fees for the years ended December 31, 2020 and 2019. For the year ended December 31, 2018, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to our ownership of shares of common stock in Triangle Capital Corp. (the “TCAP Shares”). As of June 30, 2018 we had fully exited our position in the TCAP Shares.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. As of December 31, 2020, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the years ended December 31, 2020, 2019 and 2018, Incentive Fees (gross of waivers) were $32.9 million, $27.2 million and $30.5 million, respectively, of which $31.5 million, $27.2 million, and $30.5 million, respectively, were realized and payable to the Adviser. For the year ended December 31, 2020, $1.4 million of Incentive Fees were accrued related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less any cumulative unrealized losses and capital gains incentive fees paid inception to date. For the years ended December 31, 2019, and 2018, no Incentive Fees were accrued related to capital gains.

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

The Adviser did not waive any Incentive Fees for the year ended December 31, 2020 and 2019. For the year ended December 31 2018, Incentive Fees of less than $0.1 million were waived consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. Any waived Incentive Fees are not subject to recoupment by the Adviser.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the years ended December 31, 2020, 2019, and 2018, we incurred expenses of $3.8 million, $4.2 million, and $3.4 million, respectively, for administrative services payable under the terms of the Administration Agreement.

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2021, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, Sixth Street, and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed the Investment Advisory Agreement in November 2020. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance (prior to October 9, 2018, our minimum asset coverage requirement was 200%). See “—Senior Securities” for more information. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2020 and 2019, our asset coverage was 204.5% and 200.4% respectively.

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

Compliance with regulations has not had a material effect on our capital expenditure, earnings or competitive position.

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

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate for us to invest, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
•	Securities of any eligible portfolio company that we control;
•

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;

•

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities;
•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

As of December 31, 2020 and 2019, our asset coverage was 204.5% and 200.4% respectively.

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

We make available on our website (www.sixthstreetspecialtylending.com) our proxy statements, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K that we file with the SEC.

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business and Structure

•	We are dependent upon management personnel of the Adviser, Sixth Street and their affiliates for our future success.
•

We are subject to significant regulations governing our operation as a BDC, which affect our ability to, and the way in which we, raise additional capital. Changes in regulation could adversely affect our business.

•	We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.
•	We operate in a highly competitive market for investment opportunities.
•	If we are unable to source investments, access financing or manage future growth effectively, we may be unable to achieve our investment objective.
•	Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.
•

To the extent that we do not realize income or choose not to retain after-tax realized net capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

•

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, including as a result of our failure to satisfy the RIC distribution requirements.

•	We can be expected to retain some income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax.
•	Our Adviser and its affiliates, officers and employees may face certain conflicts of interest.
•

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with Sixth Street. Any new investment advisory agreement would require stockholder approval.

•

The Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

•	Any failure to maintain our status as a BDC would reduce our operating flexibility
•	We incur significant costs as a result of being a publicly traded company
•

Provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

•	Certain investors are limited in their ability to make significant investments in us.
•	Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies.
•	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
•	The interest rates of our debt investments to our portfolio companies and our indebtedness that extend beyond 2023 might be subject to change based on recent regulatory changes.

Risks Related to Economic Conditions

•

The COVID-19 pandemic has materially and adversely affected, and is likely to continue to materially and adversely affect, our portfolio companies and the results of our operations, including our financial results.

•	The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.
•	Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.
•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Risks Related to Our Portfolio Company Investments

•	Our investments are very risky and highly speculative.
•

The value of most of our portfolio securities will not have a readily available market price and we value these securities at fair value as determined in good faith by our Board, which valuation is inherently subjective, may not reflect what we may actually realize for the sale of the investment and could result in a conflict of interest with the Adviser.

•	The lack of liquidity in our investments may adversely affect our business.
•	Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of
•	significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•	We may securitize certain of our investments, which may subject us to certain structured financing risks.
•

Because we generally do not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over those portfolio companies or prevent decisions by management of those portfolio companies that could decrease the value of our investments.

•	We are exposed to risks associated with changes in interest rates.
•	We may not be able to realize expected returns on our invested capital.
•	By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•	Our portfolio companies in some cases may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies.
•	We may be exposed to special risks associated with bankruptcy cases.
•	Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.
•	Our ability to enter into transactions with our affiliates is restricted.
•	Any acquisitions or strategic investments that we pursue are subject to risks and uncertainties.
•	We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.
•	Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.
•	We expose ourselves to risks when we engage in hedging transactions.
•	The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.
•	If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.
•	Our portfolio investments may present special tax issues.
•

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

•	There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.

Risks Related to Our Securities

•	There is a risk that investors in our common stock may not receive dividends or that our dividends may not grow over time.
•	Investing in our securities may involve a high degree of risk.
•	The market price of our common stock may fluctuate significantly and could decline.
•	Our stockholders may experience dilution upon the conversion of the 2022 Convertible Notes.
•	Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.
•

Purchases of our common stock by us under the Company 10b5-1 Plan may result in dilution to our net asset value per share and the price of our common stock being higher than the price that otherwise might exist in the open market.

General Risk Factors

•

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividend.

•	Changes in laws or regulations governing our operations may adversely affect our business.

Risks Related to Our Business and Structure

We are dependent upon management personnel of the Adviser, Sixth Street and their affiliates for our future success.

We depend on the experience, diligence, skill and network of business contacts of senior members of our Investment Team. Our Investment Team, together with other professionals at Sixth Street and its affiliates, identifies, evaluates, negotiates, structures, closes, monitors and manages our investments. Our success will depend to a significant extent on the continued service and coordination of the senior members of our Investment Team. The senior members of our Investment Team are not contractually restricted from leaving the Adviser. The departure of any of these key personnel, including members of our Adviser’s Investment Review Committee, could have a material adverse effect on us.

In addition, we cannot assure you that the Adviser will remain our investment adviser or that we will continue to have access to Sixth Street or its investment professionals. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty on 60 days’ written notice.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 28,2020, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 28, 2021. We may in the future seek such approval again; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

As of December 31, 2020, we had $1,112.6 million of outstanding indebtedness, which had an annualized interest cost of 3.0% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes and 2024 Notes.

As of December 31, 2020, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis), the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis).

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2020

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-23.0%	-12.9%	-2.9%	7.2%	17.3%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2020. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2020.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2020 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 3.0% by the approximately $1,112.6 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2020 to determine the “Corresponding return to stockholder.”

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

As of December 31, 2020 and 2019, we elected to retain approximately $121 million and $106 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded an expense of $5.8 million and $3.8 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

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

In addition, any affiliated investment vehicle currently formed or formed in the future and managed by the Adviser or its affiliates, particularly in connection with any future growth of their respective businesses, may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. For example, Sixth Street has organized a separate investment vehicle, Sixth Street Specialty Lending Europe, aimed specifically at European middle-market loan originations and may in the future organize vehicles aimed at other loan origination opportunities outside our primary focus. Our ability to pursue investment opportunities other than middle-market loan originations for companies domiciled in the United States is subject to the contractual and other requirements of these other funds and allocation decisions by their respective senior professionals. As a result, the Adviser and its affiliates may face conflicts in allocating investment opportunities between us and those other entities. It is possible that we may not be given the opportunity to participate in certain investments made by those other entities that would otherwise be suitable for us.

On December 16, 2014, we were granted an exemptive order from the SEC that, if certain conditions are met, allows us to co-invest with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. These conditions include, among others, prior approval by a majority of our Independent Directors and that the terms and conditions of the investment applicable to those affiliates must be the same as those applicable to us. If the Adviser, Sixth Street and their affiliates were to determine that an investment is appropriate both for us and for one or more other affiliated vehicles, we would only be able to make the investment in conjunction with another vehicle to the extent the exemptive order granted to us by the SEC permits us to do so or the investment is otherwise permitted under relevant SEC guidance. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order. We cannot assure you when or whether we will apply for any other exemptive relief in the future and whether such orders will be obtained.

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with Sixth Street. Any new investment advisory agreement would require stockholder approval.

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

In addition, if the Adviser resigns or is terminated, we would lose the benefits of our relationship with Sixth Street, including insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us.

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

The interest rates of our debt investments to our portfolio companies and our indebtedness that extend beyond 2023 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. Amounts drawn under the Revolving Credit Facility also currently bear interest at LIBOR plus a margin, and obligations under interest rate swaps we enter into are referenced to LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in November 2020, ICE Benchmark Administration Limited (“IBA”), the LIBOR administrator, announced that it will consult on its intention to cease the publication of all British pound, euro, Swiss franc and Japanese yen LIBOR settings and on its intention to cease the publication of the one-week and two-month U.S. dollar (“USD”) LIBOR settings immediately following the LIBOR publication on December 31, 2021 and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023.  This announcement is viewed as an effective extension of the end of USD LIBOR. Concurrently with each IBA announcement, the FCA published statements in support of the IBA announcements, including IBA’s proposed extension of the publication of most USD LIBOR tenors, noting that the extension would provide time to address the legacy contracts that reference USD LIBOR.

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

Further, on October 23, 2020, the International Swap and Derivatives Association (“ISDA”) launched (i) Supplement number 70 to the 2006 ISDA Definitions (“IBOR Supplement”) and (ii) the ISDA 2020 IBOR Fallbacks Protocol (“IBOR Protocol”). The IBOR Supplement is intended to enhance the robustness of derivatives contracts traded on or after January 25, 2021 by addressing the risk that some interbank offered rates (“IBORs”) are permanently discontinued or, in the case of LIBOR, cease to be representative, by applying fallbacks to specified alternative references rates upon such a trigger. The IBOR Protocol permits adhering parties to amend in-scope transactions entered into prior to January 25, 2021 on similar terms. These documents are a critical element to industry efforts to facilitate the derivatives markets’ transition away from LIBOR and other IBORs.

If LIBOR ceases to exist or degrades to the degree that it is no longer representative of the underlying market, we may need to renegotiate the credit agreements extending beyond 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist or degrades to the degree that it is no longer representative of the underlying market, we may need to renegotiate certain terms of our Revolving Credit Facility to replace LIBOR with the new standard that is established in its place. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital. If LIBOR ceases to exist or degrades to the degree that it is no longer representative of the underlying market, we will also have to renegotiate the terms of any outstanding interest rate swaps.

A significant majority of our investments are expected to have interest rates with a LIBOR reference. As a result, the transition away from LIBOR could adversely impact us. Even if replacement conventions (e.g., SOFR) are adopted in the lending and bond markets, it is uncertain whether they might affect us as an investor in floating-rate instruments, including by: (a) affecting liquidity of our investments in the secondary market and their market value; (b) reducing the interest rate earned by the Fund as a holder of such Investments (either generally or in certain market cycles) due to the use of a collateralized, overnight rate and credit spread adjustments instead of an unsecured, term rate; or (c) causing us to incur expenses to manage the transition away from LIBOR. Also, while it is common for recently issued instruments to contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology and mechanisms to amend the applicable reference rate, not all instruments have such provisions and there are significant uncertainties regarding the effectiveness of any such alternative methodologies. As such, we may need to renegotiate the terms of credit agreements with certain issuers of investments that utilize LIBOR in order to replace it with the new standard convention that is established, which could result in increased costs for us.

We may also enter into swaps and similar instruments that reference LIBOR, including swaps used to manage long-term interest rate risk related to assets and/or liabilities. In addition to us potentially needing to renegotiate some of those instruments to address a transition away from LIBOR, there also may be different conventions that arise in different but related market segments, which could result in mismatches between different assets and liabilities and, in turn, in possible unexpected gains and/or losses for us. In addition and as further described above, some of the standard conventions under consideration, including SOFR, are conceptually different than LIBOR, in that they are overnight, secured rates instead of unsecured, term rates, which could behave differently from LIBOR in ways that cause the Fund to owe greater payments or receive less payments under its derivatives, at least during certain market cycles.  Some of these replacement rates may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for us.

Changes in tax laws, including the Tax Cuts and Jobs Act may adversely affect our business.

Recent changes to U.S. tax laws, including the Tax Cuts and Jobs Act enacted on December 22, 2017 (“Tax Reform”) and the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”) have made significant changes to the U.S. federal income tax system.  Among other things, Tax Reform may limit the ability of borrowers to fully deduct interest expense.  This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans.  Further changes could be made under the new Presidential administration in the United States.  Such changes to the tax laws, including changes to interest deductibility, utility of net operating losses and other provisions of Tax Reform or of future legislation or regulatory guidance could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us.  Prospective investors are urged to consult with their own advisors about the potential effects of Tax Reform and other changes in tax laws on the loan market and about the tax consequences of an investment in us.

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

Moreover, the effects of the COVID-19 pandemic may heighten the other risk factors described in this Annual Report. It is currently impossible to determine the scope of this or any future outbreak, how long any such outbreak, market disruption, volatility or uncertainty may last, the effect any governmental actions will have or the full potential impact on us, the Adviser and our portfolio companies.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and the transition of presidential power in the United States, has led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, after raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2020 U.S. election, the Democratic Party currently controls the executive branch of government, the Senate, and the House. The Democratic Party’s consolidation of power, while a bare majority in the Senate, makes it more likely that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater regulation of nonbank lenders such as us. The United States may also potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

The decision by Sixth Street, our Adviser or their affiliates to allocate an opportunity to another entity could cause us to forgo an investment opportunity that we otherwise would have made. We also generally will be unable to invest in any issuer in which Sixth Street and its other affiliates or a fund managed by Sixth Street or its other affiliates has previously invested or in which they are making an investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. We and our affiliates, including investment funds managed by our affiliates, are only permitted to co-invest in accordance with the terms of the exemptive order or in the limited circumstances otherwise currently permitted by regulatory guidance. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates  and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

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

Finally, the SEC has recently adopted Rule 18f-4, which constrains our ability to use swaps and other derivatives. Among other requirements, the rule would force us to reduce our use of derivatives, unless we were to qualify as a limited derivatives user under the rule, if the value-at-risk of our investment portfolio including our swap or derivative positions, exceeds 200 percent of a “designated reference portfolio,” which is a designated index that is unleveraged and reflects the market or asset classes in which we invest or our securities portfolio. If we could not identify a suitable reference portfolio, our value-at-risk would not be permitted to exceed 20% of our net assets. In addition, we are required under the final rule to establish a risk management program for our use of swaps or other derivative positions. Based on our current use of derivatives primarily for interest rate hedging purposes, we believe that we qualify, and will continue to qualify, as a limited derivatives user under the rule. However, we cannot assure you that we will be treated as a limited derivatives user or that our approach to our use of derivatives will not change.

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

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Our cleared OTC derivatives (such as the interest rate swaps we entered into in connection with certain investments in portfolio companies and our 2022 Convertible Notes, 2023 Notes, and 2024 Notes) are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers that are not cleared.  The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk.  Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

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

Our Adviser has filed with the National Futures Association a notice of exclusion from registration with the CFTC as a commodity pool operator (“CPO”) pursuant to CFTC Rule 4.5. CFTC Rule 4.5 relieves our Adviser from registering with the CFTC as the CPO of us, so long as we:

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

•	loss of RIC or BDC status;
•	changes or perceived changes in earnings or variations in operating results;
•	changes in our portfolio of investments;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	any downgrades to our credit rating or placement on a negative watch status by a credit rating agency;
•	departure of the Adviser’s or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	short-selling pressure with respect to shares of our common stock or BDCs generally;
•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including our 2022 Convertible Notes;
•	uncertainty surrounding the strength of the U.S. economy;
•	concerns regarding European sovereign debt and Brexit;
•	concerns regarding volatility in the Chinese stock market and Chinese currency;
•	concerns regarding U.S. and global tariffs and trade policy;
•	fluctuations in base interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate;
•	the impact of public health epidemics on the global economy, such as the COVID-19 pandemic and its worldwide impact;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

Our 2022 Convertible Notes are convertible into shares of our common stock beginning on February 1, 2022, or earlier, under certain circumstances. Upon conversion of our 2022 Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The estimated adjusted conversion price of the 2022 Convertible Notes is $19.80 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2022 Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

We have entered into an agreement with Goldman Sachs & Co. LLC, which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman Sachs & Co. LLC, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or May 31, 2021.

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

On August 4, 2015, the Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 4, 2020.. Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions.

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

General Risk Factors

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

Holders

As of February 17, 2021, there were approximately 3 holders of record of our common stock (including Cede & Co.).

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the total return on our common stock from December 31, 2015 to December 31, 2020 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index (“Leverage Loan Index”), and the Bloomberg Barclays US Corporate High Yield Total Return Index (“High Yield Bond Index”). This graph assumes that on December 31, 2015, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the Leverage Loan Index and the High Yield Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The performance included in the below graph is not necessarily indicative of future performance.

TSLX
S&P BDC Index
S&P 500
Leveraged Loan Index
High Yield Bond Index
$250.0
$225.0
$200.0
$175.0
$150.0
$125.0
$100.0
$75.0
12/31/15
3/31/16
6/30/16
9/30/16
12/30/16
3/31/17
6/30/17
9/29/17
12/29/17
3/29/18
6/29/18
9/28/18
12/31/18
3/29/19
6/28/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the end of each fiscal year ended December 31 since we commenced operations. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2020 is attached as an exhibit to this annual report on Form 10-K.

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit
Revolving Credit Facilities
December 31, 2020	$472.3	$2,045.4	$—	N/A
December 31, 2019	495.7	2,004.1	—	N/A
December 31, 2018	187.5	2,705.2	—	N/A
December 31, 2017	486.8	2,355.3	—	N/A
December 31, 2016	578.7	2,376.6	—	N/A
December 31, 2015	540.3	2,257.3	—	N/A
December 31, 2014	283.9	3,110.3	—	N/A
December 31, 2013	432.3	2,329.5	—	N/A
December 31, 2012	331.8	2,445.9	—	N/A
December 31, 2011	155.0	2,116.7	—	N/A
Convertible Senior Notes due 2019
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	114.3	2,705.2	—	N/A
December 31, 2017	113.7	2,355.3	—	N/A
December 31, 2016	113.1	2,376.6	—	N/A
December 31, 2015	112.5	2,257.3	—	N/A
December 31, 2014	111.9	3,110.3	—	N/A
Convertible Senior Notes due 2022
December 31, 2020	$142.5	$2,045.4	$—	N/A
December 31, 2019	171.9	2,004.1	—	N/A
December 31, 2018	171.7	2,705.2	—	N/A
December 31, 2017	114.7	2,355.3	—	N/A
2023 Notes
December 31, 2020	$150.0	$2,045.4	$—	N/A
December 31, 2019	150.0	2,004.1	—	N/A
December 31, 2018	150.0	2,705.2	—	N/A
2024 Notes
December 31, 2020	$346.1	$2,045.4	$—	N/A
December 31, 2019	297.2	2,004.1	—	N/A

(1)	Total amount of each class of senior securities outstanding at carrying value, excluding the impact of deferred financing costs and hedge accounting relationships, at the end of the period presented.
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

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in millions, except per share amounts)	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data
Income
Total Investment Income	$270.0	$251.5	$261.9	$210.9	$192.4
Expenses
Net Expenses	117.3	119.4	114.6	87.8	82.8
Net Investment Income Before Income Taxes	152.7	132.1	147.3	123.1	109.6
Net Investment Income	147.0	128.3	143.9	120.3	107.3
Total Change in Net Unrealized Gain (Loss)	33.7	24.3	(14.2)	5.3	29.8
Total Net Realized Gain (Loss)	(2.6)	2.0	(10.7)	(14.0)	(0.1)
Increase in Net Assets Resulting from Operations	178.1	154.6	119.0	111.6	137.0
Earnings per common share—basic and diluted (1)	$2.65	$2.34	$1.86	$1.86	$2.34

	For the Year Ended December 31,
($ in millions, except per share amounts)	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data
Cash and cash equivalents	$13.3	$14.1	$10.6	$6.7	$6.0
Investments at fair value	$2,298.9	$2,245.9	$1,706.0	$1,693.7	$1,657.4
Total assets	$2,338.6	$2,280.9	$1,730.3	$1,720.2	$1,675.5
Total debt	$1,110.4	$1,094.5	$608.0	$703.4	$680.7
Total liabilities	$1,177.3	$1,161.6	$667.1	$750.9	$723.3
Total net assets	$1,161.3	$1,119.3	$1,063.2	$969.3	$952.2
Net asset value per share	$17.16	$16.83	$16.25	$16.09	$15.95
Other Data:
Number of portfolio companies at year end	70	63	46	45	52
Dividends declared per share	$2.30	$1.81	$1.78	$1.75	$1.56
Total return based on net asset value (2)	15.6%	14.7%	12.1%	11.9%	15.5%
Weighted average yield of debt and income producing securities at fair value (3)	10.0%	10.5%	11.6%	10.7%	10.4%
Weighted average yield of debt and income producing securities at amortized cost (3)	10.2%	10.7%	11.7%	10.8%	10.4%
Fair value of debt investments as a percentage of principal	99.4%	99.8%	99.4%	99.4%	98.5%
Weighted average fair value of debt investments as a percentage of call price	94.6%	96.2%	95.9%	95.6%	95.0%

(1)	Earnings per common share is based on weighted average shares of common stock outstanding during the period.
(2)

U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. Our total return set forth in the table above for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to our ownership of shares of common stock of Triangle Capital Corp. and Oxford Square Capital Corp. The Management Fee, excluding the effects of the waivers, would have been $28.6 million, $24.3 million, and $24.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Incentive Fee excluding the effects of the waiver would have been $30.5 million, $25.5 million, and $22.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Adviser did not waive any Management Fees or Incentive Fees for the years ended December 31, 2020 and 2019. The corresponding impact on the total return calculation is not material.

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

Overview

Sixth Street Specialty Lending, Inc. (formerly known as TPG Specialty Lending, Inc.) is a Delaware corporation formed on July 21, 2010. Effective June 15, 2020, we changed our name from TPG Specialty Lending, Inc. to Sixth Street Specialty Lending, Inc. The Adviser is our external manager. We have four wholly owned subsidiaries, TC Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, Sixth Street SL SPV, LLC (formerly known as TPG SL SPV, LLC), a Delaware limited liability company, in which we hold assets that were previously used to support our asset-backed credit facility, Sixth Street SL Holding, LLC (formerly known as TSL MR, LLC), a Delaware limited liability company, in which we hold certain investments, and Sixth Street Specialty Lending Sub, LLC, a Cayman Islands limited liability company, in which we plan to hold certain investments.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2020, we have originated more than $15.8 billion aggregate principal amount of investments and retained approximately $7.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2020, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 87.1% of our total investments based on fair value, had weighted average annual revenue of $116.6 million and weighted average annual EBITDA of $40.9 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2020, the largest single investment based on fair value represented 3.7% of our total investment portfolio.

As of December 31, 2020, the average investment size in each of our portfolio companies was approximately $32.8 million based on fair value.

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

As of December 31, 2020, the largest industry represented 22.2% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2020, approximately 95.8% of our portfolio was invested in secured debt, including 95.6% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2020, the weighted average term on new investment commitments in new portfolio companies was 4.6 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2020, we had call protection on 82.0% of our debt investments based on fair value, with weighted average call prices of 107.0% for the first year, 104.3% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of December 31, 2020, 99.1% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 99.2% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with approximately $50 billion of assets under management. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 320 investment and operating professionals. As of December 31, 2020, thirty two (32) of these personnel are dedicated to our business, including twenty four (24) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2020, 99.1% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 99.2% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the year ended December 31, 2020, 3.2% of our total investment income was comprised of PIK interest.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income using the effective interest method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. We record prepayment premiums on loans as interest income when earned. We also may generate revenue in the form of commitment, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees. The frequency or volume of these items of revenue may fluctuate significantly.

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

Portfolio and Investment Activity

As of December 31, 2020, our portfolio based on fair value consisted of 95.6% first-lien debt investments, 0.2% second-lien debt investments, 0.5% mezzanine investments and 3.7% equity and other investments.  As of December 31, 2019, our portfolio based on fair value consisted of 96.5% first-lien debt investments, 0.6% second-lien debt investments, 0.1% mezzanine investments, and 2.8% equity and other investments.

As of December 31, 2020 and December 31, 2019, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.0% and 10.5%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.2% and 10.7%, respectively.

As of December 31, 2020 and December 31, 2019, we had investments in 70 and 63 portfolio companies, respectively, with an aggregate fair value of $2,298.9 million and $2,245.9 million, respectively.

For the year ended December 31, 2020, the principal amount of new investments funded was $939.0 million in 31 new portfolio companies and 27 existing portfolio companies. For this period, we had $941.3 million aggregate principal amount in exits and repayments.

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

Our investment activity for the years ended December 31, 2020, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in millions)	2020	2019	2018
New investment commitments:
Gross originations	$3,296.8	$3,007.0	$2,199.4
Less: Syndications/sell downs	2,112.1	1,773.5	1,291.2
Total new investment commitments	$1,184.7	$1,233.5	$908.2
Principal amount of investments funded:
First-lien	$909.6	$1,055.7	$798.2
Second-lien	5.2	12.4	0.8
Mezzanine	4.1	—	2.5
Equity and other	20.1	19.5	15.4
Total	$939.0	$1,087.6	$816.9
Principal amount of investments sold or repaid:
First-lien	$922.1	$567.1	$702.5
Second-lien	4.4	0.8	59.6
Mezzanine	—	—	—
Equity and other	14.8	7.3	28.2
Total	$941.3	$575.2	$790.3
Number of new investment commitments in new portfolio companies	31	32	26
Average new investment commitment amount in new portfolio companies	$30.9	$28.7	$31.8
Weighted average term for new investment commitments in new portfolio companies (in years)	4.6	4.6	5.2
Percentage of new debt investment commitments at floating rates (1)	98.8%	98.7%	99.1%
Percentage of new debt investment commitments at fixed rates	1.2%	1.3%	0.9%
Weighted average interest rate of new investment commitments	10.2%	10.2%	10.5%
Weighted average spread over LIBOR of new floating rate investment commitments	10.0%	8.0%	8.1%
Weighted average interest rate on investments sold or paid down	9.7%	11.8%	10.6%

(1)

Includes one fixed rate investment for the year ended December 31, 2020 and two fixed rate investments for the years ended December 31, 2019 and 2018 for which we entered into interest rate swap agreements to swap to floating rates.

As of December 31, 2020 and 2019, our investments consisted of the following:

	December 31, 2020		December 31, 2019
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,196.9	$2,165.1	$2,166.2	$2,134.1
Second-lien debt investments	5.0	5.0	14.1	13.9
Mezzanine debt investments	11.0	8.2	2.5	2.5
Equity and other investments	86.0	80.7	63.1	87.5
Total	$2,298.9	$2,259.0	$2,245.9	$2,238.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,277.3	99.1%	$2,245.9	100.0%
Non-accrual (1)	21.6	0.9	—	—
Total	$2,298.9	100.0%	$2,245.9	100.0%

	December 31, 2020		December 31, 2019
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,233.7	98.9%	$2,238.0	100.0%
Non-accrual (1)	25.3	1.1	—	—
Total	$2,259.0	100.0%	$2,238.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted average total yield of debt and income producing securities (1)	10.0%	10.5%
Weighted average interest rate of debt and income producing securities	9.5%	9.9%
Weighted average spread over LIBOR of all floating rate investments (2)	9.3%	8.1%

(1)	Weighted average total portfolio yield at fair value was 9.5% at December 31, 2020 and 10.3% at December 31, 2019.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2020 and 2019. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2020		December 31, 2019
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$1,996.5	86.8%	$1,968.0	87.6%
2	244.1	10.7	230.0	10.3
3	36.7	1.6	47.9	2.1
4	—	—	—	—
5	21.6	0.9	—	—
Total	$2,298.9	100.0%	$2,245.9	100.0%

Results of Operations

Operating results for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Total investment income	$270.0	$251.5	$261.9
Less: Net expenses	117.3	119.4	114.6
Net investment income before income taxes	152.7	132.1	147.3
Less: Income taxes, including excise taxes	5.7	3.8	3.4
Net investment income	147.0	128.3	143.9
Net realized gains (losses) (1)	(2.6)	2.0	(10.7)
Net change in unrealized gains (losses) (1)	33.7	24.3	(14.2)
Net increase in net assets resulting from operations	$178.1	$154.6	$119.0

(1)	Includes foreign exchange hedging activity.

Investment Income

	For the Year Ended December 31,
($ in millions)	2020	2019	2018
Interest from investments	$245.7	$237.2	$249.9
Dividend income	1.8	0.4	0.2
Other income	22.5	13.9	11.8
Total investment income	$270.0	$251.5	$261.9

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $237.2 million for the year ended December 31, 2019 to $245.7 million for the year ended December 31, 2020, primarily due to an increase in accelerated amortization of upfront fees and prepayment fees due to increased paydowns which was partially offset by a decrease in the average

LIBOR rate for the year ended December 31, 2020. Accelerated amortization of upfront fees, from unscheduled paydowns, increased from $6.7 million for the year ended December 31, 2019 to $14.0 million for the year ended December 31, 2020, and prepayment fees increased from $12.0 million for the year ended December 31, 2019 to $21.5 million for the year ended December 31, 2020. The accelerated amortization and prepayment fees primarily resulted from full paydowns on 13 portfolio investments, partial paydowns on five portfolio investments, and prepayment fees on 11 portfolio investments during the year ended December 31, 2019, and full paydowns on 17 portfolio investments, partial paydowns on ten portfolio investments, partial realizations on four portfolio investments and prepayment fees on 18 portfolio investments during the year ended December 31, 2020. Dividend income increased from $0.4 million for the year ended December 31, 2019 to $1.8 million for the year ended December 31, 2020 due to increased investment in dividend yielding securities in 2020. Other income increased from $13.9 million for the year ended December 31, 2019 to $22.5 million for the year ended December 31, 2020, primarily due to higher agency, syndication and miscellaneous fees earned during 2020.

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

Expenses

Operating expenses for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Year Ended December 31,
($ in millions)	2020	2019	2018
Interest	$39.4	$49.1	$42.8
Management fees (net of waivers)	32.1	30.1	28.5
Incentive fees related to pre-incentive fee net investment income (net of waivers)	31.5	27.2	30.5
Incentive fees related to realized/unrealized capital gains	1.4	—	—
Professional fees	6.8	6.5	7.2
Directors fees	0.8	0.6	0.4
Other general and administrative	5.3	5.9	5.2
Net Expenses	$117.3	$119.4	$114.6

Interest

Interest expense, including other debt financing expenses, decreased from $49.1 million for the year ended December 31, 2019 to $39.4 million for the year ended December 31, 2020. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding due to a decrease in LIBOR and a change in the mix of our debt financing sources for the year ended December 31, 2020 which was partially offset by an increase in the average debt outstanding from $913.4 million for the year ended December 31, 2019 to $1,001.6 million for the year ended December 31, 2020. The average interest rate on our debt outstanding decreased from 4.4% for the year ended December 31, 2019 to 3.0% for the year ended December 31, 2020 due to a change in the mix of our debt financing sources and a change in LIBOR rates. For the years ended December 31, 2019 and 2020, weighted average one-month LIBOR for the year was 2.2% and 0.5%, respectively.

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

Management Fees

Management Fees increased from $30.1 million for the year ended December 31, 2019 to $32.1 million for the year ended December 31, 2020 due to a small increase in average total assets for the year ended December 31, 2020. The Adviser did not waive any Management Fees for the years ended December 31, 2019 and 2020.

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

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $27.2 million for the year ended December 31, 2019 to $31.5 million for the year ended December 31, 2020. This increase resulted primarily from an increase in accelerated amortization of upfront fees and prepayment fees received during the year ended December 31, 2020 and the related increase in net investment income. There were no Incentive Fees related to pre-incentive Fee net investment income waived for the years ended December 31, 2019 or 2020. There were no Incentive Fees related to net capital gains and losses for the year ended December 31, 2019 due to cumulative realized and unrealized losses on our investments and $1.4 million of Incentive Fees were accrued for the year ended December 31, 2020 related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less cumulative unrealized losses and capital gains incentive fees paid inception to date.

Incentive Fees (gross of waivers) related to pre-Incentive Fee net investment income decreased from $30.5 million for the year ended December 31, 2018 to $27.2 million for the year ended December 31, 2019. This decrease resulted primarily from a decrease in interest from investments received during the year ended December 31, 2019 and the related decrease in net investment income.  For the year ended December 31, 2018, Incentive Fees related to pre-Incentive Fee net investment income of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to our ownership of the TCAP Shares. There were no Incentive Fees related to pre-incentive Fee net investment income waived for the year ended December 31, 2019. There were no Incentive Fees related to net capital gains for the year ended December 31, 2018 and the year ended December 31, 2019 due to cumulative realized and unrealized losses on our investments.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $6.5 million for the year ended December 31, 2019 to $6.8 million for the year ended December 31, 2020 due to higher legal fees, independent third-party valuation firm and sub-agent administration costs due to a larger portfolio.  Other general and administrative fees decreased from $5.9 million for the year ended December 31, 2019 to $5.3 million for the year ended December 31, 2020.

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

For the calendar years ended December 31, 2020, 2019 and 2018 we recorded a net expense of $5.8 million, $3.8 million and $3.4 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
($ in millions)	2020	2019	2018
Net realized gains (losses) on investments	$(3.1)	$1.9	$(11.4)
Net realized gains on extinguishment of debt	0.7	—	—
Net realized gains (losses) on foreign currency transactions	(0.0)	0.1	0.2
Net realized losses on foreign currency investments	(1.1)	(0.4)	(2.2)
Net realized gains on foreign currency borrowings	1.0	0.4	2.7
Net realized gains (losses) on interest rate swaps	(0.1)	0.0	—
Net Realized Gains (Losses)	$(2.6)	$2.0	$(10.7)

Change in unrealized gains on investments	$74.4	$45.6	$44.9
Change in unrealized losses on investments	(42.4)	(27.3)	(62.8)
Net Change in Unrealized Gains (Losses) on Investments	$32.0	$18.3	$(17.9)
Unrealized gains (losses) on foreign currency borrowings	(5.1)	(3.2)	5.4
Unrealized gains (losses) on foreign currency cash and forward contracts	(0.0)	0.0	(0.0)
Unrealized gains (losses) on interest rate swaps	6.8	9.2	(1.7)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$1.7	$6.0	$3.7

Net Change in Unrealized Gains (Losses)	$33.7	$24.3	$(14.2)

For the years ended December 31, 2020, 2019, and 2018, we had net realized losses on investments of $3.1 million, net realized gains on investments of $1.9 million and net realized losses on investments of $11.4 million, respectively. For the year ended December 31, 2020, we had net realized gains of $0.7 million on extinguishment of debt, as a result of our repurchases of our debt securities. For the year ended December 31, 2020, we had net realized losses of less than $0.1 million and for the years ended December 31 2019, and 2018, we had net realized gains of $0.1 million and $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2020, 2019 and 2018, we had net realized losses on foreign currency investments of $1.1 million, $0.4 million and $2.2 million, respectively. For the years ended December 31, 2020, 2019, and 2018 we had net realized gains on foreign currency borrowings of $1.0 million, $0.4 million and $2.7 million, respectively. The net realized gains on foreign currency borrowings were a result of payments on our revolving credit facility. For the years ended December 31, 2020 and 2019 we had net realized losses of $0.1 million and net realized gains less than $0.1 million, respectively, on interest rate swaps.

For the year ended December 31, 2020 we had $74.4 million in unrealized gains on 53 portfolio company investments, which was offset by $42.4 million in unrealized losses on 29 portfolio company investments. Unrealized gains for the year ended December 31, 2020 resulted from an increase in fair value, primarily due to positive valuation adjustments, the positive impact on valuations from the existence of LIBOR floors, and unwind of prior period unrealized losses. Unrealized losses for the year ended December 31, 2020 resulted from the reversal of prior period unrealized gains due to realizations and negative credit-related adjustments.

For the year ended December 31, 2019 we had $45.6 million in unrealized gains on 53 portfolio company investments, which was offset by $27.3 million in unrealized losses on 23 portfolio company investments. Unrealized gains for the year ended December 31, 2019 resulted from an increase in fair value, primarily due to positive valuation adjustments and changes in credit spreads. Unrealized losses for the year ended December 31, 2019 resulted from the unwind of prior period unrealized gains due to realizations and negative credit-related adjustments.

For the year ended December 31, 2018 we had $44.9 million in unrealized gains on 17 portfolio company investments, which was offset by $62.8 million in unrealized losses on 50 portfolio company investments. Unrealized gains for the year ended December 31, 2018 resulted from an increase in fair value, primarily due to reversal of prior period unrealized losses and positive valuation adjustments. Unrealized losses for the year ended December 31, 2018 resulted from the unwind of prior period unrealized gains on realized investments, widening credit spreads, and in some instances negative credit-related adjustments.

For the years ended December 31, 2020 and December 31, 2019 we had unrealized losses on foreign currency borrowings of $5.1 million and $3.2 million, respectively, primarily as a result of fluctuations in the AUD, CAD, and EUR exchange rates. For the year ended December 31, 2018, we had unrealized gains on foreign currency borrowings of $5.4 million, primarily as a result of fluctuations in the AUD, CAD, and EUR exchange rates. For the years ended December 31, 2020, 2019, and 2018, we had unrealized losses on foreign currency cash and forward contracts of less than $0.1 million, unrealized gains on foreign currency cash and forward contracts of less than $0.1 million, and unrealized losses on foreign currency cash and forward contracts of less than $0.1 million,  primarily as a result of settling our foreign currency forward contracts. For the year ended December 31, 2020 and 2019 we had unrealized gains on interest rate swaps of $6.8 million and $9.2 million, respectively and for the year ended December 31, 2018, we had unrealized losses on interest rate swaps of $1.7 million, due to fluctuations in interest rates.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2020, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 19.2% (based on total capital invested of $4.9 billion and total proceeds from these exited investments of $6.2 billion). Ninety-one percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Interest Rate and Foreign Currency Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the years ended December 31, 2020 and 2019, we had $5.1 million and $3.2 million of unrealized losses, respectively, and for the year ended December 31, 2018 we had $5.4 million of unrealized gains on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2020, 2019 and 2018. See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2020. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of December 31, 2020, 2019 and 2018, our asset coverage ratio was 204.5%, 200.4%, and 270.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2020, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2020, we had approximately $862.7 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of December 31, 2020, we had $13.3 million in cash and cash equivalents, including $10.8 million of restricted cash. During the year ended December 31, 2020, we provided $145.1 million in cash from operating activities as a result of repayments and proceeds from investments of $1,048.0 million and an increase in net assets resulting from operations of $178.1 million, which was partially offset by funding portfolio investments of $1,038.9 million, and other operating activity of $42.1 million. Lastly, cash used in financing activities was $145.9 million during the period, consisting of paydowns on our Revolving Credit Facility of $1,090.7 million, dividends paid of $130.4 million, repurchases of debt of $31.8 million, repurchases of common stock of $2.9 million, and deferred financing costs of $4.3 million, which was partially offset by borrowings of $1,114.2 million.

As of December 31, 2019, we had $14.1 million in cash and cash equivalents, including $9.3 million of restricted cash. During the year ended December 31, 2019, we provided $378.0 million in cash for operating activities, primarily as a result of purchases and originations of investments of $1,118.1 million and other operating activity of $36.5 million partially offset by repayments on investments of $622.0 million and an increase in net assets resulting from operations of $154.6 million. Lastly, cash provided in financing activities was $381.6 million during the period, primarily due to borrowings of $1,742.6 million (including the issuance of $300.0 million principal amount of our 2024 Notes), which were partially offset by paydowns on our Revolving Credit Facility of $1,255.2 million, dividends paid of $98.1 million, and deferred financing costs of $7.7 million.

As of December 31, 2020, we had $10.8 million of restricted cash pledged as collateral under our interest rate swap agreements, compared to $9.3 million as of December 31, 2019.

Equity

During the years ended December 31, 2020 and 2019, we issued 1,366,582 and 1,111,774 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $22.3 million and $21.1 million, respectively. On January 15, 2021, we issued 211,904 shares of our common stock through our dividend reinvestment plan for proceeds of $4.2 million, which is not reflected in the number of shares issued for the year ended December 31, 2020 in this section or the consolidated financial statements for the year ended December 31, 2020.

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

For the year ended December 31, 2020, we repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. For the year ended December 31, 2019 no shares were repurchased.

Debt

Debt obligations consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,335.0	$472.3	$862.7	$461.5
2022 Convertible Notes	142.8	142.8	—	141.3
2023 Notes	150.0	150.0	—	148.7
2024 Notes	347.5	347.5	—	358.9
Total Debt	$1,975.3	$1,112.6	$862.7	$1,110.4

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts of $10.8 million, $1.5 million, $1.3 million and $5.3 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $16.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

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

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental ($1.8) million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

As of December 31, 2020 and December 31, 2019, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2020, aggregate commitments under the facility were $1.335 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of February 5, 2021 (the “Tenth Amendment”), the aggregate commitments under the facility were increased to $1.485 billion.  The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Tenth Amendment, with respect to $1.390 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from January 31, 2024 to February 4, 2025 and the stated maturity date was extended from January 31, 2025 to February 4, 2026. For the remaining $95.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2020, we had outstanding debt denominated in Australian dollars (AUD) of 51.6 million, Canadian dollars (CAD) of 74.8 million, and Euro (EUR) of 8.4 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2020 and December 31, 2019, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of December 31, 2020, the estimated adjusted conversion price was approximately $19.80 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

During the year ended December 31, 2020, we repurchased on the open market and extinguished $29.7 million in aggregate principal amount of the 2022 Convertible Notes for $29.5 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.7 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchases of the 2022 Convertible Notes, we entered into floating-to-fixed interest rate swaps with an aggregate notional amount equal to the amount of 2022 Convertible Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the current principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, our effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

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

As of December 31, 2020, the principal amount of the 2022 Convertible Notes was exceeded by the value of the underlying shares multiplied by the per share closing price of our common stock. However, the conditions required for conversion prior to maturity had not been satisfied. As of December 31, 2019, the principal amount of the 2022 Convertible Notes was exceeded by the value of the underlying shares multiplied by the per share closing price of our common stock. However, the conditions required for conversion prior to maturity had not been satisfied.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of December 31, 2020 and 2019, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

During the year ended December 31, 2020, we repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.1 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchase of the 2024 Notes, we entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the current principal amount of the 2024 Notes outstanding. As a result of the swap, our effective interest rate on the outstanding 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

2026 Notes

On February 3, 2021, we issued $300.0 million aggregate principal amount of unsecured notes that mature on August 1, 2026 (the “2026 Notes”). The principal amount of the 2026 Notes is payable at maturity. The 2026 Notes bear interest at a rate of 2.50% per year, payable semi-annually commencing on August 1, 2021, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and estimated offering costs, were $294.1 million. We used the net proceeds of the 2026 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominantly floating rate loans. As a result of the swap, our effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2020 and 2019, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2020	December 31, 2019
Alpha Midco, Inc. - Delayed Draw	$5.0	$19.6
AppStar Financial, LLC - Revolver	—	2.0
AvidXchange, Inc. - Delayed Draw	4.6	5.1
Biohaven Pharmaceuticals, Inc. - Delayed Draw	22.5	—
BlueSnap, Inc. - Revolver	—	2.5
ClearCompany, LLC - Delayed Draw	—	1.4
Clinicient, Inc. - Revolver	1.6	4.0
DaySmart Holdings, LLC - Revolver	—	5.0
DaySmart Holdings, LLC - Delayed Draw	11.2	17.5
Dye & Durham Corp. - Revolver	—	1.3
Energy Alloys, LLC - Delayed Draw	—	15.0
Factor Systems, Inc. - Delayed Draw	13.3	—
Ferrellgas, L.P. - Revolver	—	30.0
ForeScout Technologies Inc. - Revolver	0.5	—
G Treasury SS, LLC - Delayed Draw	2.8	3.8
Gainsight, Inc. - Delayed Draw	—	1.8
Integration Appliance, Inc. - Revolver	1.3	2.6
IntelePeer Holdings, Inc. - Delayed Draw	2.9	3.5
InvMetrics Holdings, Inc. - Revolver	1.9	—
IRGSE Holding Corp. - Revolver	0.1	2.1
Kyriba Corp. - Delayed Draw	3.0	8.3
Kyriba Corp. - Revolver	0.0	1.2
Lexipol, LLC - Delayed Draw	0.2	—
Lithium Technologies, LLC - Revolver	2.0	3.9
Lucidworks, Inc. - Revolver	3.3	3.3
Netwrix Corp. - Delayed Draw	16.5	—
Netwrix Corp. - Revolver	2.7	—
Nintex Global, Ltd. - Revolver	0.9	—
PageUp People, Ltd. - Revolver	3.8	2.8
PayLease, LLC - Revolver	—	3.3
PayScale Holdings, Inc. - Delayed Draw	7.7	7.7
PrimeRevenue, Inc. - Delayed Draw	0.6	—
PrimeRevenue, Inc. - Revolver	6.3	6.3
ReliaQuest Holdings, LLC - Delayed Draw	29.3	—
ReliaQuest Holdings, LLC - Revolver	2.8	—
ResMan, LLC - Delayed Draw	7.4	3.6
ResMan, LLC - Revolver	2.0	2.0
Sprinklr, Inc. - Delayed Draw Convertible Note	3.8	—
TherapeuticsMD, Inc. - Delayed Draw A1	—	7.5
TherapeuticsMD, Inc. - Delayed Draw A2	—	7.5
Valant Medical Solutions, Inc. - Delayed Draw	1.9	2.6
Valant Medical Solutions, Inc. - Revolver	0.5	2.0
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15.6	7.8
WideOrbit, Inc. - Revolver	4.8	—

Workwell Acquisition Co. - Delayed Draw	10.0	—
Total Portfolio Company Commitments (1)	$192.8	$187.0

(1)

Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

Other Commitments and Contingencies

As of December 31, 2020 and December 31, 2019, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2020, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2020 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$472.3	$—	$—	$472.3	$—
2022 Convertible Notes	142.8	—	142.8	—	—
2023 Notes	150.0	—	150.0	—	—
2024 Notes	347.5	—	—	347.5	—
Total Contractual Obligations	$1,112.6	$—	$292.8	$819.8	$—

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

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	an ongoing agreement with an affiliate of TPG governing, inter alia, the parties’ respective ownership of and rights to use the “Sixth Street” and “TPG” trademarks and certain variations thereof.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2020, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

We apply Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC Topic 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC Topic 820, these levels are summarized below:

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC Topic 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we review pricing and methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained, as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2020, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Our 2019, 2018 and 2017 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2020, 99.1% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 99.2% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes and 2024 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of December 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$46.1	$33.4	$12.7
Up 200 basis points	$24.6	$22.3	$2.3
Up 100 basis points	$4.4	$11.1	$(6.7)
Down 25 basis points	$(0.1)	$(2.5)	$2.4

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

SIXTH STREET SPECIALTY LENDING, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sixth Street Specialty Lending, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sixth Street Specialty Lending, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with custodians, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Assessment of the fair value of investments

As discussed in Notes 2, 4 and 6 to the consolidated financial statements, the Company classified $2.25 billion of its debt and equity investments as Level 3 in the fair value hierarchy as of December 31, 2020 as the fair value of such investments was measured using unobservable inputs.  The Company typically determines the fair value of performing debt investments utilizing a yield analysis where a price is ascribed for each investment based upon an assessment of market yields for similar investments and, for its equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization or some combination thereof and comparable market transactions.

We identified the assessment of the fair value of Level 3 debt and equity investments as a critical audit matter because evaluating the assumptions used to measure fair value involved a high degree of subjective auditor judgment and changes in these assumptions could have had a significant impact on the investments estimated fair value. Specifically, the assumptions related to market yields for investments with similar terms and risks used in yield analyses, comparable financial performance multiples, and expected lives used in discounted cash flow analyses required subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's investment valuation process, including controls related to the determination of the market yields, financial performance multiples, and expected lives used to estimate the fair value of investments. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, evaluated the Company’s estimate of fair value by developing an independent estimate of fair value through the use of relevant market information to develop a range of comparable financial performance multiples and market yield assumptions.  We evaluated the Company’s ability to estimate fair value by comparing prior period values to prices of transactions occurring subsequent to the prior period valuation date.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York

February 17, 2021

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,187,427 and $2,099,781, respectively)	$2,249,302	$2,147,876
Non-controlled, affiliated investments (amortized cost of $12,892 and $49,445, respectively)	12,892	50,136
Controlled, affiliated investments (amortized cost of $58,709 and $88,811, respectively)	36,676	47,916
Total investments at fair value (amortized cost of $2,259,028 and $2,238,037, respectively)	2,298,870	2,245,928
Cash and cash equivalents (restricted cash of $10,815 and $9,315, respectively)	13,274	14,143
Interest receivable	8,583	13,055
Prepaid expenses and other assets	17,866	7,805
Total Assets	$2,338,593	$2,280,931
Liabilities
Debt (net of deferred financing costs of $17,246 and $18,471, respectively)	$1,110,363	$1,094,467
Management fees payable to affiliate	8,435	8,234
Incentive fees payable to affiliate	8,673	7,161
Dividends payable	27,728	25,927
Other payables to affiliate	2,632	1,948
Other liabilities	19,447	23,897
Total Liabilities	1,177,278	1,161,634
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 67,980,253 and 66,613,671 shares issued, respectively; and 67,684,209 and 66,524,591 shares outstanding, respectively	680	666
Additional paid-in capital	1,025,676	1,009,270
Treasury stock at cost; 296,044 and 89,080 shares held, respectively	(4,291)	(1,359)
Distributable earnings	139,250	110,720
Total Net Assets	1,161,315	1,119,297
Total Liabilities and Net Assets	$2,338,593	$2,280,931
Net Asset Value Per Share	$17.16	$16.83

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$237,260	$224,810	$232,517
Dividend income	1,816	420	196
Other income	22,174	13,838	11,298
Total investment income from non-controlled, non-affiliated investments	261,250	239,068	244,011
Investment income from non-controlled, affiliated investments:
Interest from investments	4,606	6,370	3,652
Other income	368	88	398
Total investment income from non-controlled, affiliated investments	4,974	6,458	4,050
Investment income from controlled, affiliated investments:
Interest from investments	3,809	5,958	13,763
Other income	4	11	90
Total investment income from controlled, affiliated investments	3,813	5,969	13,853
Total Investment Income	270,037	251,495	261,914
Expenses
Interest	39,402	49,110	42,761
Management fees	32,105	30,104	28,589
Incentive fees	32,904	27,211	30,515
Professional fees	6,775	6,530	7,208
Directors’ fees	825	595	414
Other general and administrative	5,262	5,912	5,226
Total expenses	117,273	119,462	114,713
Management and incentive fees waived (Note 3)	—	—	(63)
Net Expenses	117,273	119,462	114,650
Net Investment Income Before Income Taxes	152,764	132,033	147,264
Income taxes, including excise taxes	5,760	3,750	3,375
Net Investment Income	147,004	128,283	143,889
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	10,304	29,432	(15,207)
Non-controlled, affiliated investments	2,785	1,272	(670)
Controlled, affiliated investments	18,862	(12,381)	(2,028)
Translation of other assets and liabilities in foreign currencies	(5,068)	(3,255)	5,455
Interest rate swaps	6,812	9,194	(1,701)
Total net change in unrealized gains (losses)	33,695	24,262	(14,151)
Realized gains (losses):
Non-controlled, non-affiliated investments	25,382	5,482	3,457
Non-controlled, affiliated investments	7,854	—	—
Controlled, affiliated investments	(36,352)	(3,594)	(14,890)
Extinguishment of debt	739	—	—
Interest rate swaps	(62)	41	—
Foreign currency transactions	(152)	109	712
Total net realized gains (losses)	(2,591)	2,038	(10,721)
Total Unrealized and Realized Gains (Losses)	31,104	26,300	(24,872)
Increase in Net Assets Resulting from Operations	$178,108	$154,583	$119,017
Earnings per common share—basic and diluted	$2.65	$2.34	$1.86
Weighted average shares of common stock outstanding—basic and diluted	67,209,078	66,069,305	64,028,137

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2020

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 74,813 par, due 10/2025)	7/6/2018	C + 5.25%	6.25%	$56,132	$59,603 (CAD 75,935)	5.1%
Alpha Midco, Inc. (3)(5)	First-lien loan ($64,317 par, due 8/2025)	8/15/2019	L + 7.50%	8.50%	62,934	64,837	5.6%
ForeScout Technologies, Inc. (3)	First-lien loan ($4,662 par, due 8/2026)	8/17/2020	L + 9.50%	10.50% (incl. 9.50% PIK)	4,543	4,623	0.4%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	70,857	72,215	6.2%
	First-lien revolving loan ($1,310 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	1,289	1,336	0.1%
Motus, LLC (3)(5)	First-lien loan ($61,800 par, due 1/2024)	1/17/2018	L + 5.50%	6.50%	60,902	62,418	5.4%
Netwrix Corp. (3)(5)	First-lien loan ($50,792 par, due 9/2026)	9/30/2020	L + 6.50%	7.50%	49,381	49,391	4.3%
Nintex Global, Ltd. (3)(5)	First-lien loan ($79,695 par, due 4/2024)	3/30/2018	L + 6.75%	7.75%	78,370	81,912	7.1%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($36,511 par, due 10/2026)	10/8/2020	L + 8.25%	9.25%	35,450	35,653	3.1%
ServiceChannel Holdings, Inc. (9)	Second-lien loan ($5,359 par, due 6/2025)	6/3/2020	12.00%	12.00% PIK	4,992	5,037	0.4%
Sprinklr, Inc.	Convertible note ($3,920 par, due 5/2025)	5/20/2020	9.88%	9.88% PIK	3,890	4,478	0.4%
WideOrbit, Inc. (3)	First-lien loan ($59,943 par, due 7/2025)	7/8/2020	L + 8.50%	9.75%	59,044	61,075	5.3%
					487,784	502,578	43.4%
Communications
IntelePeer Holdings, Inc.	First-lien loan ($43,324 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	43,220	42,999	3.7%
	Convertible note ($1,750 par, due 12/2024)	2/28/2020	8.00%	8.00% PIK	1,731	1,658	0.1%
					44,951	44,657	3.8%
Education
EMS Linq, Inc. (3)(5)	First-lien loan ($34,913 par, due 9/2025)	9/17/2020	L + 7.75%	8.75%	33,903	34,476	3.0%
Follet Corp. (3)	First-lien loan ($75,000 par, due 11/2025)	11/25/2020	L + 7.75%	8.75%	73,341	73,500	6.3%
Frontline Technologies Group, LLC (3)	First-lien loan ($84,835 par, due 9/2023)	9/18/2017	L + 5.75%	6.75%	84,479	84,835	7.3%
Illuminate Education, Inc.(3)(5)	First-lien loan ($63,375 par, due 8/2022)	8/25/2017	L + 6.25%	7.25%	62,864	63,375	5.5%
					254,587	256,186	22.1%
Financial services
AvidXchange, Inc. (3)(5)	First-lien loan ($10,831 par, due 4/2024)	10/1/2019	L + 9.00%	10.00%	10,717	10,902	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,775 par, due 10/2024)	10/10/2019	L + 6.50%	7.50%	19,341	19,627	1.7%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.00%	34,441	35,262	3.0%
	First-lien revolving loan ($2,500 par, due 10/2024)	10/25/2019	P + 6.00%	9.25%	2,462	2,519	0.2%
Factor Systems, Inc. (3)(5)	First-lien loan ($29,775 par, due 1/2025)	1/17/2020	L + 7.00%	8.50%	29,232	30,966	2.7%

G Treasury SS, LLC (3)(5)	First-lien loan ($30,934 par, due 4/2023)	4/9/2018	L + 8.25%	9.25%	30,674	31,398	2.7%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,323 par, due 6/2025)	1/31/2019	L + 7.00%	8.25%	38,814	39,618	3.4%
InvMetrics Holdings, Inc. (3)(5)	First-lien loan ($53,200 par, due 12/2025)	12/30/2020	L + 6.25%	7.25%	51,824	51,823	4.5%
Kyriba Corp.(3)	First-lien loan ($13,921 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	13,644	14,387	1.2%
	First-lien loan (EUR 8,288 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	9,120	10,420 (EUR 8,516)	0.9%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,379	1,451	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	368	422 (EUR 345)	0.0%
PayLease, LLC (3)	First-lien loan ($63,671 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	63,183	64,467	5.6%
	First-lien revolving loan ($3,333 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	3,312	3,375	0.3%
PrimeRevenue, Inc. (3)	First-lien loan ($22,207 par, due 12/2023)	12/31/2018	L + 9.50%	11.00%	22,001	22,932	2.0%
					330,512	339,569	29.2%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($40,000 par, due 11/2026)	11/23/2020	L + 6.50%	7.50%	38,863	39,300	3.4%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,888	5,387	0.5%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,500	4,125	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	4,846	0.4%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,891	15,150	1.3%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,373	2,440	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,375 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	47,920	50,733	4.4%
Quantros, Inc. (3)(5)	First-lien loan ($17,781 par, due 1/2021)	2/29/2016	L + 8.50%	9.50%	17,773	16,892	1.5%
Valant Medical Solutions, Inc. (3)	First-lien loan ($28,536 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	27,909	28,841	2.5%
	First-lien revolving loan ($1,500 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	1,474	1,520	0.1%
Vita Bidco, Inc. (3)(5)	First-lien loan ($9,058 par, due 2/2024)	2/11/2019	L + 6.50%	7.50%	8,883	9,126	0.8%
					171,076	178,360	15.4%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($29,881 par, due 9/2021)	9/29/2015	L + 9.50%	10.00% (incl. 5.00% PIK)	28,215	28,611	2.5%
	First-lien revolving loan ($7,054 par, due 9/2021)	9/29/2015	L + 9.50%	10.00% (incl. 5.00% PIK)	7,054	6,750	0.6%
					35,269	35,361	3.1%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,487 par, due 5/2024)	7/31/2019	L + 6.50%	7.50%	33,920	34,746	3.0%

ClearCompany, LLC (3)	First-lien loan ($20,055 par, due 7/2023)	7/23/2018	L + 8.75%	10.25% (incl. 2.50% PIK)	19,909	20,206	1.7%
DaySmart Holdings, LLC (3)(5)	First-lien loan ($36,318 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	36,348	36,199	3.1%
	First-lien revolving loan ($3,000 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	3,004	2,992	0.3%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,474 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,531	39,938 (AUD 51,757)	3.4%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,700 par, due 5/2024)	5/3/2019	L + 7.00%	8.00%	38,916	39,937	3.4%
Modern Hire, Inc. (3)(5)	First-lien loan ($30,113 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	29,514	30,338	2.6%
Workwell Acquisition Co. (3)(5)	First-lien loan ($19,950 par, due 10/2025)	10/19/2020	L + 7.50%	8.50%	19,218	19,725	1.7%
					220,360	224,081	19.2%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($50,767 par, due 10/2023)	6/30/2017	L + 7.00%	8.25%	50,380	51,402	4.4%
Internet services
Higher Logic, LLC (3)(5)	First-lien loan ($50,000 par, due 1/2024)	6/18/2018	L + 7.25%	8.25%	49,521	50,125	4.3%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	54,192	53,606	4.6%
	First-lien revolving loan ($1,320 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	1,302	1,254	0.1%
Lucidworks, Inc. (9)	First-lien loan ($12,902 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	12,791	13,145	1.1%
					117,806	118,130	10.1%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,376	32,010	2.8%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($7,732 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	7,660	7,809	0.7%
Oil, gas and consumable fuels
MD America Energy, LLC (3)(6)	First-lien loan ($9,000 par, due 12/2024)	11/14/2018	L + 7.75%	9.25%	9,000	9,000	0.8%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($1,500 par, due 12/2021)	6/29/2018	P + 8.00%	12.00%	1,498	—	0.0%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($25,233 par, due 10/2024)	4/10/2019	L + 7.50%	9.50%	24,721	25,437	2.2%
					35,219	34,437	3.0%
Other
Lexipol, LLC (3)(5)	First-lien loan ($19,762 par, due 10/2025)	10/8/2020	L + 5.75%	6.75%	19,427	19,762	1.7%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($27,948 par, due 8/2025)	8/7/2020	L + 9.00%	10.00% (incl. 4.00% PIK)	26,796	27,569	2.4%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($37,500 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	35,887	36,469	3.1%
					62,683	64,038	5.5%
Real Estate
ResMan, LLC (3)	First-lien loan ($39,886 par, due 10/2024)	10/3/2019	L + 9.50%	10.50%	39,686	39,763	3.4%
Retail and consumer products

99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	9.50%	24,640	25,625	2.2%
American Achievement, Corp. (3)(5)(16)	First-lien loan ($23,876 par, due 9/2022)	9/30/2015	L + 8.25%	9.25%	23,822	21,608	1.9%
Designer Brands, Inc. (3)(4)	ABL First-lien loan ($49,375 par, due 8/2025)	8/7/2020	L + 8.50%	9.75%	48,218	49,252	4.2%
J.C. Penney Company, Inc. (11)(13)	ABL DIP term loan ($12,198 par, due 4/2021)	6/8/2020	—	—	12,198	13,336	1.1%
	First-lien loan ($4,129 par, due 6/2023)	6/5/2019	—	—	3,153	275	0.0%
	First-lien secured note ($12,384 par, due 7/2023)	6/5/2019	—	—	10,122	867	0.1%
Maurices, Inc. (3)(5)	ABL FILO term loan ($20,667 par, due 5/2024)	5/6/2019	L + 6.50%	7.75%	20,212	21,132	1.8%
Moran Foods, LLC (3)	ABL FILO term loan ($30,000 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	29,498	30,600	2.6%
	ABL FILO term loan ($7,500 par, due 4/2024)	4/1/2020	P + 6.50%	9.75%	7,374	7,650	0.7%
NMG Holding Company, Inc. (3)(11)	First-lien term loan ($16,961 par, due 9/2025)	9/25/2020	L + 12.00%	13.00%	13,254	17,994	1.6%
Penney Borrower, LLC (3)	ABL FILO term loan ($72,000 par, due 12/2025)	12/7/2020	L + 8.50%	9.25%	70,220	70,560	6.1%
	First-lien term loan ($6,912 par, due 12/2026)(11)	12/7/2020	L + 8.50%	9.50%	5,827	5,887	0.5%
					268,538	264,786	22.8%
Total Debt Investments					2,178,314	2,212,929	190.6%

Equity and Other Investments
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	3,318	0.3%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	3,286	0.3%
	Class B Shares (398,557 shares)	3/30/2018			12	33	0.0%
ServiceChannel Holdings, Inc. (13)(14)	207,991 Warrants	6/3/2020			335	335	0.0%
WideOrbit, Inc. (13)(14)	1,567,807 Warrants	7/8/2020			327	327	0.0%
					3,133	7,299	0.6%
Communications
IntelePeer Holdings, Inc. (13)(14)	280,000 Warrants	2/28/2020			183	183	0.0%
Education
EMS Linq, Inc. (13)(14)	Common Units (474,684 units)	11/2/2020			1,500	1,500	0.1%
Financial services
AvidXchange, Inc.	Common Shares (2,198 shares)(13)(14)	4/7/2020			108	108	0.0%
	Preferred Shares (293,232 shares)	10/1/2019			15,763	15,802	1.4%
	Series F Preferred Shares (8,791 shares)(13)(14)	4/7/2020			431	431	0.0%
	75,016 Warrants (13)	10/1/2019			475	1,254	0.1%
Newport Parent Holdings, LP (13)(14)	Class A-2 Units (131,569 units)	12/10/2020			4,177	4,177	0.4%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	3	0.0%
					20,961	21,775	1.9%
Healthcare
Caris Life Sciences, Inc. (13)	Series C Preferred Shares (362,319 shares) (14)	10/13/2020			1,000	1,000	0.1%
	633,376 Warrants	9/21/2018			192	704	0.1%
	569,991 Warrants (14)	4/2/2020			250	472	0.0%
Quantros, Inc. (13)	363 AA Preferred Stock Warrants	10/7/2019			139	—	0.0%

	2,748 A Preferred Stock Warrants	10/7/2019			—	—	0.0%
	4,681,958 Common Stock Warrants	10/7/2019			—	—	0.0%
Valant Medical Solutions, Inc. (13)(15)	954,478 Warrants	4/8/2019			281	239	0.0%
Vita Topco, Inc. (13)(15)	Common Shares (1,000 shares)	2/11/2019			1,000	8,973	0.8%
					2,862	11,388	1.0%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (33,790,171 units) (14)	12/21/2018			21,842	1,267	0.1%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	48	0.0%
					21,942	1,315	0.1%
Human resource support services
ClearCompany, LLC (13)(15)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	3,031	0.3%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (155,240 units)	10/1/2019			1,234	1,413	0.1%
					3,248	4,444	0.4%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017			1,020	2,208	0.2%
	Common Shares Class B (987,929 units)	6/30/2017			10	22	0.0%
					1,030	2,230	0.2%
Internet Services
Lucidworks, Inc. (13)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	874	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	13,056	1.1%
Oil, gas and consumable fuels
SMPA Holdings LLC (6)(13)(14)	Common Units (15,000 units)	12/24/2020			3,892	3,892	0.3%
Pharmaceuticals
TherapeuticsMD, Inc. (13)(14)	712,817 Warrants	8/5/2020			1,029	584	0.1%
Retail and consumer products
Copper Bidco LLC (11)(13)(14)	Trust Certificates (132,928 Certificates)	12/7/2020			930	930	0.1%
NMG Parent LLC Com Unit (13)(14)	Common Units (110,210 units)	9/29/2020			6,613	6,613	0.6%
					7,543	7,543	0.7%

Other Investments
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	5.56%	411	443	0.0%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	5.97%	1,203	1,414	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(11)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	6.39%	3,400	3,821	0.3%
Madison Park Funding Ltd, Series 2014-14A (3)(4)(11)	Structured Product ($2,400 par, due 10/2030)	8/11/2020	L + 5.80%	6.02%	1,983	2,276	0.2%
OZLM Ltd., Series 2018-18A (3)(4)(11)	Structured Product ($2,000 par, due 4/2031)	5/28/2020	L + 2.85%	3.09%	1,754	1,904	0.2%
					8,751	9,858	0.8%
Total Equity and Other Investments					80,714	85,941	7.4%
Total Investments					$2,259,028	$2,298,870	198.0%

	Interest Rate Swaps as of December 31, 2020
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.47%	7/30/2021	$11,700	$(89)	$—	$(127)
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	3,480	—	2,258
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	2,141	—	607
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	320	—	92
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(949)	1,252	303
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(74)	96	22
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	7,055	—	3,493
Interest rate swap (a)	L	0.33%	6/9/2023	5,000	(15)	—	(15)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	128
Interest rate swap (a)(b)	L	1.97%	6/25/2020	—	—	—	75
Interest rate swap (a)(b)	L	1.36%	7/29/2022	—	—	—	(24)
Total				371,391	11,869	1,476	6,812

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	14,716	—	16,503
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	2,053	—	2,053
Total				350,000	16,769	—	18,556
Cash collateral				—	(26,431)	—	—
Total				$721,391	$2,207	$1,476	$25,368

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured during the period.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
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
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three-, or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2020.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 12.7% of total assets as of December 31, 2020.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2020 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the year ended December 31, 2020

Company	Fair Value at December 31, 2019	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at December 31, 2020	Other Income	Interest Income
AFS Technologies, Inc.	$50,136	$555	$(61,819)	$(691)	$11,819	$—	$—	$59	$4,554
MD America Energy, LLC (c)	—	12	(1,094)	3,476	(3,965)	14,463	12,892	309	52
Total	$50,136	$567	$(62,913)	$2,785	$7,854	$14,463	$12,892	$368	$4,606

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

(c)	Includes investment in SMPA Holdings, LLC of 15,000 common equity units.

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2020 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2020

Company	Fair Value at December 31, 2019	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at December 31, 2020	Other Income	Interest Income
IRGSE Holding Corp.	$34,812	$6,464	$—	$(467)	$(4,133)	$—	$36,676	$4	$3,809
Mississippi Resources, LLC	13,104	—	(214)	19,329	(32,219)	—	—	—	—
Total	$47,916	$6,464	$(214)	$18,862	$(36,352)	$—	$36,676	$4	$3,809

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

(8)

As of December 31, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $2,285,393, resulting in estimated gross unrealized gains and losses of $125,374 and $101,215, respectively.

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

(11)	This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(12)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 6 for further information related to investments at fair value.
(13)	This investment is non-income producing.
(14)

All or a portion of this security was acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $20,983, or 1.8% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.
(16)	Investment is on non-accrual status as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2019

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Beverage, food and tobacco
AFS Technologies, Inc. (3)(5)(6)	First-lien loan ($45,559 par, due 10/2023)	10/16/2018	L + 6.25%	8.05%	$45,004	$45,673	4.1%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 64,025 par, due 7/2023)	7/6/2018	C + 4.75%	6.83%	48,001	49,497 (CAD 64,185)	4.4%
Alpha Midco, Inc. (3)(5)	First-lien loan ($45,296 par, due 8/2025)	8/15/2019	L + 6.75%	8.75%	43,921	44,061	3.9%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 65,669 par, due 7/2024)	7/11/2019	C + 7.00%	9.03%	49,015	49,628 (CAD 64,355)	4.4%
	First-lien revolving loan (CAD 1,750 par, due 7/2024)	7/11/2019	P + 6.00%	10.00%	1,269	1,296 (CAD 1,680)	0.1%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	9.43%	70,619	71,685	6.4%
Motus, LLC (3)(5)	First-lien loan ($59,853 par, due 1/2024)	1/17/2018	L + 5.50%	7.45%	58,764	60,451	5.4%
Netwrix Corp. and Concept Searching, Inc. (3)(5)	First-lien loan ($20,000 par, due 10/2024)	10/17/2019	L + 5.88%	7.67%	19,541	19,650	1.8%
Nintex Global, Ltd. (3)(5)	First-lien loan ($74,223 par, due 4/2024)	3/30/2018	L + 6.25%	8.05%	72,844	75,151	6.7%
					363,974	371,419	33.1%
Chemicals
Vertellus Specialties, Inc. (3)	Second-lien loan ($4,147 par, due 10/2021)	10/31/2016	L + 12.00%	13.63%	4,147	4,147	0.4%
Communications
IntelePeer Holdings, Inc. (3)	First-lien loan ($35,000 par, due 12/2024)	12/2/2019	L + 8.00%	9.91%	35,000	34,711	3.1%
Education
Curriculum Associates, LLC (3)(5)	First-lien loan ($75,000 par, due 9/2025)	2/28/2018	L + 5.50%	7.30%	72,055	77,438	6.9%
Frontline Technologies Group, LLC (3)	First-lien loan ($65,798 par, due 9/2023)	9/18/2017	L + 5.75%	7.55%	65,395	65,963	5.9%
Illuminate Education, Inc.(3)(5)	First-lien loan ($64,025 par, due 8/2022)	8/25/2017	L + 7.25%	9.05%	63,227	63,545	5.7%
					200,677	206,946	18.5%
Electronics
APX Group, Inc. (11)	Secured note ($1,000 par, due 12/2022)	5/31/2019	7.88%	7.88%	938	1,009	0.1%
Financial services
AppStar Financial, LLC (3)	First-lien loan ($15,855 par, due 8/2020)	8/18/2015	L + 7.50%	9.30%	15,794	15,944	1.4%
AvidXchange, Inc. (3)(5)	First-lien loan ($10,350 par, due 4/2024)	10/1/2019	L + 9.00%	11.00%	10,195	10,236	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($17,456 par, due 10/2024)	10/10/2019	L + 5.00%	6.80%	16,978	17,063	1.5%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.80%	34,273	34,531	3.1%
G Treasury SS, LLC (3)(5)	First-lien loan ($30,000 par, due 4/2023)	4/9/2018	L + 8.25%	10.03%	29,643	30,000	2.7%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,724 par, due 6/2025)	1/31/2019	L + 7.00%	8.95%	39,099	39,128	3.5%
Kyriba Corp.(3)	First-lien loan ($12,717 par, due 4/2025)	4/9/2019	L + 9.00%	10.94% (incl. 9.00% PIK)	12,391	12,866	1.1%
	First-lien loan (EUR 7,571 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	8,258	7,759 (EUR 6,912)	0.7%

	First-lien revolving loan ($427 par, due 4/2025)	4/9/2019	L + 7.25%	9.17%	384	536	0.0%
	First-lien revolving loan (EUR 183 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	197	60 (EUR 54)	0.0%
PayLease, LLC (3)	First-lien loan ($64,327 par, due 7/2022)	7/28/2017	L + 7.25%	9.05%	63,518	65,511	5.9%
PrimeRevenue, Inc. (3)	First-lien loan ($21,144 par, due 12/2023)	12/31/2018	L + 8.50%	10.30% (incl. 5.50% PIK)	20,877	21,213	1.9%
Swift Gift, Ltd. (3)(5)	First-lien loan ($28,146 par, due 1/2022)	7/31/2017	L + 6.50%	8.31%	27,776	28,849	2.6%
					279,383	283,696	25.3%
Healthcare
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,855	4,956	0.4%
	Convertible note ($2,500 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,500	2,550	0.2%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.94%	14,829	14,858	1.3%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,875 par, due 10/2024)	6/30/2017	L + 7.50%	9.30%	48,104	49,875	4.5%
MedeAnalytics, Inc. (3)(5)	First-lien loan ($40,773 par, due 9/2020)	9/30/2015	L + 7.50%	9.30%	40,556	40,875	3.7%
Quantros, Inc. (3)(5)	First-lien loan ($18,444 par, due 12/2020)	2/29/2016	L + 8.50%	10.41%	18,326	18,444	1.6%
Valant Medical Solutions, Inc. (3)	First-lien loan ($27,936 par, due 4/2024)	4/8/2019	L + 8.75%	10.55%	27,117	27,372	2.4%
Vita Bidco, Inc. (3)(5)	First-lien loan ($21,773 par, due 2/2024)	2/11/2019	L + 6.50%	8.30%	21,237	21,773	1.9%
					177,524	180,703	16.0%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($31,600 par, due 9/2021)	9/29/2015	L + 9.50%	11.44% (incl. 5.00% PIK)	29,746	31,047	2.8%
	First-lien revolving loan ($3,221 par, due 9/2021)	9/29/2015	L + 9.50%	11.44% (incl. 5.00% PIK)	3,221	3,128	0.3%
					32,967	34,175	3.1%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,837 par, due 5/2024)	7/31/2019	L + 6.50%	8.30%	34,122	34,228	3.1%
ClearCompany, LLC (3)	First-lien loan ($19,192 par, due 7/2023)	7/23/2018	L + 8.50%	10.34% (incl. 2.50% PIK)	18,993	19,140	1.7%
DaySmart Holdings, LLC (3)	First-lien loan ($30,247 par, due 10/2024)	10/1/2019	L + 7.25%	9.05%	29,370	29,456	2.6%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,401 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,391	36,042 (AUD 51,273)	3.2%
	First-lien revolving loan (AUD 1,000 par, due 12/2022)	1/11/2018	B + 7.25%	8.50%	714	694 (AUD 988)	0.1%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,900 par, due 5/2024)	5/3/2019	L + 7.00%	8.80%	38,914	39,187	3.5%
Modern Hire, Inc. (3)(5)	First-lien loan ($22,388 par, due 5/2024)	5/15/2019	L + 7.00%	8.94%	21,879	21,940	2.0%
					183,383	180,687	16.2%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($49,813 par, due 10/2023)	6/30/2017	L + 7.00%	8.95%	49,346	50,186	4.5%

Internet services
Gainsight, Inc. (9)	First-lien loan ($3,322 par, due 7/2025)	7/29/2019	13.00%	13.00% PIK	3,255	3,284	0.3%
Higher Logic, LLC (3)(5)	First-lien loan ($37,430 par, due 1/2022)	6/18/2018	L + 6.00%	7.80%	37,034	37,243	3.3%

Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	10.04%	53,888	53,967	4.8%
Lucidworks, Inc. (9)	First-lien loan ($12,018 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	11,879	11,941	1.1%
					106,056	106,435	9.5%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.80%	32,230	32,175	2.9%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($11,500 par, due 9/2022)	9/12/2017	L + 7.75%	9.45%	11,338	11,701	1.0%
Oil, gas and consumable fuels
Energy Alloys, LLC (3)(5)	ABL FILO term loan ($22,000 par, due 8/2024)	8/28/2019	L + 6.25%	8.25%	21,171	21,260	1.9%
MD America Energy, LLC (3)	First-lien loan ($19,069 par, due 11/2023)	11/14/2018	L + 7.75%	9.67%	18,836	18,640	1.7%
Mississippi Resources, LLC (3)(7)	First-lien loan ($8,000 par, due 6/2020)	6/29/2018	L + 9.00%	10.80%	7,998	8,000	0.7%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($42,222 par, due 10/2023)	4/10/2019	L + 7.50%	9.50%	41,257	41,347	3.7%
					89,262	89,247	8.0%
Pharmaceuticals
Nektar Therapeutics (4)(5)(9)	Secured note ($74,950 par, due 10/2020)	10/5/2015	7.75%	7.75%	74,774	76,074	6.8%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	29,333	29,100	2.6%
					104,107	105,174	9.4%
Real Estate
ResMan, LLC (3)	First-lien loan ($20,648 par, due 10/2024)	10/3/2019	L + 8.00%	9.94%	20,208	20,303	1.8%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($32,500 par, due 4/2021)	9/6/2017	L + 7.75%	9.64%	32,303	32,581	2.9%
American Achievement, Corp. (3)(5)	First-lien loan ($22,619 par, due 9/2022)	9/30/2015	L + 8.25%	9.95%	22,540	22,167	2.0%
Forever 21, Inc. (3)	ABL DIP term loan ($50,000 par, due 7/2020)	10/2/2019	L + 12.00%	13.81%	48,970	48,500	4.3%
J.C. Penney Company, Inc. (4)(11)	First-lien loan ($6,201 par, due 6/2023)(3)	6/5/2019	L + 4.25%	6.16%	5,358	5,451	0.5%
	First-lien secured note ($11,559 par, due 7/2023)	6/5/2019	5.88%	5.88%	9,761	9,911	0.9%
Maurices, Inc. (3)(5)	ABL FILO term loan ($27,778 par, due 5/2024)	5/6/2019	L + 6.50%	8.21%	27,014	28,958	2.6%
Moran Foods, LLC (3)	ABL FILO term loan ($39,138 par, due 12/2021)	6/21/2019	L + 6.75%	8.69%	38,750	39,138	3.5%
Neiman Marcus Group Ltd., LLC (3)	ABL FILO term loan ($72,000 par, due 7/2021)	9/11/2019	L + 6.00%	7.89%	71,086	71,100	6.4%
	First-lien loan ($996 par, due 10/2023) (11)	9/12/2019	L + 6.00%	7.71%	799	819	0.1%
Transform SR Holdings, LLC (3)	ABL FILO term loan ($75,000 par, due 2/2024)	2/11/2019	L + 7.25%	9.18%	74,359	75,750	6.8%
					330,940	334,375	30.0%
Transportation
Ferrellgas, L.P. (3)(4)(5)	First-lien loan ($85,159 par, due 5/2023)	5/4/2018	L + 5.75%	7.45%	83,994	90,053	8.0%
Total Debt Investments					2,150,478	2,182,815	195.0%

Equity and Other Investments
Beverage, food and tobacco
AFS Technologies, Inc. (6)(13)	Preferred Units (4,441,090 units)	10/16/2018			4,441	4,463	0.4%
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	2,738	0.2%

	Class B Units (517,020 units)	1/17/2018	—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018	1,197	1,939	0.2%
	Class B Shares (398,557 shares)	3/30/2018	12	20	0.0%
			2,471	4,697	0.4%
Chemicals
Vertellus Specialties, Inc. (13)(14)	Common Units (3,386,630 units)	10/31/2016	4,575	3,614	0.3%

Financial services
AvidXchange, Inc. (14)	Preferred Shares (293,232 shares)	10/1/2019	14,423	14,423	1.3%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015	7	6	0.0%
Swift Gift, Ltd. (13)	Common Shares (35,000 shares)	7/31/2017	3,500	10,255	0.9%
			17,930	24,684	2.2%
Healthcare
Caris Life Sciences, Inc. (13)	633,376 Warrants	9/21/2018	192	192	0.0%
Quantros, Inc. (13)(14)	4,685,068 Warrants	10/7/2019	139	139	0.0%
Valant Medical Solutions, Inc. (13)(14)(15)	954,478 Warrants	4/8/2019	281	281	0.0%
Vita Topco, Inc. (13)(14)(15)	Common Shares (1,000 shares)	2/11/2019	1,000	1,442	0.1%
			1,612	2,054	0.1%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (29,440,171 units) (14)	12/21/2018	21,813	589	0.1%
	Class C-1 Units (8,800,000 units)	12/21/2018	100	48	0.0%
			21,913	637	0.1%
Human resource support services
ClearCompany, LLC (13)(15)	Class A Units (44,944 units)	8/24/2018	2,014	2,255	0.2%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (125,810 units)	10/1/2019	1,000	1,000	0.1%
			3,014	3,255	0.3%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017	1,020	1,412	0.1%
	Common Shares Class B (987,929 units)	6/30/2017	10	14	0.0%
			1,030	1,426	0.1%
Internet Services
Lucidworks, Inc. (13)(14)	Series F Preferred Shares (199,054 shares)	8/2/2019	800	800	0.1%

Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	12,379	1.1%
Oil, gas and consumable fuels
Mississippi Resources, LLC (7)(13)	Class A-0 Member Units (1,000 units) (14)	12/12/2019	6,693	5,104	0.5%
	Class A-1 Member Units (1,360 units)	5/3/2017	10,366	—	0.0%
	Class A-2 Member Units (933 units)	6/4/2014	8,874	—	0.0%
			25,933	5,104	0.5%
Total Equity and Other Investments			87,559	63,113	5.6%

Total Investments	$2,238,037	$2,245,928	200.6%

	Interest Rate Swaps as of December 31, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.97%	6/25/2020	$91,500	$(75)	$—	$(75)
Interest rate swap (a)	L	1.47%	7/30/2021	11,700	38	—	38
Interest rate swap (a)	L	1.36%	7/29/2022	3,200	24	—	24
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	1,221	—	3,098
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	1,533	—	994
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	228	—	150
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	3,562	—	4,100
Interest rate swap (a)(b)	L	1.72%	1/10/2020	—	—	—	(378)
Interest rate swap (a)(b)	4.50%	L + 2.86%	12/15/2019	—	—	—	1,285
Interest rate swap (a)(b)	L	2.66%	6/27/2019	—	—	—	(42)
Total				428,900	6,531	—	9,194

Interest rate swap (a)(c)	3.875%	L + 2.25%	11/1/2024	300,000	(1,787)	—	(1,787)
Total				300,000	(1,787)	—	(1,787)
Cash collateral				—	(3,737)	—	—
Total				$728,900	$1,007	$—	$7,407

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured in 2019.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2017	60,247,201	$603	89,080	$(1,359)	$906,521	$63,519	$969,284
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	143,889	143,889
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(14,151)	(14,151)
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	(10,721)	(10,721)
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common shares, net of offering and underwriting costs	4,272,224	43	—	—	71,770	—	71,813
Issuance of convertible notes	—	—	—	—	1,010	—	1,010
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	893,392	9	—	—	16,015	—	16,024
Dividends declared from distributable earnings	—	—	—	—	—	(113,946)	(113,946)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(3,397)	3,397	—
Balance at December 31, 2018	65,412,817	$655	89,080	$(1,359)	$991,919	$71,987	$1,063,202
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	128,283	128,283
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	24,262	24,262
Net realized gain on investments and foreign currency transactions	—	—	—	—	—	2,038	2,038
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,111,774	11	—	—	21,124	—	21,135
Dividends declared from distributable earnings	—	—	—	—	—	(119,623)	(119,623)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(3,773)	3,773	—
Balance at December 31, 2019	66,524,591	$666	89,080	$(1,359)	$1,009,270	$110,720	$1,119,297
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	147,004	147,004
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	33,695	33,695
Net realized loss on investments and foreign currency transactions	—	—	—	—		(2,591)	(2,591)
Decrease in Net Assets Resulting from Capital share Transactions:
Purchases of treasury stock	(206,964)	—	206,964	(2,932)	—	—	(2,932)
Repurchase of convertible notes	—	—	—	—	(910)	—	(910)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,366,582	14	—	—	22,292	—	22,306
Dividends declared from distributable earnings	—	—	—	—	—	(154,554)	(154,554)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(4,976)	4,976	—
Balance at December 31, 2020	67,684,209	$680	296,044	$(4,291)	$1,025,676	$139,250	$1,161,315

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$178,108	$154,583	$119,017
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized (gains) losses on investments	(31,951)	(18,323)	17,905
Net change in unrealized (gains) losses on foreign currency transactions	5,068	3,255	(5,455)
Net change in unrealized (gains) losses on interest rate swaps	(6,812)	(9,194)	1,701
Net realized (gains) losses on investments	3,116	(1,888)	11,433
Net realized gains on extinguishment of debt	(739)	—	—
Net realized gains (losses) on foreign currency transactions	118	1	(462)
Net realized gains (losses) on interest rate swaps	62	(41)	—
Net amortization of discount on investments	(25,706)	(16,565)	(23,315)
Amortization of deferred financing costs	5,089	4,784	4,051
Amortization of discount on debt	546	968	851
Purchases and originations of investments, net	(1,038,885)	(1,118,116)	(838,206)
Proceeds from investments, net	79,560	38,043	34,593
Repayments on investments	968,422	583,927	789,384
Paid-in-kind interest	(8,596)	(7,468)	(6,251)
Changes in operating assets and liabilities:
Interest receivable	4,501	(4,336)	(1,763)
Interest receivable paid-in-kind	(29)	110	(304)
Prepaid expenses and other assets	(10,648)	(59)	8,137
Management fees payable to affiliate	201	1,165	850
Incentive fees payable to affiliate	1,512	(2,195)	3,728
Payable to affiliate	684	327	(280)
Other liabilities	21,445	12,981	3,579
Net Cash Provided by (Used) in Operating Activities	145,066	(378,041)	119,193
Cash Flows from Financing Activities
Borrowings on debt	1,114,226	1,742,585	1,095,561
Repayments on debt	(1,090,685)	(1,255,169)	(1,178,959)
Repurchases of debt	(31,829)	—	—
Deferred financing costs	(4,267)	(7,747)	(7,789)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	—	71,813
Purchases of treasury stock	(2,932)	—	—
Dividends paid to stockholders	(130,448)	(98,060)	(95,909)
Net Cash Provided by (Used) in Financing Activities	(145,935)	381,609	(115,283)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(869)	3,568	3,910
Cash, cash equivalents, and restricted cash, beginning of period	14,143	10,575	6,665
Cash, Cash Equivalents, and Restricted Cash, End of Period	$13,274	$14,143	$10,575
Supplemental Information:
Interest paid during the period	$34,016	$41,132	$34,370
Excise and other taxes paid during the period	$3,978	$3,445	$2,500
Dividends declared during the period	$154,554	$119,623	$113,946
Reinvestment of dividends during the period	$22,306	$21,135	$16,024

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

Sixth Street Specialty Lending, Inc. (formerly known as TPG Specialty Lending, Inc.) (the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is managed by Sixth Street Specialty Lending Advisers, LLC (formerly known as TSL Advisers, LLC) (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, Sixth Street SL SPV, LLC (formerly known as TPG SL SPV, LLC), a Delaware limited liability company. On May 19, 2014, the Company formed a wholly-owned subsidiary, Sixth Street SL Holding, LLC (formerly known as TSL MR, LLC), a Delaware limited liability company. On December 9, 2020, the Company formed a wholly-owned subsidiary, Sixth Street Specialty Lending Sub, LLC, a Cayman Islands limited liability company.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2020, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Financial and Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted in 2019 by the Company. For all derivative instruments designated in a hedge accounting relationship, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the consolidated statements of operations as the hedged item. The Company uses certain interest rate swaps as derivative instruments to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the consolidated statements of operations. For derivative contracts entered into by the Company that are not designated in a hedge accounting relationship, the Company presents changes in the fair value through current period earnings.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2020, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s 2019, 2018 and 2017 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the calendar years ended December 31, 2020, 2019 and 2018 we recorded a net expense of $5.8 million, $3.8 million and $3.4 million, respectively, for U.S. federal excise tax.

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

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release requires presentation changes to the Company's consolidated balance sheets and consolidated statements of changes in net assets. The final rule is effective for all filings on or after November 5, 2018. The Company adopted the SEC guidance in the 2019 annual period. In accordance with previous SEC rules, the Company had presented distributable earnings on the consolidated balance sheet, as three components: 1) undistributed net investment income; 2) net unrealized gains (losses) on investments and 3) net realized gains (losses) on investments and presented dividends from distributable earnings on the consolidated statements of changes in net assets as two components: 1) dividends declared from net investment income; and 2) dividends declared from realized gains. In accordance with the SEC release, distributable earnings and dividends from distributable earnings are shown in total on the consolidated balance sheets and consolidated statements of changes in net assets, respectively. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows or notes to the consolidated financial statements.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses of $3.8 million, $4.2 million and $3.4 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the years ended December 31, 2020, 2019 and 2018, Management Fees (gross of waivers) were $32.1 million, $30.1 million and $28.6 million, respectively.

The Adviser did not waive any Management Fees for the years ended December 31, 2020 and 2019. For the year ended December 31, 2018, Management Fees of less than $0.1 million were waived consisting solely of Management Fees attributable to the Company’s ownership of shares of common stock in Triangle Capital Corp. (the “TCAP Shares”). As of June 30, 2018 the Company had fully exited its position in the TCAP Shares. Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. As of December 31, 2020, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the years ended December 31, 2020, 2019 and 2018, Incentive Fees (gross of waivers) were $32.9 million, $27.2 million and $30.5 million, respectively, of which $31.5 million, $27.2 million, and $30.5 million, respectively, were realized and payable to the Adviser. For the year end December 31, 2020 $1.4 million of Incentive Fees was accrued related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less any cumulative unrealized losses and capital gains incentive fees paid inception to date. For the years ended December 31, 2019 and 2018, no Incentive Fees were accrued related to capital gains.

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

The Adviser did not waive any Incentive Fees for the years ended December 31, 2020 and 2019. For the year ended December 31, 2018, Incentive Fees of less than $0.1 million were waived, consisting solely of Incentive Fees attributable to the Company’s ownership of the TCAP Shares.

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

Investments consisted of the following at December 31, 2020 and 2019:

	December 31, 2020
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,165,100	$2,196,910	$31,810
Second-lien debt investments	4,991	5,037	46
Mezzanine debt investments	8,223	10,982	2,759
Equity and other investments	80,714	85,941	5,227
Total Investments	$2,259,028	$2,298,870	$39,842

	December 31, 2019
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,134,071	$2,166,207	$32,136
Second-lien debt investments	13,907	14,058	151
Mezzanine debt investments	2,500	2,550	50
Equity and other investments	87,559	63,113	(24,446)
Total Investments	$2,238,037	$2,245,928	$7,891

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of Investments at fair value at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Beverage, food and tobacco	—	2.2%
Business services	22.2%	16.8%
Chemicals	—	0.3%
Communications	2.0%	1.5%
Education	11.2%	9.2%
Electronics	—	0.1%
Financial services	15.7%	13.7%
Healthcare	8.3%	8.1%
Hotel, gaming and leisure	1.6%	1.6%
Human resource support services	9.9%	8.2%
Insurance	2.3%	2.3%
Internet services	5.2%	4.8%
Marketing services	2.0%	2.0%
Office products	0.3%	0.5%
Oil, gas and consumable fuels	1.7%	4.2%
Other	1.3%	—
Pharmaceuticals	2.8%	4.7%
Real Estate	1.7%	0.9%
Retail and consumer products	11.8%	14.9%
Transportation	—	4.0%
Total	100.0%	100.0%

The geographic composition of Investments at fair value at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
United States
Midwest	13.4%	16.9%
Northeast	16.9%	15.8%
South	24.1%	19.2%
West	38.1%	38.8%
Australia	1.7%	1.6%
Bermuda	1.7%	1.7%
Canada	4.1%	6.0%
Total	100.0%	100.0%

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
In August 2019, in connection with two fixed rate investments, the Company entered into two interest rate swap transactions with notional amounts of $11.7 million and $3.2 million, respectively. The Company receives three-month LIBOR and pays fixed rate interest at 1.47% and 1.36%, respectively. The $11.7 million notional swap transaction matures on July 30, 2021, matching the current expected repayment date of the investment. In December 2020, in connection with the repayment of the underlying investment, the Company terminated the $3.2 million notional interest rate swap resulting in a realized loss of less than $0.1 million.

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

In June 2020, in connection with two fixed rate investments, the Company entered into two interest rate swap transactions with notional amounts of $5.0 million and $2.2 million. The Company receives three-month LIBOR and pays fixed rate interest at 0.33% and 0.26%, respectively. The $5.0 million notional swap transaction matures on June 9, 2023, matching the expected repayment date of the investment. In December 2020, in connection with the repayment of the underlying investment, the Company terminated the $2.2 million notional interest rate swap resulting in a realized loss of less than $0.1 million.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the year ended December 31, 2020 and 2019:

			For the Year Ended December 31, 2020
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)(2)	6/25/2020	$91,500	$(456)	$440	$(16)
Interest rate swap (1)	7/30/2021	11,700	(176)	109	(67)
Interest rate swap (1)(2)	7/29/2022	3,200	(44)	31	(13)
Interest rate swap (1)(2)	7/29/2022	2,150	(3)	3	—
Interest rate swap	8/1/2022	115,000	(3,889)	5,175	1,286
Interest rate swap	8/1/2022	50,000	(1,295)	2,250	955
Interest rate swap	8/1/2022	7,500	(195)	338	143
Interest rate swap	8/1/2022	27,531	(936)	576	(360)
Interest rate swap	8/1/2022	2,160	(73)	45	(28)
Interest rate swap	1/22/2023	150,000	(4,497)	6,750	2,253
Interest rate swap (1)	6/9/2023	5,000	(9)	7	(2)
Interest rate swap	11/1/2024	300,000	(9,704)	11,625	1,921
Interest rate swap	11/1/2024	50,000	(1,460)	1,722	262
Interest rate swap	11/1/2024	2,500	(74)	55	(19)
Total		$818,241	$(22,811)	$29,126	$6,315

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

(2)	As of December 31, 2020, these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

			For the Year Ended December 31, 2019
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)(2)	6/27/2019	$91,500	$(1,233)	$1,256	$23
Interest rate swap (2)	12/15/2019	115,000	(6,210)	5,175	(1,035)
Interest rate swap (2)	1/10/2020	33,333	(2,094)	2,339	245
Interest rate swap (1)	6/25/2020	91,500	(907)	1,027	120
Interest rate swap (1)	7/30/2021	11,700	(58)	83	25
Interest rate swap (1)	7/29/2022	3,200	(15)	24	9
Interest rate swap	8/1/2022	115,000	(5,613)	5,175	(438)
Interest rate swap	8/1/2022	50,000	(2,047)	2,250	203
Interest rate swap	8/1/2022	7,500	(308)	338	30
Interest rate swap	1/22/2023	150,000	(6,749)	6,750	1
Interest rate swap	11/1/2024	300,000	(1,876)	1,744	(132)
Total		$968,733	$(27,110)	$26,161	$(949)

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

(2)	As of December 31, 2019, these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

For the years ended December 31, 2020 and 2019, the Company recognized $6.8 million and $9.2 million in unrealized gains, respectively, in net change in unrealized gains/(losses) on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the years ended December 31, 2020 and 2019 the Company recognized $18.6 million and ($1.8) million, respectively, in net change in unrealized gains/(losses) on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. As of December 31, 2020, the swap transactions had a fair value of $28.6 million which is netted against cash collateral on the Company’s consolidated balance sheet. As of December 31, 2019, the swap transactions had a fair value of $4.7 million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of December 31, 2020 and 2019, $10.8 million and $9.3 million, respectively, of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2020 and 2019:

	Fair Value Hierarchy at December 31, 2020
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$38,359	$2,158,551	$2,196,910
Second-lien debt investments	—	—	5,037	5,037
Mezzanine debt investments	—	—	10,982	10,982
Equity and other investments	3	10,788	75,150	85,941
Total investments at fair value	$3	$49,147	$2,249,720	$2,298,870
Interest rate swaps	—	28,638	—	28,638
Total	$3	$77,785	$2,249,720	$2,327,508

	Fair Value Hierarchy at December 31, 2019
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,191	$2,158,927	$2,176,118
Second-lien debt investments	—	—	4,147	4,147
Mezzanine debt investments	—	—	2,550	2,550
Equity and other investments	6	—	63,107	63,113
Total investments at fair value	$6	$17,191	$2,228,731	$2,245,928
Interest rate swaps	—	4,744	—	4,744
Total	$6	$21,935	$2,228,731	$2,250,672

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2020 and 2019:

	As of and for the Year Ended
	December 31, 2020
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,927	$4,147	$2,550	$63,107	$2,228,731
Purchases or originations	941,629	4,809	5,284	18,001	969,723
Repayments / redemptions	(960,147)	(4,357)	—	(38,736)	(1,003,240)
Paid-in-kind interest	7,965	359	272	—	8,596
Net change in unrealized gains (losses)	6,053	46	2,709	28,569	37,377
Net realized gains (losses)	(15,482)	—	—	288	(15,194)
Net amortization of discount on securities	23,527	33	167	—	23,727
Transfers within Level 3	(3,921)	—	—	3,921	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,158,551	$5,037	$10,982	$75,150	$2,249,720

	As of and for the Year Ended
	December 31, 2019
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,628,037	$4,137	$2,481	$43,234	$1,677,889
Purchases or originations	1,076,667	806	—	20,415	1,097,888
Repayments / redemptions	(578,764)	(796)	—	(10,238)	(589,798)
Paid-in-kind interest	7,468	—	—	—	7,468
Net change in unrealized gains (losses)	20,752	(8)	69	(1,389)	19,424
Net realized gains (losses)	(4,617)	—	—	4,392	(225)
Net amortization of discount on securities	16,077	8	—	—	16,085
Transfers within Level 3	(6,693)	—	—	6,693	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,158,927	$4,147	$2,550	$63,107	$2,228,731

The following table presents information with respect to net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2020 and 2019:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Year Ended	for the Year Ended
	December 31, 2020 on	December 31, 2019 on
	Investments Held at	Investments Held at
	December 31, 2020	December 31, 2019
First-lien debt investments	$23,030	$26,258
Second-lien debt investments	46	(8)
Mezzanine debt investments	2,710	69
Equity and other investments	13,556	1,322
Total	$39,342	$27,641

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of December 31, 2020 and 2019. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2020
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,158,551	Income approach (1)	Discount rate	6.0% — 35.2% (9.4%)	Decrease
Second-lien debt investments	5,037	Income approach	Discount rate	11.8% — 11.8% (11.8%)	Decrease
Mezzanine debt investments	10,982	Income approach (2)	Discount rate	10.1% — 11.9% (10.5%)	Decrease
Equity and other investments	75,150	Market Multiple (3)	Comparable multiple	3.5x — 16.0x (8.7x)	Increase
Total	$2,249,720

(1)	Includes $21.6 million of first-lien debt investments which were valued using an asset valuation waterfall.
(2)	Includes $4.5 million of debt investments valued using a comparable multiple.
(3)

Includes $1.3 million of equity investments which were valued using a weighted valuation approach, $3.9 million of equity investments valued using an asset valuation waterfall, $3.0 million of equity investments using a Black-Scholes model, $15.8 million of equity investments using a discounted cash flow model and $8.1 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2020, approximates its carrying value as the outstanding balance is callable at carrying value.  The fair value of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, which are categorized as Level 2 within the fair value hierarchy, as of December 31, 2020 and 2019, was $670.9 million and $640.1 million, respectively, based on broker quotes received by the Company. The aggregate principal amount of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, as of December 31, 2020 and 2019, was $640.3 million and $622.5 million, respectively.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2020 and 2019, the Company’s asset coverage was 204.5% and 200.4%, respectively.

Debt obligations consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,335,000	$472,281	$862,719	$461,492
2022 Convertible Notes	142,809	142,809	—	141,297
2023 Notes	150,000	150,000	—	148,653
2024 Notes	347,500	347,500	—	358,921
Total Debt	$1,975,309	$1,112,590	$862,719	$1,110,363

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts of $10.8 million, $1.5 million, $1.3 million and $5.3 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $16.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

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

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental ($1.8) million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$36,495	$39,097	$35,713
Commitment fees	3,686	2,890	1,790
Amortization of deferred financing costs	5,089	4,784	4,051
Accretion of original issue discount	546	968	851
Swap settlements	(6,414)	1,371	356
Total Interest Expense	$39,402	$49,110	$42,761
Average debt outstanding (in millions)	$1,001.6	$913.4	$874.3
Weighted average interest rate	3.0%	4.4%	4.1%
Average 1-month LIBOR rate	0.5%	2.2%	2.0%

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2020, aggregate commitments under the facility were $1.335 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of February 5, 2021 (the “Tenth Amendment”), the aggregate commitments under the facility were increased to $1.485 billion.  The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Tenth Amendment, with respect to $1.390 billion in commitments, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended from January 31, 2024 to February 4, 2025 and the stated maturity date was extended from January 31, 2025 to February 4, 2026. For the remaining $95.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2020, the Company had outstanding debt denominated in Australian dollars (AUD) of 51.6 million, Canadian dollars (CAD) of 74.8 million, and Euro (EUR) of 8.4 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2020 and December 31, 2019, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of December 31, 2020, the Company was in compliance with the terms of the Revolving Credit Facility.

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

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of December 31, 2020, the estimated adjusted conversion price was approximately $19.80 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible

Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

During the year ended December 31, 2020, the Company repurchased on the open market and extinguished $29.7 million in aggregate principal amount of the 2022 Convertible Notes for $29.5 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.7 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchases of the 2022 Convertible Notes, the Company entered into floating-to-fixed interest rate swaps with an aggregate notional amount equal to the amount of 2022 Convertible Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the current principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, the Company’s effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

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

For the years ended December 31, 2020, 2019, and 2018 the components of interest expense related to the Convertible Notes were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$6,858	$12,722	$11,713
Accretion of original issue discount	214	872	843
Amortization of deferred financing costs	866	1,690	1,603
Total Interest Expense	$7,938	$15,284	$14,159

Total interest expense in the table above does not include the effect of the interest rate swaps. During the years ended December 31, 2020, 2019 and 2018, the Company received $8.4 million, $12.9 million, and $11.7 million, respectively, and paid $6.4 million, $14.2 million, and $12.4 million, respectively, related to the quarterly settlement of its interest rate swaps. These net amounts are included in interest expense in the Company’s consolidated statements of operations.

As of December 31, 2020 and 2019 the principal amount of the 2022 Convertible Notes was exceeded by the value of the underlying shares multiplied by the per share closing price of the Company’s common stock. However, the conditions required for conversion prior to maturity had not been satisfied.

As of December 31, 2020 and December 31, 2019, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	December 31, 2020	December 31, 2019
Principal amount of debt	$142,809	$172,500
Original issue discount, net of accretion	(284)	(617)
Deferred financing costs	(1,228)	(2,463)
Carrying value of debt	$141,297	$169,420
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate is three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. Please see Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of December 31, 2020, and 2019 the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of December 31, 2020, and 2019, the effective hedge interest rate swaps had a fair value of $16.8 million and ($1.8) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

During the year ended December 31, 2020, the Company repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.1 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchase of the 2024 Notes, the Company entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the current principal amount of the 2024 Notes outstanding. As a result of the swap, the Company’s effective interest rate on the outstanding 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the 2023 Notes and 2024 Notes were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense	$20,029	$8,688	$6,356
Accretion of original issue discount	331	96	8
Amortization of deferred financing costs	1,651	781	582
Total Interest Expense	$22,011	$9,565	$6,946

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes and 2024 Notes. During the years ended December 31, 2020, 2019 and 2018, the Company received $20.2 million, $8.5 million, and $6.3 million, respectively, and paid $15.7 million, $8.6 million and $6.0 million, respectively, related to the settlements of its interest rate swaps related to the 2023 and 2024 Notes. These net amounts are included in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2020 and 2019, the components of the carrying value of the 2023 Notes and 2024 Notes and the stated interest rates were as follows:

	December 31, 2020		December 31, 2019
	2023 Notes	2024 Notes	2023 Notes	2024 Notes
Principal amount of debt	$150,000	$347,500	$150,000	$300,000
Original issue discount, net of accretion	(20)	(1,445)	(29)	(2,818)
Deferred financing costs	(1,327)	(3,903)	(1,973)	(4,057)
Change in fair value of an effective hedge	—	16,769	—	(1,787)
Carrying value of debt	$148,653	$358,921	$147,998	$291,338
Stated interest rate	4.50%	3.875%	4.50%	3.875%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of December 31, 2020 the Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.28% (on a weighted average basis), respectively. As of December 31, 2019 the Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.25%, respectively.

As of December 31, 2020 and December 31, 2019, the Company was in compliance with the terms of the indentures governing the 2023 Notes and 2024 Notes.

2026 Notes

On February 3, 2021, the Company issued $300.0 million aggregate principal amount of unsecured notes that mature on August 1, 2026 (the “2026 Notes”). The principal amount of the 2026 Notes is payable at maturity. The 2026 Notes bear interest at a rate of 2.50% per year, payable semi-annually commencing on August 1, 2021, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and estimated offering costs, were $294.1 million. The Company used the net proceeds of the 2026 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%.

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

As of December 31, 2020 and December 31, 2019, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2020	December 31, 2019
Alpha Midco, Inc. - Delayed Draw	$5,000	$19,598
AppStar Financial, LLC - Revolver	—	2,000
AvidXchange, Inc. - Delayed Draw	4,626	5,108
Biohaven Pharmaceuticals, Inc. - Delayed Draw	22,500	—
BlueSnap, Inc. - Revolver	—	2,500
ClearCompany, LLC - Delayed Draw	—	1,400
Clinicient, Inc. - Revolver	1,600	4,000
DaySmart Holdings, LLC - Revolver	—	5,000
DaySmart Holdings, LLC - Delayed Draw	11,182	17,503
Dye & Durham Corp. - Revolver	—	1,349
Energy Alloys, LLC - Delayed Draw	—	15,000
Factor Systems, Inc. - Delayed Draw	13,333	—
Ferrellgas, L.P. - Revolver	—	30,000
ForeScout Technologies Inc. - Revolver	500	—
G Treasury SS, LLC - Delayed Draw	2,816	3,750
Gainsight, Inc. - Delayed Draw	—	1,785
Integration Appliance, Inc. - Revolver	1,310	2,619
IntelePeer Holdings, Inc. - Delayed Draw	2,876	3,500
InvMetrics Holdings, Inc. - Revolver	1,900	—
IRGSE Holding Corp. - Revolver	97	2,079
Kyriba Corp. - Delayed Draw	3,053	8,323
Kyriba Corp. - Revolver	10	1,202
Lexipol, LLC - Delayed Draw	189	—
Lithium Technologies, LLC - Revolver	1,979	3,959
Lucidworks, Inc. - Revolver	3,333	3,333
Netwrix Corp. - Delayed Draw	16,492	—
Netwrix Corp. - Revolver	2,751	—
Nintex Global, Ltd. - Revolver	909	—
PageUp People, Ltd. - Revolver	3,858	2,812
PayLease, LLC - Revolver	—	3,333
PayScale Holdings, Inc. - Delayed Draw	7,667	7,667
PrimeRevenue, Inc. - Delayed Draw	550	—
PrimeRevenue, Inc. - Revolver	6,250	6,250
ReliaQuest Holdings, LLC - Delayed Draw	29,289	—
ReliaQuest Holdings, LLC - Revolver	2,800	—
ResMan, LLC - Delayed Draw	7,414	3,602
ResMan, LLC - Revolver	2,000	2,000
Sprinklr, Inc. - Delayed Draw Convertible Note	3,750	—
TherapeuticsMD, Inc. - Delayed Draw A1	—	7,500
TherapeuticsMD, Inc. - Delayed Draw A2	—	7,500
Valant Medical Solutions, Inc. - Delayed Draw	1,964	2,564
Valant Medical Solutions, Inc. - Revolver	500	2,000
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15,556	7,778
WideOrbit, Inc. - Revolver	4,756	—
Workwell Acquisition Co. - Delayed Draw	10,000	—
Total Portfolio Company Commitments (1)	$192,810	$187,014

(1)

Represents the full amount of the Company’s commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

Other Commitments and Contingencies

As of December 31, 2020 and 2019, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2020 and 2019, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the year ended December 31, 2020 and 2019. All shares issued to stockholders in the tables below are newly issued shares.

	Year Ended
	December 31, 2020
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 5, 2019	Base	December 13, 2019	January 15, 2020	194,470
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	57,674
February 19, 2020	Base	March 13, 2020	April 15, 2020	299,058
February 19, 2020	Special	April 15, 2020	April 30, 2020	193,723
February 19, 2020	Special	June 15, 2020	June 30, 2020	279,861
May 5, 2020	Base	June 15, 2020	July 15, 2020	285,727
August 4, 2020	Base	September 15, 2020	October 15, 2020 (2)	—
November 4, 2020	Supplemental	November 30, 2020	December 31, 2020	56,069
Total Shares Issued				1,366,582

	Year Ended
	December 31, 2019
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 6, 2018	Base	December 14, 2018	January 15, 2019	212,818
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	87,327
February 20, 2019	Base	March 15, 2019	April 15, 2019	318,114
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	7,214
May 2, 2019	Base	June 14, 2019	July 15, 2019	232,427
July 31, 2019	Supplemental	August 30, 2019	September 30, 2019	22,656
July 31, 2019	Base	September 13, 2019	October 15, 2019	187,202
November 5, 2019	Supplemental	November 29, 2019	December 31, 2019	44,016
Total Shares Issued				1,111,774

(1)	See Note 11 for further information on base, supplemental and special dividends.
(2)	Due to a technical error by the Company’s dividend reinvestment plan administrator, all shareholders received the dividend for the October 15, 2020 payment date in cash.

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

During the year ended December 31, 2020, the Company repurchased 206,964 share at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. For the year end December 31, 2019, no shares were repurchased.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Increase in net assets resulting from operations	$178,108	$154,583	$119,017
Weighted average shares of common stock outstanding—basic and diluted	67,209,078	66,069,305	64,028,137
Earnings per common share—basic and diluted	$2.65	$2.34	$1.86

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the years ended December 31, 2020 and 2019 was less than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of December 31, 2020, and the average closing price of the Company’s common stock for the year ended December 31, 2018 was less than the conversion price for the Convertible Notes outstanding as of December 31, 2018. Therefore, for all periods presented in the consolidated financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31, 2020
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	$0.06
February 19, 2020	Base	March 13, 2020	April 15, 2020	0.41
February 19, 2020	Special	April 15, 2020	April 30, 2020	0.25
February 19, 2020	Special	June 15, 2020	June 30, 2020	0.25
May 5, 2020	Base	June 15, 2020	July 15, 2020	0.41
August 4, 2020	Base	September 15, 2020	October 15, 2020	0.41
November 4, 2020	Supplemental	November 30, 2020	December 31, 2020	0.10
November 4, 2020	Base	December 15, 2020	January 15, 2021	0.41
Total Dividends Declared				$2.30

	Year Ended
	December 31, 2019
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	$0.12
February 20, 2019	Base	March 15, 2019	April 15, 2019	0.39
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	0.01
May 2, 2019	Base	June 14, 2019	July 15, 2019	0.39
July 31, 2019	Supplemental	August 30, 2019	September 30, 2019	0.04
July 31, 2019	Base	September 13, 2019	October 15, 2019	0.39
November 5, 2019	Supplemental	November 29, 2019	December 31, 2019	0.08
November 5, 2019	Base	December 13, 2019	January 15, 2020	0.39
Total Dividends Declared				$1.81

		Year Ended
		December 31, 2018
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2018	Supplemental	February 28, 2018	March 30, 2018	$0.03
February 21, 2018	Base	March 15, 2018	April 13, 2018	0.39
May 3, 2018	Supplemental	May 31, 2018	June 29, 2018	0.06
May 3, 2018	Base	June 15, 2018	July 13, 2018	0.39
August 1, 2018	Supplemental	August 31, 2018	September 28, 2018	0.08
August 1, 2018	Base	September 14, 2018	October 15, 2018	0.39
November 6, 2018	Supplemental	November 30, 2018	December 31, 2018	0.05
November 6, 2018	Base	December 14, 2018	January 15, 2019	0.39
Total Dividends Declared				$1.78

The dividends declared during the years ended December 31, 2020, 2019 and 2018 were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Ordinary Income (1)	$145,053	$119,623	$113,946
Long-Term Capital Gains	9,501	—	—
Total	$154,554	$119,623	$113,946

(1)

For the years ended December 31, 2020, 2019 and 2018, 80.87%, 80.49%, and 87.16% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The tax basis components of distributable earnings for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Undistributed net investment income - tax basis	$90,377	$124,292	$105,601
Undistributed net realized gains (losses) - tax basis	30,451	7,863	—
Net unrealized gains (losses) on investments	24,159	8,908	(3,598)
Other temporary differences	(5,737)	(30,343)	(30,016)
Total distributable earnings - book basis	$139,250	$110,720	$71,987

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2020, 2019 and 2018, to taxable income at December 31, 2020, 2019 and 2018:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Increase in net assets resulting from operations	$178,108	$154,583	$119,017
Adjustments:
Net unrealized (gain) loss on investments	(33,695)	(24,262)	14,151
Other income for tax purposes, not book	28,096	2,167	512
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	5,767	3,773	3,398
Other book-tax differences	(9,021)	9,589	(1,618)
Taxable Income	$169,155	$145,750	$135,360

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

During the period April 1, 2020 through December 31, 2020, the Company increased distributable earnings and decreased additional paid in capital by $4.0 million which was primarily attributable to U.S. federal excise taxes.

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

The Company’s wholly-owned subsidiary, Sixth Street SL Holding, LLC, is a taxable subsidiary in which the Company holds certain equity investments. Sixth Street SL Holding, LLC is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of certain portfolio companies. The income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations.

As of December 31, 2020, the Company had a deferred tax asset of $0.4 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $0.4 million.

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

The tax cost of the Company’s investments as of December 31, 2020 was $2,285,393, resulting in estimated gross unrealized gains and losses of $125,374 and $101,215, respectively. The tax cost of the Company’s investments as of December 31, 2019 was $2,230,116, resulting in estimated gross unrealized gains and losses of $87,386 and $78,478, respectively. The tax cost of the Company’s investments as of December 31, 2018 approximates their amortized cost.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2020, 2019, 2018, 2017 and 2016.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Per Share Data (6)
Net asset value, beginning of period	$16.83	$16.25	$16.09	$15.95	$15.15

Net investment income (1)	2.19	1.94	2.25	2.00	1.83
Net realized and unrealized gain (loss) (1)	0.46	0.40	(0.39)	(0.14)	0.51
Total from operations	2.65	2.34	1.86	1.86	2.34
Issuance of common stock, net of offering costs (2)	0.01	0.04	0.08	0.03	0.03
Repurchase of common stock (2)	0.01	—	—	—	—
Repurchase of debt (2)	(0.01)	—	—	—	—
Dividends declared from net investment income (2)	(2.30)	(1.81)	(1.77)	(1.53)	(1.39)
Dividends declared from realized gains (2)	—	—	(0.01)	(0.22)	(0.17)
Total increase in net assets	0.33	0.58	0.16	0.14	0.81
Net Asset Value, End of Period	$17.16	$16.83	$16.25	$16.09	$15.95
Per share market value at end of period	$20.75	$21.47	$18.09	$19.80	$18.68
Total return based on market value (3)	7.36%	28.69%	0.35%	15.36%	24.78%
Total return based on net asset value (4)	15.63%	14.71%	12.06%	11.87%	15.54%
Shares Outstanding, End of Period	67,684,209	66,524,591	65,412,817	60,247,201	59,716,205
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets	11.10%	11.27%	11.32%	9.41%	9.39%
Ratio of net investment income to average net assets	13.26%	11.73%	13.80%	12.49%	11.84%
Portfolio turnover	41.88%	30.89%	44.57%	58.08%	37.40%
Net assets, end of period	$1,161,315	$1,119,297	$1,063,202	$969,284	$952,212

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to the Company’s ownership of shares of common stock of Oxford Square Capital Corp. and Triangle Capital Corp.  Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 11.33%, 9.42%, and 9.43% for the years ended December 31, 2018, 2017, and 2016, respectively. The Adviser did not waive any Management Fees or Incentive Fees for the years ended December 31, 2020 and 2019.

(6)	Table may not sum due to rounding.

14. Selected Quarterly Financial Data (Unaudited)

	2020
	Q4	Q3	Q2	Q1
Investment Income	$62,217	$71,316	$70,234	$66,270
Net Expenses (1)	$29,448	$30,212	$30,765	$32,608
Net Investment Income	$32,769	$41,104	$39,469	$33,662
Total unrealized and realized gains (losses)	$20,711	$40,753	$56,401	$(86,761)
Increase in Net Assets Resulting from Operations	$53,480	$81,857	$95,870	$(53,099)
Net Asset Value per Share as of the End of the Quarter	$17.16	$16.87	$16.08	$15.57

	2019
	Q4	Q3	Q2	Q1
Investment Income	$66,531	$70,050	$62,427	$52,487
Net Expenses (1)	$32,771	$33,307	$31,285	$25,849
Net Investment Income	$33,760	$36,743	$31,142	$26,638
Total unrealized and realized gains (losses)	$3,942	$(6,402)	$16,653	$12,107
Increase in Net Assets Resulting from Operations	$37,702	$30,341	$47,795	$38,745
Net Asset Value per Share as of the End of the Quarter	$16.83	$16.72	$16.68	$16.34

	2018
	Q4	Q3	Q2	Q1
Investment Income	$74,741	$63,004	$66,401	$57,768
Net Expenses (1)	$30,634	$30,711	$30,099	$26,581
Net Investment Income	$44,107	$32,293	$36,302	$31,187
Total unrealized and realized losses	$(29,875)	$5,087	$(2,733)	$2,649
Increase in Net Assets Resulting from Operations	$14,232	$37,380	$33,569	$33,836
Net Asset Value per Share as of the End of the Quarter	$16.25	$16.47	$16.36	$16.27

(1)	Net expenses include income taxes, including excise taxes.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2020.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the SOX Code of Business Conduct and Ethics (which is set forth below), information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Our SOX Code of Business Conduct and Ethics may be found at http://www.sixthstreetspecialtylending.com in the “Investor Resources” section of our website. We intend to disclose any substantive amendments to or waivers of required provisions of the SOX Code of Business Conduct and Ethics on our website or on a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

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

(3)	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

3.2

Amended and Restated Bylaws of Sixth Street Specialty Lending, Inc., effective as of June 15, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

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

4.10

Third Supplemental Indenture, dated as of February 3, 2021, between Sixth Street Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2021).

4.11	Form of 2.500% Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2021).

4.12	Description of Securities

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

10.17

Ninth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 31, 2020, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 19, 2020).

10.18

Tenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 5, 2021, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent.

21.1	Subsidiaries of Sixth Street Specialty Lending, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2021	SIXTH STREET SPECIALTY LENDING, INC.

/s/ Joshua Easterly
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Gordon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2020, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2021.

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