Form 10-Q
period 2021-03-31
Sixth Street Specialty Lending, Inc.
filed 2021-05-04
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at May 4, 2021 was 72,618,759.

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 17, 2021, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,258,598 and $2,187,427, respectively)	$2,329,835	$2,249,302
Non-controlled, affiliated investments (amortized cost of $12,835 and $12,892, respectively)	14,917	12,892
Controlled, affiliated investments (amortized cost of $60,027 and $58,709, respectively)	37,994	36,676
Total investments at fair value (amortized cost of $2,331,460 and $2,259,028, respectively)	2,382,746	2,298,870
Cash and cash equivalents (restricted cash of $16,315 and $10,815, respectively)	19,992	13,274
Interest receivable	10,878	8,583
Prepaid expenses and other assets	4,294	17,866
Total Assets	$2,417,910	$2,338,593
Liabilities
Debt (net of deferred financing costs of $23,730 and $17,246, respectively)	$1,070,633	$1,110,363
Management fees payable to affiliate	8,782	8,435
Incentive fees payable to affiliate	13,747	8,673
Dividends payable	119,409	27,728
Other payables to affiliate	2,971	2,632
Other liabilities	17,036	19,447
Total Liabilities	1,232,578	1,177,278
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 72,266,042 and 67,980,253 shares issued, respectively; and 71,969,998 and 67,684,209 shares outstanding, respectively	723	680
Additional paid-in capital	1,115,370	1,025,676
Treasury stock at cost; 296,044 and 296,044 shares held, respectively	(4,291)	(4,291)
Distributable earnings	73,530	139,250
Total Net Assets	1,185,332	1,161,315
Total Liabilities and Net Assets	$2,417,910	$2,338,593
Net Asset Value Per Share	$16.47	$17.16

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$61,765	$60,766
Dividend income	507	432
Other income	2,277	2,787
Total investment income from non-controlled, non-affiliated investments	64,549	63,985
Investment income from non-controlled, affiliated investments:
Interest from investments	211	1,236
Dividend income	545	—
Other income	—	19
Total investment income from non-controlled, affiliated investments	756	1,255
Investment income from controlled, affiliated investments:
Interest from investments	936	1,027
Other income	1	3
Total investment income from controlled, affiliated investments	937	1,030
Total Investment Income	66,242	66,270
Expenses
Interest	8,953	12,910
Management fees	8,738	8,165
Incentive fees	12,326	7,140
Professional fees	1,395	1,645
Directors’ fees	194	228
Other general and administrative	1,866	1,510
Total expenses	33,472	31,598
Management and incentive fees waived (Note 3)	—	—
Net Expenses	33,472	31,598
Net Investment Income Before Income Taxes	32,770	34,672
Income taxes, including excise taxes	460	1,010
Net Investment Income	32,310	33,662
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	9,363	(92,759)
Non-controlled, affiliated investments	2,082	(1,394)
Controlled, affiliated investments	(1)	(13,507)
Translation of other assets and liabilities in foreign currencies	133	13,799
Interest rate swaps	(1,822)	9,181
Total net change in unrealized gains (losses)	9,755	(84,680)
Realized gains (losses):
Non-controlled, non-affiliated investments	14,619	75
Non-controlled, affiliated investments	(33)	—
Controlled, affiliated investments	—	(2,097)
Foreign currency transactions	1	(59)
Total net realized gains (losses)	14,587	(2,081)
Total Net Unrealized and Realized Gains (Losses)	24,342	(86,761)
Increase (Decrease) in Net Assets Resulting from Operations	$56,652	$(53,099)
Earnings (Loss) per common share—basic	$0.81	$(0.80)
Weighted average shares of common stock outstanding—basic	69,691,162	66,656,280
Earnings (Loss) per common share—diluted	$0.75	$(0.80)
Weighted average shares of common stock outstanding—diluted	77,356,492	66,656,280

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 74,625 par, due 10/2025)	7/6/2018	C + 5.25%	6.25%	$56,030	$60,562 (CAD 76,118)	5.0%
Alpha Midco, Inc. (3)(5)	First-lien loan ($64,154 par, due 8/2025)	8/15/2019	L + 7.50%	8.50%	62,840	65,192	5.5%
ForeScout Technologies, Inc. (3)	First-lien loan ($4,772 par, due 8/2026)	8/17/2020	L + 9.50%	10.50% (incl. 9.50% PIK)	4,657	4,759	0.4%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	70,912	72,036	6.1%
	First-lien revolving loan ($1,310 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	1,291	1,329	0.1%
Motus, LLC (3)(5)	First-lien loan ($61,641 par, due 1/2024)	1/17/2018	L + 5.50%	6.50%	60,811	62,103	5.2%
Netwrix Corp. (3)(5)	First-lien loan ($64,140 par, due 9/2026)	9/30/2020	L + 6.50%	7.50%	62,672	63,578	5.4%
Nintex Global, Ltd. (3)(5)	First-lien loan ($79,495 par, due 4/2024)	3/30/2018	L + 6.75%	7.75%	78,261	81,907	6.9%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($38,191 par, due 10/2026)	10/8/2020	L + 8.25%	9.25%	37,165	38,019	3.2%
ServiceChannel Holdings, Inc. (9)	Second-lien loan ($5,520 par, due 6/2025)	6/3/2020	12.00%	12.00% PIK	5,168	5,505	0.5%
Sprinklr, Inc.	Convertible note ($4,017 par, due 5/2025)	5/20/2020	9.88%	9.88% PIK	3,989	4,590	0.4%
WideOrbit, Inc. (3)	First-lien loan ($59,792 par, due 7/2025)	7/8/2020	L + 8.50%	9.75%	58,936	61,244	5.2%
					502,732	520,824	43.9%
Communications
IntelePeer Holdings, Inc.	First-lien loan ($43,642 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	43,543	43,314	3.7%
	Convertible note ($1,750 par, due 12/2024)	2/28/2020	8.00%	8.00% PIK	1,732	2,726	0.2%
					45,275	46,040	3.9%
Education
EMS Linq, Inc. (3)(5)	First-lien loan ($34,825 par, due 9/2025)	9/17/2020	L + 7.75%	8.75%	33,860	34,912	2.9%
Follet Corp. (3)	First-lien loan ($75,000 par, due 11/2025)	11/25/2020	L + 7.75%	8.75%	73,409	73,875	6.2%
Frontline Technologies Group, LLC (3)	First-lien loan ($84,621 par, due 9/2023)	9/18/2017	L + 5.75%	6.75%	84,296	85,044	7.2%
Illuminate Education, Inc.(3)(5)	First-lien loan ($63,213 par, due 8/2022)	8/25/2017	L + 6.25%	7.25%	62,775	63,529	5.4%
					254,340	257,360	21.7%
Financial services
AvidXchange, Inc. (3)(5)	First-lien loan ($10,953 par, due 4/2024)	10/1/2019	L + 9.00%	10.00%	10,849	11,082	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,725 par, due 10/2024)	10/10/2019	L + 6.50%	7.50%	19,316	19,577	1.7%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.00%	34,472	35,262	3.0%
	First-lien revolving loan ($2,500 par, due 10/2024)	10/25/2019	P + 6.00%	9.25%	2,464	2,519	0.2%

G Treasury SS, LLC (3)(5)	First-lien loan ($47,121 par, due 4/2023)	4/9/2018	L + 8.25%	9.25%	46,444	47,934	4.0%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,223 par, due 6/2025)	1/31/2019	L + 7.00%	8.25%	38,742	39,812	3.4%
InvMetrics Holdings, Inc. (3)(5)	First-lien loan ($53,067 par, due 12/2025)	12/30/2020	L + 6.25%	7.25%	51,751	52,242	4.4%
Kyriba Corp.(3)	First-lien loan ($14,234 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	13,970	14,752	1.2%
	First-lien loan (EUR 8,474 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	9,349	10,259 (EUR 8,729)	0.9%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,381	1,454	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	369	407 (EUR 346)	0.0%
PayLease, LLC (3)	First-lien loan ($63,507 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	63,093	64,301	5.4%
	First-lien revolving loan ($3,333 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	3,316	3,375	0.3%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 9.50%	11.00%	22,316	23,450	2.0%
					317,832	326,426	27.5%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($39,900 par, due 11/2026)	11/23/2020	L + 6.50%	7.50%	38,804	39,700	3.3%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,897	5,362	0.5%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,511	4,116	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	6,310	0.5%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,898	15,150	1.3%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,375	2,440	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,250 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	47,876	50,974	4.3%
Valant Medical Solutions, Inc. (3)	First-lien loan ($28,836 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	28,249	29,370	2.5%
	First-lien revolving loan ($1,500 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	1,476	1,535	0.1%
					144,688	154,957	13.0%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,256 par, due 9/2021)	9/29/2015	L + 9.50%	10.00% (incl. 5.00% PIK)	28,590	29,349	2.5%
	First-lien revolving loan ($7,996 par, due 9/2021)	9/29/2015	L + 9.50%	10.00% (incl. 5.00% PIK)	7,997	7,752	0.7%
					36,587	37,101	3.2%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,400 par, due 5/2024)	7/31/2019	L + 6.50%	7.50%	33,871	35,174	3.0%
ClearCompany, LLC (3)	First-lien loan ($20,182 par, due 7/2023)	7/23/2018	L + 8.75%	10.25% (incl. 2.50% PIK)	20,049	20,384	1.7%
DaySmart Holdings, LLC (3)(5)	First-lien loan ($41,851 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	41,845	41,970	3.5%

	First-lien revolving loan ($3,000 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	3,003	3,008	0.3%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,323 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,451	39,412 (AUD 51,745)	3.4%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($70,000 par, due 5/2024)	5/3/2019	L + 6.00%	7.00%	68,726	70,700	6.0%
Modern Hire, Inc. (3)(5)	First-lien loan ($30,036 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	29,478	30,637	2.6%
Workwell Acquisition Co. (3)(5)	First-lien loan ($19,900 par, due 10/2025)	10/19/2020	L + 7.50%	8.50%	19,222	19,900	1.7%
					255,645	261,185	22.2%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($50,573 par, due 10/2023)	6/30/2017	L + 7.00%	8.25%	50,219	51,079	4.3%
Internet services
Higher Logic, LLC (3)(5)	First-lien loan ($49,875 par, due 1/2024)	6/18/2018	L + 7.25%	8.25%	49,432	50,374	4.2%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	54,244	53,540	4.5%
Lucidworks, Inc. (9)	First-lien loan ($13,129 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	13,025	13,326	1.1%
Piano Software, Inc. (3)(5)	First-lien loan ($38,404 par, due 2/2026)	2/25/2021	L + 6.50%	7.50%	37,500	37,444	3.2%
					154,201	154,684	13.0%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,415	32,010	2.7%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($7,232 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	7,173	7,268	0.6%
Oil, gas and consumable fuels
MD America Energy, LLC (3)(6)	First-lien loan ($8,944 par, due 12/2024)	11/14/2018	L + 7.75%	9.25%	8,944	8,944	0.8%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($1,500 par, due 12/2021)	6/29/2018	P + 8.00%	12.00%	1,498	—	0.0%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($25,233 par, due 10/2024)	4/10/2019	L + 7.50%	9.50%	24,750	25,539	2.2%
					35,192	34,483	3.0%
Other
Lexipol, LLC (3)(5)	First-lien loan ($19,712 par, due 10/2025)	10/8/2020	L + 5.75%	6.75%	19,393	19,862	1.7%
Omnigo Software, LLC (3)(5)	First-lien loan ($34,000 par, due 3/2026)	3/31/2021	L + 6.50%	7.50%	33,218	33,235	2.8%
					52,611	53,097	4.5%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($28,227 par, due 8/2025)	8/7/2020	L + 9.00%	10.00% (incl. 4.00% PIK)	27,204	29,115	2.5%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	28,793	30,000	2.5%
					55,997	59,115	5.0%
Real Estate
ResMan, LLC (3)	First-lien loan ($40,269 par, due 10/2024)	10/3/2019	L + 9.50%	10.50%	40,080	40,269	3.4%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	9.50%	24,649	25,687	2.2%

American Achievement, Corp. (3)	First-lien loan ($24,116 par, due 9/2026)	9/30/2015	L + 6.25%	7.25% (incl. 4.25% PIK)	23,175	21,101	1.8%
	First-lien revolving loan ($953 par, due 9/2026)	2/9/2021	L + 6.25%	7.25% (incl. 4.25% PIK)	953	953	0.1%
	Subordinated note ($4,740 par, due 9/2026) (16)	3/16/2021	L + 1.00%	2.00% PIK	545	545	0.0%
Designer Brands, Inc. (3)(4)	ABL First-lien loan ($48,750 par, due 8/2025)	8/7/2020	L + 8.50%	9.75%	47,657	48,872	4.1%
J.C. Penney Company, Inc. (11)(13)	First-lien loan ($4,129 par, due 6/2023)	6/5/2019	—	—	3,153	10	0.0%
	First-lien secured note ($12,372 par, due 7/2023)	6/5/2019	—	—	10,112	31	0.0%
Maurices, Inc. (3)(5)	ABL FILO term loan ($31,111 par, due 5/2024)	5/6/2019	L + 6.50%	7.75%	30,431	31,811	2.7%
Moran Foods, LLC (3)	ABL FILO term loan ($36,167 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	35,602	36,890	3.1%
Penney Borrower, LLC (3)	ABL FILO term loan ($72,000 par, due 12/2025)	12/7/2020	L + 8.50%	9.25%	70,387	71,100	6.0%
	First-lien term loan ($6,912 par, due 12/2026) (11)	12/7/2020	L + 8.50%	9.50%	5,857	6,450	0.5%
					252,521	243,450	20.5%
Total Debt Investments					2,237,508	2,279,348	192.4%

Equity and Other Investments
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	3,744	0.3%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	3,948	0.4%
	Class B Shares (398,557 shares)	3/30/2018			12	40	0.0%
ServiceChannel Holdings, Inc. (13)(14)	207,991 Warrants	6/3/2020			335	349	0.0%
WideOrbit, Inc. (13)(14)	1,567,807 Warrants	7/8/2020			327	327	0.0%
					3,133	8,408	0.7%
Communications
IntelePeer Holdings, Inc. (13)	280,000 Warrants	2/28/2020			183	304	0.0%
Education
EMS Linq, Inc. (13)(14)	Common Units (474,684 units)	11/2/2020			1,500	1,500	0.1%
Financial services
AvidXchange, Inc.	Common Shares (2,198 shares) (13)(14)	4/7/2020			109	160	0.0%
	Preferred Shares (293,232 shares)	10/1/2019			16,243	16,812	1.4%
	Series F Preferred Shares (8,791 shares) (13)(14)	4/7/2020			438	639	0.1%
	75,016 Warrants (13)	10/1/2019			475	2,708	0.2%
Newport Parent Holdings, LP (13)(14)	Class A-2 Units (131,569 units)	12/10/2020			4,177	4,177	0.4%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,620 shares)	8/5/2015			6	8	0.0%
					21,448	24,504	2.1%
Healthcare
Caris Life Sciences, Inc. (13)	Series C Preferred Shares (362,319 shares) (14)	10/13/2020			1,000	1,402	0.1%
	633,376 Warrants	9/21/2018			192	1,384	0.1%
	569,991 Warrants (14)	4/2/2020			250	1,104	0.1%
Valant Medical Solutions, Inc. (13)(15)	Class A Units (51,429 units) (14)	3/10/2021			51	51	0.0%
	954,478 Warrants	4/8/2019			281	281	0.0%
					1,774	4,222	0.3%

Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (33,790,171 units) (14)	12/21/2018			21,842	845	0.1%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	48	0.0%
					21,942	893	0.1%
Human resource support services
ClearCompany, LLC (13)(15)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	4,421	0.4%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (166,811 units)	10/1/2019			1,347	1,663	0.1%
					3,361	6,084	0.5%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017			1,020	2,208	0.2%
	Common Shares Class B (987,929 units)	6/30/2017			10	22	0.0%
					1,030	2,230	0.2%
Internet Services
Lucidworks, Inc. (13)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	922	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	12,365	1.0%
Oil, gas and consumable fuels
SMPA Holdings, LLC (6)(14)	Common Units (15,000 units)	12/24/2020			3,891	5,973	0.5%
Pharmaceuticals
TherapeuticsMD, Inc. (13)(14)	712,817 Warrants	8/5/2020			1,029	643	0.1%
Retail and consumer products
American Achievement, Corp. (13)(14)	Class A Units (687 units)	3/16/2021			—	—	0.0%
Copper Bidco, LLC (11)(14)	Trust Certificates (132,928 Certificates)	12/7/2020			930	1,373	0.1%
	Trust Certificates (996,958 Certificates)	1/30/2021			15,453	18,145	1.5%
NMG Parent, LLC Com Unit (11)(13)(14)	Common Units (110,210 units)	9/29/2020			6,613	7,770	0.7%
					22,996	27,288	2.3%

Other Investments
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	5.56%	413	460	0.0%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	5.97%	1,208	1,484	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(11)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	6.39%	3,414	3,833	0.3%
Madison Park Funding Ltd, Series 2014-14A (3)(4)(11)	Structured Product ($2,400 par, due 10/2030)	8/11/2020	L + 5.80%	6.02%	1,990	2,285	0.2%
					7,025	8,062	0.6%
Total Equity and Other Investments					93,952	103,398	8.6%
Total Investments					$2,331,460	$2,382,746	201.0%

	Interest Rate Swaps as of March 31, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.47%	7/30/2021	$11,700	$(53)	$—	$36
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	2,883	—	(597)
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	1,784	—	(357)
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	266	—	(54)
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(788)	1,252	161
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(62)	96	12
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	6,019	—	(1,036)
Interest rate swap (a)	L	0.33%	6/9/2023	5,000	(2)	—	13
Interest rate swap (a)(d)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Total				371,391	10,047	1,476	(1,822)

Interest rate swap (a)(b)(c)	3.875%	L + 2.25%	11/1/2024	300,000	9,883	—	(4,833)
Interest rate swap (a)(b)(c)	3.875%	L + 2.46%	11/1/2024	50,000	1,273	—	(780)
Interest rate swap (a)(b)	2.50%	L + 1.91%	8/1/2026	300,000	(9,004)	—	(9,004)
Total				650,000	2,152	—	(14,617)
Cash collateral				—	(11,154)	—	—
Total derivatives				$1,021,391	$1,045	$1,476	$(16,439)

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
(c)

$2.5 million in aggregate notional value of these instruments is no longer designated as instruments in a hedge accounting relationship. The associated change in fair value of the de-designated portion is recorded within unrealized gain/(loss).

(d)	The fair market value of this instrument is presented net with the $2.5 million in aggregate notional value of instruments no longer designated as instruments in a hedge accounting relationship.
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three- or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2021.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 12.1% of total assets as of March 31, 2021.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended March 31, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the three months ended March 31, 2021

Company	Fair Value at December 31, 2020	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)(d)	Transfers	Fair Value at March 31, 2021	Dividend Income	Interest Income
MD America Energy, LLC (c)	$12,892	$—	$(57)	$2,082	$—	$—	$14,917	$545	$211
Total	$12,892	$—	$(57)	$2,082	$—	$—	$14,917	$545	$211

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

(c)	Includes investment in SMPA Holdings, LLC of 15,000 common equity units.
(d)	In the consolidated statement of operations there is a realized loss on non-controlled, affiliated investments of $33 related to an escrow receivable for an investment that is no longer held.
(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2021 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the three months ended March 31, 2021

Company	Fair Value at December 31, 2020	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2021	Other Income	Interest Income
IRGSE Holding Corp.	$36,676	$1,319	$—	$(1)	$—	$—	$37,994	$1	$936
Mississippi Resources, LLC	—	—	—	—	—	—	—	—	—
Total	$36,676	$1,319	$—	$(1)	$—	$—	$37,994	$1	$936

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

(8)

As of March 31, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $2,350,588, resulting in estimated gross unrealized gains and losses of $145,735 and $104,585, respectively.

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
(14)

All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities is $44,075, or 3.7% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.
(16)	Investment is on non-accrual status as of March 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2020

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 74,813 par, due 10/2025)	7/6/2018	C + 5.25%	6.25%	$56,132	$59,603 (CAD 75,935)	5.1%
Alpha Midco, Inc. (3)(5)	First-lien loan ($64,317 par, due 8/2025)	8/15/2019	L + 7.50%	8.50%	62,934	64,837	5.6%
ForeScout Technologies, Inc. (3)	First-lien loan ($4,662 par, due 8/2026)	8/17/2020	L + 9.50%	10.50% (incl. 9.50% PIK)	4,543	4,623	0.4%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	70,857	72,215	6.2%
	First-lien revolving loan ($1,310 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	1,289	1,336	0.1%
Motus, LLC (3)(5)	First-lien loan ($61,800 par, due 1/2024)	1/17/2018	L + 5.50%	6.50%	60,902	62,418	5.4%
Netwrix Corp. (3)(5)	First-lien loan ($50,792 par, due 9/2026)	9/30/2020	L + 6.50%	7.50%	49,381	49,391	4.3%
Nintex Global, Ltd. (3)(5)	First-lien loan ($79,695 par, due 4/2024)	3/30/2018	L + 6.75%	7.75%	78,370	81,912	7.1%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($36,511 par, due 10/2026)	10/8/2020	L + 8.25%	9.25%	35,450	35,653	3.1%
ServiceChannel Holdings, Inc. (9)	Second-lien loan ($5,359 par, due 6/2025)	6/3/2020	12.00%	12.00% PIK	4,992	5,037	0.4%
Sprinklr, Inc.	Convertible note ($3,920 par, due 5/2025)	5/20/2020	9.88%	9.88% PIK	3,890	4,478	0.4%
WideOrbit, Inc. (3)	First-lien loan ($59,943 par, due 7/2025)	7/8/2020	L + 8.50%	9.75%	59,044	61,075	5.3%
					487,784	502,578	43.4%
Communications
IntelePeer Holdings, Inc.	First-lien loan ($43,324 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	43,220	42,999	3.7%
	Convertible note ($1,750 par, due 12/2024)	2/28/2020	8.00%	8.00% PIK	1,731	1,658	0.1%
					44,951	44,657	3.8%
Education
EMS Linq, Inc. (3)(5)	First-lien loan ($34,913 par, due 9/2025)	9/17/2020	L + 7.75%	8.75%	33,903	34,476	3.0%
Follet Corp. (3)	First-lien loan ($75,000 par, due 11/2025)	11/25/2020	L + 7.75%	8.75%	73,341	73,500	6.3%
Frontline Technologies Group, LLC (3)	First-lien loan ($84,835 par, due 9/2023)	9/18/2017	L + 5.75%	6.75%	84,479	84,835	7.3%
Illuminate Education, Inc.(3)(5)	First-lien loan ($63,375 par, due 8/2022)	8/25/2017	L + 6.25%	7.25%	62,864	63,375	5.5%
					254,587	256,186	22.1%
Financial services
AvidXchange, Inc. (3)(5)	First-lien loan ($10,831 par, due 4/2024)	10/1/2019	L + 9.00%	10.00%	10,717	10,902	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,775 par, due 10/2024)	10/10/2019	L + 6.50%	7.50%	19,341	19,627	1.7%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.00%	34,441	35,262	3.0%
	First-lien revolving loan ($2,500 par, due 10/2024)	10/25/2019	P + 6.00%	9.25%	2,462	2,519	0.2%
Factor Systems, Inc. (3)(5)	First-lien loan ($29,775 par, due 1/2025)	1/17/2020	L + 7.00%	8.50%	29,232	30,966	2.7%

G Treasury SS, LLC (3)(5)	First-lien loan ($30,934 par, due 4/2023)	4/9/2018	L + 8.25%	9.25%	30,674	31,398	2.7%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,323 par, due 6/2025)	1/31/2019	L + 7.00%	8.25%	38,814	39,618	3.4%
InvMetrics Holdings, Inc. (3)(5)	First-lien loan ($53,200 par, due 12/2025)	12/30/2020	L + 6.25%	7.25%	51,824	51,823	4.5%
Kyriba Corp.(3)	First-lien loan ($13,921 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	13,644	14,387	1.2%
	First-lien loan (EUR 8,288 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	9,120	10,420 (EUR 8,516)	0.9%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,379	1,451	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	368	422 (EUR 345)	0.0%
PayLease, LLC (3)	First-lien loan ($63,671 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	63,183	64,467	5.6%
	First-lien revolving loan ($3,333 par, due 7/2022)	7/28/2017	L + 7.25%	8.25%	3,312	3,375	0.3%
PrimeRevenue, Inc. (3)	First-lien loan ($22,207 par, due 12/2023)	12/31/2018	L + 9.50%	11.00%	22,001	22,932	2.0%
					330,512	339,569	29.2%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($40,000 par, due 11/2026)	11/23/2020	L + 6.50%	7.50%	38,863	39,300	3.4%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,888	5,387	0.5%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,500	4,125	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	4,846	0.4%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,891	15,150	1.3%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,373	2,440	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,375 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	47,920	50,733	4.4%
Quantros, Inc. (3)(5)	First-lien loan ($17,781 par, due 1/2021)	2/29/2016	L + 8.50%	9.50%	17,773	16,892	1.5%
Valant Medical Solutions, Inc. (3)	First-lien loan ($28,536 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	27,909	28,841	2.5%
	First-lien revolving loan ($1,500 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	1,474	1,520	0.1%
Vita Bidco, Inc. (3)(5)	First-lien loan ($9,058 par, due 2/2024)	2/11/2019	L + 6.50%	7.50%	8,883	9,126	0.8%
					171,076	178,360	15.4%
Hotel, gaming, and leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($29,881 par, due 9/2021)	9/29/2015	L + 9.50%	10.00% (incl. 5.00% PIK)	28,215	28,611	2.5%
	First-lien revolving loan ($7,054 par, due 9/2021)	9/29/2015	L + 9.50%	10.00% (incl. 5.00% PIK)	7,054	6,750	0.6%
					35,269	35,361	3.1%
Human resource support services
Absorb Software, Inc. (3)(4)(5)	First-lien loan ($34,487 par, due 5/2024)	7/31/2019	L + 6.50%	7.50%	33,920	34,746	3.0%
ClearCompany, LLC (3)	First-lien loan ($20,055 par, due 7/2023)	7/23/2018	L + 8.75%	10.25% (incl. 2.50% PIK)	19,909	20,206	1.7%
DaySmart Holdings, LLC (3)(5)	First-lien loan ($36,318 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	36,348	36,199	3.1%
	First-lien revolving loan ($3,000 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	3,004	2,992	0.3%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,474 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,531	39,938 (AUD 51,757)	3.4%

PayScale Holdings, Inc. (3)(5)	First-lien loan ($39,700 par, due 5/2024)	5/3/2019	L + 7.00%	8.00%	38,916	39,937	3.4%
Modern Hire, Inc. (3)(5)	First-lien loan ($30,113 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	29,514	30,338	2.6%
Workwell Acquisition Co. (3)(5)	First-lien loan ($19,950 par, due 10/2025)	10/19/2020	L + 7.50%	8.50%	19,218	19,725	1.7%
					220,360	224,081	19.2%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($50,767 par, due 10/2023)	6/30/2017	L + 7.00%	8.25%	50,380	51,402	4.4%
Internet services
Higher Logic, LLC (3)(5)	First-lien loan ($50,000 par, due 1/2024)	6/18/2018	L + 7.25%	8.25%	49,521	50,125	4.3%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	54,192	53,606	4.6%
	First-lien revolving loan ($1,320 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	1,302	1,254	0.1%
Lucidworks, Inc. (9)	First-lien loan ($12,902 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	12,791	13,145	1.1%
					117,806	118,130	10.1%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,376	32,010	2.8%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($7,732 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	7,660	7,809	0.7%
Oil, gas and consumable fuels
MD America Energy, LLC (3)(6)	First-lien loan ($9,000 par, due 12/2024)	11/14/2018	L + 7.75%	9.25%	9,000	9,000	0.8%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($1,500 par, due 12/2021)	6/29/2018	P + 8.00%	12.00%	1,498	—	0.0%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($25,233 par, due 10/2024)	4/10/2019	L + 7.50%	9.50%	24,721	25,437	2.2%
					35,219	34,437	3.0%
Other
Lexipol, LLC (3)(5)	First-lien loan ($19,762 par, due 10/2025)	10/8/2020	L + 5.75%	6.75%	19,427	19,762	1.7%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($27,948 par, due 8/2025)	8/7/2020	L + 9.00%	10.00% (incl. 4.00% PIK)	26,796	27,569	2.4%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($37,500 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	35,887	36,469	3.1%
					62,683	64,038	5.5%
Real Estate
ResMan, LLC (3)	First-lien loan ($39,886 par, due 10/2024)	10/3/2019	L + 9.50%	10.50%	39,686	39,763	3.4%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	9.50%	24,640	25,625	2.2%
American Achievement, Corp. (3)(5)(16)	First-lien loan ($23,876 par, due 9/2022)	9/30/2015	L + 8.25%	9.25%	23,822	21,608	1.9%
Designer Brands, Inc. (3)(4)	ABL First-lien loan ($49,375 par, due 8/2025)	8/7/2020	L + 8.50%	9.75%	48,218	49,252	4.2%
J.C. Penney Company, Inc. (11)(13)	ABL DIP term loan ($12,198 par, due 4/2021)	6/8/2020	—	—	12,198	13,336	1.1%
	First-lien loan ($4,129 par, due 6/2023)	6/5/2019	—	—	3,153	275	0.0%
	First-lien secured note ($12,384 par, due 7/2023)	6/5/2019	—	—	10,122	867	0.1%
Maurices, Inc. (3)(5)	ABL FILO term loan ($20,667 par, due 5/2024)	5/6/2019	L + 6.50%	7.75%	20,212	21,132	1.8%
Moran Foods, LLC (3)	ABL FILO term loan ($30,000 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	29,498	30,600	2.6%

	ABL FILO term loan ($7,500 par, due 4/2024)	4/1/2020	P + 6.50%	9.75%	7,374	7,650	0.7%
NMG Holding Company, Inc. (3)(11)	First-lien term loan ($16,961 par, due 9/2025)	9/25/2020	L + 12.00%	13.00%	13,254	17,994	1.6%
Penney Borrower, LLC (3)	ABL FILO term loan ($72,000 par, due 12/2025)	12/7/2020	L + 8.50%	9.25%	70,220	70,560	6.1%
	First-lien term loan ($6,912 par, due 12/2026)(11)	12/7/2020	L + 8.50%	9.50%	5,827	5,887	0.5%
					268,538	264,786	22.8%
Total Debt Investments					2,178,314	2,212,929	190.6%

Equity and Other Investments
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	3,318	0.3%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	3,286	0.3%
	Class B Shares (398,557 shares)	3/30/2018			12	33	0.0%
ServiceChannel Holdings, Inc. (13)(14)	207,991 Warrants	6/3/2020			335	335	0.0%
WideOrbit, Inc. (13)(14)	1,567,807 Warrants	7/8/2020			327	327	0.0%
					3,133	7,299	0.6%
Communications
IntelePeer Holdings, Inc. (13)(14)	280,000 Warrants	2/28/2020			183	183	0.0%
Education
EMS Linq, Inc. (13)(14)	Common Units (474,684 units)	11/2/2020			1,500	1,500	0.1%
Financial services
AvidXchange, Inc.	Common Shares (2,198 shares)(13)(14)	4/7/2020			108	108	0.0%
	Preferred Shares (293,232 shares)	10/1/2019			15,763	15,802	1.4%
	Series F Preferred Shares (8,791 shares)(13)(14)	4/7/2020			431	431	0.0%
	75,016 Warrants (13)	10/1/2019			475	1,254	0.1%
Newport Parent Holdings, LP (13)(14)	Class A-2 Units (131,569 units)	12/10/2020			4,177	4,177	0.4%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,059 shares)	8/5/2015			7	3	0.0%
					20,961	21,775	1.9%
Healthcare
Caris Life Sciences, Inc. (13)	Series C Preferred Shares (362,319 shares) (14)	10/13/2020			1,000	1,000	0.1%
	633,376 Warrants	9/21/2018			192	704	0.1%
	569,991 Warrants (14)	4/2/2020			250	472	0.0%
Quantros, Inc. (13)	363 AA Preferred Stock Warrants	10/7/2019			139	—	0.0%
	2,748 A Preferred Stock Warrants	10/7/2019			—	—	0.0%
	4,681,958 Common Stock Warrants	10/7/2019			—	—	0.0%
Valant Medical Solutions, Inc. (13)(15)	954,478 Warrants	4/8/2019			281	239	0.0%
Vita Topco, Inc. (13)(15)	Common Shares (1,000 shares)	2/11/2019			1,000	8,973	0.8%
					2,862	11,388	1.0%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (33,790,171 units) (14)	12/21/2018			21,842	1,267	0.1%

	Class C-1 Units (8,800,000 units)	12/21/2018			100	48	0.0%
					21,942	1,315	0.1%
Human resource support services
ClearCompany, LLC (13)(15)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	3,031	0.3%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (155,240 units)	10/1/2019			1,234	1,413	0.1%
					3,248	4,444	0.4%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017			1,020	2,208	0.2%
	Common Shares Class B (987,929 units)	6/30/2017			10	22	0.0%
					1,030	2,230	0.2%
Internet Services
Lucidworks, Inc. (13)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	874	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	13,056	1.1%
Oil, gas and consumable fuels
SMPA Holdings LLC (6)(13)(14)	Common Units (15,000 units)	12/24/2020			3,892	3,892	0.3%
Pharmaceuticals
TherapeuticsMD, Inc. (13)(14)	712,817 Warrants	8/5/2020			1,029	584	0.1%
Retail and consumer products
Copper Bidco LLC (11)(13)(14)	Trust Certificates (132,928 Certificates)	12/7/2020			930	930	0.1%
NMG Parent LLC Com Unit (13)(14)	Common Units (110,210 units)	9/29/2020			6,613	6,613	0.6%
					7,543	7,543	0.7%

Other Investments
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	5.56%	411	443	0.0%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	5.97%	1,203	1,414	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(11)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	6.39%	3,400	3,821	0.3%
Madison Park Funding Ltd, Series 2014-14A (3)(4)(11)	Structured Product ($2,400 par, due 10/2030)	8/11/2020	L + 5.80%	6.02%	1,983	2,276	0.2%
OZLM Ltd., Series 2018-18A (3)(4)(11)	Structured Product ($2,000 par, due 4/2031)	5/28/2020	L + 2.85%	3.09%	1,754	1,904	0.2%
					8,751	9,858	0.8%
Total Equity and Other Investments					80,714	85,941	7.4%
Total Investments					$2,259,028	$2,298,870	198.0%

	Interest Rate Swaps as of December 31, 2020
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.47%	7/30/2021	$11,700	$(89)	$—	$(127)
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	3,480	—	2,258
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	2,141	—	607
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	320	—	92
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(949)	1,252	303
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(74)	96	22
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	7,055	—	3,493
Interest rate swap (a)	L	0.33%	6/9/2023	5,000	(15)	—	(15)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	128
Interest rate swap (a)(b)	L	1.97%	6/25/2020	—	—	—	75
Interest rate swap (a)(b)	L	1.36%	7/29/2022	—	—	—	(24)
Total				371,391	11,869	1,476	6,812

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	14,716	—	16,503
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	2,053	—	2,053
Total				350,000	16,769	—	18,556
Cash collateral				—	(26,431)	—	—
Total derivatives				$721,391	$2,207	$1,476	$25,368

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured during the period.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
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
(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2020 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2020	67,684,209	$680	296,044	$(4,291)	$1,025,676	$139,250	$1,161,315
Cumulative effect adjustment for the adoption of ASU 2020-06 (2)	—	—	—	—	(457)	172	(285)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	32,310	32,310
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	9,755	9,755
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	14,587	14,587
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	4,049,689	41	—	—	85,904	—	85,945
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	236,100	2	—	—	4,707	—	4,709
Dividends declared from net investment income	—	—	—	—	—	(123,004)	(123,004)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(460)	460	—
Balance at March 31, 2021	71,969,998	$723	296,044	$(4,291)	$1,115,370	$73,530	$1,185,332

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2019	66,524,591	$666	89,080	$(1,359)	$1,009,270	$110,720	$1,119,297
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	33,662	33,662
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(84,680)	(84,680)
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	(2,081)	(2,081)
Decrease in Net Assets Resulting from Capital Share Transactions:
Purchases of treasury stock	(206,964)	—	206,964	(2,932)	—	—	(2,932)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	252,144	3	—	—	4,825	—	4,828
Dividends declared from net investment income	—	—	—	—	—	(31,358)	(31,358)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(1,016)	1,016	—
Balance at March 31, 2020	66,569,771	$669	296,044	$(4,291)	$1,013,079	$27,279	$1,036,736

(1)	The Company’s tax year end is March 31st.
(2)	See Note 2 for further information related to the adoption of ASU 2020-06.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$56,652	$(53,099)
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized (gains) losses on investments	(11,444)	107,660
Net change in unrealized gains on foreign currency transactions	(133)	(13,799)
Net change in unrealized (gains) losses on interest rate swaps	1,822	(9,181)
Net realized (gains) losses on investments	(14,586)	2,022
Net realized losses on foreign currency transactions	6	9
Net amortization of discount on investments	(7,026)	(6,834)
Amortization of deferred financing costs	1,347	1,230
Amortization of discount on debt	148	110
Purchases and originations of investments, net	(170,432)	(119,852)
Proceeds from investments, net	33,751	1,014
Repayments on investments	87,984	218,075
Paid-in-kind interest	(2,125)	(1,795)
Changes in operating assets and liabilities:
Interest receivable	(2,260)	3,314
Interest receivable paid-in-kind	(35)	(15)
Prepaid expenses and other assets	12,410	1,307
Management fees payable to affiliate	347	(69)
Incentive fees payable to affiliate	5,074	(21)
Payable to affiliate	339	709
Other liabilities	(17,688)	23,481
Net Cash Provided by (Used) in Operating Activities	(25,849)	154,266
Cash Flows from Financing Activities
Borrowings on debt	404,159	215,699
Repayments on debt	(423,092)	(332,196)
Deferred financing costs	(7,832)	(4,113)
Proceeds from issuance of common stock, net of offering and underwriting costs	85,945	—
Purchases of treasury stock	—	(2,932)
Dividends paid to stockholders	(26,613)	(25,102)
Net Cash Provided by (Used) in Financing Activities	32,567	(148,644)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	6,718	5,622
Cash, cash equivalents, and restricted cash, beginning of period	13,274	14,143
Cash, Cash Equivalents, and Restricted Cash, End of Period	$19,992	$19,765
Supplemental Information:
Interest paid during the period	$6,441	$11,795
Excise and other taxes paid during the period	$4,200	$3,900
Dividends declared during the period	$123,004	$31,358
Reinvestment of dividends during the period	$4,709	$4,828

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”), on February 17, 2021.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At March 31, 2021, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Earnings per share

The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued and the additional shares of common stock were dilutive. Diluted EPS reflects the potential dilution, using the if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.

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

For the three months ended March 31, 2021 and 2020, we recorded a net expense of $0.5 million and $1.0 million, respectively, for U.S. federal excise tax and other taxes.

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

Accounting Standards Adopted in 2021

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06 (“ASU 2020-06”) “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This guidance reduces the number of accounting models for convertible instruments and makes targeted improvements to the disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2021 with early adoption permitted. The Company early adopted ASU 2020-06 under the modified retrospective basis during the period ended March 31, 2021. The impact of the Company’s adoption under the modified retrospective basis required a cumulative effect adjustment to opening net assets for the remaining unamortized discount on the 2022 Convertible Notes, and a requirement for the Company to calculate diluted earnings per share using the if-converted method which assumes full share settlement for the aggregate value of the 2022 Convertible Notes. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows or notes to the consolidated financial statements.

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” and in January 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-01 (“ASU 2021-01”) “Reference Rate Reform (Topic 848): Scope.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

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

For the three months ended March 31, 2021 and 2020, the Company incurred expenses of $1.7 million and $1.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2021 and 2020, Management Fees were $8.7 million and $8.2 million, respectively.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. Any waived Management Fees are not subject to recoupment by the Adviser. As of March 31, 2021, no Management Fees have been waived pursuant to the Leverage Waiver.

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

For the three months ended March 31, 2021 and 2020, Incentive Fees were $12.3 million and $7.1 million, respectively, of which $7.8 million and $7.1 million, respectively, were realized and payable to the Adviser. For the three months ended March 31, 2021, $4.5 million of Incentive Fees was accrued related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less any cumulative unrealized losses and capital gains incentive fees paid inception to date. For the three months ended March 31, 2020, no Incentive Fees were accrued related to capital gains.

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

Investments at fair value consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,223,472	$2,259,671	$36,199
Second-lien debt investments	5,168	5,506	338
Mezzanine debt investments	8,868	14,171	5,303
Equity and other investments	93,952	103,398	9,446
Total Investments	$2,331,460	$2,382,746	$51,286

	December 31, 2020
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,165,100	$2,196,910	$31,810
Second-lien debt investments	4,991	5,037	46
Mezzanine debt investments	8,223	10,982	2,759
Equity and other investments	80,714	85,941	5,227
Total Investments	$2,259,028	$2,298,870	$39,842

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Business services	22.2%	22.2%
Communications	1.9%	2.0%
Education	10.9%	11.2%
Financial services	14.7%	15.7%
Healthcare	6.7%	8.3%
Hotel, gaming and leisure	1.6%	1.6%
Human resource support services	11.2%	9.9%
Insurance	2.2%	2.3%
Internet services	6.5%	5.2%
Marketing services	1.9%	2.0%
Office products	0.3%	0.3%
Oil, gas and consumable fuels	1.7%	1.7%
Other	2.6%	1.3%
Pharmaceuticals	2.5%	2.8%
Real Estate	1.7%	1.7%
Retail and consumer products	11.4%	11.8%
Total	100.0%	100.0%

The geographic composition of investments at fair value at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
United States
Midwest	15.7%	13.4%
Northeast	16.6%	16.9%
South	23.0%	24.1%
West	37.3%	38.1%
Australia	1.7%	1.7%
Bermuda	1.7%	1.7%
Canada	4.0%	4.1%
Total	100.0%	100.0%

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

In February 2021, in connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap transaction with a $300.0 million notional amount. The Company receives fixed rate interest at 2.50% and pays variable rate interest based on three-month LIBOR plus 1.91%. The swap transaction matures on August 1, 2026, matching the maturity date of the 2026 Notes. The Company designated this interest rate swap as the hedging instrument in a hedge accounting relationship with the 2026 Notes.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three months ended March 31, 2021 and 2020:

			For the Three Months Ended March 31, 2021
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	7/30/2021	$11,700	$(41)	$7	$(34)
Interest rate swap	8/1/2022	115,000	(754)	1,294	540
Interest rate swap	8/1/2022	50,000	(231)	563	332
Interest rate swap	8/1/2022	7,500	(35)	84	49
Interest rate swap	8/1/2022	27,531	(310)	163	(147)
Interest rate swap	8/1/2022	2,160	(24)	13	(11)
Interest rate swap	1/22/2023	150,000	(842)	1,688	846
Interest rate swap (1)	6/9/2023	5,000	(4)	3	(1)
Interest rate swap	11/1/2024	300,000	(1,815)	2,906	1,091
Interest rate swap	11/1/2024	50,000	(324)	484	160
Interest rate swap	11/1/2024	2,500	(23)	15	(8)
Interest rate swap	8/1/2026	300,000	(853)	1,083	230
Total		$1,021,391	$(5,256)	$8,303	$3,047

			For the Three Months Ended March 31, 2020
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	6/25/2020	$91,500	$(456)	$440	$(16)
Interest rate swap (1)	7/30/2021	11,700	(43)	56	13
Interest rate swap (1)	7/29/2022	3,200	(11)	16	5
Interest rate swap	8/1/2022	115,000	(1,259)	1,294	35
Interest rate swap	8/1/2022	50,000	(449)	563	114
Interest rate swap	8/1/2022	7,500	(68)	84	16
Interest rate swap	1/22/2023	150,000	(1,500)	1,688	188
Interest rate swap	11/1/2024	300,000	(3,149)	2,906	(243)
Interest rate swap	11/1/2024	50,000	(283)	269	(14)
Total		$778,900	$(7,218)	$7,316	$98

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

For the three months ended March 31, 2021 and 2020, the Company recognized $1.8 million in net change in unrealized losses and $9.2 million in net change in unrealized gains, respectively, on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the three months ended March 31, 2021 and 2020, the Company recognized $14.6 million in net change in unrealized losses and $18.8 million in net change in unrealized gains, respectively, on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. For the three months ended March 31, 2021 and 2020, this amount is offset by a decrease of $5.6 million and increase of $18.8 million, respectively, for a change in the carrying value of the 2024 Notes and a decrease of $9.0 million, for a change in carrying value of the 2026 Notes.

As of March 31, 2021, the swap transactions had a fair value of $12.2 million which is netted against cash collateral received on the Company’s consolidated balance sheet. As of December 31, 2020, the swap transactions had a fair value of $28.6 million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of March 31, 2021, $16.3 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2020, $10.8 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2021 and December 31, 2020:

	Fair Value Hierarchy at March 31, 2021
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$6,491	$2,253,180	$2,259,671
Second-lien debt investments	—	—	5,506	5,506
Mezzanine debt investments	—	—	14,171	14,171
Equity and other investments	8	35,350	68,040	103,398
Total investments at fair value	$8	$41,841	$2,340,897	$2,382,746
Interest rate swaps	—	12,199	—	12,199
Total	$8	$54,040	$2,340,897	$2,394,945

	Fair Value Hierarchy at December 31, 2020
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$38,359	$2,158,551	$2,196,910
Second-lien debt investments	—	—	5,037	5,037
Mezzanine debt investments	—	—	10,982	10,982
Equity and other investments	3	10,788	75,150	85,941
Total investments at fair value	$3	$49,147	$2,249,720	$2,298,870
Interest rate swaps	—	28,638	—	28,638
Total	$3	$77,785	$2,249,720	$2,327,508

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2021 and 2020:

	As of and for the Three Months Ended
	March 31, 2021
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,551	$5,037	$10,982	$75,150	$2,249,720
Purchases or originations	152,707	—	545	653	153,905
Repayments / redemptions	(74,042)	—	—	(11,827)	(85,869)
Paid-in-kind interest	1,866	161	98	—	2,125
Net change in unrealized gains (losses)	10,828	292	2,543	(12)	13,651
Net realized gains	30	—	—	10,689	10,719
Net amortization of discount on securities	3,240	16	3	—	3,259
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	(6,613)	(6,613)
Balance, End of Period	$2,253,180	$5,506	$14,171	$68,040	$2,340,897

	As of and for the Three Months Ended
	March 31, 2020
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,927	$4,147	$2,550	$63,107	$2,228,731
Purchases or originations	115,294	209	304	477	116,284
Repayments / redemptions	(218,019)	—	—	—	(218,019)
Paid-in-kind interest	1,744	—	51	—	1,795
Net change in unrealized losses	(85,669)	(326)	(53)	(11,123)	(97,171)
Net realized gains (losses)	(2,163)	—	—	—	(2,163)
Net amortization of discount on securities	6,822	—	3	—	6,825
Transfers within Level 3	(23)	—	—	23	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,976,913	$4,030	$2,855	$52,484	$2,036,282

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2021 and 2020:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2021 on	March 31, 2020 on
	Investments Held at	Investments Held at
	March 31, 2021	March 31, 2020
First-lien debt investments	$11,962	$(78,748)
Second-lien debt investments	292	(326)
Mezzanine debt investments	2,543	(53)
Equity and other investments	7,823	(11,123)
Total	$22,620	$(90,250)

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2021
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,253,180	Income approach (1)	Discount rate	5.9% — 13.9% (9.0%)	Decrease
Second-lien debt investments	5,506	Income approach	Discount rate	9.8% — 9.8% (9.8%)	Decrease
Mezzanine debt investments	6,855	Income approach (2)	Discount rate	10.1% — 10.1% (10.1%)	Decrease
Mezzanine debt investments	7,316	Market Multiple	Comparable multiple	6.0x — 6.7x (6.4x)	Increase
Equity and other investments	68,040	Market Multiple (3)	Comparable multiple	4.5x — 18.0x (8.1x)	Increase
Total	$2,340,897

(1)	Includes $0.9 million of debt investments which, due to proximity of the transaction relative to the measurement date were valued using the cost of the investments.
(2)	Includes $0.5 million of debt investments which were valued using an asset valuation waterfall.
(3)

Includes $6.9 million of equity investments which were valued using an asset valuation waterfall, $6.5 million of equity investments using a Black-Scholes model, $16.8 million of equity investments using a discounted cash flow approach, and $6.3 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

	December 31, 2020
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,158,551	Income approach (1)	Discount rate	6.0% — 35.2% (9.4%)	Decrease
Second-lien debt investments	5,037	Income approach	Discount rate	11.8% — 11.8% (11.8%)	Decrease
Mezzanine debt investments	10,982	Income approach (2)	Discount rate	10.1% — 11.9% (10.5%)	Decrease
Equity and other investments	75,150	Market Multiple (3)	Comparable multiple	3.5x — 16.0x (8.7x)	Increase
Total	$2,249,720

(1)	Includes $21.6 million of first-lien debt investments which were valued using an asset valuation waterfall.
(2)	Includes $4.5 million of debt investments which were valued using a comparable multiple.
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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2021 and December 31, 2020, approximates its carrying value as the outstanding balance is callable at carrying value.

The fair value of the Company’s 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, which are categorized as Level 2 within the fair value hierarchy, as of March 31, 2021 were $157.1 million, $156.6 million, $364.5 million and $297.3 million, respectively, based on broker quotes received by the Company. The aggregate principal amount of the Company’s 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, as of March 31, 2021, were $142.8 million, $150.0 million, $347.5 million and $300.0 million, respectively. The fair value of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, which are categorized as Level 2 within the fair value hierarchy, as of December 31, 2020 were $156.3 million, $155.0 million and $359.6 million, based on broker quotes received by the Company. The aggregate principal amount of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, as of December 31, 2020 were $142.8 million, $150.0 million and $347.5 million.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage was 208.5% and 204.5%, respectively.

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,485,000	$155,415	$1,329,585	$141,508
2022 Convertible Notes	142,809	142,809	—	141,772
2023 Notes	150,000	150,000	—	148,814
2024 Notes	347,500	347,500	—	353,646
2026 Notes	300,000	300,000	—	284,893
Total Debt	$2,425,309	$1,095,724	$1,329,585	$1,070,633

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of deferred financing costs and original issue discounts of $13.9 million, $1.0 million, $1.2 million, $5.0 million and $6.1 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $11.2 million and ($9.0) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes resulting from a hedge accounting relationship.

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

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$9,471	$10,865
Commitment fees	1,068	800
Amortization of deferred financing costs	1,347	1,230
Accretion of original issue discount	148	110
Swap settlement	(3,081)	(95)
Total Interest Expense	$8,953	$12,910
Average debt outstanding (in millions)	$1,122.7	$1,107.7
Weighted average interest rate	2.3%	3.9%
Average 1-month LIBOR rate	0.1%	1.4%

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

Pursuant to the Tenth Amendment, with respect to $1.390 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from January 31, 2024 to February 4, 2025 and the stated maturity date was extended from January 31, 2025 to February 4, 2026. Subsequent to the Tenth Amendment, on April 12, 2021 an additional $70.0 million of existing commitments were extended to these revolving period and stated maturity dates. As a result, $1.460 billion of total commitments are now subject to these revolving period and stated maturity dates. For the remaining $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2021, the Company had outstanding debt denominated in Australian dollars (AUD) of 51.5 million, Canadian dollars (CAD) of 74.6 million, and Euro (EUR) of 8.6 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2021 and December 31, 2020, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Net proceeds received from the Company’s common stock issuance in February 2021 and net proceeds received from the issuance of the 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with the terms of the Revolving Credit Facility.

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of March 31, 2021, the estimated adjusted conversion price was approximately $18.63 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the 2022 Convertible Notes were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$1,624	$1,941
Accretion of original issue discount	—	56
Amortization of deferred financing costs	191	237
Total Interest Expense	$1,815	$2,234

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three months ended March 31, 2021 and 2020, the Company received $2.1 million and $1.9 million, respectively, and paid $1.4 million and $1.8 million, respectively, related to the settlements of its interest rate swaps related to the 2022 Convertible Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2021 and December 31, 2020, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	March 31, 2021	December 31, 2020
Principal amount of debt	$142,809	$142,809
Original issue discount, net of accretion/amortization	—	(284)
Deferred financing costs	(1,037)	(1,228)
Carrying value of debt	$141,772	$141,297
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate was three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. See Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of March 31, 2021 and December 31, 2020, the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC Topic 470-20. Upon conversion of any of the 2022 Convertible Notes, the Company currently intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indenture governing the 2022 Convertible Notes. The Company has determined that the embedded conversion options in the 2022 Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, the Company estimated at the time of issuance separate debt and equity components of the 2022 Convertible Notes. A discount equal to the equity components of the 2022 Convertible Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2022 Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively. During the period ended March 31, 2021, the Company early adopted ASU 2020-06 and in accordance with this guidance has reclassed the remaining unamortized discount on the 2022 Convertible Notes from the carrying value of the instrument to “additional paid-in capital” in the accompanying consolidated balance sheet.

The average daily closing price of the Company’s common stock for the three months ended March 31, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of March 31, 2021. The average daily closing price of the Company’s common stock for the three months ended March 31, 2020 was less than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of March 31, 2020.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of March 31, 2021 and December 31, 2020 the effective hedge interest rate swaps had a fair value of $11.2 million and $16.8 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

2026 Notes

On February 3, 2021, the Company issued $300.0 million aggregate principal amount of unsecured notes that mature on August 1, 2026 (the “2026 Notes”). The principal amount of the 2026 Notes is payable at maturity. The 2026 Notes bear interest at a rate of 2.50% per year, payable semi-annually commencing on August 1, 2021, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts, offering costs and original issue discount were $293.7 million. The Company used the net proceeds of the 2026 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of March 31, 2021 the effective hedge interest rate swaps had a fair value of ($9.0) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the 2023 Notes, 2024 Notes and 2026 Notes were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$6,300	$4,895
Accretion of original issue discount	148	54
Amortization of deferred financing costs	523	395
Total Interest Expense	$6,971	$5,344

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. During the three months ended March 31, 2021 and 2020, the Company received $6.2 million and $4.9 million, respectively, and paid $3.9 million and $4.9 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2021 and December 31, 2020 the components of the carrying value of the 2023 Notes, 2024 Notes and 2026 Notes and the stated interest rate were as follows:

	March 31, 2021			December 31, 2020
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes
Principal amount of debt	$150,000	$347,500	$300,000	$150,000	$347,500
Original issue discount, net of accretion	(18)	(1,358)	(2,137)	(20)	(1,445)
Deferred financing costs	(1,168)	(3,652)	(3,966)	(1,327)	(3,903)
Fair value of an effective hedge	—	11,156	(9,004)	—	16,769
Carrying value of debt	$148,814	$353,646	$284,893	$148,653	$358,921
Stated interest rate	4.50%	3.875%	2.50%	4.50%	3.875%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of March 31, 2021 the Company’s swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes is three month LIBOR plus 1.99%, 2.28% (on a weighted average basis), and 1.91%, respectively. As of December 31, 2020 the Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.28% (on a weighted average basis), respectively.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

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

As of March 31, 2021 and December 31, 2020, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2021	December 31, 2020
Alpha Midco, Inc. - Delayed Draw	$5,000	$5,000
American Achievement, Corp. - Revolver	1,450	—
AvidXchange, Inc. - Delayed Draw	4,504	4,626
Biohaven Pharmaceuticals, Inc. - Delayed Draw	22,500	22,500
Clinicient, Inc. - Revolver	1,600	1,600
DaySmart Holdings, LLC - Delayed Draw	5,649	11,182
Factor Systems, Inc. - Delayed Draw	—	13,333
ForeScout Technologies, Inc. - Revolver	500	500
G Treasury SS, LLC - Delayed Draw	7,081	2,816
Integration Appliance, Inc. - Revolver	1,310	1,310
IntelePeer Holdings, Inc. - Delayed Draw	2,558	2,876
InvMetrics Holdings, Inc. - Revolver	1,900	1,900
IRGSE Holding Corp. - Revolver	154	97
Kyriba Corp. - Delayed Draw	3,053	3,053
Kyriba Corp. - Revolver	27	10
Lexipol, LLC - Delayed Draw	189	189
Lithium Technologies, LLC - Revolver	3,299	1,979
Lucidworks, Inc. - Revolver	3,333	3,333
Netwrix Corp. - Delayed Draw	8,108	16,492
Netwrix Corp. - Revolver	2,751	2,751
Nintex Global, Ltd. - Revolver	909	909
PageUp People, Ltd. - Revolver	3,808	3,858
PayScale Holdings, Inc. - Delayed Draw	—	7,667
PrimeRevenue, Inc. - Delayed Draw	250	550
PrimeRevenue, Inc. - Revolver	6,250	6,250
ReliaQuest Holdings, LLC - Delayed Draw	27,609	29,289
ReliaQuest Holdings, LLC - Revolver	2,800	2,800
ResMan, LLC - Delayed Draw	7,031	7,414
ResMan, LLC - Revolver	2,000	2,000
Sprinklr - Delayed Draw Convertible Note	3,750	3,750
Valant Medical Solutions, Inc. - Delayed Draw	1,664	1,964
Valant Medical Solutions, Inc. - Revolver	500	500
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15,556	15,556
WideOrbit, Inc. - Revolver	4,756	4,756
Workwell Acquisition Co. - Delayed Draw	10,000	10,000
Total Portfolio Company Commitments (1)(2)	$161,849	$192,810

(1)

Represents the full amount of the Company’s commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

(2)	The Company’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

Other Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2021 and December 31, 2020, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

9. Net Assets

In February 2021, the Company issued a total of 4,000,000 shares of common stock at $21.30 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $84.9 million. Subsequent to the offering the Company issued an additional 49,689 shares in March 2021 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, total cash proceeds of $1.0 million.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the market price per share of the Company’s common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2021 and 2020. All shares issued to stockholders in the tables below are newly issued shares.

	Three Months Ended
	March 31, 2021
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 4, 2020	Base	December 15, 2020	January 15, 2021	211,904
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	24,196
Total Shares Issued				236,100

	Three Months Ended
	March 31, 2020
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 5, 2019	Base	December 13, 2019	January 15, 2020	194,470
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	57,674
Total Shares Issued				252,144

(1)	See Note 11 for further information on base and supplemental dividends.

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

During the three months ended March 31, 2020, the Company repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the three months ended March 31, 2021.

10. Earnings (Loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Earnings (loss) per common share—basic
Numerator for basic earnings (loss) per share	$56,652	$(53,099)
Denominator for basic weighted average shares	69,691,162	66,656,280
Earnings (loss) per common share—basic	$0.81	$(0.80)
Earnings (loss) per common share—diluted
Numerator for increase (decrease) in net assets per share	$56,652	$(53,099)
Adjustment for interest expense and deferred financing costs on Convertible Notes, incentive fee and excise tax, net	1,439	—
Numerator for diluted earnings (loss) per share	$58,091	$(53,099)
Denominator for basic weighted average shares	69,691,162	66,656,280
Adjustment for dilutive effect of Convertible Notes	7,665,330	—
Denominator for diluted weighted average shares	77,356,492	66,656,280
Earnings (loss) per common share—diluted	$0.75	$(0.80)

In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election which can be dilutive to common stockholders. Diluted earnings (loss) per share is the amount of earnings (loss) available to each share of common stock outstanding during the reporting period including any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. Upon adoption of ASU 2020-06 during the period ended March 31, 2021 the Company is required to disclose diluted EPS using the if-converted method. The if-converted method is a method of computing EPS that assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

For the purpose of calculating diluted earnings (loss) per common share, the average daily closing price of the Company’s common stock for the three months ended March 31, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of March 31, 2021. Therefore, for this period presented in the consolidated financial statements the Company applied the if-converted method for purposes of calculating diluted earnings (loss) per common share.

For the purpose of calculating diluted earnings (loss) per common share, the average daily closing price of the Company’s common stock for the three months ended March 31, 2020 was less than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of March 31, 2020. Therefore, for this period presented in the consolidated financial statements, the 2022 Convertible Notes have no impact on the computation of diluted earnings (loss) per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	$0.05
February 17, 2021	Base	March 15, 2021	April 15, 2021	0.41
February 17, 2021	Special	March 25, 2021	April 8, 2021	1.25
Total Dividends Declared				$1.71

	Three Months Ended
	March 31, 2020
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	$0.06
February 19, 2020	Base	March 13, 2020	April 15, 2020	0.41
February 19, 2020	Special	April 15, 2020	April 30, 2020	0.25
February 19, 2020	Special	June 15, 2020	June 30, 2020	0.25
Total Dividends Declared				$0.97

The dividends declared during the three months ended March 31, 2021 and 2020 were derived from net investment income, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Ordinary Income	$123,004	$31,358
Capital Gains	—	—
Total	$123,004	$31,358

The tax basis components of distributable earnings as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Undistributed net investment income - tax basis	$126,048	$90,377
Undistributed net realized gains (losses) - tax basis	35,968	30,451
Net unrealized gains (losses) on investments	41,150	24,159
Other temporary differences	(129,636)	(5,737)
Total distributable earnings - book basis	$73,530	$139,250

The following reconciles increase (decrease) in net assets resulting from operations for the three months ended March 31, 2021 and 2020 to taxable income at March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Increase (decrease) in net assets resulting from operations	$56,652	$(53,099)
Adjustments:
Net unrealized (gains) losses on investments	(9,755)	84,680
Other income for tax purposes, not book	(135)	2,597
Deferred organization costs	(25)	(25)
Other expenses not currently deductible	460	1,017
Other book-tax differences	(2,414)	(8,601)
Taxable Income	$44,783	$26,569

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

During the three months ended March 31, 2021, the Company increased distributable earnings and decreased additional paid in capital by $0.5 million which was primarily attributable to U.S. federal excise taxes.

During the three months ended March 31, 2020, the Company increased distributable earnings and decreased additional paid in capital by $1.0 million attributable to U.S. federal excise taxes.

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

As of March 31, 2021, the Company had a deferred tax asset of $0.4 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $0.4 million.

As of December 31, 2020, the Company had a deferred tax asset of $0.4 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $0.4 million.

During the period April 1, 2020 through March 31, 2021, the Company’s estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the tax year; consequently, the Company has elected to carry forward the excess for distribution to shareholders. The amount carried forward is estimated to be approximately $42.6 million, which is inclusive of dividends payable as of March 31, 2021 of $119.4 million, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2020 tax returns are filed in 2021.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the three months ended March 31, 2021 and 2020, a net expense of $0.5 million and $1.0 million, respectively, was recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2021 and 2020.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Per Share Data (6)
Net asset value, beginning of period	$17.16	$16.83

Net investment income (1)	0.46	0.51
Net realized and unrealized gain (loss) (1)	0.35	(1.31)
Total from operations	0.81	(0.80)
Issuance of common stock, net of offering costs (2)	0.23	0.01
Repurchase of common stock (2)	—	0.01
Dividends declared from net investment income (2)	(1.71)	(0.47)
Total decrease in net assets	(0.67)	(1.25)
Net Asset Value, End of Period	$16.47	$15.57
Per share market value at end of period	$21.03	$13.92
Total return based on market value (3)	9.59%	(32.98)%
Total return based on net asset value (4)	5.94%	(4.69)%
Shares Outstanding, End of Period	71,969,998	66,569,771
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets	11.57%	12.10%
Ratio of net investment income to average net assets	11.01%	12.49%
Portfolio turnover	18.77%	22.29%
Net assets, end of period	$1,185,332	$1,036,736

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)	Table may not sum due to rounding.

14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2021, we have originated more than $16.2 billion aggregate principal amount of investments and retained approximately $7.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2021, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 87.7% of our total investments based on fair value, had weighted average annual revenue of $116.4 million and weighted average annual EBITDA of $40.8 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2021, the largest single investment based on fair value represented 3.6% of our total investment portfolio.

As of March 31, 2021, the average investment size in each of our portfolio companies was approximately $35.0 million based on fair value.

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

As of March 31, 2021, the largest industry represented 22.2% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2021, approximately 95.1% of our portfolio was invested in secured debt, including 94.9% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2021, the weighted average term on new investment commitments in new portfolio companies was 5.0 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2021, we had call protection on 83.6% of our debt investments based on fair value, with weighted average call prices of 106.8% for the first year, 104.2% for the second year and 101.5% for the third year, in each case from the date of the initial investment. As of March 31, 2021, 99.0% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 99.2% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $50 billion of assets under management as of March 31, 2021. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 320 investment and operating professionals. As of March 31, 2021, thirty-three (33) of these personnel are dedicated to our business, including twenty-five (25) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2021, 99.0% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 99.2% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2021, 3.3% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like LIBOR or other alternate reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of March 31, 2021, our portfolio based on fair value consisted of 94.9% first-lien debt investments, 0.2% second-lien debt investments, 0.6% mezzanine debt investments, and 4.3% equity and other investments. As of December 31, 2020, our portfolio based on fair value consisted of 95.6% first-lien debt investments, 0.2% second-lien debt investments, 0.5% mezzanine debt investments, and 3.7% equity and other investments.

As of March 31, 2021 and December 31, 2020, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 9.8% and 10.0%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.1% and 10.2%, respectively.

As of March 31, 2021 and December 31, 2020, we had investments in 68 and 70 portfolio companies, respectively, with an aggregate fair value of $2,382.7 million and $2,298.9 million, respectively.

For the three months ended March 31, 2021, the principal amount of new investments funded was $130.4 million in two new portfolio companies and six existing portfolio companies. For this period, we had $85.1 million aggregate principal amount in exits and repayments.

For the three months ended March 31, 2020, the principal amount of new investments funded was $80.3 million in three new portfolio companies and four existing portfolio companies. For this period, we had $211.9 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended March 31, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
New investment commitments:
Gross originations	$381.6	$247.9
Less: Syndications/sell downs	236.2	113.9
Total new investment commitments	$145.4	$134.0
Principal amount of investments funded:
First-lien	$129.2	$79.8
Second-lien	—	0.2
Mezzanine	—	0.3
Equity and other	1.2	—
Total	$130.4	$80.3
Principal amount of investments sold or repaid:
First-lien	$81.1	$211.9
Second-lien	—	—
Mezzanine	—	—
Equity and other	4.0	—
Total	$85.1	$211.9
Number of new investment commitments in new portfolio companies	2	3
Average new investment commitment amount in new portfolio companies	$36.3	$41.4
Weighted average term for new investment commitments in new portfolio companies (in years)	5.0	5.0
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	9.8%	10.9%
Weighted average spread over LIBOR of new floating rate investment commitments	9.6%	9.3%
Weighted average interest rate on investments fully sold or paid down	11.0%	9.3%

As of March 31, 2021 and December 31, 2020, our investments consisted of the following:

	March 31, 2021		December 31, 2020
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,259.7	$2,223.5	$2,196.9	$2,165.1
Second-lien debt investments	5.5	5.2	5.0	5.0
Mezzanine debt investments	14.1	8.9	11.0	8.2
Equity and other investments	103.4	93.9	86.0	80.7
Total	$2,382.7	$2,331.5	$2,298.9	$2,259.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,382.2	100.0%	$2,277.3	99.1%
Non-accrual (1)	0.5	0.0	21.6	0.9
Total	$2,382.7	100.0%	$2,298.9	100.0%

	March 31, 2021		December 31, 2020
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,329.5	99.9%	$2,233.7	98.9%
Non-accrual (1)	2.0	0.1	25.3	1.1
Total	$2,331.5	100.0%	$2,259.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted average total yield of debt and income producing securities (1)	9.8%	10.0%
Weighted average interest rate of debt and income producing securities	9.4%	9.5%
Weighted average spread over LIBOR of all floating rate investments (2)	9.3%	9.3%

(1)	Weighted average total portfolio yield at fair value was 9.5% at March 31, 2021 and 9.5% at December 31, 2020.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2021 and December 31, 2020. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2021			December 31, 2020
Investment	Investments at			Investments at
Performance	Fair Value		Percentage of	Fair Value		Percentage of
Rating	($ in millions)		Total Portfolio	($ in millions)		Total Portfolio
1	$2,107.2		88.5%	$1,996.5		86.8%
2	214.9		9.0	244.1		10.7
3	60.1		2.5	36.7		1.6
4	—		—	—		—
5	0.5	(1)	0.0	21.6	(1)	0.9
Total	$2,382.7		100.0%	$2,298.9		100.0%

(1)	Includes investments with an amortized cost of $1.5 million for which the fair value as of March 31, 2021 and December 31, 2020 was $0.

Results of Operations

Operating results for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Total investment income	$66.2	$66.3
Less: Net expenses	33.4	31.6
Net investment income before income taxes	32.8	34.7
Less: Income taxes, including excise taxes	0.5	1.0
Net investment income	32.3	33.7
Net realized gains (losses) (1)	14.6	(2.1)
Net change in unrealized gains (losses) (1)	9.8	(84.7)
Net increase (decrease) in net assets resulting from operations	$56.7	$(53.1)

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Interest from investments	$62.9	$63.0
Dividend income	1.0	0.5
Other income	2.3	2.8
Total investment income	$66.2	$66.3

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $63.0 million for the three months ended March 31, 2020 to $62.9 million for the three months ended March 31, 2021. The decrease in interest from investments was primarily a result of a decline in effective LIBOR, taking into account the existence of LIBOR floors, offset by an increase in prepayment fees and accelerated amortization of upfront fees. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, increased from $4.3 million for the three months ended March 31, 2020 to $4.6 million for the three months ended March 31, 2021. Prepayment fees increased from $3.3 million for the three months ended March 31, 2020 to $3.4 million for the three months ended March 31, 2021. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on three portfolio investments, and partial paydowns on two portfolio investments, and earning prepayment fees on three portfolio investments during the three months ended March 31, 2020. The accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on three portfolio investments, partial paydowns on one portfolio investment, and earning prepayment fees on three portfolio investments during the three months ended March 31, 2021. Other income decreased from $2.8 million for the three months ended March 31, 2020 to $2.3 million for the three months ended March 31, 2021, primarily due to decreased exits fees offset by increased amendment and other fees during the three months ended March 31, 2021 compared to the same period in 2020.

Expenses

Operating expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Interest	$9.0	$12.9
Management fees (net of waivers)	8.7	8.2
Incentive fees related to pre-incentive fee net investment income (net of waivers)	7.8	7.1
Incentive fees related to realized/unrealized capital gains	4.5	—
Professional fees	1.4	1.7
Directors fees	0.2	0.2
Other general and administrative	1.8	1.5
Net Expenses	$33.4	$31.6

Interest

Interest expense, including other debt financing expenses, decreased from $12.9 million for the three months ended March 31, 2020 to $9.0 million for the three months ended March 31, 2021. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding from the three months ended March 31, 2020 to the three months ended March 31, 2021. The average interest rate on our debt outstanding decreased from 3.9% for three months ended March 31, 2020 to 2.3% for the three months ended March 31, 2021 primarily due to changes in LIBOR rates.  The average debt outstanding increased from $1,107.7 million for the three months ended March 31, 2020 to $1,122.7 million for the three months ended March 31, 2021.

Management Fees

Management Fees increased from $8.2 million for the three months ended March 31, 2020 to $8.7 million for the three months ended March 31, 2021 due to an increase in average assets for the three months ended March 31, 2021 compared to the same period in 2020. The Adviser did not waive any Management Fees for the three months ended March 31, 2021 or 2020.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $7.1 million for the three months ended March 31, 2020 to $7.8 million for the three months ended March 31, 2021. This increase resulted from a decrease in interest expense for the three months ended March 31, 2021. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended March 31, 2021 or 2020. There were no Incentive Fees related to net capital gains for the three months ended March, 31 2020 due to cumulative realized and unrealized losses on our investments and $4.5 million of Incentive Fees were accrued for the three months ended March 31, 2021 related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less cumulative unrealized losses and capital gains incentive fees paid inception to date.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $1.7 million for the three months ended March 31, 2020 to $1.4 million for the three months ended March 31, 2021 primarily due to lower legal fees. Other general and administrative fees increased from $1.5 million for the three months ended March 31, 2020 to $1.8 million for the three months ended March 31, 2021.

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

For the three months ended March 31, 2021 and 2020, we recorded a net expense of $0.5 million and $1.0 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
Net realized gains (losses) on investments	$14.6	$(2.0)
Net realized gains (losses) on foreign currency transactions	0.0	(0.1)
Net realized losses on foreign currency investments	(0.0)	(0.1)
Net realized gains (losses) on foreign currency borrowings	(0.0)	0.1
Net Realized Gains (Losses)	$14.6	$(2.1)

Change in unrealized gains on investments	$30.9	$5.5
Change in unrealized losses on investments	(19.4)	(113.2)
Net Change in Unrealized Gains (Losses) on Investments	$11.5	$(107.7)
Unrealized gains on foreign currency borrowings	0.1	13.8
Unrealized losses on foreign currency cash	—	(0.0)
Unrealized gains (losses) on interest rate swaps	(1.8)	9.2
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(1.7)	$23.0

Net Change in Unrealized Gains (Losses)	$9.8	$(84.7)

For the three months ended March 31, 2021, we had net realized gains on investments of $14.6 million, primarily driven by two investments and for the three months ended March 31, 2020 we had net realized losses of $2.0 million, primarily driven by one investment. For the three months ended March 31, 2021 and 2020, we had net realized gains of less than $0.1 million on foreign currency transactions and net realized losses of $0.1 million on foreign currency transactions, respectively, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2021 and 2020, we had net realized losses of less than $0.1 million and $0.1 million, respectively, on foreign currency investments. For the three months ended March 31, 2021 and 2020, we had net realized losses of less than $0.1 million and net realized gains of $0.1 million, respectively, on foreign currency borrowings. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended March 31, 2021 we had $30.9 million in unrealized gains on 48 portfolio company investments, which was offset by $19.4 million in unrealized losses on 20 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening of credit spreads and positive portfolio company specific adjustments. Unrealized losses primarily resulted from the unwind of prior period unrealized gains due to realizations and negative credit-related adjustments. For the three months ended March 31, 2020 we had $5.5 million in unrealized gains on 4 portfolio company investments, which was offset by $113.2 million in unrealized losses on 62 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive credit-related adjustments. Unrealized losses primarily resulted from a widening spread environment and in some instances negative credit-related adjustments.

For the three months ended March 31, 2021 and 2020, we had unrealized gains on foreign currency borrowings of $0.1 million and  $13.8 million, respectively, as a result of fluctuations in the AUD, CAD and EUR exchange rates. For the three months ended March 31, 2020, we had unrealized losses on foreign currency cash of less than $0.1 million. For the three months ended March 31, 2021 and 2020, we had unrealized losses on interest rate swaps of $1.8 million and unrealized gains on interest rate swaps of $9.2 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2021, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.9% (based on total capital invested of $5.0 billion and total proceeds from these exited investments of $6.3 billion). Ninety-two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Interest Rate and Foreign Currency Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three months ended March 31, 2021, and 2020, we incurred $0.1 million and $13.8 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2021 and 2020.  See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2021. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of March 31, 2021 and December 31, 2020, our asset coverage ratio was 208.5% and 204.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2021, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2021, we had approximately $1.3 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of March 31, 2021, we had $20.0 million in cash and cash equivalents, including $16.3 million of restricted cash, an increase of $6.7 million from December 31, 2020. During the three months ended March 31, 2021, we used $25.8 million in cash from operating activities as a result of funding portfolio investments of $170.4 million, and other operating activity of $33.8 million, which was partially offset by repayments and proceeds from investments of $121.7 million and an increase in net assets resulting from operations of $56.7 million. Lastly, cash provided by financing activities was $32.6 million during the period due to borrowings of $404.2 million (including the issuance of $300.0 million principal amount of our 2026 Notes), and proceeds from the issuance of common stock, net of offering and underwriting costs, of $85.9 million, which was partially offset by paydowns on our Revolving Credit Facility of $423.1 million (including $293.7 million net proceeds from our 2026 Notes and $85.9 million net proceeds from our equity offering in February 2021), dividends paid of $26.6 million, and deferred financing costs of $7.8 million.

As of March 31, 2021, we had $16.3 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $5.5 million from December 31, 2020 primarily due to increases in the notional amount and fair value of our swaps.

Equity

On February 23, 2021, we issued a total of 4,000,000 shares of commons stock at $21.30 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $84.9 million. Subsequent to the offering we issued an additional 49,689 shares in March 2021 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, total cash proceeds of $1.0 million.

During the three months ended March 31, 2021 and 2020, we also issued 236,100 and 252,144 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $4.7 million and $4.8 million, respectively. On April 8, 2021 and April 15, 2021, we issued 483,361 and 165,400 shares, respectively, of our common stock through our dividend reinvestment plan for proceeds of $10.2 million and $3.5 million, respectively, which are not reflected in the number of shares issued for the three months ended March 31, 2021 in this section or the consolidated financial statements for the three months ended March 31, 2021.

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

During the three months ended March 31, 2020, we repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the three months ended March 31, 2021.

Debt

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,485.0	$155.4	$1,329.6	$141.5
2022 Convertible Notes	142.8	142.8	—	141.8
2023 Notes	150.0	150.0	—	148.8
2024 Notes	347.5	347.5	—	353.6
2026 Notes	300.0	300.0	—	284.9
Total Debt	$2,425.3	$1,095.7	$1,329.6	$1,070.6

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of deferred financing costs and original issue discounts of $13.9 million, $1.0 million, $1.2 million, $5.0 million and $6.1 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $11.2 million and ($9.0) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes resulting from a hedge accounting relationship.

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

(3)

The carrying value of the 2024 Notes is presented net of an incremental $16.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

As of March 31, 2021 and December 31, 2020, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

Pursuant to the Tenth Amendment, with respect to $1.390 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from January 31, 2024 to February 4, 2025 and the stated maturity date was extended from January 31, 2025 to February 4, 2026. Subsequent to the Tenth Amendment, on April 12, 2021 an additional $70.0 million of existing commitments were extended to these revolving period and stated maturity dates. As a result, $1.460 billion of total commitments are now subject to these revolving period and stated maturity dates. For the remaining $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2021, we had outstanding debt denominated in Australian Dollars (AUD) of 51.5 million, Canadian Dollars (CAD) of 74.6 million, and Euro (EUR) of 8.6 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2021 and December 31, 2020, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Net proceeds received from the Company’s common stock issuance in February 2021 and net proceeds received from the issuance of the 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes were used to pay down borrowings on the Revolving Credit Facility.

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of March 31, 2021, the estimated adjusted conversion price was approximately $18.63 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

During the year ended December 31, 2021, we repurchased on the open market and extinguished $29.7 million in aggregate principal amount of the 2022 Convertible Notes for $29.5 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.7 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchases of the 2022 Convertible Notes, we entered into floating-to-fixed interest rate swaps with an aggregate notional amount equal to the amount of 2022 Convertible Notes repurchased, which has the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the current principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, our effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

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

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of March 31, 2021, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC Topic 470-20. Upon conversion of any of the 2022 Convertible Notes, we currently intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the indenture governing the 2022 Convertible Notes. We have determined that the embedded conversion options in the 2022 Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, we estimated at the time of issuance separate debt and equity components of the 2022 Convertible Notes. A discount equal to the equity components of the 2022 Convertible Notes was recorded in “additional paid-in capital” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the 2022 Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively. During the period ended March 31, 2021, we early adopted ASU 2020-06 and in accordance with this guidance reclassed the remaining unamortized discount on the 2022 Convertible Notes from the carrying value of the instrument to “additional paid-in capital” in the accompanying consolidated balance sheet.

The average daily closing price of our common stock for the three months ended March 31, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of March 31, 2021.

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

2026 Notes

On February 3, 2021, we issued $300.0 million aggregate principal amount of unsecured notes that mature on August 1, 2026 (the “2026 Notes”). The principal amount of the 2026 Notes is payable at maturity. The 2026 Notes bear interest at a rate of 2.50% per year, payable semi-annually commencing on August 1, 2021, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts, offering costs and original issue discount were $293.7 million. We used the net proceeds of the 2026 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swap, our effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2021 and December 31, 2020, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2021	December 31, 2020
Alpha Midco, Inc. - Delayed Draw	$5.0	$5.0
American Achievement, Corp. - Revolver	1.5	—
AvidXchange, Inc. - Delayed Draw	4.5	4.6
Biohaven Pharmaceuticals, Inc. - Delayed Draw	22.5	22.5
Clinicient, Inc. - Revolver	1.6	1.6
DaySmart Holdings, LLC - Delayed Draw	5.6	11.2
Factor Systems, Inc. - Delayed Draw	—	13.3
ForeScout Technologies, Inc. - Revolver	0.5	0.5
G Treasury SS, LLC - Delayed Draw	7.1	2.8
Integration Appliance, Inc. - Revolver	1.3	1.3
IntelePeer Holdings, Inc. - Delayed Draw	2.6	2.9
InvMetrics Holdings, Inc. - Revolver	1.9	1.9
IRGSE Holding Corp. - Revolver	0.1	0.1
Kyriba Corp. - Delayed Draw	3.1	3.0
Kyriba Corp. - Revolver	0.0	0.0
Lexipol, LLC - Delayed Draw	0.2	0.2
Lithium Technologies, LLC - Revolver	3.2	2.0
Lucidworks, Inc. - Revolver	3.3	3.3
Netwrix Corp. - Delayed Draw	8.1	16.5
Netwrix Corp. - Revolver	2.7	2.7
Nintex Global, Ltd. - Revolver	0.9	0.9
PageUp People, Ltd. - Revolver	3.8	3.9
PayScale Holdings, Inc. - Delayed Draw	—	7.7
PrimeRevenue, Inc. - Delayed Draw	0.2	0.6
PrimeRevenue, Inc. - Revolver	6.3	6.3
ReliaQuest Holdings, LLC - Delayed Draw	27.6	29.3
ReliaQuest Holdings, LLC - Revolver	2.8	2.8
ResMan, LLC - Delayed Draw	7.0	7.4
ResMan, LLC - Revolver	2.0	2.0
Sprinklr - Delayed Draw Convertible Note	3.8	3.8
Valant Medical Solutions, Inc. - Delayed Draw	1.7	2.0
Valant Medical Solutions, Inc. - Revolver	0.5	0.5
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15.6	15.6
WideOrbit, Inc. - Revolver	4.8	4.8
Workwell Acquisition Co. - Delayed Draw	10.0	10.0
Total Portfolio Company Commitments (1)(2)	$161.8	$192.8

(1)

Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

(2)	Our estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

Other Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2021 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$155.4	$—	$—	$155.4	$—
2022 Convertible Notes	142.8	—	142.8	—	—
2023 Notes	150.0	—	150.0	—	—
2024 Notes	347.5	—	—	347.5	—
2026 Notes	300.0	—	—	—	300.0
Total Contractual Obligations	$1,095.7	$—	$292.8	$502.9	$300.0

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 17, 2021, and elsewhere in our filings with the SEC.

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

As of March 31, 2021, 99.0% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 99.2% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of March 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$47.3	$32.9	$14.4
Up 200 basis points	$24.9	$21.9	$3.0
Up 100 basis points	$3.9	$10.9	$(7.0)
Down 25 basis points	$(0.1)	$(2.6)	$2.5
Down 50 basis points	$(0.1)	$(5.0)	$4.9

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

In addition, pursuant to Section 61(a)(2)(C)(ii) of the 1940 Act, the principal risk factors associated with our senior securities are set forth below. However, since we already use leverage in optimizing our investment portfolio, the principal risk factors associated with our senior securities do not represent material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 28, 2020, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 28, 2021. On April 13, 2021, we filed a definitive proxy statement for a special meeting of stockholders, to be held on May 26, 2021. The definitive proxy statement sets forth a proposal to be voted upon at the special meeting that, if approved by stockholders, would have the effect of extending this approval to the one-year anniversary of the date of the special meeting. However, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of March 31, 2021, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of March 31, 2021, we had $1,095.7 million of outstanding indebtedness, which had an annualized interest cost of 2.28% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes. As of March 31, 2021, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91% .

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of March 31, 2021

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-22.5%	-12.3%	-2.1%	8.1%	18.3%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of March 31, 2021. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2021.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at March 31, 2021 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 2.3% by the approximately $1,095.7 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at March 31, 2021 to determine the “Corresponding return to stockholder.”

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

10.1

Tenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 5, 2021, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to the Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 17, 2021).

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: May 4, 2021	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: May 4, 2021	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer