Form 10-Q
period 2021-06-30
Sixth Street Specialty Lending, Inc.
filed 2021-08-03
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at August 3, 2021 was 72,837,125.

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 17, 2021, in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2021, filed with the SEC on May 4, 2021, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,414,123 and $2,187,427, respectively)	$2,511,435	$2,249,302
Non-controlled, affiliated investments (amortized cost of $12,779 and $12,892, respectively)	18,870	12,892
Controlled, affiliated investments (amortized cost of $61,852 and $58,709, respectively)	39,687	36,676
Total investments at fair value (amortized cost of $2,488,754 and $2,259,028, respectively)	2,569,992	2,298,870
Cash and cash equivalents (restricted cash of $15,315 and $10,815, respectively)	18,494	13,274
Interest receivable	13,990	8,583
Prepaid expenses and other assets	5,880	17,866
Total Assets	$2,608,356	$2,338,593
Liabilities
Debt (net of deferred financing costs of $22,287 and $17,246, respectively)	$1,304,841	$1,110,363
Management fees payable to affiliate	9,287	8,435
Incentive fees on net investment income payable to affiliate	6,995	7,252
Incentive fees on net capital gains accrued to affiliate	11,525	1,421
Dividends payable	29,774	27,728
Other payables to affiliate	3,272	2,632
Other liabilities	18,849	19,447
Total Liabilities	1,384,543	1,177,278
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 72,945,727 and 67,980,253 shares issued, respectively; and 72,649,683 and 67,684,209 shares outstanding, respectively	729	680
Additional paid-in capital	1,129,621	1,025,676
Treasury stock at cost; 296,044 and 296,044 shares held, respectively	(4,291)	(4,291)
Distributable earnings	97,754	139,250
Total Net Assets	1,223,813	1,161,315
Total Liabilities and Net Assets	$2,608,356	$2,338,593
Net Asset Value Per Share	$16.85	$17.16

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$59,720	$61,115	$121,484	$121,881
Dividend income	770	445	1,277	876
Other income	1,136	6,439	3,414	9,227
Total investment income from non-controlled, non-affiliated investments	61,626	67,999	126,175	131,984
Investment income from non-controlled, affiliated investments:
Interest from investments	209	1,245	420	2,482
Dividend income	—	—	545	—
Other income	—	19	—	37
Total investment income from non-controlled, affiliated investments	209	1,264	965	2,519
Investment income from controlled, affiliated investments:
Interest from investments	989	971	1,925	1,998
Other income	4	—	4	3
Total investment income from controlled, affiliated investments	993	971	1,929	2,001
Total Investment Income	62,828	70,234	129,069	136,504
Expenses
Interest	10,190	9,851	19,143	22,760
Management fees	9,417	7,666	18,156	15,831
Incentive fees on net investment income	6,996	8,372	14,807	15,513
Incentive fees on net capital gains	5,589	—	10,104	—
Professional fees	1,785	1,979	3,180	3,624
Directors’ fees	174	195	368	423
Other general and administrative	1,254	1,702	3,119	3,212
Total expenses	35,405	29,765	68,877	61,363
Management fees waived (Note 3)	(130)	—	(130)	—
Net Expenses	35,275	29,765	68,747	61,363
Net Investment Income Before Income Taxes	27,553	40,469	60,322	75,141
Income taxes, including excise taxes	165	1,000	625	2,010
Net Investment Income	27,388	39,469	59,697	73,131
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	26,075	62,002	35,438	(30,757)
Non-controlled, affiliated investments	4,008	4,310	6,090	2,916
Controlled, affiliated investments	(132)	(1,215)	(132)	(14,723)
Translation of other assets and liabilities in foreign currencies	445	(8,379)	578	5,420
Interest rate swaps	(1,451)	516	(3,273)	9,698
Total net change in unrealized gains (losses)	28,945	57,234	38,701	(27,446)
Realized gains (losses):
Non-controlled, non-affiliated investments	2,022	—	16,641	75
Non-controlled, affiliated investments	—	—	(33)	—
Controlled, affiliated investments	—	(1,539)	—	(3,636)
Extinguishment of debt	—	739	—	739
Foreign currency transactions	(1)	(33)	—	(92)
Total net realized gains (losses)	2,021	(833)	16,608	(2,914)
Total Net Unrealized and Realized Gains (Losses)	30,966	56,401	55,309	(30,360)
Increase in Net Assets Resulting from Operations	$58,354	$95,870	$115,006	$42,771
Earnings per common share—basic	$0.80	$1.43	$1.62	$0.64
Weighted average shares of common stock outstanding—basic	72,556,471	66,957,883	71,131,732	66,807,081
Earnings per common share—diluted	$0.74	$1.43	$1.50	$0.64
Weighted average shares of common stock outstanding—diluted	80,249,527	66,957,883	78,824,788	66,807,081

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 74,437 par, due 10/2025)	7/6/2018	C + 5.25%	6.25%	$55,928	$61,615 (CAD 76,298)	5.0%
Alpha Midco, Inc. (3)(5)	First-lien loan ($63,992 par, due 8/2025)	8/15/2019	L + 7.50%	8.50%	62,746	65,199	5.3%
ForeScout Technologies, Inc. (3)	First-lien loan ($4,887 par, due 8/2026)	8/17/2020	L + 9.50%	10.50% (incl. 9.50% PIK)	4,776	4,900	0.4%
Integration Appliance, Inc. (3)	First-lien loan ($71,500 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	70,969	71,500	5.9%
	First-lien revolving loan ($1,310 par, due 8/2023)	8/13/2018	L + 7.25%	8.25%	1,293	1,310	0.1%
Motus, LLC (3)(5)	First-lien loan ($61,481 par, due 1/2024)	1/17/2018	L + 5.50%	6.50%	60,722	61,635	5.0%
Netwrix Corp. (3)(5)	First-lien loan ($66,688 par, due 9/2026)	9/30/2020	L + 6.50%	7.50%	65,314	66,501	5.5%
Nintex Global, Ltd. (3)(5)	First-lien loan ($79,295 par, due 4/2024)	3/30/2018	L + 6.75%	7.75%	78,183	81,872	6.7%
	First-lien revolving loan ($800 par, due 3/2023)	10/14/2020	L + 6.75%	7.75%	772	830	0.1%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($39,839 par, due 10/2026)	10/8/2020	L + 8.25%	9.25%	38,835	40,010	3.3%
ServiceChannel Holdings, Inc. (9)	Second-lien loan ($5,687 par, due 6/2025)	6/3/2020	12.00%	12.00% PIK	5,351	6,285	0.5%
WideOrbit, Inc. (3)	First-lien loan ($59,641 par, due 7/2025)	7/8/2020	L + 8.50%	9.75%	58,828	61,412	5.0%
					503,717	523,069	42.8%
Communications
IntelePeer Holdings, Inc.	First-lien loan ($43,973 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	43,865	43,736	3.6%
	Convertible note ($4,000 par, due 5/2028)	5/12/2021	6.00%	6.00% PIK	3,961	3,970	0.3%
					47,826	47,706	3.9%
Education
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($43,267 par, due 6/2026)	6/8/2021	L + 5.75%	6.75%	42,027	42,029	3.4%
EMS Linq, Inc. (3)(5)	First-lien loan ($34,738 par, due 9/2025)	9/17/2020	L + 7.75%	8.75%	33,819	34,911	2.9%
Follet Corp. (3)	First-lien loan ($75,000 par, due 11/2025)	11/25/2020	L + 7.75%	8.75%	73,478	77,063	6.3%
Frontline Technologies Group, LLC (3)	First-lien loan ($86,907 par, due 9/2023)	9/18/2017	L + 5.75%	6.75%	86,613	86,908	7.1%
Illuminate Education, Inc.(3)(5)	First-lien loan ($63,050 par, due 8/2022)	8/25/2017	L + 6.25%	7.25%	62,689	63,365	5.2%
					298,626	304,276	24.9%
Financial services
AvidXchange, Inc. (3)(5)	First-lien loan ($11,077 par, due 4/2024)	10/1/2019	L + 9.00%	10.00%	10,984	11,207	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,675 par, due 10/2024)	10/10/2019	L + 6.50%	7.50%	19,293	19,527	1.6%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.00%	34,504	35,350	2.9%

	First-lien revolving loan ($2,500 par, due 10/2024)	10/25/2019	P + 6.00%	9.25%	2,467	2,525	0.2%
G Treasury SS, LLC (3)(5)	First-lien loan ($47,493 par, due 4/2023)	4/9/2018	L + 8.25%	9.25%	46,894	48,442	4.0%
GC Agile Holdings, Ltd. (3)(4)	First-lien loan ($39,123 par, due 6/2025)	1/31/2019	L + 7.00%	8.25%	38,672	39,514	3.2%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,549 par, due 5/2027)	5/28/2021	L + 5.00%	5.50%	1,403	1,352	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($12,113 par, due 5/2028)	5/28/2021	L + 8.25%	8.75% PIK	11,813	11,810	1.0%
InvMetrics Holdings, Inc. (3)(5)	First-lien loan ($52,934 par, due 12/2025)	12/30/2020	L + 6.25%	7.25%	51,679	52,386	4.3%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($27,500 par, due 6/2026)	6/21/2021	L + 5.75%	6.75%	26,928	26,950	2.2%
Kyriba Corp.(3)	First-lien loan ($14,558 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	14,307	15,042	1.2%
	First-lien loan (EUR 8,667 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	9,587	10,561 (EUR 8,906)	0.9%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,383	1,450	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	369	410 (EUR 345)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($16,667 par, due 4/2026)	4/28/2021	L + 8.25%	9.25%	16,294	16,326	1.3%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 8.00%	9.50%	22,332	23,377	1.9%
TradingScreen, Inc. (3)(5)	First-lien loan ($45,000 par, due 4/2027)	4/30/2021	L + 6.25%	7.25%	43,668	43,875	3.6%
					352,577	360,104	29.4%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($48,350 par, due 11/2026)	11/23/2020	L + 6.50%	7.50%	47,062	48,471	4.0%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,906	5,350	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,522	4,106	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	12,243	1.0%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,905	15,150	1.3%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,377	2,440	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,125 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	47,837	50,722	4.2%
Valant Medical Solutions, Inc. (3)	First-lien loan ($29,076 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	28,532	29,610	2.4%
	First-lien revolving loan ($1,500 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	1,478	1,535	0.1%
					153,221	169,627	13.9%
Hotel, gaming, and leisure
Clubessential Holdings, LLC (3)	First-lien loan ($10,641 par, due 1/2024)	5/25/2021	L + 6.25%	7.25%	10,435	10,454	0.9%
	First-lien loan (EUR 24,107 par, due 1/2024)	5/25/2021	E + 6.25%	7.25%	28,949	28,089 (EUR 23,685)	2.3%
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 9/2021)	9/29/2015	L + 9.50%	10.00%	28,594	29,580	2.4%
	First-lien revolving loan ($9,817 par, due 9/2021)	9/29/2015	L + 9.50%	10.00%	9,818	9,557	0.8%
					77,796	77,680	6.4%

Human resource support services
Axonify, Inc. (3)(4)(5)	First-lien loan ($29,925 par, due 5/2026)	5/5/2021	L + 7.50%	8.50%	29,080	29,060	2.4%
ClearCompany, LLC (3)	First-lien loan ($20,310 par, due 7/2023)	7/23/2018	L + 8.75%	10.25% (incl. 2.50% PIK)	20,190	20,462	1.7%
DaySmart Holdings, LLC (3)(5)	First-lien loan ($46,711 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	46,591	46,975	3.8%
	First-lien revolving loan ($3,000 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	3,003	3,015	0.3%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 51,172 par, due 12/2022)	1/11/2018	B + 7.25%	8.50% (incl. 1.25% PIK)	39,370	38,628 (AUD 51,453)	3.2%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($69,825 par, due 5/2024)	5/3/2019	L + 6.00%	7.00%	68,647	70,174	5.7%
Modern Hire, Inc. (3)(5)	First-lien loan ($29,960 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	29,442	30,634	2.5%
Workwell Acquisition Co. (3)(5)	First-lien loan ($19,850 par, due 10/2025)	10/19/2020	L + 7.50%	8.50%	19,227	19,999	1.6%
					255,550	258,947	21.2%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($50,379 par, due 10/2023)	6/30/2017	L + 7.00%	8.25%	50,058	51,009	4.2%
Internet services
Higher Logic, LLC (3)(5)	First-lien loan ($53,723 par, due 1/2024)	6/18/2018	L + 7.25%	8.25%	53,215	54,260	4.4%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	54,315	53,830	4.4%
Lucidworks, Inc. (9)	First-lien loan ($13,362 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	13,266	13,563	1.1%
Piano Software, Inc. (3)(5)	First-lien loan ($38,308 par, due 2/2026)	2/25/2021	L + 6.50%	7.50%	37,444	37,541	3.1%
					158,240	159,194	13.0%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,454	31,680	2.6%
Office products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($6,732 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	6,686	6,766	0.6%
Oil, gas and consumable fuels
MD America Energy, LLC (3)(6)	First-lien loan ($8,888 par, due 12/2024)	11/14/2018	L + 7.75%	9.25%	8,888	8,888	0.7%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($1,500 par, due 12/2021)	6/29/2018	P + 8.00%	12.00%	1,498	—	0.0%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($25,233 par, due 10/2024)	4/10/2019	L + 7.50%	9.50%	24,780	25,641	2.1%
					35,166	34,529	2.8%
Other
Lexipol, LLC (3)(5)	First-lien loan ($19,663 par, due 10/2025)	10/8/2020	L + 5.75%	6.75%	19,360	19,861	1.6%
Omnigo Software, LLC (3)(5)	First-lien loan ($33,915 par, due 3/2026)	3/31/2021	L + 6.50%	7.50%	33,167	33,321	2.7%
					52,527	53,182	4.3%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($28,513 par, due 8/2025)	8/7/2020	L + 9.00%	10.00% (incl. 4.00% PIK)	27,579	29,533	2.4%

TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	28,883	30,000	2.5%
					56,462	59,533	4.9%

Real Estate
ResMan, LLC (3)	First-lien loan ($47,727 par, due 10/2024)	10/3/2019	L + 9.50%	10.50%	47,411	48,157	3.9%
Retail and consumer products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	9.50%	24,667	25,750	2.1%
American Achievement, Corp. (3)	First-lien loan ($24,350 par, due 9/2026)	9/30/2015	L + 6.25%	7.25% (incl. 6.75% PIK)	23,377	21,367	1.7%
	First-lien loan ($1,373 par, due 9/2026)	6/10/2021	L + 14.00%	15.00% (incl. 14.50% PIK)	1,373	1,339	0.1%
	Subordinated note ($4,740 par, due 9/2026) (16)	3/16/2021	L + 1.00%	2.00% PIK	545	545	0.0%
Designer Brands, Inc. (3)(4)	ABL First-lien loan ($48,125 par, due 8/2025)	8/7/2020	L + 8.50%	9.75%	47,096	49,208	4.0%
J.C. Penney Company, Inc. (11)(13)	First-lien loan ($4,129 par, due 6/2023)	6/5/2019	—	—	3,153	10	0.0%
	First-lien secured note ($12,372 par, due 7/2023)	6/5/2019	—	—	10,112	31	0.0%
Maurices, Inc. (3)(5)	ABL FILO term loan ($29,444 par, due 5/2024)	5/6/2019	L + 6.50%	7.75%	28,845	30,181	2.5%
Moran Foods, LLC (3)	ABL FILO term loan ($35,300 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	34,789	36,006	2.9%
Penney Borrower, LLC (3)	ABL FILO term loan ($71,100 par, due 12/2025)	12/7/2020	L + 8.50%	9.25%	69,576	71,456	5.8%
	First-lien term loan ($6,895 par, due 12/2026) (11)	12/7/2020	L + 8.50%	9.50%	5,874	6,705	0.5%
					249,407	242,598	19.6%
Total Debt Investments					2,377,724	2,428,057	198.4%

Equity and Other Investments
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	5,353	0.5%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	4,325	0.4%
	Class B Shares (398,557 shares)	3/30/2018			12	44	0.0%
ServiceChannel Holdings, Inc. (13)	207,991 Warrants	6/3/2020			335	1,678	0.1%
Sprinklr, Inc. (4)(11)(13)(14)	Common Shares (484,700 shares)	6/24/2021			4,180	9,326	0.8%
WideOrbit, Inc. (13)(14)	1,567,807 Warrants	7/8/2020			327	327	0.0%
					7,313	21,053	1.8%
Communications
IntelePeer Holdings, Inc. (13)	Series C Preferred Shares (1,816,295 shares) (14)	4/8/2021			1,816	2,829	0.2%
	Series D Preferred Shares (1,065,916 shares) (14)	4/8/2021			1,950	1,950	0.2%
	280,000 Warrants	2/28/2020			183	293	0.0%
	106,592 Warrants (14)	4/8/2021			-	42	0.0%
					3,949	5,114	0.4%
Education
EMS Linq, Inc. (13)(14)	Common Units (474,684 units)	11/2/2020			1,500	1,500	0.1%
RMCF IV CIV XXXV, LP. (4)(13)(14)	Partnership Interest (16.72% ownership)	6/8/2021			1,000	1,000	0.1%
					2,500	2,500	0.2%

Financial services
AvidXchange, Inc.	Common Shares (2,198 shares) (13)	4/7/2020	109	161	0.0%
	Preferred Shares (293,232 shares)	10/1/2019	16,744	17,288	1.4%
	Series F Preferred Shares (8,791 shares) (13)	4/7/2020	438	642	0.1%
	75,016 Warrants (13)	10/1/2019	475	2,708	0.2%
Newport Parent Holdings, LP (13)(14)	Class A-2 Units (131,569 units)	12/10/2020	4,177	4,125	0.4%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,620 shares)	8/5/2015	6	8	0.0%
Passport Labs, Inc. (13)(14)	17,534 Warrants	4/28/2021	192	192	0.0%
TradingScreen, Inc. (13)(14)(15)	Class A Units (600,000 units)	5/14/2021	600	600	0.0%
			22,741	25,724	2.1%
Healthcare
Caris Life Sciences, Inc. (13)	Series C Preferred Shares (362,319 shares) (14)	10/13/2020	1,000	2,787	0.2%
	Series D Preferred Shares (1,240,740 shares) (14)	5/11/2021	10,050	10,050	0.8%
	633,376 Warrants	9/21/2018	192	3,602	0.3%
	569,991 Warrants	4/2/2020	250	3,169	0.3%
Valant Medical Solutions, Inc. (13)(15)	Class A Units (51,429 units) (14)	3/10/2021	51	51	0.0%
	954,478 Warrants	4/8/2019	281	281	0.0%
			11,824	19,940	1.6%
Hotel, gaming, and leisure
IRGSE Holding Corp. (7)(13)	Class A Units (33,790,171 units) (14)	12/21/2018	21,842	507	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018	100	43	0.0%
			21,942	550	0.0%
Human resource support services
Axonify, Inc. (4)(13)(14)(15)	Class A-1 Units (3,780,000 units)	5/5/2021	3,780	3,780	0.3%
ClearCompany, LLC (13)(15)	Series A Preferred Units (1,429,228 units)	8/24/2018	2,014	4,768	0.4%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (166,811 units)	10/1/2019	1,347	1,714	0.2%
			7,141	10,262	0.9%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017	1,020	3,878	0.3%
	Common Shares Class B (987,929 units)	6/30/2017	10	39	0.0%
			1,030	3,917	0.3%
Internet Services
Lucidworks, Inc. (13)	Series F Preferred Shares (199,054 shares)	8/2/2019	800	976	0.1%
Marketing services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	13,824	1.1%
Oil, gas and consumable fuels
SMPA Holdings, LLC (6)(14)	Common Units (15,000 units)	12/24/2020	3,891	9,982	0.8%
Pharmaceuticals
TherapeuticsMD, Inc. (13)(14)	712,817 Warrants	8/5/2020	1,029	566	0.0%
Retail and consumer products
American Achievement, Corp. (13)(14)	Class A Units (687 units)	3/16/2021	—	—	0.0%
Copper Bidco, LLC (11)(14)	Trust Certificates (132,928 Certificates)	12/7/2020	526	930	0.1%

	Trust Certificates (996,958 Certificates)	1/30/2021			15,453	18,394	1.5%
					15,979	19,324	1.6%

Other Investments
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	5.57%	414	467	0.0%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	5.97%	1,213	1,476	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(11)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	6.39%	3,427	3,920	0.4%
Madison Park Funding Ltd, Series 2014-14A (3)(4)(11)	Structured Product ($2,400 par, due 10/2030)	8/11/2020	L + 5.80%	6.02%	1,997	2,340	0.2%
					7,051	8,203	0.7%
Total Equity and Other Investments					111,030	141,935	11.6%
Total Investments					$2,488,754	$2,569,992	210.0%

	Interest Rate Swaps as of June 30, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	1.47%	7/30/2021	$11,700	$(16)	$—	$73
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	2,393	—	(1,087)
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	1,471	—	(670)
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	220	—	(100)
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(654)	1,252	295
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(51)	96	23
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	5,235	—	(1,820)
Interest rate swap (a)	L	0.33%	6/9/2023	5,000	(2)	—	13
Interest rate swap (a)(d)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Total				371,391	8,596	1,476	(3,273)

Interest rate swap (a)(b)(c)	3.875%	L + 2.25%	11/1/2024	300,000	9,414	—	(5,302)
Interest rate swap (a)(b)(c)	3.875%	L + 2.46%	11/1/2024	50,000	1,220	—	(833)
Interest rate swap (a)(b)	2.50%	L + 1.91%	8/1/2026	300,000	(6,165)	—	(6,165)
Total				650,000	4,469	—	(12,300)
Cash collateral				—	(10,680)	—	—
Total derivatives				$1,021,391	$2,385	$1,476	$(15,573)

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
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

(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three- or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2021.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 11.5% of total assets as of June 30, 2021.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended June 30, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the six months ended June 30, 2021

Company	Fair Value at December 31, 2020	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)(d)	Transfers	Fair Value at June 30, 2021	Dividend Income	Interest Income
MD America Energy, LLC (c)	$12,892	$—	$(112)	$6,090	$—	$—	$18,870	$545	$420
Total	$12,892	$—	$(112)	$6,090	$—	$—	$18,870	$545	$420

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
(d)

In the consolidated statement of operations for the six months ended June 30, 2021, there is a realized loss on non-controlled, affiliated investments of $33 related to an escrow receivable for an investment in AFS Technologies, Inc. that is no longer held.

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2021 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2021

Company	Fair Value at December 31, 2020	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2021	Other Income	Interest Income
IRGSE Holding Corp.	$36,676	$3,143	$—	$(132)	$—	$—	$39,687	$4	$1,925
Mississippi Resources, LLC	—	—	—	—	—	—	—	—	—
Total	$36,676	$3,143	$—	$(132)	$—	$—	$39,687	$4	$1,925

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

(8)

As of June 30, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $2,508,513, resulting in estimated gross unrealized gains and losses of $177,302 and $107,837, respectively.

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
(14)

All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities is $68,860, or 5.6% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.
(16)	Investment is on non-accrual status as of June 30, 2021.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2020	67,684,209	$680	296,044	$(4,291)	$1,025,676	$139,250	$1,161,315
Cumulative effect adjustment for the adoption of ASU 2020-06 (2)	—	—	—	—	(457)	172	(285)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	32,310	32,310
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	9,755	9,755
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	14,587	14,587
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	4,049,689	41	—	—	85,904	—	85,945
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	236,100	2	—	—	4,707	—	4,709
Dividends declared from net investment income	—	—	—	—	—	(123,004)	(123,004)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(460)	460	—
Balance at March 31, 2021	71,969,998	$723	296,044	$(4,291)	$1,115,370	$73,530	$1,185,332
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	27,388	27,388
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	28,945	28,945
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	2,021	2,021
Decrease in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	(41)	—	(41)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	679,685	6	—	—	14,292	—	14,298
Dividends declared from net investment income	—	—	—	—	—	(34,130)	(34,130)
Balance at June 30, 2021	72,649,683	$729	296,044	$(4,291)	$1,129,621	$97,754	$1,223,813

(1)	The Company’s tax year end is March 31st.
(2)	See Note 2 for further information related to the adoption of ASU 2020-06.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2019	66,524,591	$666	89,080	$(1,359)	$1,009,270	$110,720	$1,119,297
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	33,662	33,662
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(84,680)	(84,680)
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	(2,081)	(2,081)
Decrease in Net Assets Resulting from Capital Share Transactions:
Purchases of treasury stock	(206,964)	—	206,964	(2,932)	—	—	(2,932)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	252,144	3	—	—	4,825	—	4,828
Dividends declared from net investment income	—	—	—	—	—	(31,358)	(31,358)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(1,016)	1,016	—
Balance at March 31, 2020	66,569,771	$669	296,044	$(4,291)	$1,013,079	$27,279	$1,036,736
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	39,469	39,469
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	57,234	57,234
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	(833)	(833)
Decrease in Net Assets Resulting from Capital Share Transactions:
Repurchase of convertible notes	—	—	—	—	(910)	—	(910)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	772,642	7	—	—	11,876	—	11,883
Dividends declared from net investment income	—	—	—	—	—	(60,978)	(60,978)
Balance at June 30, 2020	67,342,413	$676	296,044	$(4,291)	$1,024,045	$62,171	$1,082,601

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$115,006	$42,771
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized (gains) losses on investments	(41,396)	42,564
Net change in unrealized gains on foreign currency transactions	(578)	(5,420)
Net change in unrealized (gains) losses on interest rate swaps	3,273	(9,698)
Net realized (gains) losses on investments	(16,608)	3,561
Net realized gains on extinguishment of debt	—	(739)
Net realized losses on foreign currency transactions	11	23
Net amortization of discount on investments	(10,553)	(13,078)
Amortization of deferred financing costs	2,860	2,539
Amortization of discount on debt	333	287
Purchases and originations of investments, net	(439,203)	(211,013)
Proceeds from investments, net	42,385	1,014
Repayments on investments	198,432	443,138
Paid-in-kind interest	(4,183)	(3,897)
Changes in operating assets and liabilities:
Interest receivable	(5,469)	3,339
Interest receivable paid-in-kind	62	(105)
Prepaid expenses and other assets	12,164	(2,480)
Management fees payable to affiliate	852	(568)
Incentive fees on net investment income payable to affiliate	(257)	1,211
Incentive fees on net capital gains accrued to affiliate	10,104	—
Payable to affiliate	640	1,175
Other liabilities	(16,351)	24,997
Net Cash Provided by (Used) in Operating Activities	(148,476)	319,621
Cash Flows from Financing Activities
Borrowings on debt	827,256	322,481
Repayments on debt	(615,482)	(527,307)
Repurchases of debt	—	(31,829)
Deferred financing costs	(7,901)	(4,182)
Proceeds from issuance of common stock, net of offering and underwriting costs	85,904	—
Purchases of treasury stock	—	(2,932)
Dividends paid to stockholders	(136,081)	(74,058)
Net Cash Provided by (Used) in Financing Activities	153,696	(317,827)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	5,220	1,794
Cash, cash equivalents, and restricted cash, beginning of period	13,274	14,143
Cash, Cash Equivalents, and Restricted Cash, End of Period	$18,494	$15,937
Supplemental Information:
Interest paid during the period	$12,779	$20,078
Excise and other taxes paid during the period	$4,215	$3,900
Dividends declared during the period	$157,134	$92,336
Reinvestment of dividends during the period	$19,007	$16,711

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated)

1. Organization and Basis of Presentation

Organization

Sixth Street Specialty Lending, Inc. (the “Company”) is a Delaware corporation formed on July 21, 2010. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is managed by Sixth Street Specialty Lending Advisers, LLC (the “Adviser”). On June 1, 2011, the Company formed a wholly-owned subsidiary, TC Lending, LLC, a Delaware limited liability company. On March 22, 2012, the Company formed a wholly-owned subsidiary, Sixth Street SL SPV, LLC, a Delaware limited liability company. On May 19, 2014, the Company formed a wholly-owned subsidiary, Sixth Street SL Holding, LLC, a Delaware limited liability company. On December 9, 2020, the Company formed a wholly-owned subsidiary, Sixth Street Specialty Lending Sub, LLC, a Cayman Islands limited liability company.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At June 30, 2021, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and six months ended June 30, 2021 we recorded a net expense of $0.2 million and $0.6 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2020, we recorded a net expense of $1.0 million and $2.0 million, respectively, for U.S. federal excise tax and other taxes.

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

For the three and six months ended June 30, 2021, the Company incurred expenses of $0.8 million and $2.5 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2020 the Company incurred expenses of $1.3 million and $2.3 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2021, Management Fees (gross of waivers) were $9.4 million and $18.2 million, respectively. For the three and six months ended June 30, 2020, Management Fees (gross of waivers) were $7.7 million and $15.8 million, respectively.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. Any waived Management Fees are not subject to recoupment by the Adviser. For the three and six months ended June 30, 2021, Management Fees of $0.1 million have been waived pursuant to the Leverage Waiver. The Adviser did not waive any management fees for the three and six months ended June 30, 2020 pursuant to the Leverage Waiver.

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

For the three and six months ended June 30, 2021, Incentive Fees were $12.6 million and $24.9 million, respectively, of which $7.0 million and $14.8 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2020, Incentive Fees were $8.4 million and $15.5 million, respectively, all of which were realized and payable to the Adviser. For the three and six months ended June 30, 2021, $5.6 million and $10.1 million, respectively of Incentive Fees was accrued related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less any cumulative unrealized losses and capital gains incentive fees paid inception to date. For the three and six months ended June 30, 2020, no Incentive Fees were accrued related to capital gains.

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

Investments at fair value consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,365,265	$2,405,014	$39,749
Second-lien debt investments	5,351	6,285	934
Mezzanine debt investments	7,108	16,758	9,650
Equity and other investments	111,030	141,935	30,905
Total Investments	$2,488,754	$2,569,992	$81,238

	December 31, 2020
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,165,100	$2,196,910	$31,810
Second-lien debt investments	4,991	5,037	46
Mezzanine debt investments	8,223	10,982	2,759
Equity and other investments	80,714	85,941	5,227
Total Investments	$2,259,028	$2,298,870	$39,842

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Business services	21.2%	22.2%
Communications	2.1%	2.0%
Education	11.9%	11.2%
Financial services	15.0%	15.7%
Healthcare	7.4%	8.3%
Hotel, gaming and leisure	3.0%	1.6%
Human resource support services	10.5%	9.9%
Insurance	2.1%	2.3%
Internet services	6.2%	5.2%
Marketing services	1.8%	2.0%
Office products	0.3%	0.3%
Oil, gas and consumable fuels	1.7%	1.7%
Other	2.4%	1.3%
Pharmaceuticals	2.3%	2.8%
Real Estate	1.9%	1.7%
Retail and consumer products	10.2%	11.8%
Total	100.0%	100.0%

The geographic composition of investments at fair value at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
United States
Midwest	16.3%	13.4%
Northeast	18.1%	16.9%
South	24.4%	24.1%
West	34.5%	38.1%
Australia	1.5%	1.7%
Bermuda	1.5%	1.7%
Canada	3.7%	4.1%
Total	100.0%	100.0%

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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and six months ended June 30, 2021 and 2020:

			For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	7/30/2021	$11,700	$(44)	$6	$(38)	$(85)	$13	$(72)
Interest rate swap	8/1/2022	115,000	(754)	1,294	540	(1,508)	2,588	1,080
Interest rate swap	8/1/2022	50,000	(228)	562	334	(459)	1,125	666
Interest rate swap	8/1/2022	7,500	(34)	84	50	(69)	169	100
Interest rate swap	8/1/2022	27,531	(306)	160	(146)	(616)	323	(293)
Interest rate swap	8/1/2022	2,160	(24)	13	(11)	(48)	25	(23)
Interest rate swap	1/22/2023	150,000	(839)	1,688	849	(1,680)	3,375	1,695
Interest rate swap (1)	6/9/2023	5,000	(4)	3	(1)	(8)	5	(3)
Interest rate swap	11/1/2024	300,000	(1,881)	2,906	1,025	(3,696)	5,812	2,116
Interest rate swap	11/1/2024	50,000	(340)	484	144	(664)	969	305
Interest rate swap	11/1/2024	2,500	(24)	16	(8)	(47)	31	(16)
Interest rate swap	8/1/2026	300,000	(1,618)	1,875	257	(2,472)	2,958	486
Total		$1,021,391	$(6,096)	$9,091	$2,995	$(11,352)	$17,393	$6,041

			For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)(2)	6/25/2020	$91,500	$—	$—	$—	$(456)	$440	$(16)
Interest rate swap (1)	7/30/2021	11,700	(44)	36	(8)	(87)	93	6
Interest rate swap (1)	7/29/2022	3,200	(11)	11	0	(22)	27	5
Interest rate swap (1)	7/29/2022	2,150	(0)	0	(0)	(0)	0	(0)
Interest rate swap	8/1/2022	115,000	(1,089)	1,294	205	(2,348)	2,588	240
Interest rate swap	8/1/2022	50,000	(375)	563	188	(824)	1,125	301
Interest rate swap	8/1/2022	7,500	(56)	84	28	(124)	169	45
Interest rate swap	8/1/2022	27,531	(317)	243	(74)	(317)	243	(74)
Interest rate swap	8/1/2022	2,160	(25)	19	(6)	(25)	19	(6)
Interest rate swap	1/22/2023	150,000	(1,277)	1,688	411	(2,777)	3,375	598
Interest rate swap (1)	6/9/2023	5,000	(1)	—	(1)	(1)	0	(1)
Interest rate swap	11/1/2024	300,000	(2,659)	2,906	247	(5,808)	5,813	5
Interest rate swap	11/1/2024	50,000	(470)	485	15	(753)	753	—
Interest rate swap	11/1/2024	2,500	(24)	22	(2)	(24)	22	(2)
Total		$818,241	$(6,348)	$7,351	$1,003	$(13,566)	$14,667	$1,101

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

(2)	As of June 30, 2020 the notional amount of this interest rate swap was zero.

For the three and six months ended June 30, 2021, the Company recognized $1.5 million and $3.3 million, respectively in net change in unrealized losses, on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the three and six months ended June 30, 2021, the Company recognized $2.3 million in net change in unrealized gains and $12.3 million in net change in unrealized losses, respectively, on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. For the three and six months ended June 30, 2021, this amount is offset by a decrease of $0.5 million and $6.1 million, respectively, for a change in the carrying value of the 2024 Notes and an increase of $2.8 million and a decrease of $6.2 million, respectively, for a change in carrying value of the 2026 Notes.

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

As of June 30, 2021, the swap transactions had a fair value of $13.1 million which is netted against cash collateral received on the Company’s consolidated balance sheet. As of December 31, 2020, the swap transactions had a fair value of $28.6 million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of June 30, 2021, $15.3 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2020, $10.8 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2021 and December 31, 2020:

	Fair Value Hierarchy at June 30, 2021
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$6,747	$2,398,267	$2,405,014
Second-lien debt investments	—	—	6,285	6,285
Mezzanine debt investments	—	—	16,758	16,758
Equity and other investments	8	36,854	105,073	141,935
Total investments at fair value	$8	$43,601	$2,526,383	$2,569,992
Interest rate swaps	—	13,065	—	13,065
Total	$8	$56,666	$2,526,383	$2,583,057

	Fair Value Hierarchy at December 31, 2020
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$38,359	$2,158,551	$2,196,910
Second-lien debt investments	—	—	5,037	5,037
Mezzanine debt investments	—	—	10,982	10,982
Equity and other investments	3	10,788	75,150	85,941
Total investments at fair value	$3	$49,147	$2,249,720	$2,298,870
Interest rate swaps	—	28,638	—	28,638
Total	$3	$77,785	$2,249,720	$2,327,508

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2021:

	As of and for the Three Months Ended
	June 30, 2021
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,253,180	$5,506	$14,171	$68,040	$2,340,897
Purchases or originations	246,741	—	3,960	18,072	268,773
Repayments / redemptions	(110,026)	—	—	(299)	(110,325)
Paid-in-kind interest	1,662	167	229	—	2,058
Net change in unrealized gains	3,310	596	4,347	17,145	25,398
Net realized gains (losses)	(3)	—	—	299	296
Net amortization of discount on securities	3,403	16	47	—	3,466
Transfers within Level 3	—	—	(1,816)	1,816	—
Transfers into (out of) Level 3	—	—	(4,180)	—	(4,180)
Balance, End of Period	$2,398,267	$6,285	$16,758	$105,073	$2,526,383

	As of and for the Six Months Ended
	June 30, 2021
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,551	$5,037	$10,982	$75,150	$2,249,720
Purchases or originations	399,448	—	4,505	18,725	422,678
Repayments / redemptions	(184,067)	—	—	(12,126)	(196,193)
Paid-in-kind interest	3,528	328	327	—	4,183
Net change in unrealized gains	14,137	889	6,891	17,133	39,050
Net realized gains	27	—	—	10,988	11,015
Net amortization of discount on securities	6,643	31	49	—	6,723
Transfers within Level 3	—	—	(1,816)	1,816	—
Transfers into (out of) Level 3	—	—	(4,180)	(6,613)	(10,793)
Balance, End of Period	$2,398,267	$6,285	$16,758	$105,073	$2,526,383

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2020:

	As of and for the Three Months Ended
	June 30, 2020
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$1,976,913	$4,030	$2,855	$52,484	$2,036,282
Purchases or originations	63,452	4,565	3,534	1,705	73,256
Repayments / redemptions	(225,032)	—	—	—	(225,032)
Paid-in-kind interest	2,006	45	52	—	2,103
Net change in unrealized gains	48,894	295	981	11,810	61,980
Net realized losses	(1,269)	—	—	—	(1,269)
Net amortization of discount on securities	5,485	4	63	—	5,552
Transfers within Level 3	(4)	—	—	4	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,870,445	$8,939	$7,485	$66,003	$1,952,872

	As of and for the Six Months Ended
	June 30, 2020
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,927	$4,147	$2,550	$63,107	$2,228,731
Purchases or originations	178,746	4,774	3,839	2,182	189,541
Repayments / redemptions	(443,051)	—	—	—	(443,051)
Paid-in-kind interest	3,750	45	102	—	3,897
Net change in unrealized gains (losses)	(36,776)	(31)	928	687	(35,192)
Net realized losses	(3,432)	—	—	—	(3,432)
Net amortization of discount on securities	12,308	4	66	—	12,378
Transfers within Level 3	(27)	—	—	27	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$1,870,445	$8,939	$7,485	$66,003	$1,952,872

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2021 and 2020:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2021 on	June 30, 2020 on
	Investments Held at	Investments Held at
	June 30, 2021	June 30, 2020
First-lien debt investments	$5,881	$58,786
Second-lien debt investments	595	295
Mezzanine debt investments	5,942	981
Equity and other investments	17,145	11,810
Total	$29,563	$71,872

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2021 on	June 30, 2020 on
	Investments Held at	Investments Held at
	June 30, 2021	June 30, 2020
First-lien debt investments	$17,445	$(22,017)
Second-lien debt investments	888	(31)
Mezzanine debt investments	7,406	928
Equity and other investments	24,967	687
Total	$50,706	$(20,433)

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2021
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,398,267	Income approach	Discount rate	6.0% — 17.6% (9.0%)	Decrease
Second-lien debt investments	6,285	Income approach	Discount rate	9.7% — 9.7% (9.7%)	Decrease
Mezzanine debt investments	16,758	Income approach (1)	Discount rate	6.3% — 8.8% (8.2%)	Decrease
Equity and other investments	105,073	Market Multiple (2)	Comparable multiple	4.0x — 17.5x (8.6x)	Increase
Total	$2,526,383

(1)	Includes $0.5 million of debt investments which were valued using an asset valuation waterfall.

(2)

Includes $13.4 million of equity investments which were valued using an asset valuation waterfall, $12.1 million of equity investments using a Black-Scholes model, $17.3 million of equity investments using a discounted cash flow approach, and $18.2 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2021 and December 31, 2020, approximates its carrying value as the outstanding balance is callable at carrying value.

The fair value of the Company’s 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, which are categorized as Level 2 within the fair value hierarchy, as of June 30, 2021 was $166.0 million, $156.5 million, $369.2 million and $303.1 million, respectively, based on broker quotes received by the Company. The aggregate principal amount of the Company’s 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, as of June 30, 2021, was $142.8 million, $150.0 million, $347.5 million and $300.0 million, respectively. The fair value of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, which are categorized as Level 2 within the fair value hierarchy, as of December 31, 2020 was $156.3 million, $155.0 million and $359.6 million, based on broker quotes received by the Company. The aggregate principal amount of the Company’s 2022 Convertible Notes, 2023 Notes and 2024 Notes, as of December 31, 2020 was $142.8 million, $150.0 million and $347.5 million.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2021 and December 31, 2020, the Company’s asset coverage was 192.5% and 204.5%, respectively.

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,485,000	$385,680	$1,099,320	$372,444
2022 Convertible Notes	142,809	142,809	—	141,966
2023 Notes	150,000	150,000	—	148,977
2024 Notes	347,500	347,500	—	353,465
2026 Notes	300,000	300,000	—	287,989
Total Debt	$2,425,309	$1,325,989	$1,099,320	$1,304,841

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of deferred financing costs and original issue discounts of $13.2 million, $0.8 million, $1.0 million, $4.7 million and $5.8 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $10.6 million and $(6.2) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$10,421	$8,363	$19,892	$19,229
Commitment fees	1,107	1,013	2,175	1,812
Amortization of deferred financing costs	1,512	1,309	2,860	2,538
Accretion of original issue discount	184	177	333	287
Swap settlement	(3,034)	(1,011)	(6,117)	(1,106)
Total Interest Expense	$10,190	$9,851	$19,143	$22,760
Average debt outstanding (in millions)	$1,282.2	$903.9	$1,202.9	$1,005.8
Weighted average interest rate	2.3%	3.3%	2.3%	3.6%
Average 1-month LIBOR rate	0.1%	0.4%	0.1%	0.9%

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

Pursuant to the Tenth Amendment, with respect to $1.390 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from January 31, 2024 to February 4, 2025 and the stated maturity date was extended from January 31, 2025 to February 4, 2026. Subsequent to the Tenth Amendment, on April 12, 2021 an additional $70.0 million of existing commitments were extended to these revolving period and stated maturity dates. As a result, $1.460 billion of total commitments are subject to these revolving period and stated maturity dates. For the remaining $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2021, the Company had outstanding debt denominated in Australian dollars (AUD) of 51.3 million, Canadian dollars (CAD) of 74.4 million, and Euro (EUR) of 32.9 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of June 30, 2021 and December 31, 2020, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Net proceeds received from the Company’s common stock issuance in February 2021 and net proceeds received from the issuance of the 2026 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with the terms of the Revolving Credit Facility.

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of June 30, 2021, the estimated adjusted conversion price was approximately $18.56 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company has entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

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

For the three and six months ended June 30, 2021 and 2020, the components of interest expense related to the 2022 Convertible Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$1,607	$1,715	$3,231	$3,656
Accretion of original issue discount	—	75	—	131
Amortization of deferred financing costs	193	237	384	475
Total Interest Expense	$1,800	$2,027	$3,615	$4,262

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three and six months ended June 30, 2021, the Company received $2.1 million and $4.2 million, respectively, and paid $1.3 million and $2.7 million, respectively, related to the settlements of its interest rate swaps related to the 2022 Convertible Notes. During the three and six months ended June 30, 2020, the Company received $2.2 million and $4.1 million, respectively, and paid $1.9 million and $3.6 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2022 Convertible Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2021 and December 31, 2020, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	June 30, 2021	December 31, 2020
Principal amount of debt	$142,809	$142,809
Original issue discount, net of accretion/amortization	—	(284)
Deferred financing costs	(843)	(1,228)
Carrying value of debt	$141,966	$141,297
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate was three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. See Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of June 30, 2021 and December 31, 2020, the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

The average daily closing price of the Company’s common stock for the three and six months ended June 30, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of June 30, 2021. The average daily closing price of the Company’s common stock for the three and six months ended June 30, 2020 was less than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of June 30, 2020.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of June 30, 2021 and December 31, 2020 the effective hedge interest rate swaps had a fair value of $10.6 million and $16.8 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of June 30, 2021 the effective hedge interest rate swaps had a fair value of $(6.2) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

For the three and six months ended June 30, 2021 and 2020, the components of interest expense related to the 2023 Notes, 2024 Notes and 2026 Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$6,929	$5,063	$13,229	$9,958
Accretion of original issue discount	184	102	333	156
Amortization of deferred financing costs	601	418	1,124	814
Total Interest Expense	$7,714	$5,583	$14,686	$10,928

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. During the three and six months ended June 30, 2021 the Company received $7.0 million and $13.1 million, respectively, and paid $4.7 million and $8.6 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. During the three and six months ended June 30, 2020 the Company received $5.1 million and $10.0 million, respectively, and paid $4.4 million and $9.4 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023 and 2024 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2021 and December 31, 2020 the components of the carrying value of the 2023 Notes, 2024 Notes and 2026 Notes and the stated interest rate were as follows:

	June 30, 2021			December 31, 2020
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes
Principal amount of debt	$150,000	$347,500	$300,000	$150,000	$347,500
Original issue discount, net of accretion	(15)	(1,271)	(2,043)	(20)	(1,445)
Deferred financing costs	(1,008)	(3,398)	(3,803)	(1,327)	(3,903)
Fair value of an effective hedge	—	10,634	(6,165)	—	16,769
Carrying value of debt	$148,977	$353,465	$287,989	$148,653	$358,921
Stated interest rate	4.50%	3.875%	2.50%	4.50%	3.875%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of June 30, 2021 the Company’s swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes is three month LIBOR plus 1.99%, 2.28% (on a weighted average basis), and 1.91%, respectively. As of December 31, 2020 the Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.28% (on a weighted average basis), respectively.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

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

As of June 30, 2021 and December 31, 2020, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2021	December 31, 2020
Alpha Midco, Inc. - Delayed Draw	$5,000	$5,000
American Achievement, Corp. - Revolver	2,403	—
AvidXchange, Inc. - Delayed Draw	4,380	4,626
Axonify, Inc. - Delayed Draw	8,505	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	22,500	22,500
Clinicient, Inc. - Revolver	1,600	1,600
DaySmart Holdings, LLC - Delayed Draw	5,917	11,182
Destiny Solutions Parent Holding Company - Delayed Draw	11,733	—
Factor Systems, Inc. - Delayed Draw	—	13,333
ForeScout Technologies, Inc. - Revolver	500	500
G Treasury SS, LLC - Delayed Draw	6,709	2,816
Ibis Intermediate Co. - Delayed Draw	6,338	—
Integration Appliance, Inc. - Revolver	1,310	1,310
IntelePeer Holdings, Inc. - Delayed Draw	3,327	2,876
InvMetrics Holdings, Inc. - Revolver	1,900	1,900
IRGSE Holding Corp. - Revolver	1,732	97
Kyriba Corp. - Delayed Draw	3,053	3,053
Kyriba Corp. - Revolver	23	10
Lexipol, LLC - Delayed Draw	189	189
Lithium Technologies, LLC - Revolver	3,299	1,979
Lucidworks, Inc. - Revolver	3,333	3,333
Netwrix Corp. - Delayed Draw	5,400	16,492
Netwrix Corp. - Revolver	2,751	2,751
Nintex Global, Ltd. - Revolver	109	909
PageUp People, Ltd. - Revolver	3,754	3,858
Passport Labs, Inc. - Delayed Draw	5,556	—
Passport Labs, Inc. - Revolver	2,778	—
PayScale Holdings, Inc. - Delayed Draw	—	7,667
PrimeRevenue, Inc. - Delayed Draw	250	550
PrimeRevenue, Inc. - Revolver	6,250	6,250
ReliaQuest Holdings, LLC - Delayed Draw	25,873	29,289
ReliaQuest Holdings, LLC - Revolver	2,800	2,800
ResMan, LLC - Delayed Draw	7,598	7,414
ResMan, LLC - Revolver	2,000	2,000
Sprinklr - Delayed Draw Convertible Note	—	3,750
Valant Medical Solutions, Inc. - Delayed Draw	1,424	1,964
Valant Medical Solutions, Inc. - Revolver	500	500
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15,556	15,556
WideOrbit, Inc. - Revolver	4,756	4,756
Workwell Acquisition Co. - Delayed Draw	10,000	10,000
Total Portfolio Company Commitments (1)(2)	$191,106	$192,810

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

Other Commitments and Contingencies

As of June 30, 2021 and December 31, 2020, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2021 and December 31, 2020, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2021 and 2020. All shares issued to stockholders in the tables below are newly issued shares.

	Six Months Ended
	June 30, 2021
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 4, 2020	Base	December 15, 2020	January 15, 2021	211,904
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	24,196
February 17, 2021	Base	March 15, 2021	April 15, 2021	165,400
February 17, 2021	Special	March 25, 2021	April 8, 2021	483,361
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	30,924
Total Shares Issued				915,785

	Six Months Ended
	June 30, 2020
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 5, 2019	Base	December 13, 2019	January 15, 2020	194,470
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	57,674
February 19, 2020	Base	March 13, 2020	April 15, 2020	299,058
February 19, 2020	Special	April 15, 2020	April 30, 2020	193,723
February 19, 2020	Special	June 15, 2020	June 30, 2020	279,861
Total Shares Issued				1,024,786

(1)	See Note 11 for further information on base, supplemental and special dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 4, 2021. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the six months ended June 30, 2020, the Company repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the six months ended June 30, 2021.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Earnings per common share—basic
Numerator for basic earnings per share	$58,354	$95,870	$115,006	$42,771
Denominator for basic weighted average shares	72,556,471	66,957,883	71,131,732	66,807,081
Earnings per common share—basic	$0.80	$1.43	$1.62	$0.64
Earnings per common share—diluted
Numerator for increase in net assets per share	$58,354	$95,870	$115,006	$42,771
Adjustment for interest expense and deferred financing costs on Convertible Notes, incentive fee and excise tax, net	1,427	—	2,866	—
Numerator for diluted earnings per share	$59,781	$95,870	$117,872	$42,771
Denominator for basic weighted average shares	72,556,471	66,957,883	71,131,732	66,807,081
Adjustment for dilutive effect of Convertible Notes	7,693,056	—	7,693,056	—
Denominator for diluted weighted average shares	80,249,527	66,957,883	78,824,788	66,807,081
Earnings per common share—diluted	$0.74	$1.43	$1.50	$0.64

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

For the purpose of calculating diluted earnings per common share, the average daily closing price of the Company’s common stock for the three and six months ended June 30, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of June 30, 2021. Therefore, for this period presented in the consolidated financial statements the Company applied the if-converted method for purposes of calculating diluted earnings per common share.

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

The following tables summarize dividends declared during the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	$0.05
February 17, 2021	Base	March 15, 2021	April 15, 2021	0.41
February 17, 2021	Special	March 25, 2021	April 8, 2021	1.25
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	0.06
May 4, 2021	Base	June 15, 2021	July 15, 2021	0.41
Total Dividends Declared				$2.18

	Six Months Ended
	June 30, 2020
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	$0.06
February 19, 2020	Base	March 13, 2020	April 15, 2020	0.41
February 19, 2020	Special	April 15, 2020	April 30, 2020	0.25
February 19, 2020	Special	June 15, 2020	June 30, 2020	0.25
May 5, 2020	Base	June 15, 2020	July 15, 2020	0.41
Total Dividends Declared				$1.38

The dividends declared during the three and six months ended June 30, 2021 and 2020 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2021 and 2020.

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Per Share Data (7)
Net asset value, beginning of period	$17.16	$16.83

Net investment income (1)	0.84	1.09
Net realized and unrealized gain (loss) (1)	0.78	(0.45)
Total from operations	1.62	0.64
Issuance of common stock, net of offering costs (2)	0.25	0.01
Repurchase of common stock (2)	—	0.01
Repurchase of debt (2)	—	(0.01)
Dividends declared from net investment income (2)	(2.18)	(1.38)
Total decrease in net assets	(0.31)	(0.75)
Net Asset Value, End of Period	$16.85	$16.08
Per share market value at end of period	$22.19	$16.49
Total return based on market value (3)	17.45%	(16.77)%
Total return based on net asset value (4)	10.90%	3.74%
Shares Outstanding, End of Period	72,649,683	67,342,413
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	11.66%	11.74%
Ratio of net investment income to average net assets	10.03%	13.55%
Portfolio turnover	18.92%	18.60%
Net assets, end of period	$1,223,813	$1,082,601

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)	The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver.
(7)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2021.

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

Overview

Sixth Street Specialty Lending, Inc. is a Delaware corporation formed on July 21, 2010. The Adviser is our external manager. We have four wholly owned subsidiaries, TC Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, Sixth Street SL SPV, LLC, a Delaware limited liability company, in which we hold assets that were previously used to support our asset-backed credit facility, Sixth Street SL Holding, LLC, a Delaware limited liability company, in which we hold certain investments, and Sixth Street Specialty Lending Sub, LLC, a Cayman Islands limited liability company, in which we plan to hold certain investments.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2021, we have originated approximately $16.9 billion aggregate principal amount of investments and retained approximately $7.6 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2021, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 89.0% of our total investments based on fair value, had weighted average annual revenue of $116.5 million and weighted average annual EBITDA of $40.5 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2021, the largest single investment based on fair value represented 3.4% of our total investment portfolio.

As of June 30, 2021, the average investment size in each of our portfolio companies was approximately $35.7 million based on fair value.

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

As of June 30, 2021, the largest industry represented 21.2% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2021, approximately 93.8% of our portfolio was invested in secured debt, including 93.6% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended June 30, 2021, the weighted average term on new investment commitments in new portfolio companies was 4.9 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2021, we had call protection on 83.2% of our debt investments based on fair value, with weighted average call prices of 106.6% for the first year, 104.1% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of June 30, 2021, 98.9% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 99.2% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $50 billion of assets under management as of June 30, 2021. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 320 investment and operating professionals. As of June 30, 2021, thirty-five (35) of these personnel are dedicated to our business, including twenty-seven (27) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2021, 98.9% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 99.2% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three and six months ended June 30, 2021, 3.2% and 3.2%, respectively, of our total investment income was comprised of PIK interest.

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

On October 8, 2018, our stockholders approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (“SBCAA”). As a result and subject to certain additional disclosure requirements, as of October 9, 2018, our minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

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

In late 2019 and early 2020, the novel coronavirus SARS-CoV-2 and related respiratory disease COVID-19 spread rapidly across the world, including to the United States. This outbreak has led to, and for an unknown and potentially significant period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby. To date, cross border commercial activity and market sentiment have been negatively impacted by the outbreak and government and other measures seeking to contain its spread. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. It is currently impossible to determine the scope of this or any future outbreak, how long any such outbreak and market disruption, volatility or uncertainty may last, the effect any governmental actions and changes in base interest rates will have or the full potential impact on us, our industry and our portfolio companies.

Portfolio and Investment Activity

As of June 30, 2021, our portfolio based on fair value consisted of 93.6% first-lien debt investments, 0.2% second-lien debt investments, 0.7% mezzanine debt investments, and 5.5% equity and other investments. As of December 31, 2020, our portfolio based on fair value consisted of 95.6% first-lien debt investments, 0.2% second-lien debt investments, 0.5% mezzanine debt investments, and 3.7% equity and other investments.

As of June 30, 2021 and December 31, 2020, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 9.8% and 10.0%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.1% and 10.2%, respectively.

As of June 30, 2021 and December 31, 2020, we had investments in 72 and 70 portfolio companies, respectively, with an aggregate fair value of $2,570.0 million and $2,298.9 million, respectively.

For the three months ended June 30, 2021, the principal amount of new investments funded was $265.2 million in seven new portfolio companies and eight existing portfolio companies. For this period, we had $107.8 million aggregate principal amount in exits and repayments.

For the three months ended June 30, 2020, the principal amount of new investments funded was $80.3 million in three new portfolio companies and four existing portfolio companies. For this period, we had $211.9 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended June 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2021	June 30, 2020
New investment commitments:
Gross originations	$660.3	$441.4
Less: Syndications/sell downs	357.2	352.2
Total new investment commitments	$303.1	$89.2
Principal amount of investments funded:
First-lien	$243.8	$62.9
Second-lien	—	5.0
Mezzanine	4.0	3.8
Equity and other	17.4	4.8
Total	$265.2	$76.5
Principal amount of investments sold or repaid:
First-lien	$101.2	$210.7
Second-lien	—	—
Mezzanine	—	—
Equity and other	6.6	—
Total	$107.8	$210.7
Number of new investment commitments in new portfolio companies	7	6
Average new investment commitment amount in new portfolio companies	$36.6	$9.5
Weighted average term for new investment commitments in new portfolio companies (in years)	4.9	4.7
Percentage of new debt investment commitments at floating rates (1)	98.2%	87.0%
Percentage of new debt investment commitments at fixed rates	1.8%	13.0%
Weighted average interest rate of new investment commitments	9.2%	10.2%
Weighted average spread over LIBOR of new floating rate investment commitments (1)	9.1%	9.9%
Weighted average interest rate on investments fully sold or paid down	9.0%	9.1%

(1)	Includes one fixed rate investment for the three months June 30, 2020, for which we entered into an interest rate swap agreement to swap to floating rates.

As of June 30, 2021 and December 31, 2020, our investments consisted of the following:

	June 30, 2021		December 31, 2020
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,405.0	$2,365.3	$2,196.9	$2,165.1
Second-lien debt investments	6.3	5.3	5.0	5.0
Mezzanine debt investments	16.8	7.1	11.0	8.2
Equity and other investments	141.9	111.0	86.0	80.7
Total	$2,570.0	$2,488.7	$2,298.9	$2,259.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,569.5	100.0%	$2,277.3	99.1%
Non-accrual (1)	0.5	0.0	21.6	0.9
Total	$2,570.0	100.0%	$2,298.9	100.0%

	June 30, 2021		December 31, 2020
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,486.7	99.9%	$2,233.7	98.9%
Non-accrual (1)	2.0	0.1	25.3	1.1
Total	$2,488.7	100.0%	$2,259.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted average total yield of debt and income producing securities (1)	9.8%	10.0%
Weighted average interest rate of debt and income producing securities	9.4%	9.5%
Weighted average spread over LIBOR of all floating rate investments (2)	9.3%	9.3%

(1)	Weighted average total portfolio yield at fair value was 9.4% at June 30, 2021 and 9.5% at December 31, 2020.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2021 and December 31, 2020. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2021			December 31, 2020
Investment	Investments at			Investments at
Performance	Fair Value		Percentage of	Fair Value		Percentage of
Rating	($ in millions)		Total Portfolio	($ in millions)		Total Portfolio
1	$2,371.5		92.3%	$1,996.5		86.8%
2	143.6		5.6	244.1		10.7
3	54.4		2.1	36.7		1.6
4	—		—	—		—
5	0.5	(1)	0.0	21.6	(1)	0.9
Total	$2,570.0		100.0%	$2,298.9		100.0%

(1)	Includes investments with an amortized cost of $1.5 million for which the fair value as of June 30, 2021 and December 31, 2020 was $0.

Results of Operations

Operating results for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total investment income	$62.8	$70.3	$129.0	$136.5
Less: Net expenses	35.2	29.8	68.7	61.4
Net investment income before income taxes	27.6	40.5	60.3	75.1
Less: Income taxes, including excise taxes	0.2	1.0	0.6	2.0
Net investment income	27.4	39.5	59.7	73.1
Net realized gains (losses) (1)	2.0	(0.8)	16.6	(2.9)
Net change in unrealized gains (losses) (1)	29.0	57.2	38.7	(27.4)
Net increase in net assets resulting from operations	$58.4	$95.9	$115.0	$42.8

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest from investments	$60.9	$63.4	$123.8	$126.3
Dividend income	0.8	0.4	1.8	0.9
Other income	1.1	6.5	3.4	9.3
Total investment income	$62.8	$70.3	$129.0	$136.5

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $63.4 million for the three months ended June 30, 2020 to $60.9 million for the three months ended June 30, 2021. The decrease in interest from investments was primarily the result of a decrease in prepayment fees and accelerated amortization of upfront fees related to paydowns, offset by an increase in interest earned due to a larger average portfolio size for the period ended June 30, 2021 compared to the same period in 2020. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, decreased from $3.8 million for the three months ended June 30, 2020 to $0.9 million for the three months ended June 30, 2021. Prepayment fees decreased from $10.5 million for the three months ended June 30, 2020 to $1.3 million for the three months ended June 30, 2021. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on three portfolio investments, partial paydowns on two portfolio investments, partial realizations on two portfolio investments and earning prepayment fees on three portfolio investments during the three months ended June 30, 2020. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on two portfolio investments, a partial paydown on one portfolio investment, realizations on two portfolio investments, and earning prepayment fees on two portfolio investments during the three months ended June 30, 2021. Other income decreased from $6.5 million for the three months ended June 30, 2020 to $1.1 million for the three months ended June 30, 2021, primarily due to decreased amendment and other fees during the three months ended June 30, 2021 compared to the same period in 2020.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $126.3 million for the six months ended June 30, 2020 to $123.8 million for the six months ended June 30, 2021. The decrease in interest from investments was primarily a result of a decrease in accelerated amortization of upfront fees and prepayment fees related to paydowns, offset by an increase in interest earned due to a larger average portfolio size for the period ended June 30, 2021 compared to the same period in 2020. Accelerated amortization of upfront fees from unscheduled paydowns decreased from $8.0 million for the six months ended June 30, 2020 to $5.5 million for the six months ended June 30, 2021. Prepayment fees decreased from $13.8 million for the six months ended June 30, 2020 to $4.7 million for the six months ended June 30, 2021. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on six portfolio investments, partial paydowns on four portfolio investments, partial realizations on two portfolio investments and earning prepayment fees on six portfolio investments during the six months ended June 30, 2020 and full paydowns on five portfolio investments, partial paydowns on two portfolio investments, realizations on two portfolio investments and earning prepayment fees on five portfolio investments during the six months ended June 30, 2021. Other income decreased from $9.3 million for the six months ended June 30, 2020 to $3.4 million for the six months ended June 30, 2021, primarily due to decreased amendment and other fees earned during the six months ended June 30, 2021 compared to the same period in 2020.

Expenses

Operating expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest	$10.2	$9.9	$19.1	$22.8
Management fees (net of waivers)	9.3	7.7	18.0	15.8
Incentive fees related to pre-incentive fee net investment income (net of waivers)	7.0	8.4	14.8	15.5
Incentive fees related to realized/unrealized capital gains	5.6	—	10.1	—
Professional fees	1.7	1.9	3.2	3.7
Directors fees	0.2	0.2	0.4	0.4
Other general and administrative	1.2	1.7	3.1	3.2
Net Expenses	$35.2	$29.8	$68.7	$61.4

Interest

Interest expense, including other debt financing expenses, increased from $9.9 million for the three months ended June 30, 2020 to $10.2 million for the three months ended June 30, 2021. This increase was primarily due to an increase in the average debt outstanding from $903.9 million for the three months ended June 31, 2020 to $1,282.2 million for the three months ended June 30, 2021, which was partially offset by a decrease in the average interest rate on our debt outstanding from the three months ended June 30, 2020 to the three months ended June 30, 2021. The average interest rate on our debt outstanding decreased from 3.3% for three months ended June 30, 2020 to 2.3% for the three months ended June 30, 2021 primarily due to changes in LIBOR rates.

Interest expense, including other debt financing expenses, decreased from $22.8 million for the six months ended June 30, 2020 to $19.1 million for the six months ended June 30, 2021. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding from 3.6% for the six months ended June 30, 2020 to 2.3% for the six months ended June 30, 2021.

Management Fees

Management Fees (gross of waivers) increased from $7.7 million for the three months ended June 30, 2020 to $9.4 million for the three month ended June 30, 2021 due to an increase in average assets for the three months ended June 30, 2021 compared to the same period in 2020. Management Fees (net of waivers) increased from $7.7 million for the three months ended June 30, 2020 to $9.3 million for the three months ended June 30, 2021. The Adviser waived Management Fees of $0.1 million for the three months ended June 30, 2021 pursuant to the Leverage Waiver. The Advisers did not waive any management fees for the three months ended June 30, 2020.

Management Fees (gross of waivers) increased from $15.8 million for the six months ended June 30, 2020 to $18.2 million for the three month ended June 30, 2021 due to an increase in average assets for the three months ended June 30, 2021 compared to the same period in 2020. Management Fees (net of waivers) increased from $15.8 million for the six months ended June 30, 2020 to $18.0 million for the six months ended June 30, 2021. The Adviser waived Management Fees of $0.1 million for the six months ended June 30, 2021 pursuant to the Leverage Waiver. The Adviser did not waive any Management Fees for the six months ended June 30, 2020.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income decreased from $8.4 million for the three months ended June 30, 2020 to $7.0 million for the three months ended June 30, 2021. This decrease resulted from a decrease in investment income resulting from lower interest and other income for the three months ended June 30, 2021. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended June 30, 2021 or 2020. There were no Incentive Fees related to net capital gains for the three months ended June 30, 2020 due to cumulative realized and unrealized losses on our investments and $5.6 million of Incentive Fees were accrued for the three and six months ended June 30, 2021 related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less cumulative unrealized losses and capital gains incentive fees paid inception to date.

Incentive Fees related to pre-Incentive Fee net investment income decreased from $15.5 million for the six months ended June 31, 2020 to $14.8 million for the six months ended June 30, 2020. This decrease resulted from a decrease in investment income resulting from lower interest and other income for the six months ended June 31, 2021. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the six months ended June 30, 2021 or 2020. There were no Incentive Fees related to net capital gains for the six months ended June 30, 2020 due to cumulative realized and unrealized losses on our investments and $10.1 million of Incentive Fees were accrued for the six months ended June 30, 2021 related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less cumulative unrealized losses and capital gains incentive fees paid inception to date.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $1.9 million for the three months ended June 30, 2020 to $1.7 million for the three months ended June 30, 2021 primarily due to lower legal fees. Other general and administrative expenses decreased from $1.7 million for the three months ended June 30, 2020 to $1.2 million for the three months ended June 30, 2021 primarily due to lower administrative expenses payable to the Adviser.

Professional fees decreased from $3.7 million for the six months ended June 30, 2020 to $3.2 million for the six months ended June 30, 2021 primarily due to lower legal fees. Other general and administrative expenses decreased from $3.2 million for the six months ended June 30, 2020 to $3.1 million for the six months ended June 30, 2021.

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

For the three and six months ended June 30, 2021, we recorded a net expense of $0.2 million and $0.6 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2020, we recorded a net expense of $1.0 million and $2.0 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net realized gains (losses) on investments	$2.0	$(1.5)	$16.6	$(3.5)
Net realized gains on extinguishment of debt	—	0.7	—	0.7
Net realized gains (losses) on foreign currency transactions	0.0	(0.0)	0.0	(0.1)
Net realized gains (losses) on foreign currency investments	(0.0)	0.3	(0.0)	0.2
Net realized losses on foreign currency borrowings	(0.0)	(0.3)	(0.0)	(0.2)
Net Realized Gains (Losses)	$2.0	$(0.8)	$16.6	$(2.9)

Change in unrealized gains on investments	$38.4	$87.6	$64.9	$14.9
Change in unrealized losses on investments	(8.4)	(22.5)	(23.5)	(57.4)
Net Change in Unrealized Gains (Losses) on Investments	$30.0	$65.1	$41.4	$(42.5)
Unrealized gains (losses) on foreign currency borrowings	0.4	(8.4)	0.6	5.4
Unrealized gains on foreign currency cash	—	0.0	—	0.0
Unrealized gains (losses) on interest rate swaps	(1.4)	0.5	(3.3)	9.7
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(1.0)	$(7.9)	$(2.7)	$15.1

Net Change in Unrealized Gains (Losses)	$29.0	$57.2	$38.7	$(27.4)

For the three and six months ended June 30, 2021, we had net realized gains on investments of $2.0 million and $16.6 million respectively, primarily driven by one investment and three investments, respectively. For the three and six months ended June 30, 2021, we had net realized gains of less than $0.1 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2021, we had net realized losses of less than $0.1 million, on foreign currency investments. For the three and six months ended June 30, 2021, we had net realized losses of less than $0.1 million, on foreign currency borrowings. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended June 30, 2021 we had $38.4 million in unrealized gains on 47 portfolio company investments, which was offset by $8.4 million in unrealized losses on 25 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening of credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from the unwind of prior period unrealized gains due to realizations and negative portfolio company specific developments. For the six months ended June 30, 2021 we had $64.9 million in unrealized gains on 56 portfolio company investments, which was offset by $23.5 million in unrealized losses on 23 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening of credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from the unwind of prior period unrealized gains due to realizations and negative portfolio company specific developments.

For the three and six months ended June 30, 2021 we had unrealized gains on foreign currency borrowings of $0.4 million and  $0.6 million, respectively, as a result of fluctuations in the AUD, CAD and EUR exchange rates. For the three and six months ended June 30, 2021, we had unrealized losses on interest rate swaps of $1.4 million and $3.3 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

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

For the three months ended June 30, 2020 we had $87.6 million in unrealized gains on 57 portfolio company investments, which was offset by $22.5 million in unrealized losses on 10 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening of credit spreads. Unrealized losses primarily resulted from negative portfolio company specific developments. For the six months ended June 30, 2020 we had $14.9 million in unrealized gains on 27 portfolio company investments, which was offset by $57.4 million in unrealized losses on 47 portfolio company investments.  Unrealized gains resulted from an increase in fair value, primarily due positive portfolio company specific developments. Unrealized losses primarily resulted from a widening spread environment.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2021, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 19.3% (based on total capital invested of $5.1 billion and total proceeds from these exited investments of $6.5 billion). Ninety-two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Interest Rate and Foreign Currency Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three and six months ended June 30, 2021, we incurred $0.4 million and $0.6 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2021.

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

See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2021. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of June 30, 2021 and December 31, 2020, our asset coverage ratio was 192.5% and 204.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2021, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2021, we had approximately $1.1 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of June 30, 2021, we had $18.5 million in cash and cash equivalents, including $15.3 million of restricted cash, an increase of $5.2 million from December 31, 2020. During the six months ended June 30, 2021, we used $148.5 million in cash from operating activities as a result of funding portfolio investments of $439.2 million, and other operating activity of $65.1 million, which was partially offset by repayments and proceeds from investments of $240.8 million and an increase in net assets resulting from operations of $115.0 million. Lastly, cash provided by financing activities was $153.7 million during the period due to borrowings of $827.3 million (including the issuance of $300.0 million principal amount of our 2026 Notes), and proceeds from the issuance of common stock, net of offering and underwriting costs, of $85.9 million, which was partially offset by paydowns on our Revolving Credit Facility of $615.5 million (including $293.7 million net proceeds from our 2026 Notes and $85.9 million net proceeds from our equity offering in February 2021), dividends paid of $136.1 million, and deferred financing costs of $7.9 million.

As of June 30, 2021, we had $15.3 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $4.5 million from December 31, 2020 primarily due to increases in the notional amount and fair value of our swaps.

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

During the six months ended June 30, 2021 and 2020, we also issued 915,785 and 1,024,786 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $19.0 million and $16.7 million, respectively. On July 15, 2021, we issued 187,442 shares of our common stock through our dividend reinvestment plan for proceeds of $4.1 million, which is not reflected in the number of shares issued for the six months ended June 30, 2021 in this section or the consolidated financial statements for the three and six months ended June 30, 2021.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 4, 2021. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the six months ended June 30, 2020, we repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the six months ended June 30, 2021.

Debt

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,485.0	$385.7	$1,099.3	$372.4
2022 Convertible Notes	142.8	142.8	—	142.0
2023 Notes	150.0	150.0	—	149.0
2024 Notes	347.5	347.5	—	353.4
2026 Notes	300.0	300.0	—	288.0
Total Debt	$2,425.3	$1,326.0	$1,099.3	$1,304.8

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of deferred financing costs and original issue discounts of $13.2 million, $0.8 million, $1.0 million, $4.7 million and $5.8 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $10.6 million and $(6.2) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

As of June 30, 2021 and December 31, 2020, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

Pursuant to the Tenth Amendment, with respect to $1.390 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from January 31, 2024 to February 4, 2025 and the stated maturity date was extended from January 31, 2025 to February 4, 2026. Subsequent to the Tenth Amendment, on April 12, 2021 an additional $70.0 million of existing commitments were extended to these revolving period and stated maturity dates. As a result, $1.460 billion of total commitments are subject to these revolving period and stated maturity dates. For the remaining $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2021, we had outstanding debt denominated in Australian Dollars (AUD) of 51.3 million, Canadian Dollars (CAD) of 74.4 million, and Euro (EUR) of 32.9 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of June 30, 2021 and December 31, 2020, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Net proceeds received from the Company’s common stock issuance in February 2021 and net proceeds received from the issuance of the 2026 Notes were used to pay down borrowings on the Revolving Credit Facility.

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of June 30, 2021, the estimated adjusted conversion price was approximately $18.56 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we have entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

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

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of June 30, 2021, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

The average daily closing price of our common stock for the three and six months ended June 30, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of June 30, 2021.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2021 and December 31, 2020, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2021	December 31, 2020
Alpha Midco, Inc. - Delayed Draw	$5.0	$5.0
American Achievement, Corp. - Revolver	2.4	—
AvidXchange, Inc. - Delayed Draw	4.4	4.6
Axonify, Inc. - Delayed Draw	8.5	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	22.5	22.5
Clinicient, Inc. - Revolver	1.6	1.6
DaySmart Holdings, LLC - Delayed Draw	5.9	11.2
Destiny Solutions Parent Holding Company - Delayed Draw	11.7	—
Factor Systems, Inc. - Delayed Draw	—	13.3
ForeScout Technologies, Inc. - Revolver	0.5	0.5
G Treasury SS, LLC - Delayed Draw	6.7	2.8
Ibis Intermediate Co. - Delayed Draw	6.3	—
Integration Appliance, Inc. - Revolver	1.3	1.3
IntelePeer Holdings, Inc. - Delayed Draw	3.3	2.9
InvMetrics Holdings, Inc. - Revolver	1.9	1.9
IRGSE Holding Corp. - Revolver	1.7	0.1
Kyriba Corp. - Delayed Draw	3.1	3.0
Kyriba Corp. - Revolver	0.0	0.0
Lexipol, LLC - Delayed Draw	0.2	0.2
Lithium Technologies, LLC - Revolver	3.2	2.0
Lucidworks, Inc. - Revolver	3.3	3.3
Netwrix Corp. - Delayed Draw	5.4	16.5
Netwrix Corp. - Revolver	2.8	2.7
Nintex Global, Ltd. - Revolver	0.1	0.9
PageUp People, Ltd. - Revolver	3.8	3.9
Passport Labs, Inc. - Delayed Draw	5.6	—
Passport Labs, Inc. - Revolver	2.8	—
PayScale Holdings, Inc. - Delayed Draw	—	7.7
PrimeRevenue, Inc. - Delayed Draw	0.2	0.6
PrimeRevenue, Inc. - Revolver	6.3	6.3
ReliaQuest Holdings, LLC - Delayed Draw	25.9	29.3
ReliaQuest Holdings, LLC - Revolver	2.8	2.8
ResMan, LLC - Delayed Draw	7.6	7.4
ResMan, LLC - Revolver	2.0	2.0
Sprinklr - Delayed Draw Convertible Note	—	3.8
Valant Medical Solutions, Inc. - Delayed Draw	1.4	2.0
Valant Medical Solutions, Inc. - Revolver	0.5	0.5
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15.6	15.6
WideOrbit, Inc. - Revolver	4.8	4.8
Workwell Acquisition Co. - Delayed Draw	10.0	10.0
Total Portfolio Company Commitments (1)(2)	$191.1	$192.8

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

Other Commitments and Contingencies

As of June 30, 2021 and December 31, 2020, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2021 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$385.7	$—	$—	$385.7	$—
2022 Convertible Notes	142.8	—	142.8	—	—
2023 Notes	150.0	—	150.0	—	—
2024 Notes	347.5	—	—	347.5	—
2026 Notes	300.0	—	—	—	300.0
Total Contractual Obligations	$1,326.0	$—	$292.8	$733.2	$300.0

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
•

an ongoing agreement with an affiliate of TPG Global, LLC governing, inter alia, the parties’ respective ownership of and rights to use the “Sixth Street” and “TPG” trademarks and certain variations thereof.

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

As of June 30, 2021, 98.9% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 99.2% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to continue to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of June 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$49.4	$39.8	$9.6
Up 200 basis points	$25.5	$26.5	$(1.0)
Up 100 basis points	$3.4	$13.3	$(9.9)
Down 25 basis points	$(0.0)	$(2.8)	$2.8
Down 50 basis points	$(0.1)	$(5.3)	$5.2

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 26, 2021, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 26, 2022. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of June 30, 2021, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of June 30, 2021, we had $1,326.0 million of outstanding indebtedness, which had an annualized interest cost of 2.30% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes. As of June 30, 2021, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 1.2%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of June 30, 2021

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-23.8%	-13.2%	-2.5%	8.2%	18.8%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of June 30, 2021. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2021.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at June 30, 2021 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 2.3% by the approximately $1,326.0 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at June 30, 2021 to determine the “Corresponding return to stockholder.”

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: August 3, 2021	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: August 3, 2021	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer