Form 10-Q
period 2021-09-30
Sixth Street Specialty Lending, Inc.
filed 2021-11-02
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at November 2, 2021 was 73,103,668.

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 17, 2021, in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2021, filed with the SEC on August 3, 2021, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,222,335 and $2,187,427, respectively)	$2,327,321	$2,249,302
Non-controlled, affiliated investments (amortized cost of $12,723 and $12,892, respectively)	22,929	12,892
Controlled, affiliated investments (amortized cost of $63,332 and $58,709, respectively)	56,215	36,676
Total investments at fair value (amortized cost of $2,298,390 and $2,259,028, respectively)	2,406,465	2,298,870
Cash and cash equivalents (restricted cash of $12,815 and $10,815, respectively)	18,262	13,274
Interest receivable	9,401	8,583
Prepaid expenses and other assets	4,346	17,866
Total Assets	$2,438,474	$2,338,593
Liabilities
Debt (net of deferred financing costs of $20,813 and $17,246, respectively)	$1,103,114	$1,110,363
Management fees payable to affiliate	9,485	8,435
Incentive fees on net investment income payable to affiliate	8,466	7,252
Incentive fees on net capital gains accrued to affiliate	14,969	1,421
Dividends payable	29,863	27,728
Other payables to affiliate	3,279	2,632
Other liabilities	17,453	19,447
Total Liabilities	1,186,629	1,177,278
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 73,145,021 and 67,980,253 shares issued, respectively; and 72,848,977 and 67,684,209 shares outstanding, respectively	731	680
Additional paid-in capital	1,134,015	1,025,676
Treasury stock at cost; 296,044 and 296,044 shares held, respectively	(4,291)	(4,291)
Distributable earnings	121,390	139,250
Total Net Assets	1,251,845	1,161,315
Total Liabilities and Net Assets	$2,438,474	$2,338,593
Net Asset Value Per Share	$17.18	$17.16

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$67,369	$59,786	$188,852	$181,667
Dividend income	804	463	2,081	1,339
Other income	1,777	8,080	5,191	17,306
Total investment income from non-controlled, non-affiliated investments	69,950	68,329	196,124	200,312
Investment income from non-controlled, affiliated investments:
Interest from investments	210	2,069	630	4,551
Dividend income	—	—	545	—
Other income	—	22	—	59
Total investment income from non-controlled, affiliated investments	210	2,091	1,175	4,610
Investment income from controlled, affiliated investments:
Interest from investments	1,038	895	2,963	2,893
Other income	2	1	7	4
Total investment income from controlled, affiliated investments	1,040	896	2,970	2,897
Total Investment Income	71,200	71,316	200,269	207,819
Expenses
Interest	9,856	8,399	28,999	31,159
Management fees	9,545	7,839	27,701	23,670
Incentive fees on net investment income	8,466	8,719	23,273	24,232
Incentive fees on net capital gains	3,444	—	13,548	—
Professional fees	1,626	1,562	4,806	5,186
Directors’ fees	180	188	548	611
Other general and administrative	1,569	1,505	4,688	4,717
Total expenses	34,686	28,212	103,563	89,575
Management fees waived (Note 3)	(60)	—	(190)	—
Net Expenses	34,626	28,212	103,373	89,575
Net Investment Income Before Income Taxes	36,574	43,104	96,896	118,244
Income taxes, including excise taxes	104	2,000	729	4,010
Net Investment Income	36,470	41,104	96,167	114,234
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	7,674	39,106	43,111	8,349
Non-controlled, affiliated investments	4,115	(3,607)	10,206	(691)
Controlled, affiliated investments	15,048	331	14,916	(14,392)
Translation of other assets and liabilities in foreign currencies	3,711	(4,557)	4,289	863
Interest rate swaps	(1,502)	(1,498)	(4,775)	8,200
Total net change in unrealized gains (losses)	29,046	29,775	67,747	2,329
Realized gains (losses):
Non-controlled, non-affiliated investments	(10,512)	(265)	6,129	(190)
Non-controlled, affiliated investments	—	11,819	(33)	11,819
Controlled, affiliated investments	—	(498)	—	(4,133)
Extinguishment of debt	—	—	—	739
Foreign currency transactions	(48)	(78)	(48)	(170)
Total net realized gains (losses)	(10,560)	10,978	6,048	8,065
Total Net Unrealized and Realized Gains (Losses)	18,486	40,753	73,795	10,394
Increase in Net Assets Resulting from Operations	$54,956	$81,857	$169,962	$124,628
Earnings per common share—basic	$0.75	$1.21	$2.37	$1.86
Weighted average shares of common stock outstanding—basic	72,808,730	67,584,660	71,696,874	67,068,166
Earnings per common share—diluted	$0.70	$1.21	$2.19	$1.86
Weighted average shares of common stock outstanding—diluted	80,515,411	67,584,660	79,403,555	67,068,166

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 74,250 par, due 10/2025)	7/6/2018	C + 5.25%	6.25%	$55,825	$60,222 (CAD 76,292)	4.8%
Alpha Midco, Inc. (3)(5)	First-lien loan ($63,954 par, due 8/2025)	8/15/2019	L + 7.50%	8.50%	62,776	65,160	5.2%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($48,838 par, due 7/2027)	7/22/2021	L + 7.50%	8.50%	47,464	47,767	3.8%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,005 par, due 8/2026)	8/17/2020	L + 9.50%	10.50% (incl. 9.50% PIK)	4,899	5,047	0.4%
Motus, LLC (3)(5)	First-lien loan ($61,321 par, due 1/2024)	1/17/2018	L + 5.50%	6.50%	60,633	61,321	4.9%
Netwrix Corp. (3)(5)	First-lien loan ($66,528 par, due 9/2026)	9/30/2020	L + 6.25%	7.25%	65,238	66,714	5.3%
Nintex Global, Ltd. (3)(5)	First-lien loan ($79,096 par, due 4/2024)	3/30/2018	L + 6.75%	7.75%	78,050	80,296	6.4%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($41,544 par, due 10/2026)	10/8/2020	L + 8.25%	9.25%	40,580	42,228	3.4%
WideOrbit, Inc. (3)	First-lien loan ($59,491 par, due 7/2025)	7/8/2020	L + 8.50%	9.75%	58,722	61,739	5.0%
					474,187	490,494	39.2%
Communications
IntelePeer Holdings, Inc.	First-lien loan ($44,321 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	44,220	44,084	3.5%
	Convertible note ($4,061 par, due 5/2028)	5/12/2021	6.00%	6.00% PIK	4,023	4,041	0.3%
					48,243	48,125	3.8%
Education
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($43,267 par, due 6/2026)	6/8/2021	L + 5.75%	6.75%	42,115	42,304	3.4%
EMS Linq, Inc. (3)(5)	First-lien loan ($34,650 par, due 9/2025)	9/17/2020	L + 7.75%	8.75%	33,778	35,603	2.9%
Frontline Technologies Group, LLC (3)	First-lien loan ($86,686 par, due 9/2023)	9/18/2017	L + 5.75%	6.75%	86,425	86,686	6.9%
Illuminate Education, Inc.(3)(5)	First-lien loan ($62,888 par, due 8/2022)	8/25/2017	L + 6.25%	7.25%	62,603	63,045	5.0%
					224,921	227,638	18.2%
Financial Services
AvidXchange, Inc. (3)(5)	First-lien loan ($11,077 par, due 4/2024)	10/1/2019	L + 8.00%	9.00%	10,994	11,239	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,625 par, due 10/2024)	10/10/2019	L + 6.50%	7.50%	19,269	19,527	1.6%
BlueSnap, Inc. (3)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 7.00%	8.00%	34,537	35,350	2.8%
	First-lien revolving loan ($2,500 par, due 10/2024)	10/25/2019	P + 6.00%	9.25%	2,469	2,525	0.2%
G Treasury SS, LLC (3)(5)	First-lien loan ($47,907 par, due 4/2023)	4/9/2018	L + 8.25%	9.25%	47,387	48,991	3.9%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,545 par, due 5/2027)	5/28/2021	L + 5.00%	5.50%	1,406	1,644	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($12,395 par, due 5/2028)	5/28/2021	L + 8.25%	8.75% PIK	12,107	12,147	1.0%

InvMetrics Holdings, Inc. (3)(5)	First-lien loan ($52,801 par, due 12/2025)	12/30/2020	L + 6.25%	7.25%	51,609	52,801	4.2%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($27,438 par, due 6/2026)	6/21/2021	L + 5.75%	6.75%	26,891	26,957	2.2%
Kyriba Corp.(3)	First-lien loan ($14,893 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	14,655	15,297	1.2%
	First-lien loan (EUR 8,866 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	9,828	10,507 (EUR 9,066)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,385	1,452	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	370	389 (EUR 336)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($16,840 par, due 4/2026)	4/28/2021	L + 8.25%	9.25% (incl. 4.125% PIK)	16,514	16,624	1.3%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 7.00%	8.50%	22,349	23,232	1.9%
TradingScreen, Inc. (3)(5)	First-lien loan ($45,000 par, due 4/2027)	4/30/2021	L + 6.25%	7.25%	43,719	44,100	3.5%
					315,489	322,782	25.7%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($53,228 par, due 11/2026)	11/23/2020	L + 6.50%	7.50%	51,892	53,628	4.3%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,915	5,325	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,534	4,088	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	12,250	1.0%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,912	15,150	1.2%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,379	2,440	0.2%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($49,000 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	47,798	50,348	4.0%
Valant Medical Solutions, Inc. (3)	First-lien loan ($29,076 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	28,575	29,457	2.4%
	First-lien revolving loan ($1,500 par, due 4/2024)	4/8/2019	L + 8.75%	10.25%	1,480	1,525	0.1%
					158,087	174,211	13.9%
Hotel, Gaming and Leisure
Clubessential Holdings, LLC (3)	First-lien loan ($10,614 par, due 1/2024)	5/25/2021	L + 6.25%	7.25%	10,428	10,614	0.9%
	First-lien loan (EUR 24,047 par, due 1/2024)	5/25/2021	E + 6.25%	7.25%	28,926	27,869 (EUR 24,047)	2.2%
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2022)	9/29/2015	L + 9.50%	10.00%	28,594	30,261	2.4%
	First-lien revolving loan ($11,297 par, due 6/2022)	9/29/2015	L + 9.50%	10.00%	11,298	11,297	0.9%
					79,246	80,041	6.4%

Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($30,746 par, due 5/2026)	5/5/2021	L + 7.50%	8.50%	29,937	30,075	2.4%
ClearCompany, LLC (3)	First-lien loan ($20,438 par, due 7/2023)	7/23/2018	L + 8.50%	10.00% (incl. 2.50% PIK)	20,332	20,489	1.6%

DaySmart Holdings, LLC (3)(5)	First-lien loan ($47,353 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	47,238	47,616	3.8%
	First-lien revolving loan ($3,000 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	3,003	3,015	0.2%
PageUp People, Ltd. (3)(4)	First-lien loan (AUD 50,860 par, due 12/2022)	1/11/2018	B + 6.25%	7.50%	39,167	36,839 (AUD 50,999)	2.9%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($69,650 par, due 5/2024)	5/3/2019	L + 6.00%	7.00%	68,568	69,998	5.6%
Modern Hire, Inc. (3)(5)	First-lien loan ($29,800 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	29,324	30,470	2.4%
Workwell Acquisition Co. (3)(5)	First-lien loan ($19,800 par, due 10/2025)	10/19/2020	L + 7.50%	8.50%	19,233	20,024	1.6%
					256,802	258,526	20.5%
Insurance
Riskonnect, Inc. (3)(5)	First-lien loan ($50,185 par, due 10/2023)	6/30/2017	L + 7.00%	8.25%	49,898	50,687	4.1%
Internet Services
Higher Logic, LLC (3)(5)	First-lien loan ($53,588 par, due 1/2024)	6/18/2018	L + 7.25%	8.25%	53,127	54,258	4.3%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	54,389	53,975	4.3%
Lucidworks, Inc. (9)	First-lien loan ($13,603 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	13,514	13,773	1.1%
Piano Software, Inc. (3)(5)	First-lien loan ($38,211 par, due 2/2026)	2/25/2021	L + 6.50%	7.50%	37,389	37,638	3.0%
					158,419	159,644	12.7%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,000 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,495	31,350	2.5%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($6,232 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	6,198	6,263	0.5%
Oil, Gas and Consumable Fuels
MD America Energy, LLC (3)(6)	First-lien loan ($8,831 par, due 12/2024)	11/14/2018	L + 7.75%	9.25%	8,831	8,832	0.7%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($1,500 par, due 12/2021)	6/29/2018	P + 8.00%	12.00%	1,498	—	0.0%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($25,233 par, due 10/2024)	4/10/2019	L + 7.50%	9.50%	24,811	25,641	2.1%
					35,140	34,473	2.8%
Other
Lexipol, LLC (3)(5)	First-lien loan ($19,613 par, due 10/2025)	10/8/2020	L + 5.75%	6.75%	19,330	19,809	1.6%
Omnigo Software, LLC (3)(5)	First-lien loan ($33,830 par, due 3/2026)	3/31/2021	L + 6.50%	7.50%	33,117	33,407	2.7%
					52,447	53,216	4.3%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($41,346 par, due 8/2025)	8/7/2020	L + 9.00%	10.00% (incl. 4.00% PIK)	40,366	42,379	3.4%
	First-lien loan ($22,500 par, due 9/2026)	9/30/2021	L + 8.25%	9.25% (incl. 4.00% PIK)	21,425	22,938	1.8%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	28,974	30,000	2.4%
					90,765	95,317	7.6%

Retail and Consumer Products

99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	9.50%	24,685	25,750	2.1%
American Achievement, Corp. (3)	First-lien loan ($24,757 par, due 9/2026)	9/30/2015	L + 6.25%	7.25% (incl. 6.75% PIK)	23,808	21,477	1.7%
	First-lien loan ($1,419 par, due 9/2026)	6/10/2021	L + 14.00%	15.00% (incl. 14.50% PIK)	1,419	1,369	0.1%
	Subordinated note ($4,740 par, due 9/2026) (16)	3/16/2021	L + 1.00%	2.00% PIK	545	118	0.0%
Designer Brands, Inc. (3)(4)	ABL First-lien loan ($47,500 par, due 8/2025)	8/7/2020	L + 8.50%	9.75%	46,535	48,925	3.9%
Moran Foods, LLC (3)	ABL FILO term loan ($33,767 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	33,317	34,442	2.8%
Penney Borrower, LLC (3)	ABL FILO term loan ($70,200 par, due 12/2025)	12/7/2020	L + 8.50%	9.25%	68,776	70,902	5.7%
	First-lien term loan ($6,797 par, due 12/2026) (11)	12/7/2020	L + 8.50%	9.50%	5,825	6,734	0.6%
					204,910	209,717	16.9%
Total Debt Investments					2,187,247	2,242,484	179.1%

Equity and Other Investments
Business Services
Motus, LLC (13)	Class A Units (1,262 units)	1/17/2018			1,262	7,084	0.6%
	Class B Units (517,020 units)	1/17/2018			—	—	0.0%
Nintex Global, Ltd. (13)	Class A Shares (1,197 shares)	3/30/2018			1,197	7,291	0.6%
	Class B Shares (398,557 shares)	3/30/2018			12	74	0.0%
Sprinklr, Inc. (4)(11)(13)(14)	Common Shares (484,700 shares)	6/24/2021			4,180	7,931	0.6%
WideOrbit, Inc. (13)	1,567,807 Warrants	7/8/2020			327	327	0.0%
					6,978	22,707	1.8%
Communications
IntelePeer Holdings, Inc. (13)	Series C Preferred Shares (1,816,295 shares) (14)	4/8/2021			1,816	2,829	0.2%
	Series D Preferred Shares (1,065,916 shares) (14)	4/8/2021			1,950	1,950	0.2%
	280,000 Warrants	2/28/2020			183	292	0.0%
	106,592 Warrants (14)	4/8/2021			-	41	0.0%
					3,949	5,112	0.4%
Education
EMS Linq, Inc. (13)(14)	Common Units (577,608 units)	11/2/2020			1,825	1,825	0.1%
RMCF IV CIV XXXV, LP. (4)(13)(14)	Partnership Interest (16.72% ownership)	6/8/2021			1,000	1,000	0.1%
					2,825	2,825	0.2%
Financial Services
AvidXchange, Inc.	Common Shares (8,792 shares) (13)	4/7/2020			109	136	0.0%
	Preferred Shares (293,232 shares)	10/1/2019			17,264	17,610	1.4%
	Series F Preferred Shares (35,164 shares) (13)	4/7/2020			438	546	0.0%
	300,065 Warrants (13)	10/1/2019			475	2,317	0.2%
Newport Parent Holdings, LP (13)(14)	Class A-2 Units (131,569 units)	12/10/2020			4,177	3,300	0.3%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,620 shares)	8/5/2015			6	7	0.0%
Passport Labs, Inc. (13)(14)	17,534 Warrants	4/28/2021			192	192	0.0%
TradingScreen, Inc. (13)(14)(15)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					23,261	24,708	1.9%
Healthcare

Caris Life Sciences, Inc. (13)	Series C Preferred Shares (362,319 shares) (14)	10/13/2020			1,000	2,787	0.2%
	Series D Preferred Shares (1,240,740 shares) (14)	5/11/2021			10,050	10,050	0.8%
	633,376 Warrants	9/21/2018			192	3,602	0.3%
	569,991 Warrants	4/2/2020			250	3,170	0.3%
Valant Medical Solutions, Inc. (13)(15)	Class A Units (77,144 units) (14)	3/10/2021			77	77	0.0%
	954,478 Warrants	4/8/2019			281	281	0.0%
					11,850	19,967	1.6%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(13)	Class A Units (33,790,171 units)	12/21/2018			21,842	14,614	1.2%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	14,657	1.2%
Human Resource Support Services
Axonify, Inc. (4)(13)(14)(15)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	3,780	0.3%
ClearCompany, LLC (13)(15)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	5,035	0.4%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (166,811 units)	10/1/2019			1,347	1,946	0.2%
					7,141	10,761	0.9%
Insurance
Riskonnect, Inc. (13)	Common Shares Class A (1,020 units)	6/30/2017			1,020	4,222	0.3%
	Common Shares Class B (987,929 units)	6/30/2017			10	43	0.0%
					1,030	4,265	0.3%
Internet Services
Lucidworks, Inc. (13)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	818	0.1%
Marketing Services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	14,592	1.2%
Oil, Gas and Consumable fuels
SMPA Holdings, LLC (6)(14)	Common Units (15,000 units)	12/24/2020			3,892	14,097	1.1%
Pharmaceuticals
TherapeuticsMD, Inc. (13)	712,817 Warrants	8/5/2020			1,029	314	0.0%
Retail and Consumer Products
American Achievement, Corp. (13)(14)	Class A Units (687 units)	3/16/2021			—	—	0.0%
Copper Bidco, LLC (11)(14)	Trust Certificates (132,928 Certificates)	12/7/2020			493	1,374	0.1%
	Trust Certificates (996,958 Certificates)	1/30/2021			15,034	19,628	1.6%
					15,527	21,002	1.7%

Other Investments
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	5.49%	416	463	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	5.88%	1,218	1,466	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(11)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	6.28%	3,441	3,893	0.3%
Madison Park Funding Ltd, Series 2014-14A (3)(4)(11)	Structured Product ($2,400 par, due 10/2030)	8/11/2020	L + 5.80%	5.94%	2,004	2,334	0.2%
					7,079	8,156	0.7%

Total Equity and Other Investments	111,143	163,981	13.1%
Total Investments	$2,298,390	$2,406,465	192.2%

	Interest Rate Swaps as of September 30, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	0.16%	7/30/2022	$13,440	$(1)	$—	(1)
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	1,876	—	(1,604)
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	1,147	—	(994)
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	171	—	(149)
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(514)	1,252	435
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(40)	96	34
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	4,455	—	(2,600)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Interest rate swap (a)(b)	L	1.47%	7/30/2021	—	—	—	89
Interest rate swap (a)(b)	L	0.326%	6/9/2023	—	—	—	15
Total				368,131	7,094	1,476	(4,775)

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	8,462	—	(6,254)
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	1,089	—	(964)
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(7,038)	—	(7,038)
Total				650,000	2,513	—	(14,256)
Cash collateral				—	(8,306)	—	—
Total derivatives				$1,018,131	$1,301	$1,476	$(19,031)

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured during the period.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
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
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three- or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2021.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 12.0% of total assets as of September 30, 2021.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended September 30, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the nine months ended September 30, 2021

Company	Fair Value at December 31, 2020	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)(d)	Transfers	Fair Value at September 30, 2021	Dividend Income	Interest Income
MD America Energy, LLC (c)	$12,892	$—	$(169)	$10,206	$—	$—	$22,929	$545	$630
Total	$12,892	$—	$(169)	$10,206	$—	$—	$22,929	$545	$630

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
(d)

In the consolidated statement of operations for the nine months ended September 30, 2021, there is a realized loss on non-controlled, affiliated investments of $33 related to an escrow receivable for an investment in AFS Technologies, Inc. that is no longer held.

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2021 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2021

Company	Fair Value at December 31, 2020	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2021	Other Income	Interest Income
IRGSE Holding Corp.	$36,676	$4,623	$—	$14,916	$—	$—	$56,215	$7	$2,963
Mississippi Resources, LLC	—	—	—	—	—	—	—	—	—
Total	$36,676	$4,623	$—	$14,916	$—	$—	$56,215	$7	$2,963

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

(8)

As of September 30, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $2,320,668, resulting in estimated gross unrealized gains and losses of $169,781 and $73,788, respectively.

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
(14)

All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities is $71,939, or 5.7% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.
(16)	Investment is on non-accrual status as of September 30, 2021.

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
Hotel, Gaming and Leisure
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
Hotel, Gaming and Leisure
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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2020	67,684,209	$680	296,044	$(4,291)	$1,025,676	$139,250	$1,161,315
Cumulative effect adjustment for the adoption of ASU 2020-06 (2)	—	—	—	—	(457)	172	(285)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	32,310	32,310
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	9,755	9,755
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	14,587	14,587
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	4,049,689	41	—	—	85,904	—	85,945
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	236,100	2	—	—	4,707	—	4,709
Dividends declared from net investment income	—	—	—	—	—	(123,004)	(123,004)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(460)	460	—
Balance at March 31, 2021	71,969,998	$723	296,044	$(4,291)	$1,115,370	$73,530	$1,185,332
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	27,388	27,388
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	28,945	28,945
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	2,021	2,021
Decrease in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	(41)	—	(41)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	679,685	6	—	—	14,292	—	14,298
Dividends declared from net investment income	—	—	—	—	—	(34,130)	(34,130)
Balance at June 30, 2021	72,649,683	$729	296,044	$(4,291)	$1,129,621	$97,754	$1,223,813
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	36,470	36,470
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	29,046	29,046
Net realized loss on investments and foreign currency transactions	—	—	—	—	—	(10,560)	(10,560)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	199,294	2	—	—	4,394	—	4,396
Dividends declared from net investment income	—	—	—	—	—	(31,320)	(31,320)
Balance at September 30, 2021	72,848,977	$731	296,044	$(4,291)	$1,134,015	$121,390	$1,251,845

(1)	The Company’s tax year end is March 31st.
(2)	See Note 2 for further information related to the adoption of ASU 2020-06.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2019	66,524,591	$666	89,080	$(1,359)	$1,009,270	$110,720	$1,119,297
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	33,662	33,662
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(84,680)	(84,680)
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	(2,081)	(2,081)
Decrease in Net Assets Resulting from Capital Share Transactions:
Purchases of treasury stock	(206,964)	—	206,964	(2,932)	—	—	(2,932)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	252,144	3	—	—	4,825	—	4,828
Dividends declared from net investment income	—	—	—	—	—	(31,358)	(31,358)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(1,016)	1,016	—
Balance at March 31, 2020	66,569,771	$669	296,044	$(4,291)	$1,013,079	$27,279	$1,036,736
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	39,469	39,469
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	57,234	57,234
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	(833)	(833)
Decrease in Net Assets Resulting from Capital Share Transactions:
Repurchase of convertible notes	—	—	—	—	(910)	—	(910)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	772,642	7	—	—	11,876	—	11,883
Dividends declared from net investment income	—	—	—	—	—	(60,978)	(60,978)
Balance at June 30, 2020	67,342,413	$676	296,044	$(4,291)	$1,024,045	$62,171	$1,082,601
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	41,104	41,104
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	29,775	29,775
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	10,978	10,978
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	285,727	3	—	—	4,487	—	4,490
Dividends declared from net investment income	—	—	—	—	—	(27,728)	(27,728)
Balance at September 30, 2020	67,628,140	$679	296,044	$(4,291)	$1,028,532	$116,300	$1,141,220

(1)	The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$169,962	$124,628
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (gains) losses on investments	(68,233)	6,734
Net change in unrealized gains on foreign currency transactions	(4,289)	(863)
Net change in unrealized (gains) losses on interest rate swaps	4,775	(8,200)
Net realized gains on investments	(6,096)	(7,496)
Net realized gains on extinguishment of debt	—	(739)
Net realized losses on foreign currency transactions	41	121
Net amortization of discount on investments	(16,850)	(20,675)
Amortization of deferred financing costs	4,387	3,813
Amortization of discount on debt	519	416
Purchases and originations of investments, net	(531,756)	(549,087)
Proceeds from investments, net	45,473	21,886
Repayments on investments	476,488	698,809
Paid-in-kind interest	(6,645)	(6,104)
Changes in operating assets and liabilities:
Interest receivable	(834)	3,283
Interest receivable paid-in-kind	16	(180)
Prepaid expenses and other assets	12,614	(3,930)
Management fees payable to affiliate	1,050	(395)
Incentive fees on net investment income payable to affiliate	1,214	1,558
Incentive fees on net capital gains accrued to affiliate	13,548	—
Payable to affiliate	647	1,218
Other liabilities	(20,120)	24,225
Net Cash Provided by Operating Activities	75,911	289,022
Cash Flows from Financing Activities
Borrowings on debt	943,006	615,250
Repayments on debt	(928,963)	(766,748)
Repurchases of debt	—	(31,829)
Deferred financing costs	(7,954)	(4,182)
Proceeds from issuance of common stock, net of offering and underwriting costs	85,904	—
Purchases of treasury stock	—	(2,932)
Dividends paid to stockholders	(162,916)	(97,064)
Net Cash Used in Financing Activities	(70,923)	(287,505)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	4,988	1,517
Cash, cash equivalents, and restricted cash, beginning of period	13,274	14,143
Cash, Cash Equivalents, and Restricted Cash, End of Period	$18,262	$15,660
Supplemental Information:
Interest paid during the period	$23,016	$27,308
Excise and other taxes paid during the period	$4,219	$3,955
Dividends declared during the period	$188,454	$120,064
Reinvestment of dividends during the period	$23,403	$21,201

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At September 30, 2021, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and nine months ended September 30, 2021 we recorded a net expense of $0.1 million and $0.7 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2020, we recorded a net expense of $2.0 million and $4.0 million, respectively, for U.S. federal excise tax and other taxes.

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

In November 2021, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2022, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2021, the Company incurred expenses of $1.2 million and $3.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2020, the Company incurred expenses of $1.1 million and $3.4 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2021, Management Fees (gross of waivers) were $9.5 million and $27.7 million, respectively. For the three and nine months ended September 30, 2020, Management Fees (gross of waivers) were $7.8 million and $23.7 million, respectively.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. Any waived Management Fees are not subject to recoupment by the Adviser. For the three and nine months ended September 30, 2021, Management Fees of less than $0.1 million and $0.2 million, respectively, have been waived pursuant to the Leverage Waiver. The Adviser did not waive any management fees for the three and nine months ended September 30, 2020 pursuant to the Leverage Waiver.

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

For the three and nine months ended September 30, 2021, Incentive Fees were $11.9 million and $36.8 million, respectively, of which $8.5 million and $23.3 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2020, Incentive Fees were $8.7 million and $24.2 million, respectively, all of which were realized and payable to the Adviser. For the three and nine months ended September 30, 2021, $3.4 million and $13.5 million, respectively of Incentive Fees was accrued related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less any cumulative unrealized losses and capital gains incentive fees paid inception to date. For the three and nine months ended September 30, 2020, no Incentive Fees were accrued related to capital gains.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of certain investments and the Leverage Waiver, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

In November 2021, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2022, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,180,077	$2,226,075	$45,998
Second-lien debt investments	—	—	—
Mezzanine debt investments	7,170	16,409	9,239
Equity and other investments	111,143	163,981	52,838
Total Investments	$2,298,390	$2,406,465	$108,075

	December 31, 2020
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,165,100	$2,196,910	$31,810
Second-lien debt investments	4,991	5,037	46
Mezzanine debt investments	8,223	10,982	2,759
Equity and other investments	80,714	85,941	5,227
Total Investments	$2,259,028	$2,298,870	$39,842

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Business services	21.3%	22.2%
Communications	2.2%	2.0%
Education	9.6%	11.2%
Financial services	14.4%	15.7%
Healthcare	8.1%	8.3%
Hotel, gaming and leisure	3.9%	1.6%
Human resource support services	11.2%	9.9%
Insurance	2.3%	2.3%
Internet services	6.7%	5.2%
Marketing services	1.9%	2.0%
Office products	0.3%	0.3%
Oil, gas and consumable fuels	2.0%	1.7%
Other	2.5%	1.3%
Pharmaceuticals	4.0%	2.8%
Real Estate	—	1.7%
Retail and consumer products	9.6%	11.8%
Total	100.0%	100.0%

The geographic composition of investments at fair value at September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
United States
Midwest	12.9%	13.4%
Northeast	20.8%	16.9%
South	25.2%	24.1%
West	35.7%	38.1%
Australia	1.5%	1.7%
Bermuda	—	1.7%
Canada	3.9%	4.1%
Total	100.0%	100.0%

5. Derivatives

Interest Rate Swaps

The Company enters into interest rate swap transactions from time to time to hedge fixed rate debt and certain fixed rate investments. The Company’s interest rate swaps are with one counterparty and are centrally cleared through a registered commodities exchange. Refer to the consolidated schedule of investments for additional disclosure regarding these interest rate swaps.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and nine months ended September 30, 2021 and 2020:

			For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)(2)	7/30/2021	$11,700	$(17)	$1	$(16)	$(102)	$14	$(88)
Interest rate swap (1)	7/30/2022	13,440	(3)	2	(1)	(3)	2	(1)
Interest rate swap	8/1/2022	115,000	(740)	1,294	554	(2,248)	3,881	1,633
Interest rate swap	8/1/2022	50,000	(222)	563	341	(681)	1,688	1,007
Interest rate swap	8/1/2022	7,500	(33)	84	51	(103)	253	150
Interest rate swap	8/1/2022	27,531	(306)	157	(149)	(922)	480	(442)
Interest rate swap	8/1/2022	2,160	(24)	12	(12)	(72)	37	(35)
Interest rate swap	1/22/2023	150,000	(821)	1,688	867	(2,501)	5,063	2,562
Interest rate swap (1)(2)	6/9/2023	5,000	—	—	—	(8)	5	(3)
Interest rate swap	11/1/2024	300,000	(1,880)	2,906	1,026	(5,576)	8,719	3,143
Interest rate swap	11/1/2024	50,000	(340)	484	144	(1,004)	1,453	449
Interest rate swap	11/1/2024	2,500	(25)	16	(9)	(72)	47	(25)
Interest rate swap	8/1/2026	300,000	(1,612)	1,917	305	(4,083)	4,875	792
Total		$1,034,831	$(6,023)	$9,124	$3,101	$(17,375)	$26,517	$9,142

			For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)(3)	6/25/2020	$91,500	$—	$—	$—	$(456)	$440	$(16)
Interest rate swap (1)	7/30/2021	11,700	(44)	9	(35)	(131)	102	(29)
Interest rate swap (1)	7/29/2022	3,200	(11)	3	(8)	(33)	29	(4)
Interest rate swap (1)	7/29/2022	2,150	(1)	1	(0)	(2)	2	(0)
Interest rate swap	8/1/2022	115,000	(787)	1,294	507	(3,135)	3,881	746
Interest rate swap	8/1/2022	50,000	(243)	563	320	(1,067)	1,688	621
Interest rate swap	8/1/2022	7,500	(37)	84	47	(160)	253	93
Interest rate swap	8/1/2022	27,531	(306)	168	(138)	(623)	411	(212)
Interest rate swap	8/1/2022	2,160	(24)	13	(11)	(49)	32	(17)
Interest rate swap	1/22/2023	150,000	(882)	1,688	806	(3,658)	5,062	1,404
Interest rate swap (1)	6/9/2023	5,000	(4)	4	(0)	(5)	4	(1)
Interest rate swap	11/1/2024	300,000	(1,954)	2,906	952	(7,763)	8,719	956
Interest rate swap	11/1/2024	50,000	(352)	484	132	(1,105)	1,238	133
Interest rate swap	11/1/2024	2,500	(24)	16	(8)	(49)	39	(10)
Total		$818,241	$(4,669)	$7,233	$2,564	$(18,236)	$21,900	$3,664

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

(2)	As of September 30, 2021 the notional amount of this interest rate swap was zero.
(3)	As of September 30, 2020 the notional amount of this interest rate swap was zero.

For the three and nine months ended September 30, 2021, the Company recognized $1.5 million and $4.8 million, respectively in net change in unrealized losses, on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the three and nine months ended September 30, 2021, the Company recognized $2.0 million and $14.2 million in net change in unrealized losses, respectively, on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. For the three and nine months ended September 30, 2021, this amount is offset by a decrease of $1.1 million and $7.2 million, respectively, for a change in the carrying value of the 2024 Notes and a decrease of $0.9 million and $7.0 million, respectively, for a change in carrying value of the 2026 Notes.

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

As of September 30, 2021, the swap transactions had a fair value of $9.6 million which is netted against cash collateral received on the Company’s consolidated balance sheet. As of December 31, 2020, the swap transactions had a fair value of $28.6 million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of September 30, 2021, $12.8 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2020, $10.8 million of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2021 and December 31, 2020:

	Fair Value Hierarchy at September 30, 2021
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$6,734	$2,219,341	$2,226,075
Second-lien debt investments	—	—	—	—
Mezzanine debt investments	—	—	16,409	16,409
Equity and other investments	7	37,090	126,884	163,981
Total investments at fair value	$7	$43,824	$2,362,634	$2,406,465
Interest rate swaps	—	9,607	—	9,607
Total	$7	$53,431	$2,362,634	$2,416,072

	Fair Value Hierarchy at December 31, 2020
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$38,359	$2,158,551	$2,196,910
Second-lien debt investments	—	—	5,037	5,037
Mezzanine debt investments	—	—	10,982	10,982
Equity and other investments	3	10,788	75,150	85,941
Total investments at fair value	$3	$49,147	$2,249,720	$2,298,870
Interest rate swaps	—	28,638	—	28,638
Total	$3	$77,785	$2,249,720	$2,327,508

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2021:

	As of and for the Three Months Ended
	September 30, 2021
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,398,267	$6,285	$16,758	$105,073	$2,526,383
Purchases or originations	91,680	—	—	872	92,552
Repayments / redemptions	(271,715)	(5,792)	—	(3,064)	(280,571)
Paid-in-kind interest	2,297	104	61	—	2,462
Net change in unrealized gains (losses)	(7,054)	(933)	(411)	21,274	12,876
Net realized gains (losses)	(19)	—	—	2,729	2,710
Net amortization of discount on securities	5,885	336	1	—	6,222
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,219,341	$—	$16,409	$126,884	$2,362,634

	As of and for the Nine Months Ended
	September 30, 2021
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,551	$5,037	$10,982	$75,150	$2,249,720
Purchases or originations	491,127	—	4,505	19,597	515,229
Repayments / redemptions	(455,783)	(5,791)	—	(15,191)	(476,765)
Paid-in-kind interest	5,825	432	388	—	6,645
Net change in unrealized gains (losses)	7,085	(45)	6,479	38,408	51,927
Net realized gains	8	—	—	13,717	13,725
Net amortization of discount on securities	12,528	367	51	—	12,946
Transfers within Level 3	—	—	(1,816)	1,816	—
Transfers into (out of) Level 3	—	—	(4,180)	(6,613)	(10,793)
Balance, End of Period	$2,219,341	$—	$16,409	$126,884	$2,362,634

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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2021 and 2020:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2021 on	September 30, 2020 on
	Investments Held at	Investments Held at
	September 30, 2021	September 30, 2020
First-lien debt investments	$2	$18,864
Second-lien debt investments	—	58
Mezzanine debt investments	(412)	1,787
Equity and other investments	22,618	10,187
Total	$22,208	$30,896

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2021 on	September 30, 2020 on
	Investments Held at	Investments Held at
	September 30, 2021	September 30, 2020
First-lien debt investments	$13,754	$(1,436)
Second-lien debt investments	—	27
Mezzanine debt investments	6,994	2,716
Equity and other investments	46,242	7,999
Total	$66,990	$9,306

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2021
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,219,341	Income approach	Discount rate	6.2% — 18.3% (9.3%)	Decrease
Mezzanine debt investments	16,409	Income approach (1)	Discount rate	6.2% — 8.8% (8.1%)	Decrease
Equity and other investments	126,884	Market Multiple (2)	Comparable multiple	4.3x — 23.1x (9.6)	Increase
Total	$2,362,634

(1)	Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(2)

Includes $19.4 million of equity investments which were valued using an asset valuation waterfall, $10.3 million of equity investments using a Black-Scholes model, $17.6 million of equity investments using a discounted cash flow approach, and $0.4 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2021 and December 31, 2020, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2022 Convertible Notes	$142,809	$170,723	$142,809	$156,325
2023 Notes	150,000	155,074	150,000	155,010
2024 Notes	347,500	369,731	347,500	359,532
2026 Notes	300,000	301,943	—	—
Total	$940,309	$997,471	$640,309	$670,867
(1)	The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage was 211.6% and 204.5%, respectively.

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,510,000	$184,247	$1,325,753	$171,684
2022 Convertible Notes	142,809	142,809	—	142,161
2023 Notes	150,000	150,000	—	149,142
2024 Notes	347,500	347,500	—	352,727
2026 Notes	300,000	300,000	—	287,400
Total Debt	$2,450,309	$1,124,556	$1,325,753	$1,103,114

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of deferred financing costs and original issue discounts of $12.6 million, $0.6 million, $0.9 million, $4.3 million and $5.6 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $9.6 million and $(7.0) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$10,123	$8,680	$30,014	$27,909
Commitment fees	1,138	923	3,313	2,735
Amortization of deferred financing costs	1,527	1,274	4,387	3,813
Accretion of original issue discount	186	129	519	416
Swap settlement	(3,118)	(2,607)	(9,234)	(3,714)
Total Interest Expense	$9,856	$8,399	$28,999	$31,159
Average debt outstanding (in millions)	$1,240.8	$1,006.9	$1,215.7	$1,006.2
Weighted average interest rate	2.3%	2.4%	2.3%	3.2%
Average 1-month LIBOR rate	0.1%	0.2%	0.1%	0.6%

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2020, aggregate commitments under the facility were $1.335 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of February 5, 2021 (the “Tenth Amendment”), the aggregate commitments under the facility were increased to $1.485 billion.  The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion. On September 30, 2021, in accordance with the accordion feature, the aggregate commitments under the facility were increased to $1.510 billion.

Pursuant to the Tenth Amendment, with respect to $1.390 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from January 31, 2024 to February 4, 2025 and the stated maturity date was extended from January 31, 2025 to February 4, 2026. Subsequent to the Tenth Amendment, on April 12, 2021 an additional $70.0 million of existing commitments were extended to these revolving period and stated maturity dates. On September 30, 2021, the aggregate commitments under the facility increased an additional $25.0 million in accordance with the accordion feature. As a result, $1.485 billion of total commitments are subject to these revolving period and stated maturity dates. For the remaining $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had outstanding debt denominated in Australian dollars (AUD) of 51.2 million, Canadian dollars (CAD) of 74.2 million, and Euro (EUR) of 33.1 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of September 30, 2021 and December 31, 2020, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of September 30, 2021 and December 31, 2020, the Company was in compliance with the terms of the Revolving Credit Facility.

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of September 30, 2021, the estimated adjusted conversion price was approximately $18.53 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $115.0 million, which matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

In June 2018, the Company issued an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115 million aggregate principal amount of the Company’s existing 2022 Convertible Notes issued in February 2017. In connection with the reopening of the 2022 Convertible Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $50.0 million and $7.5 million, which matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes. As a result of the additional swaps, the Company’s effective interest rate on the additional 2022 Convertible Notes is approximately three-month LIBOR plus 1.60%. See Note 5 for further information related to the Company’s interest rate swaps.

During the year ended December 31, 2020, the Company repurchased on the open market and extinguished $29.7 million in aggregate principal amount of the 2022 Convertible Notes for $29.5 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.7 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchases of the 2022 Convertible Notes, the Company entered into floating-to-fixed interest rate swaps with an aggregate notional amount equal to the amount of 2022 Convertible Notes repurchased, which had the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the remaining principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, the Company’s effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

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

On September 30, 2021, the Company notified the trustee and holders of the 2022 Convertible Notes that the terms of one of the conversion features had been met and the notes were eligible for conversion at the option of the holders.  The notes remained convertible until October 12, 2021.  During this period $42.8 million aggregate principal amount of notes were surrendered for conversion and the Company elected combination settlement. The settlement of the converted notes is expected to occur after the 40 day observation period described in the notes indenture.

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

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense related to the 2022 Convertible Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$1,607	$1,596	$4,838	$5,252
Accretion of original issue discount	—	41	—	173
Amortization of deferred financing costs	195	195	580	670
Total Interest Expense	$1,802	$1,832	$5,418	$6,095

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three and nine months ended September 30, 2021, the Company received $2.1 million and $6.3 million, respectively, and paid $1.3 million and $4.0 million, respectively, related to the settlements of its interest rate swaps related to the 2022 Convertible Notes. During the three and nine months ended September 30, 2020, the Company received $2.1 million and $6.3 million, respectively, and paid $1.4 million and $5.0 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2022 Convertible Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2021 and December 31, 2020, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	September 30, 2021	December 31, 2020
Principal amount of debt	$142,809	$142,809
Original issue discount, net of accretion/amortization	—	(284)
Deferred financing costs	(648)	(1,228)
Carrying value of debt	$142,161	$141,297
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate was three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. See Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of September 30, 2021 and December 31, 2020, the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

The average daily closing price of the Company’s common stock for the three and nine months ended September 30, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of September 30, 2021. The average daily closing price of the Company’s common stock for the three and nine months ended September 30, 2020 was less than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of September 30, 2020.

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

In connection with the 2023 Notes offering, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $150.0 million, which matures on January 22, 2023, matching the maturity date of the 2023 Notes. As a result of the swap, the Company’s effective interest rate on the 2023 Notes is three-month LIBOR plus 1.99%. See Note 5 for further information about the Company’s interest rate swaps.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of September 30, 2021 and December 31, 2020 the effective hedge interest rate swaps had a fair value of $9.6 million and $16.8 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

During the year ended December 31, 2020, the Company repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.1 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchase of the 2024 Notes, the Company entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which had the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the remaining principal amount of the 2024 Notes outstanding. As a result of the swap, the Company’s effective interest rate on the outstanding 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of September 30, 2021 the effective hedge interest rate swaps had a fair value of $(7.0) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense related to the 2023 Notes, 2024 Notes and 2026 Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$6,929	$5,016	$20,157	$14,975
Accretion of original issue discount	186	87	519	243
Amortization of deferred financing costs	607	419	1,731	1,232
Total Interest Expense	$7,722	$5,522	$22,407	$16,450

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. During the three and nine months ended September 30, 2021 the Company received $7.0 million and $20.2 million, respectively, and paid $4.7 million and $13.2 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. During the three and nine months ended September 30, 2020 the Company received $5.1 million and $15.1 million, respectively, and paid $3.2 million and $12.6 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023 and 2024 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2021 and December 31, 2020 the components of the carrying value of the 2023 Notes, 2024 Notes and 2026 Notes and the stated interest rate were as follows:

	September 30, 2021			December 31, 2020
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes
Principal amount of debt	$150,000	$347,500	$300,000	$150,000	$347,500
Original issue discount, net of accretion	(13)	(1,182)	(1,948)	(20)	(1,445)
Deferred financing costs	(845)	(3,142)	(3,614)	(1,327)	(3,903)
Fair value of an effective hedge	—	9,551	(7,038)	—	16,769
Carrying value of debt	$149,142	$352,727	$287,400	$148,653	$358,921
Stated interest rate	4.50%	3.875%	2.50%	4.50%	3.875%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of September 30, 2021 the Company’s swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes is three month LIBOR plus 1.99%, 2.28% (on a weighted average basis), and 1.91%, respectively. As of December 31, 2020 the Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.28% (on a weighted average basis), respectively.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

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

As of September 30, 2021 and December 31, 2020, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2021	December 31, 2020
Alpha Midco, Inc. - Delayed Draw	$4,982	$5,000
American Achievement, Corp. - Revolver	2,403	—
AvidXchange, Inc. - Delayed Draw	4,380	4,626
Axonify, Inc. - Delayed Draw	7,684	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	12,500	22,500
Clinicient, Inc. - Revolver	1,600	1,600
DaySmart Holdings, LLC - Delayed Draw	5,276	11,182
Destiny Solutions Parent Holding Company - Delayed Draw	11,733	—
ExtraHop Networks, Inc. - Delayed Draw	26,162	—
Factor Systems, Inc. - Delayed Draw	—	13,333
ForeScout Technologies, Inc. - Revolver	500	500
G Treasury SS, LLC - Delayed Draw	6,295	2,816
Ibis Intermediate Co. - Delayed Draw	6,338	—
Integration Appliance, Inc. - Revolver	—	1,310
IntelePeer Holdings, Inc. - Delayed Draw	2,979	2,876
InvMetrics Holdings, Inc. - Revolver	1,900	1,900
IRGSE Holding Corp. - Revolver	253	97
Kyriba Corp. - Delayed Draw	3,053	3,053
Kyriba Corp. - Revolver	32	10
Lexipol, LLC - Delayed Draw	—	189
Lithium Technologies, LLC - Revolver	3,299	1,979
Lucidworks, Inc. - Revolver	3,333	3,333
Netwrix Corp. - Delayed Draw	5,400	16,492
Netwrix Corp. - Revolver	2,751	2,751
Nintex Global, Ltd. - Revolver	909	909
PageUp People, Ltd. - Revolver	3,612	3,858
Passport Labs, Inc. - Delayed Draw	5,556	—
Passport Labs, Inc. - Revolver	2,778	—
PayScale Holdings, Inc. - Delayed Draw	—	7,667
PrimeRevenue, Inc. - Delayed Draw	250	550
PrimeRevenue, Inc. - Revolver	6,250	6,250
ReliaQuest Holdings, LLC - Delayed Draw	24,081	29,289
ReliaQuest Holdings, LLC - Revolver	2,800	2,800
ResMan, LLC - Delayed Draw	—	7,414
ResMan, LLC - Revolver	—	2,000
Sprinklr - Delayed Draw Convertible Note	—	3,750
Valant Medical Solutions, Inc. - Delayed Draw	1,424	1,964
Valant Medical Solutions, Inc. - Revolver	500	500
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15,556	15,556
WideOrbit, Inc. - Revolver	4,756	4,756
Workwell Acquisition Co. - Delayed Draw	10,000	10,000
Total Portfolio Company Commitments (1)(2)	$191,325	$192,810

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

Other Commitments and Contingencies

As of September 30, 2021 and December 31, 2020, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2021 and December 31, 2020, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2021 and 2020. All shares issued to stockholders in the tables below are newly issued shares.

	Nine Months Ended
	September 30, 2021
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 4, 2020	Base	December 15, 2020	January 15, 2021	211,904
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	24,196
February 17, 2021	Base	March 15, 2021	April 15, 2021	165,400
February 17, 2021	Special	March 25, 2021	April 8, 2021	483,361
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	30,924
May 4, 2021	Base	June 15, 2021	July 15, 2021	187,442
August 3, 2021	Supplemental	August 31, 2021	September 30, 2021	11,852
Total Shares Issued				1,115,079

	Nine Months Ended
	September 30, 2020
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 5, 2019	Base	December 13, 2019	January 15, 2020	194,470
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	57,674
February 19, 2020	Base	March 13, 2020	April 15, 2020	299,058
February 19, 2020	Special	April 15, 2020	April 30, 2020	193,723
February 19, 2020	Special	June 15, 2020	June 30, 2020	279,861
May 5, 2020	Base	June 15, 2020	July 15, 2020	285,727
Total Shares Issued				1,310,513

(1)	See Note 11 for further information on base, supplemental and special dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 2, 2021. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the nine months ended September 30, 2020, the Company repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the nine months ended September 30, 2021.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings per common share—basic
Numerator for basic earnings per share	$54,956	$81,857	$169,962	$124,628
Denominator for basic weighted average shares	72,808,730	67,584,660	71,696,874	67,068,166
Earnings per common share—basic	$0.75	$1.21	$2.37	$1.86
Earnings per common share—diluted
Numerator for increase in net assets per share	$54,956	$81,857	$169,962	$124,628
Adjustment for interest expense and deferred financing costs on Convertible Notes, incentive fee and excise tax, net	1,428	—	4,294	—
Numerator for diluted earnings per share	$56,384	$81,857	$174,256	$124,628
Denominator for basic weighted average shares	72,808,730	67,584,660	71,696,874	67,068,166
Adjustment for dilutive effect of Convertible Notes	7,706,681	—	7,706,681	—
Denominator for diluted weighted average shares	80,515,411	67,584,660	79,403,555	67,068,166
Earnings per common share—diluted	$0.70	$1.21	$2.19	$1.86

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

For the purpose of calculating diluted earnings per common share, the average daily closing price of the Company’s common stock for the three and nine months ended September 30, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of September 30, 2021. Therefore, for this period presented in the consolidated financial statements the Company applied the if-converted method for purposes of calculating diluted earnings per common share.

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

The following tables summarize dividends declared during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	$0.05
February 17, 2021	Base	March 15, 2021	April 15, 2021	0.41
February 17, 2021	Special	March 25, 2021	April 8, 2021	1.25
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	0.06
May 4, 2021	Base	June 15, 2021	July 15, 2021	0.41
August 3, 2021	Supplemental	August 31, 2021	September 30, 2021	0.02
August 3, 2021	Base	September 15, 2021	October 15, 2021	0.41
Total Dividends Declared				$2.61

	Nine Months Ended
	September 30, 2020
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	$0.06
February 19, 2020	Base	March 13, 2020	April 15, 2020	0.41
February 19, 2020	Special	April 15, 2020	April 30, 2020	0.25
February 19, 2020	Special	June 15, 2020	June 30, 2020	0.25
May 5, 2020	Base	June 15, 2020	July 15, 2020	0.41
August 4, 2020	Base	September 15, 2020	October 15, 2020	0.41
Total Dividends Declared				$1.79

The dividends declared during the three and nine months ended September 30, 2021 and 2020 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2021 and 2020.

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Per Share Data (7)
Net asset value, beginning of period	$17.16	$16.83

Net investment income (1)	1.34	1.70
Net realized and unrealized gain (1)	1.03	0.15
Total from operations	2.37	1.86
Issuance of common stock, net of offering costs (2)	0.26	0.01
Repurchase of common stock (2)	—	0.01
Repurchase of debt (2)	—	(0.01)
Dividends declared from net investment income (2)	(2.61)	(1.79)
Total increase in net assets	0.02	0.04
Net Asset Value, End of Period	$17.18	$16.87
Per share market value at end of period	$22.21	$17.21
Total return based on market value (3)	19.61%	(11.50)%
Total return based on net asset value (4)	15.33%	10.87%
Shares Outstanding, End of Period	72,848,977	67,628,140
Ratios / Supplemental Data (5)
Ratio of net expenses to average net assets (6)	11.51%	11.40%
Ratio of net investment income to average net assets	10.64%	13.91%
Portfolio turnover	28.17%	28.67%
Net assets, end of period	$1,251,845	$1,141,220

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	The ratios reflect an annualized amount.
(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 11.53% for the nine months ended September 30, 2021.

(7)	Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2021.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2021, we have originated approximately $17.5 billion aggregate principal amount of investments and retained approximately $7.7 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2021, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 88.1% of our total investments based on fair value, had weighted average annual revenue of $108.6 million and weighted average annual EBITDA of $36.9 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2021, the largest single investment based on fair value represented 3.6% of our total investment portfolio.

As of September 30, 2021, the average investment size in each of our portfolio companies was approximately $35.9 million based on fair value.

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

As of September 30, 2021, the largest industry represented 21.3% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2021, approximately 92.5% of our portfolio was invested in secured debt, all of which are in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2021, the weighted average term on new investment commitments in new portfolio companies was 6.0 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2021, we had call protection on 83.5% of our debt investments based on fair value, with weighted average call prices of 107.2% for the first year, 104.4% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of September 30, 2021, 98.9% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 99.4% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $50 billion of assets under management as of September 30, 2021. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 370 investment and operating professionals. As of September 30, 2021, thirty-three (33) of these personnel are dedicated to our business, including twenty-five (25) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2021, 98.9% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 99.4% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2021, 3.5% and 3.3%, respectively, of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of September 30, 2021, our portfolio based on fair value consisted of 92.5% first-lien debt investments, 0.7% mezzanine debt investments, and 6.8% equity and other investments. As of December 31, 2020, our portfolio based on fair value consisted of 95.6% first-lien debt investments, 0.2% second-lien debt investments, 0.5% mezzanine debt investments, and 3.7% equity and other investments.

As of September 30, 2021 and December 31, 2020, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 9.9% and 10.0%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.2% and 10.2%, respectively.

As of September 30, 2021 and December 31, 2020, we had investments in 67 and 70 portfolio companies, respectively, with an aggregate fair value of $2,406.5 million and $2,298.9 million, respectively.

For the three months ended September 30, 2021, the principal amount of new investments funded was $65.4 million in one new portfolio company and four existing portfolio companies. For this period, we had $283.7 million aggregate principal amount in exits and repayments.

For the three months ended September 30, 2020, the principal amount of new investments funded was $332.3 million in twelve new portfolio companies and four existing portfolio companies. For this period, we had $253.1 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended September 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2021	September 30, 2020
New investment commitments:
Gross originations	$572.4	$1,385.3
Less: Syndications/sell downs	467.0	949.8
Total new investment commitments	$105.4	$435.5
Principal amount of investments funded:
First-lien	$65.1	$324.2
Second-lien	—	—
Mezzanine	—	—
Equity and other	0.3	8.1
Total	$65.4	$332.3
Principal amount of investments sold or repaid:
First-lien	$277.6	$247.6
Second-lien	5.8	—
Mezzanine	—	—
Equity and other	0.3	5.5
Total	$283.7	$253.1
Number of new investment commitments in new portfolio companies	1	12
Average new investment commitment amount in new portfolio companies	$75.0	$34.8
Weighted average term for new investment commitments in new portfolio companies (in years)	6.0	3.8
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	10.7%	10.3%
Weighted average spread over LIBOR of new floating rate investment commitments	10.6%	10.1%
Weighted average interest rate on investments fully sold or paid down	9.0%	9.6%

As of September 30, 2021 and December 31, 2020, our investments consisted of the following:

	September 30, 2021		December 31, 2020
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,226.1	$2,180.1	$2,196.9	$2,165.1
Second-lien debt investments	—	—	5.0	5.0
Mezzanine debt investments	16.4	7.2	11.0	8.2
Equity and other investments	164.0	111.1	86.0	80.7
Total	$2,406.5	$2,298.4	$2,298.9	$2,259.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,406.4	100.0%	$2,277.3	99.1%
Non-accrual (1)	0.1	0.0	21.6	0.9
Total	$2,406.5	100.0%	$2,298.9	100.0%

	September 30, 2021		December 31, 2020
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,296.4	99.9%	$2,233.7	98.9%
Non-accrual (1)	2.0	0.1	25.3	1.1
Total	$2,298.4	100.0%	$2,259.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted average total yield of debt and income producing securities (1)	9.9%	10.0%
Weighted average interest rate of debt and income producing securities	9.4%	9.5%
Weighted average spread over LIBOR of all floating rate investments (2)	9.3%	9.3%

(1)	Weighted average total portfolio yield at fair value was 9.3% at September 30, 2021 and 9.5% at December 31, 2020.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2021 and December 31, 2020. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2021			December 31, 2020
Investment	Investments at			Investments at
Performance	Fair Value		Percentage of	Fair Value		Percentage of
Rating	($ in millions)		Total Portfolio	($ in millions)		Total Portfolio
1	$2,192.2		91.1%	$1,996.5		86.8%
2	129.7		5.4	244.1		10.7
3	84.5		3.5	36.7		1.6
4	—		—	—		—
5	0.1	(1)	0.0	21.6	(1)	0.9
Total	$2,406.5		100.0%	$2,298.9		100.0%

(1)	Includes investments with an amortized cost of $1.5 million for which the fair value as of September 30, 2021 and December 31, 2020 was $0.

Results of Operations

Operating results for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total investment income	$71.2	$71.3	$200.3	$207.8
Less: Net expenses	34.6	28.2	103.4	89.6
Net investment income before income taxes	36.6	43.1	96.9	118.2
Less: Income taxes, including excise taxes	0.1	2.0	0.7	4.0
Net investment income	36.5	41.1	96.2	114.2
Net realized gains (losses) (1)	(10.5)	11.0	6.1	8.1
Net change in unrealized gains (1)	29.0	29.8	67.7	2.3
Net increase in net assets resulting from operations	$55.0	$81.9	$170.0	$124.6

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest from investments	$68.6	$62.8	$192.5	$189.1
Dividend income	0.8	0.4	2.6	1.3
Other income	1.8	8.1	5.2	17.4
Total investment income	$71.2	$71.3	$200.3	$207.8

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $62.8 million for the three months ended September 30, 2020 to $68.6 million for the three months ended September 30, 2021. The increase in interest from investments was primarily the result of an increase in prepayment fees related to paydowns, and an increase in interest earned due to a larger average portfolio size for the period ended September 30, 2021 compared to the same period in 2020. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, increased from $3.5 million for the three months ended September 30, 2020 to $3.6 million for the three months ended September 30, 2021. Prepayment fees increased from $5.8 million for the three months ended September 30, 2020 to $6.3 million for the three months ended September 30, 2021. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on five portfolio investments, partial paydowns on three portfolio investments and earning prepayment fees on seven portfolio investments during the three months ended September 30, 2020. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on six portfolio investments, a partial paydown on one portfolio investment, and earning prepayment fees on five portfolio investments during the three months ended September 30, 2021. Other income decreased from $8.1 million for the three months ended September 30, 2020 to $1.8 million for the three months ended September 30, 2021, primarily due to decreased amendment and other fees during the three months ended September 30, 2021 compared to the same period in 2020.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $189.1 million for the nine months ended September 30, 2020 to $192.5 million for the nine months ended September 30, 2021. The increase in interest from investments was primarily a result of an increase in interest earned due to a larger average portfolio size for the period ended September 30, 2021 compared to the same period in 2020 offset by a decrease in accelerated amortization of upfront fees and prepayment fees related to paydowns. Accelerated amortization of upfront fees from unscheduled paydowns decreased from $11.9 million for the nine months ended September 30, 2020 to $9.2 million for the nine months ended September 30, 2021. Prepayment fees decreased from $19.6 million for the nine months ended September 30, 2020 to $11.1 million for the nine months ended September 30, 2021. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on eleven portfolio investments, partial paydowns on seven portfolio investments, partial realizations of two portfolio investments and earning prepayment fees on thirteen portfolio investments during the nine months ended September 30, 2020 and full paydowns on eleven portfolio investments, partial paydowns on three portfolio investments, realizations on two portfolio investments and earning prepayment fees on ten portfolio investments during the nine months ended September 30, 2021. Other income decreased from $17.4 million for the nine months ended September 30, 2020 to $5.2 million for the nine months ended September 30, 2021, primarily due to decreased amendment and other fees earned during the nine months ended September 30, 2021 compared to the same period in 2020.

Expenses

Operating expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest	$9.9	$8.4	$29.0	$31.2
Management fees (net of waivers)	9.5	7.8	27.5	23.7
Incentive fees related to pre-incentive fee net investment income (net of waivers)	8.5	8.7	23.3	24.2
Incentive fees related to realized/unrealized capital gains	3.4	—	13.5	—
Professional fees	1.6	1.6	4.8	5.2
Directors fees	0.2	0.2	0.6	0.6
Other general and administrative	1.5	1.5	4.7	4.7
Net Expenses	$34.6	$28.2	$103.4	$89.6

Interest

Interest expense, including other debt financing expenses, increased from $8.4 million for the three months ended September 30, 2020 to $9.9 million for the three months ended September 30, 2021. This increase was primarily due to an increase in the average debt outstanding from $1,006.9 million for the three months ended September 30, 2020 to $1,240.8 million for the three months ended September 30, 2021, which was partially offset by a decrease in the average interest rate on our debt outstanding from the three months ended September 30, 2020 to the three months ended September 30, 2021. The average interest rate on our debt outstanding decreased from 2.4% for three months ended September 30, 2020 to 2.3% for the three months ended September 30, 2021 primarily due to changes in LIBOR rates.

Interest expense, including other debt financing expenses, decreased from $31.2 million for the nine months ended September 30, 2020 to $29.0 million for the nine months ended September 30, 2021. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding from 3.2% for the nine months ended September 30, 2020 to 2.3% for the nine months ended September 30, 2021.

Management Fees

Management Fees (gross of waivers) increased from $7.8 million for the three months ended September 30, 2020 to $9.5 million for the three months ended September 30, 2021 due to an increase in average assets for the three months ended September 30, 2021 compared to the same period in 2020. Management Fees (net of waivers) increased from $7.8 million for the three months ended September 30, 2020 to $9.5 million for the three months ended September 30, 2021. The Adviser waived Management Fees of less than $0.1 million for the three months ended September 30, 2021 pursuant to the Leverage Waiver. The Advisers did not waive any management fees for the three months ended September 30, 2020.

Management Fees (gross of waivers) increased from $23.7 million for the nine months ended September 30, 2020 to $27.7 million for the nine months ended September 30, 2021 due to an increase in average assets for the nine months ended September 30, 2021 compared to the same period in 2020. Management Fees (net of waivers) increased from $23.7 million for the nine months ended September 30, 2020 to $27.5 million for the nine months ended September 30, 2021. The Adviser waived Management Fees of $0.2 million for the nine months ended September 30, 2021 pursuant to the Leverage Waiver. The Adviser did not waive any Management Fees for the nine months ended September 30, 2020.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income decreased from $8.7 million for the three months ended September 30, 2020 to $8.5 million for the three months ended September 30, 2021. This decrease resulted from a decrease in other income resulting from lower amendment and other fees for the three months ended September 30, 2021. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended September 30, 2021 or 2020. There were no Incentive Fees accrued related to net capital gains for the three months ended September 30, 2020 and $3.4 million of Incentive Fees were accrued for the three months ended September 30, 2021 related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less cumulative unrealized losses and capital gains incentive fees paid inception to date.

Incentive Fees related to pre-Incentive Fee net investment income decreased from $24.2 million for the nine months ended September 30, 2020 to $23.3 million for the nine months ended September 30, 2021. This decrease resulted from a decrease in other income resulting from lower amendment and other fees for the nine months ended September 30, 2021. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the nine months ended September 30, 2021 or 2020. There were no Incentive Fees accrued related to net capital gains for the nine months ended September 30, 2020 and $13.5 million of Incentive Fees were accrued for the nine months ended September 30, 2021 related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less cumulative unrealized losses and capital gains incentive fees paid inception to date.

Professional Fees and Other General and Administrative Expenses

Professional fees remained constant at $1.6 million for the three months ended September 30, 2021 and 2020. Other general and administrative expenses remained constant at $1.5 million for the three months ended September 30, 2021 and 2020.

Professional fees decreased from $5.2 million for the nine months ended September 30, 2020 to $4.8 million for the nine months ended September 30, 2021 primarily due to lower legal fees. Other general and administrative expenses remained constant at $4.7 million for the nine months ended September 30, 2021 and 2020.

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

For the three and nine months ended September 30, 2021, we recorded a net expense of $0.1 million and $0.7 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2020, we recorded a net expense of $2.0 million and $4.0 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gains (losses) on investments	$(10.5)	$11.1	$6.1	$7.5
Net realized gains on extinguishment of debt	—	—	—	0.7
Net realized gains (losses) on foreign currency transactions	(0.0)	0.0	(0.0)	(0.0)
Net realized losses on foreign currency investments	(0.0)	(1.3)	(0.0)	(1.1)
Net realized gains (losses) on foreign currency borrowings	(0.0)	1.2	(0.0)	1.0
Net Realized Gains (Losses)	$(10.5)	$11.0	$6.1	$8.1

Change in unrealized gains on investments	$45.6	$44.5	$97.4	$41.1
Change in unrealized losses on investments	(18.8)	(8.7)	(29.2)	(47.8)
Net Change in Unrealized Gains (Losses) on Investments	$26.8	$35.8	$68.2	$(6.7)
Unrealized gains (losses) on foreign currency borrowings	3.7	(4.5)	4.3	0.8
Unrealized gains (losses) on foreign currency cash	—	(0.0)	—	0.0
Unrealized gains (losses) on interest rate swaps	(1.5)	(1.5)	(4.8)	8.2
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$2.2	$(6.0)	$(0.5)	$9.0

Net Change in Unrealized Gains (Losses)	$29.0	$29.8	$67.7	$2.3

For the three and nine months ended September 30, 2021, we had net realized losses on investments of $10.5 million and net realized gains on investments of $6.1 million respectively, primarily driven by one investment and four investments, respectively. For the three and nine months ended September 30, 2021, we had net realized losses of less than $0.1 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2021, we had net realized losses of less than $0.1 million, on foreign currency investments. For the three and nine months ended September 30, 2021, we had net realized losses of less than $0.1 million, on foreign currency borrowings. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended September 30, 2021, we had $45.6 million in unrealized gains on 32 portfolio company investments, which was offset by $18.8 million in unrealized losses on 38 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening of credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from the unwind of prior period unrealized gains due to realizations and negative portfolio company specific developments. For the nine months ended September 30, 2021, we had $97.4 million in unrealized gains on 48 portfolio company investments, which was offset by $29.2 million in unrealized losses on 29 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening of credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from the unwind of prior period unrealized gains due to realizations and negative portfolio company specific developments.

For the three and nine months ended September 30, 2021, we had unrealized gains on foreign currency borrowings of $3.7 million and $4.3 million, respectively, as a result of fluctuations in the AUD, CAD and EUR exchange rates. For the three and nine months ended September 30, 2021, we had unrealized losses on interest rate swaps of $1.5 million and $4.8 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

For the three and nine months ended September 30, 2020, we had net realized gains on investments of $11.1 million and $7.5 million, respectively, primarily driven by one investment. For the three and nine months ended September 30, 2020, we had net realized gains of zero and $0.7 million, respectively, on extinguishment of debt, as a result of our repurchases of our debt securities. For the three and nine months ended September 30, 2020, we had net realized gains of less than $0.1 million on foreign currency transactions and unrealized losses of less than $0.1 million on foreign currency transactions, respectively, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2020, we had net realized losses of $1.3 million and $1.1 million, respectively, on foreign currency investments. For the three and nine months ended September 30, 2020, we had net realized gains of $1.2 million and $1.0 million, respectively, on foreign currency borrowings. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended September 30, 2020, we had $44.5 million in unrealized gains on 58 portfolio company investments, which was offset by $8.7 million in unrealized losses on 13 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening of credit spreads and positive portfolio company specific adjustments. Unrealized losses primarily resulted from the unwind of prior period unrealized gains due to realizations and negative credit-related adjustments. For the nine months ended September 30, 2020, we had $41.1 million in unrealized gains on 48 portfolio company investments, which was offset by $47.8 million in unrealized losses on 34 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive investment-related adjustments. Unrealized losses primarily resulted from a widening spread environment.

For the three and nine months ended September 30, 2020, we had unrealized losses on foreign currency borrowings of $4.5 million and unrealized gains on foreign currency borrowings of $0.8 million, respectively, as a result of fluctuations in the AUD, CAD and EUR exchange rates. For the three and nine months ended September 30, 2020, we had unrealized losses on foreign currency cash of less than $0.1 and unrealized gains of less than $0.0 million, respectively. For the three and nine months ended September 30, 2020, we had unrealized losses on interest rate swaps of $1.5 million and unrealized gains on interest rate swaps of $8.2 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2021, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 19.1% (based on total capital invested of $5.4 billion and total proceeds from these exited investments of $6.8 billion). Ninety-two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Interest Rate and Foreign Currency Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three and nine months ended September 30, 2021, we incurred $3.7 million and $4.3 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2021.

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

See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2021. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of September 30, 2021 and December 31, 2020, our asset coverage ratio was 211.6% and 204.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2021, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2021, we had approximately $1.3 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2021, we had $18.3 million in cash and cash equivalents, including $12.8 million of restricted cash, an increase of $5.0 million from December 31, 2020. During the nine months ended September 30, 2021, we provided $75.9 million in cash from operating activities as a result of repayments and proceeds from investments of $522.0 million and an increase in net assets resulting from operations of $170.0 million which was partially offset by funding portfolio investments of $531.8 million, and other operating activity of $84.3 million. Lastly, cash used in financing activities was $70.9 million during the period due to paydowns on our Revolving Credit Facility of $928.9 million, dividends paid of $162.9 million, and deferred financing costs of $8.0 million, which was partially offset by borrowings of $943.0 million (including net proceeds of $293.7 million from the issuance of our 2026 Notes), and proceeds from the issuance of common stock, net of offering and underwriting costs, of $85.9 million.

As of September 30, 2021, we had $12.8 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $2.0 million from December 31, 2020 primarily due to increases in the notional amount and fair value of our swaps.

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

During the nine months ended September 30, 2021 and 2020, we also issued 1,115,079 and 1,310,513 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $23.4 million and $21.2 million, respectively. On October 15, 2021, we issued 254,691 shares of our common stock through our dividend reinvestment plan for proceeds of $5.6 million, which is not reflected in the number of shares issued for the nine months ended September 30, 2021 in this section or the consolidated financial statements for the three and nine months ended September 30, 2021.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 2, 2021. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the nine months ended September 30, 2020, we repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. No shares were repurchased during the nine months ended September 30, 2021.

Debt

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,510.0	$184.2	$1,325.8	$171.7
2022 Convertible Notes	142.8	142.8	—	142.2
2023 Notes	150.0	150.0	—	149.1
2024 Notes	347.5	347.5	—	352.7
2026 Notes	300.0	300.0	—	287.4
Total Debt	$2,450.3	$1,124.5	$1,325.8	$1,103.1

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of deferred financing costs and original issue discounts of $12.6 million, $0.6 million, $0.9 million, $4.3 million and $5.6 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $9.6 million and $(7.0) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

As of September 30, 2021 and December 31, 2020, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2020, aggregate commitments under the facility were $1.335 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of February 5, 2021 (the “Tenth Amendment”), the aggregate commitments under the facility were increased to $1.485 billion.  The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $2.0 billion. On September 30, 2021, in accordance with the accordion feature the aggregate commitments under the facility were increased to $1.510 billion.

Pursuant to the Tenth Amendment, with respect to $1.390 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from January 31, 2024 to February 4, 2025 and the stated maturity date was extended from January 31, 2025 to February 4, 2026. Subsequent to the Tenth Amendment, on April 12, 2021 an additional $70.0 million of existing commitments were extended to these revolving period and stated maturity dates. On September 30, 2021, the aggregate commitments under the facility increased an additional $25.0 million in accordance with the accordion feature. As a result, $1.485 billion of total commitments are subject to these revolving period and stated maturity dates. For the remaining $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2021, we had outstanding debt denominated in Australian Dollars (AUD) of 51.2 million, Canadian Dollars (CAD) of 74.2 million, and Euro (EUR) of 33.1 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of September 30, 2021 and December 31, 2020, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

2022 Convertible Notes

In February 2017, we issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of September 30, 2021, the estimated adjusted conversion price was approximately $18.53 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $115.0 million, which matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

In June 2018, we issued an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115 million aggregate principal amount of our 2022 Convertible Notes issued in February 2017. In connection with the reopening of the 2022 Convertible Notes, we entered into interest rate swaps to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $50.0 million and $7.5 million, which matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes. As a result of the additional swaps, our effective interest rate on the additional 2022 Convertible Notes is approximately three-month LIBOR plus 1.60%.

During the year ended December 31, 2020, we repurchased on the open market and extinguished $29.7 million in aggregate principal amount of the 2022 Convertible Notes for $29.5 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.7 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchases of the 2022 Convertible Notes, we entered into floating-to-fixed interest rate swaps with an aggregate notional amount equal to the amount of 2022 Convertible Notes repurchased, which had the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the remaining principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, our effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

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

On September 30, 2021, we notified the trustee and holders of the 2022 Convertible Notes that the terms of one of the conversion features had been met and the notes were eligible for conversion at the option of the holders.  The notes remained convertible until October 12, 2021.  During this period $42.8 million aggregate principal amount of notes were surrendered for conversion and we elected combination settlement. The settlement of the converted notes is expected to occur after the 40 day observation period described in the notes indenture.

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

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of September 30, 2021, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

The average daily closing price of our common stock for the three and nine months ended September 30, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of September 30, 2021.

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

In connection with the 2023 Notes offering, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $150.0 million, which matures on January 22, 2023, matching the maturity date of the 2023 Notes. As a result of the swap, our effective interest rate on the 2023 Notes is three-month LIBOR plus 1.99%.

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

In connection with the 2024 Notes offering and reopening of the 2024 Notes, we entered into interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, our effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

During the year ended December 31, 2020, we repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.1 million. This gain is included in the extinguishment of debt in the accompanying consolidated statements of operations. In connection with the repurchase of the 2024 Notes, we entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which had the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the remaining principal amount of the 2024 Notes outstanding. As a result of the swap, our effective interest rate on the outstanding 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

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

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is

$300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2021 and December 31, 2020, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2021	December 31, 2020
Alpha Midco, Inc. - Delayed Draw	$5.0	$5.0
American Achievement, Corp. - Revolver	2.4	—
AvidXchange, Inc. - Delayed Draw	4.4	4.6
Axonify, Inc. - Delayed Draw	7.7	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	12.5	22.5
Clinicient, Inc. - Revolver	1.6	1.6
DaySmart Holdings, LLC - Delayed Draw	5.3	11.2
Destiny Solutions Parent Holding Company - Delayed Draw	11.7	—
ExtraHop Networks, Inc. - Delayed Draw	26.2	—
Factor Systems, Inc. - Delayed Draw	—	13.3
ForeScout Technologies, Inc. - Revolver	0.5	0.5
G Treasury SS, LLC - Delayed Draw	6.2	2.8
Ibis Intermediate Co. - Delayed Draw	6.3	—
Integration Appliance, Inc. - Revolver	—	1.3
IntelePeer Holdings, Inc. - Delayed Draw	3.0	2.9
InvMetrics Holdings, Inc. - Revolver	1.9	1.9
IRGSE Holding Corp. - Revolver	0.3	0.1
Kyriba Corp. - Delayed Draw	3.1	3.0
Kyriba Corp. - Revolver	0.0	0.0
Lexipol, LLC - Delayed Draw	—	0.2
Lithium Technologies, LLC - Revolver	3.2	2.0
Lucidworks, Inc. - Revolver	3.3	3.3
Netwrix Corp. - Delayed Draw	5.4	16.5
Netwrix Corp. - Revolver	2.8	2.7
Nintex Global, Ltd. - Revolver	0.9	0.9
PageUp People, Ltd. - Revolver	3.6	3.9
Passport Labs, Inc. - Delayed Draw	5.6	—
Passport Labs, Inc. - Revolver	2.8	—
PayScale Holdings, Inc. - Delayed Draw	—	7.7
PrimeRevenue, Inc. - Delayed Draw	0.2	0.6
PrimeRevenue, Inc. - Revolver	6.3	6.3
ReliaQuest Holdings, LLC - Delayed Draw	24.0	29.3
ReliaQuest Holdings, LLC - Revolver	2.8	2.8
ResMan, LLC - Delayed Draw	—	7.4
ResMan, LLC - Revolver	—	2.0
Sprinklr - Delayed Draw Convertible Note	—	3.8
Valant Medical Solutions, Inc. - Delayed Draw	1.4	2.0
Valant Medical Solutions, Inc. - Revolver	0.5	0.5
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	15.6	15.6
WideOrbit, Inc. - Revolver	4.8	4.8
Workwell Acquisition Co. - Delayed Draw	10.0	10.0
Total Portfolio Company Commitments (1)(2)	$191.3	$192.8

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

Other Commitments and Contingencies

As of September 30, 2021 and December 31, 2020, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2021 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$184.2	$—	$—	$184.2	$—
2022 Convertible Notes	142.8	142.8	—	—	—
2023 Notes	150.0	—	150.0	—	—
2024 Notes	347.5	—	—	347.5	—
2026 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,124.5	$142.8	$150.0	$831.7	$—

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

As of September 30, 2021, 98.9% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 99.4% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of September 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$45.1	$33.7	$11.4
Up 200 basis points	$23.2	$22.5	$0.7
Up 100 basis points	$2.9	$11.3	$(8.4)
Down 25 basis points	$(0.1)	$(2.6)	$2.5
Down 50 basis points	$(0.1)	$(5.1)	$5.0

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of September 30, 2021, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of September 30, 2021, we had $1,124.6 million of outstanding indebtedness, which had an annualized interest cost of 2.26% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes. As of September 30, 2021, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91%.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of September 30, 2021

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-21.5%	-11.8%	-2.0%	7.7%	17.5%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of September 30, 2021. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2021.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at September 30, 2021 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 2.3% by the approximately $1,124.6 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at September 30, 2021 to determine the “Corresponding return to stockholder.”

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: November 2, 2021	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: November 2, 2021	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer