Form 10-K
period 2021-12-31
Sixth Street Specialty Lending, Inc.
filed 2022-02-17
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, based on the closing price on that date of $22.19 on The New York Stock Exchange, was approximately $1,546,301,637. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 17, 2022 was 76,005,084.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2022 annual meeting of stockholders are incorporated by reference in Part III.

SIXTH STREET SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2021

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

•	such an economic downturn could also impact availability and pricing of our financing;
•	an inability to access the capital markets could impair our ability to raise capital and our investment activities;
•	inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•	the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and elsewhere in our filings with the SEC.

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

PART I

In this Annual Report, except where the context suggests otherwise, the terms “TSLX,” “we,” “us,” “our,” and “the Company” refer to Sixth Street Specialty Lending, Inc. The term “Adviser” refers to Sixth Street Specialty Lending Advisers, LLC, a Delaware limited liability company. The term “Sixth Street” refers to Sixth Street Partners, LLC (formerly known as “TSSP” or “TPG Sixth Street Partners”). The term “TPG” refers to TPG Global, LLC and its affiliates.

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2021, we have originated approximately $20.1 billion aggregate principal amount of investments and retained approximately $8.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2021, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 88.8% of our total investments based on fair value, had weighted average annual revenue of $114.4 million and weighted average annual EBITDA of $32.3 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2021, based on fair value our portfolio consisted of 91.2% first-lien debt investments, 1.7% second-lien debt investments, 0.7% mezzanine investments, and 6.4% equity and other investments. As of December 31, 2021, 98.9% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 99.4% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2021 we had investments in 72 portfolio companies, with an average investment size of approximately $35.0 million based on fair value. As of December 31, 2021, the largest single investment based on fair value represented 3.4% of our total investment portfolio.

As of December 31, 2021, our portfolio was invested across 15 different industries. The largest industries in our portfolio as of December 31, 2021 were business services and retail and consumer products, which represented, as a percentage of our portfolio, 16.8%, and 12.3% respectively, based on fair value.

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

Sixth Street is a global investment business with approximately $60 billion of assets under management. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 370 investment and operating professionals. As of December 31, 2021, thirty three (33) of these personnel are dedicated to our business, including twenty five (25) investment professionals.

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

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On December 28, 2021, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

In November 2021, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2022, and may be extended subject to required approvals.

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

Issuance of Formal Commitment

Approval of an investment requires the approval of the Investment Review Committee. Once we have determined that a prospective portfolio company is suitable for investment, we work with the management or financial sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

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

Investments

As of December 31, 2021 and 2020, we had made investments with an aggregate fair value of $2,521.6 million and $2,298.9 million, respectively, in 72 and 70 portfolio companies, respectively.

Investments consisted of the following at December 31, 2021 and 2020:

	December 31, 2021
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,265.6	$2,298.9	$33.3
Second-lien debt investments	42.6	42.7	—
Mezzanine debt investments	9.4	18.6	9.2
Equity and other investments	114.4	161.4	47.0
Total Investments	$2,432.0	$2,521.6	$89.5

	December 31, 2020
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,165.1	$2,196.9	$31.8
Second-lien debt investments	5.0	5.0	—
Mezzanine debt investments	8.2	11.0	2.8
Equity and other investments	80.7	86.0	5.3
Total Investments	$2,259.0	$2,298.9	$39.9

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Business Services	16.8%	22.2%
Communications	3.5%	2.0%
Education	12.2%	11.2%
Financial Services	11.4%	15.7%
Healthcare	8.4%	8.3%
Hotel, Gaming and Leisure	2.4%	1.6%
Human Resource Support Services	11.9%	9.9%
Insurance	—	2.3%
Internet Services	8.7%	5.2%
Marketing Services	1.8%	2.0%
Office Products	0.2%	0.3%
Oil, Gas and Consumable Fuels	3.7%	1.7%
Other	1.6%	1.3%
Pharmaceuticals	3.8%	2.8%
Real Estate	—	1.7%
Retail and Consumer Products	12.3%	11.8%
Transportation	1.3%	—
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the product or services (such as software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
United States
Midwest	12.5%	13.4%
Northeast	24.2%	16.9%
South	23.4%	24.1%
West	31.8%	38.1%
Australia	2.4%	1.7%
Bermuda	—	1.7%
Canada	5.7%	4.1%
Total	100.0%	100.0%

Investment Commitments

As of December 31, 2021 and 2020, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2021	December 31, 2020
Alpha Midco, Inc. - Delayed Draw	$4.4	$5.0
American Achievement, Corp. - Revolver	2.4	—
AvidXchange, Inc. - Delayed Draw	1.0	4.6
Axonify, Inc. - Delayed Draw	6.9	—
Bayshore Intermediate #2, L.P. - Revolver	2.4	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	12.5	22.5
BlueSnap, Inc. - Delayed Draw & Revolver	12.5	—
Clinicient, Inc. - Revolver	1.6	1.6
DaySmart Holdings, LLC - Delayed Draw	4.6	11.2
Destiny Solutions Parent Holding Company - Delayed Draw	6.5	—
Dye & Durham Corp. - Delayed Draw & Revolver	7.9	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	16.7	—
EMS Linq, Inc. - Revolver	8.8	—
ExtraHop Networks, Inc. - Delayed Draw	24.4	—
Factor Systems, Inc. - Delayed Draw	—	13.3
ForeScout Technologies, Inc. - Revolver	0.5	0.5
G Treasury SS, LLC - Delayed Draw	6.9	2.8
Ibis Intermediate Co. - Delayed Draw	6.3	—
Integration Appliance, Inc. - Revolver	—	1.3
IntelePeer Holdings, Inc. - Delayed Draw	2.6	2.9
InvMetrics Holdings, Inc. - Revolver	—	1.9
IRGSE Holding Corp. - Revolver	0.7	0.1
Kyriba Corp. - Delayed Draw & Revolver	0.0	3.0
Lexipol, LLC - Delayed Draw	—	0.2
Lithium Technologies, LLC - Revolver	2.0	2.0
Lucidworks, Inc. - Revolver	3.3	3.3
Netwrix Corp. - Delayed Draw & Revolver	6.4	19.2
Neuintel, LLC - Delayed Draw	8.6	—
Nintex Global, Ltd. - Revolver	—	0.9
PageUp People, Ltd. - Delayed Draw & Revolver	30.2	3.9
Passport Labs, Inc. - Delayed Draw & Revolver	8.3	—
PayScale Holdings, Inc. - Delayed Draw	—	7.7
PrimePay Intermediate, LLC - Delayed Draw	8.0	—
PrimeRevenue, Inc. - Delayed Draw & Revolver	6.5	6.8
Project44, Inc. - Delayed Draw	19.9	—
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	29.9	32.1
ResMan, LLC - Delayed Draw & Revolver	—	9.4
Sprinklr, Inc. - Delayed Draw Convertible Note	—	3.8
Tango Management Consulting, LLC - Delayed Draw & Revolver	38.8	—
TRP Assets, LLC - Delayed Draw	18.0	—
Valant Medical Solutions, Inc. - Delayed Draw & Revolver	—	2.4
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7.8	15.6
WideOrbit, Inc. - Revolver	4.8	4.8
Workwell Acquisition Co. - Delayed Draw	10.0	10.0
Total Portfolio Company Commitments (1)(2)	$332.1	$192.8

(1)

Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

(2)	Our estimate of the fair value of the current investments in these portfolio companies includes as analysis of the fair value of any unfunded commitments.

Other Commitments and Contingencies

As of December 31, 2021 and 2020, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2021, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2021 and 2020, our asset coverage was 205.4% and 204.5%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,510.0	$316.4	$1,193.6	$304.6
2022 Convertible Notes	100.0	100.0	—	99.7
2023 Notes	150.0	150.0	—	149.3
2024 Notes	347.5	347.5	—	347.9
2026 Notes	300.0	300.0	—	284.5
Total Debt	$2,407.5	$1,213.9	$1,193.6	$1,186.0

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of deferred financing costs and original issue discounts totaling $11.8 million, $0.3 million, $0.7 million, $4.0 million and $5.3 million, respectively.

(3)

The carrying value of the 2024 Notes and 2026 Notes is presented inclusive of an incremental $4.4 million and $(10.2) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts totaling $10.8 million, $1.5 million, $1.3 million and $5.3 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $16.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

($ in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Interest expense	$39.7	$36.5	$39.1
Commitment fees	4.4	3.7	2.9
Amortization of deferred financing costs	6.1	5.1	4.8
Accretion of original issue discount	0.7	0.5	0.9
Swap settlement	(12.1)	(6.4)	1.4
Total Interest Expense	$38.8	$39.4	$49.1
Average debt outstanding	$1,223.4	$1,001.6	$913.4
Weighted average interest rate	2.3%	3.0%	4.4%
Average 1-month LIBOR rate	0.1%	0.5%	2.2%

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

No action is required on the part of a registered stockholder to have its cash dividend or other distribution reinvested in our common stock. A registered stockholder is able to elect to receive an entire cash dividend or distribution in cash by notifying American Stock Transfer & Trust Company, LLC, the plan administrator and our transfer agent and registrar, in writing, so that notice is received by the plan administrator no later than 10 days prior to the record date for the cash dividend or distributions to the stockholders. The plan administrator has set up an account for shares acquired through the plan for each stockholder who has not elected to receive cash dividends or distributions in cash and hold the shares in non-certificated form.

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

In addition to our Adviser, Sixth Street has a team of over 370 investment and operating professionals. As of December 31, 2021, thirty three (33) of these personnel are dedicated to our business, including twenty five (25) investment professionals.

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

For each of the years ended December 31, 2021, 2020, and 2019, Management Fees (gross of waivers) were $37.1 million, $32.1 million and $30.1 million, respectively.

For the year ended December 31, 2021, Management Fees of $0.2 million were waived consisting solely of Management Fees pursuant to the Leverage Waiver. The Adviser did not waive any Management Fees for the years ended December 31, 2020 and 2019.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the year ended December 30, 2021, Management Fees of $0.2 million, have been waived pursuant to the Leverage Waiver. The Adviser did not waive any Management Fees for the years ended December 31, 2020 and 2019 pursuant to the Leverage Waiver.

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

For the years ended December 31, 2021, 2020 and 2019, Incentive Fees were $46.6 million, $32.9 million and $27.2 million, respectively, of which $33.1 million, $31.5 million, and $27.2 million, respectively, were realized and payable to the Adviser. For the years ended December 31, 2021 and 2020, $13.5 million and $1.4 million, respectively, of Incentive Fees were accrued related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less any cumulative unrealized losses and capital gains Incentive Fees paid inception to date. As of December 31, 2021, these accrued Incentive Fees are not contractually payable to the Adviser. For the year ended December 31, 2019, no Incentive Fees were accrued related to capital gains.

The Adviser did not waive any Incentive Fees for the years ended December 31, 2021, 2020 and 2019. Any waived Incentive Fees are not subject to recoupment by the Adviser.

Since our IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to our ownership of certain investments and the Leverage Waiver, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the years ended December 31, 2021, 2020, and 2019, we incurred expenses of $4.8 million, $3.8 million, and $4.2 million, respectively, for administrative services payable under the terms of the Administration Agreement, which are included in Other general and administrative expenses.

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

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as our director receives any compensation from us for his or her services as a director. However, we reimburse the Adviser or its affiliates for the allocable portion of the costs of compensation, benefits, and related administrative expenses of our officers who provide operational and administrative services to us pursuant to the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate). Such reimbursable amounts include the allocable portion of the compensation paid by the Adviser or its affiliates to our Chief Financial Officer, Chief Compliance Officer, and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement, including individuals who provide “back office” or “middle office” financial, operational, legal and/or compliance services to us. We reimburse the Adviser or its affiliates for the allocable portion of the compensation paid by the Adviser or its affiliates to such individuals based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs and in acting on behalf of us. We may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2022, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, Sixth Street, and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed the Investment Advisory Agreement in November 2021. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

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

The Board also takes into consideration the reimbursement of expenses incurred by the Adviser on our behalf when determining whether to approve renewal of the Investment Advisory Agreement and the Administration Agreement. No one factor was given greater weight than any others, but rather the Board considered all factors collectively as a whole.

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. See “—Senior Securities” for more information. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2021 and 2020, our asset coverage was 205.4% and 204.5% respectively.

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

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate for us to invest, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On December 28, 2021, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

As of December 31, 2021 and 2020, our asset coverage was 205.4% and 204.5% respectively.

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

If in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to our stockholders as ordinary dividends to the extent of our current or accumulated earnings and profits, and distributions would not be required. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five years.

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

•	Changes in laws or regulations governing our operations may adversely affect our business.
•	The effect of global climate change may impact the operations of our portfolio companies.

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

As of December 31, 2021, we had $1,213.9 million principal amount of outstanding indebtedness, which had an annualized interest cost of 2.3% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes.

As of December 31, 2021, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis), the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91%.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2021

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-22.1%	-12.1%	-2.1%	7.9%	17.9%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2021. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2021.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2021 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 2.3% by the approximately $1,213.9 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2021 to determine the “Corresponding return to stockholder.”

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

In addition, the Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. The Adviser receives the Incentive Fee based, in part, upon capital gains realized on our investments. Unlike the portion of the Incentive Fee that is based on income, there is no hurdle rate applicable to the portion of the Incentive Fee based on capital gains. As a result, the Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-

producing investments. Such a practice could result in our making more speculative investments than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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

As of December 31, 2021 and 2020, we elected to retain approximately $32 million and $121 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded an expense of $0.7 million and $5.8 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

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

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. Amounts drawn under the Revolving Credit Facility in U.S. dollars also currently bear interest at LIBOR plus a margin,  and obligations under interest rate swaps we enter into are referenced to LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. As of January 1, 2022, consistent with FCA’s prior announcement, British pound, euro, Swiss franc and Japanese yen settings and the one-week and two-month U.S. dollar LIBOR settings are no longer available.  Until the end of 2022, one-month, three-month, and six-month British pound and Japanese yen LIBOR settings will continue publication on a changed methodology (i.e., “synthetic”) basis, but these synthetic rates may only be used in legacy LIBOR contracts, other than cleared derivatives, that have not been changed at or ahead of the end of 2021.  The remaining U.S. dollar LIBOR settings will permanently cease immediately after June 30, 2023, providing additional time to address the legacy contracts that reference such U.S. dollar LIBOR settings. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. Because of this uncertainty, we cannot reasonably estimate the expected impact of a transition away from LIBOR to our business.

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

When LIBOR ceases to exist or degrades to the degree that it is no longer representative of the underlying market, we may need to renegotiate the credit agreements extending beyond 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns. In addition, when LIBOR ceases to exist or degrades to the degree that it is no longer representative of the underlying market, we may need to renegotiate certain terms of our Revolving Credit Facility to replace LIBOR with new standards that are established in its place. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital. In December 2021, we entered into an amendment to our Revolving Credit Facility to reflect alternative reference rates based on the Sterling Overnight Index Average for Sterling loans, the Swiss Average Rate Overnight for Swiss Franc loans, the Tokyo Interbank Offered Rate for Japanese

Yen loans and the Euro Interbank Offered Rate for Euro loans. When LIBOR ceases to exist or degrades to the degree that it is no longer representative of the underlying market, we will also have to renegotiate the terms of any outstanding interest rate swaps.

A significant majority of our investments have historically had interest rates with a LIBOR reference. As a result, the transition away from LIBOR could adversely impact us. Even if replacement conventions (e.g., SOFR) are adopted in the lending and bond markets, it is uncertain whether they might affect us as an investor in floating-rate instruments, including by: (a) affecting liquidity of our investments in the secondary market and their market value; (b) reducing the interest rate earned by the Fund as a holder of such Investments (either generally or in certain market cycles) due to the use of a collateralized, overnight rate and credit spread adjustments instead of an unsecured, term rate; or (c) causing us to incur expenses to manage the transition away from LIBOR. Also, while it is common for recently issued instruments to contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology and mechanisms to amend the applicable reference rate, not all instruments have such provisions and there are significant uncertainties regarding the effectiveness of any such alternative methodologies. As such, we may need to renegotiate the terms of credit agreements with certain issuers of investments that utilize LIBOR in order to replace it with the new standard convention that is established, which could result in increased costs for us.

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

In late 2019 and early 2020, the novel coronavirus SARS-CoV-2 and related respiratory disease COVID-19 emerged in China and spread rapidly across the world, including to the United States. This outbreak has led to, and for an unknown and potentially significant period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby. To date, cross border commercial activity and market sentiment have been negatively impacted by the outbreak and government and other measures seeking to contain its spread. With respect to the U.S. credit markets, and middle market loans and the businesses of our portfolio companies in particular, this outbreak has resulted in, and is likely to continue to result in, among other things, government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees; rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses; and liquidity issues. While these effects are hoped to be temporary, some effects could be persistent or even permanent. We cannot predict when, or if, the impacts of the COVID-19 pandemic may lessen, including whether new variants will emerge and how severe they will be. As a result, these conditions could result in (i) increased draws by some eligible borrowers on revolving lines of credit and/or (ii) increased requests by some borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. Further, volatility and disruption of these markets has led to greater volatility in pricing and spreads, and may lead to difficulty in valuing loans during these periods. This outbreak and its effects are having, and the effects of any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and the transition of presidential power in the United States, has led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, after raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Following recent heightened inflation, the Federal Reserve may raise the target rate more than once in 2022. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

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

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. We and our affiliates, including investment funds managed by our affiliates, are only permitted to co-invest in accordance with the terms of the exemptive order or in the limited circumstances otherwise currently permitted by regulatory guidance. On December 28, 2021, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk and interest rate risk related to specific portfolio companies. In addition, in connection with our 2022 Convertible Notes, 2023 Notes, and 2024 Notes which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

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

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Our cleared OTC derivatives (such as the interest rate swaps we entered into in connection with certain investments in portfolio companies and our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes) are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared.  The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk.  Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

The Dodd-Frank Act and the rules adopted by the CFTC and SEC thereunder also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and recordkeeping requirements.  Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

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

If we were unable to satisfy the conditions of CFTC Rule 4.5 in the future, our Adviser may be subject to registration with the CFTC as a CPO, unless it can rely on a different exclusion, exemption or no-action relief. Registered CPOs must comply with numerous substantive regulations related to disclosure, reporting and recordkeeping, and are required to become members of the NFA, and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements could increase our expenses and impact performance.

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

•	loss of RIC or BDC status;
•	changes or perceived changes in earnings or variations in operating results;
•	changes in our portfolio of investments;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	any downgrades to our credit rating or placement on a negative watch status by a credit rating agency;
•	departure of the Adviser’s or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	short-selling pressure with respect to shares of our common stock or BDCs generally;
•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including our 2022 Convertible Notes;
•	uncertainty surrounding the strength of the U.S. economy;
•	concerns regarding European sovereign debt and Brexit;
•	concerns regarding volatility in the Chinese stock market and Chinese currency;
•	concerns regarding U.S. and global tariffs and trade policy;
•	fluctuations in base interest rates, such as LIBOR, SOFR, EURIBOR, SONIA, the Federal Funds Rate or the Prime Rate;
•	the impact of public health epidemics on the global economy, such as the COVID-19 pandemic and its worldwide impact;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

Our 2022 Convertible Notes are convertible into shares of our common stock beginning on February 1, 2022, or earlier, under certain circumstances. Upon conversion of our 2022 Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The estimated adjusted conversion price of the 2022 Convertible Notes is $18.07 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2022 Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

We have entered into an agreement with Goldman Sachs & Co. LLC, which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman Sachs & Co. LLC, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or May 31, 2022.

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

The effect of global climate change may adversely affect our business and impact the operations of our portfolio companies.

We and our portfolio companies face risks associated with climate change including risks related to the impact of climate-and ESG-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us or our portfolio companies and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively. At the portfolio company level, while we have increasingly and substantially sought to invest in sectors that are inherently lower carbon intensity (e.g., business services) which decreases transition risk, there are still individual portfolio companies in these and other sectors that could face transition risk if carbon-related regulations or taxes are implemented.  Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could negatively impact portfolio company financial performance and regulatory jeopardy. For our portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our portfolio companies that rely locations in the affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses that focus on tourism or recreational travel. Additionally, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

Holders

As of February 17, 2022, there were approximately 2 holders of record of our common stock (including Cede & Co.).

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the total return on our common stock from December 31, 2016 to December 31, 2021 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index (“Leverage Loan Index”), and the Bloomberg Barclays US Corporate High Yield Total Return Index (“High Yield Bond Index”). This graph assumes that on December 31, 2016, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the Leverage Loan Index and the High Yield Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The performance included in the below graph is not necessarily indicative of future performance.

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2021 is attached as an exhibit to this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit
Revolving Credit Facilities
December 31, 2021	$316.4	$2,053.6	$—
December 31, 2020	472.3	2,045.4	—	N/A
December 31, 2019	495.7	2,004.1	—	N/A
December 31, 2018	187.5	2,705.2	—	N/A
December 31, 2017	486.8	2,355.3	—	N/A
December 31, 2016	578.7	2,376.6	—	N/A
December 31, 2015	540.3	2,257.3	—	N/A
December 31, 2014	283.9	3,110.3	—	N/A
December 31, 2013	432.3	2,329.5	—	N/A
December 31, 2012	331.8	2,445.9	—	N/A
Convertible Senior Notes due 2019
December 31, 2021	$—	$—	$—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	114.3	2,705.2	—	N/A
December 31, 2017	113.7	2,355.3	—	N/A
December 31, 2016	113.1	2,376.6	—	N/A
December 31, 2015	112.5	2,257.3	—	N/A
December 31, 2014	111.9	3,110.3	—	N/A
Convertible Senior Notes due 2022
December 31, 2021	$100.0	$2,053.6	$—	N/A
December 31, 2020	142.5	2,045.4	—	N/A
December 31, 2019	171.9	2,004.1	—	N/A
December 31, 2018	171.7	2,705.2	—	N/A
December 31, 2017	114.7	2,355.3	—	N/A
2023 Notes
December 31, 2021	$150.0	$2,053.6	$—	N/A
December 31, 2020	150.0	2,045.4	—	N/A
December 31, 2019	150.0	2,004.1	—	N/A
December 31, 2018	150.0	2,705.2	—	N/A
2024 Notes
December 31, 2021	$346.4	$2,053.6	$—	N/A
December 31, 2020	346.1	2,045.4	—	N/A
December 31, 2019	297.2	2,004.1	—	N/A
2026 Notes
December 31, 2021	$298.1	$2,053.6	$—	N/A

(1)	Total amount of each class of senior securities outstanding at carrying value, excluding the impact of deferred financing costs and hedge accounting relationships, at the end of the period presented.
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

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31,
($ in millions, except per share amounts)	2021	2020	2019	2018	2017
Consolidated Statements of Operations Data
Income
Total Investment Income	$278.6	$270.0	$251.5	$261.9	$210.9
Expenses
Net Expenses	135.8	117.3	119.4	114.6	87.8
Net Investment Income Before Income Taxes	142.8	152.7	132.1	147.3	123.1
Net Investment Income	142.4	147.0	128.3	143.9	120.3
Total Change in Net Unrealized Gain (Loss)	40.5	33.7	24.3	(14.2)	5.3
Total Net Realized Gain (Loss)	28.9	(2.6)	2.0	(10.7)	(14.0)
Increase in Net Assets Resulting from Operations	211.8	178.1	154.6	119.0	111.6
Earnings per common share—basic (1)	$2.93	$2.65	$2.34	$1.86	$1.86
Earnings per common share—diluted (1)	$2.79	$2.65	$2.34	$1.86	$1.86

	For the Year Ended December 31,
($ in millions, except per share amounts)	2021	2020	2019	2018	2017
Consolidated Balance Sheet Data
Cash and cash equivalents	$16.0	$13.3	$14.1	$10.6	$6.7
Investments at fair value	$2,521.6	$2,298.9	$2,245.9	$1,706.0	$1,693.7
Total Assets	$2,551.9	$2,338.6	$2,280.9	$1,730.3	$1,720.2
Total Debt	$1,186.0	$1,110.4	$1,094.5	$608.0	$703.4
Total Liabilities	$1,276.0	$1,177.3	$1,161.6	$667.1	$750.9
Total Net Assets	$1,275.8	$1,161.3	$1,119.3	$1,063.2	$969.3
Net Asset Value Per Share	$16.84	$17.16	$16.83	$16.25	$16.09
Other Data:
Number of portfolio companies at year end	72	70	63	46	45
Dividends declared per share	$3.59	$2.30	$1.81	$1.78	$1.75
Total return based on net asset value (2)	19.1%	15.6%	14.7%	12.1%	11.9%
Weighted average yield of debt and income producing securities at fair value (3)	10.0%	10.0%	10.5%	11.6%	10.7%
Weighted average yield of debt and income producing securities at amortized cost (3)	10.2%	10.2%	10.7%	11.7%	10.8%
Fair value of debt investments as a percentage of principal	99.6%	99.4%	99.8%	99.4%	99.4%
Weighted average fair value of debt investments as a percentage of call price	95.2%	94.6%	96.2%	95.9%	95.6%

(1)

Earnings per common share-basic is based on weighted average shares of common stock outstanding during the period and earnings per share-diluted is based on the if-converted method assuming conversion of all convertible securities as the beginning of the period.

(2)

U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires that total return be calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share. Our total return set forth in the table above for the year ended December 31, 2021 reflects the Adviser’s waiver of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver. The Management Fee, excluding the effects of the Leverage Waiver would have been $37.1 million. The Adviser did not waive any Incentive Fees for the year ended December 31, 2021. Our total return set forth in the table above for the years ended December 31, 2020, 2019, 2018, and 2017 reflects the Adviser’s waivers of its right to receive a portion of the Management Fee and Incentive Fees with respect to our ownership during that period of shares of common stock of Triangle Capital Corp. and Oxford Square Capital Corp. The Management Fee, excluding the effects of the waivers, would have been $28.6 million and $24.3 million for the years ended December 31, 2018 and 2017, respectively. The Incentive Fee excluding the effects of the waiver would have been $30.5 million, and $25.5 million for the years ended December 31, 2018 and 2017, respectively. The Adviser did not waive any Management Fees or Incentive Fees for the years ended December 31, 2020 and 2019. The corresponding impact on the total return calculation is not material.

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

Our shares are listed on the NYSE under the symbol “TSLX.”

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2021, we have originated more than $20.1 billion aggregate principal amount of investments and retained approximately $8.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2021, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 88.8% of our total investments based on fair value, had weighted average annual revenue of $114.4 million and weighted average annual EBITDA of $32.3 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2021, the largest single investment based on fair value represented 3.4% of our total investment portfolio.

As of December 31, 2021, the average investment size in each of our portfolio companies was approximately $35.0 million based on fair value.

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

As of December 31, 2021, the largest industry represented 16.8% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2021, approximately 92.9% of our portfolio was invested in secured debt, including 91.2% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2021, the weighted average term on new investment commitments in new portfolio companies was 5.3 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2021, we had call protection on 85.2% of our debt investments based on fair value, with weighted average call prices of 107.5% for the first year, 104.4% for the second year and 101.4% for the third year, in each case from the date of the initial investment. As of December 31, 2021, 98.9% of our debt investments based on fair value bore interest at floating rates (when including investment specific hedges), with 99.4% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with approximately $60 billion of assets under management. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 370 investment and operating professionals. As of December 31, 2021, thirty three (33) of these personnel are dedicated to our business, including twenty five (25) investment professionals.

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

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On December 28, 2021, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. There can be no assurance when or if the SEC will grant a further order in response to our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2021, 98.9% of these investments based on fair value bore interest at a floating rate (when including investment specific hedges), with 99.4% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the year ended December 31, 2021, 3.6% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like LIBOR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of December 31, 2021, our portfolio based on fair value consisted of 91.2% first-lien debt investments, 1.7% second-lien debt investments, 0.7% mezzanine investments and 6.4% equity and other investments.  As of December 31, 2020, our portfolio based on fair value consisted of 95.6% first-lien debt investments, 0.2% second-lien debt investments, 0.5% mezzanine investments and 3.7% equity and other investments.

As of December 31, 2021 and December 31, 2020, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.0% and 10.0%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.2% and 10.2%, respectively.

As of December 31, 2021 and December 31, 2020, we had investments in 72 and 70 portfolio companies, respectively, with an aggregate fair value of $2,521.6 million and $2,298.9 million, respectively.

For the year ended December 31, 2021, the principal amount of new investments funded was $1,117.4 million in 25 new portfolio companies and 26 existing portfolio companies. For this period, we had $1,004.5 million aggregate principal amount in exits and repayments.

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

Our investment activity for the years ended December 31, 2021, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in millions)	2021	2020	2019
New investment commitments:
Gross originations	$4,269.9	$3,296.8	$3,007.0
Less: Syndications/sell downs	3,152.5	2,112.1	1,773.5
Total new investment commitments	$1,117.4	$1,184.7	$1,233.5
Principal amount of investments funded:
First-lien	$1,022.1	$909.6	$1,055.7
Second-lien	43.5	5.2	12.4
Mezzanine	6.1	4.1	—
Equity and other	45.7	20.1	19.5
Total	$1,117.4	$939.0	$1,087.6
Principal amount of investments sold or repaid:
First-lien	$962.6	$922.1	$567.1
Second-lien	5.8	4.4	0.8
Mezzanine	—	—	—
Equity and other	36.1	14.8	7.3
Total	$1,004.5	$941.3	$575.2
Number of new investment commitments in new portfolio companies	25	31	32
Average new investment commitment amount in new portfolio companies	$47.5	$30.9	$28.7
Weighted average term for new investment commitments in new portfolio companies (in years)	5.3	4.6	4.6
Percentage of new debt investment commitments at floating rates (1)	99.5%	98.8%	98.7%
Percentage of new debt investment commitments at fixed rates	0.5%	1.2%	1.3%
Weighted average interest rate of new investment commitments	9.2%	10.2%	10.2%
Weighted average spread over LIBOR of new floating rate investment commitments	9.0%	10.0%	8.0%
Weighted average interest rate on investments sold or paid down	9.1%	9.7%	11.8%

(1)

Includes one fixed rate investment for the year ended December 31, 2020 and two fixed rate investments for the year ended December 31, 2019 for which we entered into interest rate swap agreements to swap to floating rates.

As of December 31, 2021 and 2020, our investments consisted of the following:

	December 31, 2021		December 31, 2020
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,298.9	$2,265.6	$2,196.9	$2,165.1
Second-lien debt investments	42.7	42.6	5.0	5.0
Mezzanine debt investments	18.6	9.4	11.0	8.2
Equity and other investments	161.4	114.4	86.0	80.7
Total	$2,521.6	$2,432.0	$2,298.9	$2,259.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,521.4	100.0%	$2,277.3	99.1%
Non-accrual (1)	0.2	0.0	21.6	0.9
Total	$2,521.6	100.0%	$2,298.9	100.0%

	December 31, 2021		December 31, 2020
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,428.6	99.9%	$2,233.7	98.9%
Non-accrual (1)	3.4	0.1	25.3	1.1
Total	$2,432.0	100.0%	$2,259.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted average total yield of debt and income producing securities (1)	10.0%	10.0%
Weighted average interest rate of debt and income producing securities	9.5%	9.5%
Weighted average spread over LIBOR of all floating rate investments (2)	9.4%	9.3%

(1)	Weighted average total portfolio yield at fair value was 9.4% at December 31, 2021 and 9.5% at December 31, 2020.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2021 and 2020. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2021			December 31, 2020
Investment	Investments at			Investments at
Performance	Fair Value		Percentage of	Fair Value		Percentage of
Rating	($ in millions)		Total Portfolio	($ in millions)		Total Portfolio
1	$2,264.8		89.8%	$1,996.5		86.8%
2	175.8		7.0	244.1		10.7
3	80.8		3.2	36.7		1.6
4	—		—	—		—
5	0.2	(1)	0.0	21.6	(1)	0.9
Total	$2,521.6		100.0%	$2,298.9		100.0%

Includes investments with an amortized cost of $1.5 million for which the fair value as of December 31, 2021 and December 31, 2020 was $0.

(1)Includes investments with an amortized cost of $1.5 million for which the fair value as of December 31, 2021 and December 31, 2020 was $0.
Results of Operations

Operating results for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Total investment income	$278.6	$270.0	$251.5
Less: Net expenses	135.8	117.3	119.4
Net investment income before income taxes	142.8	152.7	132.1
Less: Income taxes, including excise taxes	0.4	5.7	3.8
Net investment income	142.4	147.0	128.3
Net realized gains (losses) (1)	28.9	(2.6)	2.0
Net change in unrealized gains (losses) (1)	40.5	33.7	24.3
Net increase in net assets resulting from operations	$211.8	$178.1	$154.6

(2)	Includes foreign exchange hedging activity.

Investment Income

	For the Year Ended December 31,
($ in millions)	2021	2020	2019
Interest from investments	$266.7	$245.7	$237.2
Dividend income	4.2	1.8	0.4
Other income	7.7	22.5	13.9
Total investment income	$278.6	$270.0	$251.5

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $245.7 million for the year ended December 31, 2020 to $266.7 million for the year ended December 31, 2021, primarily due to an increase in total assets outstanding for the year ended December 31, 2021 compared to the same period in 2020. Accelerated amortization of upfront fees, from unscheduled paydowns, increased from $14.0 million for the year ended December 31, 2020 to $17.3 million for the year ended December 31, 2021, and prepayment fees decreased from $21.5 million for the year ended December 31, 2020 to $16.9 million for the year ended December 31, 2021. The accelerated amortization and prepayment fees primarily resulted from full paydowns on 17 portfolio investments, partial paydowns on ten portfolio investments, partial realizations on four portfolio investments and prepayment fees on 18 portfolio investments during the year ended December 31, 2020, and full paydowns on 22 portfolio investments, partial paydowns on four portfolio investments, realizations on three portfolio investments, partial realizations on two portfolio investments, and prepayment fees on 16 portfolio investments during the year ended December 31, 2021. Dividend income increased from $1.8 million for the year ended December 31, 2020 to $4.2 million for the year ended December 31, 2021 due to increased investment in dividend yielding securities in 2021. Other income decreased from $22.5 million for the year ended December 31, 2020 to $7.7 million for the year ended December 31, 2021, primarily due to decreased amendment and other miscellaneous fees earned during 2021.

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

Expenses

Operating expenses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended December 31,
($ in millions)	2021	2020	2019
Interest	$38.8	$39.4	$49.1
Management fees (net of waivers)	36.9	32.1	30.1
Incentive fees related to pre-incentive fee net investment income (net of waivers)	33.1	31.5	27.2
Incentive fees related to realized/unrealized capital gains	13.5	1.4	—
Professional fees	6.6	6.8	6.5
Directors fees	0.7	0.8	0.6
Other general and administrative	6.2	5.3	5.9
Net Expenses	$135.8	$117.3	$119.4

Interest

Interest expense, including other debt financing expenses, decreased from $39.4 million for the year ended December 31, 2020 to $38.8 million for the year ended December 31, 2021. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding following a decrease in LIBOR and a change in the mix of our debt financing sources, which was partially offset by an increase in the average debt outstanding from $1,001.6 million for the year ended December 31, 2020 to $1,223.4 million for the year ended December 31, 2021. The average interest rate on our debt outstanding decreased from 3.0% for the year ended December 31, 2020 to 2.3% for the year ended December 31, 2021 due to a change in the mix of our debt financing sources and a change in LIBOR rates. For the years ended December 31, 2020 and 2021, weighted average one-month LIBOR for the year was 0.5% and 0.1%, respectively.

Interest expense, including other debt financing expenses, decreased from $49.1 million for the year ended December 31, 2019 to $39.4 million for the year ended December 31, 2020. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding following a decrease in LIBOR and a change in the mix of our debt financing sources, which was partially offset by an increase in the average debt outstanding from $913.4 million for the year ended December 31, 2019 to $1,001.6 million for the year ended December 31, 2020. The average interest rate on our debt outstanding decreased from 4.4% for the year ended December 31, 2019 to 3.0% for the year ended December 31, 2020 due to a change in the mix of our debt financing sources and a change in LIBOR rates. For the years ended December 31, 2019 and 2020, weighted average one-month LIBOR for the year was 2.2% and 0.5%, respectively.

Management Fees

Management Fees (gross of waivers) increased from $32.1 million for the year ended December 31, 2020 to $37.1 million for the year ended December 31, 2021 due to an increase in average total assets. Management Fees waived were $0.2 million for the year ended December 31, 2021, pursuant to the Leverage Waiver. The Adviser did not waive any Management Fees for the year ended December 31, 2020.

Management Fees increased from $30.1 million for the year ended December 31, 2019 to $32.1 million for the year ended December 31, 2020 due to a small increase in average total assets. The Adviser did not waive any Management Fees for the years ended December 31, 2019 and 2020.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $31.5 million for the year ended December 31, 2020 to $33.1 million for the year ended December 31, 2021. This increase resulted primarily from an increase in interest earned on investments during the year and the related increase in net investment income. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the years ended December 31, 2020 or 2021. Incentive Fees of $1.4 million and $13.5 million, respectively, were accrued for the years ended December 31, 2020 and 2021 related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less cumulative unrealized losses and capital gains Incentive Fees paid inception to date. As of December 31, 2021 these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income increased from $27.2 million for the year ended December 31, 2019 to $31.5 million for the year ended December 31, 2020. This increase resulted primarily from an increase in accelerated amortization of upfront fees and prepayment fees received during the year ended December 31, 2020 and the related increase in net investment income. There were no Incentive Fees related to pre-Incentive Fee net investment income waived for the years ended December 31, 2019 or 2020. There were no Incentive Fees related to net capital gains and losses for the year ended December 31, 2019 due to cumulative realized and unrealized losses on our investments and $1.4 million of Incentive Fees were accrued for the year ended December 31, 2020 related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less cumulative unrealized losses and capital gains Incentive Fees paid inception to date. As of December 31, 2021 this accrued Incentive Fee is not contractually payable to the Adviser.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $6.8 million for the year ended December 31, 2020 to $6.6 million for the year ended December 31, 2021 due to lower legal fees, partially offset by higher independent third-party valuation firm and sub-agent administration costs due to a larger portfolio.  Other general and administrative fees increased from $5.3 million for the year ended December 31, 2020 to $6.2 million for the year ended December 31, 2021, primarily driven by an increase in administrative services incurred under the Administration Agreement.

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

For the calendar years ended December 31, 2021, 2020 and 2019 we recorded a net expense of $0.4 million, $5.8 million and $3.8 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
($ in millions)	2021	2020	2019
Net realized gains (losses) on investments	$28.8	$(3.1)	$1.9
Net realized gains on extinguishment of debt	—	0.7	—
Net realized gains (losses) on foreign currency transactions	0.1	(0.0)	0.1
Net realized losses on foreign currency investments	(3.4)	(1.1)	(0.4)
Net realized gains on foreign currency borrowings	3.4	1.0	0.4
Net realized gains (losses) on interest rate swaps	—	(0.1)	0.0
Net Realized Gains (Losses)	$28.9	$(2.6)	$2.0

Change in unrealized gains on investments	$97.7	$74.4	$45.6
Change in unrealized losses on investments	(48.0)	(42.4)	(27.3)
Net Change in Unrealized Gains (Losses) on Investments	$49.7	$32.0	$18.3
Unrealized losses on foreign currency borrowings	(0.6)	(5.1)	(3.2)
Unrealized gains (losses) on foreign currency cash	0.0	(0.0)	0.0
Unrealized gains (losses) on interest rate swaps	(6.7)	6.8	9.2
Income tax provision on unrealized gains	(1.9)	—	—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions, Interest Rate Swaps and Income Tax Provision	$(9.2)	$1.7	$6.0

Net Change in Unrealized Gains (Losses)	$40.5	$33.7	$24.3

For the years ended December 31, 2021, 2020, and 2019, we had net realized gains on investments of $28.8 million, net realized losses on investments of $3.1 million and net realized gains on investments of $1.9 million, respectively. For the years ended December 31, 2021 and 2019, there were no net realized gains or losses on extinguishment of debt. For the year ended December 31, 2020, we had net realized gains of $0.7 million on extinguishment of debt, as a result of repurchases of our debt securities. For the years ended December 31, 2021 and 2019, we had net realized gains of $0.1 million and $0.1 million, respectively, and for the year ended December 31 2020, we had net realized losses of less than $0.1 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2021, 2020 and 2019, we had net realized losses on foreign currency investments of $3.4 million, $1.1 million and $0.4 million, respectively. For the years ended December 31, 2021, 2020, and 2019 we had net realized gains on foreign currency borrowings of $3.4 million, $1.0 million and $0.4 million, respectively. The net realized gains on foreign currency borrowings were a result of payments on our revolving credit facility. For the year ended December 31, 2021, there were no net realized gains or losses on interest rate swaps. For the years ended December 31, 2020 and 2019 we had net realized losses of $0.1 million and net realized gains of less than $0.1 million, respectively, on interest rate swaps.

For the year ended December 31, 2021 we had $97.7 million in unrealized gains on 47 portfolio company investments, which was offset by $48.0 million in unrealized losses on 44 portfolio company investments. Unrealized gains for the year ended December 31, 2021 resulted from an increase in fair value, primarily due to positive valuation adjustments, unwind of prior period unrealized losses, and changes in credit spreads. Unrealized losses for the year ended December 31, 2021 resulted from the reversal of prior period unrealized gains due to realizations and negative credit-related adjustments.

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

For the year ended December 31, 2021 we had unrealized losses on foreign currency borrowings of $0.6 million, primarily as a result of fluctuations in the AUD, CAD, GBP and EUR exchange rates. For the years ended December 31, 2020 and 2019, we had unrealized losses on foreign currency borrowings of $5.1 million and $3.2 million, respectively, primarily as a result of fluctuations in the AUD, CAD, and EUR exchange rates. For the years ended December 31, 2021, 2020 and 2019, we had unrealized gains of less than $0.1 million, unrealized losses of less than $0.1 million, and unrealized gains of less than $0.1 million, respectively, on foreign currency cash. For the year ended December 31, 2021, we had unrealized losses on interest rate swaps of $6.7 million, and for the years ended December 31, 2020 and 2019 we had unrealized gains on interest rate swaps of $6.8 million and $9.2 million, respectively, due to fluctuations in interest rates. For the year ended December 31, 2021 we had an income tax provision of $1.9 million related to a deferred tax liability for unrealized gains. For the years ended December 31, 2020 and 2019, we had no deferred tax asset or liability for unrealizes gains or losses.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2021, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.7% (based on total capital invested of $5.9 billion and total proceeds from these exited investments of $7.4 billion). Ninety-two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Interest Rate and Foreign Currency Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the years ended December 31, 2021, 2020 and 2019, we had $0.6 million, $5.1 million and $3.2 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2021, 2020 and 2019. See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2021. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of December 31, 2021, 2020 and 2019, our asset coverage ratio was 205.4%, 204.5%, and 200.4%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2021, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2021, we had approximately $1,193.6 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of December 31, 2021, we had $16.0 million in cash and cash equivalents, including $14.4 million of restricted cash. During the year ended December 31, 2021, we provided $2.5 million in cash from operating activities as a result of repayments and proceeds from investments of $1,088.8 million and an increase in net assets resulting from operations of $211.8 million, which was partially offset by funding portfolio investments of $1,198.9 million, and other operating activity of $99.2 million. Lastly, cash provided by financing activities was $0.2 million during the period, consisting of borrowings of $1,616.7 million (including net proceeds of $293.7 million from the issuance of our 2026 Notes), proceeds from the issuance of common stock, net of offering and underwriting costs, of $85.9 million, and proceeds from the issuance of common stock for the settlement of a portion of the 2022 Convertible Notes of $42.3 million, which was partially offset by paydowns on our Revolving Credit Facility of $1,472.0 million, dividends paid of $221.9 million, settlement of $42.8 million of principal on the 2022 Convertible Notes, and deferred financing costs of $8.0 million.

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

As of December 31, 2021, we had $14.4 million of restricted cash pledged as collateral under our interest rate swap agreements, compared to $10.8 million as of December 31, 2020.

Equity

On February 23, 2021, we issued a total of 4,000,000 shares of common stock at $21.30 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $84.9 million. Subsequent to the offering we issued an additional 49,689 shares in March 2021 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, total cash proceeds of $1.0 million.

In December 2021, we issued a total of 2,324,820 shares of common stock, or $42.3 million as settlement for the conversion of $42.8 million of the 2022 Convertible Notes.

During the years ended December 31, 2021 and 2020, we issued 1,712,824 and 1,366,582 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $36.3 million and $22.3 million, respectively. On January 14, 2022, we issued 233,542 shares of our common stock through our dividend reinvestment plan for proceeds of $5.3 million, which is not reflected in the number of shares issued for the year ended December 31, 2021 in this section or the consolidated financial statements for the year ended December 31, 2021.

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

For the year ended December 31, 2021 no shares were repurchased. For the year ended December 31, 2020, we repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million.

Debt

Debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,510.0	$316.4	$1,193.6	$304.6
2022 Convertible Notes	100.0	100.0	—	99.7
2023 Notes	150.0	150.0	—	149.3
2024 Notes	347.5	347.5	—	347.9
2026 Notes	300.0	300.0	—	284.5
Total Debt	$2,407.5	$1,213.9	$1,193.6	$1,186.0

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of deferred financing costs and original issue discounts totaling $11.8 million, $0.3 million, $0.7 million, $4.0 million and $5.3 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $4.4 million and $(10.2) million, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts totaling $10.8 million, $1.5 million, $1.3 million and $5.3 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $16.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

As of December 31, 2021 and December 31, 2020, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2020, aggregate commitments under the facility were $1.335 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of February 5, 2021 (the “Tenth Amendment”), the aggregate commitments under the facility were increased to $1.485 billion.  The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $2.0 billion. On September 30, 2021, in accordance with the accordion feature, the aggregate commitments under the facility were increased to $1.510 billion

Pursuant to the Tenth Amendment, with respect to $1.390 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from January 31, 2024 to February 4, 2025 and the stated maturity date was extended from January 31, 2025 to February 4, 2026. Subsequent to the Tenth Amendment, on April 12, 2021 an additional $70.0 million of existing commitments were extended to these revolving period and stated maturity dates. On September 30, 2021, the aggregate commitments under the facility increased an additional $25.0 million in accordance with the accordion feature. As a result, $1.485 billion of total commitments are subject to these revolving period and stated maturity dates. For the remaining $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025.

On December 21, 2021, we entered into an Eleventh Amendment to the Company’s Second Amended and restated senior secured Revolving Credit Facility, which, among other changes, updates and modifies terms and provisions of the Revolving Credit Facility to reflect alternative reference rates based on the Sterling Overnight Index Average for Sterling loans, the Swiss Average Rate Overnight for Swiss Franc loans, the Tokyo Interbank Offered Rate for Japanese Yen loans and the Euro Interbank Offered Rate for Euro loans.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2021, we had outstanding debt denominated in Australian dollars (AUD) of 60.4 million, British pounds (GBP) of 4.7 million, Canadian dollars (CAD) of 134.1 million, and Euro (EUR) of 9.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2021 and December 31, 2020, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Net proceeds received from our common stock issuance in February 2021 and net proceeds received from the issuance of the 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes were used to pay down borrowings on the Revolving Credit Facility.

2019 Convertible Notes

In June 2014, we issued in a private offering $115.0 million aggregate principal amount convertible notes due December 2019 (the “2019 Convertible Notes”). The 2019 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2019 Convertible Notes were unsecured and bore interest at a rate of 4.50% per year, payable semiannually. The 2019 Convertible Notes matured on December 15, 2019 and were fully repaid in cash. The swap transaction associated with the issuance of the 2019 Convertible Notes also matured on December 15, 2019.

2022 Convertible Notes

In February 2017, we issued in a private offering $115.0 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of our common stock, subject to customary anti-dilution adjustments. As of December 31, 2021, the estimated adjusted conversion price was approximately $18.07 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $115.0 million, which matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes. As a result of the swaps, our effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%.

In June 2018, we issued an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115 million aggregate principal amount of our 2022 Convertible Notes issued in February 2017. I n connection with the reopening of the 2022 Convertible Notes, we entered into interest rate swaps to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $50.0 million and $7.5 million, each of which matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes. As a result of the additional swaps, our effective interest rate on the additional 2022 Convertible Notes is approximately three-month LIBOR plus 1.60%.

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

On September 30, 2021, we notified the trustee and holders of the 2022 Convertible Notes that the terms of one of the conversion features had been met and the notes were eligible for conversion at the option of the holders.  The notes remained convertible until October 12, 2021.  During this period $42.8 million aggregate principal amount of notes were surrendered for conversion and we elected combination settlement. During the three months ended December 31, 2021, $42.8 million of principal of the 2022 Convertible Notes were converted and were settled with a combination of cash and 2,324,820 shares of our common stock. In connection with the settlement of the 2022 Convertible Notes, we entered into a floating-to-fixed interest rate swap with an aggregate notional amount equal to the amount of 2022 Convertible Notes settled, which had the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the remaining principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, our effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

On January 26, 2022, we notified the trustee and holders of the 2022 Convertible Notes that the terms of settlement for the notes at our election are a combination settlement of cash and stock to occur after the 40 day observation period described in the notes indenture.

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

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of December 31, 2021 and 2020, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC Topic 470-20. During the period ended March 31, 2021, we early adopted ASU 2020-06 and in accordance with this guidance reclassed the remaining unamortized discount on the 2022 Convertible Notes from the carrying value of the instrument to “additional paid-in capital” in the accompanying consolidated balance sheet. As a requirement under ASU 2020-06 we calculate diluted earnings per shares using the if-converted method which assumes full share settlement for the aggregate value of the 2022 Convertible Notes.

The average daily closing price of our common stock for the year ended December 31, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of December 31, 2021. The average daily closing price of our common stock for the year ended December 31, 2020 was less than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of December 31, 2020.

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

In connection with the 2024 Notes offering and reopening of the 2024 Notes, we entered into interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, our effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis).

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

2026 Notes

On February 3, 2021, we issued $300.0 million aggregate principal amount of unsecured notes that mature on August 1, 2026 (the “2026 Notes”). The principal amount of the 2026 Notes is payable at maturity. The 2026 Notes bear interest at a rate of 2.50% per year, payable semi-annually commencing on August 1, 2021, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts, offering costs and original issue discount, were $293.7 million. We used the net proceeds of the 2026 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2021 and 2020, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2021	December 31, 2020
Alpha Midco, Inc. - Delayed Draw	$4.4	$5.0
American Achievement, Corp. - Revolver	2.4	—
AvidXchange, Inc. - Delayed Draw	1.0	4.6
Axonify, Inc. - Delayed Draw	6.9	—
Bayshore Intermediate #2, L.P. - Revolver	2.4	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	12.5	22.5
BlueSnap, Inc. - Delayed Draw & Revolver	12.5	—
Clinicient, Inc. - Revolver	1.6	1.6
DaySmart Holdings, LLC - Delayed Draw	4.6	11.2
Destiny Solutions Parent Holding Company - Delayed Draw	6.5	—
Dye & Durham Corp. - Delayed Draw & Revolver	7.9	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	16.7	—
EMS Linq, Inc. - Revolver	8.8	—
ExtraHop Networks, Inc. - Delayed Draw	24.4	—
Factor Systems, Inc. - Delayed Draw	—	13.3
ForeScout Technologies, Inc. - Revolver	0.5	0.5
G Treasury SS, LLC - Delayed Draw	6.9	2.8
Ibis Intermediate Co. - Delayed Draw	6.3	—
Integration Appliance, Inc. - Revolver	—	1.3
IntelePeer Holdings, Inc. - Delayed Draw	2.6	2.9
InvMetrics Holdings, Inc. - Revolver	—	1.9
IRGSE Holding Corp. - Revolver	0.7	0.1
Kyriba Corp. - Delayed Draw & Revolver	0.0	3.0
Lexipol, LLC - Delayed Draw	—	0.2
Lithium Technologies, LLC - Revolver	2.0	2.0
Lucidworks, Inc. - Revolver	3.3	3.3
Netwrix Corp. - Delayed Draw & Revolver	6.4	19.2
Neuintel, LLC - Delayed Draw	8.6	—
Nintex Global, Ltd. - Revolver	—	0.9
PageUp People, Ltd. - Delayed Draw & Revolver	30.2	3.9
Passport Labs, Inc. - Delayed Draw & Revolver	8.3	—
PayScale Holdings, Inc. - Delayed Draw	—	7.7
PrimePay Intermediate, LLC - Delayed Draw	8.0	—
PrimeRevenue, Inc. - Delayed Draw & Revolver	6.5	6.8
Project44, Inc. - Delayed Draw	19.9	—
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	29.9	32.1
ResMan, LLC - Delayed Draw & Revolver	—	9.4
Sprinklr, Inc. - Delayed Draw Convertible Note	—	3.8
Tango Management Consulting, LLC - Delayed Draw & Revolver	38.8	—
TRP Assets, LLC - Delayed Draw	18.0	—
Valant Medical Solutions, Inc. - Delayed Draw & Revolver	—	2.4
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7.8	15.6
WideOrbit, Inc. - Revolver	4.8	4.8
Workwell Acquisition Co. - Delayed Draw	10.0	10.0
Total Portfolio Company Commitments (1)(2)	$332.1	$192.8

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

Other Commitments and Contingencies

As of December 31, 2021 and December 31, 2020, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2021, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2021 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$316.4	$—	$—	$316.4	$—
2022 Convertible Notes	100.0	100.0	—	—	—
2023 Notes	150.0	—	150.0	—	—
2024 Notes	347.5	—	347.5	—	—
2026 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,213.9	$100.0	$497.5	$616.4	$—

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2021, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2021, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Our 2020, 2019 and 2018 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2021, 98.9% of our debt investments based on fair value in our portfolio bore interest at floating rates (when including investment specific hedges), with 99.4% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of December 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$50.1	$36.4	$13.7
Up 200 basis points	$26.8	$24.3	$2.5
Up 100 basis points	$4.9	$12.1	$(7.2)
Down 25 basis points	$0.0	$(2.7)	$2.7

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sixth Street Specialty Lending, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sixth Street Specialty Lending, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with custodians, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Assessment of the fair value of investments

As discussed in Notes 2, 4, and 6 to the consolidated financial statements, the Company classified $2.43 billion of its debt and equity investments as Level 3 in the fair value hierarchy as of December 31, 2021 as the fair value of such investments was measured using unobservable inputs. The Company typically determines the fair value of performing debt investments utilizing a yield analysis where a price is ascribed for each investment based upon an assessment of market yields for similar investments and, for its equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization or some combination thereof and comparable market transactions.

We identified the assessment of the fair value of Level 3 debt and equity investments as a critical audit matter because evaluating the assumptions used to measure fair value involved a high degree of subjective auditor judgment and changes in these assumptions could have had a significant impact on the investments’ estimated fair value. Specifically, the assumptions related to market yields for investments with similar terms and risks used in yield analyses, comparable financial performance multiples, and expected lives used in discounted cash flow analyses required subjective auditor judgment.

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

New York, New York

February 17, 2022

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,354,984 and $2,187,427, respectively)	$2,434,797	$2,249,302
Non-controlled, affiliated investments (amortized cost of $12,666 and $12,892, respectively)	27,017	12,892
Controlled, affiliated investments (amortized cost of $64,362 and $58,709, respectively)	59,779	36,676
Total investments at fair value (amortized cost of $2,432,012 and $2,259,028, respectively)	2,521,593	2,298,870
Cash and cash equivalents (restricted cash of $14,399 and $10,815, respectively)	15,967	13,274
Interest receivable	10,775	8,583
Prepaid expenses and other assets	3,522	17,866
Total Assets	$2,551,857	$2,338,593
Liabilities
Debt (net of deferred financing costs of $19,147 and $17,246, respectively)	$1,185,964	$1,110,363
Management fees payable to affiliate	9,380	8,435
Incentive fees on net investment income payable to affiliate	9,789	7,252
Incentive fees on net capital gains accrued to affiliate	14,928	1,421
Dividends payable	30,926	27,728
Other payables to affiliate	3,149	2,632
Other liabilities	21,873	19,447
Total Liabilities	1,276,009	1,177,278
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 76,067,586 and 67,980,253 shares issued, respectively; and 75,771,542 and 67,684,209 shares outstanding, respectively	761	680
Additional paid-in capital	1,189,275	1,025,676
Treasury stock at cost; 296,044 and 296,044 shares held, respectively	(4,291)	(4,291)
Distributable earnings	90,103	139,250
Total Net Assets	1,275,848	1,161,315
Total Liabilities and Net Assets	$2,551,857	$2,338,593
Net Asset Value Per Share	$16.84	$17.16

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$261,782	$237,260	$224,810
Dividend income	3,426	1,816	420
Other income	7,751	22,174	13,838
Total investment income from non-controlled, non-affiliated investments	272,959	261,250	239,068
Investment income from non-controlled, affiliated investments:
Interest from investments	838	4,606	6,370
Dividend income	740	—	—
Other income	—	368	88
Total investment income from non-controlled, affiliated investments	1,578	4,974	6,458
Investment income from controlled, affiliated investments:
Interest from investments	4,039	3,809	5,958
Other income	17	4	11
Total investment income from controlled, affiliated investments	4,056	3,813	5,969
Total Investment Income	278,593	270,037	251,495
Expenses
Interest	38,825	39,402	49,110
Management fees	37,081	32,105	30,104
Incentive fees on net investment income	33,062	31,483	27,211
Incentive fees on net capital gains	13,507	1,421	—
Professional fees	6,586	6,775	6,530
Directors’ fees	743	825	595
Other general and administrative	6,236	5,262	5,912
Total expenses	136,040	117,273	119,462
Management and incentive fees waived (Note 3)	(190)	—	—
Net Expenses	135,850	117,273	119,462
Net Investment Income Before Income Taxes	142,743	152,764	132,033
Income taxes, including excise taxes	384	5,760	3,750
Net Investment Income	142,359	147,004	128,283
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	17,938	10,304	29,432
Non-controlled, affiliated investments	14,350	2,785	1,272
Controlled, affiliated investments	17,450	18,862	(12,381)
Translation of other assets and liabilities in foreign currencies	(591)	(5,068)	(3,255)
Interest rate swaps	(6,699)	6,812	9,194
Income tax provision	(1,902)	—	—
Total net change in unrealized gains (losses)	40,546	33,695	24,262
Realized gains (losses):
Non-controlled, non-affiliated investments	28,849	25,382	5,482
Non-controlled, affiliated investments	(33)	7,854	—
Controlled, affiliated investments	—	(36,352)	(3,594)
Extinguishment of debt	—	739	—
Interest rate swaps	—	(62)	41
Foreign currency transactions	59	(152)	109
Total net realized gains (losses)	28,875	(2,591)	2,038
Total Unrealized and Realized Gains (Losses)	69,421	31,104	26,300
Increase in Net Assets Resulting from Operations	$211,780	$178,108	$154,583
Earnings per common share—basic	$2.93	$2.65	$2.34
Weighted average shares of common stock outstanding—basic	72,169,488	$67,209,078	$66,069,305
Earnings per common share—diluted	$2.79	$2.65	$2.34
Weighted average shares of common stock outstanding—diluted	77,702,258	67,209,078	66,069,305

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2021

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 74,062 par, due 10/2025)	7/6/2018	C + 4.75%	5.75%	$55,724	$60,246 (CAD 76,099)	4.7%
Alpha Midco, Inc. (3)(5)	First-lien loan ($64,435 par, due 8/2025)	8/15/2019	L + 7.50%	8.50%	63,312	65,469	5.1%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 55,042 par, due 12/2027)	12/3/2021	C + 5.75%	6.50%	41,946	43,961 (CAD 55,529)	3.4%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($50,611 par, due 7/2027)	7/22/2021	L + 7.50%	8.50%	49,283	49,659	3.9%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,127 par, due 8/2026)	8/17/2020	L + 9.50%	10.50% (incl. 9.50% PIK)	5,025	5,155	0.4%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($18,000 par, due 12/2026)	12/20/2021	L + 6.50%	7.50%	17,530	17,505	1.4%
Netwrix Corp. (3)(5)	First-lien loan ($68,160 par, due 9/2026)	9/30/2020	L + 6.00%	7.00%	66,948	68,533	5.4%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($46,948 par, due 10/2026)	10/8/2020	L + 8.25%	9.25%	45,954	47,716	3.7%
WideOrbit, Inc. (3)	First-lien loan ($50,332 par, due 7/2025)	7/8/2020	L + 8.50%	9.75%	49,713	51,434	4.0%
					395,435	409,678	32.0%
Communications
Celtra Technologies, Inc. (3)(5)	First-lien loan ($35,000 par, due 11/2026)	11/19/2021	L + 7.00%	8.00%	33,921	33,863	2.7%
IntelePeer Holdings, Inc.	First-lien loan ($44,657 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	44,564	44,184	3.5%
	Convertible note ($4,124 par, due 5/2028)	5/12/2021	6.00%	6.00% PIK	4,087	4,114	0.3%
					82,572	82,161	6.5%
Education
Astra Acquisition Corp. (3)(11)	Second-lien loan ($43,490 par, due 10/2029)	10/25/2021	L + 8.88%	9.63%	42,629	42,729	3.4%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($53,522 par, due 6/2026)	6/8/2021	L + 6.00%	7.00%	52,318	52,622	4.1%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	L + 6.25%	7.25%	54,921	54,916	4.4%
Frontline Technologies Group, LLC (3)	First-lien loan ($86,466 par, due 9/2023)	9/18/2017	L + 5.25%	6.25%	86,237	86,682	6.8%
Illuminate Education, Inc.(3)(5)	First-lien loan ($62,725 par, due 8/2022)	8/25/2017	L + 6.00%	7.00%	62,519	62,882	4.9%
					298,624	299,831	23.6%
Financial Services
AvidXchange, Inc. (3)(4)(5)	First-lien loan ($11,205 par, due 4/2024)	10/1/2019	L + 9.00%	10.00%	11,129	11,327	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,575 par, due 10/2024)	10/10/2019	L + 6.50%	7.50%	19,247	19,428	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 6.75%	7.75%	34,426	35,475	2.8%
G Treasury SS, LLC (3)(5)	First-lien loan ($59,318 par, due 4/2023)	4/9/2018	L + 8.25%	9.25%	58,570	60,479	4.7%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,542 par, due 5/2027)	5/28/2021	L + 5.00%	5.50%	1,410	1,640	0.1%

Ibis US Blocker Co. (3)	First-lien loan ($12,669 par, due 5/2028)	5/28/2021	L + 8.25%	8.75% PIK	12,393	12,479	1.0%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($27,375 par, due 6/2026)	6/21/2021	L + 5.75%	6.75%	26,854	26,964	2.1%
Kyriba Corp.(3)	First-lien loan ($17,412 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	17,163	17,673	1.4%
	First-lien loan (EUR 9,070 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	10,070	10,470 (EUR 9,206)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,387	1,438	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	8.75%	370	382 (EUR 336)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($17,018 par, due 4/2026)	4/28/2021	L + 8.25%	9.25% (incl. 4.125% PIK)	16,721	16,864	1.3%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 7.00%	8.50%	22,365	23,015	1.8%
TradingScreen, Inc. (3)(5)	First-lien loan ($45,000 par, due 4/2027)	4/30/2021	L + 6.25%	7.25%	43,771	44,325	3.5%
					275,876	281,959	22.0%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($53,094 par, due 11/2026)	11/23/2020	L + 6.50%	7.50%	51,815	53,493	4.2%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,925	5,250	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,547	4,031	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	12,230	1.0%
Clinicient, Inc.(3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,920	15,150	1.2%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,381	2,440	0.2%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($50,000 par, due 10/2026)	10/6/2021	L + 5.25%	6.25%	48,891	49,000	3.8%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($48,688 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	47,578	49,783	3.9%
					176,659	191,377	15.0%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2022)	9/29/2015	L + 9.50%	10.00%	28,594	30,261	2.4%
	First-lien revolving loan ($12,327 par, due 6/2022)	9/29/2015	L + 9.50%	10.00%	12,327	12,327	1.0%
					40,921	42,588	3.4%

Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($31,580 par, due 5/2026)	5/5/2021	L + 7.50%	8.50%	30,807	31,100	2.4%
DaySmart Holdings, LLC (3)(5)	First-lien loan ($47,999 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	47,891	48,262	3.8%
	First-lien revolving loan ($3,000 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	3,003	3,015	0.2%
Employment Hero Holdings Pty Ltd. (4)	First-lien loan (AUD 40,000 par, due 12/2026) (3)	12/6/2021	B + 6.50%	7.50%	27,317	28,166 (AUD 38,740)	2.2%
	Convertible note (AUD 3,000 par, due 6/2027) (13)	12/13/2021	0.00%	0.00%	2,134	2,134 (AUD 2,936)	0.2%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 17,400 par, due 12/2025)	1/11/2018	B + 5.50%	6.25%	12,806	12,115 (AUD 16,664)	0.9%

	First-lien loan (GBP 4,723 par, due 12/2025)	10/28/2021	S + 5.50%	6.37%	6,499	6,317 (GBP 4,664)	0.5%
	First-lien loan ($12,989 par, due 12/2025)	10/28/2021	L + 5.50%	6.25%	12,970	12,827	1.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($69,475 par, due 5/2024)	5/3/2019	L + 6.00%	7.00%	68,493	69,822	5.5%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($27,000 par, due 12/2026)	12/17/2021	L + 7.00%	8.00%	25,787	25,775	2.0%
Modern Hire, Inc. (3)(5)	First-lien loan ($29,639 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	29,206	30,232	2.4%
Workwell Acquisition Co. (3)(5)	First-lien loan ($19,750 par, due 10/2025)	10/19/2020	L + 7.50%	8.50%	19,239	19,899	1.6%
					286,152	289,664	22.7%
Internet Services
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($28,772 par, due 10/2028)	10/1/2021	L + 7.75%	8.50% PIK	28,090	28,148	2.2%
Higher Logic, LLC (3)(5)	First-lien loan ($57,262 par, due 1/2024)	6/18/2018	L + 7.25%	8.25%	56,753	57,835	4.5%
Lithium Technologies, LLC (3)	First-lien loan ($56,020 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	55,783	55,439	4.4%
Lucidworks, Inc. (9)	First-lien loan ($13,848 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	13,766	13,917	1.1%
Piano Software, Inc. (3)(5)	First-lien loan ($49,328 par, due 2/2026)	2/25/2021	L + 6.50%	7.50%	48,292	48,711	3.8%
					202,684	204,050	16.0%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,330 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,544	31,747	2.5%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($5,732 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	5,709	5,732	0.4%
Oil, Gas and Consumable Fuels
MD America Energy, LLC (3)(6)	First-lien loan ($8,775 par, due 12/2024)	11/14/2018	L + 7.75%	9.25%	8,775	8,775	0.7%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($1,500 par, due 12/2022)	6/29/2018	P + 8.00%	12.00%	1,498	—	0.0%
TRP Assets, LLC (3)	First-lien loan ($42,000 par, due 12/2025)	12/3/2021	SOFR + 7.50%	9.76%	41,003	40,950	3.2%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($25,233 par, due 10/2024)	4/10/2019	L + 7.50%	9.50%	24,925	25,485	2.0%
					76,201	75,210	5.9%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($33,745 par, due 3/2026)	3/31/2021	L + 6.50%	7.50%	33,067	33,408	2.6%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($41,768 par, due 8/2025)	8/7/2020	L + 9.00%	10.00% (incl. 4.00% PIK)	50,761	52,782	4.1%
	First-lien loan ($22,730 par, due 9/2026)	9/30/2021	L + 8.25%	9.25% (incl. 4.00% PIK)	11,903	12,816	1.0%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	29,068	30,000	2.4%
					91,732	95,598	7.5%

Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	9.50%	24,704	25,625	2.0%

American Achievement, Corp. (3)	First-lien loan ($25,185 par, due 9/2026)	9/30/2015	L + 6.25%	7.25% (incl. 6.75% PIK)	24,259	18,952	1.5%
	First-lien loan ($1,370 par, due 9/2026) (16)	6/10/2021	L + 14.00%	15.00% (incl. 14.50% PIK)	1,370	92	0.0%
	Subordinated note ($4,740 par, due 9/2026) (16)	3/16/2021	L + 1.00%	2.00% PIK	545	71	0.0%
Designer Brands, Inc. (3)(4)	ABL First-lien loan ($46,875 par, due 8/2025)	8/7/2020	L + 8.50%	9.75%	45,974	48,398	3.8%
Moran Foods, LLC (3)	ABL FILO term loan ($33,267 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	32,864	33,683	2.6%
Neuintel, LLC (3)(5)	First-lien loan ($52,000 par, due 12/2026)	12/20/2021	L + 6.25%	7.25%	50,811	50,700	4.0%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($75,000 par, due 5/2026)	11/8/2021	L + 8.00%	9.25%	73,541	74,250	5.8%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($32,500 par, due 12/2027)	12/1/2021	L + 6.75%	7.50%	31,487	31,459	2.5%
					285,555	283,230	22.2%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	L + 6.25%	7.25%	33,821	33,901	2.7%
Total Debt Investments					2,317,552	2,360,134	185.0%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(12)(14)	Common Shares (126,968 shares)	12/3/2021			3,909	4,455 (CAD 5,627)	0.4%
ReliaQuest, LLC (13)(14)(15)	Class A-1 Units (567,683 units)	11/23/2021			1,120	1,120	0.1%
Sprinklr, Inc. (4)(12)(13)(14)	Common Shares (484,700 shares)	6/24/2021			4,180	7,692	0.6%
WideOrbit, Inc. (13)	1,567,807 Warrants	7/8/2020			327	327	0.0%
					9,536	13,594	1.1%
Communications
Celtra Technologies, Inc. (13)(14)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (13)	Series C Preferred Shares (1,816,295 shares) (14)	4/8/2021			1,816	2,829	0.2%
	Series D Preferred Shares (1,065,916 shares) (14)	4/8/2021			1,950	1,950	0.2%
	280,000 Warrants	2/28/2020			183	290	0.0%
	106,592 Warrants (14)	4/8/2021			-	39	0.0%
					5,199	6,358	0.5%
Education
EMS Linq, Inc. (13)(14)	Class B Units (5,522,526 units)	12/22/2021			5,523	5,523	0.4%
RMCF IV CIV XXXV, LP. (4)(13)(14)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,000	0.1%
					6,523	6,523	0.5%
Financial Services
AvidXchange, Inc. (4)(11)(13)(14)	Common Shares (200,721 shares)	10/15/2021			1,022	2,785	0.2%
Newport Parent Holdings, LP (13)	Class A-2 Units (131,569 units)	12/10/2020			4,177	2,443	0.2%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,620 shares)	8/5/2015			6	7	0.0%
Passport Labs, Inc. (13)(14)	17,534 Warrants	4/28/2021			192	192	0.0%
TradingScreen, Inc. (13)(14)(15)	Class A Units (600,000 units)	5/14/2021			600	600	0.1%
					5,997	6,027	0.5%
Healthcare
Caris Life Sciences, Inc. (13)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	2,787	0.2%

	Series D Preferred Shares (1,240,740 shares) (14)	5/11/2021			10,050	10,050	0.8%
	633,376 Warrants	9/21/2018			192	3,602	0.3%
	569,991 Warrants	4/2/2020			250	3,170	0.2%
Valant Medical Solutions, Inc. (13)(15)	Class A Units (77,144 units) (14)	3/10/2021			77	118	0.0%
	954,478 Warrants	4/8/2019			281	502	0.0%
					11,850	20,229	1.5%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(13)	Class A Units (33,790,171 units)	12/21/2018			21,842	17,148	1.4%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	17,191	1.4%
Human Resource Support Services
Axonify, Inc. (4)(13)(14)(15)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	3,780	0.3%
ClearCompany, LLC (13)(15)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	5,035	0.4%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (166,811 units)	10/1/2019			1,347	2,047	0.2%
					7,141	10,862	0.9%
Internet Services
Bayshore Intermediate #2, L.P. (13)(14)(15)	Common Units (12,330,709 units)	10/1/2021			12,331	12,331	1.0%
Lucidworks, Inc. (13)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	820	0.1%
Piano Software, Inc. (13)(14)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
					16,131	16,151	1.3%
Marketing Services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	13,824	1.1%
Oil, Gas and Consumable fuels
SMPA Holdings, LLC (6)	Common Units (15,000 units)	12/24/2020			3,892	18,242	1.4%
Pharmaceuticals
TherapeuticsMD, Inc. (13)	712,817 Warrants	8/5/2020			1,029	121	0.0%
Retail and Consumer Products
American Achievement, Corp. (13)(14)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (11)	Trust Certificates (132,928 Certificates)	12/7/2020			493	1,562	0.1%
	Trust Certificates (996,958 Certificates)(14)	1/30/2021			12,792	21,933	1.7%
Neuintel, LLC (13)(14)(15)	Class A Units (1,176,494 units)	12/21/2021			3,000	3,000	0.2%
					16,285	26,545	2.0%

Other Investments
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	5.47%	417	463	0.0%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	5.88%	1,223	1,464	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(11)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	6.27%	3,455	3,865	0.3%
					5,095	5,792	0.4%
Total Equity and Other Investments					114,460	161,459	12.6%
Total Investments					$2,432,012	$2,521,593	197.6%

	Interest Rate Swaps as of December 31, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	0.16%	7/30/2022	$13,440	$13	$—	$13
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	1,192	—	(2,287)
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	751	—	(1,390)
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	112	—	(208)
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(328)	1,252	621
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(26)	96	48
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	42,819	(510)	904	394
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	3,061	—	(3,994)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Interest rate swap (a)(b)	L	1.47%	7/30/2021	—	—	—	89
Interest rate swap (a)(b)	L	0.326%	6/9/2023	—	—	—	15
Total				410,950	4,265	2,380	(6,699)

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	3,996	—	(10,720)
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	377	—	(1,676)
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(10,239)	—	(10,239)
Total				650,000	(5,866)	—	(22,635)
Cash collateral				—	4,185	—	—
Total				$1,060,950	$2,584	$2,380	$(29,334)

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured during the period.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
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
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offer Rate (“Euribor” or “E”) (which can include one-, two-, three-, or six-month Euribor), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”), Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 14.8% of total assets as of December 31, 2021.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the year ended December 31, 2021

Company	Fair Value at December 31, 2020	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss) (d)	Transfers	Fair Value at December 31, 2021	Dividend Income	Interest Income
MD America Energy, LLC (c)	$12,892	$—	$(225)	$14,350	$—	$—	$27,017	$740	$838
Total	$12,892	$—	$(225)	$14,350	$—	$—	$27,017	$740	$838

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
(d)

In the consolidated statement of operations for the year ended December 31, 2021, there is a realized loss on non-controlled, affiliated investments of $33 related to an escrow receivable for an investment in AFS Technologies, Inc. that is no longer held.

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2021 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2021

Company	Fair Value at December 31, 2020	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2021	Other Income	Interest Income
IRGSE Holding Corp.	$36,676	$5,653	$—	$17,450	$—	$—	$59,779	$17	$4,039
Mississippi Resources, LLC	—	—	—	—	—	—	—	—	—
Total	$36,676	$5,653	$—	$17,450	$—	$—	$59,779	$17	$4,039

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

(8)

As of December 31, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $2,445,863 resulting in estimated gross unrealized gains and losses of $156,819 and $79,599, respectively.

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
(14)

All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $83,839, or 6.6% of the Company’s net assets.

(15)	Ownership of equity investments may occur through a holding company or partnership.
(16)	Investment is on non-accrual status as of December 31, 2021.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2020 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the year ended December 31, 2020

Company	Fair Value at December 31, 2019	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2020	Other Income	Interest Income
AFS Technologies, Inc.	$50,136	$555	$(61,819)	$(691)	$11,819	$—	$—	$59	$4,554
MD America Energy, LLC (c)	—	12	(1,094)	3,476	(3,965)	14,463	12,892	309	52
Total	$50,136	$567	$(62,913)	$2,785	$7,854	$14,463	$12,892	$368	$4,606

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

Controlled, Affiliated Investments during the year ended December 31, 2020

Company	Fair Value at December 31, 2019	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2020	Other Income	Interest Income
IRGSE Holding Corp.	$34,812	$6,464	$—	$(467)	$(4,133)	$—	$36,676	$4	$3,809
Mississippi Resources, LLC	13,104	—	(214)	19,329	(32,219)	—	—	—	—
Total	$47,916	$6,464	$(214)	$18,862	$(36,352)	$—	$36,676	$4	$3,809

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2018	65,412,817	$655	89,080	$(1,359)	$991,919	$71,987	$1,063,202
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	128,283	128,283
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	24,262	24,262
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	2,038	2,038
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,111,774	11	—	—	21,124	—	21,135
Dividends declared from distributable earnings	—	—	—	—	—	(119,623)	(119,623)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(3,773)	3,773	—
Balance at December 31, 2019	66,524,591	$666	89,080	$(1,359)	$1,009,270	$110,720	$1,119,297
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	147,004	147,004
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	33,695	33,695
Net realized gain on investments and foreign currency transactions	—	—	—	—		(2,591)	(2,591)
Decrease in net assets resulting from capital share transactions
Purchases of treasury stock	(206,964)	—	206,964	(2,932)	—	—	(2,932)
Repurchase of convertible notes	—	—	—	—	(910)	—	(910)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,366,582	14	—	—	22,292	—	22,306
Dividends declared from distributable earnings	—	—	—	—	—	(154,554)	(154,554)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(4,976)	4,976	—
Balance at December 31, 2020	67,684,209	$680	296,044	$(4,291)	$1,025,676	$139,250	$1,161,315
Cumulative effect adjustment for the adoption of ASU 2020-06 (2)	—	—	—	—	(457)	172	(285)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	142,359	142,359
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	40,546	40,546
Net realized loss on investments and foreign currency transactions	—	—	—	—	—	28,875	28,875
Increase in Net Assets Resulting from capital share transactions:
Issuance of common stock, net of offering and underwriting costs	4,049,689	41	—	—	85,863	—	85,904
Common stock issued in settlement of convertible notes	2,324,820	24	—	—	42,249	—	42,273
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,712,824	16	—	—	36,335	—	36,351
Dividends declared from distributable earnings	—	—	—	—	—	(261,490)	(261,490)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(391)	391	—
Balance at December 31, 2021	75,771,542	$761	296,044	$(4,291)	$1,189,275	$90,103	$1,275,848

(1)	The Company’s tax year end is March 31st.
(2)	See Note 2 for further information related to the adoption of ASU 2020-06.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$211,780	$178,108	$154,583
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized gains on investments	(49,738)	(31,951)	(18,323)
Net change in unrealized losses on foreign currency transactions	591	5,068	3,255
Net change in unrealized (gains) losses on interest rate swaps	6,699	(6,812)	(9,194)
Net realized (gains) losses on investments	(28,816)	3,116	(1,888)
Net realized gains on extinguishment of debt	—	(739)	—
Net realized losses on foreign currency transactions	56	118	1
Net realized (gains) losses on interest rate swaps	—	62	(41)
Net amortization of discount on investments	(27,816)	(25,706)	(16,565)
Amortization of deferred financing costs	6,053	5,089	4,784
Amortization of discount on debt	707	546	968
Purchases and originations of investments, net	(1,198,944)	(1,038,885)	(1,118,116)
Proceeds from investments, net	92,869	79,560	38,043
Repayments on investments	995,903	968,422	583,927
Paid-in-kind interest	(9,639)	(8,596)	(7,468)
Changes in operating assets and liabilities:
Interest receivable	(1,550)	4,501	(4,336)
Interest receivable paid-in-kind	(642)	(29)	110
Prepaid expenses and other assets	12,136	(10,648)	(59)
Management fees payable to affiliate	945	201	1,165
Incentive fees on net investment income payable to affiliate	2,537	91	(2,195)
Incentive fees on net capital gains accrued to affiliate	13,507	1,421	—
Payable to affiliate	517	684	327
Other liabilities	(24,703)	21,445	12,981
Net Cash Provided by (Used) in Operating Activities	2,452	145,066	(378,041)
Cash Flows from Financing Activities
Borrowings on debt	1,616,739	1,114,226	1,742,585
Repayments on debt	(1,471,961)	(1,090,685)	(1,255,169)
Repurchases of debt	—	(31,829)	—
Settlement of convertible notes	(547)	—	—
Deferred financing costs	(7,953)	(4,267)	(7,747)
Proceeds from issuance of common stock, net of offering and underwriting costs	85,904	—	—
Purchases of treasury stock	—	(2,932)	—
Dividends paid to stockholders	(221,941)	(130,448)	(98,060)
Net Cash Provided by (Used) in Financing Activities	241	(145,935)	381,609
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	2,693	(869)	3,568
Cash, cash equivalents, and restricted cash, beginning of period	13,274	14,143	10,575
Cash, Cash Equivalents, and Restricted Cash, End of Period	$15,967	$13,274	$14,143

Supplemental Information:
Interest paid during the period	$29,327	$34,016	$41,132
Excise and other taxes paid during the period	$3,874	$3,978	$3,445
Dividends declared during the period	$261,490	$154,554	$119,623

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$36,351	$22,306	$21,135
Common stock issued in settlement of convertible notes during the period	$42,273	$—	$—

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At December 31, 2021, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Earnings per share

The Company's earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued and the additional shares of common stock were dilutive. Diluted EPS reflects the potential dilution, using the if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.

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

Cash advances received in respect of transaction-related expenses are recorded as Cash and cash equivalents with an offset to Other liabilities or Other payables to affiliates. Other liabilities or Other payables to affiliates are relieved as reimbursable expenses are incurred.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2021, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s 2020, 2019 and 2018 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the calendar years ended December 31, 2021, 2020 and 2019 we recorded a net expense of $0.4 million, $5.8 million and $3.8 million, respectively, for U.S. federal excise tax and other taxes.

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

Accounting Pronouncements Adopted in 2021

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

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for the allocable portion of the costs of compensation, benefits, and related administrative expenses of the Company’s officers who provide operational and administrative services to the Company pursuant to the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Adviser or an affiliate).  Such reimbursable amounts include the allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s Chief Financial Officer, Chief Compliance Officer, and other professionals who provide operational and administrative services to the Company pursuant to the Administration Agreement, including individuals who provide “back office” or “middle office” financial, operational, legal and/or compliance services to the Company.  The Company reimburses the Adviser (or its affiliates) for the allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company. The Company may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

For the years ended December 31, 2021, 2020 and 2019, the Company incurred expenses of $4.8 million, $3.8 million and $4.2 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the years ended December 31, 2021, 2020 and 2019, Management Fees (gross of waivers) were $37.1 million, $32.1 million and $30.1 million, respectively.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. Any waived Management Fees are not subject to recoupment by the Adviser. For the year ended December 31, 2021, Management Fees of $0.2 million have been waived pursuant to the Leverage Waiver. The Advisers did not waive any Management Fees for the years ended December 31, 2020 and 2019 pursuant to the Leverage Waiver.

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

For the years ended December 31, 2021, 2020 and 2019, Incentive Fees were $46.6 million, $32.9 million and $27.2 million, respectively, of which $33.1 million, $31.5 million, and $27.2 million, respectively, were realized and payable to the Adviser. For the years end December 31, 2021 and 2020, $13.5 million and $1.4 million, respectively, of Incentive Fees were accrued related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less any cumulative unrealized losses and capital gains Incentive Fees paid inception to date. As of December 31, 2021, these accrued Incentive Fees are not contractually payable to the Adviser. For the year ended December 31, 2019, no Incentive Fees were accrued related to capital gains.

The Adviser did not waive any Incentive Fees for the years ended December 31, 2021, 2020 and 2019. Any waived Incentive Fees are not subject to recoupment by the Adviser.

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

Investments at fair value consisted of the following at December 31, 2021 and 2020:

	December 31, 2021
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,265,555	$2,298,856	$33,301
Second-lien debt investments	42,629	42,729	100
Mezzanine debt investments	9,368	18,549	9,181
Equity and other investments	114,460	161,459	46,999
Total Investments	$2,432,012	$2,521,593	$89,581

	December 31, 2020
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,165,100	$2,196,910	$31,810
Second-lien debt investments	4,991	5,037	46
Mezzanine debt investments	8,223	10,982	2,759
Equity and other investments	80,714	85,941	5,227
Total Investments	$2,259,028	$2,298,870	$39,842

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Business Services	16.8%	22.2%
Communications	3.5%	2.0%
Education	12.2%	11.2%
Financial Services	11.4%	15.7%
Healthcare	8.4%	8.3%
Hotel, Gaming and Leisure	2.4%	1.6%
Human Resource Support Services	11.9%	9.9%
Insurance	—	2.3%
Internet Services	8.7%	5.2%
Marketing Services	1.8%	2.0%
Office Products	0.2%	0.3%
Oil, Gas and Consumable Fuels	3.7%	1.7%
Other	1.6%	1.3%
Pharmaceuticals	3.8%	2.8%
Real Estate	—	1.7%
Retail and Consumer Products	12.3%	11.8%
Transportation	1.3%	—
Total	100.0%	100.0%

The geographic composition of investments at fair value at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
United States
Midwest	12.5%	13.4%
Northeast	24.2%	16.9%
South	23.4%	24.1%
West	31.8%	38.1%
Australia	2.4%	1.7%
Bermuda	—	1.7%
Canada	5.7%	4.1%
Total	100.0%	100.0%

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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the year ended December 31, 2021 and 2020:

			For the Year Ended December 31, 2021
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)(2)	7/30/2021	$11,700	$(102)	$14	$(88)
Interest rate swap (1)	7/30/2022	13,440	(9)	7	(2)
Interest rate swap	8/1/2022	115,000	(2,976)	5,175	2,199
Interest rate swap	8/1/2022	50,000	(899)	2,250	1,351
Interest rate swap	8/1/2022	7,500	(136)	338	202
Interest rate swap	8/1/2022	27,531	(1,238)	639	(599)
Interest rate swap	8/1/2022	2,160	(97)	50	(47)
Interest rate swap	8/1/2022	42,819	(792)	399	(393)
Interest rate swap	1/22/2023	150,000	(3,307)	6,750	3,443
Interest rate swap (1)(2)	6/9/2023	5,000	(15)	6	(9)
Interest rate swap	11/1/2024	300,000	(7,384)	11,625	4,241
Interest rate swap	11/1/2024	50,000	(1,339)	1,937	598
Interest rate swap	11/1/2024	2,500	(96)	62	(34)
Interest rate swap	8/1/2026	300,000	(5,666)	6,792	1,126
Total		$1,077,650	$(24,056)	$36,044	$11,988

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

(2)	As of December 31, 2021, these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

			For the Year Ended December 31, 2020
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)(2)	6/25/2020	$91,500	$(456)	$440	$(16)
Interest rate swap (1)	7/30/2021	11,700	(176)	109	(67)
Interest rate swap (1)(2)	7/29/2022	3,200	(44)	31	(13)
Interest rate swap (1)(2)	7/29/2022	2,150	(3)	3	—
Interest rate swap	8/1/2022	115,000	(3,889)	5,175	1,286
Interest rate swap	8/1/2022	50,000	(1,295)	2,250	955
Interest rate swap	8/1/2022	7,500	(195)	338	143
Interest rate swap	8/1/2022	27,531	(936)	576	(360)
Interest rate swap	8/1/2022	2,160	(73)	45	(28)
Interest rate swap	1/22/2023	150,000	(4,497)	6,750	2,253
Interest rate swap (1)	6/9/2023	5,000	(9)	7	(2)
Interest rate swap	11/1/2024	300,000	(9,704)	11,625	1,921
Interest rate swap	11/1/2024	50,000	(1,460)	1,722	262
Interest rate swap	11/1/2024	2,500	(74)	55	(19)
Total		$818,241	$(22,811)	$29,126	$6,315

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

For the years ended December 31, 2021 and 2020, the Company recognized $6.7 million in unrealized losses and $6.8 million in unrealized gains, respectively, in net change in unrealized gains/(losses) on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the years ended December 31, 2021 and 2020 the Company recognized $22.6 million in unrealized losses and $18.6 million in unrealized gains, respectively, in net change in unrealized gains/(losses) on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. For the years ended December 31, 2021 and 2020, this amount is offset by a decrease of $12.4 million and an increase of $18.6 million, respectively, for a change in the carrying value of the 2024 Notes and for the year ended December 31, 2021 a decrease of $10.2 million for a change in carrying value of the 2026 Notes.

As of December 31, 2021, the swap transactions had a fair value of ($1.6) million which is netted against cash collateral on the Company’s consolidated balance sheet. As of December 31, 2020, the swap transactions had a fair value of $28.6 million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of December 31, 2021 and 2020, $14.4 million and $10.8 million, respectively, of cash is pledged as collateral under the Company’s derivative instruments and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2021 and 2020:

	Fair Value Hierarchy at December 31, 2021
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$2,298,856	$2,298,856
Second-lien debt investments	—	42,729	—	42,729
Mezzanine debt investments	—	—	18,549	18,549
Equity and other investments	12,154	32,072	117,233	161,459
Total investments at fair value	$12,154	$74,801	$2,434,638	$2,521,593
Interest rate swaps	—	(1,601)	—	(1,601)
Total	$12,154	$73,200	$2,434,638	$2,519,992

	Fair Value Hierarchy at December 31, 2020
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$38,359	$2,158,551	$2,196,910
Second-lien debt investments	—	—	5,037	5,037
Mezzanine debt investments	—	—	10,982	10,982
Equity and other investments	3	10,788	75,150	85,941
Total investments at fair value	$3	$49,147	$2,249,720	$2,298,870
Interest rate swaps	—	28,638	—	28,638
Total	$3	$77,785	$2,249,720	$2,327,508

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2021 and 2020:

	As of and for the Year Ended
	December 31, 2021
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,551	$5,037	$10,982	$75,150	$2,249,720
Purchases or originations	1,083,349	—	6,640	45,900	1,135,889
Repayments / redemptions	(966,160)	(5,791)	—	(60,202)	(1,032,153)
Paid-in-kind interest	8,757	432	450	—	9,639
Net change in unrealized gains (losses)	(4,702)	(45)	6,421	26,147	27,821
Net realized gains (losses)	(3,427)	—	—	36,057	32,630
Net amortization of discount on securities	22,488	367	52	—	22,907
Transfers within Level 3	—	—	(1,816)	1,816	—
Transfers into (out of) Level 3	—	—	(4,180)	(7,635)	(11,815)
Balance, End of Period	$2,298,856	$—	$18,549	$117,233	$2,434,638

	As of and for the Year Ended
	December 31, 2020
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,927	$4,147	$2,550	$63,107	$2,228,731
Purchases or originations	941,629	4,809	5,284	18,001	969,723
Repayments / redemptions	(960,147)	(4,357)	—	(38,736)	(1,003,240)
Paid-in-kind interest	7,965	359	272	—	8,596
Net change in unrealized gains (losses)	6,053	46	2,709	28,569	37,377
Net realized gains (losses)	(15,482)	—	—	288	(15,194)
Net amortization of discount on securities	23,527	33	167	—	23,727
Transfers within Level 3	(3,921)	—	—	3,921	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,158,551	$5,037	$10,982	$75,150	$2,249,720

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2021 and 2020:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Year Ended	for the Year Ended
	December 31, 2021 on	December 31, 2020 on
	Investments Held at	Investments Held at
	December 31, 2021	December 31, 2020
First-lien debt investments	$11,048	$23,030
Second-lien debt investments	—	46
Mezzanine debt investments	6,936	2,710
Equity and other investments	40,166	13,556
Total	$58,150	$39,342

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of December 31, 2021 and 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2021
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,298,856	Income approach (1)	Discount rate	6.6% — 12.2% (9.6%)	Decrease
Mezzanine debt investments	18,549	Income approach (2)	Discount rate	6.2% — 9.3% (8.5%)	Decrease
Equity and other investments	117,233	Market Multiple (3)	Comparable multiple	4.5x — 9.5x (6.0x)	Increase
Total	$2,434,638

(1)	Includes $19.0 million of first-lien debt investments which were valued using an asset valuation waterfall.
(2)

Includes $2.1 million of debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments and $0.1 million of debt investments which were valued using an asset waterfall.

(3)

Includes $22.0 million of equity investments which were valued using an asset valuation waterfall, $7.7 million of equity investments using a Black-Scholes model, and $26.2 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2021 and 2020, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2022 Convertible Notes	$99,990	$121,710	$142,809	$156,325
2023 Notes	150,000	153,953	150,000	155,010
2024 Notes	347,500	362,703	347,500	359,532
2026 Notes	300,000	296,520	—	—
Total	$897,490	$934,886	$640,309	$670,867

(1)	The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2021 and 2020, the Company’s asset coverage was 205.4% and 204.5%, respectively.

Debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,510,000	$316,442	$1,193,558	$304,607
2022 Convertible Notes	99,990	99,990	—	99,673
2023 Notes	150,000	150,000	—	149,306
2024 Notes	347,500	347,500	—	347,896
2026 Notes	300,000	300,000	—	284,482
Total Debt	$2,407,490	$1,213,932	$1,193,558	$1,185,964

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of deferred financing costs and original issue discounts totaling $11.8 million, $0.3 million, $0.7 million, $4.0 million and $5.3 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $4.4 million and $(10.2) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, and 2024 Notes are presented net of deferred financing costs and original issue discounts totaling $10.8 million, $1.5 million, $1.3 million and $5.3 million, respectively.

(3)

The carrying value of the 2024 Notes is presented inclusive of an incremental $16.8 million, which represents an adjustment in the carrying value of the 2024 Notes resulting from a hedge accounting relationship.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense	$39,698	$36,495	$39,097
Commitment fees	4,454	3,686	2,890
Amortization of deferred financing costs	6,053	5,089	4,784
Accretion of original issue discount	707	546	968
Swap settlements	(12,087)	(6,414)	1,371
Total Interest Expense	$38,825	$39,402	$49,110
Average debt outstanding (in millions)	$1,223.4	$1,001.6	$913.4
Weighted average interest rate	2.3%	3.0%	4.4%
Average 1-month LIBOR rate	0.1%	0.5%	2.2%

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

On December 21, 2021, the Company entered into an eleventh amendment to the Company’s Second Amended and restated senior secured Revolving Credit Facility, which, among other changes, updates and modifies terms and provisions of the Revolving Credit Facility to reflect alternative reference rates based on the Sterling Overnight Index Average for Sterling loans, the Swiss Average Rate

Overnight for Swiss Franc loans, the Tokyo Interbank Offered Rate for Japanese Yen loans and the Euro Interbank Offered Rate for Euro loans.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had outstanding debt denominated in Australian dollars (AUD) of 60.4 million, British pounds (GBP) of 4.7 million, Canadian dollars (CAD) of 134.1 million, and Euro (EUR) of 9.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2021 and December 31, 2020, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of December 31, 2021, the Company was in compliance with the terms of the Revolving Credit Facility.

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

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. The 2022 Convertible Notes will mature on August 1, 2022. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 46.8516 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $21.34 per share of the Company’s common stock, subject to customary anti-dilution adjustments. As of December 31, 2021, the estimated adjusted conversion price was approximately $18.07 per share of common stock. The sale of the 2022 Convertible Notes generated net proceeds of approximately $111.2 million. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility. In connection with the offering of 2022 Convertible Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $115.0 million, which matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes. As a result of the swap, the Company’s effective interest rate on the original issuance of 2022 Convertible Notes is three-month LIBOR plus 2.37%. See Note 5 for further information related to the Company’s interest rate swaps.

In June 2018, the Company issued an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115 million aggregate principal amount of the Company’s existing 2022 Convertible Notes issued in February 2017. In connection with the reopening of the 2022 Convertible Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $50.0 million and $7.5 million, each of which matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes. As a result of the additional swaps, the Company’s effective interest rate on the additional 2022 Convertible Notes is approximately three-month LIBOR plus 1.60%. See Note 5 for further information related to the Company’s interest rate swaps.

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

On September 30, 2021, the Company notified the trustee and holders of the 2022 Convertible Notes that the terms of one of the conversion features had been met and the notes were eligible for conversion at the option of the holders.  The notes remained convertible until October 12, 2021.  During this period $42.8 million aggregate principal amount of notes were surrendered for conversion and the Company elected combination settlement. During the three months ended December 31, 2021, $42.8 million of principal of the 2022 Convertible Notes were converted and were settled with a combination of cash and 2,324,820 shares of the Company’s common stock. In connection with the settlement of the 2022 Convertible Notes, the Company entered into a floating-to-fixed interest rate swap with an aggregate notional amount equal to the amount of 2022 Convertible Notes settled, which had the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2022 Convertible Notes, to match the remaining principal amount of the 2022 Convertible Notes outstanding. As a result of the swaps, the Company’s effective interest rate on the outstanding 2022 Convertible Notes is three-month LIBOR plus 2.11% (on a weighted-average basis).

On January 26, 2022, the Company notified the trustee and holders of the 2022 Convertible Notes that the terms of settlement for the notes at the Company’s election are a combination settlement of cash and stock to occur after the 40 day observation period described in the notes indenture.

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

For the years ended December 31, 2021, 2020, and 2019 the components of interest expense related to the Convertible Notes were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense	$5,641	$6,858	$12,722
Accretion of original issue discount	—	214	872
Amortization of deferred financing costs	911	866	1,690
Total Interest Expense	$6,552	$7,938	$15,284

Total interest expense in the table above does not include the effect of the interest rate swaps. During the years ended December 31, 2021, 2020 and 2019, the Company received $8.9 million, $8.4 million, and $12.9 million, respectively, and paid $6.1 million, $6.4 million, and $14.2 million, respectively, related to the quarterly settlement of its interest rate swaps. These net amounts are included in interest expense in the Company’s consolidated statements of operations.

As of December 31, 2021 and 2020 the principal amount of the 2022 Convertible Notes was exceeded by the value of the underlying shares multiplied by the per share closing price of the Company’s common stock. However, the conditions required for conversion prior to maturity had not been satisfied.

As of December 31, 2021 and 2020, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	December 31, 2021	December 31, 2020
Principal amount of debt	$99,990	$142,809
Original issue discount, net of accretion	—	(284)
Deferred financing costs	(317)	(1,228)
Carrying value of debt	$99,673	$141,297
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate is three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. Please see Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of December 31, 2021, and 2020 the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC Topic 470-20. During the period ended March 31, 2021, the Company early adopted ASU 2020-06 and in accordance with this guidance reclassed the remaining unamortized discount on the 2022 Convertible Notes from the carrying value of the instrument to “additional paid-in capital” in the accompanying consolidated balance sheet. As a requirement under ASU 2020-06 the Company calculates diluted earnings per shares using the if-converted method which assumes full share settlement for the aggregate value of the 2022 Convertible Notes.

The average daily closing price of the Company’s common stock for the year ended December 31, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of December 31, 2021. The average daily closing price of the

Company’s common stock for the year ended December 31, 2020 was less than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of December 31, 2020.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of December 31, 2021, and 2020, the effective hedge interest rate swaps had a fair value of $4.4 million and $16.8 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of December 31, 2021 the effective hedge interest rate swaps had a fair value of $(10.2) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the 2023 Notes, 2024 Notes and 2026 Notes were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense	$27,086	$20,029	$8,688
Accretion of original issue discount	707	331	96
Amortization of deferred financing costs	2,338	1,651	781
Total Interest Expense	$30,131	$22,011	$9,565

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. During the years ended December 31, 2021, 2020 and 2019, the Company received $27.2 million, $20.2 million, and $8.5 million, respectively, and paid $17.8 million, $15.7 million and $8.6 million, respectively, related to the settlements of its interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. These net amounts are included in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2021 and 2020, the components of the carrying value of the 2023 Notes, 2024 Notes and 2026 Notes and the stated interest rates were as follows:

	December 31, 2021			December 31, 2020
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes
Principal amount of debt	$150,000	$347,500	$300,000	$150,000	$347,500
Original issue discount, net of accretion	(11)	(1,091)	(1,853)	(20)	(1,445)
Deferred financing costs	(683)	(2,886)	(3,426)	(1,327)	(3,903)
Change in fair value of an effective hedge	—	4,373	(10,239)	—	16,769
Carrying value of debt	$149,306	$347,896	$284,482	$148,653	$358,921
Stated interest rate	4.50%	3.875%	2.50%	4.50%	3.875%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of December 31, 2021 the Company’s swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes is three month LIBOR plus 1.99%, 2.28% (on a weighted average basis) and 1.91%, respectively. As of December 31, 2020 the Company’s swap-adjusted interest rate on the 2023 Notes and 2024 Notes is three month LIBOR plus 1.99% and 2.28% (on a weighted average basis), respectively.

As of December 31, 2021 and December 31, 2020, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

8. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments; such commitments are incorporated into the Company’s assessment of its liquidity position. The Company’s senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. The Company’s senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement.

As of December 31, 2021 and December 31, 2020, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2021	December 31, 2020
Alpha Midco, Inc. - Delayed Draw	$4,444	$5,000
American Achievement, Corp. - Revolver	2,403	—
AvidXchange, Inc. - Delayed Draw	1,021	4,626
Axonify, Inc. - Delayed Draw	6,850	—
Bayshore Intermediate #2, L.P. - Revolver	2,398	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	12,500	22,500
BlueSnap, Inc. - Delayed Draw & Revolver	12,500	—
Clinicient, Inc. - Revolver	1,600	1,600
DaySmart Holdings, LLC - Delayed Draw	4,630	11,182
Destiny Solutions Parent Holding Company - Delayed Draw	6,478	—
Dye & Durham Corp. - Delayed Draw & Revolver	7,884	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	16,722	—
EMS Linq, Inc. - Revolver	8,784	—
ExtraHop Networks, Inc. - Delayed Draw	24,389	—
Factor Systems, Inc. - Delayed Draw	—	13,333
ForeScout Technologies, Inc. - Revolver	500	500
G Treasury SS, LLC - Delayed Draw	6,986	2,816
Ibis Intermediate Co. - Delayed Draw	6,338	—
Integration Appliance, Inc. - Revolver	—	1,310
IntelePeer Holdings, Inc. - Delayed Draw	2,643	2,876
InvMetrics Holdings, Inc. - Revolver	—	1,900
IRGSE Holding Corp. - Revolver	673	97
Kyriba Corp. - Delayed Draw & Revolver	39	3,063
Lexipol, LLC - Delayed Draw	—	189
Lithium Technologies, LLC - Revolver	1,979	1,979
Lucidworks, Inc. - Revolver	3,333	3,333
Netwrix Corp. - Delayed Draw & Revolver	6,351	19,243
Neuintel, LLC - Delayed Draw	8,600	—
Nintex Global, Ltd. - Revolver	—	909
PageUp People, Ltd. - Delayed Draw & Revolver	30,173	3,858
Passport Labs, Inc. - Delayed Draw & Revolver	8,334	—
PayScale Holdings, Inc. - Delayed Draw	—	7,667
PrimePay Intermediate, LLC - Delayed Draw	8,000	—
PrimeRevenue, Inc. - Delayed Draw & Revolver	6,500	6,800
Project44, Inc. - Delayed Draw	19,861	—
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	29,877	32,089
ResMan, LLC - Delayed Draw & Revolver	—	9,414
Sprinklr, Inc. - Delayed Draw Convertible Note	—	3,750
Tango Management Consulting, LLC - Delayed Draw & Revolver	38,750	—
TRP Assets, LLC - Delayed Draw	18,000	—
Valant Medical Solutions, Inc. - Delayed Draw & Revolver	—	2,464
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	7,778	15,556
WideOrbit, Inc. - Revolver	4,756	4,756
Workwell Acquisition Co. - Delayed Draw	10,000	10,000
Total Portfolio Company Commitments (1)(2)	$332,074	$192,810

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

Other Commitments and Contingencies

As of December 31, 2021 and 2020, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2021 and 2020, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

In December 2021, the Company issued a total of 2,324,820 shares of common stock as settlement for the conversion of $42.8 million principal amount of the 2022 Convertible Notes.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the year ended December 31, 2021 and 2020. All shares issued to stockholders in the tables below are newly issued shares.

	Year Ended
	December 31, 2021
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 4, 2020	Base	December 15, 2020	January 15, 2021	211,904
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	24,196
February 17, 2021	Base	March 15, 2021	April 15, 2021	165,400
February 17, 2021	Special	March 25, 2021	April 8, 2021	483,361
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	30,924
May 4, 2021	Base	June 15, 2021	July 15, 2021	187,442
August 3, 2021	Supplemental	August 31, 2021	September 30, 2021	11,852
August 3, 2021	Base	September 15, 2021	October 15, 2021	254,691
November 2, 2021	Supplemental	November 30, 2021	December 31, 2021	39,493
November 2, 2021	Special	December 7, 2021	December 20, 2021	303,561
Total Shares Issued				1,712,824

	Year Ended
	December 31, 2020
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 5, 2019	Base	December 13, 2019	January 15, 2020	194,470
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	57,674
February 19, 2020	Base	March 13, 2020	April 15, 2020	299,058
February 19, 2020	Special	April 15, 2020	April 30, 2020	193,723
February 19, 2020	Special	June 15, 2020	June 30, 2020	279,861
May 5, 2020	Base	June 15, 2020	July 15, 2020	285,727
August 4, 2020	Base	September 15, 2020	October 15, 2020 (2)	—
November 4, 2020	Supplemental	November 30, 2020	December 31, 2020	56,069
Total Shares Issued				1,366,582

(1)	See Note 11 for further information on base, supplemental and special dividends.
(2)	Due to a technical error by the Company’s dividend reinvestment plan administrator, all shareholders received the dividend for the October 15, 2020 payment date in cash.

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

During the year ended December 31, 2020, the Company repurchased 206,964 shares at a weighted average price per share of $14.17 inclusive of commissions, for a total cost of $2.9 million. For the year end December 31, 2021, no shares were repurchased.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Earnings per common share—basic
Numerator for basic earnings per share	$211,780	$178,108	$154,583
Denominator for basic weighted average shares	72,169,488	67,209,078	66,069,305
Earnings per common share—basic	$2.93	$2.65	$2.34
Earnings per common share—diluted
Numerator for increase in net assets per share	$211,780	$178,108	$154,583
Adjustment for interest expense and deferred financing costs on Convertible Notes, incentive fee and excise tax, net	5,194	—	—
Numerator for diluted earnings per share	$216,974	$178,108	$154,583
Denominator for basic weighted average shares	72,169,488	67,209,078	66,069,305
Adjustment for dilutive effect of Convertible Notes	5,532,770	—	—
Denominator for diluted weighted average shares	77,702,258	67,209,078	66,069,305
Earnings per common share—diluted	$2.79	$2.65	$2.34

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

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the year ended December 31, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of December 31, 2021. Therefore, for this period presented in the consolidated financial statements the Company applied the if-converted method for purposes of calculating diluted earnings per common share.

For the purpose of calculating diluted earnings per common share, the average daily closing prices of the Company’s common stock for the years ended December 31, 2020 and 2019 were less than the estimated adjusted conversion prices for the 2022 Convertible Notes outstanding as of December 31, 2020 and 2019, respectively. Therefore, for these periods presented in the consolidated financial statements, the 2022 Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31, 2021
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	$0.05
February 17, 2021	Base	March 15, 2021	April 15, 2021	0.41
February 17, 2021	Special	March 25, 2021	April 8, 2021	1.25
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	0.06
May 4, 2021	Base	June 15, 2021	July 15, 2021	0.41
August 3, 2021	Supplemental	August 31, 2021	September 30, 2021	0.02
August 3, 2021	Base	September 15, 2021	October 15, 2021	0.41
November 2, 2021	Supplemental	November 30, 2021	December 31, 2021	0.07
November 2, 2021	Special	December 7, 2021	December 20, 2021	0.50
November 2, 2021	Base	December 15, 2021	January 14, 2022	0.41
Total Dividends Declared				$3.59

	Year Ended
	December 31, 2020
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	$0.06
February 19, 2020	Base	March 13, 2020	April 15, 2020	0.41
February 19, 2020	Special	April 15, 2020	April 30, 2020	0.25
February 19, 2020	Special	June 15, 2020	June 30, 2020	0.25
May 5, 2020	Base	June 15, 2020	July 15, 2020	0.41
August 4, 2020	Base	September 15, 2020	October 15, 2020	0.41
November 4, 2020	Supplemental	November 30, 2020	December 31, 2020	0.10
November 4, 2020	Base	December 15, 2020	January 15, 2021	0.41
Total Dividends Declared				$2.30

		Year Ended
		December 31, 2019
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 20, 2019	Supplemental	February 28, 2019	March 29, 2019	$0.12
February 20, 2019	Base	March 15, 2019	April 15, 2019	0.39
May 2, 2019	Supplemental	May 31, 2019	June 28, 2019	0.01
May 2, 2019	Base	June 14, 2019	July 15, 2019	0.39
July 31, 2019	Supplemental	August 30, 2019	September 30, 2019	0.04
July 31, 2019	Base	September 13, 2019	October 15, 2019	0.39
November 5, 2019	Supplemental	November 29, 2019	December 31, 2019	0.08
November 5, 2019	Base	December 13, 2019	January 15, 2020	0.39
Total Dividends Declared				$1.81

The dividends declared during the years ended December 31, 2021, 2020 and 2019 were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Ordinary Income (1)	$225,522	$145,053	$119,623
Long-Term Capital Gains	35,968	9,501	—
Total	$261,490	$154,554	$119,623

(1)

For the years ended December 31, 2021, 2020 and 2019, 84.46%, 80.87%, and 80.49% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The tax basis components of distributable earnings for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Undistributed net investment income - tax basis	$17,209	$90,377	$124,292
Undistributed net realized gains (losses) - tax basis	14,818	30,451	7,863
Net unrealized gains (losses) on investments	77,220	24,159	8,908
Other temporary differences	(19,144)	(5,737)	(30,343)
Total distributable earnings - book basis	$90,103	$139,250	$110,720

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2021, 2020 and 2019, to taxable income at December 31, 2021, 2020 and 2019:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Increase in net assets resulting from operations	$211,780	$178,108	$154,583
Adjustments:
Net unrealized (gain) loss on investments	(40,546)	(33,695)	(24,262)
Other income for tax purposes, not book	4,957	28,096	2,167
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	391	5,767	3,773
Other book-tax differences	(3,771)	(9,021)	9,589
Taxable Income	$172,711	$169,155	$145,750

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

During the period April 1, 2021 through December 31, 2021, the Company decreased distributable earnings and increased additional paid in capital by less than $0.1 million primarily attributable to U.S. federal excise taxes.

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

As of December 31, 2021, the Company had a deferred tax liability of $2.8 million pertaining to unrealized gains, related to six of its investments. Given the unrealized gains generated by the entity, the deferred tax liability has been offset by a deferred tax asset of $0.9 million pertaining to operating losses. The Company carried back a portion of its operating losses to the previous tax years generating a $0.3 million tax refund.

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

The tax cost of the Company’s investments as of December 31, 2021 was $2,445,863, resulting in estimated gross unrealized gains and losses of $156,819 and $79,599, respectively. The tax cost of the Company’s investments as of December 31, 2020 was $2,285,393, resulting in estimated gross unrealized gains and losses of $125,374 and $101,215, respectively. The tax cost of the Company’s investments as of December 31, 2019 was $2,230,116, resulting in estimated gross unrealized gains and losses of $87,386 and $78,478, respectively.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2021, 2020, 2019, 2018 and 2017.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Per Share Data (7)
Net asset value, beginning of period	$17.16	$16.83	$16.25	$16.09	$15.95

Net investment income (1)	1.97	2.19	1.94	2.25	2.00
Net realized and unrealized gains (losses) (1)	0.96	0.46	0.40	(0.39)	(0.14)
Total from operations	2.93	2.65	2.34	1.86	1.86
Issuance of common stock, net of offering costs (2)	0.31	0.01	0.04	0.08	0.03
Settlement of convertible notes (2)	0.03	—	—	—	—
Repurchase of common stock (2)	—	0.01	—	—	—
Repurchase of debt (2)	—	(0.01)	—	—	—
Dividends declared from net investment income (2)	(2.80)	(2.07)	(1.81)	(1.77)	(1.53)
Dividends declared from realized gains (2)	(0.79)	(0.23)	—	(0.01)	(0.22)
Total increase (decrease) in net assets	(0.32)	0.33	0.58	0.16	0.14
Net Asset Value, End of Period	$16.84	$17.16	$16.83	$16.25	$16.09
Per share market value at end of period	$23.39	$20.75	$21.47	$18.09	$19.80
Total return based on market value with reinvestment of dividends (3)	32.80%	11.24%	30.57%	4.24%	15.75%
Total return based on market value (4)	30.02%	7.36%	28.69%	0.35%	15.36%
Total return based on net asset value (5)	19.06%	15.63%	14.71%	12.06%	11.87%
Shares Outstanding, End of Period	75,771,542	67,684,209	66,524,591	65,412,817	60,247,201
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets	11.17%	11.10%	11.27%	11.32%	9.41%
Ratio of net investment income to average net assets	11.67%	13.26%	11.73%	13.80%	12.49%
Portfolio turnover	44.23%	41.88%	30.89%	44.57%	58.08%
Net assets, end of period	$1,275,848	$1,161,315	$1,119,297	$1,063,202	$969,284

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(3)

Total return based on market value with dividends reinvested is calculated as the change in market value per share during the period plus declared dividends per share, assuming reinvestment of dividends, divided by the beginning market value per share.

(4)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(5)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.

(6)

The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the year ended December 31, 2021 and the Adviser’s waivers of its right to receive a portion of the Management and Incentive Fees with respect to the Company’s ownership of shares of common stock of Oxford Square Capital Corp. and Triangle Capital Corp for the years ended December 31, 2018 and 2017.  Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 11.19%, 11.33%, and 9.42% for the years ended December 31, 2021, 2018, and 2017, respectively. The Adviser did not waive any Management Fees or Incentive Fees for the years ended December 31, 2020 and 2019.

(7)	Table may not sum due to rounding.

14. Selected Quarterly Financial Data (Unaudited)

	2021
	Q4	Q3	Q2	Q1
Investment Income	$78,323	$71,200	$62,828	$66,242
Net Expenses (1)	$32,132	$34,730	$35,440	$33,932
Net Investment Income	$46,191	$36,470	$27,388	$32,310
Total unrealized and realized gains (losses)	$(4,373)	$18,486	$30,966	$24,342
Increase in Net Assets Resulting from Operations	$41,818	$54,956	$58,354	$56,652
Net Asset Value per Share as of the End of the Quarter	$16.84	$17.18	$16.85	$16.47

	2020
	Q4	Q3	Q2	Q1
Investment Income	$62,217	$71,316	$70,234	$66,270
Net Expenses (1)	$29,448	$30,212	$30,765	$32,608
Net Investment Income	$32,769	$41,104	$39,469	$33,662
Total unrealized and realized gains (losses)	$20,711	$40,753	$56,401	$(86,761)
Increase in Net Assets Resulting from Operations	$53,480	$81,857	$95,870	$(53,099)
Net Asset Value per Share as of the End of the Quarter	$17.16	$16.87	$16.08	$15.57

	2019
	Q4	Q3	Q2	Q1
Investment Income	$66,531	$70,050	$62,427	$52,487
Net Expenses (1)	$32,771	$33,307	$31,285	$25,849
Net Investment Income	$33,760	$36,743	$31,142	$26,638
Total unrealized and realized losses	$3,942	$(6,402)	$16,653	$12,107
Increase in Net Assets Resulting from Operations	$37,702	$30,341	$47,795	$38,745
Net Asset Value per Share as of the End of the Quarter	$16.83	$16.72	$16.68	$16.34

(1)	Net expenses include income taxes, including excise taxes.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2021.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the SOX Code of Business Conduct and Ethics (which is set forth below), information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Our SOX Code of Business Conduct and Ethics may be found at http://www.sixthstreetspecialtylending.com in the “Investor Resources” section of our website. We intend to disclose any substantive amendments to or waivers of required provisions of the SOX Code of Business Conduct and Ethics on our website or on a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

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

10.18

Tenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 5, 2021, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 17, 2021).

10.19

Eleventh Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 21, 2021, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent.

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

Date: February 17, 2022	SIXTH STREET SPECIALTY LENDING, INC.

/s/ Joshua Easterly
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Gordon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2022.

Signature	Title

/s/ Joshua Easterly Joshua Easterly	Chief Executive Officer, Director and Chairman of the Board of Directors
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (Principal Financial Officer)
/s/ Michael Graf Michael Graf	Deputy Chief Financial Officer (Principal Accounting Officer)
/s/ John A. Ross John A. Ross	Director and Chairman of the Audit Committee
/s/ Hurley Doddy Hurley Doddy	Director
/s/ Michael Fishman Michael Fishman	Director
/s/ Jennifer Gordon Jennifer Gordon	Director

/s/ Richard A. Higginbotham Richard A. Higginbotham	Director
/s/ Judy Slotkin Judy Slotkin	Director
/s/ David Stiepleman David Stiepleman	Director
/s/ Ronald K. Tanemura Ronald K. Tanemura	Director