Form 10-Q
period 2022-03-31
Sixth Street Specialty Lending, Inc.
filed 2022-05-03
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at May 3, 2022 was 76,310,056.

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
•

the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,301,668 and $2,354,984, respectively)	$2,375,860	$2,434,797
Non-controlled, affiliated investments (amortized cost of $0 and $12,666, respectively)	—	27,017
Controlled, affiliated investments (amortized cost of $64,362 and $64,362, respectively)	75,999	59,779
Total investments at fair value (amortized cost of $2,366,030 and $2,432,012, respectively)	2,451,859	2,521,593
Cash and cash equivalents (restricted cash of $19,069 and $14,399, respectively)	23,494	15,967
Interest receivable	11,674	10,775
Prepaid expenses and other assets	4,148	3,522
Total Assets	$2,491,175	$2,551,857
Liabilities
Debt (net of deferred financing costs of $17,755 and $19,147, respectively)	$1,121,190	$1,185,964
Management fees payable to affiliate	9,330	9,380
Incentive fees on net investment income payable to affiliate	7,877	9,789
Incentive fees on net capital gains accrued to affiliate	16,351	14,928
Dividends payable	31,162	30,926
Other payables to affiliate	2,943	3,149
Other liabilities	18,337	21,873
Total Liabilities	1,207,190	1,276,009
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 76,366,724 and 76,067,586 shares issued, respectively; and 76,070,680 and 75,771,542 shares outstanding, respectively	764	761
Additional paid-in capital	1,195,695	1,189,275
Treasury stock at cost; 296,044 and 296,044 shares held, respectively	(4,291)	(4,291)
Distributable earnings	91,817	90,103
Total Net Assets	1,283,985	1,275,848
Total Liabilities and Net Assets	$2,491,175	$2,551,857
Net Asset Value Per Share	$16.88	$16.84

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$64,233	$61,765
Dividend income	235	507
Other income	1,762	2,277
Total investment income from non-controlled, non-affiliated investments	66,230	64,549
Investment income from non-controlled, affiliated investments:
Interest from investments	133	211
Dividend income	—	545
Other income	—	—
Total investment income from non-controlled, affiliated investments	133	756
Investment income from controlled, affiliated investments:
Interest from investments	1,065	936
Other income	1	1
Total investment income from controlled, affiliated investments	1,066	937
Total Investment Income	67,429	66,242
Expenses
Interest	9,602	8,953
Management fees	9,330	8,738
Incentive fees on net investment income	7,877	7,811
Incentive fees on net capital gains	1,424	4,515
Professional fees	1,484	1,395
Directors’ fees	191	194
Other general and administrative	1,459	1,866
Total expenses	31,367	33,472
Management fees waived (Note 3)	—	—
Net Expenses	31,367	33,472
Net Investment Income Before Income Taxes	36,062	32,770
Income taxes, including excise taxes	350	460
Net Investment Income	35,712	32,310
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(5,622)	9,363
Non-controlled, affiliated investments	(14,350)	2,082
Controlled, affiliated investments	16,220	(1)
Translation of other assets and liabilities in foreign currencies	(1,800)	133
Interest rate swaps	(2,943)	(1,822)
Total net change in unrealized gains (losses)	(8,495)	9,755
Realized gains (losses):
Non-controlled, non-affiliated investments	8	14,619
Non-controlled, affiliated investments	13,673	(33)
Foreign currency transactions	(13)	1
Total net realized gains (losses)	13,668	14,587
Total Net Unrealized and Realized Gains (Losses)	5,173	24,342
Increase in Net Assets Resulting from Operations	$40,885	$56,652
Earnings per common share—basic	$0.54	$0.81
Weighted average shares of common stock outstanding—basic	75,972,079	69,691,162
Earnings per common share—diluted	$0.51	$0.75
Weighted average shares of common stock outstanding—diluted	81,536,251	77,356,492

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 73,875 par, due 10/2025)	7/6/2018	C + 4.75%	5.86%	$55,623	$60,919 (CAD 76,091)	4.7%
Alpha Midco, Inc. (3)(5)	First-lien loan ($65,388 par, due 8/2025)	8/15/2019	L + 7.50%	8.56%	64,323	66,592	5.2%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 32,772 par, due 12/2027)	12/3/2021	C + 5.75%	6.50%	24,952	26,718 (CAD 33,372)	2.2%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($52,379 par, due 7/2027)	7/22/2021	L + 7.50%	8.51%	51,097	51,462	4.0%
ForeScout Technologies, Inc. (3)	First-lien loan ($6,054 par, due 8/2026)	8/17/2020	L + 9.50%	10.60% (incl. 9.50% PIK)	5,940	6,086	0.5%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,955 par, due 12/2026)	12/20/2021	L + 6.50%	7.50%	17,506	17,506	1.4%
Netwrix Corp. (3)(5)	First-lien loan ($70,600 par, due 9/2026)	9/30/2020	L + 6.00%	7.00%	69,427	70,600	5.5%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($48,964 par, due 10/2026)	10/8/2020	L + 8.25%	9.26%	48,015	50,884	4.0%
WideOrbit, Inc. (3)	First-lien loan ($50,182 par, due 7/2025)	7/8/2020	L + 8.50%	9.75%	49,602	51,555	4.0%
					386,485	402,322	31.5%
Communications
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,913 par, due 11/2026)	11/19/2021	L + 7.00%	8.00%	33,881	33,865	2.6%
IntelePeer Holdings, Inc.	First-lien loan ($34,956 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	34,897	34,694	2.7%
	Convertible note ($4,188 par, due 5/2028)	5/12/2021	6.00%	6.00% PIK	4,152	4,167	0.3%
					72,930	72,726	5.6%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,490 par, due 10/2029)	10/25/2021	L + 8.88%	9.63%	42,647	42,511	3.3%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($60,000 par, due 6/2026)	6/8/2021	L + 6.00%	7.00%	58,857	58,950	4.6%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	L + 6.25%	7.26%	54,966	54,754	4.3%
Frontline Technologies Group, LLC (3)	First-lien loan ($86,246 par, due 9/2023)	9/18/2017	L + 5.25%	6.25%	86,049	86,246	6.7%
Illuminate Education, Inc.(3)(5)	First-lien loan ($62,563 par, due 8/2022)	8/25/2017	L + 6.25%	7.25%	62,434	62,563	4.9%
					304,953	305,024	23.8%
Financial Services
AvidXchange, Inc. (3)(4)(5)	First-lien loan ($11,331 par, due 4/2024)	10/1/2019	L + 9.00%	10.06%	11,263	11,392	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,525 par, due 10/2024)	10/10/2019	L + 6.50%	7.50%	19,224	19,330	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 6.75%	7.76%	34,500	35,356	2.7%
G Treasury SS, LLC (3)(5)	First-lien loan ($63,090 par, due 4/2023)	4/9/2018	L + 8.25%	9.26%	62,481	64,085	5.0%

Ibis Intermediate Co. (3)(5)	First-lien loan ($1,538 par, due 5/2027)	5/28/2021	L + 5.00%	5.50%	1,411	1,597	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($12,947 par, due 5/2028)	5/28/2021	L + 8.25%	8.75% PIK	12,679	12,720	1.0%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($27,313 par, due 6/2026)	6/21/2021	L + 5.75%	6.75%	26,818	26,971	2.1%
Kyriba Corp.(3)	First-lien loan ($17,804 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	17,571	17,937	1.4%
	First-lien loan (EUR 9,275 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	10,306	10,397 (EUR 9,344)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,389	1,424	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	371	374 (EUR 336)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($17,197 par, due 4/2026)	4/28/2021	L + 8.25%	9.25% (incl. 4.125% PIK)	16,929	16,979	1.3%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 7.00%	8.50%	22,382	22,942	1.8%
TradingScreen, Inc. (3)(5)	First-lien loan ($45,000 par, due 4/2027)	4/30/2021	L + 6.25%	7.25%	43,822	44,438	3.5%
					281,146	285,942	22.2%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($54,859 par, due 11/2026)	11/23/2020	L + 7.50%	8.50%	53,637	54,996	4.3%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,935	5,175	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,559	3,984	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	9,901	0.8%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.60%	6.60%	63,525	63,700	5.0%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($48,375 par, due 10/2024)	6/30/2017	L + 7.50%	8.51%	47,355	49,101	3.8%
					175,613	186,857	14.6%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2022)	9/29/2015	L + 9.50%	10.51%	28,595	30,261	2.3%
	First-lien revolving loan ($12,327 par, due 6/2022)	9/29/2015	L + 9.50%	10.51%	12,327	12,327	1.0%
					40,922	42,588	3.3%

Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($32,445 par, due 5/2026)	5/5/2021	L + 7.50%	8.50%	31,708	32,156	2.5%
DaySmart Holdings, LLC (3)(5)	First-lien loan ($48,637 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	48,535	49,426	3.8%
	First-lien revolving loan ($3,000 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	3,003	3,045	0.2%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($15,747 par, due 1/2028)	1/31/2022	SOFR + 6.50%	7.25%	15,188	15,180	1.2%
Employment Hero Holdings Pty Ltd. (4)	First-lien loan (AUD 40,000 par, due 12/2026) (3)	12/6/2021	B + 6.50%	7.50%	27,397	29,210 (AUD 38,898)	2.3%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 15,982 par, due 12/2025)	1/11/2018	B + 5.50%	6.25%	11,756	11,462 (AUD 15,263)	0.9%
	First-lien loan (GBP 4,723 par, due 12/2025)	10/28/2021	S + 5.50%	6.37%	6,500	6,141 (GBP 4,664)	0.5%

	First-lien loan ($12,989 par, due 12/2025)	10/28/2021	L + 5.50%	6.51%	12,971	12,827	1.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($69,300 par, due 5/2024)	5/3/2019	L + 6.00%	7.01%	68,416	69,300	5.4%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($26,933 par, due 12/2026)	12/17/2021	L + 7.00%	8.00%	25,794	25,885	2.0%
Modern Hire, Inc. (3)(5)	First-lien loan ($29,449 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	29,059	30,038	2.3%
Workwell Acquisition Co. (3)(5)	First-lien loan ($19,700 par, due 10/2025)	10/19/2020	L + 7.25%	8.25%	19,245	19,849	1.5%
					299,572	304,519	23.6%
Internet Services
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($29,417 par, due 10/2028)	10/1/2021	L + 7.75%	8.50% PIK	28,754	28,701	2.2%
Higher Logic, LLC (3)(5)	First-lien loan ($56,902 par, due 1/2024)	6/18/2018	L + 7.25%	8.26%	56,451	57,186	4.4%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	9.03%	54,546	54,700	4.3%
	First-lien revolving loan ($1,320 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	1,314	1,319	0.1%
Lucidworks, Inc. (3)(5)	First-lien loan ($7,859 par, due 2/2027)	2/11/2022	SOFR + 7.50%	8.50% (incl. 3.50% PIK)	7,859	7,837	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($51,703 par, due 2/2026)	2/25/2021	L + 7.00%	8.00%	50,645	51,161	4.0%
					199,569	200,904	15.6%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,330 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,588	31,747	2.5%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($5,186 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	5,173	5,186	0.4%
Oil, Gas and Consumable Fuels
Mississippi Resources, LLC (3)(7)(15)	First-lien loan ($1,500 par, due 12/2022)	6/29/2018	P + 8.00%	12.00%	1,498	—	0.0%
TRP Assets, LLC (3)	First-lien loan ($42,000 par, due 12/2025)	12/3/2021	SOFR + 7.50%	9.50%	41,076	42,000	3.3%
					42,574	42,000	3.3%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($40,660 par, due 3/2026)	3/31/2021	SOFR + 6.50%	7.50%	39,820	40,253	3.1%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($42,186 par, due 8/2025)	8/7/2020	L + 9.00%	10.01% (incl. 4.00% PIK)	41,321	43,979	3.4%
	First-lien loan ($22,957 par, due 9/2026)	9/30/2021	L + 8.25%	9.26% (incl. 4.00% PIK)	22,203	23,932	1.9%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($31,350 par, due 6/2022)	4/24/2019	L + 7.75%	10.45%	30,739	31,350	2.4%
					94,263	99,261	7.7%

Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	9.50%	24,723	25,438	2.0%
American Achievement, Corp. (3)	First-lien loan ($25,615 par, due 9/2026)	9/30/2015	L + 6.25%	7.25% (incl. 6.75% PIK)	24,711	19,083	1.5%

	First-lien loan ($1,368 par, due 9/2026) (15)	6/10/2021	L + 14.00%	15.00% (incl. 14.50% PIK)	1,368	99	0.0%
	Subordinated note ($4,740 par, due 9/2026) (15)	3/16/2021	L + 1.00%	2.00% PIK	545	71	0.0%
Moran Foods, LLC (3)	ABL FILO term loan ($32,933 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	32,574	33,263	2.6%
Neuintel, LLC (3)(5)	First-lien loan ($53,100 par, due 12/2026)	12/20/2021	L + 6.25%	7.26%	51,961	51,773	4.0%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($75,000 par, due 5/2026)	11/8/2021	L + 8.00%	9.25%	73,609	74,438	5.8%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($39,300 par, due 12/2027)	12/1/2021	L + 6.75%	7.50%	38,245	38,144	3.0%
					247,736	242,309	18.9%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	L + 6.25%	7.25%	33,876	34,039	2.7%
Total Debt Investments					2,257,220	2,295,677	178.8%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(11)(13)	Common Shares (126,968 shares)	12/3/2021			3,909	2,550 (CAD 3,185)	0.3%
ReliaQuest, LLC (12)(13)(14)	Class A-1 Units (567,683 units)	11/23/2021			1,120	1,120	0.1%
Sprinklr, Inc. (4)(11)(12)(13)	Common Shares (484,700 shares)	6/24/2021			4,180	5,768	0.4%
WideOrbit, Inc. (12)	1,567,807 Warrants	7/8/2020			327	2,482	0.2%
					9,536	11,920	1.0%
Communications
Celtra Technologies, Inc. (12)(13)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (12)	Series C Preferred Shares (1,816,295 shares) (13)	4/8/2021			1,816	2,829	0.2%
	Series D Preferred Shares (1,598,874 shares) (13)	4/8/2021			2,925	2,925	0.2%
	280,000 Warrants	2/28/2020			183	288	0.0%
	106,592 Warrants (13)	4/8/2021			—	38	0.0%
					6,174	7,330	0.5%
Education
Astra 2L Holdings II LLC (12)(13)	Membership Interest (10.17% ownership)	1/13/2022			3,255	3,255	0.3%
EMS Linq, Inc. (12)(13)	Class B Units (5,522,526 units)	12/22/2021			5,523	5,523	0.4%
RMCF IV CIV XXXV, LP. (4)(12)(13)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,355	0.1%
					9,778	10,133	0.8%
Financial Services
AvidXchange, Inc. (4)(11)(12)(13)	Common Shares (200,721 shares)	10/15/2021			1,022	1,616	0.1%
Newport Parent Holdings, LP (12)	Class A-2 Units (131,569 units)	12/10/2020			4,177	2,527	0.2%
Oxford Square Capital Corp. (4)(11)	Common Shares (1,620 shares)	8/5/2015			6	7	0.0%
Passport Labs, Inc. (12)(13)	17,534 Warrants	4/28/2021			192	192	0.0%
TradingScreen, Inc. (12)(13)(14)	Class A Units (600,000 units)	5/14/2021			600	600	0.1%
					5,997	4,942	0.4%
Healthcare
Caris Life Sciences, Inc. (12)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	2,265	0.2%
	Series D Preferred Shares (1,240,740 shares) (13)	5/11/2021			10,050	10,050	0.8%
	633,376 Warrants	9/21/2018			192	2,743	0.2%
	569,991 Warrants	4/2/2020			250	2,369	0.2%

Valant Medical Solutions, Inc. (12)(14)	Class A Units (121,772 units) (13)	3/10/2021			122	199	0.0%
	954,478 Warrants	4/8/2019			281	605	0.0%
					11,895	18,231	1.4%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(12)	Class A Units (33,790,171 units)	12/21/2018			21,842	33,368	2.6%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	33,411	2.6%
Human Resource Support Services
Axonify, Inc. (4)(12)(13)(14)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	3,780	0.3%
ClearCompany, LLC (12)(14)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	5,393	0.4%
DaySmart Holdings, LLC (12)(14)	Class A Units (166,811 units)	10/1/2019			1,347	2,158	0.2%
Employment Hero Holdings Pty Ltd. (4)(12)(13)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,134 (AUD 2,842)	0.2%
					9,275	13,465	1.1%
Internet Services
Bayshore Intermediate #2, L.P. (12)(13)(14)	Common Units (12,330,709 units)	10/1/2021			12,331	12,331	1.0%
Lucidworks, Inc. (12)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	808	0.1%
Piano Software, Inc. (12)(13)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
					16,131	16,139	1.3%
Marketing Services
Validity, Inc. (12)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	14,208	1.1%
Pharmaceuticals
TherapeuticsMD, Inc. (12)	712,817 Warrants	8/5/2020			1,029	131	0.0%
Retail and Consumer Products
American Achievement, Corp. (12)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (10)	Trust Certificates (132,928 Certificates)	12/7/2020			493	1,529	0.1%
	Trust Certificates (996,958 Certificates)	1/30/2021			4,604	15,951	1.3%
Neuintel, LLC (12)(13)(14)	Class A Units (1,176,494 units)	12/21/2021			3,000	3,000	0.2%
					8,097	20,530	1.6%

Other Investments
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	5.47%	419	452	0.0%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	5.88%	1,228	1,414	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(10)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	6.27%	3,469	3,876	0.3%
					5,116	5,742	0.4%
Total Equity and Other Investments					108,810	156,182	12.2%
Total Investments					$2,366,030	$2,451,859	191.0%

	Interest Rate Swaps as of March 31, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	383	—	(809)
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	301	—	(450)
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	45	—	(67)
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(119)	1,252	209
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(9)	96	17
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	42,819	(181)	904	329
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	902	—	(2,159)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Interest rate swap (a)(b)	L	0.16%	7/30/2022	—	—	—	(13)
Total				397,510	1,322	2,380	(2,943)

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	(7,330)	—	(11,326)
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	(1,488)	—	(1,865)
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(24,221)	—	(13,982)
Total				650,000	(33,039)	—	(27,173)
Cash collateral				—	35,520	—	—
Total derivatives				$1,047,510	$3,803	$2,380	$(30,116)

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured during the period.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
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
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”), Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which can include one-, two-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2022.

(4)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 13.2% of total assets as of March 31, 2022.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, a portfolio company, as the Company owns more than 5% of a portfolio company’s outstanding voting securities. Transactions during the three months ended March 31, 2022 in which the Company was an Affiliated Person of a portfolio company are as follows:

Non-controlled, Affiliated Investments during the three months ended March 31, 2022

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2022	Dividend Income	Interest Income
MD America Energy, LLC (c)	$27,017	$—	$(12,667)	$(14,350)	$13,673	$—	$—	$—	$133
Total	$27,017	$—	$(12,667)	$(14,350)	$13,673	$—	$—	$—	$133

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
(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2022 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the three months ended March 31, 2022

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2022	Other Income	Interest Income
IRGSE Holding Corp.	$59,779	$—	$—	$16,220	$—	$—	$75,999	$1	$1,065
Mississippi Resources, LLC	—	—	—	—	—	—	—	—	—
Total	$59,779	$—	$—	$16,220	$—	$—	$75,999	$1	$1,065

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

(8)

As of March 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $2,380,931, resulting in estimated gross unrealized gains and losses of $149,015 and $81,339, respectively.

(9)

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.

(10)	This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(11)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 6 for further information related to investments at fair value.
(12)	This investment is non-income producing.
(13)

All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $63,431, or 4.9% of the Company’s net assets.

(14)	Ownership of equity investments may occur through a holding company or partnership.
(15)	Investment is on non-accrual status as of March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2021

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 74,062 par, due 10/2025)	7/6/2018	C + 4.75%	5.75%	$55,724	$60,246 (CAD 76,099)	4.7%
Alpha Midco, Inc. (3)(5)	First-lien loan ($64,435 par, due 8/2025)	8/15/2019	L + 7.50%	8.50%	63,312	65,469	5.1%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 55,042 par, due 12/2027)	12/3/2021	C + 5.75%	6.50%	41,946	43,961 (CAD 55,529)	3.4%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($50,611 par, due 7/2027)	7/22/2021	L + 7.50%	8.50%	49,283	49,659	3.9%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,127 par, due 8/2026)	8/17/2020	L + 9.50%	10.50% (incl. 9.50% PIK)	5,025	5,155	0.4%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($18,000 par, due 12/2026)	12/20/2021	L + 6.50%	7.50%	17,530	17,505	1.4%
Netwrix Corp. (3)(5)	First-lien loan ($68,160 par, due 9/2026)	9/30/2020	L + 6.00%	7.00%	66,948	68,533	5.4%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($46,948 par, due 10/2026)	10/8/2020	L + 8.25%	9.25%	45,954	47,716	3.7%
WideOrbit, Inc. (3)	First-lien loan ($50,332 par, due 7/2025)	7/8/2020	L + 8.50%	9.75%	49,713	51,434	4.0%
					395,435	409,678	32.0%
Communications
Celtra Technologies, Inc. (3)(5)	First-lien loan ($35,000 par, due 11/2026)	11/19/2021	L + 7.00%	8.00%	33,921	33,863	2.7%
IntelePeer Holdings, Inc.	First-lien loan ($44,657 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	44,564	44,184	3.5%
	Convertible note ($4,124 par, due 5/2028)	5/12/2021	6.00%	6.00% PIK	4,087	4,114	0.3%
					82,572	82,161	6.5%
Education
Astra Acquisition Corp. (3)(11)	Second-lien loan ($43,490 par, due 10/2029)	10/25/2021	L + 8.88%	9.63%	42,629	42,729	3.4%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($53,522 par, due 6/2026)	6/8/2021	L + 6.00%	7.00%	52,318	52,622	4.1%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	L + 6.25%	7.25%	54,921	54,916	4.4%
Frontline Technologies Group, LLC (3)	First-lien loan ($86,466 par, due 9/2023)	9/18/2017	L + 5.25%	6.25%	86,237	86,682	6.8%
Illuminate Education, Inc. (3)(5)	First-lien loan ($62,725 par, due 8/2022)	8/25/2017	L + 6.00%	7.00%	62,519	62,882	4.9%
					298,624	299,831	23.6%
Financial Services
AvidXchange, Inc. (3)(4)(5)	First-lien loan ($11,205 par, due 4/2024)	10/1/2019	L + 9.00%	10.00%	11,129	11,327	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,575 par, due 10/2024)	10/10/2019	L + 6.50%	7.50%	19,247	19,428	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 6.75%	7.75%	34,426	35,475	2.8%
G Treasury SS, LLC (3)(5)	First-lien loan ($59,318 par, due 4/2023)	4/9/2018	L + 8.25%	9.25%	58,570	60,479	4.7%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,542 par, due 5/2027)	5/28/2021	L + 5.00%	5.50%	1,410	1,640	0.1%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Ibis US Blocker Co. (3)	First-lien loan ($12,669 par, due 5/2028)	5/28/2021	L + 8.25%	8.75% PIK	12,393	12,479	1.0%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($27,375 par, due 6/2026)	6/21/2021	L + 5.75%	6.75%	26,854	26,964	2.1%
Kyriba Corp. (3)	First-lien loan ($17,412 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	17,163	17,673	1.4%
	First-lien loan (EUR 9,070 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	10,070	10,470 (EUR 9,206)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,387	1,438	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	8.75%	370	382 (EUR 336)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($17,018 par, due 4/2026)	4/28/2021	L + 8.25%	9.25% (incl. 4.125% PIK)	16,721	16,864	1.3%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 7.00%	8.50%	22,365	23,015	1.8%
TradingScreen, Inc. (3)(5)	First-lien loan ($45,000 par, due 4/2027)	4/30/2021	L + 6.25%	7.25%	43,771	44,325	3.5%
					275,876	281,959	22.0%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($53,094 par, due 11/2026)	11/23/2020	L + 6.50%	7.50%	51,815	53,493	4.2%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,925	5,250	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,547	4,031	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	12,230	1.0%
Clinicient, Inc. (3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,920	15,150	1.2%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,381	2,440	0.2%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($50,000 par, due 10/2026)	10/6/2021	L + 5.25%	6.25%	48,891	49,000	3.8%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($48,688 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	47,578	49,783	3.9%
					176,659	191,377	15.0%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2022)	9/29/2015	L + 9.50%	10.00%	28,594	30,261	2.4%
	First-lien revolving loan ($12,327 par, due 6/2022)	9/29/2015	L + 9.50%	10.00%	12,327	12,327	1.0%
					40,921	42,588	3.4%

Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($31,580 par, due 5/2026)	5/5/2021	L + 7.50%	8.50%	30,807	31,100	2.4%
DaySmart Holdings, LLC (3)(5)	First-lien loan ($47,999 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	47,891	48,262	3.8%
	First-lien revolving loan ($3,000 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	3,003	3,015	0.2%
Employment Hero Holdings Pty Ltd. (4)	First-lien loan (AUD 40,000 par, due 12/2026) (3)	12/6/2021	B + 6.50%	7.50%	27,317	28,166 (AUD 38,740)	2.2%
	Convertible note (AUD 3,000 par, due 6/2027) (13)	12/13/2021	0.00%	0.00%	2,134	2,134 (AUD 2,936)	0.2%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 17,400 par, due 12/2025)	1/11/2018	B + 5.50%	6.25%	12,806	12,115 (AUD 16,664)	0.9%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
	First-lien loan (GBP 4,723 par, due 12/2025)	10/28/2021	S + 5.50%	6.37%	6,499	6,317 (GBP 4,664)	0.5%
	First-lien loan ($12,989 par, due 12/2025)	10/28/2021	L + 5.50%	6.25%	12,970	12,827	1.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($69,475 par, due 5/2024)	5/3/2019	L + 6.00%	7.00%	68,493	69,822	5.5%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($27,000 par, due 12/2026)	12/17/2021	L + 7.00%	8.00%	25,787	25,775	2.0%
Modern Hire, Inc. (3)(5)	First-lien loan ($29,639 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	29,206	30,232	2.4%
Workwell Acquisition Co. (3)(5)	First-lien loan ($19,750 par, due 10/2025)	10/19/2020	L + 7.50%	8.50%	19,239	19,899	1.6%
					286,152	289,664	22.7%
Internet Services
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($28,772 par, due 10/2028)	10/1/2021	L + 7.75%	8.50% PIK	28,090	28,148	2.2%
Higher Logic, LLC (3)(5)	First-lien loan ($57,262 par, due 1/2024)	6/18/2018	L + 7.25%	8.25%	56,753	57,835	4.5%
Lithium Technologies, LLC (3)	First-lien loan ($56,020 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	55,783	55,439	4.4%
Lucidworks, Inc. (9)	First-lien loan ($13,848 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	13,766	13,917	1.1%
Piano Software, Inc. (3)(5)	First-lien loan ($49,328 par, due 2/2026)	2/25/2021	L + 6.50%	7.50%	48,292	48,711	3.8%
					202,684	204,050	16.0%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,330 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,544	31,747	2.5%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($5,732 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	5,709	5,732	0.4%
Oil, Gas and Consumable Fuels
MD America Energy, LLC (3)(6)	First-lien loan ($8,775 par, due 12/2024)	11/14/2018	L + 7.75%	9.25%	8,775	8,775	0.7%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($1,500 par, due 12/2022)	6/29/2018	P + 8.00%	12.00%	1,498	—	0.0%
TRP Assets, LLC (3)	First-lien loan ($42,000 par, due 12/2025)	12/3/2021	SOFR + 7.50%	9.76%	41,003	40,950	3.2%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($25,233 par, due 10/2024)	4/10/2019	L + 7.50%	9.50%	24,925	25,485	2.0%
					76,201	75,210	5.9%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($33,745 par, due 3/2026)	3/31/2021	L + 6.50%	7.50%	33,067	33,408	2.6%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($41,768 par, due 8/2025)	8/7/2020	L + 9.00%	10.00% (incl. 4.00% PIK)	50,761	52,782	4.1%
	First-lien loan ($22,730 par, due 9/2026)	9/30/2021	L + 8.25%	9.25% (incl. 4.00% PIK)	11,903	12,816	1.0%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	29,068	30,000	2.4%
					91,732	95,598	7.5%

Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	9.50%	24,704	25,625	2.0%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
American Achievement, Corp. (3)	First-lien loan ($25,185 par, due 9/2026)	9/30/2015	L + 6.25%	7.25% (incl. 6.75% PIK)	24,259	18,952	1.5%
	First-lien loan ($1,370 par, due 9/2026) (16)	6/10/2021	L + 14.00%	15.00% (incl. 14.50% PIK)	1,370	92	0.0%
	Subordinated note ($4,740 par, due 9/2026) (16)	3/16/2021	L + 1.00%	2.00% PIK	545	71	0.0%
Designer Brands, Inc. (3)(4)	ABL First-lien loan ($46,875 par, due 8/2025)	8/7/2020	L + 8.50%	9.75%	45,974	48,398	3.8%
Moran Foods, LLC (3)	ABL FILO term loan ($33,267 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	32,864	33,683	2.6%
Neuintel, LLC (3)(5)	First-lien loan ($52,000 par, due 12/2026)	12/20/2021	L + 6.25%	7.25%	50,811	50,700	4.0%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($75,000 par, due 5/2026)	11/8/2021	L + 8.00%	9.25%	73,541	74,250	5.8%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($32,500 par, due 12/2027)	12/1/2021	L + 6.75%	7.50%	31,487	31,459	2.5%
					285,555	283,230	22.2%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	L + 6.25%	7.25%	33,821	33,901	2.7%
Total Debt Investments					2,317,552	2,360,134	185.0%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(12)(14)	Common Shares (126,968 shares)	12/3/2021			3,909	4,455 (CAD 5,627)	0.4%
ReliaQuest, LLC (13)(14)(15)	Class A-1 Units (567,683 units)	11/23/2021			1,120	1,120	0.1%
Sprinklr, Inc. (4)(12)(13)(14)	Common Shares (484,700 shares)	6/24/2021			4,180	7,692	0.6%
WideOrbit, Inc. (13)	1,567,807 Warrants	7/8/2020			327	327	0.0%
					9,536	13,594	1.1%
Communications
Celtra Technologies, Inc. (13)(14)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (13)	Series C Preferred Shares (1,816,295 shares) (14)	4/8/2021			1,816	2,829	0.2%
	Series D Preferred Shares (1,065,916 shares) (14)	4/8/2021			1,950	1,950	0.2%
	280,000 Warrants	2/28/2020			183	290	0.0%
	106,592 Warrants (14)	4/8/2021			-	39	0.0%
					5,199	6,358	0.5%
Education
EMS Linq, Inc. (13)(14)	Class B Units (5,522,526 units)	12/22/2021			5,523	5,523	0.4%
RMCF IV CIV XXXV, LP. (4)(13)(14)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,000	0.1%
					6,523	6,523	0.5%
Financial Services
AvidXchange, Inc. (4)(11)(13)(14)	Common Shares (200,721 shares)	10/15/2021			1,022	2,785	0.2%
Newport Parent Holdings, LP (13)	Class A-2 Units (131,569 units)	12/10/2020			4,177	2,443	0.2%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,620 shares)	8/5/2015			6	7	0.0%
Passport Labs, Inc. (13)(14)	17,534 Warrants	4/28/2021			192	192	0.0%
TradingScreen, Inc. (13)(14)(15)	Class A Units (600,000 units)	5/14/2021			600	600	0.1%
					5,997	6,027	0.5%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Healthcare
Caris Life Sciences, Inc. (13)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	2,787	0.2%
	Series D Preferred Shares (1,240,740 shares) (14)	5/11/2021			10,050	10,050	0.8%
	633,376 Warrants	9/21/2018			192	3,602	0.3%
	569,991 Warrants	4/2/2020			250	3,170	0.2%
Valant Medical Solutions, Inc. (13)(15)	Class A Units (77,144 units) (14)	3/10/2021			77	118	0.0%
	954,478 Warrants	4/8/2019			281	502	0.0%
					11,850	20,229	1.5%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(13)	Class A Units (33,790,171 units)	12/21/2018			21,842	17,148	1.4%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	17,191	1.4%
Human Resource Support Services
Axonify, Inc. (4)(13)(14)(15)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	3,780	0.3%
ClearCompany, LLC (13)(15)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	5,035	0.4%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (166,811 units)	10/1/2019			1,347	2,047	0.2%
					7,141	10,862	0.9%
Internet Services
Bayshore Intermediate #2, L.P. (13)(14)(15)	Common Units (12,330,709 units)	10/1/2021			12,331	12,331	1.0%
Lucidworks, Inc. (13)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	820	0.1%
Piano Software, Inc. (13)(14)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
					16,131	16,151	1.3%
Marketing Services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	13,824	1.1%
Oil, Gas and Consumable fuels
SMPA Holdings, LLC (6)	Common Units (15,000 units)	12/24/2020			3,892	18,242	1.4%
Pharmaceuticals
TherapeuticsMD, Inc. (13)	712,817 Warrants	8/5/2020			1,029	121	0.0%
Retail and Consumer Products
American Achievement, Corp. (13)(14)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (11)	Trust Certificates (132,928 Certificates)	12/7/2020			493	1,562	0.1%
	Trust Certificates (996,958 Certificates) (14)	1/30/2021			12,792	21,933	1.7%
Neuintel, LLC (13)(14)(15)	Class A Units (1,176,494 units)	12/21/2021			3,000	3,000	0.2%
					16,285	26,545	2.0%

Other Investments
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	5.47%	417	463	0.0%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	5.88%	1,223	1,464	0.1%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(11)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	6.27%	3,455	3,865	0.3%
					5,095	5,792	0.4%
Total Equity and Other Investments					114,460	161,459	12.6%
Total Investments					$2,432,012	$2,521,593	197.6%

	Interest Rate Swaps as of December 31, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	0.16%	7/30/2022	$13,440	$13	$—	$13
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	1,192	—	(2,287)
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	751	—	(1,390)
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	112	—	(208)
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(328)	1,252	621
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(26)	96	48
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	42,819	(510)	904	394
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	3,061	—	(3,994)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Interest rate swap (a)(b)	L	1.47%	7/30/2021	—	—	—	89
Interest rate swap (a)(b)	L	0.326%	6/9/2023	—	—	—	15
Total				410,950	4,265	2,380	(6,699)

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	3,996	—	(10,720)
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	377	—	(1,676)
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(10,239)	—	(10,239)
Total				650,000	(5,866)	—	(22,635)
Cash collateral				—	4,185	—	—
Total derivatives				$1,060,950	$2,584	$2,380	$(29,334)

(a)	Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
(b)	Interest rate swap was terminated or matured during the period.
(c)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
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
(3)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”), Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which can include one-, two-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.

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

(6)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the year ended December 31, 2021

Company	Fair Value at December 31, 2020	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)(d)	Transfers	Fair Value at December 31, 2021	Other Income	Interest Income
MD America Energy, LLC (c)	$12,892	$—	$(225)	$14,350	$—	$—	$27,017	$740	$838
Total	$12,892	$—	$(225)	$14,350	$—	$—	$27,017	$740	$838

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

(d)     In the consolidated statement of operations for the three months ended March 31, 2021, there is a realized loss on non-controlled, affiliated investments of $33 related to an escrow receivable for an investment in AFS Technologies, Inc. that is no longer held.

(7)

Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2021 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2021

Company	Fair Value at December 31, 2020	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at December 31, 2021	Other Income	Interest Income
IRGSE Holding Corp.	$36,676	$5,653	$—	$17,450	$—	$—	$59,779	$17	$4,039
Mississippi Resources, LLC	—	—	—	—	—	—	—	—	—
Total	$36,676	$5,653	$—	$17,450	$—	$—	$59,779	$17	$4,039

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

(8)

As of December 31, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $2,445,863, resulting in estimated gross unrealized gains and losses of $156,819 and $79,599, respectively.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2021	75,771,542	$761	296,044	$(4,291)	$1,189,275	$90,103	$1,275,848
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	35,712	35,712
Net change in unrealized (losses) on investments and foreign currency translation	—	—	—	—	—	(8,495)	(8,495)
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	13,668	13,668
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	299,138	3	—	—	6,771	—	6,774
Dividends declared from net investment income	—	—	—	—	—	(39,522)	(39,522)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(351)	351	—
Balance at March 31, 2022	76,070,680	$764	296,044	$(4,291)	$1,195,695	$91,817	$1,283,985

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2020	67,684,209	$680	296,044	$(4,291)	$1,025,676	$139,250	$1,161,315
Cumulative effect adjustment for the adoption of ASU 2020-06 (2)	—	—	—	—	(457)	172	(285)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	32,310	32,310
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	9,755	9,755
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	14,587	14,587
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	4,049,689	41	—	—	85,904	—	85,945
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	236,100	2	—	—	4,707	—	4,709
Dividends declared from net investment income	—	—	—	—	—	(123,004)	(123,004)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(460)	460	—
Balance at March 31, 2021	71,969,998	$723	296,044	$(4,291)	$1,115,370	$73,530	$1,185,332

(1)	The Company’s tax year end is March 31st.
(2)	See Note 2 for further information related to the adoption of ASU 2020-06.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$40,885	$56,652
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	3,752	(11,444)
Net change in unrealized (gains) losses on foreign currency transactions	1,800	(133)
Net change in unrealized losses on interest rate swaps	2,943	1,822
Net realized (gains) on investments	(13,681)	(14,586)
Net realized (gains) losses on foreign currency transactions	(32)	6
Net amortization of discount on investments	(4,764)	(7,026)
Amortization of deferred financing costs	1,443	1,347
Amortization of discount on debt	187	148
Purchases and originations of investments, net	(84,222)	(170,432)
Proceeds from investments, net	17,572	33,751
Repayments on investments	154,284	87,984
Paid-in-kind interest	(3,096)	(2,125)
Changes in operating assets and liabilities:
Interest receivable	(922)	(2,260)
Interest receivable paid-in-kind	23	(35)
Prepaid expenses and other assets	(626)	12,410
Management fees payable to affiliate	(50)	347
Incentive fees on net investment income payable to affiliate	(1,912)	559
Incentive fees on net capital gains accrued to affiliate	1,423	4,515
Payable to affiliate	(206)	339
Other liabilities	(33,651)	(17,688)
Net Cash Provided by (Used in) Operating Activities	81,150	(25,849)
Cash Flows from Financing Activities
Borrowings on debt	134,530	404,159
Repayments on debt	(175,589)	(423,092)
Deferred financing costs	(52)	(7,832)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	85,945
Dividends paid to stockholders	(32,512)	(26,613)
Net Cash Provided by (Used in) Financing Activities	(73,623)	32,567
Net Increase in Cash, Cash Equivalents, and Restricted Cash	7,527	6,718
Cash, cash equivalents, and restricted cash, beginning of period	15,967	13,274
Cash, Cash Equivalents, and Restricted Cash, End of Period	$23,494	$19,992
Supplemental Information:
Interest paid during the period	$9,724	$6,441
Excise and other taxes paid during the period	$1,200	$4,200
Dividends declared during the period	$39,522	$123,004

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$6,774	$4,709

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”), on February 17, 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less, and restricted cash pledged as collateral for certain centrally cleared derivative instruments. Cash and cash equivalents denominated in U.S. dollars are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At March 31, 2022, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three months ended March 31, 2022 and 2021 we recorded a net expense of $0.4 million and $0.5 million, respectively, for U.S. federal excise tax and other taxes.

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

For the three months ended March 31, 2022 and 2021, the Company incurred expenses of $0.6 million and $1.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2022 and 2021, Management Fees (gross of waivers) were $9.3 million and $8.7 million, respectively.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. Any waived Management Fees are not subject to recoupment by the Adviser. The Adviser did not waive any management fees for the three months ended March 31, 2022 and 2021 pursuant to the Leverage Waiver.

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

For the three months ended March 31, 2022 and 2021, Incentive Fees were $9.3 million and $12.3 million, respectively, of which $7.9 million and $7.8 million, respectively, were realized and payable to the Adviser. For the three months ended March 31, 2022 and 2021, $1.4 million and $4.5 million, respectively of Incentive Fees were accrued related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less any cumulative unrealized losses and capital gains incentive fees paid inception to date. As of March 31, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,207,273	$2,239,027	$31,754
Second-lien debt investments	42,647	42,511	(136)
Mezzanine debt investments	7,300	14,139	6,839
Equity and other investments	108,810	156,182	47,372
Total Investments	$2,366,030	$2,451,859	$85,829

	December 31, 2021
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,265,555	$2,298,856	$33,301
Second-lien debt investments	42,629	42,729	100
Mezzanine debt investments	9,368	18,549	9,181
Equity and other investments	114,460	161,459	46,999
Total Investments	$2,432,012	$2,521,593	$89,581

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
Business Services	16.9%	16.8%
Communications	3.3%	3.5%
Education	12.9%	12.2%
Financial Services	11.9%	11.4%
Healthcare	8.3%	8.4%
Hotel, Gaming and Leisure	3.1%	2.4%
Human Resource Support Services	13.0%	11.9%
Internet Services	8.8%	8.7%
Marketing Services	1.9%	1.8%
Office Products	0.2%	0.2%
Oil, Gas and Consumable Fuels	1.7%	3.7%
Other	1.9%	1.6%
Pharmaceuticals	4.0%	3.8%
Retail and Consumer Products	10.7%	12.3%
Transportation	1.4%	1.3%
Total	100.0%	100.0%

The geographic composition of investments at fair value at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
United States
Midwest	11.3%	12.5%
Northeast	25.7%	24.2%
South	22.7%	23.4%
West	32.0%	31.8%
Australia	2.5%	2.4%
Canada	5.2%	5.7%
United Kingdom	0.6%	—
Total	100.0%	100.0%

5. Derivatives

Interest Rate Swaps

The Company enters into interest rate swap transactions from time to time to hedge fixed rate debt obligations and certain fixed rate debt investments. The Company’s interest rate swaps are all with one counterparty and are centrally cleared through a registered commodities exchange. Refer to the consolidated schedule of investments for additional disclosure regarding these interest rate swaps.

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three months ended March 31, 2022 and 2021:

			For the Three Months Ended March 31, 2022
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	8/1/2022	$115,000	$(745)	$1,294	$549
Interest rate swap	8/1/2022	50,000	(227)	563	336
Interest rate swap	8/1/2022	7,500	(34)	84	50
Interest rate swap	8/1/2022	27,531	(306)	159	(147)
Interest rate swap	8/1/2022	2,160	(24)	12	(12)
Interest rate swap	8/1/2022	42,819	(482)	250	(232)
Interest rate swap	1/22/2023	150,000	(830)	1,687	857
Interest rate swap	11/1/2024	300,000	(1,813)	2,906	1,093
Interest rate swap	11/1/2024	50,000	(320)	484	164
Interest rate swap	11/1/2024	2,500	(23)	15	(8)
Interest rate swap	8/1/2026	300,000	(1,526)	1,792	266
Total		$1,047,510	$(6,330)	$9,246	$2,916

			For the Three Months Ended March 31, 2021
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	7/30/2021	$11,700	$(41)	$7	$(34)
Interest rate swap	8/1/2022	115,000	(754)	1,294	540
Interest rate swap	8/1/2022	50,000	(231)	563	332
Interest rate swap	8/1/2022	7,500	(35)	84	49
Interest rate swap	8/1/2022	27,531	(310)	163	(147)
Interest rate swap	8/1/2022	2,160	(24)	13	(11)
Interest rate swap	1/22/2023	150,000	(842)	1,688	846
Interest rate swap (1)	6/9/2023	5,000	(4)	3	(1)
Interest rate swap	11/1/2024	300,000	(1,815)	2,906	1,091
Interest rate swap	11/1/2024	50,000	(324)	484	160
Interest rate swap	11/1/2024	2,500	(23)	15	(8)
Interest rate swap	8/1/2026	300,000	(853)	1,083	230
Total		$1,021,391	$(5,256)	$8,303	$3,047

(1)

The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

For the three months ended March 31, 2022 and 2021, the Company recognized $2.9 million and $1.8 million, respectively, in net change in unrealized losses, on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the three months ended March 31, 2022 and 2021, the Company recognized $27.2 million and $14.6 million in net change in unrealized losses, respectively, on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. For the three months ended March 31, 2022 and 2021, this amount is offset by a decrease of $13.2 million and $5.6 million, respectively, for a change in the carrying value of the 2024 Notes and a decrease of $14.0 million and $9.0 million, respectively, for a change in carrying value of the 2026 Notes.

As of March 31, 2022, the swap transactions had a fair value of ($31.7) million which is netted against cash collateral on the Company’s consolidated balance sheet. As of December 31, 2021, the swap transactions had a fair value of ($1.6) million which is netted against cash collateral on the Company’s consolidated balance sheet.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations underlying the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization.

As of March 31, 2022, $19.1 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2021, $14.4 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2022 and December 31, 2021:

	Fair Value Hierarchy at March 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$2,239,027	$2,239,027
Second-lien debt investments	—	—	42,511	42,511
Mezzanine debt investments	—	—	14,139	14,139
Equity and other investments	9,941	23,222	123,019	156,182
Total investments at fair value	$9,941	$23,222	$2,418,696	$2,451,859
Interest rate swaps	—	(31,717)	—	(31,717)
Total	$9,941	$(8,495)	$2,418,696	$2,420,142

	Fair Value Hierarchy at December 31, 2021
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$2,298,856	$2,298,856
Second-lien debt investments	—	42,729	—	42,729
Mezzanine debt investments	—	—	18,549	18,549
Equity and other investments	12,154	32,072	117,233	161,459
Total investments at fair value	$12,154	$74,801	$2,434,638	$2,521,593
Interest rate swaps	—	(1,601)	—	(1,601)
Total	$12,154	$73,200	$2,434,638	$2,519,992

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022 and 2021:

	As of and for the Three Months Ended
	March 31, 2022
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,298,856	$—	$18,549	$117,233	$2,434,638
Purchases or originations	79,947	—	—	4,275	84,222
Repayments / redemptions	(146,096)	—	—	(17,557)	(163,653)
Paid-in-kind interest	3,032	—	64	—	3,096
Net change in unrealized gains (losses)	(1,546)	(236)	(2,341)	3,268	(855)
Net realized gains	111	—	—	13,666	13,777
Net amortization of discount on securities	4,723	18	1	—	4,742
Transfers within Level 3	—	—	(2,134)	2,134	—
Transfers into (out of) Level 3	—	42,729	—	—	42,729
Balance, End of Period	$2,239,027	$42,511	$14,139	$123,019	$2,418,696

Astra Acquisition Corp. was transferred into Level 3 from Level 2 for fair value measurement purposes during the three months ended March 31, 2022, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2022 and 2021:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2022 on	March 31, 2021 on
	Investments Held at	Investments Held at
	March 31, 2022	March 31, 2021
First-lien debt investments	$1,745	$11,962
Second-lien debt investments	(236)	292
Mezzanine debt investments	(2,341)	2,543
Equity and other investments	17,618	7,823
Total	$16,786	$22,620

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2022
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,239,027	Income approach (1)	Discount rate	7.1% — 12.8% (9.8%)	Decrease
Second-lien debt investments	42,511	Income approach	Discount rate	11.1% — 11.1% (11.1%)	Decrease
Mezzanine debt investments	14,139	Income approach (2)	Discount rate	6.4% — 11.0% (9.7%)	Decrease
Equity and other investments	123,019	Market Multiple (3)	Comparable multiple	3.8x — 19.3x (8.7)	Increase
Total	$2,418,696

(1)	Includes $19.2 million of debt investments which were valued using an asset valuation waterfall.
(2)	Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(3)

Includes $39.2 million of equity investments which were valued using an asset valuation waterfall, $8.2 million of equity investments using a Black-Scholes model, and $3.3 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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
(2)

Includes $2.1 million of debt investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments and $0.1 million of debt investments which were valued using an asset valuation waterfall.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2022 and December 31, 2021, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2022 Convertible Notes	$99,990	$124,455	$99,990	$121,710
2023 Notes	150,000	152,332	150,000	153,953
2024 Notes	347,500	348,299	347,500	362,703
2026 Notes	300,000	276,150	300,000	296,520
Total	$897,490	$901,236	$897,490	$934,886
(1)	The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage was 209.6% and 205.4%, respectively.

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,510,000	$277,262	$1,232,738	$266,090
2022 Convertible Notes	99,990	99,990	—	99,807
2023 Notes	150,000	150,000	—	149,468
2024 Notes	347,500	347,500	—	335,046
2026 Notes	300,000	300,000	—	270,779
Total Debt	$2,407,490	$1,174,752	$1,232,738	$1,121,190

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $11.2 million, $0.2 million, $0.5 million, $3.6 million and $5.0 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental ($8.8) million and ($24.2) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $11.8 million, $0.3 million, $0.7 million, $4.0 million and $5.3 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $4.4 million and ($10.2) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$9,762	$9,471
Commitment fees	1,125	1,068
Amortization of deferred financing costs	1,443	1,347
Accretion of original issue discount	187	148
Swap settlement	(2,915)	(3,081)
Total Interest Expense	$9,602	$8,953
Average debt outstanding (in millions)	$1,211.0	$1,122.7
Weighted average interest rate	2.3%	2.3%
Average 1-month LIBOR rate	0.2%	0.1%

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of March 31, 2022, aggregate commitments under the facility were $1.510 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of April 25, 2022 (the “Twelfth Amendment”), the aggregate commitments under the facility were increased to $1.585 billion.  The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Twelfth Amendment, with respect to $1.510 billion in commitments, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended from to April 24, 2026 and the stated maturity date was extended from to April 23, 2027. For the remaining $75.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025 and (B) with respect to $50.0 million of commitments, the revolving period ends February 4, 2025 and the stated maturity is February 4, 2026.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had outstanding debt denominated in Australian dollars (AUD) of 59.0 million, British pounds (GBP) of 4.7 million, Canadian dollars (CAD) of 111.6 million, and Euro (EUR) of 9.4 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of March 31, 2022, the Company had less than $0.1 million letters of credit issued through the Revolving Credit Facility, and as of December 31, 2021, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either the applicable reference rate plus an applicable credit spread adjustment, plus a margin of either 1.75% or 1.875%, or the base rate plus a margin of either 0.75% or 0.875%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. The Company may elect either the applicable reference rate or base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.  In accordance with the terms of the Twelfth Amendment, the financial covenants require:

•	an asset coverage ratio of no less than 1.5 to 1 on the last day of any fiscal quarter;
•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after January 31, 2020; and
•

a minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors plus unsecured senior securities of the Company and its subsidiary guarantors that mature within 90 days of the date of determination (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from the Company’s common stock issuance in February 2021 and net proceeds received from the issuance of the 2026 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with the terms of the Revolving Credit Facility.

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115.0 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. In June 2018, the Company issued an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115.0 million aggregate principal amount of the Company’s existing 2022 Convertible Notes issued in February 2017. The 2022 Convertible Notes will mature on August 1, 2022. The 2022 Convertible Notes will be convertible into a combination of cash and shares of the Company’s common stock, at the Company’s election. As of March 31, 2022, the estimated adjusted conversion price was approximately $17.97 per share of common stock. In connection with the offering of 2022 Convertible Notes in February 2017 and the reopening in June 2018, the Company entered into interest rate swaps to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swaps matches the amount of principal outstanding, and matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes.

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

Holders were entitled to convert their 2022 Convertible Notes at their option at any time prior to February 1, 2022 only under certain circumstances. On or after February 1, 2022 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time.

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

On January 26, 2022, the Company notified the trustee and holders of the 2022 Convertible Notes that the terms of settlement for the notes at the Company’s election are a combination settlement of cash and stock to occur after the 40 day observation period described in the notes indenture. The Company has elected to settle any 2022 Convertible Notes that are converted between February 1, 2022 and August 1, 2022 with a specified cash amount (as defined in the indenture governing the 2022 Convertible Notes) of $20.00 per $1,000 principal amount of the 2022 Convertible Notes and any additional amounts in stock based on the applicable conversion rate as described in the indenture.

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

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2022 Convertible Notes were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$1,125	$1,624
Amortization of deferred financing costs	134	191
Total Interest Expense	$1,259	$1,815

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three months ended March 31, 2022 and 2021, the Company received $2.4 million and $2.1 million, respectively, and paid $1.8 million and $1.4 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees related to the 2022 Convertible Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2022 and December 31, 2021, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	March 31, 2022	December 31, 2021
Principal amount of debt	$99,990	$99,990
Deferred financing costs	(183)	(317)
Carrying value of debt	$99,807	$99,673
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate was three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. See Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of March 31, 2022 and December 31, 2021, the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC Topic 470-20. During the period ended March 31, 2021, the Company early adopted ASU 2020-06 and in accordance with this guidance reclassified the remaining unamortized discount on the 2022 Convertible Notes from the carrying value of the instrument to “additional paid-in capital” in the accompanying consolidated balance sheet. As a requirement under ASU 2020-06 the Company calculates diluted earnings per shares using the if-converted method which assumes full share settlement for the aggregate value of the 2022 Convertible Notes.

The average daily closing price of the Company’s common stock for the three months ended March 31, 2022 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of March 31, 2022. The average daily closing price of the Company’s common stock for the three months ended March 31, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of March 31, 2021.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of March 31, 2022 and December 31, 2021 the effective hedge interest rate swaps had a fair value of ($8.8) million and $4.4 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of March 31, 2022 and December 31, 2021 the effective hedge interest rate swaps had a fair value of ($24.2) million and ($10.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2023 Notes, 2024 Notes and 2026 Notes were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$6,929	$6,300
Accretion of original issue discount	187	148
Amortization of deferred financing costs	594	523
Total Interest Expense	$7,710	$6,971

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. During the three months ended March 31, 2022 and 2021 the Company received $6.9 million and $6.2 million, respectively, and paid $4.5 million and $3.9 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2022 and December 31, 2021, the components of the carrying value of the 2023 Notes, 2024 Notes and 2026 Notes and the stated interest rate were as follows:

	March 31, 2022			December 31, 2021
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Principal amount of debt	$150,000	$347,500	$300,000	$150,000	$347,500	$300,000
Original issue discount, net of accretion	(8)	(1,001)	(1,759)	(11)	(1,091)	(1,853)
Deferred financing costs	(524)	(2,635)	(3,241)	(683)	(2,886)	(3,426)
Fair value of an effective hedge	—	(8,818)	(24,221)	—	4,373	(10,239)
Carrying value of debt	$149,468	$335,046	$270,779	$149,306	$347,896	$284,482
Stated interest rate	4.50%	3.875%	2.50%	4.50%	3.875%	2.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of March 31, 2022 and December 31, 2021, the Company’s swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes is three month LIBOR plus 1.99%, 2.28% (on a weighted average basis), and 1.91%, respectively.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

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

As of March 31, 2022 and December 31, 2021, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2022	December 31, 2021
Alpha Midco, Inc. - Delayed Draw	$3,434	$4,444
American Achievement, Corp. - Revolver	2,403	2,403
AvidXchange, Inc. - Delayed Draw	895	1,021
Axonify, Inc. - Delayed Draw	5,985	6,850
Bayshore Intermediate #2, L.P. - Revolver	2,398	2,398
BCTO Ace Purchaser, Inc. - Delayed Draw	12,301	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	12,500	12,500
BlueSnap, Inc. - Delayed Draw & Revolver	12,500	12,500
Clinicient, Inc. - Revolver	—	1,600
DaySmart Holdings, LLC - Delayed Draw	3,992	4,630
Destiny Solutions Parent Holding Company - Delayed Draw	—	6,478
Dye & Durham Corp. - Delayed Draw & Revolver	7,973	7,884
Elysian Finco Ltd. - Delayed Draw & Revolver	8,544	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	17,272	16,722
EMS Linq, Inc. - Revolver	8,784	8,784
ExtraHop Networks, Inc. - Delayed Draw	22,621	24,389
ForeScout Technologies, Inc. - Revolver	500	500
G Treasury SS, LLC - Delayed Draw	3,214	6,986
Ibis Intermediate Co. - Delayed Draw	6,338	6,338
IntelePeer Holdings, Inc. - Delayed Draw	—	2,643
IRGSE Holding Corp. - Revolver	673	673
Kyriba Corp. - Revolver	48	39
Lithium Technologies, LLC - Revolver	1,979	1,979
Lucidworks, Inc. - Delayed Draw & Revolver	833	3,333
Netwrix Corp. - Delayed Draw & Revolver	2,751	6,351
Neuintel, LLC - Delayed Draw	7,500	8,600
PageUp People, Ltd. - Delayed Draw	31,165	30,173
Passport Labs, Inc. - Delayed Draw & Revolver	8,333	8,334
Piano Software, Inc. - Delayed Draw	2,500	—
PrimePay Intermediate, LLC - Delayed Draw	8,000	8,000
PrimeRevenue, Inc. - Delayed Draw & Revolver	6,500	6,500
Project44, Inc. - Delayed Draw	19,861	19,861
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	27,861	29,877
Tango Management Consulting, LLC - Delayed Draw & Revolver	31,950	38,750
TRP Assets, LLC - Delayed Draw	18,000	18,000
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	—	7,778
WideOrbit, Inc. - Revolver	4,756	4,756
Workwell Acquisition Co. - Delayed Draw	10,000	10,000
Total Portfolio Company Commitments (1)(2)	$314,364	$332,074

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

Other Commitments and Contingencies

As of March 31, 2022 and December 31, 2021, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2022 and December 31, 2021, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

In December 2021, the Company issued a total of 2,324,820 shares of common stock, or $42.3 million as settlement for the conversion of $42.8 million of the 2022 Convertible Notes.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2022 and 2021. All shares issued to stockholders in the tables below are newly issued shares.

	Three Months Ended
	March 31, 2022
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 2, 2021	Base	December 15, 2021	January 14, 2022	233,542
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	65,596
Total Shares Issued				299,138

	Three Months Ended
	March 31, 2021
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 4, 2020	Base	December 15, 2020	January 15, 2021	211,904
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	24,196
Total Shares Issued				236,100

(1)	See Note 11 for further information on base, supplemental and special dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 3, 2022. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased during the three months ended March 31, 2022 and 2021.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Earnings per common share—basic
Numerator for basic earnings per share	$40,885	$56,652
Denominator for basic weighted average shares	75,972,079	69,691,162
Earnings per common share—basic	$0.54	$0.81
Earnings per common share—diluted
Numerator for increase in net assets per share	$40,885	$56,652
Adjustment for interest expense and deferred financing costs on 2022 Convertible Notes, incentive fee and excise tax, net	998	1,439
Numerator for diluted earnings per share	$41,883	$58,091
Denominator for basic weighted average shares	75,972,079	69,691,162
Adjustment for dilutive effect of 2022 Convertible Notes	5,564,172	7,665,330
Denominator for diluted weighted average shares	81,536,251	77,356,492
Earnings per common share—diluted	$0.51	$0.75

The 2022 Convertible Notes will be convertible into a combination of cash and shares of the Company’s common stock, at the Company’s election which can be dilutive to common stockholders. Diluted earnings (loss) per share is the amount of earnings (loss) available to each share of common stock outstanding during the reporting period including any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. Upon adoption of ASU 2020-06 during the period ended March 31, 2021 the Company is required to disclose diluted EPS using the if-converted method. The if-converted method is a method of computing EPS that assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

For the purpose of calculating diluted earnings per common share, the average daily closing price of the Company’s common stock for the three months ended March 31, 2022 and March 31, 2021, respectively, was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of March 31, 2022 and March 31, 2021, respectively. Therefore, for these periods presented in the consolidated financial statements the Company applied the if-converted method for purposes of calculating diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	$0.11
February 17, 2022	Base	March 15, 2022	April 18, 2022	0.41
Total Dividends Declared				$0.52

	Three Months Ended
	March 31, 2021
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	$0.05
February 17, 2021	Base	March 15, 2021	April 15, 2021	0.41
February 17, 2021	Special	March 25, 2021	April 8, 2021	1.25
Total Dividends Declared				$1.71

The dividends declared during the three months ended March 31, 2022 and 2021 were derived from net investment income, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the three months ended March 31, 2022 and 2021 were as follows

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Ordinary Income	$39,522	$123,004
Capital Gains	—	—
Total	$39,522	$123,004

The tax basis components of distributable earnings as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Undistributed net investment income - tax basis	$42,619	$17,209
Undistributed net realized gains - tax basis	33,228	14,818
Net unrealized gains on investments	67,675	77,220
Other temporary differences	(51,705)	(19,144)
Total distributable earnings - book basis	$91,817	$90,103

The following reconciles increase in net assets resulting from operations for the three months ended March 31, 2022 and 2021 to taxable income at March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Increase in net assets resulting from operations	$40,885	$56,652
Adjustments:
Net unrealized (gains) losses on investments	8,495	(9,755)
Other income (loss) for tax purposes, not book	999	(135)
Deferred organization costs	(25)	(25)
Other expenses not currently deductible	351	460
Other book-tax differences	1,475	(2,414)
Taxable Income	$52,180	$44,783

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

During the three months ended March 31, 2022 and 2021, the Company increased distributable earnings and decreased additional paid in capital by $0.4 million and $0.5 million, respectively, which was primarily attributable to U.S. federal excise taxes.

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

As of March 31, 2022 and December 31, 2021, the Company had a net deferred tax liability of $1.9 million, pertaining to net operating losses and unrealized gains related to five and six of its investments, respectively. The Company carried back a portion of its operating losses to the previous tax years generating a $0.3 million tax refund for the year ended December 31, 2021.

During the period April 1, 2021 through March 31, 2022, the Company’s estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the tax year; consequently, the Company has elected to carry forward the excess for distribution to shareholders. The amount carried forward is estimated to be approximately $44.7 million, which is inclusive of dividends payable as of March 31, 2022 of $31.2 million, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2021 tax returns are filed in 2022.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the three months ended March 31, 2022 and 2021, a net expense of $0.4 million and $0.5 million, respectively, was recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2022 and 2021.

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Per Share Data (7)
Net asset value, beginning of period	$16.84	$17.16

Net investment income (1)	0.47	0.46
Net realized and unrealized gain (1)	0.07	0.35
Total from operations	0.54	0.81
Issuance of common stock, net of offering costs (2)	0.02	0.23
Dividends declared from net investment income (2)	(0.52)	(1.71)
Total increase/(decrease) in net assets	0.04	(0.67)
Net Asset Value, End of Period	$16.88	$16.47
Per share market value at end of period	$23.29	$21.03
Total return based on market value with reinvestment of dividends (3)	1.83%	9.62%
Total return based on market value (4)	1.80%	9.59%
Total return based on net asset value (5)	3.33%	5.94%
Shares Outstanding, End of Period	76,070,680	71,969,998
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets	9.91%	11.57%
Ratio of net investment income to average net assets	11.16%	11.01%
Portfolio turnover	13.55%	18.77%
Net assets, end of period	$1,283,985	$1,185,332

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.

(3)     Total return based on market value with dividends reinvested is calculated as the change in market value per share during the period plus declared dividends per share, assuming reinvestment of dividends, divided by the beginning market value per share

(4)	Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, divided by the beginning market value per share.
(5)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(6)	The ratios reflect an annualized amount.
(7)	Table may not sum due to rounding.

14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2022.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2022, we have originated approximately $20.4 billion aggregate principal amount of investments and retained approximately $8.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2022, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 90.6% of our total investments based on fair value, had weighted average annual revenue of $117.4 million and weighted average annual EBITDA of $31.0 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2022, the largest single investment based on fair value represented 3.5% of our total investment portfolio.

As of March 31, 2022, the average investment size in each of our portfolio companies was approximately $35.5 million based on fair value.

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

As of March 31, 2022, the largest industry represented 16.9% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2022, approximately 93.1% of our portfolio was invested in secured debt, including 91.3% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2022, the weighted average term on new investment commitments in new portfolio companies was 5.7 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2022, we had call protection on 95.1% of our debt investments based on fair value, with weighted average call prices of 107.3% for the first year, 104.3% for the second year and 101.3% for the third year, in each case from the date of the initial investment. As of March 31, 2022, 99.0% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on us. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $60 billion of assets under management as of March 31, 2022. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 370 investment and operating professionals. As of March 31, 2022, thirty-five (35) of these personnel are dedicated to our business, including twenty-seven (27) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2022, 99.0% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2022, 4.6% of our total investment income was comprised of PIK interest.

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

Market Trends

We believe trends in the middle-market lending environment, including the limited availability of capital from traditional regulated financial institutions, strong demand for debt capital and specialized lending requirements, are likely to continue to create favorable opportunities for us to invest at attractive risk-adjusted rates.

Subsequent to the global financial crisis, the implementation of regulatory changes such as Basel III requirements, Leverage Lending Guidance, and the Volker Rule, tightened risk appetites and reduced the capacity of traditional lenders to serve middle-market companies. We believe that these dynamics create a significant opportunity for us to directly originate investments. We also believe that the large amount of uninvested capital held by private equity firms will continue to drive deal activity, which may in turn create additional demand for debt capital.

This market dynamic is further exacerbated by the specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring, required for middle-market lending. We believe middle-market lending is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies. As a result, the opportunities for dedicated private lenders such as us has continued to expand.

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

Portfolio and Investment Activity

As of March 31, 2022, our portfolio based on fair value consisted of 91.3% first-lien debt investments, 1.7% second-lien investments, 0.6% mezzanine debt investments, and 6.4% equity and other investments. As of December 31, 2021, our portfolio based on fair value consisted of 91.2% first-lien debt investments, 1.7% second-lien debt investments, 0.7% mezzanine debt investments, and 6.4% equity and other investments.

As of March 31, 2022 and December 31, 2021, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.1% and 10.0%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.3% and 10.2%, respectively.

As of March 31, 2022 and December 31, 2021, we had investments in 69 and 72 portfolio companies, respectively, with an aggregate fair value of $2,451.9 million and $2,521.6 million, respectively.

For the three months ended March 31, 2022, the principal amount of new investments funded was $52.8 million in two new portfolio companies and eight existing portfolio companies. For this period, we had $144.4 million aggregate principal amount in exits and repayments.

For the three months ended March 31, 2021, the principal amount of new investments funded was $130.4 million in two new portfolio companies and six existing portfolio companies. For this period, we had $85.1 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended March 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
New investment commitments:
Gross originations	$304.5	$381.6
Less: Syndications/sell downs	225.2	236.2
Total new investment commitments	$79.3	$145.4
Principal amount of investments funded:
First-lien	$48.5	$129.2
Second-lien	—	—
Mezzanine	—	—
Equity and other	4.3	1.2
Total	$52.8	$130.4
Principal amount of investments sold or repaid:
First-lien	$140.5	$81.1
Second-lien	—	—
Mezzanine	—	—
Equity and other	3.9	4.0
Total	$144.4	$85.1
Number of new investment commitments in new portfolio companies	2	2
Average new investment commitment amount in new portfolio companies	$16.5	$36.3
Weighted average term for new investment commitments in new portfolio companies (in years)	5.7	5.0
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	9.5%	9.8%
Weighted average spread over LIBOR of new floating rate investment commitments	8.6%	9.6%
Weighted average interest rate on investments fully sold or paid down	9.7%	11.0%

As of March 31, 2022 and December 31, 2021, our investments consisted of the following:

	March 31, 2022		December 31, 2021
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,239.0	$2,207.3	$2,298.9	$2,265.6
Second-lien debt investments	42.5	42.6	42.7	42.6
Mezzanine debt investments	14.2	7.3	18.6	9.4
Equity and other investments	156.2	108.8	161.4	114.4
Total	$2,451.9	$2,366.0	$2,521.6	$2,432.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,451.7	100.0%	$2,521.4	100.0%
Non-accrual (1)	0.2	0.0	0.2	0.0
Total	$2,451.9	100.0%	$2,521.6	100.0%

	March 31, 2022		December 31, 2021
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,362.6	99.9%	$2,428.6	99.9%
Non-accrual (1)	3.4	0.1	3.4	0.1
Total	$2,366.0	100.0%	$2,432.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average total yield of debt and income producing securities (1)	10.1%	10.0%
Weighted average interest rate of debt and income producing securities	9.6%	9.5%
Weighted average spread over LIBOR of all floating rate investments (2)	8.7%	9.4%

(1)	Weighted average total portfolio yield at fair value was 9.5% at March 31, 2022 and 9.4% at December 31, 2021.
(2)	Includes fixed rate investments for which we entered into interest rate swap agreements to swap to floating rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2022 and December 31, 2021. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2022			December 31, 2021
Investment	Investments at			Investments at
Performance	Fair Value		Percentage of	Fair Value		Percentage of
Rating	($ in millions)		Total Portfolio	($ in millions)		Total Portfolio
1	$2,181.5		89.0%	$2,264.8		89.8%
2	219.6		8.9	175.8		7.0
3	50.6		2.1	80.8		3.2
4	—		—	—		—
5	0.2	(1)	0.0	0.2	(1)	0.0
Total	$2,451.9		100.0%	$2,521.6		100.0%

(1)	Includes investments with an amortized cost of $1.5 million for which the fair value as of March 31, 2022 and December 31, 2021 was $0.

Results of Operations

Operating results for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Total investment income	$67.4	$66.2
Less: Net expenses	31.4	33.4
Net investment income before income taxes	36.0	32.8
Less: Income taxes, including excise taxes	0.3	0.5
Net investment income	35.7	32.3
Net realized gains (1)	13.7	14.6
Net change in unrealized gains (losses) (1)	(8.5)	9.8
Net increase in net assets resulting from operations	$40.9	$56.7

(1)	Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Interest from investments	$65.4	$62.9
Dividend income	0.2	1.0
Other income	1.8	2.3
Total investment income	$67.4	$66.2

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $62.9 million for the three months ended March 31, 2021 to $65.4 million for the three months ended March 31, 2022. The increase in interest from investments was primarily the result of an increase in prepayment fees related to paydowns, and an increase in interest earned due to a larger average portfolio size for the period ended March 31, 2022 compared to the same period in 2021. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, decreased from $4.6 million for the three months ended March 31, 2021 to $1.8 million for the three months ended March 31, 2022. Prepayment fees increased from $3.4 million for the three months ended March 31, 2021 to $5.1 million for the three months ended March 31, 2022. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on three portfolio investments, partial paydowns on one portfolio investment, and earning prepayment fees on three portfolio investments during the three months ended March 31, 2021. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on four portfolio investments, partial paydowns on four portfolio investments, a partial realization of one portfolio investment and earning prepayment fees on seven portfolio investments during the three months ended March 31, 2022. Other income decreased from $2.3 million for the three months ended March 31, 2021 to $1.8 million for the three months ended March 31, 2022, primarily due to decreased amendment and other fees during the three months ended March 31, 2022 compared to the same period in 2021.

Expenses

Operating expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Interest	$9.6	$9.0
Management fees	9.3	8.7
Incentive fees related to pre-incentive fee net investment income	7.9	7.8
Incentive fees related to realized/unrealized capital gains	1.4	4.5
Professional fees	1.5	1.4
Directors fees	0.2	0.2
Other general and administrative	1.5	1.8
Net Expenses	$31.4	$33.4

Interest

Interest expense, including other debt financing expenses, increased from $9.0 million for the three months ended March 31, 2021 to $9.6 million for the three months ended March 31, 2022. This increase was primarily due to an increase in the average debt outstanding from $1,112.7 million for the three months ended March 31, 2021 to $1,211.0 million for the three months ended March 31, 2022. The average interest rate on our debt outstanding remained constant at 2.3% for the three months ended March 31, 2022 and 2021.

Management Fees

Management Fees increased from $8.7 million for the three months ended March 31, 2021 to $9.3 million for the three months ended March 31, 2022 due to an increase in average assets for the three months ended March 31, 2022 compared to the same period in 2021. The Adviser did not waive any Management Fees for the three months ended March 31, 2022 and 2021.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $7.8 million for the three months ended March 31, 2021 to $7.9 million for the three months ended March 31, 2022. This increase resulted from an increase in interest from investments and an increase in prepayment fees for the three months ended March 31, 2022. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended March 31, 2022 or 2021. For the three months ended March 31, 2022 and 2021, $1.4 million and $4.5 million, respectively, of Incentive Fees were accrued related to cumulative unrealized capital gains in excess of cumulative net realized capital gains less cumulative unrealized losses and capital gains incentive fees paid inception to date. As of March 31, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.4 million for the three months ended March 31, 2021 to $1.5 million for the three months ended March 31, 2022. Other general and administrative expenses decreased from $1.8 million for the three months ended March 31, 2021 to $1.5 million for the three months ended March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, we recorded a net expense of $0.4 million and $0.5 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2022 and 2021:

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
Net realized gains on investments	$13.7	$14.6
Net realized gains (losses) on foreign currency transactions	(0.0)	0.0
Net realized gains (losses) on foreign currency investments	0.1	(0.0)
Net realized losses on foreign currency borrowings	(0.1)	(0.0)
Net Realized Gains (Losses)	$13.7	$14.6

Change in unrealized gains on investments	$29.7	$30.9
Change in unrealized losses on investments	(33.5)	(19.4)
Net Change in Unrealized Gains (Losses) on Investments	$(3.8)	$11.5
Unrealized gains (losses) on foreign currency borrowings	(1.8)	0.1
Unrealized losses on foreign currency cash	(0.0)	—
Unrealized losses on interest rate swaps	(2.9)	(1.8)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(4.7)	$(1.7)

Net Change in Unrealized Gains (Losses)	$(8.5)	$9.8

For the three months ended March 31, 2022, and 2021, we had net realized gains on investments of $13.7 million and $14.6 million, respectively, primarily driven by one investment and two investments, respectively. For the three months ended March 31, 2022, we had net realized losses of less than $0.1 million on foreign currency transactions and for the three months ended March 31 2021, we had net realized gains on foreign currency transactions of less than $0.1 million, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2022, we had net realized gains of $0.1 million on foreign currency investments and for the three months ended March 31, 2021 we had net realized losses of less than $0.1 million, on foreign currency investments. For the three months ended March 31, 2022 and 2021, we had net realized losses of $0.1 million and less than $0.1 million, respectively, on foreign currency borrowings. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended March 31, 2022, we had $29.7 million in unrealized gains on 31 portfolio company investments, which was offset by $33.5 million in unrealized losses on 40 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments. For the three months ended March 31, 2021, we had $30.9 million in unrealized gains on 48 portfolio company investments, which was offset by $19.4 million in unrealized losses on 20 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening of credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments.

For the three months ended March 31, 2022, we had unrealized losses on foreign currency borrowings of $1.8 million, and for the three months ended March 31, 2021, we had unrealized gains of $0.1 million on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR and GBP exchange rates. For the three months ended March 31, 2022, we had unrealized losses on foreign currency cash of less than $0.1 million. For the three months ended March 31, 2022 and 2021, we had unrealized losses on interest rate swaps of $2.9 million and $1.8 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2022, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.6% (based on total capital invested of $6.0 billion and total proceeds from these exited investments of $7.6 billion). Ninety-two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Capital invested, with respect to an investment, represents the aggregate cost basis allocable to the realized or unrealized portion of the investment, net of any upfront fees paid at closing for the term loan portion of the investment. Capital invested also includes realized losses on hedging activity, with respect to an investment, which represents any inception-to-date realized losses on foreign currency forward contracts or foreign currency borrowings allocable to the investment, if any.

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees (except upfront fees paid at closing for the term loan portion of an investment), administrative fees, agent fees, amendment fees, accrued interest, and other fees and proceeds. Realized returns also include realized gains on hedging activity, with respect to an investment, which represents any inception-to-date realized gains on foreign currency forward contracts or foreign currency borrowings allocable to the investment, if any.

Interest Rate and Foreign Currency Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments.  For the three months ended March 31, 2022 and 2021, we incurred $1.8 million of unrealized losses and $0.1 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2022 and 2021.

See Note 2 for additional disclosure regarding our accounting for foreign currency.  See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2022. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of March 31, 2022 and December 31, 2021, our asset coverage ratio was 209.6% and 205.4%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2022, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2022, we had approximately $1.2 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of March 31, 2022, we had $23.5 million in cash and cash equivalents, including $19.1 million of restricted cash, an increase of $7.5 million from December 31, 2021. During the three months ended March 31, 2022, cash provided from operating activities was $81.2 million, primarily attributable to repayments and proceeds from investments of $171.9 million and an increase in net assets resulting from operations of $40.9 million which was partially offset by funding portfolio investments of $84.2 million, and other operating activity of $47.4 million. Cash used in financing activities was $73.6 million during the period due to paydowns on our Revolving Credit Facility of $175.6 million, dividends paid of $32.5 million, and deferred financing costs of less than $0.1 million, which was partially offset by borrowings of $134.5 million.

As of March 31, 2022, we had $19.1 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $4.7 million from December 31, 2021 primarily due to a decrease in the fair value of our swaps.

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

During the three months ended March 31, 2022 and 2021, we also issued 299,138 and 236,100 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $6.8 million and $4.7 million, respectively. On April 18, 2022, we issued 239,376 shares of our common stock through our dividend reinvestment plan for proceeds of $5.3 million, which is not reflected in the number of shares issued for the three months ended March 31, 2022 in this section or the consolidated financial statements for the three months ended March 31, 2022.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 3, 2022. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased during the three months ended March 31, 2022 and 2021.

Debt

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,510.0	$277.3	$1,232.7	$266.1
2022 Convertible Notes	100.0	100.0	—	99.8
2023 Notes	150.0	150.0	—	149.4
2024 Notes	347.5	347.5	—	335.1
2026 Notes	300.0	300.0	—	270.8
Total Debt	$2,407.5	$1,174.8	$1,232.7	$1,121.2

(1)	The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $11.2 million, $0.2 million, $0.5 million, $3.6 million and $5.0 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental ($8.8) million and ($24.2) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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
(2)

The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $11.8 million, $0.3 million, $0.7 million and $4.0 million and $5.3 million, respectively.

(3)

The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $4.4 million and ($10.2) million, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

As of March 31, 2022 and December 31, 2021, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of March 31, 2022, aggregate commitments under the facility were $1.510 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of April 25, 2022 (the “Twelfth Amendment”), the aggregate commitments under the facility were increased to $1.585 billion.  The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Twelfth Amendment, with respect to $1.510 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended from to April 24, 2026 and the stated maturity date was extended from to April 23, 2027. For the remaining $75.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025 and (B) with respect to $50.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2022, we had outstanding debt denominated in Australian Dollars (AUD) of 59.0 million, British pounds (GBP) of 4.7 million, Canadian Dollars (CAD) of 111.6 million, and Euro (EUR) of 9.4 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of March 31, 2022 we had less than $0.1 million letters of credit issued through the Revolving Credit Facility and as of December 31, 2021, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either the applicable reference rate plus an applicable credit spread adjustment, plus a margin of either 1.75% or 1.875%, or the base rate plus a margin of either 0.75% or 0.875%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. We may elect either the applicable reference rate or base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants. In accordance with the terms of the Twelfth Amendment, the financial covenants require:

•	an asset coverage ratio of no less than 1.5 to 1 on the last day of any fiscal quarter;
•	stockholders’ equity of at least $500 million plus 25% of the net proceeds of the sale of equity interests after January 31, 2020; and
•

minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors plus unsecured senior securities of the Company and its subsidiary guarantors that mature within 90 days of the date of determination (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from the Company’s common stock issuance in February 2021 and net proceeds received from the issuance of the 2026 Notes were used to pay down borrowings on the Revolving Credit Facility.

2022 Convertible Notes

In February 2017, we issued in a private offering $115.0 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. In June 2018, we issued an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115.0 million aggregate principal amount of our 2022 Convertible Notes issued in February 2017. The 2022 Convertible Notes will mature on August 1, 2022. The 2022 Convertible Notes will be convertible into a combination of cash and shares of our common stock, at our election. As of March 31, 2022, the estimated adjusted conversion price was approximately $17.97 per share of common stock. In connection with the offering of 2022 Convertible Notes in February 2017 and the reopening in June 2018, we entered into interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swaps matches the amount of principal outstanding, and matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes.

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

Holders were entitled to convert their 2022 Convertible Notes at their option at any time prior to February 1, 2022 only under certain circumstances. On or after February 1, 2022 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time.

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

On January 26, 2022, we notified the trustee and holders of the 2022 Convertible Notes that the terms of settlement for the notes at our election are a combination settlement of cash and stock to occur after the 40 day observation period described in the notes indenture. We have elected to settle any 2022 Convertible Notes that are converted between February 1, 2022 and August 1, 2022 with a specified cash amount (as defined in the indenture governing the 2022 Convertible Notes) of $20.00 per $1,000 principal amount of the 2022 Convertible Notes and any additional amounts in stock based on the applicable conversion rate as described in the indenture.

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

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of March 31, 2022, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC Topic 470-20. During the period ended March 31, 2021, we early adopted ASU 2020-06 and in accordance with this guidance reclassified the remaining unamortized discount on the 2022 Convertible Notes from the carrying value of the instrument to “additional paid-in capital” in the accompanying consolidated balance sheet. As a requirement under ASU 2020-06 we calculate diluted earnings per shares using the if-converted method which assumes full share settlement for the aggregate value of the 2022 Convertible Notes.

The average daily closing price of our common stock for the three months ended March 31, 2022 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of March 31, 2022.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2022 and December 31, 2021, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2022	December 31, 2021
Alpha Midco, Inc. - Delayed Draw	$3.4	$4.4
American Achievement, Corp. - Revolver	2.4	2.4
AvidXchange, Inc. - Delayed Draw	0.9	1.0
Axonify, Inc. - Delayed Draw	6.0	6.9
Bayshore Intermediate #2, L.P. - Revolver	2.4	2.4
BCTO Ace Purchaser, Inc. - Delayed Draw	12.3	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	12.5	12.5
BlueSnap, Inc. - Delayed Draw & Revolver	12.5	12.5
Clinicient, Inc. - Revolver	—	1.6
DaySmart Holdings, LLC - Delayed Draw	4.0	4.6
Destiny Solutions Parent Holding Company - Delayed Draw	—	6.5
Dye & Durham Corp. - Delayed Draw & Revolver	8.0	7.9
Elysian Finco Ltd. - Delayed Draw & Revolver	8.5	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	17.3	16.7
EMS Linq, Inc. - Revolver	8.8	8.8
ExtraHop Networks, Inc. - Delayed Draw	22.6	24.4
ForeScout Technologies, Inc. - Revolver	0.5	0.5
G Treasury SS, LLC - Delayed Draw	3.2	6.9
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IntelePeer Holdings, Inc. - Delayed Draw	—	2.6
IRGSE Holding Corp. - Revolver	0.7	0.7
Kyriba Corp. - Revolver	0.0	0.0
Lithium Technologies, LLC - Revolver	2.0	2.0
Lucidworks, Inc. - Delayed Draw & Revolver	0.8	3.3
Netwrix Corp. - Delayed Draw & Revolver	2.8	6.4
Neuintel, LLC - Delayed Draw	7.5	8.6
PageUp People, Ltd. - Delayed Draw	31.1	30.2
Passport Labs, Inc. - Delayed Draw & Revolver	8.3	8.3
Piano Software, Inc. - Delayed Draw	2.5	—
PrimePay Intermediate, LLC - Delayed Draw	8.0	8.0
PrimeRevenue, Inc. - Delayed Draw & Revolver	6.5	6.5
Project44, Inc. - Delayed Draw	19.9	19.9
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	27.9	29.9
Tango Management Consulting, LLC - Delayed Draw & Revolver	32.0	38.8
TRP Assets, LLC - Delayed Draw	18.0	18.0
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	—	7.8
WideOrbit, Inc. - Revolver	4.8	4.8
Workwell Acquisition Co. - Delayed Draw	10.0	10.0
Total Portfolio Company Commitments (1)(2)	$314.4	$332.1

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

Other Commitments and Contingencies

As of March 31, 2022 and December 31, 2021, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2022 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$277.3	$—	$—	$277.3	$—
2022 Convertible Notes	100.0	100.0	—	—	—
2023 Notes	150.0	150.0	—	—	—
2024 Notes	347.5	—	347.5	—	—
2026 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,174.8	$250.0	$347.5	$577.3	$—

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, and elsewhere in our filings with the SEC.

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

As of March 31, 2022, 99.0% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of March 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$74.6	$35.2	$39.4
Up 200 basis points	$48.6	$23.5	$25.1
Up 100 basis points	$22.8	$11.7	$11.1
Down 25 basis points	$(0.8)	$(2.8)	$2.0
Down 50 basis points	$(1.0)	$(5.4)	$4.4

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We are exposed to risks associated with changes in interest rates.

The majority of our debt investments are based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments.

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

Our Revolving Credit Facility is subject to variable rates that expose us to interest rate risk. We may also incur additional indebtedness subject to variable rates in the future. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same.

U.S. dollar borrowings under our Revolving Credit Facility bear interest at a rate derived from SOFR. SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as U.S. dollar LIBOR. The use of SOFR is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR. Additionally, any successor rate to SOFR under our revolving credit facility may not have the same characteristics as SOFR or LIBOR. As a result, the amount of interest we may pay on our revolving credit facility is difficult to predict.

Pursuant to Section 61(a)(2)(C)(ii) of the 1940 Act, the principal risk factors associated with our senior securities are set forth below. However, since we already use leverage in optimizing our investment portfolio, the principal risk factors associated with our senior securities do not represent material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 26, 2021, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 26, 2022. On April 13, 2022, we filed a definitive proxy statement for a special meeting of stockholders, to be held on May 26, 2022. The definitive proxy statement sets forth a proposal to be voted upon at the special meeting that, if approved by stockholders, would have the effect of extending this approval to the one-year anniversary of the date of the special meeting. However, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of March 31, 2022, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of March 31, 2022, we had $1,174.8 million of outstanding indebtedness, which had an annualized interest cost of 2.26% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes. As of March 31, 2022, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91%.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of March 31, 2022

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-21.5%	-11.8%	-2.1%	7.6%	17.3%

(1)

The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of March 31, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2022.

(2)

In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at March 31, 2022 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 2.3% by the approximately $1,174.8 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at March 31, 2022 to determine the “Corresponding return to stockholder.”

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

10.1

Twelfth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 25, 2022, among Sixth Street Specialty Lending, Inc. as Borrower, the Lenders party therto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: May 3, 2022	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: May 3, 2022	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer