Form 10-Q
period 2022-06-30
Sixth Street Specialty Lending, Inc.
filed 2022-08-02
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at August 2, 2022 was 80,993,977.

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
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2022, filed with the SEC on May 3, 2022 and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,446,041 and $2,354,984, respectively)	$2,463,506	$2,434,797
Non-controlled, affiliated investments (amortized cost of $0 and $12,666, respectively)	—	27,017
Controlled, affiliated investments (amortized cost of $65,292 and $64,362, respectively)	72,884	59,779
Total investments at fair value (amortized cost of $2,511,333 and $2,432,012, respectively)	2,536,390	2,521,593
Cash and cash equivalents (restricted cash of $21,447 and $14,399, respectively)	27,177	15,967
Interest receivable	11,863	10,775
Prepaid expenses and other assets	4,935	3,522
Total Assets	$2,580,365	$2,551,857
Liabilities
Debt (net of deferred financing costs of $20,561 and $19,147, respectively)	$1,254,969	$1,185,964
Management fees payable to affiliate	9,476	9,380
Incentive fees on net investment income payable to affiliate	6,724	9,789
Incentive fees on net capital gains accrued to affiliate	7,229	14,928
Dividends payable	31,287	30,926
Other payables to affiliate	4,009	3,149
Other liabilities	24,712	21,873
Total Liabilities	1,338,406	1,276,009
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 76,635,559 and 76,067,586 shares issued, respectively; and 76,339,515 and 75,771,542 shares outstanding, respectively	766	761
Additional paid-in capital	1,201,531	1,189,275
Treasury stock at cost; 296,044 and 296,044 shares held, respectively	(4,291)	(4,291)
Distributable earnings	43,953	90,103
Total Net Assets	1,241,959	1,275,848
Total Liabilities and Net Assets	$2,580,365	$2,551,857
Net Asset Value Per Share	$16.27	$16.84

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$56,747	$57,653	$117,907	$117,258
Paid-in-kind interest income	3,298	2,067	6,371	4,226
Dividend income	1,123	770	1,358	1,277
Other income	1,589	1,136	3,350	3,414
Total investment income from non-controlled, non-affiliated investments	62,757	61,626	128,986	126,175
Investment income from non-controlled, affiliated investments:
Interest from investments	—	209	133	420
Dividend income	—	—	—	545
Total investment income from non-controlled, affiliated investments	—	209	133	965
Investment income from controlled, affiliated investments:
Interest from investments	1,130	989	2,195	1,925
Other income	1	4	2	4
Total investment income from controlled, affiliated investments	1,131	993	2,197	1,929
Total Investment Income	63,888	62,828	131,316	129,069
Expenses
Interest	11,963	10,190	21,565	19,143
Management fees	9,488	9,417	18,818	18,156
Incentive fees on net investment income	6,724	6,996	14,601	14,807
Incentive fees on net capital gains	(9,122)	5,589	(7,699)	10,104
Professional fees	1,815	1,785	3,298	3,180
Directors’ fees	174	174	366	368
Other general and administrative	1,286	1,254	2,745	3,119
Total expenses	22,328	35,405	53,694	68,877
Management fees waived (Note 3)	(12)	(130)	(12)	(130)
Net Expenses	22,316	35,275	53,682	68,747
Net Investment Income Before Income Taxes	41,572	27,553	77,634	60,322
Income taxes, including excise taxes	750	165	1,100	625
Net Investment Income	40,822	27,388	76,534	59,697
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(56,727)	26,075	(62,348)	35,438
Non-controlled, affiliated investments	—	4,008	(14,350)	6,090
Controlled, affiliated investments	(4,045)	(132)	12,174	(132)
Translation of other assets and liabilities in foreign currencies	7,671	445	5,872	578
Interest rate swaps	(1,650)	(1,451)	(4,594)	(3,273)
Total net change in unrealized gains (losses)	(54,751)	28,945	(63,246)	38,701
Realized gains (losses):
Non-controlled, non-affiliated investments	423	2,022	431	16,641
Non-controlled, affiliated investments	—	—	13,673	(33)
Foreign currency transactions	(19)	(1)	(32)	—
Total net realized gains (losses)	404	2,021	14,072	16,608
Total Net Unrealized and Realized Gains (Losses)	(54,347)	30,966	(49,174)	55,309
Increase (Decrease) in Net Assets Resulting from Operations	$(13,525)	$58,354	$27,360	$115,006
Earnings (Loss) per common share—basic	$(0.18)	$0.80	$0.36	$1.62
Weighted average shares of common stock outstanding—basic	76,265,661	72,556,471	76,119,681	71,131,732
Earnings (Loss) per common share—diluted	$(0.15)	$0.74	$0.36	$1.50
Weighted average shares of common stock outstanding—diluted	81,846,634	80,249,527	81,700,654	78,824,788

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 73,687 par, due 10/2025)	7/6/2018	C + 4.75%	6.98%	$55,522	$57,838 (CAD 74,609)	4.7%
Alpha Midco, Inc. (3)(5)	First-lien loan ($66,510 par, due 8/2025)	8/15/2019	L + 7.50%	9.81%	65,506	67,369	5.4%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 32,772 par, due 12/2027)	12/3/2021	C + 5.75%	7.06%	24,982	25,560 (CAD 32,972)	2.1%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($54,197 par, due 7/2027)	7/22/2021	L + 7.50%	9.75%	52,963	52,571	4.2%
ForeScout Technologies, Inc. (3)	First-lien loan ($6,499 par, due 8/2026)	8/17/2020	L + 9.50%	11.75% (incl. 9.50% PIK)	6,391	6,432	0.5%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,910 par, due 12/2026)	12/20/2021	L + 6.50%	8.56%	17,481	17,283	1.4%
Mitnick Corporate Purchaser, Inc. (3)(10)	First-lien loan ($333 par, due 5/2029)	5/2/2022	SOFR + 4.85%	5.92%	333	316	0.0%
Netwrix Corp. (3)	First-lien loan ($27,439 par, due 6/2029)	6/9/2022	SOFR + 5.00%	6.50%	26,815	26,314	2.1%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($51,092 par, due 10/2026)	10/8/2020	L + 8.25%	10.50%	50,190	51,475	4.1%
WideOrbit, Inc. (3)	First-lien loan ($50,031 par, due 7/2025)	7/8/2020	L + 8.50%	9.75%	49,491	50,907	4.1%
					349,674	356,065	28.6%
Communications
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,825 par, due 11/2026)	11/19/2021	L + 7.00%	9.25%	33,842	33,432	2.7%
IntelePeer Holdings, Inc.	First-lien loan ($34,956 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.92%	34,902	34,344	2.8%
	Convertible note ($4,249 par, due 5/2028)	5/12/2021	6.00%	6.00% PIK	4,214	4,185	0.3%
					72,958	71,961	5.8%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,479 par, due 10/2029)	10/25/2021	L + 8.88%	10.54%	42,708	41,523	3.3%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($60,000 par, due 6/2026)	6/8/2021	L + 6.00%	7.67%	58,920	58,200	4.7%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	L + 6.25%	7.92%	55,011	53,779	4.3%
Frontline Technologies Group, LLC (3)	First-lien loan ($85,389 par, due 9/2023)	9/18/2017	L + 5.25%	6.49%	85,227	84,962	6.8%
					241,866	238,464	19.1%
Financial Services
AvidXchange, Inc. (3)(5)	First-lien loan ($11,460 par, due 4/2024)	10/1/2019	L + 9.00%	11.31%	11,400	11,430	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,574 par, due 10/2024)	10/10/2019	SOFR + 7.65%	9.18%	19,301	19,574	1.6%
BlueSnap, Inc. (3)(5)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 6.75%	8.42%	34,575	34,881	2.8%
G Treasury SS, LLC (3)(5)	First-lien loan ($63,671 par, due 4/2023)	4/9/2018	L + 8.25%	9.56%	63,208	64,168	5.2%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,534 par, due 5/2027)	5/28/2021	L + 5.00%	6.60%	1,413	1,494	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($13,236 par, due 5/2028)	5/28/2021	L + 8.25%	9.85% PIK	12,976	12,839	1.0%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($27,250 par, due 6/2026)	6/21/2021	L + 5.75%	8.63%	26,782	26,569	2.1%
Kyriba Corp.(3)	First-lien loan ($18,209 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	17,992	18,254	1.5%
	First-lien loan (EUR 9,486 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	10,536	9,941 (EUR 9,509)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	9.50%	1,390	1,415	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	7.25%	371	351 (EUR 336)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($20,153 par, due 4/2026)	4/28/2021	L + 8.25%	9.49% (incl. 4.125% PIK)	19,900	19,555	1.6%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 7.00%	8.67%	22,399	22,724	1.8%
TradingScreen, Inc. (3)(5)	First-lien loan ($44,888 par, due 4/2027)	4/30/2021	L + 6.25%	7.49%	43,764	43,765	3.5%
					286,007	286,960	23.0%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($56,691 par, due 11/2026)	11/23/2020	L + 7.50%	8.54%	55,526	55,983	4.5%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,945	5,038	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,573	3,881	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	6,141	0.5%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	7.18%	63,595	62,888	5.1%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($46,937 par, due 10/2024)	6/30/2017	L + 7.50%	9.17%	46,022	47,054	3.8%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	9.31%	67,760	66,423	5.3%
					244,023	247,408	19.9%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($56,522 par, due 5/2028)	5/25/2022	SOFR + 6.65%	8.70%	54,965	54,409	4.4%
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2023)	9/29/2015	L + 9.50%	11.75%	28,594	30,034	2.4%
	First-lien revolving loan ($13,257 par, due 6/2023)	9/29/2015	L + 9.50%	11.75%	13,258	13,156	1.1%
					96,817	97,599	7.9%

Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($45,228 par, due 5/2026)	5/5/2021	L + 7.50%	8.87%	44,197	44,150	3.6%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($16,259 par, due 1/2028)	1/31/2022	SOFR + 6.65%	8.10%	15,737	15,420	1.2%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 40,000 par, due 12/2026)	12/6/2021	B + 6.50%	8.36%	27,477	26,098 (AUD 37,953)	2.1%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 15,982 par, due 12/2025)	1/11/2018	B + 5.50%	7.26%	11,776	9,903 (AUD 14,401)	0.8%

	First-lien loan (GBP 4,723 par, due 12/2025)	10/28/2021	S + 5.50%	6.56%	6,501	5,578 (GBP 4,593)	0.4%
	First-lien loan ($12,989 par, due 12/2025)	10/28/2021	L + 5.50%	7.75%	12,972	12,632	1.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($69,125 par, due 5/2024)	5/3/2019	L + 5.50%	7.75%	68,343	67,915	5.5%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($29,567 par, due 12/2026)	12/17/2021	L + 7.00%	9.88%	28,503	28,385	2.3%
Modern Hire, Inc. (3)(5)	First-lien loan ($29,259 par, due 5/2024)	5/15/2019	L + 7.00%	8.67%	28,914	29,551	2.4%
Workwell Acquisition Co. (3)(5)	First-lien loan ($24,012 par, due 10/2025)	10/19/2020	SOFR + 7.35%	8.83%	23,563	23,715	1.9%
					267,983	263,347	21.2%
Internet Services
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($30,492 par, due 10/2028)	10/1/2021	L + 7.75%	8.87% PIK	29,850	29,259	2.4%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($53,255 par, due 6/2028)	6/17/2022	SOFR + 6.00%	7.48%	51,994	51,746	4.2%
Higher Logic, LLC (3)(5)	First-lien loan ($56,541 par, due 1/2024)	6/18/2018	L + 7.25%	9.51%	56,151	56,400	4.5%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 10/2022)	10/3/2017	L + 8.00%	9.03%	54,621	53,606	4.3%
	First-lien revolving loan ($1,320 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	1,317	1,254	0.1%
Lucidworks, Inc. (3)(5)	First-lien loan ($8,046 par, due 2/2027)	2/11/2022	SOFR + 7.50%	9.03% (incl. 3.50% PIK)	8,046	7,890	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($51,573 par, due 2/2026)	2/25/2021	SOFR + 7.10%	8.63%	50,589	50,356	4.1%
					252,568	250,511	20.2%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,330 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,632	31,330	2.5%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($20,000 par, due 4/2027)	4/25/2022	SOFR + 6.50%	7.55%	19,601	19,300	1.6%
Oil, Gas and Consumable Fuels
Mississippi Resources, LLC (3)(7)(15)	First-lien loan ($1,500 par, due 12/2022)	6/29/2018	P + 8.00%	12.00%	1,498	—	0.0%
Murchison Oil and Gas, LLC (3)	First-lien loan ($26,873 par, due 6/2026)	6/30/2022	SOFR + 8.50%	10.70%	26,269	26,048	2.1%
TRP Assets, LLC (3)	First-lien loan ($42,000 par, due 12/2025)	12/3/2021	SOFR + 7.76%	9.82%	41,151	42,150	3.4%
					68,918	68,198	5.5%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($40,558 par, due 3/2026)	3/31/2021	SOFR + 6.60%	8.13%	39,765	39,645	3.2%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($42,613 par, due 8/2025)	8/7/2020	L + 9.00%	11.25% (incl. 4.00% PIK)	41,806	45,596	3.7%
	First-lien loan ($35,689 par, due 9/2026)	9/30/2021	L + 8.25%	10.49% (incl. 4.00% PIK)	34,968	41,132	3.3%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($13,617 par, due 7/2022)	4/24/2019	L + 7.75%	10.45%	13,612	13,617	1.1%
					90,386	100,345	8.1%

Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	10.17%	24,742	25,063	2.0%
American Achievement, Corp. (3)	First-lien loan ($26,062 par, due 9/2026)	9/30/2015	L + 6.25%	7.32% (incl. 6.75% PIK)	25,182	19,416	1.6%
	First-lien loan ($1,366 par, due 9/2026) (15)	6/10/2021	L + 14.00%	15.07% (incl. 14.50% PIK)	1,366	89	0.0%
	Subordinated note ($4,740 par, due 9/2026) (15)	3/16/2021	L + 1.00%	2.00% PIK	545	71	0.0%
Moran Foods, LLC (3)	ABL FILO term loan ($32,600 par, due 4/2024)	4/1/2020	L + 7.50%	9.75%	32,286	32,600	2.6%
Neuintel, LLC (3)(5)	First-lien loan ($54,200 par, due 12/2026)	12/20/2021	L + 6.25%	7.92%	53,112	52,168	4.2%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($74,531 par, due 5/2026)	11/8/2021	L + 8.00%	9.25%	73,218	73,041	5.9%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($42,205 par, due 12/2027)	12/1/2021	L + 6.75%	7.81%	41,194	40,361	3.2%
					251,645	242,809	19.5%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	L + 6.25%	8.19%	33,931	33,351	2.7%
Total Debt Investments					2,348,774	2,347,293	188.8%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(11)(13)	Common Shares (126,968 shares)	12/3/2021			3,909	2,159 (CAD 2,785)	0.2%
Mitnick TA Aggregator, LP (12)(13)(14)	Membership Interest (0.29% ownership)	5/2/2022			5,243	5,243	0.4%
ReliaQuest, LLC (12)(13)(14)	Class A-1 Units (570,263 units)	11/23/2021			1,126	1,363	0.1%
Sprinklr, Inc. (11)(12)	Common Shares (484,700 shares)	6/24/2021			4,180	4,900	0.4%
WideOrbit, Inc. (12)	1,567,807 Warrants	7/8/2020			327	2,482	0.2%
					14,785	16,147	1.3%
Communications
Celtra Technologies, Inc. (12)(13)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (12)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	2,829	0.2%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	2,925	0.2%
	280,000 Warrants	2/28/2020			183	271	0.0%
	106,592 Warrants	4/8/2021			—	33	0.0%
					6,174	7,308	0.5%
Education
Astra 2L Holdings II LLC (12)(13)	Membership Interest (10.17% ownership)	1/13/2022			3,255	2,995	0.2%
EMS Linq, Inc. (12)(13)	Class B Units (5,522,526 units)	12/22/2021			5,523	5,523	0.4%
RMCF IV CIV XXXV, LP. (12)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,355	0.1%
					9,778	9,873	0.7%
Financial Services
AvidXchange, Inc. (11)(12)(13)	Common Shares (200,721 shares)	10/15/2021			1,022	1,232	0.1%
Newport Parent Holdings, LP (12)	Class A-2 Units (131,569 units)	12/10/2020			4,177	2,099	0.2%
Oxford Square Capital Corp. (4)(11)	Common Shares (1,620 shares)	8/5/2015			6	6	0.0%
Passport Labs, Inc. (12)	17,534 Warrants	4/28/2021			192	113	0.0%
TradingScreen, Inc. (12)(14)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					5,997	4,050	0.3%

Healthcare
Caris Life Sciences, Inc. (12)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	1,410	0.1%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	7,638	0.6%
	633,376 Warrants	9/21/2018			192	1,333	0.1%
	569,991 Warrants	4/2/2020			250	1,058	0.1%
Merative L.P. (12)(13)(14)	989,691 Class A-1 Units	6/30/2022			9,897	9,897	0.8%
					21,389	21,336	1.7%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(12)	Class A Units (33,790,171 units)	12/21/2018			21,842	29,651	2.4%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	29,694	2.4%
Human Resource Support Services
Axonify, Inc. (4)(12)(14)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	3,780	0.3%
ClearCompany, LLC (12)(14)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	5,322	0.4%
DaySmart Holdings, LLC (12)(14)	Class A Units (166,811 units)	10/1/2019			1,347	2,158	0.2%
Employment Hero Holdings Pty Ltd. (4)(12)(13)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,063 (AUD 3,000)	0.2%
					9,275	13,323	1.1%
Internet Services
Bayshore Intermediate #2, L.P. (12)(13)(14)	Common Units (12,330,709 units)	10/1/2021			12,331	12,331	1.0%
Lucidworks, Inc. (12)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	892	0.1%
Piano Software, Inc. (12)(13)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
					16,131	16,223	1.3%
Marketing Services
Validity, Inc. (12)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	11,520	0.9%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)(14)	13,355 Preferred Units	6/30/2022			13,355	13,355	1.1%
Pharmaceuticals
TherapeuticsMD, Inc. (12)	712,817 Warrants	8/5/2020			1,029	—	0.0%
Retail and Consumer Products
American Achievement, Corp. (12)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (10)	Trust Certificates (132,928 Certificates)	12/7/2020			493	731	0.1%
	Trust Certificates (996,958 Certificates)	1/30/2021			4,586	12,292	1.0%
Neuintel, LLC (12)(13)(14)	Class A Units (1,176,494 units)	12/21/2021			3,000	3,000	0.2%
					8,079	16,073	1.3%

Structured Products
Allegro CLO Ltd, Series 2018-1A, (3)(4)(10)	Structured Product ($1,000 par, due 6/2031)	5/26/2022	L + 2.85%	3.89%	895	863	0.1%
American Money Management Corp CLO Ltd, Series 2016-18A (3)(4)(10)	Structured Product ($1,500 par, due 5/2031)	6/22/2022	L + 3.05%	4.58%	1,341	1,335	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(10)	Structured Product ($1,000 par, due 4/2034)	6/23/2022	L + 6.25%	7.43%	892	879	0.1%
Ares Loan Funding I Ltd, Series 2021-ALFA, Class E (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	6/24/2022	L + 6.70%	7.74%	907	907	0.1%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	6.53%	420	414	0.0%
Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(10)	Structured Product ($1,000 par, due 7/2030)	5/26/2022	L + 2.90%	3.94%	883	832	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	6.81%	1,235	1,299	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(10)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	7.19%	3,485	3,474	0.3%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(10)	Structured Product ($1,000 par, due 7/2032)	6/30/2022	L + 6.44%	7.50%	879	876	0.1%
CIFC CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	6/16/2022	L + 5.50%	6.54%	893	868	0.1%
Crown Point CLO Ltd, Series 2021-10A (3)(4)(10)	Structured Product ($1,000 par, due 7/2034)	6/14/2022	L + 6.85%	7.91%	897	888	0.1%
Eaton CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($2,500 par, due 1/2030)	6/23/2022	L + 2.50%	3.56%	2,167	2,192	0.2%
GoldenTree CLO Ltd, Series 2020-7A (3)(4)(10)	Structured Product ($1,000 par, due 4/2034)	6/17/2022	L + 6.50%	7.56%	913	890	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(10)	Structured Product ($1,015 par, due 7/2036)	6/3/2022	L + 6.35%	7.39%	931	894	0.1%
Jefferson Mill CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2031)	5/23/2022	L + 3.55%	4.61%	892	869	0.1%
KKR CLO Ltd, 49A (3)(4)(10)	Structured Product ($1,000 par, due 7/2035)	6/2/2022	L + 8.00%	10.17%	960	949	0.1%
Madison Park CLO, Series 2018-28A (3)(4)(10)	Structured Product ($1,000 par, due 7/2030)	6/28/2022	L + 5.25%	6.29%	867	860	0.1%
Magnetite CLO Ltd, Series 2021-30A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	6/13/2022	L + 6.20%	7.38%	914	881	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(10)	Structured Product ($3,500 par, due 4/2033)	5/23/2022	L + 3.52%	4.58%	3,139	3,024	0.2%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	6/1/2022	L + 6.05%	7.11%	877	826	0.1%
Octagon 57 LLC, Series 2021-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	5/24/2022	L + 6.60%	7.64%	906	871	0.1%
Shackelton CLO Ltd, Series 2015-7RA (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	5/23/2022	L + 3.33%	4.37%	887	876	0.1%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(10)	Structured Product ($1,000 par, due 7/2032)	5/25/2022	L + 6.25%	7.31%	925	892	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($2,750 par, due 10/2031)	6/22/2022	L + 5.75%	6.79%	2,357	2,197	0.1%
Wind River CLO Ltd, Series 2014-2A (3)(4)(10)	Structured Product ($1,500 par, due 1/2031)	6/23/2022	L + 2.90%	3.94%	1,323	1,339	0.1%
					30,785	30,195	2.8%
Total Equity and Other Investments					162,559	189,097	15.4%
Total Investments					$2,511,333	$2,536,390	204.2%

	Interest Rate Swaps as of June 30, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	$115,000	$32	$—	$(1,160)
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	50	—	(701)
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	7	—	(105)
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(16)	1,252	312
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(1)	96	25
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	42,819	(22)	904	488
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	(379)	—	(3,440)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Interest rate swap (a)(b)	L	0.16%	7/30/2022	—	—	—	(13)
Total				397,510	(329)	2,380	(4,594)

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	(10,524)	—	(14,520)
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	(1,992)	—	(2,369)
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(28,614)	—	(18,375)
Total				650,000	(41,130)	—	(35,264)
Cash collateral				—	48,790	—	—
Total derivatives				$1,047,510	$7,331	$2,380	$(39,858)

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2022.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 13.0% of total assets as of June 30, 2022.
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
(6)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, a portfolio company, as the Company owns more than 5% of a portfolio company’s outstanding voting securities. Transactions during the six months ended June 30, 2022 in which the Company was an Affiliated Person of a portfolio company are as follows:

Non-controlled, Affiliated Investments during the six months ended June 30, 2022

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2022	Dividend Income	Interest Income
MD America Energy, LLC (c)	$27,017	$—	$(12,667)	$(14,350)	$13,673	$—	$—	$—	$133
Total	$27,017	$—	$(12,667)	$(14,350)	$13,673	$—	$—	$—	$133

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
(7)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2022 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2022

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2022	Other Income	Interest Income
IRGSE Holding Corp.	$59,779	$931	$—	$12,174	$—	$—	$72,884	$2	$2,195
Mississippi Resources, LLC	—	—	—	—	—	—	—	—	—
Total	$59,779	$931	$—	$12,174	$—	$—	$72,884	$2	$2,195

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
(8)
As of June 30, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $2,525,864, resulting in estimated gross unrealized gains and losses of $115,795 and $102,501, respectively.
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
(13)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $63,411, or 5.1% of the Company’s net assets.
(14)
Ownership of equity investments may occur through a holding company or partnership.
(15)
Investment is on non-accrual status as of June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2021

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (10)	Percentage of Net Assets
Debt Investments
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 74,062 par, due 10/2025)	7/6/2018	C + 4.75%	5.75%	$55,724	$60,246 (CAD 76,099)	4.7%
Alpha Midco, Inc. (3)(5)	First-lien loan ($64,435 par, due 8/2025)	8/15/2019	L + 7.50%	8.50%	63,312	65,469	5.1%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 55,042 par, due 12/2027)	12/3/2021	C + 5.75%	6.50%	41,946	43,961 (CAD 55,529)	3.4%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($50,611 par, due 7/2027)	7/22/2021	L + 7.50%	8.50%	49,283	49,659	3.9%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,127 par, due 8/2026)	8/17/2020	L + 9.50%	10.50% (incl. 9.50% PIK)	5,025	5,155	0.4%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($18,000 par, due 12/2026)	12/20/2021	L + 6.50%	7.50%	17,530	17,505	1.4%
Netwrix Corp. (3)(5)	First-lien loan ($68,160 par, due 9/2026)	9/30/2020	L + 6.00%	7.00%	66,948	68,533	5.4%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($46,948 par, due 10/2026)	10/8/2020	L + 8.25%	9.25%	45,954	47,716	3.7%
WideOrbit, Inc. (3)	First-lienloan($50,332par,due7/2025)	7/8/2020	L + 8.50%	9.75%	49,713	51,434	4.0%
					395,435	409,678	32.0%
Communications
Celtra Technologies, Inc. (3)(5)	First-lien loan ($35,000 par, due 11/2026)	11/19/2021	L + 7.00%	8.00%	33,921	33,863	2.7%
IntelePeer Holdings, Inc.	First-lien loan ($44,657 par, due 12/2024) (3)	12/2/2019	L + 8.25%	9.75%	44,564	44,184	3.5%
	Convertible note ($4,124 par, due 5/2028)	5/12/2021	6.00%	6.00% PIK	4,087	4,114	0.3%
					82,572	82,161	6.5%
Education
Astra Acquisition Corp. (3)(11)	Second-lien loan ($43,490 par, due 10/2029)	10/25/2021	L + 8.88%	9.63%	42,629	42,729	3.4%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($53,522 par, due 6/2026)	6/8/2021	L + 6.00%	7.00%	52,318	52,622	4.1%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	L + 6.25%	7.25%	54,921	54,916	4.4%
Frontline Technologies Group, LLC (3)	First-lien loan ($86,466 par, due 9/2023)	9/18/2017	L + 5.25%	6.25%	86,237	86,682	6.8%
Illuminate Education, Inc. (3)(5)	First-lien loan ($62,725 par, due 8/2022)	8/25/2017	L + 6.00%	7.00%	62,519	62,882	4.9%
					298,624	299,831	23.6%
Financial Services
AvidXchange, Inc. (3)(5)	First-lien loan ($11,205 par, due 4/2024)	10/1/2019	L + 9.00%	10.00%	11,129	11,327	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,575 par, due 10/2024)	10/10/2019	L + 6.50%	7.50%	19,247	19,428	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($35,000 par, due 10/2024)	10/25/2019	L + 6.75%	7.75%	34,426	35,475	2.8%
G Treasury SS, LLC (3)(5)	First-lien loan ($59,318 par, due 4/2023)	4/9/2018	L + 8.25%	9.25%	58,570	60,479	4.7%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,542 par, due 5/2027)	5/28/2021	L + 5.00%	5.50%	1,410	1,640	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($12,669 par, due 5/2028)	5/28/2021	L + 8.25%	8.75% PIK	12,393	12,479	1.0%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($27,375 par, due 6/2026)	6/21/2021	L + 5.75%	6.75%	26,854	26,964	2.1%
Kyriba Corp. (3)	First-lien loan ($17,412 par, due 4/2025)	4/9/2019	L + 9.00%	10.50% (incl. 9.00% PIK)	17,163	17,673	1.4%
	First-lien loan (EUR 9,070 par, due 4/2025)	4/9/2019	E + 9.00%	9.00% PIK	10,070	10,470 (EUR 9,206)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	8.75%	1,387	1,438	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	8.75%	370	382 (EUR 336)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($17,018 par, due 4/2026)	4/28/2021	L + 8.25%	9.25% (incl. 4.125% PIK)	16,721	16,864	1.3%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 7.00%	8.50%	22,365	23,015	1.8%
TradingScreen, Inc. (3)(5)	First-lien loan ($45,000 par, due 4/2027)	4/30/2021	L + 6.25%	7.25%	43,771	44,325	3.5%
					275,876	281,959	22.0%
Healthcare

BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($53,094 par, due 11/2026)	11/23/2020	L + 6.50%	7.50%	51,815	53,493	4.2%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,925	5,250	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,547	4,031	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	12,230	1.0%
Clinicient, Inc. (3)	First-lien loan ($15,000 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	14,920	15,150	1.2%
	First-lien revolving loan ($2,400 par, due 5/2024)	5/31/2019	L + 7.00%	8.50%	2,381	2,440	0.2%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($50,000 par, due 10/2026)	10/6/2021	L + 5.25%	6.25%	48,891	49,000	3.8%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($48,688 par, due 10/2024)	6/30/2017	L + 7.50%	8.50%	47,578	49,783	3.9%
					176,659	191,377	15.0%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2022)	9/29/2015	L + 9.50%	10.00%	28,594	30,261	2.4%
	First-lien revolving loan ($12,327 par, due 6/2022)	9/29/2015	L + 9.50%	10.00%	12,327	12,327	1.0%
					40,921	42,588	3.4%

Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($31,580 par, due 5/2026)	5/5/2021	L + 7.50%	8.50%	30,807	31,100	2.4%
DaySmart Holdings, LLC (3)(5)	First-lien loan ($47,999 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	47,891	48,262	3.8%
	First-lien revolving loan ($3,000 par, due 10/2025)	12/18/2020	L + 7.25%	8.75%	3,003	3,015	0.2%
Employment Hero Holdings Pty Ltd. (4)	First-lien loan (AUD 40,000 par, due 12/2026) (3)	12/6/2021	B + 6.50%	7.50%	27,317	28,166 (AUD 38,740)	2.2%
	Convertible note (AUD 3,000 par, due 6/2027) (13)	12/13/2021	0.00%	0.00%	2,134	2,134 (AUD 2,936)	0.2%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 17,400 par, due 12/2025)	1/11/2018	B + 5.50%	6.25%	12,806	12,115 (AUD 16,664)	0.9%
	First-lien loan (GBP 4,723 par, due 12/2025)	10/28/2021	S + 5.50%	6.37%	6,499	6,317 (GBP 4,664)	0.5%
	First-lien loan ($12,989 par, due 12/2025)	10/28/2021	L + 5.50%	6.25%	12,970	12,827	1.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($69,475 par, due 5/2024)	5/3/2019	L + 6.00%	7.00%	68,493	69,822	5.5%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($27,000 par, due 12/2026)	12/17/2021	L + 7.00%	8.00%	25,787	25,775	2.0%
Modern Hire, Inc. (3)(5)	First-lien loan ($29,639 par, due 5/2024)	5/15/2019	L + 7.00%	8.50%	29,206	30,232	2.4%
Workwell Acquisition Co. (3)(5)	First-lien loan ($19,750 par, due 10/2025)	10/19/2020	L + 7.50%	8.50%	19,239	19,899	1.6%
					286,152	289,664	22.7%
Internet Services
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($28,772 par, due 10/2028)	10/1/2021	L + 7.75%	8.50% PIK	28,090	28,148	2.2%
Higher Logic, LLC (3)(5)	First-lien loan ($57,262 par, due 1/2024)	6/18/2018	L + 7.25%	8.25%	56,753	57,835	4.5%
Lithium Technologies, LLC (3)	First-lien loan ($56,020 par, due 10/2022)	10/3/2017	L + 8.00%	9.00%	55,783	55,439	4.4%
Lucidworks, Inc. (9)	First-lien loan ($13,848 par, due 7/2024)	7/31/2019	12.00%	12.00% (incl. 7.00% PIK)	13,766	13,917	1.1%
Piano Software, Inc. (3)(5)	First-lien loan ($49,328 par, due 2/2026)	2/25/2021	L + 6.50%	7.50%	48,292	48,711	3.8%
					202,684	204,050	16.0%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,330 par, due 6/2024)	12/17/2019	L + 7.00%	8.50%	32,544	31,747	2.5%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($5,732 par, due 9/2022)	9/12/2017	L + 7.75%	8.75%	5,709	5,732	0.4%
Oil, Gas and Consumable Fuels
MD America Energy, LLC (3)(6)	First-lien loan ($8,775 par, due 12/2024)	11/14/2018	L + 7.75%	9.25%	8,775	8,775	0.7%
Mississippi Resources, LLC (3)(7)(16)	First-lien loan ($1,500 par, due 12/2022)	6/29/2018	P + 8.00%	12.00%	1,498	—	0.0%
TRP Assets, LLC (3)	First-lien loan ($42,000 par, due 12/2025)	12/3/2021	SOFR + 7.50%	9.76%	41,003	40,950	3.2%
Verdad Resources Intermediate Holdings, LLC (3)	First-lien loan ($25,233 par, due 10/2024)	4/10/2019	L + 7.50%	9.50%	24,925	25,485	2.0%
					76,201	75,210	5.9%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($33,745 par, due 3/2026)	3/31/2021	L + 6.50%	7.50%	33,067	33,408	2.6%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($41,768 par, due 8/2025)	8/7/2020	L + 9.00%	10.00% (incl. 4.00% PIK)	50,761	52,782	4.1%

	First-lien loan ($22,730 par, due 9/2026)	9/30/2021	L + 8.25%	9.25% (incl. 4.00% PIK)	11,903	12,816	1.0%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($30,000 par, due 3/2024)	4/24/2019	L + 7.75%	10.45%	29,068	30,000	2.4%
					91,732	95,598	7.5%

Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	9.50%	24,704	25,625	2.0%
American Achievement, Corp. (3)	First-lien loan ($25,185 par, due 9/2026)	9/30/2015	L + 6.25%	7.25% (incl. 6.75% PIK)	24,259	18,952	1.5%
	First-lien loan ($1,370 par, due 9/2026) (16)	6/10/2021	L + 14.00%	15.00% (incl. 14.50% PIK)	1,370	92	0.0%
	Subordinated note ($4,740 par, due 9/2026) (16)	3/16/2021	L + 1.00%	2.00% PIK	545	71	0.0%
Designer Brands, Inc. (3)(4)	ABL First-lien loan ($46,875 par, due 8/2025)	8/7/2020	L + 8.50%	9.75%	45,974	48,398	3.8%
Moran Foods, LLC (3)	ABL FILO term loan ($33,267 par, due 4/2024)	4/1/2020	L + 7.50%	9.00%	32,864	33,683	2.6%
Neuintel, LLC (3)(5)	First-lien loan ($52,000 par, due 12/2026)	12/20/2021	L + 6.25%	7.25%	50,811	50,700	4.0%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($75,000 par, due 5/2026)	11/8/2021	L + 8.00%	9.25%	73,541	74,250	5.8%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($32,500 par, due 12/2027)	12/1/2021	L + 6.75%	7.50%	31,487	31,459	2.5%
					285,555	283,230	22.2%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	L + 6.25%	7.25%	33,821	33,901	2.7%
Total Debt Investments					2,317,552	2,360,134	185.0%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(12)(14)	Common Shares (126,968 shares)	12/3/2021			3,909	4,455 (CAD 5,627)	0.4%
ReliaQuest, LLC (13)(14)(15)	Class A-1 Units (567,683 units)	11/23/2021			1,120	1,120	0.1%
Sprinklr, Inc. (12)(13)(14)	Common Shares (484,700 shares)	6/24/2021			4,180	7,692	0.6%
WideOrbit, Inc. (13)	1,567,807 Warrants	7/8/2020			327	327	0.0%
					9,536	13,594	1.1%
Communications
Celtra Technologies, Inc. (13)(14)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (13)	Series C Preferred Shares (1,816,295 shares) (14)	4/8/2021			1,816	2,829	0.2%
	Series D Preferred Shares (1,065,916 shares) (14)	4/8/2021			1,950	1,950	0.2%
	280,000 Warrants	2/28/2020			183	290	0.0%
	106,592 Warrants (14)	4/8/2021			-	39	0.0%
					5,199	6,358	0.5%
Education
EMS Linq, Inc. (13)(14)	Class B Units (5,522,526 units)	12/22/2021			5,523	5,523	0.4%
RMCF IV CIV XXXV, LP. (13)(14)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,000	0.1%
					6,523	6,523	0.5%
Financial Services
AvidXchange, Inc. (11)(13)(14)	Common Shares (200,721 shares)	10/15/2021			1,022	2,785	0.2%
Newport Parent Holdings, LP (13)	Class A-2 Units (131,569 units)	12/10/2020			4,177	2,443	0.2%
Oxford Square Capital Corp. (4)(12)	Common Shares (1,620 shares)	8/5/2015			6	7	0.0%
Passport Labs, Inc. (13)(14)	17,534 Warrants	4/28/2021			192	192	0.0%
TradingScreen, Inc. (13)(14)(15)	Class A Units (600,000 units)	5/14/2021			600	600	0.1%
					5,997	6,027	0.5%
Healthcare
Caris Life Sciences, Inc. (13)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	2,787	0.2%
	Series D Preferred Shares (1,240,740 shares) (14)	5/11/2021			10,050	10,050	0.8%
	633,376 Warrants	9/21/2018			192	3,602	0.3%
	569,991 Warrants	4/2/2020			250	3,170	0.2%
Valant Medical Solutions, Inc. (13)(15)	Class A Units (77,144 units) (14)	3/10/2021			77	118	0.0%
	954,478 Warrants	4/8/2019			281	502	0.0%
					11,850	20,229	1.5%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(13)	Class A Units (33,790,171 units)	12/21/2018			21,842	17,148	1.4%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	17,191	1.4%
Human Resource Support Services
Axonify, Inc. (4)(13)(14)(15)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	3,780	0.3%
ClearCompany, LLC (13)(15)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	5,035	0.4%
DaySmart Holdings, LLC (13)(14)(15)	Class A Units (166,811 units)	10/1/2019			1,347	2,047	0.2%
					7,141	10,862	0.9%
Internet Services

Bayshore Intermediate #2, L.P. (13)(14)(15)	Common Units (12,330,709 units)	10/1/2021			12,331	12,331	1.0%
Lucidworks, Inc. (13)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	820	0.1%
Piano Software, Inc. (13)(14)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
					16,131	16,151	1.3%
Marketing Services
Validity, Inc. (13)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	13,824	1.1%
Oil, Gas and Consumable fuels
SMPA Holdings, LLC (6)	Common Units (15,000 units)	12/24/2020			3,892	18,242	1.4%
Pharmaceuticals
TherapeuticsMD, Inc. (13)	712,817 Warrants	8/5/2020			1,029	121	0.0%
Retail and Consumer Products
American Achievement, Corp. (13)(14)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (11)	Trust Certificates (132,928 Certificates)	12/7/2020			493	1,562	0.1%
	Trust Certificates (996,958 Certificates) (14)	1/30/2021			12,792	21,933	1.7%
Neuintel, LLC (13)(14)(15)	Class A Units (1,176,494 units)	12/21/2021			3,000	3,000	0.2%
					16,285	26,545	2.0%

Structured Products
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	5.47%	417	463	0.0%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(11)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	5.88%	1,223	1,464	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(11)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	6.27%	3,455	3,865	0.3%
					5,095	5,792	0.4%
Total Equity and Other Investments					114,460	161,459	12.6%
Total Investments					$2,432,012	$2,521,593	197.6%

	Interest Rate Swaps as of December 31, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	L	0.16%	7/30/2022	$13,440	$13	$—	$13
Interest rate swap (a)	4.50%	L + 2.37%	8/1/2022	115,000	1,192	—	(2,287)
Interest rate swap (a)	4.50%	L + 1.59%	8/1/2022	50,000	751	—	(1,390)
Interest rate swap (a)	4.50%	L + 1.60%	8/1/2022	7,500	112	—	(208)
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	27,531	(328)	1,252	621
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	2,160	(26)	96	48
Interest rate swap (a)	L + 2.11%	4.50%	8/1/2022	42,819	(510)	904	394
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	150,000	3,061	—	(3,994)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Interest rate swap (a)(b)	L	1.47%	7/30/2021	—	—	—	89
Interest rate swap (a)(b)	L	0.326%	6/9/2023	—	—	—	15
Total				410,950	4,265	2,380	(6,699)

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	3,996	—	(10,720)
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	377	—	(1,676)
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(10,239)	—	(10,239)
Total				650,000	(5,866)	—	(22,635)
Cash collateral				—	4,185	—	—
Total derivatives				$1,060,950	$2,584	$2,380	$(29,334)

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 13.9% of total assets as of December 31, 2021.
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
(6)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2021in which the Company was an Affiliated Person of the portfolio company are as follows:

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
(14)
All or a portion of this security was acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $83,839, or 6.6%% of the Company’s net assets.
(15)
Ownership of equity investments may occur through a holding company or partnership.
(16)
Investment is on non-accrual status as of December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2021	75,771,542	$761	296,044	$(4,291)	$1,189,275	$90,103	$1,275,848
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	35,712	35,712
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(8,495)	(8,495)
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	13,668	13,668
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	299,138	3	—	—	6,771	—	6,774
Dividends declared from net investment income	—	—	—	—	—	(39,522)	(39,522)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(351)	351	—
Balance at March 31, 2022	76,070,680	$764	296,044	$(4,291)	$1,195,695	$91,817	$1,283,985
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	40,822	40,822
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(54,751)	(54,751)
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	404	404
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	268,835	2	—	—	5,836	—	5,838
Dividends declared from net investment income	—	—	—	—	—	(34,339)	(34,339)
Balance at June 30, 2022	76,339,515	$766	296,044	$(4,291)	$1,201,531	$43,953	$1,241,959

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$27,360	$115,006
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	64,524	(41,396)
Net change in unrealized (gains) on foreign currency transactions	(5,872)	(578)
Net change in unrealized losses on interest rate swaps	4,594	3,273
Net realized (gains) on investments	(14,104)	(16,608)
Net realized (gains) losses on foreign currency transactions	(57)	11
Net amortization of discount on investments	(9,421)	(10,553)
Amortization of deferred financing costs	2,882	2,860
Amortization of discount on debt	378	333
Purchases and originations of investments, net	(438,388)	(439,203)
Proceeds from investments, net	19,381	42,385
Repayments on investments	370,086	198,432
Paid-in-kind interest	(6,762)	(4,183)
Changes in operating assets and liabilities:
Interest receivable	(1,479)	(5,469)
Interest receivable paid-in-kind	391	62
Prepaid expenses and other assets	(1,413)	12,164
Management fees payable to affiliate	96	852
Incentive fees on net investment income payable to affiliate	(3,065)	(257)
Incentive fees on net capital gains accrued to affiliate	(7,699)	10,104
Payable to affiliate	860	640
Other liabilities	(37,018)	(16,351)
Net Cash Provided by (Used in) Operating Activities	(34,726)	(148,476)
Cash Flows from Financing Activities
Borrowings on debt	498,755	827,256
Repayments on debt	(387,635)	(615,482)
Deferred financing costs	(4,296)	(7,901)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	85,904
Dividends paid to stockholders	(60,888)	(136,081)
Net Cash Provided by (Used in) Financing Activities	45,936	153,696
Net Increase in Cash, Cash Equivalents, and Restricted Cash	11,210	5,220
Cash, cash equivalents, and restricted cash, beginning of period	15,967	13,274
Cash, Cash Equivalents, and Restricted Cash, End of Period	$27,177	$18,494
Supplemental Information:
Interest paid during the period	$17,833	$12,779
Excise and other taxes paid during the period	$1,600	$4,215
Dividends declared during the period	$73,861	$157,134

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$12,613	$19,007

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At June 30, 2022, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and six months ended June 30, 2022 the Company recorded a net expense of $0.8 million and $1.1 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2021, the Company recorded a net expense of $0.2 million and $0.6 million, respectively, for U.S. federal excise tax and other taxes.

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

For the three and six months ended June 30, 2022, the Company incurred expenses of $0.8 million and $1.4 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2021 the Company incurred expenses of $0.8 million and $2.5 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the consolidated statements of operations.

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

For the three and six months ended June 30, 2022, Management Fees (gross of waivers) were $9.5 million and $18.8 million, respectively. For the three and six months ended June 30, 2021, Management Fees (gross of waivers) were $9.4 million and $18.2 million, respectively.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. Any waived Management Fees are not subject to recoupment by the Adviser. For the three and six months ended June 30, 2022, Management Fees of less than $0.1 million have been waived pursuant to the Leverage Waiver. For the three and six months ended June 30, 2021, Management Fees of $0.1 million have been waived pursuant to the Leverage Waiver.

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

For three and six months ended June 30, 2022, Incentive Fees were ($2.4) million and $6.9 million, respectively, of which $6.7 million and $14.6 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2021, Incentive Fees were $12.6 million and $24.9 million, respectively, of which $7.0 million and $14.8 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2022, ($9.1) million and ($7.7) million, respectively of Incentive Fees was accrued related to the reversal of Capital Gains Fees. For the three and six months ended June 30, 2021, $5.6 million and $10.1 million, respectively of Incentive Fees was accrued related to Capital Gains Fees. As of June 30, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,298,704	$2,295,373	$(3,331)
Second-lien debt investments	42,708	41,523	(1,185)
Mezzanine debt investments	7,362	10,397	3,035
Equity and other investments	162,559	189,097	26,538
Total Investments	$2,511,333	$2,536,390	$25,057

	December 31, 2021
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,265,555	$2,298,856	$33,301
Second-lien debt investments	42,629	42,729	100
Mezzanine debt investments	9,368	18,549	9,181
Equity and other investments	114,460	161,459	46,999
Total Investments	$2,432,012	$2,521,593	$89,581

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Business Services	14.7%	16.8%
Communications	3.1%	3.5%
Education	9.8%	12.2%
Financial Services	11.5%	11.4%
Healthcare	10.6%	8.4%
Hotel, Gaming and Leisure	5.0%	2.4%
Human Resource Support Services	10.9%	11.9%
Internet Services	10.5%	8.7%
Marketing Services	1.7%	1.8%
Office Products	0.7%	0.2%
Oil, Gas and Consumable Fuels	3.2%	3.7%
Other	2.8%	1.6%
Pharmaceuticals	4.0%	3.8%
Retail and Consumer Products	10.2%	12.3%
Transportation	1.3%	1.3%
Total	100.0%	100.0%

The geographic composition of investments at fair value at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
United States
Midwest	11.9%	12.5%
Northeast	28.8%	24.2%
South	22.2%	23.4%
West	29.0%	31.8%
Australia	2.2%	2.4%
Canada	5.3%	5.7%
United Kingdom	0.6%	—
Total	100.0%	100.0%

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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and six months ended June 30, 2022 and 2021:

			For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	8/1/2022	$115,000	$(986)	$1,294	$308	$(1,731)	$2,587	$856
Interest rate swap	8/1/2022	50,000	(329)	563	234	(556)	1,125	569
Interest rate swap	8/1/2022	7,500	(50)	84	34	(84)	169	85
Interest rate swap	8/1/2022	27,531	(306)	214	(92)	(613)	373	(240)
Interest rate swap	8/1/2022	2,160	(24)	17	(7)	(48)	29	(19)
Interest rate swap	8/1/2022	42,819	(481)	339	(142)	(963)	588	(375)
Interest rate swap	1/22/2023	150,000	(1,141)	1,687	546	(1,971)	3,375	1,404
Interest rate swap	11/1/2024	300,000	(2,521)	2,906	385	(4,334)	5,813	1,479
Interest rate swap	11/1/2024	50,000	(447)	484	37	(767)	969	202
Interest rate swap	11/1/2024	2,500	(25)	21	(4)	(48)	36	(12)
Interest rate swap	8/1/2026	300,000	(2,253)	1,917	(336)	(3,779)	3,708	(71)
Total		$1,047,510	$(8,563)	$9,526	$963	$(14,894)	$18,772	$3,878

			For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	7/30/2021	$11,700	$(44)	$6	$(38)	$(85)	$13	$(72)
Interest rate swap	8/1/2022	115,000	(754)	1,294	540	(1,508)	2,588	1,080
Interest rate swap	8/1/2022	50,000	(228)	562	334	(459)	1,125	666
Interest rate swap	8/1/2022	7,500	(34)	84	50	(69)	169	100
Interest rate swap	8/1/2022	27,531	(306)	160	(146)	(616)	323	(293)
Interest rate swap	8/1/2022	2,160	(24)	13	(11)	(48)	25	(23)
Interest rate swap	1/22/2023	150,000	(839)	1,688	849	(1,680)	3,375	1,695
Interest rate swap (1)	6/9/2023	5,000	(4)	3	(1)	(8)	5	(3)
Interest rate swap	11/1/2024	300,000	(1,881)	2,906	1,025	(3,696)	5,812	2,116
Interest rate swap	11/1/2024	50,000	(340)	484	144	(664)	969	305
Interest rate swap	11/1/2024	2,500	(24)	16	(8)	(47)	31	(16)
Interest rate swap	8/1/2026	300,000	(1,618)	1,875	257	(2,472)	2,958	486
Total		$1,021,391	$(6,096)	$9,091	$2,995	$(11,352)	$17,393	$6,041

(1)
The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

For the three and six months ended June 30, 2022, the Company recognized $1.7 million and $4.6 million, respectively, in net change in unrealized losses, on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the three and six months ended June 30, 2022, the Company recognized $8.1 million and $35.3 million in net change in unrealized losses, respectively, on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. For the three and six months ended June 30, 2022, this amount is offset by a decrease of $3.7 million and $16.9 million, respectively, for a change in the carrying value of the 2024 Notes and a decrease of $4.4 million and $18.4 million, respectively, for a change in carrying value of the 2026 Notes.

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

As of June 30, 2022, the swap transactions had a fair value of ($41.5) million which is netted against cash collateral on the Company’s consolidated balance sheet. As of December 31, 2021, the swap transactions had a fair value of ($1.6) million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of June 30, 2022, $21.4 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2021, $14.4 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2022 and December 31, 2021:

	Fair Value Hierarchy at June 30, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$316	$2,295,057	$2,295,373
Second-lien debt investments	—	—	41,523	41,523
Mezzanine debt investments	—	—	10,397	10,397
Equity and other investments	8,298	43,218	137,581	189,097
Total investments at fair value	$8,298	$43,534	$2,484,558	$2,536,390
Interest rate swaps	—	(41,459)	—	(41,459)
Total	$8,298	$2,075	$2,484,558	$2,494,931

	Fair Value Hierarchy at December 31, 2021
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$2,298,856	$2,298,856
Second-lien debt investments	—	42,729	—	42,729
Mezzanine debt investments	—	—	18,549	18,549
Equity and other investments	12,154	32,072	117,233	161,459
Total investments at fair value	$12,154	$74,801	$2,434,638	$2,521,593
Interest rate swaps	—	(1,601)	—	(1,601)
Total	$12,154	$73,200	$2,434,638	$2,519,992

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2022:

	As of and for the Three Months Ended
	June 30, 2022
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,239,027	$42,511	$14,139	$123,019	$2,418,696
Purchases or originations	298,675	54	—	28,501	327,230
Repayments / redemptions	(215,774)	(10)	—	—	(215,784)
Sale Proceeds	—	—	—	(758)	(758)
Paid-in-kind interest	3,605	—	61	—	3,666
Net change in unrealized gains (losses)	(35,068)	(1,048)	(3,804)	(13,536)	(53,456)
Net realized gains	2	—	—	355	357
Net amortization of discount on securities	4,590	16	1	—	4,607
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,295,057	$41,523	$10,397	$137,581	$2,484,558

	As of and for the Six Months Ended
	June 30, 2022
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,298,856	$-	$18,549	$117,233	$2,434,638
Purchases or originations	378,622	54	—	32,776	411,452
Repayments / redemptions	(361,869)	(10)	—	—	(361,879)
Sale Proceeds	—	—	—	(18,315)	(18,315)
Paid-in-kind interest	6,637	—	125	—	6,762
Net change in unrealized gains (losses)	(36,614)	(1,285)	(6,145)	(10,269)	(54,313)
Net realized gains	113	—	—	14,022	14,135
Net amortization of discount on securities	9,312	35	2	—	9,349
Transfers within Level 3	—	—	(2,134)	2,134	—
Transfers into (out of) Level 3	—	42,729	—	—	42,729
Balance, End of Period	$2,295,057	$41,523	$10,397	$137,581	$2,484,558

Astra Acquisition Corp. was transferred into Level 3 from Level 2 for fair value measurement purposes during the six months ended June 30, 2022, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2022 and 2021:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2022 on	June 30, 2021 on
	Investments Held at	Investments Held at
	June 30, 2022	June 30, 2021
First-lien debt investments	$(32,820)	$5,881
Second-lien debt investments	(1,049)	595
Mezzanine debt investments	(3,804)	5,942
Equity and other investments	(13,134)	17,145
Total	$(50,807)	$29,563

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2022 on	June 30, 2021 on
	Investments Held at	Investments Held at
	June 30, 2022	June 30, 2021
First-lien debt investments	$(30,834)	$17,445
Second-lien debt investments	(1,285)	888
Mezzanine debt investments	(6,145)	7,406
Equity and other investments	4,344	24,967
Total	$(33,920)	$50,706

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2022
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,295,057	Income approach (1)	Discount rate	7.4% — 15.4% (12.1%)	Decrease
Second-lien debt investments	41,523	Income approach	Discount rate	14.8% — 14.8% (14.8%)	Decrease
Mezzanine debt investments	10,397	Income approach (2)	Discount rate	7.7% — 13.1% (10.9%)	Decrease
Equity and other investments	137,581	Market Multiple (3)	Comparable multiple	3.8x — 16.8x (8.2x)	Increase
Total	$2,484,558

(1)
Includes $19.5 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $35.5 million of equity investments which were valued using an asset valuation waterfall, $5.3 million of equity investments using a Black-Scholes model, and $28.5 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2022 and December 31, 2021, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2022 Convertible Notes	$99,990	$104,674	$99,990	$121,710
2023 Notes	150,000	150,578	150,000	153,953
2024 Notes	347,500	334,834	347,500	362,703
2026 Notes	300,000	262,980	300,000	296,520
Total	$897,490	$853,066	$897,490	$934,886
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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage was 194.3% and 205.4%, respectively.

Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,585,000	$421,747	$1,163,253	$407,035
2022 Convertible Notes	99,990	99,990	—	99,942
2023 Notes	150,000	150,000	—	149,631
2024 Notes	347,500	347,500	—	331,693
2026 Notes	300,000	300,000	—	266,668
Total Debt	$2,482,490	$1,319,237	$1,163,253	$1,254,969

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $14.7 million, $0.1 million, $0.4 million, $3.3 million and $4.7 million, respectively.
(3)
The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental ($12.5) million and ($28.6) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$10,045	$10,421	$19,807	$19,892
Commitment fees	1,251	1,107	2,376	2,175
Amortization of deferred financing costs	1,439	1,512	2,882	2,860
Accretion of original issue discount	191	184	378	333
Swap settlement	(963)	(3,034)	(3,878)	(6,117)
Total Interest Expense	$11,963	$10,190	$21,565	$19,143
Average debt outstanding (in millions)	$1,156.5	$1,282.2	$1,183.6	$1,202.9
Weighted average interest rate	3.1%	2.3%	2.7%	2.3%

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

Pursuant to the Twelfth Amendment, with respect to $1.510 billion in commitments, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended to April 24, 2026 and the stated maturity date was extended to April 23, 2027. For the remaining $75.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025 and (B) with respect to $50.0 million of commitments, the revolving period ends February 4, 2025 and the stated maturity is February 4, 2026.

Pursuant to an amendment to the Revolving Credit Facility dated as of May 19, 2022 (the “Thirteenth Amendment”), certain non-substantive administrative and operational elements were updated.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had outstanding debt denominated in Australian dollars (AUD) of 59.0 million, British pounds (GBP) of 4.7 million, Canadian dollars (CAD) of 111.5 million, and Euro (EUR) of 9.6 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of June 30, 2022, the Company had less than $0.1 million letters of credit issued through the Revolving Credit Facility, and as of December 31, 2021, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of June 30, 2022 and December 31, 2021, the Company was in compliance with the terms of the Revolving Credit Facility.

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115.0 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. In June 2018, the Company issued in a registered public offering an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115.0 million aggregate principal amount of the Company’s existing 2022 Convertible Notes issued in February 2017. The 2022 Convertible Notes will mature on August 1, 2022. The 2022 Convertible Notes will be convertible into a combination of cash and shares of the Company’s common stock, at the Company’s election. As of June 30, 2022, the estimated adjusted conversion price was approximately $17.92 per share of common stock. In connection with the offering of 2022 Convertible Notes in February 2017 and the reopening in June 2018, the Company entered into interest rate swaps to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swaps matches the amount of principal outstanding, and matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes.

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

For the three and six months ended June 30, 2022 and 2021, the components of interest expense related to the 2022 Convertible Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$1,125	$1,607	$2,250	$3,231
Amortization of deferred financing costs	135	193	269	384
Total Interest Expense	$1,260	$1,800	$2,519	$3,615

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three and six months ended June 30, 2022, the Company received $2.5 million and $4.9 million, respectively, and paid $2.2 million and $4.0 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees related to the 2022 Convertible Notes. During the three and six months ended June 30, 2021, the Company received $2.1 million and $4.2 million, respectively, and paid $1.3 million and $2.7 million, respectively, related to the settlements of its interest rate swaps related to the 2022 Convertible Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2022 and December 31, 2021, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	June 30, 2022	December 31, 2021
Principal amount of debt	$99,990	$99,990
Deferred financing costs	(48)	(317)
Carrying value of debt	$99,942	$99,673
Stated interest rate	4.50%	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate was three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. See Note 5 for further information about the Company’s interest rate swaps.

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring the Company to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of June 30, 2022 and December 31, 2021, the Company was in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

The average daily closing price of the Company’s common stock for the three and six months ended June 30, 2022 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of June 30, 2022. The average daily closing price of the Company’s common stock for the three and six months ended June 30, 2021 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as June 30, 2021.

On August 1, 2022, the 2022 Convertible Notes matured in accordance with the governing indenture. Holders of $79.2 million aggregate principal amount of notes provided valid notice of conversion and were subject to the combination settlement method previously elected by the Company. In accordance with the settlement method, the Company issued a total of 4,360,125 shares of common stock, or $78.1 million at the adjusted conversion price per share of $17.92. The remaining balance of the notes that were not converted into newly issued shares of common stock were settled with existing cash resources, including through utilization of the Company’s Revolving Credit Facility. The interest rate swaps associated with the principal amount of the notes outstanding were terminated on the date of maturity of the 2022 Convertible Notes.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of June 30, 2022 and December 31, 2021 the effective hedge interest rate swaps had a fair value of ($12.5) million and $4.4 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of June 30, 2022 and December 31, 2021 the effective hedge interest rate swaps had a fair value of ($28.6) million and ($10.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

For the three and six months ended June 30, 2022 and 2021, the components of interest expense related to the 2023 Notes, 2024 Notes and 2026 Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$6,929	$6,929	$13,858	$13,229
Accretion of original issue discount	191	184	378	333
Amortization of deferred financing costs	600	601	1,194	1,124
Total Interest Expense	$7,720	$7,714	$15,430	$14,686

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. During the three and six months ended June 30, 2022, the Company received $7.0 million and $13.9 million, respectively, and paid $6.4 million and $10.9 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. During the three and six months ended June 30, 2021, the Company received $7.0 million and $13.1 million, respectively, and paid $4.7 million and $8.6 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As June 30, 2022 and December 31, 2021, the components of the carrying value of the 2023 Notes, 2024 Notes and 2026 Notes and the stated interest rate were as follows:

	June 30, 2022			December 31, 2021
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Principal amount of debt	$150,000	$347,500	$300,000	$150,000	$347,500	$300,000
Original issue discount, net of accretion	(6)	(909)	(1,663)	(11)	(1,091)	(1,853)
Deferred financing costs	(363)	(2,382)	(3,055)	(683)	(2,886)	(3,426)
Fair value of an effective hedge	—	(12,516)	(28,614)	—	4,373	(10,239)
Carrying value of debt	$149,631	$331,693	$266,668	$149,306	$347,896	$284,482
Stated interest rate	4.50%	3.875%	2.50%	4.50%	3.875%	2.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of June 30, 2022 and December 31, 2021, the Company’s swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes is three month LIBOR plus 1.99%, 2.28% (on a weighted average basis), and 1.91%, respectively.

As of June 30, 2022 and December 31, 2021, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

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

As of June 30, 2022 and December 31, 2021, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2022	December 31, 2021
Alpha Midco, Inc. - Delayed Draw	$2,253	$4,444
American Achievement, Corp. - Revolver	2,403	2,403
ASG II, LLC - Delayed Draw	8,478	—
AvidXchange, Inc. - Delayed Draw	766	1,021
Axonify, Inc. - Delayed Draw	8,007	6,850
Bayshore Intermediate #2, L.P. - Revolver	2,398	2,398
BCTO Ace Purchaser, Inc. - Delayed Draw	10,335	—
Bear OpCo, LLC - Delayed Draw	3,301	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	—	12,500
BlueSnap, Inc. - Delayed Draw & Revolver	12,500	12,500
CrunchTime Information Systems, Inc. - Delayed Draw	7,101	—
Clinicient, Inc. - Revolver	—	1,600
DaySmart Holdings, LLC - Delayed Draw	—	4,630
Destiny Solutions Parent Holding Company - Delayed Draw	—	6,478
Dye & Durham Corp. - Delayed Draw & Revolver	7,720	7,884
Elysian Finco Ltd. - Delayed Draw & Revolver	7,866	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	15,816	16,722
EMS Linq, Inc. - Revolver	8,784	8,784
ExtraHop Networks, Inc. - Delayed Draw	20,803	24,389
ForeScout Technologies, Inc. - Revolver	200	500
G Treasury SS, LLC - Delayed Draw	2,633	6,986
Ibis Intermediate Co. - Delayed Draw	6,338	6,338
IntelePeer Holdings, Inc. - Delayed Draw	—	2,643
IRGSE Holding Corp. - Revolver	243	673
Kyriba Corp. - Revolver	45	39
Lithium Technologies, LLC - Revolver	1,979	1,979
Lucidworks, Inc. - Delayed Draw & Revolver	833	3,333
Murchison Oil and Gas, LLC - Delayed Draw	9,772	—
Netwrix Corp. - Delayed Draw & Revolver	22,561	6,351
Neuintel, LLC - Delayed Draw	6,400	8,600
PageUp People, Ltd. - Delayed Draw	28,537	30,173
Passport Labs, Inc. - Delayed Draw & Revolver	5,556	8,334
Piano Software, Inc. - Delayed Draw	2,500	—
PrimePay Intermediate, LLC - Delayed Draw	5,298	8,000
PrimeRevenue, Inc. - Delayed Draw & Revolver	6,500	6,500
Project44, Inc. - Delayed Draw	19,861	19,861
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	25,733	29,877
Tango Management Consulting, LLC - Delayed Draw & Revolver	29,045	38,750
TRP Assets, LLC - Delayed Draw	18,000	18,000
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	—	7,778
WideOrbit, Inc. - Revolver	4,756	4,756
Workwell Acquisition Co. - Delayed Draw	5,627	10,000
Total Portfolio Company Commitments (1)(2)	$320,948	$332,074

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

Other Commitments and Contingencies

As of June 30, 2022 and December 31, 2021, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2022 and December 31, 2021, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

In December 2021, the Company issued a total of 2,324,820 shares of common stock, or $42.3 million as settlement for the conversion of $42.8 million principal amount of the 2022 Convertible Notes.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2022 and 2021. All shares issued to stockholders in the tables below are newly issued shares.

	Six Months Ended
	June 30, 2022
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 2, 2021	Base	December 15, 2021	January 14, 2022	233,542
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	65,596
February 17, 2022	Base	March 15, 2022	April 18, 2022	239,376
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	29,459
Total Shares Issued				567,973

	Six Months Ended
	June 30, 2021
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 4, 2020	Base	December 15, 2020	January 15, 2021	211,904
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	24,196
February 17, 2021	Base	March 15, 2021	April 15, 2021	165,400
February 17, 2021	Special	March 25, 2021	April 8, 2021	483,361
May 4, 2021	Base	May 28, 2021	June 30, 2021	30,924
Total Shares Issued				915,785

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

No shares were repurchased during the six months ended June 30, 2022 and 2021.

10. Earnings (Loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings (loss) per common share—basic
Numerator for basic earnings (loss) per share	$(13,525)	$58,354	$27,360	$115,006
Denominator for basic weighted average shares	76,265,661	72,556,471	76,119,681	71,131,732
Earnings (loss) per common share—basic	$(0.18)	$0.80	$0.36	$1.62
Earnings (loss) per common share—diluted
Numerator for increase (decrease) in net assets per share	$(13,525)	$58,354	$27,360	$115,006
Adjustment for interest expense and deferred financing costs on 2022 Convertible Notes, incentive fee and excise tax, net	999	1,427	1,997	2,866
Numerator for diluted earnings (loss) per share	$(12,526)	$59,781	$29,357	$117,872
Denominator for basic weighted average shares	76,265,661	72,556,471	76,119,681	71,131,732
Adjustment for dilutive effect of 2022 Convertible Notes	5,580,973	7,693,056	5,580,973	7,693,056
Denominator for diluted weighted average shares	81,846,634	80,249,527	81,700,654	78,824,788
Earnings (loss) per common share—diluted	$(0.15)	$0.74	$0.36	$1.50

The 2022 Convertible Notes will be convertible into a combination of cash and shares of the Company’s common stock, which can be dilutive to common stockholders. Diluted earnings (loss) per share is the amount of earnings (loss) available to each share of common stock outstanding during the reporting period including any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. Upon adoption of ASU 2020-06 during the period ended March 31, 2021 the Company is required to disclose diluted EPS using the if-converted method. The if-converted method is a method of computing EPS that assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

For the purpose of calculating diluted earnings per common share, the average daily closing price of the Company’s common stock for the three and six months ended June 30, 2022 and 2021, respectively, was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of June 30, 2022 and 2021, respectively. Therefore, for these periods presented in the consolidated financial statements the Company applied the if-converted method for purposes of calculating diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	$0.11
February 17, 2022	Base	March 15, 2022	April 18, 2022	0.41
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	0.04
May 3, 2022	Base	June 15, 2022	July 15, 2022	0.41
Total Dividends Declared				$0.97

	Six Months Ended
	June 30, 2021
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	$0.05
February 17, 2021	Base	March 15, 2021	April 15, 2021	0.41
February 17, 2021	Special	March 25, 2021	April 8, 2021	1.25
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	0.06
May 4, 2021	Base	June 15, 2021	July 15, 2021	0.41
Total Dividends Declared				$2.18

The dividends declared during the six months ended June 30, 2022 and 2021 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2022 and 2021.

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Per Share Data (8)
Net asset value, beginning of period	$16.84	$17.16

Net investment income (1)	1.01	0.84
Net realized and unrealized gain (1)	(0.65)	0.78
Total from operations	0.36	1.62
Issuance of common stock, net of offering costs (2)	0.04	0.25
Dividends declared from net investment income (2)	(0.97)	(2.18)
Total increase/(decrease) in net assets	(0.57)	(0.31)
Net Asset Value, End of Period	$16.27	$16.85
Per share market value at end of period	$18.50	$22.19
Total return based on market value with reinvestment of dividends (3)	-17.06%	18.27%
Total return based on market value (4)	-16.76%	17.45%
Total return based on net asset value (5)	2.38%	10.90%
Shares Outstanding, End of Period	76,339,515	72,649,683
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets (7)	8.65%	11.66%
Ratio of net investment income to average net assets	12.08%	10.03%
Portfolio turnover	31.11%	18.92%
Net assets, end of period	$1,241,959	$1,223,813

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 8.65% and 11.68%, respectively for the six months ended June 30, 2022 and 2021.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2022.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2022, we have originated approximately $22.0 billion aggregate principal amount of investments and retained approximately $8.7 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2022, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 89.0% of our total investments based on fair value, had weighted average annual revenue of $140.0 million and weighted average annual EBITDA of $33.8 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2022, the largest single investment based on fair value represented 3.4% of our total investment portfolio.

As of June 30, 2022, the average investment size in each of our portfolio companies was approximately $27.0 million based on fair value.

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

As of June 30, 2022, the largest industry represented 14.7% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2022, approximately 92.1% of our portfolio was invested in secured debt, including 90.5% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended June 30, 2022, the weighted average term on new investment commitments in new portfolio companies was 5.7 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2022, we had call protection on 81.3% of our debt investments based on fair value, with weighted average call prices of 107.4% for the first year, 104.1% for the second year and 101.2% for the third year, in each case from the date of the initial investment. As of June 30, 2022, 99.2% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $60 billion of assets under management as of June 30, 2022. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 370 investment and operating professionals. As of June 30, 2022, thirty-five (35) of these personnel are dedicated to our business, including twenty-eight (28) investment professionals.

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

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. Subsequent further applications were also made, most recently as June 29, 2022. On July 8, 2022, the SEC issued a notice of the new application providing that an order granting the exemptive relief described in the new application will be granted unless the SEC orders a hearing on or prior to August 2, 2022. Although a notice for a new order has been issued, there can be no assurance when or if the SEC will grant the new order in response to our application, particularly in the event a public hearing is requested or required at the SEC prior to any formal action on our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2022, 99.2% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three months ended June 30, 2022, 5.2% of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of June 30, 2022, our portfolio based on fair value consisted of 90.5% first-lien debt investments, 1.6% second-lien investments, 0.4% mezzanine debt investments, and 7.5% equity and other investments. As of December 31, 2021, our portfolio based on fair value consisted of 91.2% first-lien debt investments, 1.7% second-lien debt investments, 0.7% mezzanine debt investments, and 6.4% equity and other investments.

As of June 30, 2022 and December 31, 2021, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.9% and 10.0%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.9% and 10.2%, respectively.

As of June 30, 2022 and December 31, 2021, we had investments in 94 and 72 portfolio companies, respectively, with an aggregate fair value of $2,536.4 million and $2,521.6 million, respectively.

For the three months ended June 30, 2022, the principal amount of new investments funded was $324.8 million in thirty new portfolio companies and two existing portfolio companies. For this period, we had $212.0 million aggregate principal amount in exits and repayments.

For the three months ended June 30, 2021, the principal amount of new investments funded was $265.2 million in seven new portfolio companies and eight existing portfolio companies. For this period, we had $107.8 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended June 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2022	June 30, 2021
New investment commitments:
Gross originations	$1,569.3	$660.3
Less: Syndications/sell downs	1,190.4	357.2
Total new investment commitments	$378.9	$303.1
Principal amount of investments funded:
First-lien	$267.5	$243.8
Second-lien	—	—
Mezzanine	—	4.0
Equity and other	57.3	17.4
Total	$324.8	$265.2
Principal amount of investments sold or repaid:
First-lien	$211.6	$101.2
Second-lien	—	—
Mezzanine	—	—
Equity and other	0.4	6.6
Total	$212.0	$107.8
Number of new investment commitments in new portfolio companies	30	7
Average new investment commitment amount in new portfolio companies	$12.0	$36.6
Weighted average term for new investment commitments in new portfolio companies (in years)	5.7	4.9
Percentage of new debt investment commitments at floating rates	100.0%	98.2%
Percentage of new debt investment commitments at fixed rates	—	1.8%
Weighted average interest rate of new investment commitments	9.2%	9.2%
Weighted average spread over reference rate of new floating rate investment commitments	7.3%	9.1%
Weighted average interest rate on investments fully sold or paid down	9.1%	9.0%

As of June 30, 2022 and December 31, 2021, our investments consisted of the following:

	June 30, 2022		December 31, 2021
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,295.4	$2,298.7	$2,298.9	$2,265.6
Second-lien debt investments	41.5	42.7	42.7	42.6
Mezzanine debt investments	10.4	7.3	18.6	9.4
Equity and other investments	189.1	162.6	161.4	114.4
Total	$2,536.4	$2,511.3	$2,521.6	$2,432.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,536.2	100.0%	$2,521.4	100.0%
Non-accrual (1)	0.2	0.0	0.2	0.0
Total	$2,536.4	100.0%	$2,521.6	100.0%

	June 30, 2022		December 31, 2021
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,507.9	99.9%	$2,428.6	99.9%
Non-accrual (1)	3.4	0.1	3.4	0.1
Total	$2,511.3	100.0%	$2,432.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted average total yield of debt and income producing securities (1)	10.9%	10.0%
Weighted average interest rate of debt and income producing securities	10.3%	9.5%
Weighted average spread over reference rate of all floating rate investments (2)	9.5%	9.4%

(1)
Weighted average total portfolio yield at fair value was 10.2% at June 30, 2022 and 9.4% at December 31, 2021.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2022 and December 31, 2021. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2022			December 31, 2021
Investment	Investments at			Investments at
Performance	Fair Value		Percentage of	Fair Value		Percentage of
Rating	($ in millions)		Total Portfolio	($ in millions)		Total Portfolio
1	$2,228.4		87.9%	$2,264.8		89.8%
2	274.8		10.8	175.8		7.0
3	33.0		1.3	80.8		3.2
4	—		—	—		—
5	0.2	(1)	0.0	0.2	(1)	0.0
Total	$2,536.4		100.0%	$2,521.6		100.0%

(1)
Includes investments with an amortized cost of $1.5 million for which the fair value as of June 30, 2022 and December 31, 2021 was $0.

Results of Operations

Operating results for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total investment income	$63.9	$62.8	$131.3	$129.0
Less: Net expenses	22.3	35.2	53.7	68.7
Net investment income before income taxes	41.6	27.6	77.6	60.3
Less: Income taxes, including excise taxes	0.8	0.2	1.1	0.6
Net investment income	40.8	27.4	76.5	59.7
Net realized gains (1)	0.4	2.0	14.1	16.6
Net change in unrealized gains (losses) (1)	(54.7)	29.0	(63.2)	38.7
Net increase in net assets resulting from operations	$(13.5)	$58.4	$27.4	$115.0

(1)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest from investments	$61.2	$60.9	$126.6	$123.8
Dividend income	1.1	0.8	1.4	1.8
Other income	1.6	1.1	3.3	3.4
Total investment income	$63.9	$62.8	$131.3	$129.0

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $60.9 million for the three months ended June 30, 2021 to $61.2 million for the three months ended June 30, 2022. The increase in interest from investments was primarily the result of an increase in amendment fees and an increase in interest earned due to an increase in reference rates for the period ended June 30, 2022 compared to the same period in 2021. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, increased from $0.9 million for the three months ended June 30, 2021 to $1.7 million for the three months ended June 30, 2022. Prepayment fees increased from $1.3 million for the three months ended June 30, 2021 to $1.5 million for the three months ended June 30, 2022. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on two portfolio investments, a partial paydown on one portfolio investment, realizations on two portfolio investments, and earning prepayment fees on two portfolio investments during the three months ended June 30, 2021 and from full paydowns on three portfolio investments, partial paydowns on three portfolio investments, a realization of one portfolio investment and earning prepayment fees on one portfolio investment during the three months ended June 30, 2022. Other income increased from $1.1 million for the three months ended June 30, 2021 to $1.6 million for the three months ended June 30, 2022, primarily due to increased amendment fees during the three months ended June 30, 2022 compared to the same period in 2021.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $123.8 million for the six months ended June 30, 2021 to $126.6 million for the six months ended June 30, 2022. The increase in interest from investments was primarily a result of an increase in prepayment fees related to paydowns and increase in interest earned due to an increase in reference rates from the period ended June 30, 2022 compared to the same period in 2021. Accelerated amortization of upfront fees from unscheduled paydowns decreased from $5.5 million for the six months ended June 30, 2021 to $3.4 million for the six months ended June 30, 2022. Prepayment fees increased from $4.7 million for the six months ended June 30, 2021 to $6.6 million for the six months ended June 30, 2022. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on five portfolio investments, partial paydowns on two portfolio investments, realizations on two portfolio investments and earning prepayment fees on five portfolio investments during the six months ended June 30, 2021 and full paydowns on seven portfolio investments, partial paydowns on seven portfolio investments, a partial realization of one portfolio investment, a realization of one portfolio investments and earning prepayment fees on eight portfolio investments during the six months ended June 30, 2022. Other income decreased from $3.4 million for the six months ended June 30, 2021 to $3.3 million for the six months ended June 30, 2022, primarily due to decreased miscellaneous fees earned during the six months ended June 30, 2022 compared to the same period in 2021.

Expenses

Operating expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest	$11.9	$10.2	$21.6	$19.1
Management fees (net of waivers)	9.5	9.3	18.8	18.0
Incentive fees related to pre-incentive fee net investment income	6.7	7.0	14.6	14.8
Incentive fees related to realized/unrealized capital gains	(9.1)	5.6	(7.7)	10.1
Professional fees	1.8	1.7	3.3	3.2
Directors fees	0.2	0.2	0.4	0.4
Other general and administrative	1.3	1.2	2.7	3.1
Net Expenses	$22.3	$35.2	$53.7	$68.7

Interest

Interest expense, including other debt financing expenses, increased from $10.2 million for the three months ended June 30, 2021 to $11.9 million for the three months ended June 30, 2022. This increase was primarily due to an increase in the average interest rate on our debt outstanding which was partially offset by a decrease in the average debt outstanding from $1,282.2 million for the three months ended June 30, 2021 to $1,156.4 million for the three months ended June 30, 2022. The average interest rate on our debt outstanding increased from 2.3% for the three months ended June 30, 2021 to 3.1% for the three months ended June 30, 2022.

Interest expense, including other debt financing expenses, increased from $19.1 million for the six months ended June 30, 2021 to $21.6 million for the six months ended June 30, 2022. This decrease was primarily due to an increase in the average interest rate on our debt outstanding from 2.3% for the six months ended June 30, 2021 to 2.7% for the six months ended June 30, 2022.

Management Fees

Management Fees (gross of waivers) increased from $9.4 million for the three months ended June 30, 2021 to $9.5 million for the three months ended June 30, 2022 due to an increase in average assets for the three months ended June 30, 2022 compared to the same period in 2021. Management Fees (net of waivers) increased from $9.3 million for the three months ended June 30, 2021 to $9.5 million for the three months ended June 30, 2022. The Adviser waived Management Fees of $0.1 million and less than $0.1 million, respectively, for the three months ended June 30, 2021 and 2022 pursuant to the Leverage Waiver.

Management Fees (gross of waivers) increased from $18.2 million for the six months ended June 30, 2021 to $18.8 million for the six months ended June 30, 2022 due to an increase in average assets for the six months ended June 30, 2022 compared to the same period in 2021. Management Fees (net of waivers) increased from $18.0 million for the six months ended June 30, 2021 to $18.8 million for the six months ended June 30, 2022. The Adviser waived Management Fees of $0.1 million and less than $0.1 million, respectively, for the six months ended June 30, 2021 and 2022 pursuant to the Leverage Waiver.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income decreased from $7.0 million for the three months ended June 30, 2021 to $6.7 million for the three months ended June 30, 2022 . This decrease resulted from an increase in interest expense for the three months ended June 30, 2022. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended June 30, 2022 or 2021. For the three months ended June 30, 2022 and 2021, ($9.1) million and $5.6 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income decreased from $14.8 million for the six months ended June 30, 2021 to $14.6 million for the six months ended June 30, 2022. This decrease resulted from an increase in interest expense for the six months ended June 30, 2022. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the six months ended June 30, 2022 or 2021. For the six months ended June 30, 2022 and 2021, ($7.7) million and $10.1 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.7 million for the three months ended June 30, 2021 to $1.8 million for the three months ended June 30, 2022. Other general and administrative expenses increased from $1.2 million for the three months ended June 30, 2021 to $1.3 million for the three months ended June 30, 2022.

Professional fees increased from $3.2 million for the six months ended June 30, 2021 to $3.3 million for the six months ended June 30, 2022. Other general and administrative expenses decreased from $3.1 million for the six months ended June 30, 2021 to $2.7 million for the six months ended June 30, 2022 primarily due to lower administrative services payable to the adviser.

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

For the three and six months ended June 30, 2022, we recorded a net expense of $0.8 million and $1.1 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2021, we recorded a net expense of $0.2 million and $0.6 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized gains on investments	$0.4	$2.0	$14.1	$16.6
Net realized gains (losses) on foreign currency transactions	(0.0)	0.0	(0.0)	0.0
Net realized gains (losses) on foreign currency investments	0.0	(0.0)	0.1	(0.0)
Net realized gains (losses) on foreign currency borrowings	0.0	(0.0)	(0.1)	(0.0)
Net Realized Gains (Losses)	$0.4	$2.0	$14.1	$16.6

Change in unrealized gains on investments	$5.8	$38.4	$22.5	$64.9
Change in unrealized losses on investments	(66.6)	(8.4)	(87.0)	(23.5)
Net Change in Unrealized Gains (Losses) on Investments	$(60.8)	$30.0	$(64.5)	$41.4
Unrealized gains on foreign currency borrowings	7.7	0.4	5.9	0.6
Unrealized losses on foreign currency cash	(0.0)	—	(0.0)	—
Unrealized losses on interest rate swaps	(1.6)	(1.4)	(4.6)	(3.3)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$6.1	$(1.0)	$1.3	$(2.7)

Net Change in Unrealized Gains (Losses)	$(54.7)	$29.0	$(63.2)	$38.7

For the three and six months ended June 30, 2022, we had net realized gains on investments of $0.4 million and $14.1 million, respectively, primarily driven by one investment and one investment, respectively. For the three and six months ended June 30, 2022, we had net realized losses of less than $0.1 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2022, we had net realized gains of less than $0.1 million and $0.1 million, respectively, on foreign currency investments. For the three months ended June 30, 2022, we had net realized gains of less than $0.1 million on foreign currency borrowings and for the six months ended June 30, 2022 we had net realized losses of $0.1 million on foreign currency borrowings. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended June 30, 2022, we had $5.8 million in unrealized gains on 6 portfolio company investments, which was offset by $66.6 million in unrealized losses on 90 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, and also lesser impacts from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments. For the six months ended June 30, 2022, we had $22.5 million in unrealized gains on 9 portfolio company investments, which was offset by $87.0 million in unrealized losses on 91 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, and also lesser impacts from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments.

For the three and six months ended June 30, 2022, we had unrealized gains on foreign currency borrowings of $7.7 million and $5.9 million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR and GBP exchange rates. For the three and six months ended June 30, 2022, we had unrealized losses on foreign currency cash of less than $0.1 million.

For the three and six months ended June 30, 2022, we had unrealized losses on interest rate swaps of $1.6 million and $4.6 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

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

For the three and six months ended June 30, 2021, we had unrealized gains on foreign currency borrowings of $0.4 million and $0.6 million, respectively, as a result of fluctuations in the AUD, CAD and EUR exchange rates. For the three and six months ended June 30, 2021, we had unrealized losses on interest rate swaps of $1.4 million and $3.3 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2022 weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 18.4% (based on total capital invested of $6.3 billion and total proceeds from these exited investments of $7.9 billion). Ninety-two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

For the three and six months ended June 30, 2022, we incurred $7.7 million and $5.9 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and six months ended June 30, 2022 and 2021.

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

See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2022. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of June 30, 2022 and December 31, 2021, our asset coverage ratio was 194.3% and 205.4%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2022, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2022, we had approximately $1.2 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of June 30, 2022, we had $27.2 million in cash and cash equivalents, including $21.4 million of restricted cash, an increase of $11.2 million from December 31, 2021. During the six months ended June 30, 2022, cash used in operating activities was $34.7 million, primarily attributable to funding portfolio investments of $438.4 million, and other operating activity of $13.2 million which was partially offset by repayments and proceeds from investments of $389.5 million and an increase in net assets resulting from operations of $27.4 million. Cash provided by financing activities was $45.9 million during the period due to borrowings of $498.7 million, which was partially offset by paydowns on our Revolving Credit Facility of $387.6 million, dividends paid of $60.9 million, and deferred financing costs of $4.3 million.

As of June 30, 2022, we had $19.1 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $4.7 million from December 31, 2021 primarily due to a decrease in the fair value of our swaps.

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

In December 2021, we issued a total of 2,324,820 shares of common stock, or $42.3 million as settlement for the conversion of $42.8 million principal amount of the 2022 Convertible Notes.

During the six months ended June 30, 2022 and 2021, we also issued 567,973 and 915,785 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $12.6 million and $19.0 million, respectively. On July15, 2022, we issued 294,337 shares of our common stock through our dividend reinvestment plan for proceeds of $5.2 million, which is not reflected in the number of shares issued for the six months ended June 30, 2022 in this section or the consolidated financial statements for the three and six months ended June 30, 2022.

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

No shares were repurchased during the six months ended June 30, 2022 and 2021.

Debt

Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,585.0	$421.7	$1,163.3	$407.0
2022 Convertible Notes	100.0	100.0	—	100.0
2023 Notes	150.0	150.0	—	149.6
2024 Notes	347.5	347.5	—	331.7
2026 Notes	300.0	300.0	—	266.7
Total Debt	$2,482.5	$1,319.2	$1,163.3	$1,255.0

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $14.7 million, $0.1 million, $0.4 million, $3.3 million and $4.7 million, respectively.
(3)
The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental ($12.5) million and ($28.6) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

As of June 30, 2022 and December 31, 2021, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

Pursuant to the Twelfth Amendment, with respect to $1.510 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended to April 24, 2026 and the stated maturity date was extended to April 23, 2027. For the remaining $75.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025 and (B) with respect to $50.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026.

Pursuant to an amendment to the Revolving Credit Facility dated as of May 19, 2022 (the “Thirteenth Amendment”), certain non-substantive administrative and operational elements were updated.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2022, we had outstanding debt denominated in Australian Dollars (AUD) of 59.0 million, British pounds (GBP) of 4.7 million, Canadian Dollars (CAD) of 111.5 million, and Euro (EUR) of 9.6 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of June 30, 2022 we had less than $0.1 million letters of credit issued through the Revolving Credit Facility and as of December 31, 2021, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

2022 Convertible Notes

In February 2017, we issued in a private offering $115.0 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes are unsecured, and bear interest at a rate of 4.50% per year, payable semiannually. In June 2018, we issued in a registered public offering an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and are fungible with and are part of a single series with the previously outstanding $115.0 million aggregate principal amount of our 2022 Convertible Notes issued in February 2017. The 2022 Convertible Notes will mature on August 1, 2022. The 2022 Convertible Notes will be convertible into a combination of cash and shares of our common stock, at our election. As of June 30, 2022, the estimated adjusted conversion price was approximately $17.92 per share of common stock. In connection with the offering of 2022 Convertible Notes in February 2017 and the reopening in June 2018, we entered into interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swaps matches the amount of principal outstanding, and matures on August 1, 2022, matching the maturity date of the 2022 Convertible Notes.

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

The indenture governing the 2022 Convertible Notes contains certain covenants, including covenants requiring us to comply with the applicable asset coverage ratio requirement under the 1940 Act and to provide financial information to the holders of the 2022 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the indenture governing the 2022 Convertible Notes. As of June 30, 2022, we were in compliance with the terms of the indenture governing the 2022 Convertible Notes.

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

The average daily closing price of our common stock for the six months ended June 30, 2022 was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of June 30, 2022.

On August 1, 2022, the 2022 Convertible Notes matured in accordance with the governing indenture. Holders of $79.2 million aggregate principal amount of notes provided valid notice of conversion and were subject to the combination settlement method previously elected by us. In accordance with the settlement method, we issued a total of 4,360,125 shares of common stock, or $78.1 million at the adjusted conversion price per share of $17.92. The remaining balance of the notes that were not converted into newly issued shares of common stock were settled with existing cash resources, including through utilization of our Revolving Credit Facility. The interest rate swaps associated with the principal amount of the notes outstanding were terminated on the date of maturity of the 2022 Convertible Notes.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2022 and December 31, 2021, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2022	December 31, 2021
Alpha Midco, Inc. - Delayed Draw	$2.3	$4.4
American Achievement, Corp. - Revolver	2.4	2.4
ASG II, LLC - Delayed Draw	8.5	—
AvidXchange, Inc. - Delayed Draw	0.8	1.0
Axonify, Inc. - Delayed Draw	8.0	6.9
Bayshore Intermediate #2, L.P. - Revolver	2.4	2.4
BCTO Ace Purchaser, Inc. - Delayed Draw	10.3	—
Bear OpCo, LLC - Delayed Draw	3.3	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	—	12.5
BlueSnap, Inc. - Delayed Draw & Revolver	12.5	12.5
CrunchTime Information Systems, Inc. - Delayed Draw	7.1	—
Clinicient, Inc. - Revolver	—	1.6
DaySmart Holdings, LLC - Delayed Draw	—	4.6
Destiny Solutions Parent Holding Company - Delayed Draw	—	6.5
Dye & Durham Corp. - Delayed Draw & Revolver	7.7	7.9
Elysian Finco Ltd. - Delayed Draw & Revolver	7.9	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	15.8	16.7
EMS Linq, Inc. - Revolver	8.8	8.8
ExtraHop Networks, Inc. - Delayed Draw	20.8	24.4
ForeScout Technologies, Inc. - Revolver	0.2	0.5
G Treasury SS, LLC - Delayed Draw	2.6	6.9
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IntelePeer Holdings, Inc. - Delayed Draw	—	2.6
IRGSE Holding Corp. - Revolver	0.2	0.7
Kyriba Corp. - Revolver	0.0	0.0
Lithium Technologies, LLC - Revolver	2.0	2.0
Lucidworks, Inc. - Delayed Draw & Revolver	0.8	3.3
Murchison Oil and Gas, LLC - Delayed Draw	9.8	—
Netwrix Corp. - Delayed Draw & Revolver	22.6	6.4
Neuintel, LLC - Delayed Draw	6.4	8.6
PageUp People, Ltd. - Delayed Draw	28.5	30.2
Passport Labs, Inc. - Delayed Draw & Revolver	5.6	8.3
Piano Software, Inc. - Delayed Draw	2.5	—
PrimePay Intermediate, LLC - Delayed Draw	5.3	8.0
PrimeRevenue, Inc. - Delayed Draw & Revolver	6.5	6.5
Project44, Inc. - Delayed Draw	19.9	19.9
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	25.7	29.9
Tango Management Consulting, LLC - Delayed Draw & Revolver	29.0	38.8
TRP Assets, LLC - Delayed Draw	18.0	18.0
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	—	7.8
WideOrbit, Inc. - Revolver	4.8	4.8
Workwell Acquisition Co. - Delayed Draw	5.6	10.0
Total Portfolio Company Commitments (1)(2)	$320.9	$332.1

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

Other Commitments and Contingencies

As of June 30, 2022 and December 31, 2021, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2022 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$421.7	$—	$—	$421.7	$—
2022 Convertible Notes	100.0	100.0	—	—	—
2023 Notes	150.0	150.0	—	—	—
2024 Notes	347.5	—	347.5	—	—
2026 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,319.2	$250.0	$347.5	$721.7	$—

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

As of June 30, 2022, 99.2% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of June 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$72.0	$39.6	$32.4
Up 200 basis points	$48.0	$26.4	$21.6
Up 100 basis points	$24.0	$13.2	$10.8
Down 25 basis points	$(5.9)	$(3.3)	$(2.6)
Down 50 basis points	$(11.8)	$(6.6)	$(5.2)

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

Sixth Street and its affiliates will refer all middle-market loan origination activities for companies domiciled in the United States to us and conduct those activities through us. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for us to pursue a particular investment opportunity allocated to us. However, the Adviser, its officers and employees and members of its Investment Review Committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholder.

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

On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC, which was most recently amended on June 29, 2022, in order to better align our existing co-investment relief with more recent SEC exemptive orders, including flexibility to allow certain private funds affiliated with us to participate in “follow-on” investments in issuers in which the we are invested, but such private affiliated funds are not invested. On July 8, 2022, the SEC issued a notice of the new application providing that an order granting the exemptive relief described in the new application will be granted unless the SEC orders a hearing on or prior to August 2, 2022. Although a notice for a new order has been issued, there can be no assurance when or if the SEC will grant the new order in response to our application, particularly in the event a public hearing is requested or required at the SEC prior to any formal action on our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order. In the event the new order is ultimately granted, among other changes relative to our prior order, we will have greater flexibility to participate in co-investment transactions with certain proprietary accounts that are majority-owned by our Adviser or its affiliates, to participate in “follow-on” investments in so-called “pre-boarding” investments in which we or an affiliated fund acquired a prior position not in reliance on the SEC exemptive order, and to participate in certain “follow-on” investments and pro rata distributions of existing co-investment positions without seeking approval by a majority of our Independent Directors. If the new order is ultimately granted, our Board will establish certain criteria to describe the characteristics of potential co-investment transactions in which we are permitted to participate and regarding which the Adviser should be notified.

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

On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC, which was most recently amended on June 29, 2022, in order to better align our existing co-investment relief with more recent SEC exemptive orders, including flexibility to allow certain private funds affiliated with us to participate in “follow-on” investments in issuers in which the we are invested, but such private affiliated funds are not invested. On July 8, 2022, the SEC issued a notice of the new application providing that an order granting the exemptive relief described in the new application will be granted unless the SEC orders a hearing on or prior to August 2, 2022. Although a notice for a new order has been issued, there can be no assurance when or if the SEC will grant the new order in response to our application, particularly in the event a public hearing is requested or required at the SEC prior to any formal action on our application. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order. In the event the new order is ultimately granted, among other changes relative to our prior order, we will have greater flexibility to participate in co-investment transactions with certain proprietary accounts that are majority-owned by our Adviser or its affiliates, to participate in “follow-on” investments in so-called “pre-boarding” investments in which we or an affiliated fund acquired a prior position not in reliance on the SEC exemptive order, and to participate in certain “follow-on” investments and pro rata distributions of existing co-investment positions without seeking approval by a majority of our Independent Directors. If the new order is ultimately granted, our Board will establish certain criteria to describe the characteristics of potential co-investment transactions in which we are permitted to participate and regarding which the Adviser should be notified. Until such time a new order is granted, we will continue to operate under the terms of our current exemptive order.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 26, 2022, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 26, 2023. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of June 30, 2022, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of June 30, 2022, we had $1,319.2 million of outstanding indebtedness, which had an annualized interest cost of 3.14% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes. As of June 30, 2022, as adjusted to give effect to the interest rate swaps, the interest rate on the 2022 Convertible Notes was three-month LIBOR plus 2.11% (on a weighted-average basis) and the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 1.6%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of June 30, 2022

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-24.1%	-13.7%	-3.3%	7.1%	17.4%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of June 30, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2022.
(2)
In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at June 30, 2022 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 3.1% by the approximately $1,319.2 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at June 30, 2022 to determine the “Corresponding return to stockholder.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 1, 2022, the 2022 Convertible Notes matured in accordance with the governing indenture. Holders of $79.2 million aggregate principal amount of notes provided valid notice of conversion and were subject to the combination settlement method previously elected by the Company. In accordance with the settlement method, the Company issued a total of 4,360,125 shares of common stock, or $78.1 million at the adjusted conversion price per share of $17.92. The remaining balance of the notes that were not converted into newly issued shares of common stock were settled with existing cash resources, including through utilization of the Company’s Revolving Credit Facility. The interest rate swaps associated with the principal amount of the notes outstanding were terminated on the date of maturity of the 2022 Convertible Notes.

Item 6. Exhibits.

(a)
Exhibits.

10.1

Twelfth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 25, 2022, among Sixth Street Specialty Lending, Inc. as Borrower, the Lenders party therto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2022)

10.2

Thirteenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 19, 2022, among Sixth Street Specialty Lending, Inc. as Borrower, the Lenders party therto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: August 2, 2022	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: August 2, 2022	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer