Form 10-Q
period 2022-09-30
Sixth Street Specialty Lending, Inc.
filed 2022-11-01
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at November 1, 2022 was 80,983,301.

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
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2022, filed with the SEC on August 2, 2022 and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,727,409 and $2,354,984, respectively)	$2,735,794	$2,434,797
Non-controlled, affiliated investments (amortized cost of $0 and $12,666, respectively)	—	27,017
Controlled, affiliated investments (amortized cost of $65,364 and $64,362, respectively)	70,269	59,779
Total investments at fair value (amortized cost of $2,792,773 and $2,432,012, respectively)	2,806,063	2,521,593
Cash and cash equivalents (restricted cash of $15,627 and $14,399, respectively)	30,280	15,967
Interest receivable	19,830	10,775
Prepaid expenses and other assets	3,548	3,522
Total Assets	$2,859,721	$2,551,857
Liabilities
Debt (net of deferred financing costs of $19,136 and $19,147, respectively)	$1,457,048	$1,185,964
Management fees payable to affiliate	10,141	9,380
Incentive fees on net investment income payable to affiliate	7,882	9,789
Incentive fees on net capital gains accrued to affiliate	7,207	14,928
Dividends payable	—	30,926
Other payables to affiliate	4,430	3,149
Other liabilities	44,961	21,873
Total Liabilities	1,531,669	1,276,009
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 81,647,551 and 76,067,586 shares issued, respectively; and 81,170,965 and 75,771,542 shares outstanding, respectively	816	761
Additional paid-in capital	1,290,161	1,189,275
Treasury stock at cost; 476,586 and 296,044 shares held, respectively	(7,291)	(4,291)
Distributable earnings	44,366	90,103
Total Net Assets	1,328,052	1,275,848
Total Liabilities and Net Assets	$2,859,721	$2,551,857
Net Asset Value Per Share	$16.36	$16.84

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$73,769	$67,369	$198,047	$188,852
Dividend income	3	804	1,361	2,081
Other income	2,741	1,777	6,091	5,191
Total investment income from non-controlled, non-affiliated investments	76,513	69,950	205,499	196,124
Investment income from non-controlled, affiliated investments:
Interest from investments	—	210	133	630
Dividend income	—	—	—	545
Total investment income from non-controlled, affiliated investments	—	210	133	1,175
Investment income from controlled, affiliated investments:
Interest from investments	1,325	1,038	3,520	2,963
Other income	1	2	3	7
Total investment income from controlled, affiliated investments	1,326	1,040	3,523	2,970
Total Investment Income	77,839	71,200	209,155	200,269
Expenses
Interest	18,851	9,856	40,416	28,999
Management fees	10,330	9,545	29,148	27,701
Incentive fees on net investment income	7,882	8,466	22,483	23,273
Incentive fees on net capital gains	(22)	3,444	(7,720)	13,548
Professional fees	2,002	1,626	5,300	4,806
Directors’ fees	181	180	546	548
Other general and administrative	1,268	1,569	4,013	4,688
Total expenses	40,492	34,686	94,186	103,563
Management fees waived (Note 3)	(189)	(60)	(201)	(190)
Net Expenses	40,303	34,626	93,985	103,373
Net Investment Income Before Income Taxes	37,536	36,574	115,170	96,896
Income taxes, including excise taxes	356	104	1,456	729
Net Investment Income	37,180	36,470	113,714	96,167
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(9,080)	7,674	(71,428)	43,111
Non-controlled, affiliated investments	—	4,115	(14,350)	10,206
Controlled, affiliated investments	(2,686)	15,048	9,488	14,916
Translation of other assets and liabilities in foreign currencies	9,223	3,711	15,095	4,289
Interest rate swaps	(2,591)	(1,502)	(7,184)	(4,775)
Total net change in unrealized gains (losses)	(5,134)	29,046	(68,379)	67,747
Realized gains (losses):
Non-controlled, non-affiliated investments	278	(10,512)	708	6,129
Non-controlled, affiliated investments	—	—	13,673	(33)
Controlled, affiliated investments	55	—	55	—
Interest rate swaps	2,251	—	2,251	—
Foreign currency transactions	(199)	(48)	(231)	(48)
Total net realized gains (losses)	2,385	(10,560)	16,456	6,048
Total Net Unrealized and Realized Gains (Losses)	(2,749)	18,486	(51,923)	73,795
Increase in Net Assets Resulting from Operations	$34,431	$54,956	$61,791	$169,962
Earnings per common share—basic	$0.43	$0.75	$0.80	$2.37
Weighted average shares of common stock outstanding—basic	79,476,419	72,808,730	77,250,889	71,696,874
Earnings per common share—diluted	$—	$0.70	$—	$2.19
Weighted average shares of common stock outstanding—diluted	—	80,515,411	—	79,403,555

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Carlstar Group, LLC (3)	First-lien loan ($34,000 par, due 7/2027)	7/8/2022	SOFR + 6.60%	9.25%	$33,125	$33,256	2.5%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 73,687 par, due 10/2025)	7/6/2018	C + 4.75%	8.70%	55,562	54,164 (CAD 74,424)	4.1%
Alpha Midco, Inc. (3)(5)	First-lien loan ($68,788 par, due 8/2025)	8/15/2019	SOFR + 7.50%	11.17%	67,823	69,485	5.2%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 32,772 par, due 12/2027)	12/3/2021	C + 5.75%	9.95%	25,011	23,778 (CAD 32,672)	1.8%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($56,066 par, due 7/2027)	7/22/2021	L + 7.50%	11.17%	54,881	54,384	4.0%
ForeScout Technologies, Inc. (3)	First-lien loan ($6,349 par, due 8/2026)	8/17/2020	L + 9.50%	13.17% (incl. 9.50% PIK)	6,247	6,263	0.5%
	First-lien loan ($2,548 par, due 8/2026)	7/1/2022	L + 9.00%	12.67% (incl. 9.00% PIK)	2,475	2,453	0.2%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,865 par, due 12/2026)	12/20/2021	L + 6.50%	10.07%	17,457	17,284	1.3%
Mitnick Corporate Purchaser, Inc. (3)(10)	First-lien loan ($333 par, due 5/2029)	5/2/2022	SOFR + 4.85%	7.39%	334	314	0.0%
Netwrix Corp. (3)	First-lien loan ($47,130 par, due 6/2029)	6/9/2022	SOFR + 5.00%	7.92%	31,211	30,697	2.3%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($60,497 par, due 10/2026)	10/8/2020	SOFR + 7.25%	10.80%	59,366	60,346	4.5%
TIBCO Software Inc. (10)	First-lien note ($13,000 par, due 3/2029)	9/20/2022	6.50%	6.50%	10,863	11,046	0.8%
	First-lien loan ($12,000 par, due 3/2029) (3)	9/20/2022	SOFR + 4.50%	8.15%	10,920	11,087	0.8%
WideOrbit, Inc. (3)	First-lien loan ($35,655 par, due 7/2025)	7/8/2020	L + 8.50%	11.62%	35,291	36,457	2.7%
					377,441	377,758	28.2%
Chemicals
Erling Lux Bidco Sarl (3)(4)	First-lien loan (EUR 3,660 par, due 9/2028)	9/6/2022	E + 6.75%	7.46%	3,586	3,505 (EUR 3,578)	0.3%
	First-lien loan (GBP 3,538 par, due 9/2028)	9/6/2022	S + 6.75%	8.94%	3,564	3,449 (GBP 3,090)	0.3%
					7,150	6,954	0.6%
Communications
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,738 par, due 11/2026)	11/19/2021	L + 7.00%	10.67%	33,803	33,435	2.5%
IntelePeer Holdings, Inc.	First-lien loan ($34,956 par, due 12/2024) (3)	12/2/2019	L + 8.25%	11.37%	34,907	34,257	2.6%
	Convertible note ($4,314 par, due 5/2028)	5/12/2021	6.00%	6.00% PIK	4,281	4,239	0.3%
					72,991	71,931	5.4%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,479 par, due 10/2029)	10/25/2021	L + 8.88%	11.99%	42,725	41,197	3.1%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($60,000 par, due 6/2026)	6/8/2021	L + 5.75%	8.87%	58,983	58,200	4.4%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	L + 6.25%	9.37%	55,057	53,616	4.0%
Frontline Technologies Group, LLC (3)	First-lien loan ($85,389 par, due 9/2023)	9/18/2017	L + 5.25%	11.00%	85,259	85,389	6.4%
					242,024	238,402	17.9%
Financial Services
AvidXchange, Inc. (3)(5)	First-lien loan ($11,460 par, due 4/2024)	10/1/2019	L + 9.00%	12.69%	11,408	11,460	0.9%
Bear OpCo, LLC (3)(5)	First-lien loan ($19,874 par, due 10/2024)	10/10/2019	SOFR + 7.65%	10.68%	19,629	19,874	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($42,000 par, due 10/2024)	10/25/2019	L + 6.75%	10.42%	41,598	41,881	3.2%
G Treasury SS, LLC (3)(5)	First-lien loan ($64,271 par, due 4/2023)	4/9/2018	L + 8.25%	11.92%	63,957	64,603	4.9%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,530 par, due 5/2027)	5/28/2021	L + 5.00%	8.07%	1,414	1,530	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($13,569 par, due 5/2028)	5/28/2021	L + 8.25%	11.32% PIK	13,317	13,162	1.0%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($27,188 par, due 6/2026)	6/21/2021	L + 5.50%	8.38%	26,746	26,576	2.0%
Kyriba Corp.(3)	First-lien loan ($18,628 par, due 4/2025)	4/9/2019	L + 9.00%	12.67% (incl. 9.00% PIK)	18,429	18,721	1.4%
	First-lien loan (EUR 9,704 par, due 4/2025)	4/9/2019	E + 9.00%	10.19% (incl 9.00% PIK)	10,759	9,554 (EUR 9,752)	0.7%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	10.92%	1,392	1,418	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	8.44%	372	329 (EUR 336)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($23,142 par, due 4/2026)	4/28/2021	L + 8.25%	11.11% (incl. 4.125% PIK)	22,906	22,541	1.7%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 7.00%	10.12%	22,416	22,579	1.7%
TradingScreen, Inc. (3)(5)	First-lien loan ($44,775 par, due 4/2027)	4/30/2021	L + 6.25%	9.06%	43,706	43,768	3.3%
					298,049	297,996	22.5%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($61,585 par, due 11/2026)	11/23/2020	SOFR + 7.50%	10.60%	60,398	60,507	4.6%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,956	4,975	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,586	3,741	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	5,660	0.4%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	8.72%	63,664	62,888	4.7%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($46,624 par, due 10/2024)	6/30/2017	L + 7.50%	10.62%	45,805	46,624	3.5%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	10.81%	67,833	66,773	5.0%
					248,844	251,168	18.9%
Hotel, Gaming and Leisure

ASG II, LLC (3)(5)	First-lien loan ($56,522 par, due 5/2028)	5/25/2022	SOFR + 6.65%	9.37%	55,033	54,409	4.1%
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2023)	9/29/2015	L + 9.50%	13.17%	28,594	29,958	2.3%
	First-lien revolving loan ($14,827 par, due 6/2023)	9/29/2015	L + 9.50%	13.14%	14,828	14,672	1.1%
					98,455	99,039	7.5%

Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($46,088 par, due 5/2026)	5/5/2021	L + 7.50%	10.24%	45,113	45,024	3.4%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($16,785 par, due 1/2028)	1/31/2022	SOFR + 6.65%	9.64%	16,282	16,489	1.2%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 40,000 par, due 12/2026)	12/6/2021	B + 6.50%	9.56%	27,554	24,503 (AUD 38,110)	1.8%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 15,982 par, due 12/2025)	1/11/2018	B + 5.50%	8.56%	11,794	9,259 (AUD 14,401)	0.7%
	First-lien loan (GBP 4,723 par, due 12/2025)	10/28/2021	S + 5.50%	7.32%	6,501	5,128 (GBP 4,593)	0.4%
	First-lien loan ($12,989 par, due 12/2025)	10/28/2021	L + 5.50%	9.17%	12,974	12,632	1.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($68,950 par, due 5/2024)	5/3/2019	L + 5.50%	9.17%	68,270	67,743	5.1%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($29,500 par, due 12/2026)	12/17/2021	L + 7.00%	9.88%	28,496	28,394	2.1%
Modern Hire, Inc. (3)(5)	First-lien loan ($29,068 par, due 5/2024)	5/15/2019	L + 7.00%	10.12%	28,769	29,432	2.2%
Workwell Acquisition Co. (3)(5)	First-lien loan ($23,951 par, due 10/2025)	10/19/2020	SOFR + 7.35%	10.55%	23,550	23,581	1.8%
					269,303	262,185	19.7%
Internet Services
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($31,256 par, due 10/2028)	10/1/2021	L + 7.75%	10.43% PIK	30,633	30,078	2.3%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($53,255 par, due 6/2028)	6/17/2022	SOFR + 6.00%	9.02%	52,047	51,595	3.9%
EDB Parent, LLC (3)(5)	First-lien loan ($53,988 par, due 7/2028)	7/7/2022	SOFR + 6.00%	9.11%	52,597	52,504	4.0%
Higher Logic, LLC (3)(5)	First-lien loan ($56,181 par, due 1/2024)	6/18/2018	L + 7.25%	10.93%	55,852	56,040	4.2%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($26,690 par, due 7/2028)	7/12/2022	SOFR + 6.50%	11.05%	25,783	25,639	1.9%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 1/2024)	10/3/2017	SOFR + 8.00%	10.53%	54,636	53,606	4.0%
	First-lien revolving loan ($1,320 par, due 10/2022)	10/3/2017	SOFR + 8.00%	10.53%	1,319	1,254	0.1%
Lucidworks, Inc. (3)(5)	First-lien loan ($8,188 par, due 2/2027)	2/11/2022	SOFR + 7.50%	10.53% (incl. 3.50% PIK)	8,188	8,030	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($51,442 par, due 2/2026)	2/25/2021	SOFR + 7.10%	10.13%	50,526	50,156	3.8%
					331,581	328,902	24.8%
Marketing Services
Acoustic, L.P. (3)	First-lien note ($33,330 par, due 6/2024)	12/17/2019	L + 7.00%	9.81%	32,681	32,913	2.5%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($19,500 par, due 4/2027)	4/25/2022	SOFR + 6.50%	9.01%	19,118	18,866	1.4%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (3)	First-lien loan ($26,873 par, due 6/2026)	6/30/2022	SOFR + 8.50%	12.20%	26,307	26,323	2.0%
TRP Assets, LLC (3)	First-lien loan ($46,364 par, due 12/2025)	12/3/2021	SOFR + 7.76%	11.31%	45,546	46,664	3.5%
					71,853	72,987	5.5%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($40,455 par, due 3/2026)	3/31/2021	SOFR + 6.60%	9.63%	39,710	39,545	3.0%
Pharmaceuticals
Biohaven Pharmaceuticals, Inc. (3)(4)	First-lien loan ($42,613 par, due 8/2025)	8/7/2020	L + 9.00%	12.67%	41,864	45,169	3.4%
	First-lien loan ($35,689 par, due 9/2026)	9/30/2021	L + 8.25%	11.92%	35,011	41,043	3.1%
TherapeuticsMD, Inc. (3)(4)	First-lien loan ($13,797 par, due 10/2022)	4/24/2019	L + 7.75%	11.42%	13,673	13,659	1.0%
					90,548	99,871	7.5%

Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	11.67%	24,762	25,000	1.9%
American Achievement, Corp. (3)	First-lien loan ($26,566 par, due 9/2026)	9/30/2015	L + 6.25%	8.82% (incl. 8.32% PIK)	25,710	20,257	1.5%
	First-lien loan ($1,364 par, due 9/2026) (15)	6/10/2021	L + 14.00%	16.57% (incl. 16.07% PIK)	1,364	82	0.0%
	Subordinated note ($4,740 par, due 9/2026) (15)	3/16/2021	L + 1.00%	3.28% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)	ABL FILO term loan ($55,000 par, due 8/2027)	9/2/2022	SOFR + 7.90%	10.87%	53,646	53,625	4.0%
Cordance Operations, LLC (3)	First-lien loan ($26,087 par, due 7/2028)	7/25/2022	SOFR + 8.50%	11.80%	25,310	25,141	1.9%
Moran Foods, LLC (3)	ABL FILO term loan ($32,267 par, due 4/2024)	4/1/2020	L + 7.50%	11.17%	31,997	32,186	2.4%
Neuintel, LLC (3)(5)	First-lien loan ($55,300 par, due 12/2026)	12/20/2021	L + 6.25%	9.07%	54,263	53,365	4.0%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($74,063 par, due 5/2026)	11/8/2021	L + 8.00%	10.81%	72,828	73,877	5.6%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($42,736 par, due 12/2027)	12/1/2021	L + 6.75%	9.03%	41,769	40,749	3.1%
					332,194	324,353	24.4%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	L + 6.25%	8.19%	33,988	33,626	2.5%
Total Debt Investments					2,599,055	2,589,752	194.8%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(11)(13)	Common Shares (126,968 shares)	12/3/2021			3,909	1,688 (CAD 2,322)	0.1%
Mitnick TA Aggregator, LP (12)(13)(14)	Membership Interest (0.29% ownership)	5/2/2022			5,243	5,243	0.4%
ReliaQuest, LLC (12)(13)(14)	Class A-1 Units (570,263 units)	11/23/2021			1,126	1,363	0.1%
Sprinklr, Inc. (11)(12)	Common Shares (484,700 shares)	6/24/2021			4,180	4,469	0.3%
WideOrbit, Inc. (12)	1,567,807 Warrants	7/8/2020			327	2,482	0.2%
					14,785	15,245	1.1%
Communications

Celtra Technologies, Inc. (12)(13)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (12)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	2,829	0.2%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	2,925	0.2%
	280,000 Warrants	2/28/2020			183	193	0.0%
	106,592 Warrants	4/8/2021			—	11	0.0%
					6,174	7,208	0.5%
Education
Astra 2L Holdings II LLC (12)(13)	Membership Interest (10.17% ownership)	1/13/2022			3,255	2,620	0.2%
EMS Linq, Inc. (12)(13)	Class B Units (5,522,526 units)	12/22/2021			5,523	4,763	0.3%
RMCF IV CIV XXXV, LP. (12)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,190	0.1%
					9,778	8,573	0.6%
Financial Services
AvidXchange, Inc. (11)(12)(13)	Common Shares (200,721 shares)	10/15/2021			1,022	1,690	0.1%
Newport Parent Holdings, LP (12)	Class A-2 Units (131,569 units)	12/10/2020			4,177	4,386	0.3%
Oxford Square Capital Corp. (4)(11)	Common Shares (1,620 shares)	8/5/2015			6	5	0.0%
Passport Labs, Inc. (12)	17,534 Warrants	4/28/2021			192	92	0.0%
TradingScreen, Inc. (12)(14)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					5,997	6,773	0.4%
Healthcare
Caris Life Sciences, Inc. (12)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	1,300	0.1%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	8,568	0.6%
	633,376 Warrants	9/21/2018			192	1,151	0.1%
	569,991 Warrants	4/2/2020			250	888	0.1%
Merative L.P. (12)(13)(14)	989,691 Class A-1 Units	6/30/2022			9,897	9,897	0.7%
					21,389	21,804	1.6%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(12)	Class A Units (33,790,171 units)	12/21/2018			21,842	25,596	1.9%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	25,639	1.9%
Human Resource Support Services
Axonify, Inc. (4)(12)(14)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,262	0.3%
ClearCompany, LLC (12)(14)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	4,788	0.4%
DaySmart Holdings, LLC (12)(14)	Class A Units (166,811 units)	10/1/2019			1,347	1,845	0.1%
Employment Hero Holdings Pty Ltd. (4)(12)(13)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	1,929 (AUD 3,000)	0.1%
					9,275	12,824	0.9%
Internet Services
Bayshore Intermediate #2, L.P. (12)(13)(14)	Common Units (12,330,709 units)	10/1/2021			12,331	12,331	0.9%
Lucidworks, Inc. (12)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	842	0.1%
Piano Software, Inc. (12)(13)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
					16,131	16,173	1.2%
Marketing Services
Validity, Inc. (12)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	11,520	0.9%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)(14)	13,355 Preferred Units	6/30/2022			13,355	13,355	1.0%
TRP Assets, LLC (12)(13)(14)	Partnership Interest (1.89% ownership)	8/25/2022			8,058	8,058	0.6%
					21,413	21,413	1.6%
Pharmaceuticals
TherapeuticsMD, Inc. (12)(13)	759,317 Warrants	8/5/2020			1,326	402	0.0%
Retail and Consumer Products
American Achievement, Corp. (12)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (10)	Trust Certificates (132,928 Certificates)	12/7/2020			-	798	0.1%
	Trust Certificates (996,958 Certificates)	1/30/2021			4,148	13,309	1.0%
Neuintel, LLC (12)(13)(14)	Class A Units (1,176,494 units)	12/21/2021			3,000	2,618	0.2%
					7,148	16,775	1.3%

Structured Products
Allegro CLO Ltd, Series 2018-1A, (3)(4)(10)	Structured Product ($1,000 par, due 6/2031)	5/26/2022	L + 2.85%	5.36%	907	856	0.1%
American Money Management Corp CLO Ltd, Series 2016-18A (3)(4)(10)	Structured Product ($1,500 par, due 5/2031)	6/22/2022	L + 3.05%	6.06%	1,344	1,302	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(10)	Structured Product ($1,000 par, due 4/2034)	6/23/2022	L + 6.25%	9.03%	893	837	0.1%
Ares Loan Funding I Ltd, Series 2021-ALFA, Class E (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	6/24/2022	L + 6.70%	9.21%	909	867	0.1%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	8.13%	422	381	0.0%
Battalion CLO Ltd, Series 2021-21A (3)(4)(10)	Structured Product ($1,300 par, due 7/2034)	7/13/2022	L + 3.30%	5.81%	1,143	1,140	0.1%
Benefit Street Partners CLO Ltd, Series 2015-6BR (3)(4)(10)	Structured Product ($2,500 par, due 7/2034)	7/13/2022	L + 3.85%	6.56%	2,157	2,220	0.2%
Benefit Street Partners CLO Ltd, Series 2015-8A (3)(4)(10)	Structured Product ($1,425 par, due 1/2031)	9/13/2022	L + 2.75%	5.46%	1,258	1,219	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(10)	Structured Product ($1,000 par, due 7/2030)	5/26/2022	L + 2.90%	5.41%	887	850	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	8.46%	1,241	1,201	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2017-4A (3)(4)(10)	Structured Product ($4,150 par, due 1/2030)	9/3/2020	L + 6.15%	8.66%	3,498	3,275	0.2%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(10)	Structured Product ($1,000 par, due 7/2032)	6/30/2022	L + 6.44%	9.15%	882	833	0.1%
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(10)	Structured Product ($1,000 par, due 1/2031)	7/21/2022	L + 4.55%	7.26%	851	784	0.0%
CIFC CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	6/16/2022	L + 5.50%	8.24%	895	833	0.1%
CIFC CLO Ltd, Series 2021-4A (3)(4)(10)	Structured Product ($1,000 par, due 7/2033)	7/14/2022	L + 6.00%	8.51%	874	850	0.1%
Crown Point CLO Ltd, Series 2021-10A (3)(4)(10)	Structured Product ($1,000 par, due 7/2034)	6/14/2022	L + 6.85%	9.56%	899	835	0.1%
Dryden Senior Loan Fund, Series 2018-55A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	7/25/2022	L + 2.85%	5.36%	893	860	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(10)	Structured Product ($1,500 par, due 7/2034)	8/17/2022	L + 6.50%	9.24%	1,403	1,230	0.1%
Eaton CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($2,500 par, due 1/2030)	6/23/2022	L + 2.50%	5.21%	2,181	2,172	0.2%

Eaton CLO Ltd, Series 2020-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	8/11/2022	L + 6.25%	8.76%	928	837	0.1%
GoldenTree CLO Ltd, Series 2020-7A (3)(4)(10)	Structured Product ($1,000 par, due 4/2034)	6/17/2022	L + 6.50%	9.21%	916	871	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(10)	Structured Product ($1,015 par, due 7/2036)	6/3/2022	L + 6.35%	8.86%	931	838	0.1%
Gulf Stream Meridian, Series 2021-6A (3)(4)(10)	Structured Product ($2,000 par, due 1/2037)	9/12/2022	L + 6.36%	8.87%	1,780	1,654	0.1%
Jefferson Mill CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2031)	5/23/2022	L + 3.55%	6.26%	898	842	0.1%
KKR CLO Ltd, 49A (3)(4)(10)	Structured Product ($1,000 par, due 7/2035)	6/2/2022	L + 8.00%	10.17%	961	917	0.1%
Madison Park CLO, Series 2018-28A (3)(4)(10)	Structured Product ($1,000 par, due 7/2030)	6/28/2022	L + 5.25%	7.76%	873	829	0.1%
Magnetite CLO Ltd, Series 2021-30A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	6/13/2022	L + 6.20%	8.98%	916	864	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(10)	Structured Product ($3,500 par, due 4/2033)	5/23/2022	L + 3.52%	6.23%	3,145	2,919	0.2%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(10)	Structured Product ($1,100 par, due 7/2031)	6/1/2022	L + 6.05%	8.76%	957	818	0.0%
Octagon 57 LLC, Series 2021-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	5/24/2022	L + 6.60%	9.11%	916	852	0.1%
Octagon Investment Partners 18 Ltd, Series 2018-18A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	7/26/2022	L + 2.70%	5.44%	885	856	0.1%
Octagon Investment Partners 38 Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($2,800 par, due 7/2030)	9/20/2022	L + 2.95%	5.66%	2,438	2,430	0.2%
Park Avenue Institutional Advisers CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2031)	9/23/2022	L + 3.33%	6.04%	857	856	0.1%
Pikes Peak CLO, Series 2021-9A (3)(4)(10)	Structured Product ($2,000 par, due 10/2034)	8/31/2022	L + 6.58%	9.35%	1,778	1,679	0.1%
RR Ltd, Series 2020-8A (3)(4)(10)	Structured Product ($1,000 par, due 4/2033)	8/22/2022	L + 6.40%	8.91%	919	862	0.1%
Shackelton CLO Ltd, Series 2015-7RA (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	5/23/2022	L + 3.33%	5.84%	888	845	0.1%
Signal Peak CLO LLC, Series 2018-5A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	8/9/2022	L + 5.65%	8.43%	888	829	0.1%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(10)	Structured Product ($1,000 par, due 7/2032)	5/25/2022	L + 6.25%	8.96%	927	843	0.1%
Stewart Park CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($1,000 par, due 1/2030)	7/25/2022	L + 2.60%	5.11%	889	865	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($2,750 par, due 10/2031)	6/22/2022	L + 5.75%	8.26%	2,369	2,151	0.1%
Whitebox CLO I Ltd, Series 2020-2A (3)(4)(10)	Structured Product ($1,125 par, due 10/2034)	7/12/2022	L + 3.35%	6.13%	1,003	1,021	0.1%
Wind River CLO Ltd, Series 2014-2A (3)(4)(10)	Structured Product ($1,500 par, due 1/2031)	6/23/2022	L + 2.90%	5.41%	1,330	1,290	0.0%
Wind River CLO Ltd, Series 2017-1A (3)(4)(10)	Structured Product ($3,000 par, due 4/2036)	7/14/2022	L + 3.72%	6.46%	2,591	2,649	0.1%
					54,520	51,962	4.4%
Total Equity and Other Investments					193,718	216,311	16.4%
Total Investments					$2,792,773	$2,806,063	211.2%

	Interest Rate Swaps as of September 30, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	$150,000	$(668)	$—	$(3,729)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	—	—
Interest rate swap (a)(b)	4.50%	L + 2.37%	8/1/2022	—	—	—	(1,192)
Interest rate swap (a)(b)	4.50%	L + 1.59%	8/1/2022	—	—	—	(751)
Interest rate swap (a)(b)	4.50%	L + 1.60%	8/1/2022	—	—	—	(112)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	1,252	(923)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	96	(70)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	904	(394)
Interest rate swap (a)	L	0.16%	7/30/2022	—	—	—	(13)
Total				152,500	(668)	2,252	(7,184)

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	(16,878)	—	(20,874)
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	(3,023)	—	(3,400)
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(38,361)	—	(28,122)
Total				650,000	(58,262)	—	(52,396)
Cash collateral				—	61,592	—	—
Total derivatives				$802,500	$2,662	$2,252	$(59,580)

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2022.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 12.5% of total assets as of September 30, 2022.
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
(6)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, a portfolio company, as the Company owns more than 5% of a portfolio company’s outstanding voting securities. Transactions during the nine months ended September 30, 2022 in which the Company was an Affiliated Person of a portfolio company are as follows:

Non-controlled, Affiliated Investments during the nine months ended September 30, 2022

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2022	Dividend Income	Interest Income
MD America Energy, LLC (c)	$27,017	$—	$(12,667)	$(14,350)	$13,673	$—	$—	$—	$133
Total	$27,017	$—	$(12,667)	$(14,350)	$13,673	$—	$—	$—	$133

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
(7)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2022 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2022

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2022	Other Income	Interest Income
IRGSE Holding Corp.	$59,779	$2,500	$—	$7,990	$—	$—	$70,269	$3	$3,520
Mississippi Resources, LLC	—	—	(1,553)	1,498	55	—	—	—	—
Total	$59,779	$2,500	$(1,553)	$9,488	$55	$—	$70,269	$3	$3,520

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
(8)
As of September 30, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $2,807,880, resulting in estimated gross unrealized gains and losses of $117,489 and $109,905, respectively.
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
(13)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $70,609, or 5.3% of the Company’s net assets.
(14)
Ownership of equity investments may occur through a holding company or partnership.
(15)
Investment is on non-accrual status as of September 30, 2022.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2021	75,771,542	$761	296,044	$(4,291)	$1,189,275	$90,103	$1,275,848
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	35,712	35,712
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(8,495)	(8,495)
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	13,668	13,668
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	299,138	3	—	—	6,771	—	6,774
Dividends declared from net investment income	—	—	—	—	—	(39,522)	(39,522)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(351)	351	—
Balance at March 31, 2022	76,070,680	$764	296,044	$(4,291)	$1,195,695	$91,817	$1,283,985
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	40,822	40,822
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(54,751)	(54,751)
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	404	404
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	268,835	2	—	—	5,836	—	5,838
Dividends declared from net investment income	—	—	—	—	—	(34,339)	(34,339)
Balance at June 30, 2022	76,339,515	$766	296,044	$(4,291)	$1,201,531	$43,953	$1,241,959
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	37,180	37,180
Net change in unrealized losses on investments and foreign currency translation	—	—	—	—	—	(5,134)	(5,134)
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	2,385	2,385
Increase in Net Assets Resulting from Capital share Transactions:
Conversion of convertible notes	4,360,125	44	—	—	77,598	—	77,642
Decrease in Net Assets Resulting from Capital share Transactions:
Purchases of treasury stock	(180,542)	—	180,542	(3,000)	—	—	(3,000)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	651,867	6	—	—	11,032	—	11,038
Dividends declared from net investment income	—	—	—	—	—	(34,018)	(34,018)
Balance at September 30, 2022	81,170,965	$816	476,586	$(7,291)	$1,290,161	$44,366	$1,328,052

(1)
The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2020	67,684,209	$680	296,044	$(4,291)	$1,025,676	$139,250	$1,161,315
Cumulative effect adjustment for the adoption of ASU 2020-06 (2)	—	—	—	—	(457)	172	(285)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	32,310	32,310
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	9,755	9,755
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	14,587	14,587
Increase in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	4,049,689	41	—	—	85,904	—	85,945
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	236,100	2	—	—	4,707	—	4,709
Dividends declared from net investment income	—	—	—	—	—	(123,004)	(123,004)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(460)	460	—
Balance at March 31, 2021	71,969,998	$723	296,044	$(4,291)	$1,115,370	$73,530	$1,185,332
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	27,388	27,388
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	28,945	28,945
Net realized gains on investments and foreign currency transactions	—	—	—	—	—	2,021	2,021
Decrease in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	(41)	—	(41)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	679,685	6	—	—	14,292	—	14,298
Dividends declared from net investment income	—	—	—	—	—	(34,130)	(34,130)
Balance at June 30, 2021	72,649,683	$729	296,044	$(4,291)	$1,129,621	$97,754	$1,223,813
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	36,470	36,470
Net change in unrealized gains on investments and foreign currency translation	—	—	—	—	—	29,046	29,046
Net realized losses on investments and foreign currency transactions	—	—	—	—	—	(10,560)	(10,560)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	199,294	2	—	—	4,394	-	4,396
Dividends declared from net investment income	—	—	—	—	—	(31,320)	(31,320)
Balance at September 30, 2021	72,848,977	$731	296,044	$(4,291)	$1,134,015	$121,390	$1,251,845

(1)
The Company’s tax year end is March 31st.
(2)
See Note 2 for further information related to the adoption of ASU 2020-06.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$61,791	$169,962
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	76,290	(68,233)
Net change in unrealized (gains) on foreign currency transactions	(15,095)	(4,289)
Net change in unrealized losses on interest rate swaps	7,184	4,775
Net realized (gains) on investments	(14,436)	(6,096)
Net realized (gains) losses on foreign currency transactions	(63)	41
Net realized (gains) on interest rate swaps	(2,251)	—
Net amortization of discount on investments	(12,957)	(16,850)
Amortization of deferred financing costs	4,306	4,387
Amortization of discount on debt	571	519
Purchases and originations of investments, net	(735,864)	(531,756)
Proceeds from investments, net	19,657	45,473
Repayments on investments	392,576	476,488
Paid-in-kind interest	(9,623)	(6,645)
Changes in operating assets and liabilities:
Interest receivable	(9,439)	(834)
Interest receivable paid-in-kind	384	16
Prepaid expenses and other assets	(26)	12,614
Management fees payable to affiliate	761	1,050
Incentive fees on net investment income payable to affiliate	(1,907)	1,214
Incentive fees on net capital gains accrued to affiliate	(7,721)	13,548
Payable to affiliate	1,281	647
Other liabilities	(34,241)	(20,120)
Net Cash Provided by (Used in) Operating Activities	(278,822)	75,911
Cash Flows from Financing Activities
Borrowings on debt	1,024,568	943,006
Repayments on debt	(586,635)	(928,963)
Deferred financing costs	(4,296)	(7,954)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	85,904
Conversion of convertible notes	(22,348)	—
Purchases of treasury stock	(3,000)	—
Dividends paid to stockholders	(115,154)	(162,916)
Net Cash Provided by (Used in) Financing Activities	293,135	(70,923)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	14,313	4,988
Cash, cash equivalents, and restricted cash, beginning of period	15,967	13,274
Cash, Cash Equivalents, and Restricted Cash, End of Period	$30,280	$18,262
Supplemental Information:
Interest paid during the period	$34,012	$23,016
Excise and other taxes paid during the period	$1,607	$4,219
Dividends declared during the period	$107,879	$188,454

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$23,651	$23,403
Common stock issued in settlement of convertible notes during the period	$77,642	$—

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process. At September 30, 2022, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and nine months ended September 30, 2022 the Company recorded a net expense of $0.4 million and $1.5 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2021, the Company recorded a net expense of $0.1 million and $0.7 million, respectively, for U.S. federal excise tax and other taxes.

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

In November 2022, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2023, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2022, the Company incurred expenses of $0.8 million and $2.2 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2021 the Company incurred expenses of $1.2 million and $3.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the consolidated statements of operations.

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

For the three and nine months ended September 30, 2022, Management Fees (gross of waivers) were $10.3 million and $28.1 million, respectively. For the three and nine months ended September 30, 2021, Management Fees (gross of waivers) were $9.5 million and $27.7 million, respectively.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. Any waived Management Fees are not subject to recoupment by the Adviser. For the three and nine months ended September 30, 2022, Management Fees of $0.2 million have been waived pursuant to the Leverage Waiver. For the three and nine months ended September 30, 2021, Management Fees of $0.1 million and $0.2 million have been waived pursuant to the Leverage Waiver.

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

For three and nine months ended September 30, 2022, Incentive Fees were $7.9 million and $14.8 million, respectively, of which $7.9 million and $22.5 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2021, Incentive Fees were $11.9 million and $36.8 million, respectively, of which $8.5 million and $23.3 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2022, less than ($0.1) million and ($7.7) million, respectively of Incentive Fees was accrued related to the reversal of Capital Gains Fees. For the three and nine months ended September 30, 2021, $3.4 million and $13.5 million, respectively of Incentive Fees was accrued related to Capital Gains Fees. As of September 30, 2022, the Capital Gains Fees accrued are not contractually payable to the Adviser.

Since the Company’s IPO, with the exception of its waiver of Management Fees and certain Incentive Fees attributable to the Company’s ownership of certain investments and the Leverage Waiver, the Adviser has not waived its right to receive any Management Fees or Incentive Fees payable pursuant to the Investment Advisory Agreement.

In November 2022, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2023, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,548,902	$2,538,586	$(10,316)
Second-lien debt investments	42,725	41,197	(1,528)
Mezzanine debt investments	7,428	9,969	2,541
Equity and other investments	193,718	216,311	22,593
Total Investments	$2,792,773	$2,806,063	$13,290

	December 31, 2021
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,265,555	$2,298,856	$33,301
Second-lien debt investments	42,629	42,729	100
Mezzanine debt investments	9,368	18,549	9,181
Equity and other investments	114,460	161,459	46,999
Total Investments	$2,432,012	$2,521,593	$89,581

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Automotive	1.2%	—
Business Services	14.0%	16.8%
Chemicals	0.2%	—
Communications	2.8%	3.5%
Education	8.8%	12.2%
Financial Services	10.8%	11.4%
Healthcare	9.7%	8.4%
Hotel, Gaming and Leisure	4.4%	2.4%
Human Resource Support Services	9.8%	11.9%
Internet Services	12.3%	8.7%
Marketing Services	1.6%	1.8%
Office Products	0.7%	0.2%
Oil, Gas and Consumable Fuels	3.4%	3.7%
Other	3.3%	1.6%
Pharmaceuticals	3.6%	3.8%
Retail and Consumer Products	12.2%	12.3%
Transportation	1.2%	1.3%
Total	100.0%	100.0%

The geographic composition of investments at fair value at September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
United States
Midwest	10.9%	12.5%
Northeast	30.8%	24.2%
South	23.1%	23.4%
West	27.9%	31.8%
Australia	1.9%	2.4%
Canada	4.6%	5.7%
Norway	0.2%	—
United Kingdom	0.6%	—
Total	100.0%	100.0%

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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and nine months ended September 30, 2022 and 2021:

			For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	8/1/2022	$115,000	$(427)	$460	$33	$(2,159)	$3,048	$889
Interest rate swap	8/1/2022	50,000	(150)	200	50	(706)	1,325	619
Interest rate swap	8/1/2022	7,500	(23)	30	7	(106)	198	92
Interest rate swap	8/1/2022	27,531	(117)	101	(16)	(730)	474	(256)
Interest rate swap	8/1/2022	2,160	(9)	8	(1)	(57)	37	(20)
Interest rate swap	8/1/2022	42,819	(171)	149	(22)	(1,134)	737	(397)
Interest rate swap	1/22/2023	150,000	(1,620)	1,688	68	(3,591)	5,063	1,472
Interest rate swap	11/1/2024	300,000	(3,374)	2,907	(467)	(7,708)	8,719	1,011
Interest rate swap	11/1/2024	50,000	(589)	484	(105)	(1,356)	1,453	97
Interest rate swap	11/1/2024	2,500	(24)	28	4	(72)	64	(8)
Interest rate swap	8/1/2026	300,000	(3,115)	1,854	(1,261)	(6,894)	5,563	(1,331)
Total		$1,047,510	$(9,619)	$7,909	$(1,710)	$(24,513)	$26,681	$2,168

			For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	7/30/2021	$11,700	$(17)	$1	$(16)	$(102)	$14	$(88)
Interest rate swap (1)	7/30/2022	13,440	(3)	2	(1)	(3)	2	(1)
Interest rate swap	8/1/2022	115,000	(740)	1,294	554	(2,248)	3,881	1,633
Interest rate swap	8/1/2022	50,000	(222)	563	341	(681)	1,688	1,007
Interest rate swap	8/1/2022	7,500	(33)	84	51	(103)	253	150
Interest rate swap	8/1/2022	27,531	(306)	157	(149)	(922)	480	(442)
Interest rate swap	8/1/2022	2,160	(24)	12	(12)	(72)	37	(35)
Interest rate swap	1/22/2023	150,000	(821)	1,688	867	(2,501)	5,063	2,562
Interest rate swap (1)	6/9/2023	5,000	—	—	—	(8)	5	(3)
Interest rate swap	11/1/2024	300,000	(1,880)	2,906	1,026	(5,576)	8,719	3,143
Interest rate swap	11/1/2024	50,000	(340)	484	144	(1,004)	1,453	449
Interest rate swap	11/1/2024	2,500	(25)	16	(9)	(72)	47	(25)
Interest rate swap	8/1/2026	300,000	(1,612)	1,917	305	(4,083)	4,875	792
Total		$1,034,831	$(6,023)	$9,124	$3,101	$(17,375)	$26,517	$9,142

(1)
The notional amount of certain interest rate swaps may be more or less than the Company’s investment in individual portfolio companies as a result of arrangements with other lenders in the syndicate, amortization, or interest income paid-in-kind.

For the three and nine months ended September 30, 2022, the Company recognized $2.6 million and $7.2 million, respectively, in net change in unrealized losses, on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the swap transactions. For the three and nine months ended September 30, 2022, the Company recognized $2.3 million in realized gains on interest rate swaps not designated as hedging instruments in the consolidated statement of operations related to the unwind of unrealized gains on interest rate swaps related to upfront fee payments received on interest rates swaps associated with the 2022 Convertible Notes. For the three and nine months ended September 30, 2022, the Company recognized $17.1 million and $52.4 million in net change in unrealized losses, respectively, on interest rate swaps designated as hedging instruments as a component of interest expense in the consolidated statement of operations. For the three and nine months ended September 30, 2022, this amount is offset by a decrease of $7.4 million and $24.3 million, respectively, for a change in the carrying value of the 2024 Notes and a decrease of $9.7 million and $28.1 million, respectively, for a change in carrying value of the 2026 Notes.

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

As of September 30, 2022, the swap transactions had a fair value of ($58.9) million which is netted against cash collateral on the Company’s consolidated balance sheet. As of December 31, 2021, the swap transactions had a fair value of ($1.6) million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of September 30, 2022, $15.6 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2021, $14.4 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2022 and December 31, 2021:

	Fair Value Hierarchy at September 30, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$22,447	$2,516,139	$2,538,586
Second-lien debt investments	—	—	41,197	41,197
Mezzanine debt investments	—	—	9,969	9,969
Equity and other investments	7,853	66,069	142,389	216,311
Total investments at fair value	$7,853	$88,516	$2,709,694	$2,806,063
Interest rate swaps	—	(58,930)	—	(58,930)
Total	$7,853	$29,586	$2,709,694	$2,747,133

	Fair Value Hierarchy at December 31, 2021
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$2,298,856	$2,298,856
Second-lien debt investments	—	42,729	—	42,729
Mezzanine debt investments	—	—	18,549	18,549
Equity and other investments	12,154	32,072	117,233	161,459
Total investments at fair value	$12,154	$74,801	$2,434,638	$2,521,593
Interest rate swaps	—	(1,601)	—	(1,601)
Total	$12,154	$73,200	$2,434,638	$2,519,992

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2022:

	As of and for the Three Months Ended
	September 30, 2022
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,295,057	$41,523	$10,397	$137,581	$2,484,558
Purchases or originations	243,794	—	—	8,355	252,149
Repayments / redemptions	(21,559)	—	—	—	(21,559)
Sale Proceeds	—	—	—	—	—
Paid-in-kind interest	2,796	—	65	—	2,861
Net change in unrealized gains (losses)	(7,332)	(344)	(494)	(3,547)	(11,717)
Net realized gains	55	—	—	—	55
Net amortization of discount on securities	3,328	18	1	—	3,347
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,516,139	$41,197	$9,969	$142,389	$2,709,694

	As of and for the Nine Months Ended
	September 30, 2022
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,298,856	$—	$18,549	$117,233	$2,434,638
Purchases or originations	622,416	54	—	41,131	663,601
Repayments / redemptions	(383,428)	(10)	—	—	(383,438)
Sale Proceeds	—	—	—	(18,315)	(18,315)
Paid-in-kind interest	9,433	—	190	—	9,623
Net change in unrealized gains (losses)	(43,946)	(1,629)	(6,640)	(13,816)	(66,031)
Net realized gains	168	—	—	14,022	14,190
Net amortization of discount on securities	12,640	53	4	—	12,697
Transfers within Level 3	—	—	(2,134)	2,134	—
Transfers into (out of) Level 3	—	42,729	—	—	42,729
Balance, End of Period	$2,516,139	$41,197	$9,969	$142,389	$2,709,694

Astra Acquisition Corp. was transferred into Level 3 from Level 2 for fair value measurement purposes during the nine months ended September 30, 2022, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

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

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2022 and 2021:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2022 on	September 30, 2021 on
	Investments Held at	Investments Held at
	September 30, 2022	September 30, 2021
First-lien debt investments	$(8,880)	$2
Second-lien debt investments	(344)	—
Mezzanine debt investments	(494)	(412)
Equity and other investments	(3,547)	22,618
Total	$(13,265)	$22,208

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2022 on	September 30, 2021 on
	Investments Held at	Investments Held at
	September 30, 2022	September 30, 2021
First-lien debt investments	$(39,664)	$13,754
Second-lien debt investments	(1,629)	—
Mezzanine debt investments	(6,639)	6,994
Equity and other investments	797	46,242
Total	$(47,135)	$66,990

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2022
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,516,139	Income approach (1)	Discount rate	8.3% — 17.2% (13.6%)	Decrease
Second-lien debt investments	41,197	Income approach	Discount rate	17.4% — 17.4% (17.4%)	Decrease
Mezzanine debt investments	9,969	Income approach (2)	Discount rate	8.3% — 14.3% (11.7%)	Decrease
Equity and other investments	142,389	Market Multiple (3)	Comparable multiple	3.7x — 15.1x (7.4x)	Increase
Total	$2,709,694

(1)
Includes $20.3 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $31.4 million of equity investments which were valued using an asset valuation waterfall, $5.2 million of equity investments using a Black-Scholes model, and $36.6 million of equity investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2022 and December 31, 2021, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2022 Convertible Notes	$—	$—	$99,990	$121,710
2023 Notes	150,000	149,325	150,000	153,953
2024 Notes	347,500	330,212	347,500	362,703
2026 Notes	300,000	254,235	300,000	296,520
Total	$797,500	$733,772	$897,490	$934,886
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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage was 186.6% and 205.4%, respectively.

Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,585,000	$739,331	$845,669	$725,388
2023 Notes	150,000	150,000	—	149,796
2024 Notes	347,500	347,500	—	324,658
2026 Notes	300,000	300,000	—	257,206
Total Debt	$2,382,500	$1,536,831	$845,669	$1,457,048

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2023 Notes, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $13.9 million, $0.2 million, $2.9 million and $4.4 million, respectively.

(3)
The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental ($19.9) million and ($38.4) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$14,632	$10,123	$34,439	$30,014
Commitment fees	892	1,138	3,268	3,313
Amortization of deferred financing costs	1,424	1,527	4,306	4,387
Accretion of original issue discount	193	186	571	519
Swap settlement	1,710	(3,118)	(2,168)	(9,234)
Total Interest Expense	$18,851	$9,856	$40,416	$28,999
Average debt outstanding (in millions)	$1,490.9	$1,240.8	$1,287.1	$1,215.7
Weighted average interest rate	4.4%	2.3%	3.3%	2.3%

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had outstanding debt denominated in Australian dollars (AUD) of 59.0 million, British pounds (GBP) of 7.9 million, Canadian dollars (CAD) of 111.5 million, and Euro (EUR) of 13.6 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of September 30, 2022, the Company had less than $0.1 million letters of credit issued through the Revolving Credit Facility, and as of December 31, 2021, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants. In accordance with the terms of the Thirteenth Amendment, the financial covenants require:

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

As of September 30, 2022 and December 31, 2021, the Company was in compliance with the terms of the Revolving Credit Facility.

2022 Convertible Notes

In February 2017, the Company issued in a private offering $115.0 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes were unsecured, and bore interest at a rate of 4.50% per year, payable semiannually. In June 2018, the Company issued in a registered public offering an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and were fungible with and were part of a single series with the previously outstanding $115.0 million aggregate principal amount of the Company’s 2022 Convertible Notes issued in February 2017. The 2022 Convertible Notes matured on August 1, 2022. In connection with the offering of 2022 Convertible Notes in February 2017 and the reopening in June 2018, the Company entered into interest rate swaps to align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swaps matched the amount of principal outstanding, and matured on August 1, 2022, matching the maturity date of the 2022 Convertible Notes.

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

On January 26, 2022, the Company notified the trustee and holders of the 2022 Convertible Notes that the terms of settlement for the notes at the Company’s election was a combination settlement of cash and stock to occur after the 40 day observation period described in the notes indenture. The Company elected to settle any 2022 Convertible Notes that were converted between February 1, 2022 and August 1, 2022 with a specified cash amount (as defined in the indenture governing the 2022 Convertible Notes) of $20.00 per $1,000 principal amount of the 2022 Convertible Notes and any additional amounts in stock based on the applicable conversion rate as described in the indenture.

For the three and nine months ended September 30, 2022 and 2021, the components of interest expense related to the 2022 Convertible Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$372	$1,607	$2,622	$4,838
Amortization of deferred financing costs	48	195	317	580
Total Interest Expense	$420	$1,802	$2,939	$5,418

Total interest expense in the table above does not include the effect of the interest rate swaps. During the three and nine months ended September 30, 2022, the Company received $0.9 million and $5.8 million, respectively, and paid $0.9 million and $4.9 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees related to the 2022 Convertible Notes. During the three and nine months ended September 30, 2021, the Company received $2.1 million and $6.3 million, respectively, and paid $1.3 million and $4.0 million, respectively, related to the settlements of its interest rate swaps related to the 2022 Convertible Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2022 and December 31, 2021, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	September 30, 2022	December 31, 2021
Principal amount of debt	$—	$99,990
Deferred financing costs	—	(317)
Carrying value of debt	$—	$99,673
Stated interest rate	N/A	4.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. The Company’s swap-adjusted interest rate was three month LIBOR plus 2.11% (on a weighted average basis) for the 2022 Convertible Notes. See Note 5 for further information about the Company’s interest rate swaps.

The 2022 Convertible Notes were accounted for in accordance with ASC Topic 470-20. During the period ended March 31, 2021, the Company early adopted ASU 2020-06 and in accordance with this guidance reclassified the remaining unamortized discount on the 2022 Convertible Notes from the carrying value of the instrument to “additional paid-in capital” in the accompanying consolidated balance sheet. As a requirement under ASU 2020-06 the Company calculated diluted earnings per shares using the if-converted method which assumed full share settlement for the aggregate value of the 2022 Convertible Notes.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of September 30, 2022 and December 31, 2021 the effective hedge interest rate swaps had a fair value of ($19.9) million and $4.4 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s consolidated statement of operations. As of September 30, 2022 and December 31, 2021 the effective hedge interest rate swaps had a fair value of ($38.4) million and ($10.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

For the three and nine months ended September 30, 2022 and 2021, the components of interest expense related to the 2023 Notes, 2024 Notes and 2026 Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$6,929	$6,929	$20,787	$20,157
Accretion of original issue discount	193	186	571	519
Amortization of deferred financing costs	607	607	1,801	1,731
Total Interest Expense	$7,729	$7,722	$23,159	$22,407

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. During the three and nine months ended September 30, 2022, the Company received $7.0 million and $20.9 million, respectively, and paid $8.7 million and $19.6 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. During the three and nine months ended September 30, 2021, the Company received $7.0 million and $20.2 million, respectively, and paid $4.7 million and $13.2 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As September 30, 2022 and December 31, 2021, the components of the carrying value of the 2023 Notes, 2024 Notes and 2026 Notes and the stated interest rate were as follows:

	September 30, 2022			December 31, 2021
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Principal amount of debt	$150,000	$347,500	$300,000	$150,000	$347,500	$300,000
Original issue discount, net of accretion	(3)	(816)	(1,566)	(11)	(1,091)	(1,853)
Deferred financing costs	(201)	(2,125)	(2,867)	(683)	(2,886)	(3,426)
Fair value of an effective hedge	—	(19,901)	(38,361)	—	4,373	(10,239)
Carrying value of debt	$149,796	$324,658	$257,206	$149,306	$347,896	$284,482
Stated interest rate	4.50%	3.875%	2.50%	4.50%	3.875%	2.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of September 30, 2022 and December 31, 2021, the Company’s swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes is three month LIBOR plus 1.99%, 2.28% (on a weighted average basis), and 1.91%, respectively.

As of September 30, 2022 and December 31, 2021, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

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

As of September 30, 2022 and December 31, 2021, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2022	December 31, 2021
Alpha Midco, Inc. - Delayed Draw	$910	$4,444
American Achievement, Corp. - Revolver	2,403	2,403
ASG II, LLC - Delayed Draw	8,478	—
AvidXchange, Inc. - Delayed Draw	766	1,021
Axonify, Inc. - Delayed Draw	7,147	6,850
Bayshore Intermediate #2, L.P. - Revolver	2,398	2,398
BCTO Ace Purchaser, Inc. - Delayed Draw	8,677	—
Bear OpCo, LLC - Delayed Draw	2,952	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	—	12,500
BlueSnap, Inc. - Delayed Draw & Revolver	5,500	12,500
Carlstar Group, LLC - Revolver	8,500	—
Clinicient, Inc. - Revolver	—	1,600
Cordance Operations, LLC - Delayed Draw & Revolver	18,913	—
CrunchTime Information Systems, Inc. - Delayed Draw	7,101	—
DaySmart Holdings, LLC - Delayed Draw	—	4,630
Destiny Solutions Parent Holding Company - Delayed Draw	—	6,478
Dye & Durham Corp. - Delayed Draw & Revolver	7,247	7,884
EDB Parent, LLC - Delayed Draw	21,012	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	2,512	—
Elysian Finco Ltd. - Delayed Draw & Revolver	7,180	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	14,788	16,722
EMS Linq, Inc. - Revolver	8,784	8,784
ExtraHop Networks, Inc. - Delayed Draw	18,934	24,389
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3,425	500
G Treasury SS, LLC - Delayed Draw	2,033	6,986
Ibis Intermediate Co. - Delayed Draw	6,338	6,338
IntelePeer Holdings, Inc. - Delayed Draw	—	2,643
IRGSE Holding Corp. - Revolver	672	673
Kyriba Corp. - Revolver	45	39
LeanTaaS Holdings, Inc. - Delayed Draw	48,310	—
Lithium Technologies, LLC - Revolver	1,979	1,979
Lucidworks, Inc. - Delayed Draw & Revolver	833	3,333
Murchison Oil and Gas, LLC - Delayed Draw	9,772	—
Netwrix Corp. - Delayed Draw & Revolver	18,179	6,351
Neuintel, LLC - Delayed Draw	5,300	8,600
PageUp People, Ltd. - Delayed Draw	26,682	30,173
Passport Labs, Inc. - Delayed Draw & Revolver	2,778	8,334
PrimePay Intermediate, LLC - Delayed Draw	5,298	8,000
PrimeRevenue, Inc. - Delayed Draw & Revolver	6,500	6,500
Project44, Inc. - Delayed Draw	19,861	19,861
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	28,262	29,877
Tango Management Consulting, LLC - Delayed Draw & Revolver	28,514	38,750
TRP Assets, LLC - Delayed Draw	14,270	18,000
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	—	7,778
WideOrbit, Inc. - Revolver	4,756	4,756

Workwell Acquisition Co. - Delayed Draw	5,627	10,000
Total Portfolio Company Commitments (1)(2)	$393,636	$332,074

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

Other Commitments and Contingencies

As of September 30, 2022 and December 31, 2021, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022 and December 31, 2021, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

In August 2022, the Company issued a total of 4,360,125 shares of common stock, or $78.1 million as settlement for the conversion of $79.2 million principal amount of the 2022 Convertible Notes.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2022 and 2021. All shares issued to stockholders in the tables below are newly issued shares.

	Nine Months Ended
	September 30, 2022
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 2, 2021	Base	December 15, 2021	January 14, 2022	233,542
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	65,596
February 17, 2022	Base	March 15, 2022	April 18, 2022	239,376
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	29,459
May 3, 2022	Base	June 15, 2022	July 15, 2022	294,337
August 2, 2022	Base	September 15, 2022	September 30, 2022	357,530
Total Shares Issued				1,219,840

	Nine Months Ended
	September 30, 2021
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 4, 2020	Base	December 15, 2020	January 15, 2021	211,904
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	24,196
February 17, 2021	Base	March 15, 2021	April 15, 2021	165,400
February 17, 2021	Special	March 25, 2021	April 8, 2021	483,361
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	30,924
May 4, 2021	Base	June 15, 2021	July 15, 2021	187,442
August 3, 2021	Supplemental	August 31, 2021	September 30, 2021	11,852
Total Shares Issued				1,115,079

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

During the three and nine months ended September 30, 2022, the Company repurchased 180,542 shares at a weighted average share price of $16.62 inclusive of commissions, for a total cost of $3.0 million. No shares were repurchased during the three and nine months ended September 30, 2021.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings per common share—basic
Numerator for basic earnings per share	$34,431	$54,956	$61,791	$169,962
Denominator for basic weighted average shares	79,476,419	72,808,730	77,250,889	71,696,874
Earnings per common share—basic	$0.43	$0.75	$0.80	$2.37
Earnings per common share—diluted
Numerator for increase in net assets per share	$—	$54,956	$—	$169,962
Adjustment for interest expense and deferred financing costs on 2022 Convertible Notes, incentive fee and excise tax, net	—	1,428	—	4,294
Numerator for diluted earnings per share	$—	$56,384	$—	$174,256
Denominator for basic weighted average shares	—	72,808,730	—	71,696,874
Adjustment for dilutive effect of 2022 Convertible Notes	—	7,706,681	—	7,706,681
Denominator for diluted weighted average shares	—	80,515,411	—	79,403,555
Earnings per common share—diluted	$—	$0.70	$—	$2.19

The 2022 Convertible Notes were convertible into a combination of cash and shares of the Company’s common stock, which could have been dilutive to common stockholders. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period including any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. Upon adoption of ASU 2020-06 during the period ended March 31, 2021 the Company is required to disclose diluted EPS using the if-converted method. The if-converted method is a method of computing EPS that assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

For the purpose of calculating diluted earnings per common share, the average daily closing price of the Company’s common stock for the three and nine months ended September 30, 2021, respectively, was greater than the estimated adjusted conversion price for the 2022 Convertible Notes outstanding as of September 30, 2021. Therefore, for these periods presented in the consolidated financial statements the Company applied the if-converted method for purposes of calculating diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	$0.11
February 17, 2022	Base	March 15, 2022	April 18, 2022	0.41
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	0.04
May 3, 2022	Base	June 15, 2022	July 15, 2022	0.41
August 2, 2022	Base	September 15, 2022	September 30, 2022	0.42
Total Dividends Declared				$1.39

	Nine Months Ended
	September 30, 2021
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	$0.05
February 17, 2021	Base	March 15, 2021	April 15, 2021	0.41
February 17, 2021	Special	March 25, 2021	April 8, 2021	1.25
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	0.06
May 4, 2021	Base	June 15, 2021	July 15, 2021	0.41
August 3, 2021	Supplemental	August 31, 2021	September 30, 2021	0.02
August 3, 2021	Base	September 15, 2021	October 15, 2021	0.41
Total Dividends Declared				$2.61

The dividends declared during the nine months ended September 30, 2022 and 2021 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2022 and 2021.

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Per Share Data (8)
Net asset value, beginning of period	$16.84	$17.16

Net investment income (1)	1.47	1.34
Net realized and unrealized gain (1)	(0.67)	1.03
Total from operations	0.80	2.37
Issuance of common stock, net of offering costs (2)	0.04	0.26
Settlement of 2022 Convertible Notes (2)	0.08	—
Repurchase of common stock (2)	(0.01)	—
Dividends declared from net investment income (2)	(1.39)	(2.61)
Total increase/(decrease) in net assets	(0.48)	0.02
Net Asset Value, End of Period	$16.36	$17.18
Per share market value at end of period	$16.34	$22.21
Total return based on market value with reinvestment of dividends (3)	-24.69%	20.68%
Total return based on market value (4)	-24.20%	19.61%
Total return based on net asset value (5)	5.43%	15.33%
Shares Outstanding, End of Period	81,170,965	72,848,977
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets (7)	9.92%	11.51%
Ratio of net investment income to average net assets	11.82%	10.64%
Portfolio turnover	21.31%	28.17%
Net assets, end of period	$1,328,052	$1,251,845

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver. Excluding the effects of waivers, the ratio of net expenses to average net assets would have been 9.94% and 11.53%, respectively for the nine months ended September 30, 2022 and 2021.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2022.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2022, we have originated approximately $23.9 billion aggregate principal amount of investments and retained approximately $9.0 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2022, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 87.3% of our total investments based on fair value, had weighted average annual revenue of $149.4 million and weighted average annual EBITDA of $43.8 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2022, the largest single investment based on fair value represented 3.1% of our total investment portfolio.

As of September 30, 2022, the average investment size in each of our portfolio companies was approximately $23.8 million based on fair value. Portfolio companies includes investments in structured products including each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured products the average investment in our remaining portfolio companies was approximately $36.7 million as of September 30, 2022.

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

As of September 30, 2022, the largest industry represented 14.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2022, approximately 91.9% of our portfolio was invested in secured debt, including 90.4% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2022, the weighted average term on new investment commitments in new portfolio companies was 6.1 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2022, we had call protection on 82.3% of our debt investments based on fair value, with weighted average call prices of 107.5% for the first year, 104.0% for the second year and 101.3% for the third year, in each case from the date of the initial investment. As of September 30, 2022, 98.9% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $60 billion of assets under management as of September 30, 2022. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle- market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 460 investment and operating professionals. As of September 30, 2022, forty-one (41) of these personnel are dedicated to our business, including thirty-three (33) investment professionals.

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

On December 16, 2014, we were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. Subsequent further applications were also made, most recently as June 29, 2022. On August 3, 2022, the SEC granted the new order in response to our application.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2022, 98.9% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our debt investments provide for deferred interest payments or PIK interest. For the three months ended September 30, 2022, 3.8% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, 2023 Notes, 2024 Notes and 2026 Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like LIBOR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of September 30, 2022, our portfolio based on fair value consisted of 90.4% first-lien debt investments, 1.5% second-lien investments, 0.4% mezzanine debt investments, and 7.7% equity and other investments. As of December 31, 2021, our portfolio based on fair value consisted of 91.2% first-lien debt investments, 1.7% second-lien debt investments, 0.7% mezzanine debt investments, and 6.4% equity and other investments.

As of September 30, 2022 and December 31, 2021, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 12.3% and 10.0%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.2% and 10.2%, respectively.

As of September 30, 2022 and December 31, 2021, we had investments in 118 and 72 portfolio companies, respectively, with an aggregate fair value of $2,806.1 million and $2,521.6 million, respectively.

For the three months ended September 30, 2022, the principal amount of new investments funded was $274.4 million in 25 new portfolio companies and six existing portfolio companies. For this period, we had $15.8 million aggregate principal amount in exits and repayments.

For the three months ended September 30, 2021, the principal amount of new investments funded was $65.4 million in one new portfolio companies and four existing portfolio companies. For this period, we had $283.7 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended September 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2022	September 30, 2021
New investment commitments:
Gross originations	$1,910.1	$572.4
Less: Syndications/sell downs	1,525.5	467.0
Total new investment commitments	$384.6	$105.4
Principal amount of investments funded:
First-lien	$239.6	$65.1
Second-lien	—	—
Mezzanine	—	—
Equity and other	34.8	0.3
Total	$274.4	$65.4
Principal amount of investments sold or repaid:
First-lien	$15.8	$277.6
Second-lien	—	5.8
Mezzanine	—	—
Equity and other	—	0.3
Total	$15.8	$283.7
Number of new investment commitments in new portfolio companies	25	1
Average new investment commitment amount in new portfolio companies	$14.2	$75.0
Weighted average term for new investment commitments in new portfolio companies (in years)	6.1	6.0
Percentage of new debt investment commitments at floating rates	97.0%	100.0%
Percentage of new debt investment commitments at fixed rates	3.0%	0.0%
Weighted average interest rate of new investment commitments	10.4%	10.7%
Weighted average spread over reference rate of new floating rate investment commitments	7.8%	10.6%
Weighted average interest rate on investments fully sold or paid down	12.0%	9.0%

As of September 30, 2022 and December 31, 2021, our investments consisted of the following:

	September 30, 2022		December 31, 2021
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,538.6	$2,548.9	$2,298.9	$2,265.6
Second-lien debt investments	41.2	42.7	42.7	42.6
Mezzanine debt investments	10.0	7.4	18.6	9.4
Equity and other investments	216.3	193.7	161.4	114.4
Total	$2,806.1	$2,792.7	$2,521.6	$2,432.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,805.9	100.0%	$2,521.4	100.0%
Non-accrual (1)	0.2	0.0	0.2	0.0
Total	$2,806.1	100.0%	$2,521.6	100.0%

	September 30, 2022		December 31, 2021
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,804.2	99.9%	$2,428.6	99.9%
Non-accrual (1)	1.9	0.1	3.4	0.1
Total	$2,806.1	100.0%	$2,432.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted average total yield of debt and income producing securities (1)	12.3%	10.0%
Weighted average interest rate of debt and income producing securities	11.7%	9.5%
Weighted average spread over reference rate of all floating rate investments (2)	8.5%	9.4%

(1)
Weighted average total portfolio yield at fair value was 11.7% at September 30, 2022 and 9.4% at December 31, 2021.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2022 and December 31, 2021. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2022		December 31, 2021
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value		Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)		Total Portfolio
1	$2,497.9	89.0%	$2,264.8		89.8%
2	273.7	9.8	175.8		7.0
3	34.3	1.2	80.8		3.2
4	—	—	—		—
5	0.2	0.0	0.2	(1)	0.0
Total	$2,806.1	100.0%	$2,521.6		100.0%

(1)
Includes investments with an amortized cost of $1.5 million for which the fair value as of December 31, 2021 was $0.

Results of Operations

Operating results for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total investment income	$77.8	$71.2	$209.2	$200.3
Less: Net expenses	40.3	34.6	94.0	103.4
Net investment income before income taxes	37.5	36.6	115.2	96.9
Less: Income taxes, including excise taxes	0.4	0.1	1.5	0.7
Net investment income	37.1	36.5	113.7	96.2
Net realized gains (losses) (1)	2.4	(10.5)	16.5	6.1
Net change in unrealized gains (losses) (1)	(5.1)	29.0	(68.4)	67.7
Net increase in net assets resulting from operations	$34.4	$55.0	$61.8	$170.0

(1)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest from investments	$75.1	$68.6	$201.7	$192.5
Dividend income	0.0	0.8	1.4	2.6
Other income	2.7	1.8	6.1	5.2
Total investment income	$77.8	$71.2	$209.2	$200.3

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $68.6 million for the three months ended September 30, 2021 to $75.1 million for the three months ended September 30, 2022. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the period ended September 30, 2022 compared to the same period in 2021. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, decreased from $3.6 million for the three months ended September 30, 2021 to $0.1 million for the three months ended September 30, 2022. Prepayment fees decreased from $6.3 million for the three months ended September 30, 2021 to $0.3 million for the three months ended September 30, 2022. Accelerated amortization of upfront fees and prepayment fees primarily resulted from a full paydowns on six portfolio investments, a partial paydown on one portfolio investment, and earning prepayment fees on five portfolio investments during the three months ended September 30, 2021 and from a partial paydown on one portfolio investment and earning prepayment fees on one portfolio investment during the three months ended September 30, 2022. Other income increased from $1.8 million for the three months ended September 30, 2021 to $2.7 million for the three months ended September 30, 2022, primarily due to increased syndication fees during the three months ended September 30, 2022 compared to the same period in 2021.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $192.5 million for the nine months ended September 30, 2021 to $201.7 million for the nine months ended September 30, 2022. The increase in interest from investments was primarily a result of an increase in interest earned due to an increase in reference rates from the period ended September 30, 2022 compared to the same period in 2021. Accelerated amortization of upfront fees from unscheduled paydowns decreased from $9.2 million for the nine months ended September 30, 2021 to $3.6 million for the nine months ended September 30, 2022. Prepayment fees decreased from $11.1 million for the nine months ended September 30, 2021 to $6.9 million for the nine months ended September 30, 2022. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on eleven portfolio investments, partial paydowns on three portfolio investments, realizations on two portfolio investments and earning prepayment fees on ten portfolio investments during the nine months ended September 30, 2021 and full paydowns on seven portfolio investments, partial paydowns on eight portfolio investments, a partial realization of one portfolio investment, a realization of one portfolio investments and earning prepayment fees on nine portfolio investments during the nine months ended September 30, 2022. Other income increased from $5.2 million for the nine months ended September 30, 2021 to $6.1 million for the nine months ended September 30, 2022, primarily due to higher syndication and amendment fees offset by decreased miscellaneous fees earned during the nine months ended September 30, 2022 compared to the same period in 2021.

Expenses

Operating expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest	$18.9	$9.9	$40.4	$29.0
Management fees (net of waivers)	10.1	9.5	28.9	27.5
Incentive fees related to pre-incentive fee net investment income	7.9	8.5	22.5	23.3
Incentive fees related to realized/unrealized capital gains	(0.0)	3.4	(7.7)	13.5
Professional fees	2.0	1.6	5.3	4.8
Directors fees	0.2	0.2	0.6	0.6
Other general and administrative	1.2	1.5	4.0	4.7
Net Expenses	$40.3	$34.6	$94.0	$103.4

Interest

Interest expense, including other debt financing expenses, increased from $9.9 million for the three months ended September 30, 2021 to $18.9 million for the three months ended September 30, 2022. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,240.8 million for the three months ended September 30, 2021 to $1,490.9 million for the three months ended September 30, 2022. The average interest rate on our debt outstanding increased from 2.3% for the three months ended September 30, 2021 to 4.4% for the three months ended September 30, 2022.

Interest expense, including other debt financing expenses, increased from $29.0 million for the nine months ended September 30, 2021 to $40.4 million for the nine months ended September 30, 2022. This increase was primarily due to an increase in the average interest rate on our debt outstanding from 2.3% for the nine months ended September 30, 2021 to 3.3% for the nine months ended September 30, 2022.

Management Fees

Management Fees (gross of waivers) increased from $9.5 million for the three months ended September 30, 2021 to $10.3 million for the three months ended September 30, 2022 due to an increase in average assets for the three months ended September 30, 2022 compared to the same period in 2021. Management Fees (net of waivers) increased from $9.5 million for the three months ended September 30, 2021 to $10.1 million for the three months ended September 30, 2022. The Adviser waived Management Fees of less than $0.1 million and $0.2 million, respectively, for the three months ended September 30, 2021 and 2022 pursuant to the Leverage Waiver.

Management Fees (gross of waivers) increased from $27.7 million for the nine months ended September 30, 2021 to $29.1 million for the nine months ended September 30, 2022 due to an increase in average assets for the nine months ended September 30, 2022 compared to the same period in 2021. Management Fees (net of waivers) increased from $27.5 million for the nine months ended September 30, 2021 to $28.9 million for the nine months ended September 30, 2022. The Adviser waived Management Fees of $0.2 million for both the nine months ended September 30, 2021 and 2022 pursuant to the Leverage Waiver.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income decreased from $8.5 million for the three months ended September 30, 2021 to $7.9 million for the three months ended September 30, 2022 . This decrease resulted from a decrease in prepayment fees earned and an increase in interest expense for the three months ended September 30, 2022. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended September 30, 2022 or 2021. For the three months ended September 30, 2022 and 2021, less than ($0.1) million and $3.4 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income decreased from $23.3 million for the nine months ended September 30, 2021 to $22.5 million for the nine months ended September 30, 2022. This decrease resulted from an increase in interest expense for the nine months ended September 30, 2022 and a decrease in prepayment fees over that period which is partially offset by an increase in interest income on investments due to higher interest rates during the period. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the nine months ended September 30, 2022 or 2021. For the nine months ended September 30, 2022 and 2021, ($7.7) million and $13.5 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees which were primarily due to unrealized losses on investments and unrealized gains on investments, respectively, as a result of changes in credit spreads. As of September 30, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.6 million for the three months ended September 30, 2021 to $2.0 million for the three months ended September 30, 2022. Other general and administrative expenses decreased from $1.5 million for the three months ended September 30, 2021 to $1.2 million for the three months ended September 30, 2022.

Professional fees increased from $4.8 million for the nine months ended September 30, 2021 to $5.3 million for the nine months ended September 30, 2022 primarily due to higher legal costs. Other general and administrative expenses decreased from $4.7 million for the nine months ended September 30, 2021 to $4.0 million for the nine months ended September 30, 2022 primarily due to lower administrative service costs payable to the adviser.

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

For the three and nine months ended September 30, 2022, we recorded a net expense of $0.4 million and $1.5 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2021, we recorded a net expense of $0.1 million and $0.7 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized gains (losses) on investments	$0.3	$(10.5)	$14.4	$6.1
Net realized gains (losses) on foreign currency transactions	(0.2)	(0.0)	(0.2)	(0.0)
Net realized gains (losses) on foreign currency investments	—	(0.0)	0.1	(0.0)
Net realized gains (losses) on foreign currency borrowings	(0.0)	(0.0)	(0.1)	(0.0)
Net realized gains on interest rate swaps	2.3	—	2.3	—
Net Realized Gains (Losses)	$2.4	$(10.5)	$16.5	$6.1

Change in unrealized gains on investments	$12.6	$45.6	$23.0	$97.4
Change in unrealized losses on investments	(24.3)	(18.8)	(99.3)	(29.2)
Net Change in Unrealized Gains (Losses) on Investments	$(11.7)	$26.8	$(76.3)	$68.2
Unrealized gains on foreign currency borrowings	9.2	3.7	15.1	4.3
Unrealized losses on foreign currency cash	(0.0)	—	(0.0)	—
Unrealized losses on interest rate swaps	(2.6)	(1.5)	(7.2)	(4.8)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$6.6	$2.2	$7.9	$(0.5)

Net Change in Unrealized Gains (Losses)	$(5.1)	$29.0	$(68.4)	$67.7

For the three and nine months ended September 30, 2022, we had net realized gains on investments of $0.3 million and $14.4 million, respectively, primarily driven by one investment and one investment, respectively. For the three and nine months ended September 30, 2022, we had net realized losses of $0.2 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the nine months ended September 30, 2022, we had net realized gains of $0.1 million, on foreign currency investments. For the three and nine months ended September 30, 2022, we had net realized losses of less than $0.1 million and $0.1 million, respectively on foreign currency borrowings. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility. For the three and nine months ended September 30, 2022, we had net realized gains on interest rate swaps of $2.3 million related to the reversal of unrealized gains for upfront fees on the interest rate swaps associated with the 2022 Convertible Notes.

For the three months ended September 30, 2022, we had $12.6 million in unrealized gains on 30 portfolio company investments, which was offset by $24.3 million in unrealized losses on 88 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, and also lesser impacts from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments. For the nine months ended September 30, 2022, we had $23.0 million in unrealized gains on 17 portfolio company investments, which was offset by $99.3 million in unrealized losses on 110 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, and also lesser impacts from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments.

For the three and nine months ended September 30, 2022, we had unrealized gains on foreign currency borrowings of $9.2 million and $15.1 million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR and GBP exchange rates. For the three and nine months ended September 30, 2022, we had unrealized losses on foreign currency cash of less than $0.1 million. For the three and nine months ended September 30, 2022, we had unrealized losses on interest rate swaps of $2.6 million and $7.2 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps and the reversal of unrealized gains less for upfront fees received on the interest rate swaps associated with the 2022 Convertible Notes.

For the three and nine months ended September 30, 2021, we had net realized losses on investments of $10.5 million and net realized gains on investments of $6.1 million, respectively, primarily driven by one investment and four investments, respectively. For the three and nine months ended September 30, 2021, we had net realized losses of less than $0.1 million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2021, we had net realized losses of less than $0.1 million, on foreign currency investments. For the three and nine months ended September 30, 2021, we had net realized losses of less than $0.1 million, on foreign currency borrowings. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2022 weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.8% (based on total capital invested of $6.4 billion and total proceeds from these exited investments of $8.0 billion). Ninety-one percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

For the three and nine months ended September 30, 2022, we incurred $9.2 million and $15.1 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2022.

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

See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2022. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of September 30, 2022 and December 31, 2021, our asset coverage ratio was 186.6% and 205.4%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2022, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2022, we had approximately $0.8 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2022, we had $30.3 million in cash and cash equivalents, including $15.6 million of restricted cash, an increase of $14.3 million from December 31, 2021. During the nine months ended September 30, 2022, cash used in operating activities was $278.8 million, primarily attributable to funding portfolio investments of $735.9 million, and other operating activity of $17.0 million which was partially offset by repayments and proceeds from investments of $412.2 million and an increase in net assets resulting from operations of $61.8 million. Cash provided by financing activities was $293.1 million during the period due to borrowings of $1,024.5 million and the issuance of common stock as settlement of a portion of the 2022 Convertible Notes at maturity of $77.6 million, which was partially offset by paydowns on our Revolving Credit Facility of $586.6 million, dividends paid of $115.2 million, settlement of $100.0 million of principal on the 2022 Convertible Notes, repurchases of common stock of $3.0 million, and deferred financing costs of $4.3 million.

As of September 30, 2022, we had $15.6 million of restricted cash pledged as collateral under our interest rate swap agreements, an increase of $1.2 million from December 31, 2021 primarily due to a decrease in the fair value of our swaps.

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

In August 2022, we issued a total of 4,360,125 share of common stock, or $78.1 million as settlement for the conversion of $79.2 million principal amount of the 2022 Convertible Notes.

During the nine months ended September 30, 2022 and 2021, we also issued 1,219,840 and 1,115,079 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $23.7 million and $23.4 million, respectively.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 1, 2022. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the three and nine months ended September 30, 2022, we repurchased 180,542 shares at a weighted average share price of $16.62 inclusive of commissions, for a total cost of $3.0 million. No shares were repurchased during the nine months ended September 30, 2021.

Debt

Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,585.0	$739.3	$845.7	$725.4
2023 Notes	150.0	150.0	—	149.8
2024 Notes	347.5	347.5	—	324.7
2026 Notes	300.0	300.0	—	257.2
Total Debt	$2,382.5	$1,536.8	$845.7	$1,457.1

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2023 Notes, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $13.9 million, $0.2 million, $2.9 million and $4.4 million, respectively.
(3)
The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental ($19.9) million and ($38.4) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

As of September 30, 2022 and December 31, 2021, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2022, we had outstanding debt denominated in Australian Dollars (AUD) of 59.0 million, British pounds (GBP) of 7.9 million, Canadian Dollars (CAD) of 111.5 million, and Euro (EUR) of 13.6 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of September 30, 2022 we had less than $0.1 million letters of credit issued through the Revolving Credit Facility and as of December 31, 2021, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants. In accordance with the terms of the Thirteenth Amendment, the financial covenants require:

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

2022 Convertible Notes

In February 2017, we issued in a private offering $115.0 million aggregate principal amount convertible notes due August 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2022 Convertible Notes were unsecured, and bore interest at a rate of 4.50% per year, payable semiannually. In June 2018, we issued in a registered public offering an additional $57.5 million aggregate principal amount of 2022 Convertible Notes. The additional 2022 Convertible Notes were issued with identical terms, and were fungible with and were part of a single series with the previously outstanding $115.0 million aggregate principal amount of our 2022 Convertible Notes issued in February 2017. The 2022 Convertible Notes matured on August 1, 2022. In connection with the offering of 2022 Convertible Notes in February 2017 and the reopening in June 2018, we entered into interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swaps matched the amount of principal outstanding, and matured on August 1, 2022, matching the maturity date of the 2022 Convertible Notes.

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

On January 26, 2022, we notified the trustee and holders of the 2022 Convertible Notes that the terms of settlement for the notes at our election was a combination settlement of cash and stock to occur after the 40 day observation period described in the notes indenture. We elected to settle any 2022 Convertible Notes that were converted between February 1, 2022 and August 1, 2022 with a specified cash amount (as defined in the indenture governing the 2022 Convertible Notes) of $20.00 per $1,000 principal amount of the 2022 Convertible Notes and any additional amounts in stock based on the applicable conversion rate as described in the indenture.

The 2022 Convertible Notes were accounted for in accordance with ASC Topic 470-20. During the period ended March 31, 2021, we early adopted ASU 2020-06 and in accordance with this guidance reclassified the remaining unamortized discount on the 2022 Convertible Notes from the carrying value of the instrument to “additional paid-in capital” in the accompanying consolidated balance sheet. As a requirement under ASU 2020-06 we calculate diluted earnings per shares using the if-converted method which assumes full share settlement for the aggregate value of the 2022 Convertible Notes.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2022 and December 31, 2021, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2022	December 31, 2021
Alpha Midco, Inc. - Delayed Draw	$0.9	$4.4
American Achievement, Corp. - Revolver	2.4	2.4
ASG II, LLC - Delayed Draw	8.5	—
AvidXchange, Inc. - Delayed Draw	0.8	1.0
Axonify, Inc. - Delayed Draw	7.1	6.9
Bayshore Intermediate #2, L.P. - Revolver	2.4	2.4
BCTO Ace Purchaser, Inc. - Delayed Draw	8.7	—
Bear OpCo, LLC - Delayed Draw	3.0	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	—	12.5
BlueSnap, Inc. - Delayed Draw & Revolver	5.5	12.5
Carlstar Group, LLC - Revolver	8.5	—
Clinicient, Inc. - Revolver	—	1.6
Cordance Operations, LLC - Delayed Draw & Revolver	18.9	—
CrunchTime Information Systems, Inc. - Delayed Draw	7.1	—
DaySmart Holdings, LLC - Delayed Draw	—	4.6
Destiny Solutions Parent Holding Company - Delayed Draw	—	6.5
Dye & Durham Corp. - Delayed Draw & Revolver	7.2	7.9
EDB Parent, LLC - Delayed Draw	21.0	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	2.5	—
Elysian Finco Ltd. - Delayed Draw & Revolver	7.2	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	14.8	16.7
EMS Linq, Inc. - Revolver	8.8	8.8
ExtraHop Networks, Inc. - Delayed Draw	18.9	24.4
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3.4	0.5
G Treasury SS, LLC - Delayed Draw	2.0	6.9
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IntelePeer Holdings, Inc. - Delayed Draw	—	2.6
IRGSE Holding Corp. - Revolver	0.7	0.7
Kyriba Corp. - Revolver	0.0	0.0
LeanTaaS Holdings, Inc. - Delayed Draw	48.3	0.0
Lithium Technologies, LLC - Revolver	2.0	2.0
Lucidworks, Inc. - Delayed Draw & Revolver	0.8	3.3
Murchison Oil and Gas, LLC - Delayed Draw	9.8	—
Netwrix Corp. - Delayed Draw & Revolver	18.2	6.4
Neuintel, LLC - Delayed Draw	5.3	8.6
PageUp People, Ltd. - Delayed Draw	26.7	30.2
Passport Labs, Inc. - Delayed Draw & Revolver	2.8	8.3
PrimePay Intermediate, LLC - Delayed Draw	5.3	8.0
PrimeRevenue, Inc. - Delayed Draw & Revolver	6.5	6.5
Project44, Inc. - Delayed Draw	19.9	19.9
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	28.2	29.9
Tango Management Consulting, LLC - Delayed Draw & Revolver	28.5	38.8
TRP Assets, LLC - Delayed Draw	14.3	18.0
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	—	7.8
WideOrbit, Inc. - Revolver	4.8	4.8
Workwell Acquisition Co. - Delayed Draw	5.6	10.0
Total Portfolio Company Commitments (1)(2)	$393.6	$332.1

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

Other Commitments and Contingencies

As of September 30, 2022 and December 31, 2021, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2022 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$739.3	$—	$—	$739.3	$—
2023 Notes	150.0	150.0	—	—	—
2024 Notes	347.5	—	347.5	—	—
2026 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,536.8	$150.0	$347.5	$1,039.3	$—

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

As of September 30, 2022, 98.9% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of September 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$80.3	$46.1	$34.2
Up 200 basis points	$53.5	$30.7	$22.8
Up 100 basis points	$26.7	$15.4	$11.3
Down 25 basis points	$(6.6)	$(3.8)	$(2.8)
Down 50 basis points	$(13.1)	$(7.6)	$(5.5)

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

On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC, which was most recently amended on June 29, 2022, in order to better align our existing co-investment relief with more recent SEC exemptive orders, including flexibility to allow certain private funds affiliated with us to participate in “follow-on” investments in issuers in which the we are invested, but such private affiliated funds are not invested. On August 3, 2022, the SEC granted the new order in response to our application. The new order provides us with greater flexibility to participate in co-investment transactions with certain proprietary accounts that are majority-owned by our Adviser or its affiliates, to participate in “follow-on” investments in so-called “pre-boarding” investments in which we or an affiliated fund acquired a prior position not in reliance on the prior SEC exemptive order, and to participate in certain “follow-on” investments and pro rata distributions of existing co-investment positions without seeking approval by a majority of our Independent Directors. Our Board has established certain criteria to describe the characteristics of potential co-investment transactions in which we are permitted to participate and regarding which the Adviser should be notified.

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

On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC, which was most recently amended on June 29, 2022, in order to better align our existing co-investment relief with more recent SEC exemptive orders, including flexibility to allow certain private funds affiliated with us to participate in “follow-on” investments in issuers in which the we are invested, but such private affiliated funds are not invested. On August 3, 2022, the SEC granted the new order in response to our application. The new order provides us greater flexibility to participate in co-investment transactions with certain proprietary accounts that are majority-owned by our Adviser or its affiliates, to participate in “follow-on” investments in so-called “pre-boarding” investments in which we or an affiliated fund acquired a prior position not in reliance on the prior SEC exemptive order, and to participate in certain “follow-on” investments and pro rata distributions of existing co-investment positions without seeking approval by a majority of our Independent Directors. Our Board has established certain criteria to describe the characteristics of potential co-investment transactions in which we are permitted to participate and regarding which the Adviser should be notified.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of September 30, 2022, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of September 30, 2022, we had $1,536.8 million of outstanding indebtedness, which had an annualized interest cost of 4.38% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2023 Notes, 2024 Notes and 2026 Notes. As of September 30, 2022, as adjusted to give effect to the interest rate swaps, the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, and the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 2.4%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of September 30, 2022

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-26.6%	-15.8%	-5.1%	5.7%	16.5%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of September 30, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2022.
(2)
In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at September 30, 2022 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.4% by the approximately $1,536.8 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at September 30, 2022 to determine the “Corresponding return to stockholder.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding shares of our common stock repurchased by the Company for each month in the three month period ending September 30, 2022.

($ in thousands, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2022	—	$—	—	$—
August 2022	—	—	—	—
September 2022	180,542	16.62	180,542	47,000
Total	180,542	$16.62	180,542	$47,000

(1) On August 4, 2015 the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company's common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount under the extension of the stock repurchase program prior to its expiration since that time, most recently as of November 1, 2022. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)
Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIXTH STREET SPECIALTY LENDING, INC.

Date: November 1, 2022	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: November 1, 2022	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer