Form 10-K
period 2022-12-31
Sixth Street Specialty Lending, Inc.
filed 2023-02-16
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date of $18.50 on The New York Stock Exchange, was approximately $1,357,265,548. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 16, 2023 was 81,389,287.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2023 annual meeting of stockholders are incorporated by reference in Part III.

Auditor Firm Id:185 Auditor Name: KPMG LLP Auditor Location: New York, New York

SIXTH STREET SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2022

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

PART I

In this Annual Report, except where the context suggests otherwise, the terms “TSLX,” “we,” “us,” “our,” and “the Company” refer to Sixth Street Specialty Lending, Inc. The term “Adviser” refers to Sixth Street Specialty Lending Advisers, LLC, a Delaware limited liability company. The term “Sixth Street” refers to Sixth Street Partners, LLC.

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2022, we have originated approximately $24.4 billion aggregate principal amount of investments and retained approximately $9.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2022, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 91.7% of our total investments based on fair value, had weighted average annual revenue of $152.0 million and weighted average annual EBITDA of $45.9 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). We invest in first-lien debt, second-lien debt, mezzanine and unsecured debt and equity and other investments. Our first-lien debt may include stand-alone first-lien loans; “last out” first-lien loans, which are loans that have a secondary priority behind super-senior “first out” first-lien loans; “unitranche” loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position; and secured corporate bonds with similar features to these categories of first-lien loans. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. As of December 31, 2022, based on fair value our portfolio consisted of 90.3% first-lien debt investments, 1.5% second-lien debt investments, 0.4% mezzanine investments, 6.0% equity and other investments and 1.8% structured credit investments. As of December 31, 2022, 98.9% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation. As of December 31, 2022 we had investments in 121 portfolio companies (including 43 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment), with an average investment size of approximately $23.0 million based on fair value. When excluding investments in structured credit investments, the average investment in our remaining portfolio companies was approximately $35.1 million as of December 31, 2022. As of December 31, 2022, the largest single investment based on fair value represented 2.8% of our total investment portfolio.

As of December 31, 2022, our portfolio was invested across 18 different industries. The largest industries in our portfolio as of December 31, 2022 were Business Services and Internet Services, which represented, as a percentage of our portfolio, 14.4%, and 13.9% respectively, based on fair value.

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

Sixth Street is a global investment business with over $65 billion of assets under management as of December 31, 2022. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 475 investment and operating professionals. As of December 31, 2022, forty-four (44) of these personnel are dedicated to our business, including thirty-four (34) investment professionals.

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

In November 2022, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2023, and may be extended subject to required approvals.

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

Structure of Investments

Since beginning our investment activities in July 2011, we have sought to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity and other investments.

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

Investments

As of December 31, 2022 and 2021, we had made investments with an aggregate fair value of $2,787.9 million and $2,521.6 million, respectively, in 121 and 72 portfolio companies, respectively.

Investments consisted of the following at December 31, 2022 and 2021:

	December 31, 2022
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,529.3	$2,517.9	$(11.4)
Second-lien debt investments	42.7	40.8	(1.9)
Mezzanine debt investments	7.5	10.1	2.6
Equity and other investments	142.1	167.7	25.6
Structured credit investments	53.1	51.4	(1.7)
Total Investments	$2,774.7	$2,787.9	$13.2

	December 31, 2021
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,265.6	$2,298.9	$33.3
Second-lien debt investments	42.6	42.7	—
Mezzanine debt investments	9.4	18.6	9.2
Equity and other investments	109.3	155.6	46.3
Structured credit investments	5.1	5.8	0.7
Total Investments	$2,432.0	$2,521.6	$89.5

(1)
Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Automotive	1.2%	—
Business Services	14.4%	16.8%
Chemicals	0.7%	—
Communications	2.7%	3.5%
Education	5.8%	12.2%
Financial Services	12.8%	11.4%
Healthcare	9.9%	8.4%
Hotel, Gaming and Leisure	4.5%	2.4%
Human Resource Support Services	11.9%	11.9%
Internet Services	13.9%	8.7%
Manufacturing	1.3%	—
Marketing Services	0.4%	1.8%
Office Products	0.7%	0.2%
Oil, Gas and Consumable Fuels	3.9%	3.7%
Other	3.3%	1.6%
Pharmaceuticals	0.0%	3.8%
Retail and Consumer Products	11.4%	12.3%
Transportation	1.2%	1.3%
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as Healthcare, and Business Services) and not by the product or services (such as Software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
United States
Midwest	11.6%	12.5%
Northeast	25.4%	24.2%
South	24.3%	23.4%
West	30.7%	31.8%
Australia	2.2%	2.4%
Canada	4.3%	5.7%
Germany	0.1%	—
Luxembourg	0.1%	—
Norway	0.7%	—
United Kingdom	0.6%	—
Total	100.0%	100.0%

Investment Commitments

As of December 31, 2022 and 2021, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2022	December 31, 2021
Alpha Midco, Inc. - Delayed Draw	$0.9	$4.4
American Achievement, Corp. - Revolver	2.4	2.4
ASG II, LLC - Delayed Draw	7.0	—
Avalara, Inc. - Revolver	3.9	—
AvidXchange, Inc. - Delayed Draw	—	1.0
Axonify, Inc. - Delayed Draw	6.1	6.9
Bayshore Intermediate #2, L.P. - Revolver	1.6	2.4
BCTO Ace Purchaser, Inc. - Delayed Draw	6.6	—
Bear OpCo, LLC - Delayed Draw	2.6	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	—	12.5
BlueSnap, Inc. - Delayed Draw & Revolver	2.5	12.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	8.6	—
Carlstar Group, LLC - Revolver	8.5	—
Clinicient, Inc. - Revolver	—	1.6
Cordance Operations, LLC - Delayed Draw & Revolver	12.0	—
CrunchTime Information Systems, Inc. - Delayed Draw	7.1	—
DaySmart Holdings, LLC - Delayed Draw	—	4.6
Destiny Solutions Parent Holding Company - Delayed Draw	—	6.5
Dye & Durham Corp. - Delayed Draw & Revolver	6.3	7.9
EDB Parent, LLC - Delayed Draw	18.0	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.6	—
Elysian Finco Ltd. - Delayed Draw & Revolver	6.8	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8.8	16.7
EMS Linq, Inc. - Revolver	8.8	8.8
ExtraHop Networks, Inc. - Delayed Draw	17.1	24.4
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3.4	0.5
G Treasury SS, LLC - Delayed Draw	3.3	7.0
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.0	—
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IntelePeer Holdings, Inc. - Delayed Draw	—	2.6
IRGSE Holding Corp. - Revolver	0.3	0.7
Kyriba Corp. - Delayed Draw & Revolver	—	—
LeanTaaS Holdings, Inc. - Delayed Draw	47.2	—
Lithium Technologies, LLC - Revolver	2.0	2.0
Lucidworks, Inc. - Delayed Draw & Revolver	0.8	3.3
Murchison Oil and Gas, LLC - Delayed Draw	9.8	—
Netwrix Corp. - Delayed Draw & Revolver	13.9	6.4
Neuintel, LLC - Delayed Draw	4.2	8.6
OutSystems Luxco SARL - Delayed Draw	2.1	—
PageUp People, Ltd. - Delayed Draw & Revolver	5.8	30.2
Passport Labs, Inc. - Delayed Draw & Revolver	2.8	8.3
Ping Identity Holding Corp. - Revolver	2.3	—
PrimePay Intermediate, LLC - Delayed Draw	2.5	8.0
PrimeRevenue, Inc. - Delayed Draw & Revolver	6.3	6.5
Project44, Inc. - Delayed Draw	19.9	19.9
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	22.7	29.9
Tango Management Consulting, LLC - Delayed Draw & Revolver	26.6	38.8
TRP Assets, LLC - Delayed Draw and Membership Interest	7.8	18.0
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	—	7.8
WideOrbit, Inc. - Revolver	4.8	4.8
Workwell Acquisition Co. - Delayed Draw	—	10.0
Total Portfolio Company Commitments (1)(2)	$338.0	$332.2

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

Other Commitments and Contingencies

As of December 31, 2022 and 2021, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2022 and 2021, our asset coverage was 188.6% and 205.4%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,585.0	$719.3	$865.7	$706.2
2023 Notes	150.0	150.0	—	149.9
2024 Notes	347.5	347.5	—	325.5
2026 Notes	300.0	300.0	—	260.2
Total Debt	$2,382.5	$1,516.8	$865.7	$1,441.8

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2023 Notes, 2024 Notes and 2026 Notes are presented net of deferred financing costs and original issue discounts totaling $13.2 million, less than $0.1 million, $2.6 million and $4.1 million, respectively.
(3)
The carrying value of the 2024 Notes and 2026 Notes is presented inclusive of an incremental $(19.4) million and $(35.7) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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
(3)
The carrying value of the 2024 Notes and 2026 Notes is presented inclusive of an incremental $4.4 million and $(10.2) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense were as follows:

($ in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest expense	$49.9	$39.7	$36.5
Commitment fees	4.1	4.4	3.7
Amortization of deferred financing costs	5.7	6.1	5.1
Accretion of original issue discount	0.8	0.7	0.5
Swap settlement	2.5	(12.1)	(6.4)
Total Interest Expense	$63.0	$38.8	$39.4
Average debt outstanding	$1,342.0	$1,223.4	$1,001.6
Weighted average interest rate	3.9%	2.3%	3.0%

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

In addition to our Adviser, Sixth Street has a team of over 475 investment and operating professionals. As of December 31, 2022, forty-four (44) of these personnel are dedicated to our business, including thirty-four (34) investment professionals.

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

For each of the years ended December 31, 2022, 2021, and 2020, Management Fees (gross of waivers) were $39.9 million, $37.1 million and $32.1 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the years ended December 31, 2022 and 2021, Management Fees of $0.4 million, and $0.2 million, respectively, have been waived pursuant to the Leverage Waiver. The Adviser did not waive any Management Fees for the year ended December 31, 2020 pursuant to the Leverage Waiver.

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

For the years ended December 31, 2022, 2021 and 2020, Incentive Fees were $24.5 million, $46.6 million and $32.9 million, respectively, of which $33.4 million, $33.1 million, and $31.5 million, respectively, were realized and payable to the Adviser. For the years ended December 31, 2022, 2021 and 2020, $(8.9) million, $13.5 million, and $1.4 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

The Adviser did not waive any Incentive Fees for the years ended December 31, 2022, 2021 and 2020. Any waived Incentive Fees are not subject to recoupment by the Adviser.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the years ended December 31, 2022, 2021, and 2020, we incurred expenses of $3.1 million, $4.8 million, and $3.8 million, respectively, for administrative services payable under the terms of the Administration Agreement, which are included in Other general and administrative expenses.

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

(*)The hypothetical amount of pre-Incentive Fee net investment income shown is based on a percentage of total net assets.

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2023, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, Sixth Street, and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed the Investment Advisory Agreement in November 2022. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. See “—Senior Securities” for more information. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2022 and 2021, our asset coverage was 188.6% and 205.4% respectively.

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

As of December 31, 2022 and 2021, our asset coverage was 188.6% and 205.4% respectively.

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
•
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC.
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
•
The Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner.
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
•
Because we generally do not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over those portfolio companies or prevent decisions by management of those portfolio companies.
•
We are exposed to risks associated with changes in interest rates.
•
We may not be able to realize expected returns on our invested capital.
•
By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•
Our portfolio companies in some cases may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies and we may be exposed to special risks associated with bankruptcy cases.
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
•
Our portfolio investments may present special tax issues, and there are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.
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
•
Investing in our securities may involve a high degree of risk and the market price of our common stock may fluctuate significantly and could decline.
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

As of December 31, 2022, we had $1,516.8 million principal amount of outstanding indebtedness, which had an annualized interest cost of 3.9% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2023 Notes, 2024 Notes and 2026 Notes.

As of December 31, 2022, as adjusted to give effect to the interest rate swaps, the interest rate on the 2023 Notes was three-month LIBOR plus 1.99%, the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91%.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2022

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	(25.6%)	(15.0%)	(4.4%)	6.2%	16.7%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2022.
(2)
In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2022 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 3.91% by the approximately $1,516.8 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2022 to determine the “Corresponding return to stockholder.”

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

As of December 31, 2022 and 2021, we elected to retain approximately $63 million and $32 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded an expense of $2.2 million and $0.7 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. As of January 1, 2022, consistent with FCA’s prior announcement, British pound, euro, Swiss franc and Japanese yen settings and the one-week and two-month U.S. dollar LIBOR settings are no longer available. Until March 31, 2023, one-month and six-month British pound settings will continue publication on a changed methodology (i.e., “synthetic”) basis, but these synthetic rates may only be used in legacy LIBOR contracts, other than cleared derivatives, that have not been changed at or ahead of the end of 2021. At the end of 2022, FCA ceased publication of synthetic Japanese yen LIBOR. The remaining U.S. dollar LIBOR settings will permanently cease immediately after June 30, 2023, though FCA has proposed to require the 1-, 3- and 6-month US dollar LIBOR settings to be published on a synthetic basis until September 30, 2024.

On December 16, 2022, the U.S. Federal Reserve adopted a final rule pursuant to Adjustable Interest Rate (LIBOR) Act of 2021 (LIBOR Act) that will replace US dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”) in certain financial contracts after June 30, 2023. However, the scope of LIBOR Act is limited and it is unclear whether SOFR will attain market traction as a LIBOR replacement beyond the extent required by LIBOR Act and the implementing regulation. Because of this uncertainty, we cannot reasonably estimate the expected impact of a transition away from LIBOR to our business.

Further, on October 23, 2020, the International Swap and Derivatives Association (“ISDA”) launched (i) Supplement number 70 to the 2006 ISDA Definitions (“IBOR Supplement”) and (ii) the ISDA 2020 IBOR Fallbacks Protocol (“IBOR Protocol”). The IBOR Supplement is intended to enhance the robustness of derivatives contracts traded on or after January 25, 2021 by addressing the risk that some interbank offered rates (“IBORs”) are permanently discontinued or, in the case of LIBOR, cease to be representative, by applying fallbacks to specified alternative references rates upon such a trigger. The IBOR Protocol permits adhering parties to amend in-scope transactions entered into prior to January 25, 2021 on similar terms. On September 8, 2022, ISDA published guidance on the interaction between risk-free rate publications, IBOR Fallback publications, and the ISDA Definitions. These documents are a critical element to industry efforts to facilitate the derivatives markets’ transition away from LIBOR and other IBORs.

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

We may also enter into swaps and similar instruments that reference LIBOR, including swaps used to manage long-term interest rate risk related to assets and/or liabilities. In addition to us potentially needing to renegotiate some of those instruments to address a transition away from LIBOR, there also may be different conventions that arise in different but related market segments, which could result in mismatches between different assets and liabilities and, in turn, in possible unexpected gains and/or losses for us. In addition and as further described above, SOFR and other replacement rates are conceptually different than LIBOR, in that they are overnight, secured rates instead of unsecured, term rates, which could behave differently from LIBOR in ways that cause the Fund to owe greater payments or receive less payments under its derivatives, at least during certain market cycles. Some of these replacement rates may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for us.

Changes in tax laws, including the Tax Cuts and Jobs Act and the Inflation Reduction Act may adversely affect our business.

Recent changes to U.S. tax laws, including the Tax Cuts and Jobs Act enacted on December 22, 2017 (“Tax Reform”), the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”) and the Inflation Reduction Act,

enacted on August 16, 2022 (the “IRA”) have made significant changes to the U.S. federal income tax system. Among other things, Tax Reform may limit the ability of borrowers to fully deduct interest expense. This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans. In addition, the IRA introduced a corporate alternative minimum tax of 15% of the “adjusted financial statement income” of certain domestic corporations as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. Further changes could be made under the new Presidential administration in the United States. Such changes to the tax laws, including (i) changes to interest deductibility, utility of net operating losses and other provisions of Tax Reform, (ii) the corporate alternative minimum tax, excise tax on stock repurchases and other provisions of the IRA or (iii) changes pursuant to future legislation or regulatory guidance could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us. Prospective investors are urged to consult with their own advisors about the potential effects of Tax Reform, IRA and other changes in tax laws on the loan market and about the tax consequences of an investment in us.
Risks Related to Economic Conditions

The COVID-19 pandemic has materially and adversely affected, and is likely to continue to materially and adversely affect, our portfolio companies and the results of our operations, including our financial results.

The COVID-19 outbreak has led to, and for an unknown and potentially significant period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby. To date, cross border commercial activity and market sentiment have been negatively impacted by the outbreak and government and other measures seeking to contain its spread. With respect to the U.S. credit markets, and middle-market loans and the businesses of our portfolio companies in particular, this outbreak has resulted in, and is likely to continue to result in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees and liquidity issues. We cannot predict when, or if, the impacts of the COVID-19 pandemic may lessen, including whether new variants will emerge and how severe they will be. As a result, these conditions could result in (i) increased draws by some eligible borrowers on revolving lines of credit and/or (ii) increased requests by some borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. This outbreak and its effects are having, and the effects of any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material.

The effects of the COVID-19 pandemic may heighten the other risk factors described in this Annual Report.

We are currently operating in a period of disruption, volatility and uncertainty in the capital markets and in the economy generally.

The U.S. capital markets have experienced extreme volatility and disruption in recent years, on account of, but not solely owing to the spread of COVID-19 in the United States and globally, the large-scale invasion of Ukraine by Russia that began in February 2022 and related responses and the monetary policies of the Federal Reserve. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement, and the large-scale invasion of Ukraine by Russia that began in February 2022 and related responses, has led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, after raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Following recent heightened inflation, the Federal Reserve raised the target rate seven times in 2022, raising the fed funds rate by about three percentage points in six month period. In 2023, it is possible that the Federal Reserve will raise the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2022 U.S. election, the Democratic Party currently controls the executive branch of government and the Senate, while the Republican Party controls the House. The divided U.S. Congress makes passage of legislation that could significantly affect the regulation of U.S. financial markets less likely. Despite the reduced likelihood of congressional action with respect to financial services, areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The United States may also potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of Brexit as well as Russia’s invasion of Ukraine, among other current events, could have negative impacts on the economies of countries in Europe and elsewhere. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. stockholders free from withholding taxes.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk and interest rate risk related to specific portfolio companies. In addition, in connection with our 2023 Notes, 2024 Notes and 2026 Notes which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

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

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Our cleared OTC derivatives (such as the interest rate swaps we entered into in connection with certain investments in portfolio companies and our 2023 Notes, 2024 Notes and 2026 Notes) are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared. The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

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
•
the impact of the large-scale invasion of Ukraine by Russia that began in February 2022, related sanctions and other potential retaliatory actions or responses;
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

Sales of substantial amounts of our common stock, the availability of such common stock for sale or the perception that such sales could occur could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities or the availability of securities for future sales will have on the market price of our common stock prevailing from time to time.

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

We have entered into an agreement with Goldman Sachs & Co. LLC, which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman Sachs & Co. LLC, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or May 31, 2023.

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
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including wars or terrorist acts;
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

Holders

As of February 16, 2023, there were approximately 3 holders of record of our common stock (including Cede & Co.).

Issuer Purchases of Equity Securities

The following table provides information regarding shares of our common stock repurchased by the Company for each month in the three month period ending December 31, 2022.

($ in thousands, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2022	187,664	$16.88	187,664	$43,833
November 2022	—	—	—	50,000
December 2022	—	—	—	50,000
Total	187,664	$16.88	187,664

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

Stock Performance Graph

The following graph compares the total return on our common stock from December 29, 2017 to December 31, 2022 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index (“Leverage Loan Index”), and the Bloomberg Barclays US Corporate High Yield Total Return Index (“High Yield Bond Index”). This graph assumes that on December 29, 2017, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the Leverage Loan Index and the High Yield Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The performance included in the below graph is not necessarily indicative of future performance.

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2022 is attached as an exhibit to this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit
Revolving Credit Facilities
December 31, 2022	$719.3	$1,885.7	$—	N/A
December 31, 2021	316.4	2,053.6	—	N/A
December 31, 2020	472.3	2,045.4	—	N/A
December 31, 2019	495.7	2,004.1	—	N/A
December 31, 2018	187.5	2,705.2	—	N/A
December 31, 2017	486.8	2,355.3	—	N/A
December 31, 2016	578.7	2,376.6	—	N/A
December 31, 2015	540.3	2,257.3	—	N/A
December 31, 2014	283.9	3,110.3	—	N/A
December 31, 2013	432.3	2,329.5	—	N/A
Convertible Senior Notes due 2019
December 31, 2022	$—	$—	$—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	114.3	2,705.2	—	N/A
December 31, 2017	113.7	2,355.3	—	N/A
December 31, 2016	113.1	2,376.6	—	N/A
December 31, 2015	112.5	2,257.3	—	N/A
December 31, 2014	111.9	3,110.3	—	N/A
Convertible Senior Notes due 2022
December 31, 2022	$—	$—	$—	N/A
December 31, 2021	100.0	2,053.6	—	N/A
December 31, 2020	142.5	2,045.4	—	N/A
December 31, 2019	171.9	2,004.1	—	N/A
December 31, 2018	171.7	2,705.2	—	N/A
December 31, 2017	114.7	2,355.3	—	N/A
2023 Notes
December 31, 2022	$150.0	$1,885.7	$—	N/A
December 31, 2021	150.0	2,053.6	—	N/A
December 31, 2020	150.0	2,045.4	—	N/A
December 31, 2019	150.0	2,004.1	—	N/A
December 31, 2018	150.0	2,705.2	—	N/A
2024 Notes
December 31, 2022	$346.8	$1,885.7	$—	N/A
December 31, 2021	346.4	2,053.6	—	N/A
December 31, 2020	346.1	2,045.4	—	N/A
December 31, 2019	297.2	2,004.1	—	N/A
2026 Notes
December 31, 2022	$298.5	$1,885.7	$—	N/A
December 31, 2021	298.1	2,053.6	—	N/A

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

Not applicable.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2022, we have originated more than $24.4 billion aggregate principal amount of investments and retained approximately $9.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct investment originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2022, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 91.7% of our total investments based on fair value, had weighted average annual revenue of $152.0 million and weighted average annual EBITDA of $45.9 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2022, the largest single investment based on fair value represented 2.8% of our total investment portfolio.

As of December 31, 2022, the average investment size in each of our portfolio companies was approximately $23.0 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments, the average investment in our remaining portfolio companies was approximately $35.1 million as of December 31, 2022.

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

As of December 31, 2022, the largest industry represented 14.4% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2022, approximately 91.7% of our portfolio was invested in secured debt, including 90.3% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2022, the weighted average term on new investment commitments in new portfolio companies was 6.1 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2022, we had call protection on 80.7% of our debt investments based on fair value, with weighted average call prices of 107.0% for the first year, 103.7% for the second year and 101.3% for the third year, in each case from the date of the initial investment. As of December 31, 2022, 98.9% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $65 billion of assets under management as of December 31, 2022. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 475 investment and operating professionals. As of December 31, 2022, forty-four (44) of these personnel are dedicated to our business, including thirty-four (34) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2022, 98.9% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the year ended December 31, 2022, 4.1% of our total investment income was comprised of PIK interest.

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

Subsequent to the global financial crisis, the implementation of regulatory changes such as Basel III requirements, Leverage Lending Guidance, and the Volcker Rule, tightened risk appetites and reduced the capacity of traditional lenders to serve middle-market companies. We believe that these dynamics create a significant opportunity for us to directly originate investments. We also believe that the large amount of uninvested capital held by private equity firms will continue to drive deal activity, which may in turn create additional demand for debt capital.

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

Portfolio and Investment Activity

As of December 31, 2022, our portfolio based on fair value consisted of 90.3% first-lien debt investments, 1.5% second-lien debt investments, 0.4% mezzanine investments, 6.0% equity and other investments and 1.8% structured credit investments. As of December 31, 2021, our portfolio based on fair value consisted of 91.2% first-lien debt investments, 1.7% second-lien debt investments, 0.7% mezzanine investments, 6.0% equity and other investments and 1.8% structured credit investments.

As of December 31, 2022 and December 31, 2021, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 13.5% and 10.0%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.4% and 10.2%, respectively.

As of December 31, 2022 and December 31, 2021, we had investments in 121 (including 43 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) and 72 portfolio companies, respectively, with an aggregate fair value of $2,787.9 million and $2,521.6 million, respectively.

For the year ended December 31, 2022, the principal amount of new investments funded was $864.0 million in 65 new portfolio companies and 20 existing portfolio companies. For this period, we had $653.8 million aggregate principal amount in exits and repayments.

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

Our investment activity for the years ended December 31, 2022, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in millions)	2022	2021	2020
New investment commitments:
Gross originations	$4,240.9	$4,269.9	$3,296.8
Less: Syndications/sell downs	3,156.7	3,152.5	2,112.1
Total new investment commitments	$1,084.2	$1,117.4	$1,184.7
Principal amount of investments funded:
First-lien	$761.7	$1,022.1	$909.6
Second-lien	—	43.5	5.2
Mezzanine	—	6.1	4.1
Equity and other	44.8	—	7.2
Structured credit	57.5	45.7	12.9
Total	$864.0	$1,117.4	$939.0
Principal amount of investments sold or repaid:
First-lien	$645.4	$962.6	$922.1
Second-lien	—	5.8	4.4
Mezzanine	—	—	—
Equity and other	4.3	31.7	12.5
Structured credit	4.1	4.4	2.3
Total	$653.8	$1,004.5	$941.3
Number of new investment commitments in new portfolio companies	65	25	31
Average new investment commitment amount in new portfolio companies	$14.6	$47.5	$30.9
Weighted average term for new investment commitments in new portfolio companies (in years)	6.1	5.3	4.6
Percentage of new debt investment commitments at floating rates (1)	98.9%	99.5%	98.8%
Percentage of new debt investment commitments at fixed rates	1.1%	0.5%	1.2%
Weighted average interest rate of new investment commitments	11.9%	9.2%	10.2%
Weighted average spread over reference rate of new floating rate investment commitments	7.8%	9.0%	10.0%
Weighted average interest rate on investments sold or paid down	9.9%	9.1%	9.7%

(1)
Includes one fixed rate investment for the year ended December 31, 2020.

As of December 31, 2022 and 2021, our investments consisted of the following:

	December 31, 2022		December 31, 2021
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,517.9	$2,529.3	$2,298.9	$2,265.6
Second-lien debt investments	40.8	42.7	42.7	42.6
Mezzanine debt investments	10.1	7.5	18.6	9.4
Equity and other investments	167.7	142.1	155.6	109.3
Structured credit investments	51.4	53.1	5.8	5.1
Total	$2,787.9	$2,774.7	$2,521.6	$2,432.0

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,787.7	100.0%	$2,521.4	100.0%
Non-accrual (1)	0.2	0.0	0.2	0.0
Total	$2,787.9	100.0%	$2,521.6	100.0%

	December 31, 2022		December 31, 2021
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,772.8	99.9%	$2,428.6	99.9%
Non-accrual (1)	1.9	0.1	3.4	0.1
Total	$2,774.7	100.0%	$2,432.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted average total yield of debt and income producing securities (1)	13.5%	10.0%
Weighted average interest rate of debt and income producing securities	13.1%	9.5%
Weighted average spread over LIBOR of all floating rate investments (2)	8.7%	9.4%

(1)
Weighted average total portfolio yield at fair value was 12.8% at December 31, 2022 and 9.4% at December 31, 2021.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2022 and 2021. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2022		December 31, 2021
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value		Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)		Total Portfolio
1	$2,472.8	88.7%	$2,264.8		89.8%
2	293.6	10.5	175.8		7.0
3	21.3	0.8	80.8		3.2
4	—	—	—		—
5	0.2	0.0	0.2	(1)	0.0
Total	$2,787.9	100.0%	$2,521.6		100.0%

(1)
Includes investments with an amortized cost of $1.5 million for which the fair value as of December 31, 2021 was $0.

Results of Operations

Operating results for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Total investment income	$309.3	$278.6	$270.0
Less: Net expenses	140.4	135.8	117.3
Net investment income before income taxes	168.9	142.8	152.7
Less: Income taxes, including excise taxes	2.6	0.4	5.7
Net investment income	166.3	142.4	147.0
Net realized gains (losses) (1)	16.7	28.9	(2.6)
Net change in unrealized gains (losses) (1)	(74.9)	40.5	33.7
Net increase in net assets resulting from operations	$108.1	$211.8	$178.1

(1)
Includes foreign exchange hedging activity.

Investment Income

	For the Year Ended December 31,
($ in millions)	2022	2021	2020
Interest from investments	$297.6	$266.7	$245.7
Dividend income	2.2	4.2	1.8
Other income	9.5	7.7	22.5
Total investment income	$309.3	$278.6	$270.0

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $266.7 million for the year ended December 31, 2021 to $297.6 million for the year ended December 31, 2022, primarily due to an increase in interest rates and total assets outstanding for the year ended December 31, 2022 compared to the same period in 2021. Accelerated amortization of upfront fees, from unscheduled paydowns, decreased from $17.3 million for the year ended December 31, 2021 to $6.5 million for the year ended December 31, 2022, and prepayment fees decreased from $16.9 million for the year ended December 31, 2021 to $15.0 million for the year ended December 31, 2022. The accelerated amortization and prepayment fees primarily resulted from full paydowns on 20 portfolio investments, partial paydowns on four portfolio investments, realizations on three portfolio investments, partial realizations on two portfolio investments and prepayment fees on 16 portfolio investments during the year ended December 31, 2021, and full paydowns on 12 portfolio investments, partial paydowns on ten portfolio investments, realizations on two portfolio investments, partial realization of one portfolio investments, and prepayment fees on 12 portfolio investments during the year ended December 31, 2022. Dividend income decreased from $4.2 million for the year ended December 31, 2021 to $2.2 million for the year ended December 31, 2022 due to decreased investment in dividend yielding securities in 2022. Other income increased from $7.7 million for the year ended December 31, 2021 to $9.5 million for the year ended December 31, 2022, primarily due to increased amendment and other miscellaneous fees earned during 2022.

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

Expenses

Operating expenses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended December 31,
($ in millions)	2022	2021	2020
Interest	$63.0	$38.8	$39.4
Management fees (net of waivers)	39.5	36.9	32.1
Incentive fees related to pre-incentive fee net investment income (net of waivers)	33.4	33.1	31.5
Incentive fees related to realized/unrealized capital gains	(8.9)	13.5	1.4
Professional fees	7.2	6.6	6.8
Directors fees	0.7	0.7	0.8
Other general and administrative	5.5	6.2	5.3
Net Expenses	$140.4	$135.8	$117.3

Interest

Interest expense, including other debt financing expenses, increased from $38.8 million for the year ended December 31, 2021 to $63.0 million for the year ended December 31, 2022. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,223.4 million for the year ended December 31, 2021 to $1,342.0 million for the year ended December 31, 2022. The average interest rate on our debt outstanding increased from 2.3% for the year ended December 31, 2021 to 3.9% for the year ended December 31, 2022 due to a change in the mix of our debt financing sources and a change in SOFR rates.

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

Management Fees

Management Fees (gross of waivers) increased from $37.1 million for the year ended December 31, 2021 to $39.9 million for the year ended December 31, 2022 due to an increase in average total assets. Management Fees waived were $0.4 million for the year ended December 31, 2022, pursuant to the Leverage Waiver. Management Fees waived were $0.2 million for the year ended December 31, 2021.

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

Incentive Fees

For the years ended December 31, 2022, 2021 and 2020, Incentive Fees were $24.5 million, $46.6 million and $32.9 million, respectively, of which $33.4 million, $33.1 million, and $31.5 million, respectively, were realized and payable to the Adviser. For the years ended December 31, 2022, 2021 and 2020, $(8.9) million, $13.5 million, and $1.4 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

Any waived Incentive Fees are not subject to recoupment by the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $6.6 million for the year ended December 31, 2021 to $7.2 million for the year ended December 31, 2022 due to higher legal fees and higher independent third-party valuation firm and sub-agent administration costs due to a larger portfolio. Other general and administrative fees decreased from $6.2 million for the year ended December 31, 2021 to $5.5 million for the year ended December 31, 2022 primarily driven by a decrease in administrative services incurred under the Administration Agreement.

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

For the calendar years ended December 31, 2022, 2021 and 2020 we recorded a net expense of $2.6 million, $0.4 million and $5.8 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
($ in millions)	2022	2021	2020
Net realized gains (losses) on investments	$14.7	$28.8	$(3.1)
Net realized gains (losses) on extinguishment of debt	—	—	0.7
Net realized gains (losses) on foreign currency transactions	(0.1)	0.1	0.0
Net realized gains (losses) on foreign currency investments	(0.7)	(3.4)	(1.1)
Net realized gains (losses) on foreign currency borrowings	0.5	3.4	1.0
Net realized gains (losses) on interest rate swaps	2.3	—	(0.1)
Net Realized Gains (Losses)	$16.7	$28.9	$(2.6)

Change in unrealized gains (losses) on investments	$22.3	$97.7	$74.4
Change in unrealized gains (losses) on investments	(98.7)	(48.0)	(42.4)
Net Change in Unrealized Gains (Losses) on Investments	$(76.4)	$49.7	$32.0
Unrealized gains (losses) on foreign currency borrowings	8.4	(0.6)	(5.1)
Unrealized gains (losses) on foreign currency cash	0.3	0.0	0.0
Unrealized gains (losses) on interest rate swaps	(6.6)	(6.7)	6.8
Income tax provision on unrealized gains (losses)	(0.6)	(1.9)	—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions, Interest Rate Swaps and Income Tax Provision	$1.5	$(9.2)	$1.7

Net Change in Unrealized Gains (Losses)	$(74.9)	$40.5	$33.7

For the years ended December 31, 2022, 2021, and 2020, we had net realized gains on investments of $14.7 million, net realized gains on investments of $28.8 million and net realized losses on investments of $3.1 million, respectively. For the years ended December 31, 2022 and 2021, there were no net realized gains or losses on extinguishment of debt. For the year ended December 31, 2020, we had net realized gains of $0.7 million on extinguishment of debt, as a result of repurchases of our debt securities. For the year ended December 31, 2022, we had net realized losses of $0.1 million, and for the years ended December 31, 2021 and 2020, we had net realized gains of $0.1 million and less than $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2022, 2021 and 2020, we had net realized losses on foreign currency investments of $(0.7) million, $(3.4) million and $1.1 million, respectively. For the years ended December 31, 2022, 2021, and 2020, we had net realized gains on foreign currency borrowings of $0.5 million, $3.4 million and $1.0 million, respectively. The net realized gains on foreign currency borrowings were a result of payments on our revolving credit facility. For the year ended December 31, 2022, we had net realized gains on interest rate swaps of $2.3 million related to the reversal of unrealized gains for upfront fees on the interest rate swaps associated with the 2022 Convertible Notes. For the years ended December 31, 2021 and 2020, there were no net realized gains or losses and net realized losses of $0.1 million, respectively, on interest rate swaps.

For the year ended December 31, 2022, we had $22.3 million in unrealized gains on 26 portfolio company investments, which was offset by $98.7 million in unrealized losses on 106 portfolio company investments. Unrealized gains for the year ended December 31, 2022 resulted from an increase in fair value, primarily due to positive valuation adjustments, unwind of prior period unrealized losses, and changes in credit spreads. Unrealized losses for the year ended December 31, 2022 resulted from the reversal of prior period unrealized gains due to realizations, negative credit-related adjustments and changes in credit spreads.

For the year ended December 31, 2021, we had $97.7 million in unrealized gains on 47 portfolio company investments, which was offset by $48.0 million in unrealized losses on 44 portfolio company investments. Unrealized gains for the year ended December 31, 2021 resulted from an increase in fair value, primarily due to positive valuation adjustments, unwind of prior period unrealized losses, and changes in credit spreads. Unrealized losses for the year ended December 31, 2021 resulted from the reversal of prior period unrealized gains due to realizations and negative credit-related adjustments.

For the year ended December 31, 2020, we had $74.4 million in unrealized gains on 53 portfolio company investments, which was offset by $42.4 million in unrealized losses on 29 portfolio company investments. Unrealized gains for the year ended December 31, 2020 resulted from an increase in fair value, primarily due to positive valuation adjustments, the positive impact on valuations from the existence of LIBOR floors, and unwind of prior period unrealized losses. Unrealized losses for the year ended December 31, 2020 resulted from the reversal of prior period unrealized gains due to realizations and negative credit-related adjustments.

For the year ended December 31, 2022, we had unrealized gains on foreign currency borrowings of $8.4 million, primarily as a result of fluctuations in the AUD, CAD, GBP and EUR exchange rates. For the years ended December 31, 2021 and 2020, we had unrealized losses on foreign currency borrowings of $0.6 million and $5.1 million, respectively, primarily as a result of fluctuations in the AUD, CAD, and EUR exchange rates. For the years ended December 31, 2022, 2021 and 2020, we had unrealized gains of $0.3 million, less than $0.1 million, and less than $0.1 million, respectively, on foreign currency cash. For the year ended December 31, 2022 and 2021, we had unrealized losses on interest rate swaps of $6.7 million and $6.7 million, respectively, and for the year ended December 31, 2020, we had unrealized gains on interest rate swaps of $6.8 million, due to fluctuations in interest rates.

As of December 31, 2022, we had a deferred tax liability of $3.3 million pertaining to unrealized gains, related to five of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.8 million pertaining to operating losses.

As of December 31, 2021, we had a deferred tax liability of $2.8 million pertaining to unrealized gains, related to six of its investments. Given the unrealized gains generated by the entity, the deferred tax liability has been offset by a deferred tax asset of $0.9 million pertaining to operating losses. We carried back a portion of its operating losses to the previous tax years generating a $0.3 million tax refund.

As of December 31, 2020, we had a deferred tax asset of $0.4 million pertaining to operating losses, related to one of its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $0.4 million.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2022, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.7% (based on total capital invested of $6.6 billion and total proceeds from these exited investments of $8.3 billion). Ninety percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Interest Rate and Foreign Currency Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the years ended December 31, 2022, 2021 and 2020, we had $8.7 million of unrealized gains, $0.6 million and $5.1 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2022, 2021 and 2020. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2022. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of December 31, 2022, 2021 and 2020, our asset coverage ratio was 188.6%, 205.4%, and 204.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2022, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2022, we had approximately $865.7 million of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of December 31, 2022, we had $25.6 million in cash and cash equivalents, including $15.4 million of restricted cash. During the year ended December 31, 2022, cash used in operating activities was $224.5 million, primarily attributable to funding portfolio investments of $995.6 million, and other operating activity of $36.2 million which was partially offset by repayments and proceeds from investments of $699.3 million and an increase in net assets resulting from operations of $108.0 million. Cash provided by financing activities was $234.2 million during the period due to borrowings of $1,329.8 million and the issuance of common stock as settlement of a portion of the 2022 Convertible Notes at maturity of $77.6 million, which was partially offset by paydowns on our Revolving Credit Facility of $918.1 million, dividends paid of $144.3 million, settlement of $100.0 million of principal on the 2022 Convertible Notes, repurchases of common stock of $6.2 million, and deferred financing costs of $4.3 million.

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

As of December 31, 2022, we had $15.4 million of restricted cash pledged as collateral under our interest rate swap agreements, compared to $14.4 million as of December 31, 2021.

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

In August 2022, we issued a total of 4,360,125 share of common stock, or $77.6 million as settlement for the conversion of $79.2 million principal amount of the 2022 Convertible Notes.

During the years ended December 31, 2022 and 2021, we issued 1,625,826 and 1,712,824 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $30.5 million and $36.3 million, respectively.

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

For the year ended December 31, 2022, we repurchased 368,206 shares at a weighted average share price of $16.75 inclusive of commissions, for a total cost of $6.2 million. For the year ended December 31, 2021, no shares were repurchased.

Debt

Debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,585.0	$719.3	$865.7	$706.2
2023 Notes	150.0	150.0	—	149.9
2024 Notes	347.5	347.5	—	325.5
2026 Notes	300.0	300.0	—	260.2
Total Debt	$2,382.5	$1,516.8	$865.7	$1,441.8

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2023 Notes, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $13.2 million, less than $0.1 million, $2.6 million and $4.1 million, respectively.

(3)
The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $(19.4) million and $(35.7) million, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

As of December 31, 2022 and December 31, 2021, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2022, we had outstanding debt denominated in Australian dollars (AUD) of 69.0 million, British pounds (GBP) of 12.9 million, Canadian dollars (CAD) of 96.6 million, and Euro (EUR) of 23.4 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2022 and December 31, 2021, we had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Holders were entitled to convert their 2022 Convertible Notes at their option at any time prior to February 1, 2022 only under certain circumstances. On or after February 1, 2022 until the close of business on the scheduled trading day immediately preceding the maturity date, holders were entitled to convert their notes at any time.

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

The 2022 Convertible Notes were accounted for in accordance with ASC Topic 470-20. During the period ended March 31, 2021, we early adopted ASU 2020-06 and in accordance with this guidance reclassified the remaining unamortized discount on the 2022 Convertible Notes from the carrying value of the instrument to “additional paid-in capital” in the accompanying consolidated balance sheet. As a requirement under ASU 2020-06 we calculated diluted earnings per shares using the if-converted method which assumed full share settlement for the aggregate value of the 2022 Convertible Notes.

On August 1, 2022, the 2022 Convertible Notes matured in accordance with the governing indenture. Holders of $79.2 million aggregate principal amount of notes provided valid notice of conversion and were subject to the combination settlement method previously elected by us. In accordance with the settlement method, we issued a total of 4,360,125 shares of common stock, or $77.6 million at the adjusted conversion price per share of $17.92. The remaining balance of the notes that were not converted into newly issued shares of common stock were settled with existing cash resources, including through utilization of our Revolving Credit Facility. The interest rate swaps associated with the principal amount of the notes outstanding were terminated on the date of maturity of the 2022 Convertible Notes.

2023 Notes

In January 2018, we issued $150.0 million aggregate principal amount of unsecured notes that matured on January 22, 2023 (the “2023 Notes”). The principal amount of the 2023 Notes was payable at maturity. The 2023 Notes bore interest at a rate of 4.50% per year, payable semi-annually commencing on July 22, 2018, and were redeemable in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $146.9 million. We used the net proceeds of the 2023 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the 2023 Notes offering, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap was $150.0 million, which matured on January 22, 2023, matching the maturity date of the 2023 Notes. As a result of the swap, our effective interest rate on the 2023 Notes was three-month LIBOR plus 1.99%.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2022 and 2021, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2022	December 31, 2021
Alpha Midco, Inc. - Delayed Draw	$0.9	$4.4
American Achievement, Corp. - Revolver	2.4	2.4
ASG II, LLC - Delayed Draw	7.0	—
Avalara, Inc. - Revolver	3.9	—
AvidXchange, Inc. - Delayed Draw	—	1.0
Axonify, Inc. - Delayed Draw	6.1	6.9
Bayshore Intermediate #2, L.P. - Revolver	1.6	2.4
BCTO Ace Purchaser, Inc. - Delayed Draw	6.6	—
Bear OpCo, LLC - Delayed Draw	2.6	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	—	12.5
BlueSnap, Inc. - Delayed Draw & Revolver	2.5	12.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	8.6	—
Carlstar Group, LLC - Revolver	8.5	—
Clinicient, Inc. - Revolver	—	1.6
Cordance Operations, LLC - Delayed Draw & Revolver	12.0	—
CrunchTime Information Systems, Inc. - Delayed Draw	7.1	—
DaySmart Holdings, LLC - Delayed Draw	—	4.6
Destiny Solutions Parent Holding Company - Delayed Draw	—	6.5
Dye & Durham Corp. - Delayed Draw & Revolver	6.3	7.9
EDB Parent, LLC - Delayed Draw	18.0	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.6	—
Elysian Finco Ltd. - Delayed Draw & Revolver	6.8	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8.8	16.7
EMS Linq, Inc. - Revolver	8.8	8.8
ExtraHop Networks, Inc. - Delayed Draw	17.1	24.4
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3.4	0.5
G Treasury SS, LLC - Delayed Draw	3.3	7.0
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.0	—
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IntelePeer Holdings, Inc. - Delayed Draw	—	2.6
IRGSE Holding Corp. - Revolver	0.3	0.7
Kyriba Corp. - Delayed Draw & Revolver	—	—
LeanTaaS Holdings, Inc. - Delayed Draw	47.2	—
Lithium Technologies, LLC - Revolver	2.0	2.0
Lucidworks, Inc. - Delayed Draw & Revolver	0.8	3.3
Murchison Oil and Gas, LLC - Delayed Draw	9.8	—
Netwrix Corp. - Delayed Draw & Revolver	13.9	6.4
Neuintel, LLC - Delayed Draw	4.2	8.6
OutSystems Luxco SARL - Delayed Draw	2.1	—
PageUp People, Ltd. - Delayed Draw & Revolver	5.8	30.2
Passport Labs, Inc. - Delayed Draw & Revolver	2.8	8.3
Ping Identity Holding Corp. - Revolver	2.3	—
PrimePay Intermediate, LLC - Delayed Draw	2.5	8.0
PrimeRevenue, Inc. - Delayed Draw & Revolver	6.3	6.5
Project44, Inc. - Delayed Draw	19.9	19.9
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	22.7	29.9
Tango Management Consulting, LLC - Delayed Draw & Revolver	26.6	38.8
TRP Assets, LLC - Delayed Draw and Membership Interest	7.8	18.0
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	—	7.8
WideOrbit, Inc. - Revolver	4.8	4.8
Workwell Acquisition Co. - Delayed Draw	—	10.0
Total Portfolio Company Commitments (1)(2)	$338.0	$332.2

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

Other Commitments and Contingencies

As of December 31, 2022 and December 31, 2021, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2022 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$719.3	$—	$—	$719.3	$—
2023 Notes	150.0	150.0	—	—	—
2024 Notes	347.5	—	347.5	—	—
2026 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,516.8	$150.0	$347.5	$1,019.3	$—

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At December 31, 2022, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Our 2021, 2020 and 2019 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2022, 98.9% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2023 Notes, 2024 Notes and 2026 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of December 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$83.0	$45.5	$37.5
Up 200 basis points	$55.3	$30.3	$25.0
Up 100 basis points	$27.7	$15.2	$12.5
Down 25 basis points	$(6.9)	$(3.8)	$(3.1)

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

88

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

89

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIXTH STREET SPECIALTY LENDING, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sixth Street Specialty Lending, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sixth Street Specialty Lending, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with custodians, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Assessment of the fair value of investments

As discussed in Notes 2, 4, and 6 to the consolidated financial statements, the Company classified $2.69 billion of its debt and equity investments as Level 3 in the fair value hierarchy as of December 31, 2022 as the fair value of such investments was measured using unobservable inputs. The Company typically determines the fair value of performing debt investments utilizing a yield analysis where a price is ascribed for each investment based upon an assessment of market yields for similar investments and, for its equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization or some combination thereof and comparable market transactions.

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

New York, New York
February 16, 2023

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,707,442 and $2,354,984, respectively)	$2,717,170	$2,434,797
Non-controlled, affiliated investments (amortized cost of $0 and $12,666, respectively)	—	27,017
Controlled, affiliated investments (amortized cost of $67,284 and $64,362, respectively)	70,755	59,779
Total investments at fair value (amortized cost of $2,774,726 and $2,432,012, respectively)	2,787,925	2,521,593
Cash and cash equivalents (restricted cash of $15,437 and $14,399 respectively)	25,647	15,967
Interest receivable	18,846	10,775
Prepaid expenses and other assets	4,529	3,522
Total Assets	$2,836,947	$2,551,857
Liabilities
Debt (net of deferred financing costs of $17,760 and $19,147, respectively)	$1,441,796	$1,185,964
Management fees payable to affiliate	10,526	9,380
Incentive fees on net investment income payable to affiliate	10,918	9,789
Incentive fees on net capital gains accrued to affiliate	6,064	14,928
Dividends payable	—	30,926
Other payables to affiliate	3,265	3,149
Other liabilities	22,809	21,873
Total Liabilities	1,495,378	1,276,009
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 82,053,537 and 76,067,586 shares issued, respectively; and 81,389,287 and 75,771,542 shares outstanding, respectively	821	761
Additional paid-in capital	1,294,751	1,189,275
Treasury stock at cost; 664,250 and 296,044 shares held, respectively	(10,459)	(4,291)
Distributable earnings	56,456	90,103
Total Net Assets	1,341,569	1,275,848
Total Liabilities and Net Assets	$2,836,947	$2,551,857
Net Asset Value Per Share	$16.48	$16.84

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$292,442	$261,782	$237,260
Dividend income	2,159	3,426	1,816
Other income	9,502	7,751	22,174
Total investment income from non-controlled, non-affiliated investments	304,103	272,959	261,250
Investment income from non-controlled, affiliated investments:
Interest from investments	133	838	4,606
Dividend income	—	740	—
Other income	—	—	368
Total investment income from non-controlled, affiliated investments	133	1,578	4,974
Investment income from controlled, affiliated investments:
Interest from investments	5,064	4,039	3,809
Other income	5	17	4
Total investment income from controlled, affiliated investments	5,069	4,056	3,813
Total Investment Income	309,305	278,593	270,037
Expenses
Interest	62,991	38,825	39,402
Management fees	39,900	37,081	32,105
Incentive fees on net investment income	33,401	33,062	31,483
Incentive fees on net capital gains	(8,864)	13,507	1,421
Professional fees	7,192	6,586	6,775
Directors’ fees	736	743	825
Other general and administrative	5,427	6,236	5,262
Total expenses	140,783	136,040	117,273
Management and incentive fees waived (Note 3)	(427)	(190)	—
Net Expenses	140,356	135,850	117,273
Net Investment Income Before Income Taxes	168,949	142,743	152,764
Income taxes, including excise taxes	2,622	384	5,760
Net Investment Income	166,327	142,359	147,004
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(70,085)	17,938	10,304
Non-controlled, affiliated investments	(14,350)	14,350	2,785
Controlled, affiliated investments	8,054	17,450	18,862
Translation of other assets and liabilities in foreign currencies	8,721	(591)	(5,068)
Interest rate swaps	(6,748)	(6,699)	6,812
Income tax provision	(561)	(1,902)	—
Total net change in unrealized gains (losses)	(74,969)	40,546	33,695
Realized gains (losses):
Non-controlled, non-affiliated investments	1,072	28,849	25,382
Non-controlled, affiliated investments	13,608	(33)	7,854
Controlled, affiliated investments	55	—	(36,352)
Extinguishment of debt	—	—	739
Interest rate swaps	2,251	—	(62)
Foreign currency transactions	(291)	59	(152)
Total net realized gains (losses)	16,695	28,875	(2,591)
Total Unrealized and Realized Gains (Losses)	(58,274)	69,421	31,104
Increase (decrease) in Net Assets Resulting from Operations	$108,053	$211,780	$178,108
Earnings per common share—basic	$1.38	$2.93	$2.65
Weighted average shares of common stock outstanding—basic	78,197,826	72,169,488	67,209,078
Earnings per common share—diluted	$1.38	$2.79	$2.65
Weighted average shares of common stock outstanding—diluted	78,197,826	77,702,258	67,209,078

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2022

(Amounts in thousands, except share amounts)

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Carlstar Group, LLC (3)	First-lien loan ($33,575 par, due 7/2027)	7/8/2022	SOFR + 6.60%	10.92%	$32,739	$33,049	2.5%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 57,353 par, due 10/2025)	7/6/2018	C + 4.75%	9.49%	43,241	42,540 (CAD 57,640)	3.2%
Alpha Midco, Inc. (3)(5)	First-lien loan ($68,720 par, due 8/2025)	8/15/2019	SOFR + 7.63%	12.21%	67,831	69,242	5.2%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 34,220 par, due 12/2027)	12/3/2021	C + 5.75%	10.69%	25,076	24,113 (CAD 32,672)	1.8%
	First-lien revolving loan (CAD 1,448 par, due 12/2026)	12/3/2021	P + 6.75%	11.20%	1,095	1,069 (CAD 1,448)	0.1%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($57,950 par, due 7/2027)	7/22/2021	L + 7.50%	12.23%	56,812	56,791	4.2%
ForeScout Technologies, Inc. (3)	First-lien loan ($2,606 par, due 8/2026)	7/1/2022	L + 9.00%	13.72% (incl. 9.00% PIK)	2,533	2,489	0.2%
	First-lien loan ($6,502 par, due 8/2026)	8/17/2020	L + 9.50%	14.23% (incl. 9.50% PIK)	6,412	6,421	0.5%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,150 par, due 11/2029)	11/14/2022	E + 6.50%	8.26%	3,140	3,213 (EUR 3,011)	0.2%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,820 par, due 12/2026)	12/20/2021	SOFR + 6.65%	11.16%	17,433	17,375	1.3%
Mitnick Corporate Purchaser, Inc. (3)(10)	First-lien loan ($333 par, due 5/2029)	5/2/2022	SOFR + 4.85%	8.94%	333	311	0.0%
Netwrix Corp. (3)	First-lien loan ($36,119 par, due 6/2029)	6/9/2022	SOFR + 5.00%	9.70%	35,515	35,119	2.6%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	7.74%	3,060	3,112 (EUR 2,916)	0.2%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($63,477 par, due 10/2026)	10/8/2020	SOFR + 7.25%	11.83%	62,411	63,477	4.7%
TIBCO Software Inc. (10)	First-lien note ($13,000 par, due 3/2029)	9/20/2022	6.50%	6.50%	10,924	10,944	0.8%
	First-lien loan ($12,000 par, due 3/2029) (3)	9/20/2022	SOFR + 4.60%	9.19%	10,947	10,680	0.8%
WideOrbit, Inc. (3)	First-lien loan ($35,548 par, due 7/2025)	7/8/2020	L + 8.50%	12.88%	35,213	36,347	2.7%
					381,976	383,243	28.5%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	8.73%	6,908	7,326 (EUR 6,864)	0.5%
	First-lien loan (GBP 10,217 par, due 9/2028)	9/6/2022	S + 6.75%	10.20%	11,245	11,922 (GBP 9,911)	0.9%
					18,153	19,248	1.4%
Communications
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,650 par, due 11/2026)	11/19/2021	L + 7.00%	11.38%	33,764	33,264	2.5%
IntelePeer Holdings, Inc.	First-lienloan($34,677par,due12/2024)(3)	12/2/2019	L + 8.25%	12.63%	34,633	33,983	2.5%
	Convertible note ($4,382 par, due 5/2028)	5/12/2021	6.50%	6.50% PIK	4,350	4,240	0.3%
					72,747	71,487	5.3%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,479 par, due 10/2029)	10/25/2021	L + 8.88%	13.26%	42,743	40,762	3.0%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($60,000 par, due 6/2026)	6/8/2021	L + 5.75%	10.13%	59,046	58,350	4.3%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	L + 6.25%	10.63%	55,103	53,291	4.0%
					156,892	152,403	11.3%

Financial Services
BTRS Holdings, Inc.(3)	First-lien loan ($45,180 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.50%	43,688	43,465	3.2%
Bear OpCo, LLC (3)(5)	First-lien loan ($20,169 par, due 10/2024)	10/10/2019	SOFR + 7.65%	11.97%	19,953	20,169	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($42,000 par, due 10/2024)	10/25/2019	L + 6.75%	11.48%	41,646	41,889	3.1%
G Treasury SS, LLC (3)(5)	First-lien loan ($65,859 par, due 4/2024)	4/9/2018	SOFR + 8.40%	12.94%	65,709	65,859	4.9%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,526 par, due 5/2027)	5/28/2021	L + 5.00%	9.73%	1,416	1,565	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($13,957 par, due 5/2028)	5/28/2021	L + 8.25%	12.98% PIK	13,713	13,643	1.0%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($19,125 par, due 6/2026)	6/21/2021	L + 5.25%	10.40%	18,832	18,790	1.4%
Kyriba Corp.(3)	First-lien loan ($19,051 par, due 4/2025)	4/9/2019	L + 9.00%	13.73% (incl. 9.00% PIK)	18,870	19,147	1.4%
	First-lien loan (EUR 9,924 par, due 4/2025)	4/9/2019	E + 9.00%	11.20% (incl. 9.00% PIK)	11,004	10,645 (EUR 9,974)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	11.98%	1,394	1,418	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	9.45%	372	358 (EUR 336)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($23,390 par, due 4/2026)	4/28/2021	L + 8.25%	12.58% (incl. 4.125% PIK)	23,169	22,783	1.7%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 7.00%	11.32%	22,116	21,977	1.6%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 7.00%	11.38%	22,434	22,507	1.7%
TradingScreen, Inc. (3)(5)	First-lien loan ($44,663 par, due 4/2027)	4/30/2021	L + 6.25%	10.66%	43,648	43,769	3.3%
					347,964	347,984	25.8%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($63,565 par, due 11/2026)	11/23/2020	SOFR + 7.70%	12.10%	62,440	62,930	4.7%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,967	5,100	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,601	3,900	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	5,848	0.4%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	10.02%	63,733	63,213	4.7%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($46,312 par, due 10/2024)	6/30/2017	L + 7.50%	11.89%	45,590	46,312	3.5%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	11.84%	67,906	67,299	5.0%
					250,839	254,602	19.0%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($58,048 par, due 5/2028)	5/25/2022	SOFR + 6.35%	10.67%	56,609	56,260	4.2%
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2023)	9/29/2015	L + 9.50%	14.19%	28,595	29,807	2.2%
	First-lien revolving loan ($16,747 par, due 6/2023)	9/29/2015	L + 9.50%	14.23%	16,747	16,492	1.2%
					101,951	102,559	7.6%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($47,122 par, due 5/2026)	5/5/2021	SOFR + 7.65%	11.83%	46,204	46,190	3.4%
Bswift LLC (3)(5)	First-lien loan ($44,806 par, due 11/2028)	11/7/2022	SOFR + 6.63%	10.81%	43,430	43,574	3.2%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($17,314 par, due 1/2028)	1/31/2022	SOFR + 6.65%	10.99%	16,831	17,107	1.3%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 50,000 par, due 12/2026)	12/6/2021	B + 6.50%	9.77%	34,664	32,839 (AUD 51,076)	2.4%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 14,520 par, due 12/2025)	1/11/2018	B + 5.50%	9.28%	10,899	9.534 (AUD 14,059)	0.7%
	First-lien loan (GBP 3,766 par, due 12/2025)	10/28/2021	S + 5.62%	8.55%	5,184	4,439 (GBP 3,690)	0.3%
	First-lien loan ($12,011 par, due 12/2025)	10/28/2021	L + 5.50%	10.65%	11,997	11,771	0.9%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($68,775 par, due 5/2024)	5/3/2019	L + 5.75%	10.48%	68,199	67,572	5.0%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($32,242 par, due 12/2026)	12/17/2021	SOFR + 7.15%	11.73%	31,297	31,355	2.3%
Modern Hire, Inc. (3)(5)	First-lien loan ($28,878 par, due 5/2024)	5/15/2019	L + 7.00%	11.38%	28,624	28,950	2.2%
Workwell Acquisition Co. (3)(5)	First-lien loan ($23,798 par, due 10/2025)	10/19/2020	SOFR + 7.40%	11.80%	23,433	23,441	1.7%
					320,762	316,772	23.4%
Internet Services
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($32,194 par, due 10/2028)	10/1/2021	L + 7.75%	12.04% PIK	31,631	31,308	2.3%
	First-lien revolving loan ($780 par, due 10/2027)	10/1/2021	L + 6.75%	10.89%	737	714	0.1%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($53,121 par, due 6/2028)	6/17/2022	SOFR + 6.00%	10.32%	51,969	51,766	3.9%
EDB Parent, LLC (3)(5)	First-lien loan ($56,963 par, due 7/2028)	7/7/2022	SOFR + 7.00%	11.58%	55,607	55,539	4.1%
Higher Logic, LLC (3)(5)	First-lien loan ($55,820 par, due 1/2025)	6/18/2018	SOFR + 7.25%	11.83%	55,506	55,541	4.1%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($27,782 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.08%	26,906	26,709	2.0%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 1/2024)	10/3/2017	SOFR + 8.00%	12.06%	54,651	53,469	4.0%
	First-lien revolving loan ($1,320 par, due 1/2024)	10/3/2017	SOFR + 8.00%	12.06%	1,323	1,245	0.1%
Lucidworks, Inc. (3)(5)	First-lien loan ($8,330 par, due 2/2027)	2/11/2022	SOFR + 7.50%	11.82% (incl. 3.50% PIK)	8,330	8,170	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($51,312 par, due 2/2026)	2/25/2021	SOFR + 7.10%	11.42%	50,454	50,029	3.7%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	11.07%	35,258	35,268	2.6%
					372,372	369,758	27.5%
Manufacturing
Avalara, Inc (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 7.25%	11.83%	37,601	37,255	2.8%
Office Products

USR Parent, Inc. (3)(5)	ABL FILO term loan ($19,000 par, due 4/2027)	4/25/2022	SOFR + 6.50%	10.62%	18,634	18,478	1.4%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (3)	First-lien loan ($26,873 par, due 6/2026)	6/30/2022	SOFR + 8.65%	13.23%	26,345	26,781	2.0%
TRP Assets, LLC (3)	First-lien loan ($57,818 par, due 12/2025)	12/3/2021	SOFR + 7.76%	12.34%	56,927	58,468	4.4%
					83,272	85,249	6.4%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($40,353 par, due 3/2026)	3/31/2021	SOFR + 6.60%	10.92%	39,655	39,445	2.9%
Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	13.23%	24,782	25,063	1.9%
American Achievement, Corp. (3)	First-lien loan ($27,171 par, due 9/2026)	9/30/2015	L + 6.25%	10.38% (incl. 9.88% PIK)	26,339	20,922	1.6%
	First-lien loan ($1,363 par, due 9/2026) (15)	6/10/2021	L + 14.00%	18.13% (incl. 17.63% PIK)	1,362	78	0.0%
	Subordinated note ($4,740 par, due 9/2026) (15)	3/16/2021	L + 1.00%	4.75% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)	ABL FILO term loan ($55,000 par, due 8/2027)	9/2/2022	SOFR + 7.90%	12.30%	53,696	53,900	4.0%
Cordance Operations, LLC (3)	First-lien loan ($32,907 par, due 7/2028)	7/25/2022	SOFR + 8.75%	13.27%	32,091	32,135	2.4%
Neuintel, LLC (3)(5)	First-lien loan ($56,400 par, due 12/2026)	12/20/2021	L + 6.25%	10.76%	55,414	55,272	4.1%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($73,125 par, due 5/2026)	11/8/2021	L + 8.00%	12.41%	71,976	72,943	5.4%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($44,674 par, due 12/2027)	12/1/2021	L + 6.75%	10.49%	43,752	42,997	3.2%
					309,957	303,381	22.6%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	L + 6.25%	11.41%	34,043	33,901	2.5%
Total Debt Investments					2,579,557	2,568,814	188.1%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(11)	Common Shares (126,968 shares)	12/3/2021			3,909	1,538 (CAD 2,284)	0.1%
Mitnick TA Aggregator, LP (12)(13)(14)	Membership Interest (0.43% ownership)	5/2/2022			5,243	5,243	0.4%
ReliaQuest, LLC (12)(14)	Class A-1 Units (567,683 units)	11/23/2021			1,120	1,512	0.1%
	Class A-2 Units (2,580 units)(13)	6/21/2022			6	9	0.0%
Sprinklr, Inc. (11)(12)	Common Shares (484,700 shares)	6/24/2021			4,180	3,960	0.3%
WideOrbit, Inc. (12)	1,567,807 Warrants	7/8/2020			327	4,869	0.4%
					14,785	17,131	1.3%
Communications
Celtra Technologies, Inc. (12)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (12)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	1,794	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	1,923	0.1%
	280,000 Warrants	2/28/2020			183	—	0.0%
	106,592 Warrants	4/8/2021			—	—	0.0%
					6,174	4,967	0.3%
Education
Astra 2L Holdings II LLC (12)(13)	Membership Interest (10.17% ownership)	1/13/2022			3,255	2,555	0.2%
EMS Linq, Inc. (12)	Class B Units (5,522,526 units)	12/22/2021			5,523	4,763	0.4%
RMCF IV CIV XXXV, LP. (12)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,190	0.1%
					9,778	8,508	0.7%
Financial Services
AvidXchange, Inc. (11)(12)	Common Shares (200,721 shares)	10/15/2021			1,022	1,995	0.1%
Newport Parent Holdings, LP (12)	Class A-2 Units (131,569 units)	12/10/2020			4,177	4,845	0.4%
Oxford Square Capital Corp. (4)(11)	Common Shares (1,620 shares)	8/5/2015			6	5	0.0%
Passport Labs, Inc. (12)	17,534 Warrants	4/28/2021			192	71	0.0%
TradingScreen, Inc. (12)(14)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					5,997	7,516	0.5%
Healthcare
Caris Life Sciences, Inc. (12)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	1,310	0.1%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	8,668	0.6%
	633,376 Warrants	9/21/2018			192	1,270	0.1%
	569,991 Warrants	4/2/2020			250	959	0.1%
Merative L.P. (12)(13)(14)	989,691 Class A-1 Units	6/30/2022			9,897	9,897	0.7%
					21,389	22,104	1.6%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(12)	Class A Units (33,790,171 units)	12/21/2018			21,842	24,413	1.8%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	24,456	1.8%
Human Resource Support Services
Axonify, Inc. (4)(12)(14)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,262	0.3%
Bswift LLC (12)(13)	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	2,394	0.2%
ClearCompany, LLC (12)(14)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	4,869	0.4%
DaySmart Holdings, LLC (12)(14)	Class A Units (166,811 units)	10/1/2019			1,347	1,798	0.1%
Employment Hero Holdings Pty Ltd. (4)(12)(13)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,034 (AUD 3,164)	0.2%
					11,669	15,357	1.2%
Internet Services
Bayshore Intermediate #2, L.P. (12)(14)	Common Units (12,330,709 units)	10/1/2021			12,331	11,375	0.8%
Lucidworks, Inc. (12)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	800	0.1%

Piano Software, Inc. (12)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)(13)	11/18/2022			198	198	0.0%
SMA Technologies Holdings, LLC (12)(13)	Class A Units (1,300 shares)	11/21/2022			1,300	1,300	0.1%
	Class B Units (923,250 shares)	11/21/2022			—	—	0.0%
					17,629	16,673	1.2%
Marketing Services
Validity, Inc. (12)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	11,520	0.9%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)(14)	13,355 Preferred Units	6/30/2022			13,355	13,088	1.0%
TRP Assets, LLC (12)(13)(14)	Partnership Interest (1.89% ownership)	8/25/2022			8,067	10,205	0.8%
					21,422	23,293	1.8%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(12)	14,256 Warrants	8/5/2020			1,028	—	0.0%
	65,250 Warrants (13)	7/29/2022			409	365	0.0%
					1,437	365	—
Retail and Consumer Products
American Achievement, Corp. (12)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (10)	Trust Certificates (132,928 Certificates)	12/7/2020			—	665	0.0%
	Trust Certificates (996,958 Certificates)	1/30/2021			3,041	12,462	0.9%
Neuintel, LLC (12)(14)	Class A Units (1,176,494 units)	12/21/2021			3,000	2,618	0.2%
					6,041	15,795	1.1%

Structured Credit
Allegro CLO Ltd, Series 2018-1A, (3)(4)(10)	Structured Product ($1,000 par, due 6/2031)	5/26/2022	L + 2.85%	5.36%	924	848	0.1%
American Money Management Corp CLO Ltd, Series 2016-18A (3)(4)(10)	Structured Product ($1,500 par, due 5/2031)	6/22/2022	L + 3.05%	6.06%	1,347	1,309	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(10)	Structured Product ($1,000 par, due 4/2034)	6/23/2022	L + 6.25%	9.03%	894	875	0.1%
Ares Loan Funding I Ltd, Series 2021-ALFA, Class E (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	6/24/2022	L + 6.70%	9.21%	918	881	0.1%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	8.13%	424	383	0.0%
Battalion CLO Ltd, Series 2021-21A (3)(4)(10)	Structured Product ($1,300 par, due 7/2034)	7/13/2022	L + 3.30%	5.81%	1,158	1,158	0.1%
Benefit Street Partners CLO Ltd, Series 2015-BR (3)(4)(10)	Structured Product ($2,500 par, due 7/2034)	7/13/2022	L + 3.85%	6.56%	2,179	2,285	0.2%
Benefit Street Partners CLO Ltd, Series 2015-8A (3)(4)(10)	Structured Product ($1,425 par, due 1/2031)	9/13/2022	L + 2.75%	5.46%	1,265	1,214	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(10)	Structured Product ($1,000 par, due 7/2030)	5/26/2022	L + 2.90%	5.41%	892	844	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	8.46%	1,246	1,241	0.1%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(10)	Structured Product ($1,000 par, due 7/2032)	6/30/2022	L + 6.44%	9.15%	897	887	0.1%
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(10)	Structured Product ($1,000 par, due 1/2031)	7/21/2022	L + 4.55%	7.26%	861	847	0.1%
CIFC CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	6/16/2022	L + 5.50%	8.24%	897	850	0.1%
CIFC CLO Ltd, Series 2021-4A (3)(4)(10)	Structured Product ($1,000 par, due 7/2033)	7/14/2022	L + 6.00%	8.51%	879	909	0.1%
Crown Point CLO Ltd, Series 2021-10A (3)(4)(10)	Structured Product ($1,000 par, due 7/2034)	6/14/2022	L + 6.85%	9.56%	900	871	0.1%
Dryden Senior Loan Fund, Series 2018-55A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	7/25/2022	L + 2.85%	5.36%	900	883	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(10)	Structured Product ($1,500 par, due 7/2034)	8/17/2022	L + 6.50%	9.24%	1,417	1,307	0.1%
Eaton CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($2,500 par, due 1/2030)	6/23/2022	L + 2.50%	5.21%	2,227	2,183	0.2%
Eaton CLO Ltd, Series 2020-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	8/11/2022	L + 6.25%	8.76%	931	888	0.1%
GoldenTree CLO Ltd, Series 2020-7A (3)(4)(10)	Structured Product ($1,000 par, due 4/2034)	6/17/2022	L + 6.50%	9.21%	918	914	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(10)	Structured Product ($1,015 par, due 7/2034)	6/3/2022	L + 6.35%	8.86%	932	872	0.1%
Gulf Stream Meridian, Series 2021-6A (3)(4)(10)	Structured Product ($2,000 par, due 1/2037)	9/12/2022	L + 6.36%	8.87%	1,799	1,718	0.1%
Jefferson Mill CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2031)	5/23/2022	L + 3.55%	6.26%	901	870	0.1%
KKR CLO Ltd, 49A (3)(4)(10)	Structured Product ($1,000 par, due 7/2035)	6/2/2022	L + 8.00%	10.17%	966	909	0.1%
Madison Park CLO, Series 2018-28A (3)(4)(10)	Structured Product ($1,000 par, due 7/2030)	6/28/2022	L + 5.25%	7.76%	881	877	0.1%
Magnetite CLO Ltd, Series 2021-30A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	6/13/2022	L + 6.20%	8.98%	917	909	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(10)	Structured Product ($3,500 par, due 4/2033)	5/23/2022	L + 3.52%	6.23%	3,151	2,971	0.2%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(10)	Structured Product ($1,100 par, due 7/2031)	6/1/2022	L + 6.05%	8.76%	959	828	0.1%
Octagon 57 LLC, Series 2021-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	5/24/2022	L + 6.60%	9.11%	924	872	0.1%
Octagon Investment Partners 18 Ltd, Series 2018-18A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	7/26/2022	L + 2.70%	5.44%	890	855	0.1%
Octagon Investment Partners 38 Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($2,800 par, due 7/2030)	9/20/2022	L + 2.95%	5.66%	2,456	2,436	0.2%

Park Avenue Institutional Advisers CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2031)	9/23/2022	L + 3.33%	6.04%	863	870	0.1%
Pikes Peak CLO, Series 2021-9A (3)(4)(10)	Structured Product ($2,000 par, due 10/2034)	8/31/2022	L + 6.58%	9.35%	1,782	1,721	0.1%
RR Ltd, Series 2020-8A (3)(4)(10)	Structured Product ($1,000 par, due 4/2033)	8/22/2022	L + 6.40%	8.91%	929	909	0.1%
Shackelton CLO Ltd, Series 2015-7RA (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	5/23/2022	L + 3.33%	5.84%	890	855	0.1%
Signal Peak CLO LLC, Series 2018-5A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	8/9/2022	L + 5.65%	8.43%	896	824	0.1%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(10)	Structured Product ($1,000 par, due 7/2032)	5/25/2022	L + 6.25%	8.96%	928	867	0.1%
Stewart Park CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($1,000 par, due 1/2030)	7/25/2022	L + 2.60%	5.11%	897	888	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($2,750 par, due 10/2031)	6/22/2022	L + 5.75%	8.26%	2,382	2,166	0.1%
Whitebox CLO I Ltd, Series 2020-2A (3)(4)(10)	Structured Product ($1,125 par, due 10/2034)	7/12/2022	L + 3.35%	6.13%	1,005	1,056	0.0%
Wind River CLO Ltd, Series 2014-2A (3)(4)(10)	Structured Product ($1,500 par, due 1/2031)	6/23/2022	L + 2.90%	5.41%	1,347	1,293	0.0%
Wind River CLO Ltd, Series 2017-1A (3)(4)(10)	Structured Product ($3,000 par, due 4/2036)	7/14/2022	L + 3.72%	6.46%	2,617	2,624	0.1%
Wind River CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($2,000 par, due 1/2031)	12/12/2022	L + 5.65%	6.46%	1,680	1,659	0.1%
					53,066	51,426	4.4%
Total Equity and Other Investments					195,169	219,111	16.8%
Total Investments					$2,774,726	$2,787,925	204.9%

	Interest Rate Swaps as of December 31, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	$150,000	$(231)	$—	$(3,292)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Interest rate swap (a)(b)	4.50%	L + 2.37%	8/1/2022	—	—	—	(1,192)
Interest rate swap (a)(b)	4.50%	L + 1.59%	8/1/2022	—	—	—	(751)
Interest rate swap (a)(b)	4.50%	L + 1.60%	8/1/2022	—	—	—	(112)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	1,252	(924)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	96	(70)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	904	(394)
Interest rate swap (a)(b)	L	0.16%	7/30/2022	—	—	—	(13)
Total				152,500	(231)	2,380	(6,748)

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	(16,493)	—	(20,489)
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	(2,925)	—	(3,302)
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(35,665)	—	(25,426)
Total				650,000	(55,083)	—	(49,217)
Cash collateral				—	57,786	—	—
Total				$802,500	$2,472	$2,380	$(55,965)

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

(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offer Rate
(“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling
Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective
Rate, the Canadian Prime rate, or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 9.7% of total assets as of December 31, 2022.
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
(6)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-controlled, Affiliated Investments during the year ended December 31, 2022

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2022	Dividend Income	Interest Income
MD America Energy, LLC (c)	$27,017	$—	$(12,667)	$(14,350)	$13,608	$—	$—	$—	$133
Total	$27,017	$—	$(12,667)	$(14,350)	$13,608	$—	$—	$—	$133

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

(7)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2022 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2022

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2022	Other Income	Interest Income
IRGSE Holding Corp.	$59,779	$4,420	$—	$6,556	$—	$—	$70,755	$5	$5,064
Mississippi Resources, LLC	—	—	(1,553)	1,498	55	—	—	—	—
Total	$59,779	$4,420	$(1,553)	$8,054	$55	$—	$70,755	$5	$5,064

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

(8)
As of December 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $2,787,005 resulting in estimated gross unrealized gains and losses of $109,609 and $105,786, respectively.
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
(13)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $47,288, or 3.5% of the Company’s net assets.
(14)
Ownership of equity investments may occur through a holding company or partnership.
(15)
Investment is on non-accrual status as of December 31, 2022.

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

Structured Credit
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
(d)
In the Consolidated Statement of Operations for the year ended December 31, 2021, there is a realized loss on noncontrolled, affiliated investments of $33 related to an escrow receivable for an investment in AFS Technologies, Inc. that is no longer held.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2019	66,524,591	$666	89,080	$(1,359)	$1,009,270	$110,720	$1,119,297
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	147,004	147,004
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	33,695	33,695
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—		(2,591)	(2,591)
Increase (decrease) in net assets resulting from capital share transactions
Purchases of treasury stock	(206,964)	—	206,964	(2,932)	—	—	(2,932)
Repurchase of convertible notes	—	—	—	—	(910)	—	(910)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,366,582	14	—	—	22,292	—	22,306
Dividends declared from distributable earnings	—	—	—	—	—	(154,554)	(154,554)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(4,976)	4,976	—
Balance at December 31, 2020	67,684,209	$680	296,044	$(4,291)	$1,025,676	$139,250	$1,161,315
Cumulative effect adjustment for the adoption of ASU 2020-06 (2)	—	—	—	—	(457)	172	(285)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	142,359	142,359
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	40,546	40,546
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	28,875	28,875
Increase (decrease) in net assets resulting from capital share transactions
Issuance of common stock, net of offering and underwriting costs	4,049,689	41	—	—	85,863	—	85,904
Common stock issued in settlement of convertible notes	2,324,820	24	—	—	42,249	—	42,273
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,712,824	16	—	—	36,335	—	36,351
Dividends declared from distributable earnings	—	—	—	—	—	(261,490)	(261,490)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(391)	391	—
Balance at December 31, 2021	75,771,542	$761	296,044	$(4,291)	$1,189,275	$90,103	$1,275,848
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	166,327	166,327
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(74,969)	(74,969)
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	16,695	16,695
Increase (decrease) in net assets resulting from capital share transactions
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—	—	—
Common stock issued in settlement of convertible notes	4,360,125	44	—	—	77,598	—	77,642
Purchases of treasury stock	(368,206)	—	368,206	(6,168)	—	—	(6,168)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,625,826	16	—	—	30,500	—	30,516
Dividends declared from distributable earnings	—	—	—	—	—	(144,322)	(144,322)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(2,622)	2,622	—
Balance at December 31, 2022	81,389,287	$821	664,250	$(10,459)	$1,294,751	$56,456	$1,341,569

(1)
The Company’s tax year end is March 31st.
(2)
See Note 2 for further information related to the adoption of ASU 2020-06.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities
Increase in net assets resulting from operations	$108,053	$211,780	$178,108
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net change in unrealized (gains) losses on investments	76,381	(49,738)	(31,951)
Net change in unrealized (gains) losses on foreign currency transactions	(8,721)	591	5,068
Net change in unrealized (gains) losses on interest rate swaps	6,748	6,699	(6,812)
Net realized (gains) losses on extinguishment of debt	—	—	(739)
Net realized (gains) losses on investments	(14,735)	(28,816)	3,116
Net realized (gains) losses on foreign currency transactions	509	56	118
Net realized (gains) losses on interest rate swaps	(2,251)	—	62
Net amortization of discount on investments	(19,387)	(27,816)	(25,706)
Amortization of deferred financing costs	5,683	6,053	5,089
Amortization of discount on debt	766	707	546
Purchases and originations of investments, net	(995,620)	(1,198,944)	(1,038,885)
Proceeds from investments, net	23,468	92,869	79,560
Repayments on investments	675,787	995,903	968,422
Paid-in-kind interest	(12,881)	(9,639)	(8,596)
Changes in operating assets and liabilities:
Interest receivable	(8,430)	(1,550)	4,501
Interest receivable paid-in-kind	359	(642)	(29)
Prepaid expenses and other assets	(1,011)	12,136	(10,648)
Management fees payable to affiliate	1,146	945	201
Incentive fees on net investment income payable to affiliate	1,129	2,537	91
Incentive fees on net capital gains accrued to affiliate	(8,864)	13,507	1,421
Payable to affiliate	116	517	684
Other liabilities	(52,777)	(24,703)	21,445
Net Cash Provided by (Used) in Operating Activities	(224,532)	2,452	145,066
Cash Flows from Financing Activities
Borrowings on debt	1,329,868	1,616,739	1,114,226
Repayments on debt	(918,113)	(1,471,961)	(1,090,685)
Repurchases of debt	—	—	(31,829)
Settlement of convertible notes	—	(547)	—
Deferred financing costs	(4,296)	(7,953)	(4,267)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	85,904	—
Conversion of convertible notes	(22,348)	—	—
Purchases of treasury stock	(6,168)	—	(2,932)
Dividends paid to stockholders	(144,731)	(221,941)	(130,448)
Net Cash Provided by (Used) in Financing Activities	234,212	241	(145,935)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	9,680	2,693	(869)
Cash, cash equivalents, and restricted cash, beginning of period	15,967	13,274	14,143
Cash, Cash Equivalents, and Restricted Cash, End of Period	$25,647	$15,967	$13,274

Supplemental Information:
Interest paid during the period	$55,584	$29,327	$34,016
Excise and other taxes paid during the period	$1,672	$3,874	$3,978
Dividends declared during the period	$144,322	$261,490	$154,554

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$30,516	$36,351	$22,306
Common stock issued in settlement of convertible notes during the period	$77,642	$42,273	$—

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At December 31, 2022, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s 2021, 2020 and 2019 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the calendar years ended December 31, 2022, 2021 and 2020 we recorded a net expense of $2.6 million, $0.4 million and $5.8 million, respectively, for U.S. federal excise tax and other taxes.

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

Recent Accounting Standards and Regulatory Updates

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s financial position, result of operations or cash flows.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred expenses of $3.1 million, $4.8 million and $3.8 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the years ended December 31, 2022, 2021 and 2020, Management Fees (gross of waivers) were $39.9 million, $37.1 million and $32.1 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the years ended December 31, 2022 and 2021, Management Fees of $0.4 million, and $0.2 million, respectively, have been waived pursuant to the Leverage Waiver. The Adviser did not waive any Management Fees for the year ended December 31, 2020 pursuant to the Leverage Waiver.

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

For the years ended December 31, 2022, 2021 and 2020, Incentive Fees were $24.5 million, $46.6 million and $32.9 million, respectively, of which $33.4 million, $33.1 million, and $31.5 million, respectively, were realized and payable to the Adviser. For the year ended December 31, 2022 previously accrued but unpaid incentive fees of $(8.9) million were derecognized as they did not meet the recognition criteria of Capital Gains Fees. For the years ended December 31, 2021 and 2020, Incentive Fees of $13.5 million and $1.4 million, respectively, were accrued related to Capital Gains Fees.

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

Investments at fair value consisted of the following at December 31, 2022 and 2021:

	December 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,529,317	$2,517,894	$(11,423)
Second-lien debt investments	42,743	40,762	(1,981)
Mezzanine debt investments	7,497	10,158	2,661
Equity and other investments	142,103	167,685	25,582
Structured credit investments	53,066	51,426	(1,640)
Total Investments	$2,774,726	$2,787,925	$13,199

	December 31, 2021
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,265,555	$2,298,856	$33,301
Second-lien debt investments	42,629	42,729	100
Mezzanine debt investments	9,368	18,549	9,181
Equity and other investments	109,365	155,667	46,302
Structured credit investments	5,095	5,792	697
Total Investments	$2,432,012	$2,521,593	$89,581

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Automotive	1.2%	—
Business Services	14.4%	16.8%
Chemicals	0.7%	—
Communications	2.7%	3.5%
Education	5.8%	12.2%
Financial Services	12.8%	11.4%
Healthcare	9.9%	8.4%
Hotel, Gaming and Leisure	4.5%	2.4%
Human Resource Support Services	11.9%	11.9%
Internet Services	13.9%	8.7%
Manufacturing	1.3%	—
Marketing Services	0.4%	1.8%
Office Products	0.7%	0.2%
Oil, Gas and Consumable Fuels	3.9%	3.7%
Other	3.3%	1.6%
Pharmaceuticals	0.0%	3.8%
Retail and Consumer Products	11.4%	12.3%
Transportation	1.2%	1.3%
Total	100.0%	100.0%

The geographic composition of investments at fair value at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
United States
Midwest	11.6%	12.5%
Northeast	25.4%	24.2%
South	24.3%	23.4%
West	30.7%	31.8%
Australia	2.2%	2.4%
Canada	4.3%	5.7%
Germany	0.1%	—
Luxembourg	0.1%	—
Norway	0.7%	—
United Kingdom	0.6%	—
Total	100.0%	100.0%

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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the year ended December 31, 2022 and 2021:

			For the Year Ended December 31, 2022
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap(1)	8/1/2022	$115,000	$(2,158)	$3,048	$890
Interest rate swap(1)	8/1/2022	50,000	(706)	1,325	619
Interest rate swap(1)	8/1/2022	7,500	(106)	198	92
Interest rate swap(1)	8/1/2022	27,531	(730)	474	(256)
Interest rate swap(1)	8/1/2022	2,160	(57)	37	(20)
Interest rate swap(1)	8/1/2022	42,819	(1,135)	737	(398)
Interest rate swap	1/22/2023	150,000	(5,728)	6,750	1,022
Interest rate swap	11/1/2024	300,000	(12,227)	11,625	(602)
Interest rate swap	11/1/2024	50,000	(2,144)	1,938	(206)
Interest rate swap	11/1/2024	2,500	(97)	103	6
Interest rate swap	8/1/2026	300,000	(11,196)	7,479	(3,717)
Total		$1,047,510	$(36,284)	$33,714	$(2,570)

(1)
As of December 31, 2022, these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

			For the Year Ended December 31, 2021
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)(2)	7/30/2021	$11,700	$(102)	$14	$(88)
Interest rate swap (1)	7/30/2022	13,440	(9)	7	(2)
Interest rate swap	8/1/2022	115,000	(2,976)	5,175	2,199
Interest rate swap	8/1/2022	50,000	(899)	2,250	1,351
Interest rate swap	8/1/2022	7,500	(136)	338	202
Interest rate swap	8/1/2022	27,531	(1,238)	639	(599)
Interest rate swap	8/1/2022	2,160	(97)	50	(47)
Interest rate swap	8/1/2022	42,819	(792)	399	(393)
Interest rate swap	1/22/2023	150,000	(3,307)	6,750	3,443
Interest rate swap (1)	6/9/2023	5,000	(15)	6	(9)
Interest rate swap	11/1/2024	300,000	(7,384)	11,625	4,241
Interest rate swap	11/1/2024	50,000	(1,339)	1,937	598
Interest rate swap	11/1/2024	2,500	(96)	62	(34)
Interest rate swap	8/1/2026	300,000	(5,666)	6,792	1,126
Total		$1,077,650	$(24,056)	$36,044	$11,988

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

For the years ended December 31, 2022 and 2021, the Company recognized $(6.7) million and $(6.7) million, respectively, in net change in unrealized losses on interest rate swaps not designated as hedging instruments in the Consolidated Statement of Operations related to the swap transactions. For the year ended December 31, 2022, the Company recognized $2.3 million in realized gains on interest rate swaps not designated as hedging instruments in the Consolidated Statement of Operations related to the unwind of unrealized gains on interest rate swaps related to upfront fee payments associated with the 2022 Convertible Notes. For the year ended December 31, 2021, there was no realized gain or loss on interest rate swaps. For the years ended December 31, 2022 and 2021 the Company recognized $49.2 million and $22.6 million, respectively, in net change in losses on interest rate swaps designated as hedging instruments as a component of interest expense in the Consolidated Statement of Operations. For the years ended December 31, 2022 and 2021, this amount is offset by a decrease of $23.8 million and a decrease of $12.4 million, respectively, for a change in the carrying value of the 2024 Notes and for the years ended December 31, 2022 and 2021, a decrease of $25.4 million and $10.2 million, respectively, for a change in carrying value of the 2026 Notes.

As of December 31, 2022, the swap transactions had a fair value of $(55.3) million which is netted against cash collateral on the Company’s consolidated balance sheet. As of December 31, 2021, the swap transactions had a fair value of $(1.6) million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of December 31, 2022 and 2021, $15.4 million and $14.4 million, respectively, of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2022 and 2021:

	Fair Value Hierarchy at December 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$21,935	$2,495,959	$2,517,894
Second-lien debt investments	—	—	40,762	40,762
Mezzanine debt investments	—	—	10,158	10,158
Equity and other investments	7,498	13,128	147,059	167,685
Structured credit investments	—	51,426	—	51,426
Total investments at fair value	$7,498	$86,489	$2,693,938	$2,787,925
Interest rate swaps	—	(55,314)	—	(55,314)
Total	$7,498	$31,175	$2,693,938	$2,732,611

	Fair Value Hierarchy at December 31, 2021
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$—	$2,298,856	$2,298,856
Second-lien debt investments	—	42,729	—	42,729
Mezzanine debt investments	—	—	18,549	18,549
Equity and other investments	12,154	26,280	117,233	155,667
Structured credit investments	—	5,792	—	5,792
Total investments at fair value	$12,154	$74,801	$2,434,638	$2,521,593
Interest rate swaps	—	(1,601)	—	(1,601)
Total	$12,154	$73,200	$2,434,638	$2,519,992

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2022 and 2021:

	As of and for the Year Ended
	December 31, 2022
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,298,856	$—	$18,549	$117,233	$2,434,638
Purchases or originations	876,485	54	—	45,144	921,683
Repayments / redemptions	(665,531)	(10)	—	(18,316)	(683,857)
Paid-in-kind interest	12,623	—	258	—	12,881
Net change in unrealized gains (losses)	(44,455)	(2,081)	(6,520)	(13,158)	(66,214)
Net realized gains (losses)	(602)	—	—	14,022	13,420
Net amortization of discount on securities	18,583	70	5	—	18,658
Transfers within Level 3	—	—	(2,134)	2,134	—
Transfers into (out of) Level 3	—	42,729	—	—	42,729
Balance, End of Period	$2,495,959	$40,762	$10,158	$147,059	$2,693,938

	As of and for the Year Ended
	December 31, 2021
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,158,551	5,037	$10,982	$75,150	$2,249,720
Purchases or originations	1,083,349	—	6,640	45,900	1,135,889
Repayments / redemptions	(966,160)	(5,791)	—	(60,202)	(1,032,153)
Paid-in-kind interest	8,757	432	450	—	9,639
Net change in unrealized gains (losses)	(4,702)	(45)	6,421	26,147	27,821
Net realized gains (losses)	(3,427)	—	—	36,057	32,630
Net amortization of discount on securities	22,488	367	52	—	22,907
Transfers within Level 3	—	—	(1,816)	1,816	—
Transfers into (out of) Level 3	—	—	(4,180)	(7,635)	(11,815)
Balance, End of Period	$2,298,856	$—	$18,549	$117,233	$2,434,638

Astra Acquisition Corp. was transferred into Level 3 from Level 2 for fair value measurement purposes during the year ended December 31, 2022, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2022 and 2021:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Year Ended	for the Year Ended
	December 31, 2022 on	December 31, 2021 on
	Investments Held at	Investments Held at
	December 31, 2022	December 31, 2021
First-lien debt investments	$(35,643)	$11,048
Second-lien debt investments	(2,081)	—
Mezzanine debt investments	(6,519)	6,936
Equity and other investments	1,454	40,166
Total	$(42,789)	$58,150

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of December 31, 2022 and 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2022
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,495,959	Income approach (1)	Discount rate	9.3% — 18.5% (15.1%)	Decrease
Second-lien debt investments	40,762	Income approach	Discount rate	19.6% — 19.6% (19.6%)	Decrease
Mezzanine debt investments	10,158	Income approach (2)	Discount rate	14.5% — 18.0% (16.0%)	Decrease
Equity and other investments	147,059	Market Multiple (3)	Comparable multiple	2.0x — 26.6x (7.9x)	Increase
Total	$2,693,938

(1)
Includes $21.0 million of first-lien debt investments which were valued using an asset valuation waterfall.
(2)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $38.4 million of equity investments which were valued using an asset valuation waterfall, $7.5 million of equity investments using a Black-Scholes model, and $13.1 million using a discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2022 and 2021, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes, as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2022 Convertible Notes	$—	$—	$99,990	$121,710
2023 Notes	150,000	149,640	150,000	153,953
2024 Notes	347,500	332,853	347,500	362,703
2026 Notes	300,000	261,750	300,000	296,520
Total	$797,500	$744,243	$897,490	$934,886

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

7. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022 and 2021, the Company’s asset coverage was 188.6% and 205.4%, respectively.

Debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,585,000	$719,328	$865,672	$706,156
2023 Notes	150,000	150,000	—	149,960
2024 Notes	347,500	347,500	—	325,492
2026 Notes	300,000	300,000	—	260,188
Total Debt	$2,382,500	$1,516,828	$865,672	$1,441,796

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2023 Notes, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $13.2 million, less than $0.1 million, $2.6 million and $4.1 million, respectively.
(3)
The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $(19.4) million and $(35.7) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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
(3)
The carrying value of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $4.4 million and $(10.2) million, which represents an adjustment in the carrying value of the 2024 Notes and 2026 Notes resulting from a hedge accounting relationship.

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense	$49,897	$39,698	$36,495
Commitment fees	4,075	4,454	3,686
Amortization of deferred financing costs	5,683	6,053	5,089
Accretion of original issue discount	766	707	546
Swap settlements	2,570	(12,087)	(6,414)
Total Interest Expense	$62,991	$38,825	$39,402
Average debt outstanding (in millions)	$1,342.0	$1,223.4	$1,001.6
Weighted average interest rate	3.9%	2.3%	3.0%

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had outstanding debt denominated in Australian dollars (AUD) of 69.0 million, British pounds (GBP) of 12.9 million, Canadian dollars (CAD) of 96.6 million, and Euro (EUR) of 23.4 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2022 and December 31, 2021, the Company had no outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of December 31, 2022, the Company was in compliance with the terms of the Revolving Credit Facility.

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

Holders were entitled to convert their 2022 Convertible Notes at their option at any time prior to February 1, 2022 only under certain circumstances. On or after February 1, 2022 until the close of business on the scheduled trading day immediately preceding the maturity date, holders were entitled to convert their notes at any time.

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

For the years ended December 31, 2022, 2021, and 2020 the components of interest expense related to the Convertible Notes were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense	$2,622	$5,641	$6,858
Accretion of original issue discount	—	—	214
Amortization of deferred financing costs	317	911	866
Total Interest Expense	$2,939	$6,552	$7,938

Total interest expense in the table above does not include the effect of the interest rate swaps. During the years ended December 31, 2022, 2021 and 2020, the Company received $5.8 million, $8.9 million, and $8.4 million, respectively, and paid $4.9 million, $6.1 million, and $6.4 million, respectively, related to the quarterly settlement of its interest rate swaps. These net amounts are included in interest expense in the Company’s Consolidated Statements of Operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2022 and 2021, the components of the carrying value of the 2022 Convertible Notes and the stated interest rate were as follows:

	December 31, 2022	December 31, 2021
Principal amount of debt	$—	$99,990
Deferred financing costs	—	(317)
Carrying value of debt	$—	$99,673
Stated interest rate	N/A	4.50%

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

On August 1, 2022, the 2022 Convertible Notes matured in accordance with the governing indenture. Holders of $79.2 million aggregate principal amount of notes provided valid notice of conversion and were subject to the combination settlement method previously elected by the Company. In accordance with the settlement method, the Company issued a total of 4,360,125 shares of common stock, or $77.6 million at the adjusted conversion price per share of $17.92. The remaining balance of the notes that were not converted into newly issued shares of common stock were settled with existing cash resources, including through utilization of the Company’s Revolving Credit Facility. The interest rate swaps associated with the principal amount of the notes outstanding were terminated on the date of maturity of the 2022 Convertible Notes.

2023 Notes

In January 2018, the Company issued $150.0 million aggregate principal amount of unsecured notes that matured on January 22, 2023 (the “2023 Notes”). The principal amount of the 2023 Notes was payable at maturity. The 2023 Notes bore interest at a rate of 4.50% per year, payable semi-annually commencing on July 22, 2018, and were redeemable in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $146.9 million. The Company used the net proceeds of the 2023 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the 2023 Notes offering, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $150.0 million, which matured on January 22, 2023, matching the maturity date of the 2023 Notes. As a result of the swap, the Company’s effective interest rate on the 2023 Notes was three-month LIBOR plus 1.99%. See Note 5 for further information about the Company’s interest rate swaps.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statement of Operations. As of December 31, 2022, and 2021, the effective hedge interest rate swaps had a fair value of $(19.4) million and $4.4 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

2026 Notes

On February 3, 2021, the Company issued $300.0 million aggregate principal amount of unsecured notes that mature on August 1, 2026 (the “2026 Notes”). The principal amount of the 2026 Notes is payable at maturity. The 2026 Notes bear interest at a rate of 2.50% per year, payable semi-annually commencing on August 1, 2021, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and estimated offering costs, were $293.7 million. The Company used the net proceeds of the 2026 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statement of Operations. For the years ended December 31, 2022 and 2021, the effective hedge interest rate swaps had a fair value of $(35.7) million and $(10.2), respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense related to the 2023 Notes, 2024 Notes and 2026 Notes were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense	$27,716	$27,086	$20,029
Accretion of original issue discount	766	707	331
Amortization of deferred financing costs	2,408	2,338	1,651
Total Interest Expense	$30,890	$30,131	$22,011

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. During the years ended December 31, 2022, 2021 and 2020, the Company received $27.9 million, $27.2 million, and $20.2 million, respectively, and paid $31.4 million, $17.8 million and $15.7 million, respectively, related to the settlements of its interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. These net amounts are included in interest expense in the Company’s consolidated statements of operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2022 and 2021, the components of the carrying value of the 2023 Notes, 2024 Notes and 2026 Notes and the stated interest rates were as follows:

	December 31, 2022			December 31, 2021
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Principal amount of debt	$150,000	$347,500	$300,000	$150,000	$347,500	$300,000
Original issue discount, net of accretion	(1)	(721)	(1,468)	(11)	(1,091)	(1,853)
Deferred financing costs	(39)	(1,869)	(2,679)	(683)	(2,886)	(3,426)
Change in fair value of an effective hedge	—	(19,418)	(35,665)	—	4,373	(10,239)
Carrying value of debt	$149,960	$325,492	$260,188	$149,306	$347,896	$284,482
Stated interest rate	4.50%	3.875%	2.50%	4.50%	3.875%	2.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of December 31, 2022 and 2021 the Company’s swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes is three month LIBOR plus 1.99%, 2.28% (on a weighted average basis) and 1.91%, respectively.

As of December 31, 2022 and December 31, 2021, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

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

As of December 31, 2022 and December 31, 2021, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2022	December 31, 2021
Alpha Midco, Inc. - Delayed Draw	$910	$4,444
American Achievement, Corp. - Revolver	2,403	2,403
ASG II, LLC - Delayed Draw	6,952	—
Avalara, Inc. - Revolver	3,864	—
AvidXchange, Inc. - Delayed Draw	—	1,021
Axonify, Inc. - Delayed Draw	6,113	6,850
Bayshore Intermediate #2, L.P. - Revolver	1,618	2,398
BCTO Ace Purchaser, Inc. - Delayed Draw	6,556	—
Bear OpCo, LLC - Delayed Draw	2,606	—
Biohaven Pharmaceuticals, Inc. - Delayed Draw	—	12,500
BlueSnap, Inc. - Delayed Draw & Revolver	2,500	12,500
BTRS Holdings, Inc. - Delayed Draw & Revolver	8,638	—
Carlstar Group, LLC - Revolver	8,500	—
Clinicient, Inc. - Revolver	—	1,600
Cordance Operations, LLC - Delayed Draw & Revolver	12,093	—
CrunchTime Information Systems, Inc. - Delayed Draw	7,101	—
DaySmart Holdings, LLC - Delayed Draw	—	4,630
Destiny Solutions Parent Holding Company - Delayed Draw	—	6,478
Dye & Durham Corp. - Delayed Draw & Revolver	6,280	7,884
EDB Parent, LLC - Delayed Draw	18,037	—
Elysian Finco Ltd. - Delayed Draw & Revolver	6,792	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8,816	16,722
EMS Linq, Inc. - Revolver	8,784	8,784
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,618	—
ExtraHop Networks, Inc. - Delayed Draw	17,050	24,389
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3,425	500
G Treasury SS, LLC - Delayed Draw	3,400	6,986
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2,041	—
Ibis Intermediate Co. - Delayed Draw	6,338	6,338
IntelePeer Holdings, Inc. - Delayed Draw	—	2,643
IRGSE Holding Corp. - Revolver	253	673
Kyriba Corp. - Delayed Draw & Revolver	45	39
LeanTaaS Holdings, Inc. - Delayed Draw	47,218	—
Lithium Technologies, LLC - Revolver	1,979	1,979
Lucidworks, Inc. - Delayed Draw & Revolver	833	3,333
Murchison Oil and Gas, LLC - Delayed Draw	9,772	—
Netwrix Corp. - Delayed Draw & Revolver	13,881	6,351
Neuintel, LLC - Delayed Draw	4,200	8,600
OutSystems Luxco SARL - Delayed Draw	2,137	—
PageUp People, Ltd. - Delayed Draw & Revolver	5,764	30,173
Passport Labs, Inc. - Delayed Draw & Revolver	2,778	8,334
Ping Identity Holding Corp. - Revolver	2,273	—
PrimePay Intermediate, LLC - Delayed Draw	2,474	8,000
PrimeRevenue, Inc. - Delayed Draw & Revolver	6,250	6,500
Project44, Inc. - Delayed Draw	19,861	19,861
ReliaQuest Holdings, LLC - Delayed Draw & Revolver	22,752	29,877
Tango Management Consulting, LLC - Delayed Draw & Revolver	26,576	38,750
TRP Assets, LLC - Delayed Draw and Membership Interest	7,806	18,000
Verdad Resources Intermediate Holdings, LLC - Delayed Draw	—	7,778
WideOrbit, Inc. - Revolver	4,756	4,756
Workwell Acquisition Co. - Delayed Draw	—	10,000
Total Portfolio Company Commitments (1)(2)	$338,043	$332,074

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

Other Commitments and Contingencies

As of December 31, 2022 and 2021, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022 and 2021, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

In August 2022, the Company issued a total of 4,360,125 shares of common stock, or $77.6 million as settlement for the conversion of $79.2 million principal amount of the 2022 Convertible Notes.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the years ended December 31, 2022 and 2021. All shares issued to stockholders in the tables below are newly issued shares.

	Year Ended
	December 31, 2022
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 2, 2021	Base	December 15, 2021	January 14, 2022	233,542
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	65,596
February 17, 2022	Base	March 15, 2022	April 18, 2022	239,376
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	29,459
May 3, 2022	Base	June 15, 2022	July 15, 2022	294,337
August 2, 2022	Base	September 15, 2022	September 30, 2022	357,530
November 1, 2022	Base	December 15, 2022	December 30, 2022	405,986
Total Shares Issued				1,625,826

	Year Ended
	December 31, 2021
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 4, 2020	Base	December 15, 2020	January 15, 2021	211,904
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	24,196
February 17, 2021	Base	March 15, 2021	April 15, 2021	165,400
February 17, 2021	Special	March 25, 2021	April 8, 2021	483,361
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	30,924
May 4, 2021	Base	June 15, 2021	July 15, 2021	187,442
August 3, 2021	Supplemental	August 31, 2021	September 30, 2021	11,852
August 3, 2021	Base	September 15, 2021	October 15, 2021	254,691
November 2, 2021	Supplemental	November 30, 2021	December 31, 2021	39,493
November 2, 2021	Special	December 7, 2021	December 20, 2021	303,561
Total Shares Issued				1,712,824

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

During the year ended December 31, 2022, the Company repurchased 368,206 shares at a weighted average price per share of $16.75 inclusive of commissions, for a total cost of $6.2 million. For the year ended December 31, 2021, no shares were repurchased.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Earnings per common share—basic
Numerator for basic earnings per share	$108,053	$211,780	$178,108
Denominator for basic weighted average shares	78,197,826	72,169,488	67,209,078
Earnings per common share—basic	$1.38	$2.93	$2.65
Earnings per common share—diluted
Numerator for increase in net assets per share	$108,053	$211,780	$178,108
Adjustment for interest expense and deferred financing costs on 2022 Convertible Notes, incentive fee and excise tax, net	—	5,194	—
Numerator for diluted earnings per share	$108,053	$216,974	$178,108
Denominator for basic weighted average shares	78,197,826	72,169,488	67,209,078
Adjustment for dilutive effect of 2022 Convertible Notes	—	5,532,770	—
Denominator for diluted weighted average shares	78,197,826	77,702,258	67,209,078
Earnings per common share—diluted	$1.38	$2.79	$2.65

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

For the purpose of calculating diluted earnings per common share, the average daily closing prices of the Company’s common stock for the year ended December 31, 2020 was less than the estimated adjusted conversion prices for the 2022 Convertible Notes outstanding as of December 31, 2020. Therefore, for this period presented in the consolidated financial statements, the 2022 Convertible Notes have no impact on the computation of diluted earnings per common share.

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	$0.11
February 17, 2022	Base	March 15, 2022	April 18, 2022	0.41
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	0.04
May 3, 2022	Base	June 15, 2022	July 15, 2022	0.41
August 2, 2022	Base	September 15, 2022	September 30, 2022	0.42
November 1, 2022	Base	December 15, 2022	December 30, 2022	0.45
Total Dividends Declared				$1.84

	Year Ended
	December 31, 2021
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	$0.05
February 17, 2021	Base	March 15, 2021	April 15, 2021	0.41
February 17, 2021	Special	March 25, 2021	April 8, 2021	1.25
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	0.06
May 4, 2021	Base	June 15, 2021	July 15, 2021	0.41
August 3, 2021	Supplemental	August 31, 2021	September 30, 2021	0.02
August 3, 2021	Base	September 15, 2021	October 15, 2021	0.41
November 2, 2021	Supplemental	November 30, 2021	December 31, 2021	0.07
November 2, 2021	Special	December 7, 2021	December 20, 2021	0.50
November 2, 2021	Base	December 15, 2021	January 14, 2022	0.41
Total Dividends Declared				$3.59

		Year Ended
		December 31, 2020
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2020	Supplemental	February 28, 2020	March 31, 2020	$0.06
February 19, 2020	Base	March 13, 2020	April 15, 2020	0.41
February 19, 2020	Special	April 15, 2020	April 30, 2020	0.25
February 19, 2020	Special	June 15, 2020	June 30, 2020	0.25
May 5, 2020	Base	June 15, 2020	July 15, 2020	0.41
August 4, 2020	Base	September 15, 2020	October 15, 2020	0.41
November 4, 2020	Supplemental	November 30, 2020	December 31, 2020	0.10
November 4, 2020	Base	December 15, 2020	January 15, 2021	0.41
Total Dividends Declared				$2.30

The dividends declared during the years ended December 31, 2022, 2021 and 2020 were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Ordinary Income (1)	$124,760	$225,522	$145,053
Long-Term Capital Gains	19,562	35,968	9,501
Total	$144,322	$261,490	$154,554

(1)
For the years ended December 31, 2022, 2021 and 2020, 87.86%, 84.46%, and 80.87% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The tax basis components of distributable earnings for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Undistributed net investment income - tax basis	$36,436	$17,209	$90,377
Undistributed net realized gains (losses) - tax basis	26,377	14,818	30,451
Net unrealized gains (losses) on investments	3,823	77,220	24,159
Other temporary differences	(10,180)	(19,144)	(5,737)
Total distributable earnings - book basis	$56,456	$90,103	$139,250

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2022, 2021 and 2020, to taxable income at December 31, 2022, 2021 and 2020:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Increase in net assets resulting from operations	$108,053	$211,780	$178,108
Adjustments:
Net unrealized (gain) loss on investments	74,969	(40,546)	(33,695)
Other income for tax purposes, not book	688	4,957	28,096
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	2,621	391	5,767
Other book-tax differences	(11,123)	(3,771)	(9,021)
Taxable Income	$175,108	$172,711	$169,155

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

During the period April 1, 2022 through December 31, 2022, the Company increased distributable earnings and decreased additional paid in capital by $2.3 million which was primarily attributable to U.S. federal excise taxes.

During the period April 1, 2021 through December 31, 2021, the Company increased distributable earnings and decreased additional paid in capital by $0.1 million which was primarily attributable to U.S. federal excise taxes.

During the period April 1, 2020 through December 31, 2020, the Company increased distributable earnings and decreased additional paid in capital by $4.0 million attributable to U.S. federal excise taxes.

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

As of December 31, 2022, the Company had a deferred tax liability of $3.3 million pertaining to unrealized gains, related to five of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.8 million pertaining to operating losses.

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

The tax cost of the Company’s investments as of December 31, 2022 was $2,787,005, resulting in estimated gross unrealized gains and losses of $109,609 and $105,786, respectively. The tax cost of the Company’s investments as of December 31, 2021 was $2,445,863, resulting in estimated gross unrealized gains and losses of $156,819 and $79,599, respectively. The tax cost of the

Company’s investments as of December 31, 2020 was $2,285,393, resulting in estimated gross unrealized gains and losses of $125,374 and $101,215, respectively.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2022 and 2021, a net expense of $2.2 million and $0.7 million, respectively, was recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2022, 2021, 2020, 2019 and 2018.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Per Share Data (7)
Net asset value, beginning of period	$16.84	$17.16	$16.83	$16.25	$16.09

Net investment income (1)	2.13	1.97	2.19	1.94	2.25
Net realized and unrealized gains (losses) (1)	(0.75)	0.96	0.46	0.40	(0.39)
Total from operations	1.38	2.93	2.65	2.34	1.86
Issuance of common stock, net of offering costs (2)	0.04	0.31	0.01	0.04	0.08
Settlement of 2022 Convertible Notes (2)	0.08	0.03	—	—	—
Repurchase of common stock (2)	(0.02)	—	0.01	—	—
Repurchase of debt (2)	—	—	(0.01)	—	—
Dividends declared from net investment income (2)	(1.59)	(2.80)	(2.07)	(1.81)	(1.77)
Dividends declared from realized gains (2)	(0.25)	(0.79)	(0.23)	—	(0.01)
Total increase/(decrease) in net assets	(0.36)	(0.32)	0.33	0.58	0.16
Net Asset Value, End of Period	$16.48	$16.84	$17.16	$16.83	$16.25
Per share market value at end of period	$17.80	$23.39	$20.75	$21.47	$18.09
Total return based on market value with reinvestment of dividends (3)	(15.78)%	32.80%	11.24%	30.57%	4.24%
Total return based on market value (4)	(16.03)%	30.02%	7.36%	28.69%	0.35%
Total return based on net asset value (5)	8.79%	19.06%	15.63%	14.71%	12.06%
Shares Outstanding, End of Period	81,389,287	75,771,542	67,684,209	66,524,591	65,412,817
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets	11.05%	11.17%	11.10%	11.27%	11.32%
Ratio of net investment income to average net assets	12.85%	11.67%	13.26%	11.73%	13.80%
Portfolio turnover	26.67%	44.23%	41.88%	30.89%	44.57%
Net assets, end of period	$1,341,569	$1,275,848	$1,161,315	$1,119,297	$1,063,202

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

(6)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the years ended December 31, 2022 and 2021 and the Adviser’s waivers of its right to receive a portion of the Management and Incentive Fees with respect to the Company’s ownership of shares of common stock of Oxford Square Capital Corp. and Triangle Capital Corp for the year ended December 31, 2018. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 11.08%, 11.19% and 11.33% for the years ended December 31, 2022, 2021 and 2018, respectively. The Adviser did not waive any Management Fees or Incentive Fees for the years ended December 31, 2020 and 2019.
(7)
Table may not sum due to rounding.

14. Selected Quarterly Financial Data (Unaudited)

	2022
	Q4	Q3	Q2	Q1
Investment Income	$100,149	$77,839	$63,888	$67,429
Net Expenses (1)	$47,536	$40,659	$23,066	$31,717
Net Investment Income	$52,613	$37,180	$40,822	$35,712
Total unrealized and realized gains (losses)	$(6,351)	$(2,749)	$(54,347)	$5,173
Increase in Net Assets Resulting from Operations	$46,262	$34,431	$(13,525)	$40,885
Net Asset Value per Share as of the End of the Quarter	$16.48	$16.36	$16.27	$16.88

	2021
	Q4	Q3	Q2	Q1
Investment Income	$78,323	$71,200	$62,828	$66,242
Net Expenses (1)	$32,132	$34,730	$35,440	$33,932
Net Investment Income	$46,191	$36,470	$27,388	$32,310
Total unrealized and realized gains (losses)	$(4,373)	$18,486	$30,966	$24,342
Increase in Net Assets Resulting from Operations	$41,818	$54,956	$58,354	$56,652
Net Asset Value per Share as of the End of the Quarter	$16.84	$17.18	$16.85	$16.47

	2020
	Q4	Q3	Q2	Q1
Investment Income	$62,217	$71,316	$70,234	$66,270
Net Expenses (1)	$29,448	$30,212	$30,765	$32,608
Net Investment Income	$32,769	$41,104	$39,469	$33,662
Total unrealized and realized (losses)	$20,711	$40,753	$56,401	$(86,761)
Increase in Net Assets Resulting from Operations	$53,480	$81,857	$95,870	$(53,099)
Net Asset Value per Share as of the End of the Quarter	$17.16	$16.87	$16.08	$15.57

(1)
Net expenses include income taxes, including excise taxes.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2022.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the SOX Code of Business Conduct and Ethics (which is set forth below), information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Our SOX Code of Business Conduct and Ethics may be found at http://www.sixthstreetspecialtylending.com in the “Investor Resources” section of our website. We intend to disclose any substantive amendments to or waivers of required provisions of the SOX Code of Business Conduct and Ethics on our website or on a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

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

Exhibit No	Description of Exhibits

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

10.19

Eleventh Amendment to Second Amended and
Restated Senior Secured Revolving Credit Agreement, dated as of December 21, 2021, among Sixth Street Specialty
Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as
Administrative Agent (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on
February 17, 2022).

10.20

Twelfth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 25, 2022, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022).

10.21

Thirteenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May

19, 2022, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.2 to the

Company’s Quarterly Report on Form 10-Q filed on August 2, 2022).

21.1	Subsidiaries of Sixth Street Specialty Lending, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definiton Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2023	SIXTH STREET SPECIALTY LENDING, INC.

/s/ Joshua Easterly
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Gordon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2023.

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