Form 10-Q
period 2023-03-31
Sixth Street Specialty Lending, Inc.
filed 2023-05-08
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at May 8, 2023 was 81,751,865.

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
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,830,361 and $2,707,442, respectively)	$2,851,842	$2,717,170
Controlled, affiliated investments (amortized cost of $69,474 and $67,284, respectively)	66,742	70,755
Total investments at fair value (amortized cost of $2,899,835 and $2,774,726, respectively)	2,918,584	2,787,925
Cash and cash equivalents (restricted cash of $16,162 and $15,437, respectively)	25,737	25,647
Interest receivable	24,631	18,846
Prepaid expenses and other assets	3,728	4,529
Total Assets	$2,972,680	$2,836,947
Liabilities
Debt (net of deferred financing costs of $16,533 and $17,760, respectively)	$1,563,036	$1,441,796
Management fees payable to affiliate	10,477	10,526
Incentive fees on net investment income payable to affiliate	9,481	10,918
Incentive fees on net capital gains accrued to affiliate	7,822	6,064
Other payables to affiliate	3,707	3,265
Other liabilities	22,152	22,809
Total Liabilities	1,616,675	1,495,378
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 82,416,115 and 82,053,537 shares issued, respectively; and 81,751,865 and 81,389,287 shares outstanding, respectively	824	821
Additional paid-in capital	1,300,593	1,294,751
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	65,047	56,456
Total Net Assets	1,356,005	1,341,569
Total Liabilities and Net Assets	$2,972,680	$2,836,947
Net Asset Value Per Share	$16.59	$16.48

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$91,437	$64,233
Dividend income	608	235
Other income	2,757	1,762
Total investment income from non-controlled, non-affiliated investments	94,802	66,230
Investment income from non-controlled, affiliated investments:
Interest from investments	—	133
Total investment income from non-controlled, affiliated investments	—	133
Investment income from controlled, affiliated investments:
Interest from investments	1,702	1,065
Other income	1	1
Total investment income from controlled, affiliated investments	1,703	1,066
Total Investment Income	96,505	67,429
Expenses
Interest	28,486	9,602
Management fees	10,733	9,330
Incentive fees on net investment income	9,481	7,877
Incentive fees on net capital gains	1,758	1,424
Professional fees	1,756	1,484
Directors’ fees	183	191
Other general and administrative	1,014	1,459
Total expenses	53,411	31,367
Management fees waived (Note 3)	(256)	—
Net Expenses	53,155	31,367
Net Investment Income Before Income Taxes	43,350	36,062
Income taxes, including excise taxes	413	350
Net Investment Income	42,937	35,712
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	11,754	(5,622)
Non-controlled, affiliated investments	—	(14,350)
Controlled, affiliated investments	(6,204)	16,220
Translation of other assets and liabilities in foreign currencies	(1,004)	(1,800)
Interest rate swaps	231	(2,943)
Total net change in unrealized gains (losses)	4,777	(8,495)
Realized gains (losses):
Non-controlled, non-affiliated investments	4,814	8
Non-controlled, affiliated investments	—	13,673
Foreign currency transactions	424	(13)
Total net realized gains (losses)	5,238	13,668
Total Net Unrealized and Realized Gains (Losses)	10,015	5,173
Increase in Net Assets Resulting from Operations	$52,952	$40,885
Earnings per common share—basic	$0.65	$0.54
Weighted average shares of common stock outstanding—basic	81,400,843	75,972,079
Earnings per common share—diluted	$0.65	$0.51
Weighted average shares of common stock outstanding—diluted	81,400,843	81,536,251

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2023

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Carlstar Group, LLC (3)	First-lien loan ($33,150 par, due 7/2027)	7/8/2022	SOFR + 6.60%	11.34%	$32,353	$32,734	2.4%
Business Services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 57,353 par, due 10/2025)	7/6/2018	C + 4.75%	9.78%	43,273	42,696 (CAD 57,783)	3.1%
Alpha Midco, Inc. (3)(5)	First-lien loan ($68,751 par, due 8/2025)	8/15/2019	SOFR + 7.63%	12.52%	67,932	69,621	5.1%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 35,315 par, due 12/2027)	12/3/2021	C + 5.75%	10.78%	26,960	26,391 (CAD 35,716)	1.9%
	First-lien revolving loan (CAD 1,448 par, due 12/2026)	12/3/2021	C + 5.75%	10.78%	1,014	1,070 (CAD 1,448)	0.1%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($60,200 par, due 7/2027)	7/22/2021	SOFR + 7.60%	12.41%	59,093	59,147	4.4%
ForeScout Technologies, Inc. (3)	First-lien loan ($2,666 par, due 8/2026)	7/1/2022	L + 9.00%	14.16% (incl. 9.00% PIK)	2,605	2,596	0.2%
	First-lien loan ($6,658 par, due 8/2026)	8/17/2020	L + 9.50%	14.66% (incl. 9.50% PIK)	6,573	6,625	0.5%
	First-lien revolving loan ($500 par, due 8/2025)	8/17/2020	L + 8.50%	13.44%	494	498	0.0%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,422 par, due 11/2029)	11/14/2022	E + 6.50%	9.15%	3,143	3,312 (EUR 3,049)	0.2%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,775 par, due 12/2026)	12/20/2021	SOFR + 6.65%	11.50%	17,409	17,507	1.3%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($332 par, due 5/2029)	5/2/2022	SOFR + 4.85%	9.53%	332	312	0.0%
Netwrix Corp. (3)	First-lien loan ($36,171 par, due 6/2029)	6/9/2022	SOFR + 5.00%	9.71%	35,628	35,809	2.6%
	First-lien revolving loan ($718 par, due 6/2029)	6/9/2022	SOFR + 5.00%	9.90%	679	689	0.1%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,263 par, due 12/2028)	12/8/2022	E + 5.75%	8.74%	3,068	3,223 (EUR 2,966)	0.2%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($64,634 par, due 10/2026)	10/8/2020	SOFR + 7.25%	12.07%	63,629	65,119	4.8%
TIBCO Software Inc. (9)	First-lien note ($13,000 par, due 3/2029)	9/20/2022	6.50%	6.50%	10,984	11,468	0.8%
	First-lien loan ($12,000 par, due 3/2029) (3)	9/20/2022	SOFR + 4.60%	9.50%	10,977	10,880	0.8%
					353,793	356,963	26.1%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	9.20%	6,898	7,594 (EUR 6,989)	0.6%
	First-lien loan (GBP 10,217 par, due 9/2028)	9/6/2022	S + 6.75%	10.94%	11,255	12,381 (GBP 10,013)	0.9%
					18,153	19,975	1.5%
Communications
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($19,950 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.16%	18,789	19,151	1.4%
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,563 par, due 11/2026)	11/19/2021	SOFR + 7.10%	11.91%	33,725	33,526	2.5%
IntelePeer Holdings, Inc.	First-lien loan ($34,484 par, due 12/2024) (3)	12/2/2019	SOFR + 8.40%	13.30%	34,446	33,794	2.5%
	Convertible note ($4,465 par, due 5/2028)	5/12/2021	6.50%	6.50% PIK	4,434	4,532	0.3%
					91,394	91,003	6.7%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,479 par, due 10/2029)	10/25/2021	L + 8.88%	13.72%	42,760	39,892	2.9%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($60,000 par, due 6/2026)	6/8/2021	L + 5.75%	10.59%	59,108	58,950	4.3%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	L + 6.25%	11.09%	55,286	54,248	4.0%
	First-lien revolving loan ($2,635 par, due 12/2027)	12/22/2021	L + 6.25%	11.09%	2,497	2,328	0.2%
					159,651	155,418	11.4%
Financial Services
BTRS Holdings, Inc.(3)	First-lien loan ($45,632 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.74%	44,342	44,605	3.3%
	First-lien revolving loan ($663 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.06%	525	554	0.0%
Bear OpCo, LLC (3)(5)	First-lien loan ($20,469 par, due 10/2024)	10/10/2019	SOFR + 7.65%	12.46%	20,281	20,673	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($42,000 par, due 10/2024)	10/25/2019	SOFR + 7.15%	12.05%	41,691	42,111	3.1%
G Treasury SS, LLC (3)(5)	First-lien loan ($66,260 par, due 4/2024)	4/9/2018	SOFR + 8.40%	13.13%	66,222	66,260	4.9%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,522 par, due 5/2027)	5/28/2021	L + 4.50%	9.45%	1,417	1,640	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($14,411 par, due 5/2028)	5/28/2021	L + 8.25%	13.20% PIK	14,173	14,194	1.0%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($19,063 par, due 6/2026)	6/21/2021	SOFR + 5.40%	10.30%	18,788	18,824	1.4%
Kyriba Corp.(3)	First-lien loan ($19,485 par, due 4/2025)	4/9/2019	L + 9.00%	14.21% (incl. 9.00% PIK)	19,321	19,631	1.4%
	First-lien loan (EUR 10,150 par, due 4/2025)	4/9/2019	E + 9.00%	12.29% (incl. 9.00% PIK)	11,259	11,110 (EUR 10,226)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	12.46%	1,396	1,421	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	10.54%	373	365 (EUR 336)	0.0%
Passport Labs, Inc.	First-lien loan ($23,850 par, due 4/2026) (3)	4/28/2021	SOFR + 8.40%	13.30%	23,643	23,426	1.7%
	Convertible Promissory Note A ($694 par, due 9/2024)	3/2/2023	8.00%	8.00%	694	1,000	0.1%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 7.00%	11.76%	22,132	22,227	1.6%
PrimeRevenue, Inc. (3)	First-lien loan ($16,507 par, due 12/2023)	12/31/2018	L + 7.00%	11.84%	16,464	16,507	1.2%
TradingScreen, Inc. (3)(5)	First-lien loan ($44,550 par, due 4/2027)	4/30/2021	L + 6.25%	11.08%	43,589	43,882	3.2%
					346,310	348,430	25.4%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($65,619 par, due 11/2027)	11/23/2020	SOFR + 8.45%	13.27%	64,541	65,455	4.8%
	Second-lien loan ($5,000 par, due 1/2030)	1/23/2023	SOFR + 10.70%	15.35% PIK	4,853	4,913	0.4%
Caris Life Sciences, Inc.	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	5,490	0.4%
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 3,423 par, due 2/2029)	2/24/2023	E + 7.00%	10.02% (incl. 3.25% PIK)	3,473	3,579 (EUR 3,294)	0.3%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	10.39%	63,800	64,025	4.7%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($45,999 par, due 10/2024)	6/30/2017	L + 7.00%	11.85%	45,374	46,114	3.4%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	12.15%	67,978	68,175	5.0%
Raptor US Buyer II Corp. (3)	First-lien loan ($13,636 par, due 3/2029)	3/24/2023	SOFR + 6.75%	11.63%	13,134	13,193	1.0%
					265,755	270,944	20.0%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($58,963 par, due 5/2028)	5/25/2022	SOFR + 6.40%	11.08%	57,578	57,826	4.3%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2023)	9/29/2015	L + 9.50%	14.66%	28,594	29,958	2.2%
	First-lien revolving loan ($18,937 par, due 6/2023)	9/29/2015	L + 9.50%	14.47%	18,937	18,748	1.4%
					105,109	106,532	7.9%
Human Resource Support Services

Axonify, Inc. (3)(4)(5)	First-lien loan ($48,147 par, due 5/2026)	5/5/2021	SOFR + 7.65%	12.34%	47,285	47,481	3.5%
bswift, LLC (3)(5)	First-lien loan ($44,694 par, due 11/2028)	11/7/2022	SOFR + 6.63%	11.33%	43,388	43,912	3.2%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($17,852 par, due 1/2028)	1/31/2022	SOFR + 6.65%	11.50%	17,387	17,931	1.3%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 33,488 par, due 12/2026)	12/6/2021	B + 6.50%	10.25%	34,707	32,855 (AUD 49,055)	2.4%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 14,476 par, due 12/2025)	1/11/2018	B + 5.50%	9.28%	10,875	9,541 (AUD 14,246)	0.7%
	First-lien loan (GBP 3,754 par, due 12/2025)	10/28/2021	S + 5.78%	9.73%	5,169	4,595 (GBP 3,716)	0.3%
	First-lien loan ($11,979 par, due 12/2025)	10/28/2021	L + 5.50%	10.65%	11,966	11,859	0.9%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($68,600 par, due 5/2024)	5/3/2019	L + 6.00%	10.84%	68,127	67,571	5.0%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($33,858 par, due 12/2026)	12/17/2021	SOFR + 7.15%	12.05%	32,971	33,350	2.5%
Modern Hire, Inc. (3)(5)	First-lien loan ($28,688 par, due 5/2024)	5/15/2019	L + 6.00%	10.84%	28,479	28,831	2.1%
Workwell Acquisition Co. (3)(5)	First-lien loan ($23,646 par, due 10/2025)	10/19/2020	SOFR + 7.40%	12.29%	23,312	23,410	1.7%
					323,666	321,336	23.6%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($4,545 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.39%	4,421	4,433	0.3%
Internet Services
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($33,218 par, due 10/2028)	10/1/2021	L + 7.75%	12.46% PIK	32,670	32,720	2.4%
	First-lien revolving loan ($468 par, due 10/2027)	10/1/2021	L + 6.75%	11.42%	427	432	0.0%
Coupa Holdings, LLC (3)	First-lien loan ($43,191 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.29%	42,005	42,316	3.1%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($52,988 par, due 6/2028)	6/17/2022	SOFR + 6.00%	10.76%	51,890	52,087	3.8%
EDB Parent, LLC (3)(5)	First-lien loan ($58,589 par, due 7/2028)	7/7/2022	SOFR + 7.00%	11.90%	57,269	57,564	4.2%
Higher Logic, LLC (3)(5)	First-lien loan ($55,100 par, due 1/2025)	6/18/2018	SOFR + 7.25%	12.15%	54,824	55,100	4.1%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($32,519 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.40%	31,641	31,833	2.3%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 1/2024)	10/3/2017	SOFR + 8.00%	12.67%	54,662	53,469	3.9%
	First-lien revolving loan ($1,320 par, due 1/2024)	10/3/2017	SOFR + 8.00%	12.67%	1,322	1,245	0.1%
Lucidworks, Inc. (3)(5)	First-lien loan ($8,474 par, due 2/2027)	2/11/2022	SOFR + 7.50%	12.31% (incl. 3.50% PIK)	8,474	8,381	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($50,985 par, due 2/2026)	2/25/2021	SOFR + 7.10%	11.91%	50,190	50,093	3.7%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	11.56%	35,307	35,820	2.6%
					420,681	421,060	30.8%
Manufacturing
Avalara, Inc (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.15%	37,633	37,680	2.8%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($18,500 par, due 4/2027)	4/25/2022	SOFR + 6.50%	11.17%	18,151	18,130	1.3%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.86%	26,636	26,705	2.0%
Murchison Oil and Gas, LLC (3)	First-lien loan ($33,388 par, due 6/2026)	6/30/2022	SOFR + 8.65%	13.55%	32,754	33,479	2.5%
TRP Assets, LLC (3)	First-lien loan ($57,818 par, due 12/2025)	12/3/2021	SOFR + 7.76%	12.66%	56,996	58,468	4.3%
					116,386	118,652	8.8%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($40,250 par, due 3/2026)	3/31/2021	SOFR + 6.60%	11.41%	39,600	39,747	2.9%
Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	13.51%	24,803	25,063	1.8%
American Achievement, Corp. (3)(14)	First-lien loan ($27,171 par, due 9/2026)	9/30/2015	L + 6.25%	10.92% (incl. 10.42% PIK)	26,340	19,631	1.4%
	First-lien loan ($1,360 par, due 9/2026)	6/10/2021	L + 14.00%	18.67% (incl. 18.17% PIK)	1,360	75	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	L + 1.00%	5.76% PIK	545	70	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($69,667 par, due 8/2027)	9/2/2022	SOFR + 7.90%	12.75%	68,024	68,273	5.0%
Cordance Operations, LLC (3)	First-lien loan ($40,165 par, due 7/2028)	7/25/2022	SOFR + 9.25%	14.06%	39,273	39,639	2.9%
Neuintel, LLC (3)(5)	First-lien loan ($52,201 par, due 12/2026)	12/20/2021	L + 6.25%	11.08%	51,265	51,940	3.8%
	Delayed draw term loan ($5,500 par, due 12/2026)	12/20/2021	SOFR + 7.60%	12.41%	5,500	5,473	0.4%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($73,125 par, due 5/2026)	11/8/2021	L + 8.00%	12.83%	72,047	73,856	5.4%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($46,945 par, due 12/2027)	12/1/2021	L + 6.75%	11.52%	46,139	45,817	3.4%
	First-lien revolving loan ($28 par, due 12/2027)	12/1/2021	P + 6.75%	14.75%	(45)	(56)	0.0%
					335,251	329,781	24.1%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	L + 6.25%	11.41%	34,098	34,589	2.6%
Total Debt Investments					2,702,405	2,707,407	198.6%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	1,687 (CAD 2,283)	0.1%
Mitnick TA Aggregator, LP (11)(12)(13)	Membership Interest (0.43% ownership)	5/2/2022			5,243	5,245	0.4%
ReliaQuest, LLC (11)(13)	Class A-1 Units (567,683 units)	11/23/2021			1,120	1,512	0.1%
	Class A-2 Units (2,580 units)(12)	6/21/2022			6	9	0.0%
Sprinklr, Inc. (10)(11)	Common Shares (484,700 shares)	6/24/2021			4,180	6,282	0.5%
					14,458	14,735	1.1%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	1,666	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	1,792	0.1%
	280,000 Warrants	2/28/2020			183	—	0.0%
	106,592 Warrants	4/8/2021			—	—	0.0%
					6,174	4,708	0.3%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	2,417	0.2%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,523	4,763	0.4%
RMCF IV CIV XXXV, LP. (11)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,293	0.1%
					9,778	8,473	0.7%
Financial Services
AvidXchange, Inc. (10)(11)	Common Shares (200,721 shares)	10/15/2021			1,022	1,566	0.1%
Newport Parent Holdings, LP (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	4,887	0.4%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	5	0.0%
Passport Labs, Inc. (11)	17,534 Warrants	4/28/2021			192	42	0.0%

TradingScreen, Inc. (11)(13)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					5,997	7,100	0.5%
Healthcare
Caris Life Sciences, Inc. (11)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	1,272	0.1%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	9,070	0.7%
	633,376 Warrants	9/21/2018			192	1,205	0.1%
	569,991 Warrants	4/2/2020			250	901	0.1%
Merative L.P. (11)(12)(13)	989,691 Class A-1 Units	6/30/2022			9,897	9,897	0.7%
Raptor US Buyer II Corp. (11)(12)	1,364 Ordinary Shares	3/24/2023			136	136	0.0%
	1,364 Class A	3/24/2023			136	136	0.0%
	1,364 Class B	3/24/2023			136	136	0.0%
	1,364 Class C	3/24/2023			136	136	0.0%
	1,364 Class D	3/24/2023			136	136	0.0%
	1,364 Class E	3/24/2023			136	136	0.0%
	1,364 Class F	3/24/2023			136	136	0.0%
	1,364 Class G	3/24/2023			136	136	0.0%
	1,364 Class H	3/24/2023			136	136	0.0%
	1,364 Class I	3/24/2023			136	136	0.0%
					22,749	23,705	1.7%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(11)	Class A Units (33,790,171 units)	12/21/2018			21,842	17,993	1.3%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	18,036	1.3%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,035	0.3%
bswift, LLC (11)(12)	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	2,394	0.2%
ClearCompany, LLC (11)(13)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	4,839	0.4%
DaySmart Holdings, LLC (11)(13)	Class A Units (166,811 units)	10/1/2019			1,347	1,882	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,009 (AUD 3,000)	0.1%
					11,669	15,159	1.1%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Common Units (12,330,709 units)	10/1/2021			12,331	11,375	0.8%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	800	0.1%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)(12)	11/18/2022			198	198	0.0%
SMA Technologies Holdings, LLC (11)(12)	Class A Units (1,300 shares)	11/21/2022			1,300	1,300	0.1%
	Class B Units (923,250 shares)	11/21/2022			—	—	0.0%
					17,629	16,673	1.2%
Marketing Services
Validity, Inc. (11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	10,944	0.8%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (12)(13)	13,355 Preferred Units	6/30/2022			13,355	13,857	1.0%
TRP Assets, LLC (11)(12)(13)	Partnership Interest (1.89% ownership)	8/25/2022			8,070	9,967	0.7%
					21,425	23,824	1.7%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	18,750 Warrants	8/5/2020			1,029	—	0.0%
	18,750 Warrants (12)	7/29/2022			112	70	0.0%
	Common Shares (18,669 shares) (10)	7/29/2022			68	70	0.0%
					1,209	140	0.0%
Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (132,928 Certificates)	12/7/2020			—	731	0.1%
	Trust Certificates (996,958 Certificates)	1/30/2021			2,836	10,468	0.8%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/21/2021			3,000	2,761	0.2%
					5,836	14,010	1.1%

Structured Credit
Allegro CLO Ltd, Series 2018-1A, (3)(4)(9)	Structured Product ($1,000 par, due 6/2031)	5/26/2022	L + 2.85%	7.64%	942	882	0.1%
American Money Management Corp CLO Ltd, Series 2016-18A (3)(4)(9)	Structured Product ($1,500 par, due 5/2031)	6/22/2022	L + 3.05%	8.01%	1,351	1,340	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(9)	Structured Product ($1,000 par, due 4/2034)	6/23/2022	L + 6.25%	11.07%	895	885	0.1%
Ares Loan Funding I Ltd, Series 2021-ALFA, Class E (3)(4)(9)	Structured Product ($1,000 par, due 10/2034)	6/24/2022	L + 6.70%	11.49%	924	935	0.1%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	10.17%	425	394	0.0%
Battalion CLO Ltd, Series 2021-21A (3)(4)(9)	Structured Product ($1,300 par, due 7/2034)	7/13/2022	L + 3.30%	8.09%	1,160	1,152	0.1%
Benefit Street Partners CLO Ltd, Series 2015-BR (3)(4)(9)	Structured Product ($2,500 par, due 7/2024)	7/13/2022	L + 3.85%	8.66%	2,182	2,302	0.2%
Benefit Street Partners CLO Ltd, Series 2015-8A (3)(4)(9)	Structured Product ($1,425 par, due 1/2031)	9/13/2022	L + 2.75%	7.56%	1,272	1,248	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(9)	Structured Product ($1,000 par, due 7/2030)	5/26/2022	L + 2.90%	7.69%	898	875	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2016-1, Ltd (3)(4)(9)	Structured Product ($1,600 par, due 4/2034)	2/15/2023	L + 6.60%	11.41%	1,421	1,366	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	10.56%	1,251	1,252	0.1%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(9)	Structured Product ($1,000 par, due 7/2032)	6/30/2022	L + 6.44%	11.25%	898	881	0.1%
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(9)	Structured Product ($1,000 par, due 1/2031)	7/21/2022	L + 4.55%	9.36%	865	855	0.1%
CIFC CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Product ($1,000 par, due 7/2031)	6/16/2022	L + 5.50%	10.29%	899	867	0.1%
CIFC CLO Ltd, Series 2021-4A (3)(4)(9)	Structured Product ($1,000 par, due 7/2033)	7/14/2022	L + 6.00%	10.79%	884	916	0.1%

Crown Point CLO Ltd, Series 2021-10A (3)(4)(9)	Structured Product ($1,000 par, due 7/2034)	6/14/2022	L + 6.85%	11.66%	901	860	0.1%
Dryden Senior Loan Fund, Series 2018-55A (3)(4)(9)	Structured Product ($1,000 par, due 4/2031)	7/25/2022	L + 2.85%	7.64%	907	885	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(9)	Structured Product ($1,500 par, due 7/2034)	8/17/2022	L + 6.50%	11.29%	1,428	1,334	0.1%
Eaton CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Product ($2,500 par, due 1/2030)	6/23/2022	L + 2.50%	7.31%	2,235	2,263	0.2%
Eaton CLO Ltd, Series 2020-1A (3)(4)(9)	Structured Product ($1,000 par, due 10/2034)	8/11/2022	L + 6.25%	11.04%	932	905	0.1%
GoldenTree CLO Ltd, Series 2020-7A (3)(4)(9)	Structured Product ($1,000 par, due 4/2034)	6/17/2022	L + 6.50%	11.31%	919	921	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(9)	Structured Product ($1,015 par, due 7/2034)	6/3/2022	L + 6.35%	11.14%	933	893	0.1%
Gulf Stream Meridian, Series 2021-6A (3)(4)(9)	Structured Product ($2,000 par, due 1/2037)	9/12/2022	L + 6.36%	11.15%	1,816	1,744	0.1%
Jefferson Mill CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Product ($1,000 par, due 10/2031)	5/23/2022	L + 3.55%	8.36%	902	860	0.2%
KKR CLO Ltd, 49A (3)(4)(9)	Structured Product ($1,000 par, due 7/2035)	6/2/2022	L + 8.00%	12.64%	969	945	0.1%
Madison Park CLO, Series 2018-28A (3)(4)(9)	Structured Product ($1,000 par, due 7/2030)	6/28/2022	L + 5.25%	10.04%	887	915	0.1%
Magnetite CLO Ltd, Series 2021-30A (3)(4)(9)	Structured Product ($1,000 par, due 10/2034)	6/13/2022	L + 6.20%	11.02%	918	940	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(9)	Structured Product ($3,500 par, due 4/2033)	5/23/2022	L + 3.52%	8.33%	3,155	2,978	0.2%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(9)	Structured Product ($1,100 par, due 7/2031)	6/1/2022	L + 6.05%	10.86%	962	882	0.1%
Octagon 57 LLC, Series 2021-1A (3)(4)(9)	Structured Product ($1,000 par, due 10/2034)	5/24/2022	L + 6.60%	11.39%	932	911	0.1%
Octagon Investment Partners 18 Ltd, Series 2018-18A (3)(4)(9)	Structured Product ($1,000 par, due 4/2031)	7/26/2022	L + 2.70%	7.49%	895	890	0.1%
Octagon Investment Partners 38 Ltd, Series 2018-1A (3)(4)(9)	Structured Product ($2,800 par, due 7/2030)	9/20/2022	L + 2.95%	7.76%	2,472	2,509	0.2%
Park Avenue Institutional Advisers CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Product ($1,000 par, due 10/2031)	9/23/2022	L + 3.33%	8.14%	865	853	0.2%
Pikes Peak CLO, Series 2021-9A (3)(4)(9)	Structured Product ($2,000 par, due 10/2034)	8/31/2022	L + 6.58%	11.39%	1,782	1,786	0.1%
RR Ltd, Series 2020-8A (3)(4)(9)	Structured Product ($1,000 par, due 4/2033)	8/22/2022	L + 6.40%	11.19%	937	914	0.1%
Shackelton CLO Ltd, Series 2015-7RA (3)(4)(9)	Structured Product ($1,000 par, due 7/2031)	5/23/2022	L + 3.33%	8.12%	893	896	0.1%
Signal Peak CLO LLC, Series 2018-5A (3)(4)(9)	Structured Product ($1,000 par, due 4/2031)	8/9/2022	L + 5.65%	10.47%	898	882	0.1%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(9)	Structured Product ($1,000 par, due 7/2032)	5/25/2022	L + 6.25%	11.06%	929	870	0.1%
Stewart Park CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Product ($1,000 par, due 1/2030)	7/25/2022	L + 2.60%	7.39%	906	899	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Product ($2,750 par, due 10/2031)	6/22/2022	L + 5.75%	10.54%	2,395	2,214	0.2%
Whitebox CLO I Ltd, Series 2020-2A (3)(4)(9)	Structured Product ($1,125 par, due 10/2034)	7/12/2022	L + 3.35%	8.17%	1,008	1,032	0.1%
Wind River CLO Ltd, Series 2014-2A (3)(4)(9)	Structured Product ($1,500 par, due 1/2031)	6/23/2022	L + 2.90%	7.69%	1,366	1,253	0.1%
Wind River CLO Ltd, Series 2017-1A (3)(4)(9)	Structured Product ($3,000 par, due 4/2036)	7/14/2022	L + 3.72%	8.51%	2,621	2,621	0.2%
Wind River CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Product ($2,000 par, due 1/2031)	12/12/2022	L + 5.65%	10.46%	1,694	1,665	0.1%
					54,724	53,670	5.1%
Total Equity and Other Investments					197,430	211,177	16.6%
Total Investments					$2,899,835	$2,918,584	215.2%

	Interest Rate Swaps as of March 31, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	4.50%	L + 1.99%	1/22/2023	$—	$—	$—	$231
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Total				2,500	—	128	231

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	(13,820)	—	2,673
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	(2,466)	—	459
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(31,536)	—	4,129
Total				650,000	(47,822)	—	7,261
Cash collateral					51,019
Total derivatives				$652,500	$3,197	$128	$7,492

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2023.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 10.3% of total assets as of March 31, 2023.
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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2023 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the three months ended March 31, 2023

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2023	Other Income	Interest Income
IRGSE Holding Corp.	$70,755	$2,191	$—	$(6,204)	$—	$—	$66,742	$1	$1,702
Total	$70,755	$2,191	$—	$(6,204)	$—	$—	$66,742	$1	$1,702

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

(7)
As of March 31, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $2,914,694, resulting in estimated gross unrealized gains and losses of $112,441 and $106,423, respectively.
(8)
In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.
(9)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(10)
This investment is valued using observable inputs and is considered a Level 1 investment. See Note 6 for further information related to investments at fair value.
(11)
This investment is non-income producing.
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $46,401, or 3.4% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of March 31, 2023.

(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $8.1 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2022

(Amounts in thousands, except share amounts)

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Carlstar Group, LLC (3)	First-lien loan ($33,575 par, due 7/2027)	7/8/2022	SOFR + 6.60%	10.92%	$32,739	$33,049	2.5%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 57,353 par, due 10/2025)	7/6/2018	C + 4.75%	9.49%	43,241	42,540 (CAD 57,640)	3.2%
Alpha Midco, Inc. (3)(5)	First-lien loan ($68,720 par, due 8/2025)	8/15/2019	SOFR + 7.63%	12.21%	67,831	69,242	5.2%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 34,220 par, due 12/2027)	12/3/2021	C + 5.75%	10.69%	25,076	24,113 (CAD 32,672)	1.8%
	First-lien revolving loan (CAD 1,448 par, due 12/2026)	12/3/2021	P + 6.75%	11.20%	1,095	1,069 (CAD 1,448)	0.1%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($57,950 par, due 7/2027)	7/22/2021	L + 7.50%	12.23%	56,812	56,791	4.2%
ForeScout Technologies, Inc. (3)	First-lien loan ($2,606 par, due 8/2026)	7/1/2022	L + 9.00%	13.72% (incl. 9.00% PIK)	2,533	2,489	0.2%
	First-lien loan ($6,502 par, due 8/2026)	8/17/2020	L + 9.50%	14.23% (incl. 9.50% PIK)	6,412	6,421	0.5%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,150 par, due 11/2029)	11/14/2022	E + 6.50%	8.26%	3,140	3,213 (EUR 3,011)	0.2%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,820 par, due 12/2026)	12/20/2021	SOFR + 6.65%	11.16%	17,433	17,375	1.3%
Mitnick Corporate Purchaser, Inc. (3)(10)	First-lien loan ($333 par, due 5/2029)	5/2/2022	SOFR + 4.85%	8.94%	333	311	0.0%
Netwrix Corp. (3)	First-lien loan ($36,119 par, due 6/2029)	6/9/2022	SOFR + 5.00%	9.70%	35,515	35,119	2.6%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	7.74%	3,060	3,112 (EUR 2,916)	0.2%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($63,477 par, due 10/2026)	10/8/2020	SOFR + 7.25%	11.83%	62,411	63,477	4.7%
TIBCO Software Inc. (10)	First-lien note ($13,000 par, due 3/2029)	9/20/2022	6.50%	6.50%	10,924	10,944	0.8%
	First-lien loan ($12,000 par, due 3/2029) (3)	9/20/2022	SOFR + 4.60%	9.19%	10,947	10,680	0.8%
WideOrbit, Inc. (3)	First-lien loan ($35,548 par, due 7/2025)	7/8/2020	L + 8.50%	12.88%	35,213	36,347	2.7%
					381,976	383,243	28.5%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	8.73%	6,908	7,326 (EUR 6,864)	0.5%
	First-lien loan (GBP 10,217 par, due 9/2028)	9/6/2022	S + 6.75%	10.20%	11,245	11,922 (GBP 9,911)	0.9%
					18,153	19,248	1.4%
Communications
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,650 par, due 11/2026)	11/19/2021	L + 7.00%	11.38%	33,764	33,264	2.5%
IntelePeer Holdings, Inc.	First-lien loan ($34,677 par, due 12/2024) (3)	12/2/2019	L + 8.25%	12.63%	34,633	33,983	2.5%
	Convertible note ($4,382 par, due 5/2028)	5/12/2021	6.50%	6.50% PIK	4,350	4,240	0.3%
					72,747	71,487	5.3%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,479 par, due 10/2029)	10/25/2021	L + 8.88%	13.26%	42,743	40,762	3.0%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($60,000 par, due 6/2026)	6/8/2021	L + 5.75%	10.13%	59,046	58,350	4.3%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	L + 6.25%	10.63%	55,103	53,291	4.0%
					156,892	152,403	11.3%
Financial Services
BTRS Holdings, Inc.(3)	First-lien loan ($45,180 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.50%	43,688	43,465	3.2%
Bear OpCo, LLC (3)(5)	First-lien loan ($20,169 par, due 10/2024)	10/10/2019	SOFR + 7.65%	11.97%	19,953	20,169	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($42,000 par, due 10/2024)	10/25/2019	L + 6.75%	11.48%	41,646	41,889	3.1%
G Treasury SS, LLC (3)(5)	First-lien loan ($65,859 par, due 4/2024)	4/9/2018	SOFR + 8.40%	12.94%	65,709	65,859	4.9%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,526 par, due 5/2027)	5/28/2021	L + 5.00%	9.73%	1,416	1,565	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($13,957 par, due 5/2028)	5/28/2021	L + 8.25%	12.98% PIK	13,713	13,643	1.0%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($19,125 par, due 6/2026)	6/21/2021	L + 5.25%	10.40%	18,832	18,790	1.4%
Kyriba Corp.(3)	First-lien loan ($19,051 par, due 4/2025)	4/9/2019	L + 9.00%	13.73% (incl. 9.00% PIK)	18,870	19,147	1.4%
	First-lien loan (EUR 9,924 par, due 4/2025)	4/9/2019	E + 9.00%	11.20% (incl. 9.00% PIK)	11,004	10,645 (EUR 9,974)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	11.98%	1,394	1,418	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	9.45%	372	358 (EUR 336)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($23,390 par, due 4/2026)	4/28/2021	L + 8.25%	12.58% (incl. 4.125% PIK)	23,169	22,783	1.7%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 7.00%	11.32%	22,116	21,977	1.6%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 7.00%	11.38%	22,434	22,507	1.7%
TradingScreen, Inc. (3)(5)	First-lien loan ($44,663 par, due 4/2027)	4/30/2021	L + 6.25%	10.66%	43,648	43,769	3.3%
					347,964	347,984	25.8%
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($63,565 par, due 11/2026)	11/23/2020	SOFR + 7.70%	12.10%	62,440	62,930	4.7%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,967	5,100	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,601	3,900	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	5,848	0.4%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	10.02%	63,733	63,213	4.7%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($46,312 par, due 10/2024)	6/30/2017	L + 7.50%	11.89%	45,590	46,312	3.5%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	11.84%	67,906	67,299	5.0%
					250,839	254,602	19.0%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($58,048 par, due 5/2028)	5/25/2022	SOFR + 6.35%	10.67%	56,609	56,260	4.2%
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2023)	9/29/2015	L + 9.50%	14.19%	28,595	29,807	2.2%
	First-lien revolving loan ($16,747 par, due 6/2023)	9/29/2015	L + 9.50%	14.23%	16,747	16,492	1.2%
					101,951	102,559	7.6%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($47,122 par, due 5/2026)	5/5/2021	SOFR + 7.65%	11.83%	46,204	46,190	3.4%
bswift, LLC (3)(5)	First-lien loan ($44,806 par, due 11/2028)	11/7/2022	SOFR + 6.63%	10.81%	43,430	43,574	3.2%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($17,314 par, due 1/2028)	1/31/2022	SOFR + 6.65%	10.99%	16,831	17,107	1.3%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 50,000 par, due 12/2026)	12/6/2021	B + 6.50%	9.77%	34,664	32,839 (AUD 51,076)	2.4%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 14,520 par, due 12/2025)	1/11/2018	B + 5.50%	9.28%	10,899	9.534 (AUD 14,059)	0.7%

	First-lien loan (GBP 3,766 par, due 12/2025)	10/28/2021	S + 5.62%	8.55%	5,184	4,439 (GBP 3,690)	0.3%
	First-lien loan ($12,011 par, due 12/2025)	10/28/2021	L + 5.50%	10.65%	11,997	11,771	0.9%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($68,775 par, due 5/2024)	5/3/2019	L + 5.75%	10.48%	68,199	67,572	5.0%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($32,242 par, due 12/2026)	12/17/2021	SOFR + 7.15%	11.73%	31,297	31,355	2.3%
Modern Hire, Inc. (3)(5)	First-lien loan ($28,878 par, due 5/2024)	5/15/2019	L + 7.00%	11.38%	28,624	28,950	2.2%
Workwell Acquisition Co. (3)(5)	First-lien loan ($23,798 par, due 10/2025)	10/19/2020	SOFR + 7.40%	11.80%	23,433	23,441	1.7%
					320,762	316,772	23.4%
Internet Services
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($32,194 par, due 10/2028)	10/1/2021	L + 7.75%	12.04% PIK	31,631	31,308	2.3%
	First-lien revolving loan ($780 par, due 10/2027)	10/1/2021	L + 6.75%	10.89%	737	714	0.1%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($53,121 par, due 6/2028)	6/17/2022	SOFR + 6.00%	10.32%	51,969	51,766	3.9%
EDB Parent, LLC (3)(5)	First-lien loan ($56,963 par, due 7/2028)	7/7/2022	SOFR + 7.00%	11.58%	55,607	55,539	4.1%
Higher Logic, LLC (3)(5)	First-lien loan ($55,820 par, due 1/2025)	6/18/2018	SOFR + 7.25%	11.83%	55,506	55,541	4.1%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($27,782 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.08%	26,906	26,709	2.0%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 1/2024)	10/3/2017	SOFR + 8.00%	12.06%	54,651	53,469	4.0%
	First-lien revolving loan ($1,320 par, due 1/2024)	10/3/2017	SOFR + 8.00%	12.06%	1,323	1,245	0.1%
Lucidworks, Inc. (3)(5)	First-lien loan ($8,330 par, due 2/2027)	2/11/2022	SOFR + 7.50%	11.82% (incl. 3.50% PIK)	8,330	8,170	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($51,312 par, due 2/2026)	2/25/2021	SOFR + 7.10%	11.42%	50,454	50,029	3.7%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	11.07%	35,258	35,268	2.6%
					372,372	369,758	27.5%
Manufacturing
Avalara, Inc (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 7.25%	11.83%	37,601	37,255	2.8%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($19,000 par, due 4/2027)	4/25/2022	SOFR + 6.50%	10.62%	18,634	18,478	1.4%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (3)	First-lien loan ($26,873 par, due 6/2026)	6/30/2022	SOFR + 8.65%	13.23%	26,345	26,781	2.0%
TRP Assets, LLC (3)	First-lien loan ($57,818 par, due 12/2025)	12/3/2021	SOFR + 7.76%	12.34%	56,927	58,468	4.4%
					83,272	85,249	6.4%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($40,353 par, due 3/2026)	3/31/2021	SOFR + 6.60%	10.92%	39,655	39,445	2.9%
Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	13.23%	24,782	25,063	1.9%
American Achievement, Corp. (3)	First-lien loan ($27,171 par, due 9/2026)	9/30/2015	L + 6.25%	10.38% (incl. 9.88% PIK)	26,339	20,922	1.6%
	First-lien loan ($1,363 par, due 9/2026) (15)	6/10/2021	L + 14.00%	18.13% (incl. 17.63% PIK)	1,362	78	0.0%
	Subordinated note ($4,740 par, due 9/2026) (15)	3/16/2021	L + 1.00%	4.75% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)	ABL FILO term loan ($55,000 par, due 8/2027)	9/2/2022	SOFR + 7.90%	12.30%	53,696	53,900	4.0%
Cordance Operations, LLC (3)	First-lien loan ($32,907 par, due 7/2028)	7/25/2022	SOFR + 8.75%	13.27%	32,091	32,135	2.4%
Neuintel, LLC (3)(5)	First-lien loan ($56,400 par, due 12/2026)	12/20/2021	L + 6.25%	10.76%	55,414	55,272	4.1%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($73,125 par, due 5/2026)	11/8/2021	L + 8.00%	12.41%	71,976	72,943	5.4%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($44,674 par, due 12/2027)	12/1/2021	L + 6.75%	10.49%	43,752	42,997	3.2%
					309,957	303,381	22.6%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	L + 6.25%	11.41%	34,043	33,901	2.5%
Total Debt Investments					2,579,557	2,568,814	188.1%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(11)	Common Shares (126,968 shares)	12/3/2021			3,909	1,538 (CAD 2,284)	0.1%
Mitnick TA Aggregator, LP (12)(13)(14)	Membership Interest (0.43% ownership)	5/2/2022			5,243	5,243	0.4%
ReliaQuest, LLC (12)(14)	Class A-1 Units (567,683 units)	11/23/2021			1,120	1,512	0.1%
	Class A-2 Units (2,580 units)(13)	6/21/2022			6	9	0.0%
Sprinklr, Inc. (11)(12)	Common Shares (484,700 shares)	6/24/2021			4,180	3,960	0.3%
WideOrbit, Inc. (12)	1,567,807 Warrants	7/8/2020			327	4,869	0.4%
					14,785	17,131	1.3%
Communications
Celtra Technologies, Inc. (12)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (12)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	1,794	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	1,923	0.1%
	280,000 Warrants	2/28/2020			183	—	0.0%
	106,592 Warrants	4/8/2021			—	—	0.0%
					6,174	4,967	0.3%
Education
Astra 2L Holdings II LLC (12)(13)	Membership Interest (10.17% ownership)	1/13/2022			3,255	2,555	0.2%
EMS Linq, Inc. (12)	Class B Units (5,522,526 units)	12/22/2021			5,523	4,763	0.4%
RMCF IV CIV XXXV, LP. (12)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,190	0.1%
					9,778	8,508	0.7%
Financial Services
AvidXchange, Inc. (11)(12)	Common Shares (200,721 shares)	10/15/2021			1,022	1,995	0.1%
Newport Parent Holdings, LP (12)	Class A-2 Units (131,569 units)	12/10/2020			4,177	4,845	0.4%
Oxford Square Capital Corp. (4)(11)	Common Shares (1,620 shares)	8/5/2015			6	5	0.0%
Passport Labs, Inc. (12)	17,534 Warrants	4/28/2021			192	71	0.0%
TradingScreen, Inc. (12)(14)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					5,997	7,516	0.5%
Healthcare
Caris Life Sciences, Inc. (12)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	1,310	0.1%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	8,668	0.6%
	633,376 Warrants	9/21/2018			192	1,270	0.1%
	569,991 Warrants	4/2/2020			250	959	0.1%
Merative L.P. (12)(13)(14)	989,691 Class A-1 Units	6/30/2022			9,897	9,897	0.7%
					21,389	22,104	1.6%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(12)	Class A Units (33,790,171 units)	12/21/2018			21,842	24,413	1.8%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%

					21,942	24,456	1.8%
Human Resource Support Services
Axonify, Inc. (4)(12)(14)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,262	0.3%
bswift, LLC (12)(13)	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	2,394	0.2%
ClearCompany, LLC (12)(14)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	4,869	0.4%
DaySmart Holdings, LLC (12)(14)	Class A Units (166,811 units)	10/1/2019			1,347	1,798	0.1%
Employment Hero Holdings Pty Ltd. (4)(12)(13)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,034 (AUD 3,164)	0.2%
					11,669	15,357	1.2%
Internet Services
Bayshore Intermediate #2, L.P. (12)(14)	Common Units (12,330,709 units)	10/1/2021			12,331	11,375	0.8%
Lucidworks, Inc. (12)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	800	0.1%
Piano Software, Inc. (12)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)(13)	11/18/2022			198	198	0.0%
SMA Technologies Holdings, LLC (12)(13)	Class A Units (1,300 shares)	11/21/2022			1,300	1,300	0.1%
	Class B Units (923,250 shares)	11/21/2022			—	—	0.0%
					17,629	16,673	1.2%
Marketing Services
Validity, Inc. (12)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	11,520	0.9%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)(14)	13,355 Preferred Units	6/30/2022			13,355	13,088	1.0%
TRP Assets, LLC (12)(13)(14)	Partnership Interest (1.89% ownership)	8/25/2022			8,067	10,205	0.8%
					21,422	23,293	1.8%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(12)	14,256 Warrants	8/5/2020			1,028	—	0.0%
	65,250 Warrants (13)	7/29/2022			409	365	0.0%
					1,437	365	—
Retail and Consumer Products
American Achievement, Corp. (12)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (10)	Trust Certificates (132,928 Certificates)	12/7/2020			—	665	0.0%
	Trust Certificates (996,958 Certificates)	1/30/2021			3,041	12,462	0.9%
Neuintel, LLC (12)(14)	Class A Units (1,176,494 units)	12/21/2021			3,000	2,618	0.2%
					6,041	15,795	1.1%

Structured Credit
Allegro CLO Ltd, Series 2018-1A, (3)(4)(10)	Structured Product ($1,000 par, due 6/2031)	5/26/2022	L + 2.85%	5.36%	924	848	0.1%
American Money Management Corp CLO Ltd, Series 2016-18A (3)(4)(10)	Structured Product ($1,500 par, due 5/2031)	6/22/2022	L + 3.05%	6.06%	1,347	1,309	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(10)	Structured Product ($1,000 par, due 4/2034)	6/23/2022	L + 6.25%	9.03%	894	875	0.1%
Ares Loan Funding I Ltd, Series 2021-ALFA, Class E (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	6/24/2022	L + 6.70%	9.21%	918	881	0.1%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	8.13%	424	383	0.0%
Battalion CLO Ltd, Series 2021-21A (3)(4)(10)	Structured Product ($1,300 par, due 7/2034)	7/13/2022	L + 3.30%	5.81%	1,158	1,158	0.1%
Benefit Street Partners CLO Ltd, Series 2015-BR (3)(4)(10)	Structured Product ($2,500 par, due 7/2034)	7/13/2022	L + 3.85%	6.56%	2,179	2,285	0.2%
Benefit Street Partners CLO Ltd, Series 2015-8A (3)(4)(10)	Structured Product ($1,425 par, due 1/2031)	9/13/2022	L + 2.75%	5.46%	1,265	1,214	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(10)	Structured Product ($1,000 par, due 7/2030)	5/26/2022	L + 2.90%	5.41%	892	844	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	8.46%	1,246	1,241	0.1%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(10)	Structured Product ($1,000 par, due 7/2032)	6/30/2022	L + 6.44%	9.15%	897	887	0.1%
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(10)	Structured Product ($1,000 par, due 1/2031)	7/21/2022	L + 4.55%	7.26%	861	847	0.1%
CIFC CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	6/16/2022	L + 5.50%	8.24%	897	850	0.1%
CIFC CLO Ltd, Series 2021-4A (3)(4)(10)	Structured Product ($1,000 par, due 7/2033)	7/14/2022	L + 6.00%	8.51%	879	909	0.1%
Crown Point CLO Ltd, Series 2021-10A (3)(4)(10)	Structured Product ($1,000 par, due 7/2034)	6/14/2022	L + 6.85%	9.56%	900	871	0.1%
Dryden Senior Loan Fund, Series 2018-55A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	7/25/2022	L + 2.85%	5.36%	900	883	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(10)	Structured Product ($1,500 par, due 7/2034)	8/17/2022	L + 6.50%	9.24%	1,417	1,307	0.1%
Eaton CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($2,500 par, due 1/2030)	6/23/2022	L + 2.50%	5.21%	2,227	2,183	0.2%
Eaton CLO Ltd, Series 2020-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	8/11/2022	L + 6.25%	8.76%	931	888	0.1%
GoldenTree CLO Ltd, Series 2020-7A (3)(4)(10)	Structured Product ($1,000 par, due 4/2034)	6/17/2022	L + 6.50%	9.21%	918	914	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(10)	Structured Product ($1,015 par, due 7/2034)	6/3/2022	L + 6.35%	8.86%	932	872	0.1%
Gulf Stream Meridian, Series 2021-6A (3)(4)(10)	Structured Product ($2,000 par, due 1/2037)	9/12/2022	L + 6.36%	8.87%	1,799	1,718	0.1%
Jefferson Mill CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2031)	5/23/2022	L + 3.55%	6.26%	901	870	0.1%
KKR CLO Ltd, 49A (3)(4)(10)	Structured Product ($1,000 par, due 7/2035)	6/2/2022	L + 8.00%	10.17%	966	909	0.1%
Madison Park CLO, Series 2018-28A (3)(4)(10)	Structured Product ($1,000 par, due 7/2030)	6/28/2022	L + 5.25%	7.76%	881	877	0.1%
Magnetite CLO Ltd, Series 2021-30A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	6/13/2022	L + 6.20%	8.98%	917	909	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(10)	Structured Product ($3,500 par, due 4/2033)	5/23/2022	L + 3.52%	6.23%	3,151	2,971	0.2%

MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(10)	Structured Product ($1,100 par, due 7/2031)	6/1/2022	L + 6.05%	8.76%	959	828	0.1%
Octagon 57 LLC, Series 2021-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	5/24/2022	L + 6.60%	9.11%	924	872	0.1%
Octagon Investment Partners 18 Ltd, Series 2018-18A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	7/26/2022	L + 2.70%	5.44%	890	855	0.1%
Octagon Investment Partners 38 Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($2,800 par, due 7/2030)	9/20/2022	L + 2.95%	5.66%	2,456	2,436	0.2%
Park Avenue Institutional Advisers CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2031)	9/23/2022	L + 3.33%	6.04%	863	870	0.1%
Pikes Peak CLO, Series 2021-9A (3)(4)(10)	Structured Product ($2,000 par, due 10/2034)	8/31/2022	L + 6.58%	9.35%	1,782	1,721	0.1%
RR Ltd, Series 2020-8A (3)(4)(10)	Structured Product ($1,000 par, due 4/2033)	8/22/2022	L + 6.40%	8.91%	929	909	0.1%
Shackelton CLO Ltd, Series 2015-7RA (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	5/23/2022	L + 3.33%	5.84%	890	855	0.1%
Signal Peak CLO LLC, Series 2018-5A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	8/9/2022	L + 5.65%	8.43%	896	824	0.1%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(10)	Structured Product ($1,000 par, due 7/2032)	5/25/2022	L + 6.25%	8.96%	928	867	0.1%
Stewart Park CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($1,000 par, due 1/2030)	7/25/2022	L + 2.60%	5.11%	897	888	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($2,750 par, due 10/2031)	6/22/2022	L + 5.75%	8.26%	2,382	2,166	0.1%
Whitebox CLO I Ltd, Series 2020-2A (3)(4)(10)	Structured Product ($1,125 par, due 10/2034)	7/12/2022	L + 3.35%	6.13%	1,005	1,056	0.0%
Wind River CLO Ltd, Series 2014-2A (3)(4)(10)	Structured Product ($1,500 par, due 1/2031)	6/23/2022	L + 2.90%	5.41%	1,347	1,293	0.0%
Wind River CLO Ltd, Series 2017-1A (3)(4)(10)	Structured Product ($3,000 par, due 4/2036)	7/14/2022	L + 3.72%	6.46%	2,617	2,624	0.1%
Wind River CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($2,000 par, due 1/2031)	12/12/2022	L + 5.65%	6.46%	1,680	1,659	0.1%
					53,066	51,426	4.4%
Total Equity and Other Investments					195,169	219,111	16.8%
Total Investments					$2,774,726	$2,787,925	204.9%

	Interest Rate Swaps as of December 31, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	$150,000	$(231)	$—	$(3,292)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Interest rate swap (a)(b)	4.50%	L + 2.37%	8/1/2022	—	—	—	(1,192)
Interest rate swap (a)(b)	4.50%	L + 1.59%	8/1/2022	—	—	—	(751)
Interest rate swap (a)(b)	4.50%	L + 1.60%	8/1/2022	—	—	—	(112)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	1,252	(924)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	96	(70)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	904	(394)
Interest rate swap (a)(b)	L	0.16%	7/30/2022	—	—	—	(13)
Total				152,500	(231)	2,380	(6,748)

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	(16,493)	—	(20,489)
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	(2,925)	—	(3,302)
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(35,665)	—	(25,426)
Total				650,000	(55,083)	—	(49,217)
Cash collateral				—	57,786	—	—
Total				$802,500	$2,472	$2,380	$(55,965)

a)
Contains a variable rate structure. Bears interest at a rate determined by three-month LIBOR.
b)
Interest rate swap was terminated or matured during the period.
c)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
d)
$2.5 million in aggregate notional value of these instruments is no longer designated as instruments in a hedge accounting relationship. The associated change in fair value of the de-designated portion is recorded within unrealized gain/(loss).
e)
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

(7)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2022 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2022

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at December 31, 2022	Other Income	Interest Income
IRGSE Holding Corp.	$59,779	$4,420	$—	$6,556	$—	$—	$70,755	$5	$5,064
Mississippi Resources, LLC	—	—	(1,553)	1,498	55	—	—	—	—
Total	$59,779	$4,420	$(1,553)	$8,054	$55	$—	$70,755	$5	$5,064

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	81,389,287	$821	664,250	$(10,459)	$1,294,751	$56,456	$1,341,569
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	42,937	42,937
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	4,777	4,777
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	5,238	5,238
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	362,578	3	—	—	6,245	—	6,248
Dividends declared from distributable earnings	—	—	—	—	—	(44,764)	(44,764)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(403)	403	—
Balance at March 31, 2023	81,751,865	$824	664,250	$(10,459)	$1,300,593	$65,047	$1,356,005

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2021	75,771,542	$761	296,044	$(4,291)	$1,189,275	$90,103	$1,275,848
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	35,712	35,712
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(8,495)	(8,495)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	13,668	13,668
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	299,138	3	—	—	6,771	—	6,774
Dividends declared from distributable earnings	—	—	—	—	—	(39,522)	(39,522)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(351)	351	—
Balance at March 31, 2022	76,070,680	$764	296,044	$(4,291)	$1,195,695	$91,817	$1,283,985

(1)
The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$52,952	$40,885
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(5,550)	3,752
Net change in unrealized (gains) losses on foreign currency transactions	1,004	1,800
Net change in unrealized (gains) losses on interest rate swaps	(231)	2,943
Net realized (gains) losses on investments	(4,814)	(13,681)
Net realized (gains) losses on foreign currency transactions	(554)	(32)
Net amortization of discount on investments	(3,537)	(4,764)
Amortization of deferred financing costs	1,227	1,443
Amortization of discount on debt	192	187
Purchases and originations of investments, net	(176,371)	(84,222)
Proceeds from investments, net	5,370	17,572
Repayments on investments	57,543	154,284
Paid-in-kind interest	(3,300)	(3,096)
Changes in operating assets and liabilities:
Interest receivable	(5,784)	(922)
Interest receivable paid-in-kind	(1)	23
Prepaid expenses and other assets	801	(626)
Management fees payable to affiliate	(49)	(50)
Incentive fees on net investment income payable to affiliate	(1,437)	(1,912)
Incentive fees on net capital gains accrued to affiliate	1,758	1,423
Payable to affiliate	442	(206)
Other liabilities	6,835	(33,651)
Net Cash Provided by (Used in) Operating Activities	(73,504)	81,150
Cash Flows from Financing Activities
Borrowings on debt	457,575	134,530
Repayments on debt	(345,465)	(175,589)
Deferred financing costs	—	(52)
Dividends paid to stockholders	(38,516)	(32,512)
Net Cash Provided by (Used in) Financing Activities	73,594	(73,623)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	90	7,527
Cash, cash equivalents, and restricted cash, beginning of period	25,647	15,967
Cash, Cash Equivalents, and Restricted Cash, End of Period	$25,737	$23,494
Supplemental Information:
Interest paid during the period	$25,648	$9,724
Excise and other taxes paid during the period	$2,413	$1,200
Dividends declared during the period	$44,764	$39,522

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$6,248	$6,774

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”), on February 16, 2023.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At March 31, 2023, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of the three months ended March 31, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s 2022, 2021 and 2020 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the three months ended March 31, 2023 and 2022, the Company recorded a net expense of $0.4 million and $0.4 million, respectively, for U.S. federal excise tax and other taxes.

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

Recent Accounting Standards and Regulatory Updates

In December 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-06 (“ASU 2022-06”) “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” Topic 848 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective for all entities in scope upon issuance of ASU 2022-06. The adoption of this guidance did not have a material impact on the Company’s financial position, result of operations or cash flows.

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

For the three months ended March 31, 2023 and 2022 the Company incurred expenses of $0.6 million and $0.6 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the three months ended March 31, 2023 and 2022 Management Fees (gross of waivers) were $10.7 million and $9.3 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. The Adviser waived Management Fees of $0.3 million for the three months ended March 31, 2023 pursuant to the Leverage Waiver. The Adviser did not waive Management Fees for the three months ended March 31, 2022.

The Incentive Fee consists of two parts, as follows:

1.
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

2.
The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from the Company’s inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital losses. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. The Company accrues, but does not pay, a capital gains Incentive Fee with respect to unrealized capital gains because a capital gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014, is subject to an Incentive Fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 is subject to an Incentive Fee rate of 17.5%. As of March 31, 2020, there were no remaining investments that were made prior to April 1, 2014, and as a result, the Incentive Fee rate of 17.5% is applicable to any future realized capital gains.

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

For three months ended March 31, 2023 and 2022, Incentive Fees were $11.2 million and $9.3 million, respectively, of which $9.5 million and $7.9 million, respectively, were realized and payable to the Adviser. For the three months ended March 31, 2023 and 2022, $1.8 million and $1.4 million, respectively of Incentive Fees was accrued related to Capital Gains Fees. As of March 31, 2023, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,646,516	$2,651,509	$4,993
Second-lien debt investments	47,613	44,805	(2,808)
Mezzanine debt investments	8,276	11,093	2,817
Equity and other investments	142,708	157,507	14,799
Structured credit investments	54,722	53,670	(1,052)
Total Investments	$2,899,835	$2,918,584	$18,749

	December 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,529,317	$2,517,894	$(11,423)
Second-lien debt investments	42,743	40,762	(1,981)
Mezzanine debt investments	7,497	10,158	2,661
Equity and other investments	142,103	167,685	25,582
Structured credit investments	53,066	51,426	(1,640)
Total Investments	$2,774,726	$2,787,925	$13,199

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Automotive	1.1%	1.2%
Business Services	12.7%	14.4%
Chemicals	0.7%	0.7%
Communications	3.3%	2.7%
Education	5.6%	5.8%
Financial Services	12.2%	12.8%
Healthcare	10.1%	9.9%
Hotel, Gaming and Leisure	4.2%	4.5%
Human Resource Support Services	11.5%	11.9%
Insurance	0.2%	—
Internet Services	15.0%	13.9%
Manufacturing	1.3%	1.3%
Marketing Services	0.4%	0.4%
Office Products	0.6%	0.7%
Oil, Gas and Consumable Fuels	4.9%	3.9%

Other	3.2%	3.3%
Pharmaceuticals	0.0%	0.0%
Retail and Consumer Products	11.8%	11.4%
Transportation	1.2%	1.2%
Total	100.0%	100.0%

The geographic composition of investments at fair value at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
United States
Midwest	11.7%	11.6%
Northeast	25.4%	25.4%
South	23.2%	24.3%
West	31.1%	30.7%
Australia	2.1%	2.2%
Canada	4.9%	4.3%
Germany	0.1%	0.1%
Luxembourg	0.1%	0.1%
Netherlands	0.1%	—
Norway	0.7%	0.7%
United Kingdom	0.6%	0.6%
Total	100.0%	100.0%

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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three months ended March 31, 2023 and 2022:

			For the Three Months Ended March 31, 2023
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	1/22/2023	$—	$(663)	$431	(232)
Interest rate swap	11/1/2024	300,000	(5,231)	2,906	(2,325)
Interest rate swap	11/1/2024	50,000	(888)	484	(404)
Interest rate swap	11/1/2024	2,500	(24)	43	19
Interest rate swap	8/1/2026	300,000	(4,920)	1,854	(3,066)
Total		$652,500	$(11,726)	$5,718	$(6,008)

(1)
As of March 31, 2023, these interest rate swaps had either matured or been terminated due to repayment of the underlying
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

For the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million in net unrealized gains and $2.9 million in net unrealized losses, respectively, on interest rate swaps not designated as hedging instruments in the consolidated statements of operations related to the swap transactions. For the three months ended March 31, 2023 and 2022, the Company recognized $7.3 million and $27.2 million in unrealized losses, respectively, on interest rate swaps designated as hedging instruments in the consolidated statements of operations. For the three months ended March 31, 2023 and 2022, this amount is offset by an increase of $3.2 million and a decrease of $13.2 million, respectively, for a change in the carrying value of the 2024 Notes and an increase of $4.1 million and a decrease of $14.0 million, respectively, for a change in carrying value of the 2026 Notes.

As of March 31, 2023, the swap transactions had a fair value of $(47.8) million which is netted against cash collateral on the Company’s consolidated balance sheet. As of December 31, 2022, the swap transactions had a fair value of $(55.3) million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of March 31, 2023, $16.2 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2022, $15.4 million of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2023 and December 31, 2022:

	Fair Value Hierarchy at March 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$22,660	$2,628,849	$2,651,509
Second-lien debt investments	—	—	44,805	44,805
Mezzanine debt investments	—	—	11,093	11,093
Equity and other investments	9,539	11,199	136,769	157,507
Structured credit investments	—	53,670	—	53,670
Total investments at fair value	$9,539	$87,529	$2,821,516	$2,918,584
Interest rate swaps	—	(47,822)	—	(47,822)
Total	$9,539	$39,707	$2,821,516	$2,870,762

	Fair Value Hierarchy at December 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$21,935	$2,495,959	$2,517,894
Second-lien debt investments	—	—	40,762	40,762
Mezzanine debt investments	—	—	10,158	10,158
Equity and other investments	7,498	13,128	147,059	167,685
Structured credit investments	—	51,426	—	51,426
Total investments at fair value	$7,498	$86,489	$2,693,938	$2,787,925
Interest rate swaps	—	(55,314)	—	(55,314)
Total	$7,498	$31,175	$2,693,938	$2,732,611

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2023 and 2022:

	As of and for the Three Months Ended
	March 31, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,495,959	$40,762	$10,158	$147,059	$2,693,938
Purchases or originations	168,042	4,850	695	1,366	174,953
Repayments / redemptions	(57,338)	—	—	(5,255)	(62,593)
Paid-in-kind interest	3,217	—	83	—	3,300
Net change in unrealized gains (losses)	15,779	(827)	156	(11,100)	4,008
Net realized gains (losses)	—	—	—	4,699	4,699
Net amortization of discount on securities	3,190	20	1	—	3,211
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,628,849	$44,805	$11,093	$136,769	$2,821,516

	As of and for the Three Months Ended
	March 31, 2022
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,298,856	$—	$18,549	$117,233	$2,434,638
Purchases or originations	79,947	—	—	4,275	84,222
Repayments / redemptions	(146,096)	—	—	(17,557)	(163,653)
Paid-in-kind interest	3,032	—	64	—	3,096
Net change in unrealized gains (losses)	(1,546)	(236)	(2,341)	3,268	(855)
Net realized gains (losses)	111	—	—	13,666	13,777
Net amortization of discount on securities	4,723	18	1	—	4,742
Transfers within Level 3	—	—	(2,134)	2,134	—
Transfers into (out of) Level 3	—	42,729	—	—	42,729
Balance, End of Period	$2,239,027	$42,511	$14,139	$123,019	$2,418,696

Astra Acquisition Corp. was transferred into Level 3 from Level 2 for fair value measurement purposes during the three months ended March 31, 2022, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2023 and 2022:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2023 on	March 31, 2022 on
	Investments Held at	Investments Held at
	March 31, 2023	March 31, 2022
First-lien debt investments	$17,347	$1,745
Second-lien debt investments	(827)	(236)
Mezzanine debt investments	156	(2,341)
Equity and other investments	(6,559)	17,618
Total	$10,117	$16,786

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2023
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,628,849	Income approach (1)	Discount rate	9.9% — 18.0% (14.8%)	Decrease
Second-lien debt investments	44,805	Income approach	Discount rate	15.3% — 22.6% (21.8%)	Decrease
Mezzanine debt investments	11,093	Income approach (2)	Discount rate	13.9% — 18.0% (16.0%)	Decrease
Equity and other investments	136,769	Market Multiple (3)	Comparable multiple	2.0x — 21.9x (7.5x)	Increase
Total	$2,821,516

(1)
Includes $19.7 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $31.5 million of equity investments which were valued using an asset valuation waterfall, $2.2 million of equity investments using a Black-Scholes model, and $13.9 million using discounted cash flow analysis.

	December 31, 2022
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,495,959	Income approach (1)	Discount rate	9.3% — 18.5% (14.8%)	Decrease
Second-lien debt investments	40,762	Income approach	Discount rate	19.6% — 19.6% (19.6%)	Decrease
Mezzanine debt investments	10,158	Income approach (2)	Discount rate	14.5% — 18.0% (16.0%)	Decrease
Equity and other investments	147,059	Market Multiple (3)	Comparable multiple	2.0x — 26.6x (7.9x)	Increase
Total	$2,693,938

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2023 and December 31, 2022, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2023 Notes, 2024 Notes and 2026 Notes, as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2023 Notes	$—	$—	$150,000	$149,640
2024 Notes	347,500	331,011	347,500	332,853
2026 Notes	300,000	261,495	300,000	261,750
Total	$647,500	$592,506	$797,500	$744,243
(1)
The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2023 Notes, 2024 Notes and 2026 Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2023, the Company had outstanding debt denominated in Australian dollars (AUD) of 67.6 million, British pounds (GBP) of 14.0 million, Canadian dollars (CAD) of 99.1 million, and Euro (EUR) of 27.1 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2023 and December 31, 2022 the Company had $0.2 million and less than $0.1 million letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Net proceeds received from the Company’s common stock issuance in February 2021 and net proceeds received from the issuance of the 2023 Notes, 2024 Notes and 2026 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of March 31, 2023 and December 31, 2022, the Company was in compliance with the terms of the Revolving Credit Facility.

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

On August 1, 2022, the 2022 Convertible Notes matured in accordance with the governing indenture. Holders of $79.2 million aggregate principal amount of notes provided valid notice of conversion and were subject to the combination settlement method previously elected by the Company, with a specified cash amount (as defined in the indenture governing the 2022 Convertible Notes) of $20.00 per $1,000 principal amount of the 2022 Convertible Notes and any additional amounts in stock based on the applicable conversion rate as described in the indenture. In accordance with the settlement method, the Company issued a total of 4,360,125 shares of common stock, or $77.6 million at the adjusted conversion price per share of $17.92. The remaining balance of the notes that were not converted into newly issued shares of common stock were settled with existing cash resources, including through utilization of the Company’s Revolving Credit Facility. The interest rate swaps associated with the principal amount of the notes outstanding were terminated on the date of maturity of the 2022 Convertible Notes.

2023 Notes

In January 2018, the Company issued $150.0 million aggregate principal amount of unsecured notes that matured on January 22, 2023 (the “2023 Notes”). The principal amount of the 2023 Notes was payable at maturity. The 2023 Notes bore interest at a rate of 4.50% per year, payable semi-annually commencing on July 22, 2018, and were redeemable in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $146.9 million. The Company used the net proceeds of the 2023 Notes to repay outstanding indebtedness under the Revolving Credit Facility. The 2023 Notes matured on January 22, 2023 and were fully repaid in cash. The swap transaction associated with the issuance of the 2023 Notes also matured on January 22, 2023.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2023, and December 31, 2022, the effective hedge interest rate swaps had a fair value of $(16.3) million and $(19.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022 the effective hedge interest rate swaps had a fair value of $(31.5) million and $(35.7) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

For the three months ended March 31, 2023 and 2022, the components of interest expense related to the 2023 Notes, 2024 Notes and 2026 Notes were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$5,635	$6,929
Accretion of original issue discount	192	187
Amortization of deferred financing costs	474	594
Total Interest Expense	$6,301	$7,710

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. During the three months ended March 31, 2023 and 2022, the Company received $5.7 million and $6.9 million, respectively, and paid $11.7 million and $4.5 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. These net amounts are reflected in interest expense in the Company’s consolidated statements of operations. See Note 5 for further information about the Company’s interest rate swaps.

As March 31, 2023 and December 31, 2022, the components of the carrying value of the 2023 Notes, 2024 Notes and 2026 Notes and the stated interest rate were as follows:

	March 31, 2023		December 31, 2022
	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Principal amount of debt	$347,500	$300,000	$150,000	$347,500	$300,000
Original issue discount, net of accretion	(626)	(1,371)	(1)	(721)	(1,468)
Deferred financing costs	(1,619)	(2,495)	(39)	(1,869)	(2,679)
Fair value of an effective hedge	(16,286)	(31,536)	—	(19,418)	(35,665)
Carrying value of debt	$328,969	$264,598	$149,960	$325,492	$260,188
Stated interest rate	3.875%	2.50%	4.50%	3.875%	2.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of March 31, 2023, the Company’s swap-adjusted interest rate on the 2024 Notes and 2026 Notes is three month LIBOR plus 2.28% (on a weighted average basis), and 1.91%, respectively. As of December 31, 2022, the Company's swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes is three month LIBOR plus 1.99%, 2.28% (on a weighted average basis), and 1.91%, respectively.

As of March 31, 2023, the Company was in compliance with the terms of the indentures governing the 2024 Notes and 2026 Notes. As of December 31, 2022, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 183.3% and 188.6%, respectively.

Debt obligations consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,585,000	$981,889	$603,111	$969,469
2024 Notes	347,500	347,500	—	328,969
2026 Notes	300,000	300,000	—	264,598
Total Debt	$2,232,500	$1,629,389	$603,111	$1,563,036

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $12.4 million, $2.2 million and $3.9 million, respectively.
(3)
The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $(16.3) million and $(31.5) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

For the three months ended March 31, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$20,405	$9,762
Commitment fees	654	1,125
Amortization of deferred financing costs	1,227	1,443
Accretion of original issue discount	192	187
Swap settlement	6,008	(2,915)
Total Interest Expense	$28,486	$9,602
Average debt outstanding (in millions)	$1,569.4	$1,211.0
Weighted average interest rate	6.7%	2.3%

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

As of March 31, 2023 and December 31, 2022, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2023	December 31, 2022
Alpha Midco, Inc. - Delayed Draw	$810	$910
American Achievement, Corp. - Revolver	2,403	2,403
ASG II, LLC - Delayed Draw	6,037	6,952
Avalara, Inc. - Revolver	3,864	3,864
Axonify, Inc. - Delayed Draw	5,088	6,113
Banyan Software Holdings, LLC - Delayed Draw	20,000	—
Bayshore Intermediate #2, L.P. - Revolver	1,930	1,618
BCTO Ace Purchaser, Inc. - Delayed Draw	5,449	6,556
Bear OpCo, LLC - Delayed Draw	2,256	2,606
BlueSnap, Inc. - Delayed Draw & Revolver	2,500	2,500
BTRS Holdings, Inc. - Delayed Draw & Revolver	7,524	8,638
Carlstar Group, LLC - Revolver	8,500	8,500
Cordance Operations, LLC - Delayed Draw & Revolver	7,335	12,093
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	—
CrunchTime Information Systems, Inc. - Delayed Draw	7,101	7,101
Disco Parent, Inc. - Revolver	455	—
Dye & Durham Corp. - Delayed Draw & Revolver	4,408	6,280
EDB Parent, LLC - Delayed Draw	16,411	18,037
Edge Bidco B.V. - Delayed Draw & Revolver	1,346	—
Elysian Finco Ltd. - Delayed Draw & Revolver	6,308	6,792
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8,706	8,816
EMS Linq, Inc. - Revolver	6,149	8,784
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,719	5,618
ExtraHop Networks, Inc. - Delayed Draw	15,800	17,050
ForeScout Technologies, Inc. - Delayed Draw & Revolver	2,925	3,425
G Treasury SS, LLC - Delayed Draw	2,999	3,400
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2,078	2,041
Ibis Intermediate Co. - Delayed Draw	6,338	6,338
IRGSE Holding Corp. - Revolver	63	253
Kyriba Corp. - Delayed Draw & Revolver	45	45
Laramie Energy, LLC - Delayed Draw	7,683	—
LeanTaaS Holdings, Inc. - Delayed Draw	42,481	47,218
Lithium Technologies, LLC - Revolver	1,979	1,979
Lucidworks, Inc. - Delayed Draw	833	833
Murchison Oil and Gas, LLC - Delayed Draw	3,257	9,772
Netwrix Corp. - Delayed Draw & Revolver	13,035	13,881
Neuintel, LLC - Delayed Draw	—	4,200
OutSystems Luxco SARL - Delayed Draw	2,176	2,137
PageUp People, Ltd. - Delayed Draw & Revolver	5,693	5,764
Passport Labs, Inc. - Delayed Draw & Revolver	2,778	2,778
Ping Identity Holding Corp. - Revolver	2,273	2,273
PrimePay Intermediate, LLC - Delayed Draw	784	2,474
PrimeRevenue, Inc. - Delayed Draw & Revolver	6,490	6,250
Project44, Inc. - Delayed Draw	19,861	19,861
ReliaQuest Holdings, LLC - Delayed Draw	21,595	22,752
Tango Management Consulting, LLC - Delayed Draw & Revolver	24,277	26,576
TRP Assets, LLC - Delayed Draw & Membership Interest	7,803	7,806
WideOrbit, Inc. - Revolver	—	4,756
Total Portfolio Company Commitments (1)(2)	$330,354	$338,043

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

Other Commitments and Contingencies

As of March 31, 2023 and December 31, 2022, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023 and December 31, 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2023 and 2022. All shares issued to stockholders in the tables below are newly issued shares.

	Three Months Ended
	March 31, 2023
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	61,590
February 16, 2023	Base	March 15, 2023	March 31, 2023	300,988
Total Shares Issued				362,578

	Three Months Ended
	March 31, 2022
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 2, 2021	Base	December 15, 2021	January 14, 2022	233,542
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	65,596
Total Shares Issued				299,138

(1)
See Note 11 for further information on base, supplemental and special dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 8, 2023. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased during the three months ended March 31, 2023 and 2022.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Earnings per common share—basic
Numerator for basic earnings per share	$52,952	$40,885
Denominator for basic weighted average shares	81,400,843	75,972,079
Earnings per common share—basic	$0.65	$0.54
Earnings per common share—diluted
Numerator for increase in net assets per share	$52,952	$40,885
Adjustment for interest expense and deferred financing costs on 2022 Convertible Notes, incentive fee and excise tax, net	—	998
Numerator for diluted earnings per share	$52,952	$41,883
Denominator for basic weighted average shares	81,400,843	75,972,079
Adjustment for dilutive effect of 2022 Convertible Notes	—	5,564,172
Denominator for diluted weighted average shares	81,400,843	81,536,251
Earnings per common share—diluted	$0.65	$0.51

The 2022 Convertible Notes were convertible into a combination of cash and shares of the Company’s common stock, which could have been dilutive to common stockholders. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period including any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. Upon adoption of ASU 2020-06 during the period ended March 31, 2021, the Company was required to disclose diluted EPS using the if-converted method. The if-converted method is a method of computing EPS that assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

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

The following tables summarize dividends declared during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	$0.09
February 16, 2023	Base	March 15, 2023	March 31, 2023	0.46
Total Dividends Declared				$0.55

	Three Months Ended
	March 31, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	$0.11
February 17, 2022	Base	March 15, 2022	April 18, 2022	0.41
Total Dividends Declared				$0.52

The dividends declared during the three months ended March 31, 2023 and 2022 were derived from net investment income, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Ordinary Income	$44,764	$39,522
Capital Gains	—	—
Total	$44,764	$39,522

The tax basis components of distributable earnings as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Undistributed net investment income - tax basis	$37,618	$36,436
Undistributed net realized gains - tax basis	33,323	26,377
Net unrealized gains on investments	6,019	3,823
Other temporary differences	(11,913)	(10,180)
Total distributable earnings - book basis	$65,047	$56,456

The following reconciles increase in net assets resulting from operations for the three months ended March 31, 2023 and 2022 to taxable income at March 31, 2023, and 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Increase in net assets resulting from operations	$52,952	$40,885
Adjustments:
Net unrealized (gains) losses on investments	(4,777)	8,495
Other income for tax purposes, not book	2,873	999
Deferred organization costs	(25)	(25)
Other expenses not currently deductible	403	351
Other book-tax differences	1,465	1,475
Taxable Income	$52,891	$52,180

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

During the three months ended March 31, 2023 and 2022, the Company increased distributable earnings and decreased additional paid in capital by $0.4 million and $0.4 million, respectively, which was primarily attributable to reclassification of income and U.S. federal excise taxes.

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

As of March 31, 2023, the Company had a deferred tax liability of $3.4 million, pertaining to net operating losses and unrealized gains related to eight of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.9 million pertaining to operating losses.

As of December 31, 2022, the Company had a deferred tax liability of $3.3 million pertaining to unrealized gains, related to five of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.8 million pertaining to operating losses.

During the period April 1, 2022 through March 31, 2023, the Company’s estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the tax year; consequently, the Company has elected to carry forward the excess for distribution to shareholders. The amount carried forward is estimated to be approximately $71.0 million, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2022 tax returns are filed in 2023.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the three months ended March 31, 2023 and 2022, a net expense of $0.4 million and $0.4 million, respectively, was recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2023 and 2022.

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Per Share Data (8)
Net asset value, beginning of period	$16.48	$16.84

Net investment income (1)	0.53	0.47
Net realized and unrealized gain (loss) (1)	0.12	0.07
Total from operations	0.65	0.54
Issuance of common stock, net of offering costs (2)	—	0.02
Dividends declared from net investment income (2)	(0.55)	(0.52)
Total increase (decrease) in net assets	0.10	0.04
Net Asset Value, End of Period	$16.59	$16.88
Per share market value at end of period	$18.30	$23.29
Total return based on market value with reinvestment of dividends (3)	6.11%	1.83%
Total return based on market value (4)	5.90%	1.80%
Total return based on net asset value (5)	4.00%	3.33%
Shares Outstanding, End of Period	81,751,865	76,070,680
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets (7)	15.89%	9.91%
Ratio of net investment income to average net assets	12.73%	11.16%
Portfolio turnover	8.81%	13.55%
Net assets, end of period	$1,356,005	$1,283,985

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

(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the three months ended March 31, 2023. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 16.0% for the three months ended March 31, 2023. The Adviser did not waive any Management Fees or Incentive Fees for the three months ended March 31, 2022.
(8)
Table may not sum due to rounding.

14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2023.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2023, we have originated more than $26.0 billion aggregate principal amount of investments and retained approximately $9.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2023, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 91.4% of our total investments based on fair value, had weighted average annual revenue of $165.5 million and weighted average annual EBITDA of $53.8 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2023, the largest single investment based on fair value represented 2.7% of our total investment portfolio.

As of March 31, 2023, the average investment size in each of our portfolio companies was approximately $23.0 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments the average investment in our remaining portfolio companies was approximately $34.5 million as of March 31, 2023.

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

As of March 31, 2023, the largest industry represented 15.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2023, approximately 92.4% of our portfolio was invested in secured debt, including 90.8% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended March 31, 2023, the weighted average term on new investment commitments in new portfolio companies was 5.3 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2023, we had call protection on 80.8% of our debt investments based on fair value, with weighted average call prices of 107.0% for the first year, 103.6% for the second year and 101.3% for the third year, in each case from the date of the initial investment. As of March 31, 2023, 99.2% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on direct lending, which we refer to as our Investment Team. Our Investment Team is led by our Chairman and Chief Executive Officer and our Adviser’s Co-Chief Investment Officer Joshua Easterly and our Adviser’s Co-Chief Investment Officer Alan Waxman, both of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $65 billion of assets under management as of March 31, 2023. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 500 investment and operating professionals. As of March 31, 2023, forty-six (46) of these personnel are dedicated to direct lending, including thirty-six (36) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of March 31, 2023, 99.2% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2023, 3.1% of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, 2024 Notes and 2026 Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like LIBOR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of March 31, 2023, our portfolio based on fair value consisted of 90.8% first-lien debt investments, 1.6% second-lien investments, 0.4% mezzanine debt investments, 5.4% equity and other investments and 1.8% structured credit investments. As of December 31, 2022, our portfolio based on fair value consisted of 90.3% first-lien debt investments, 1.5% second-lien debt investments, 0.4% mezzanine investments, 6.0% equity and other investments and 1.8% structured credit investments.

As of March 31, 2023 and December 31, 2022, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 13.9% and 13.5%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.9% and 13.4%, respectively.

As of March 31, 2023 and December 31, 2022, we had investments in 127 portfolio companies (including 44 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) and 121 portfolio companies (including 43 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment), respectively, with an aggregate fair value of $2,918.6 million and $2,787.9 million, respectively.

For the three months ended March 31, 2023, the principal amount of new investments funded was $138.9 million in seven new portfolio companies and five existing portfolio companies. For this period, we had $50.8 million aggregate principal amount in exits and repayments.

For the three months ended March 31, 2022, the principal amount of new investments funded was $52.8 million in two new portfolio companies and eight existing portfolio companies. For this period, we had $144.4 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended March 31, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
New investment commitments:
Gross originations (1)	$1,079.4	$304.5
Less: Syndications/sell downs (1)	903.3	225.2
Total new investment commitments	$176.1	$79.3
Principal amount of investments funded:
First-lien	$130.2	$48.5
Second-lien	5.0	—
Mezzanine	0.7	—
Equity and other	1.4	4.3
Structured Products	1.6	—
Total	$138.9	$52.8
Principal amount of investments sold or repaid:
First-lien	$50.3	$140.5
Second-lien	—	—
Mezzanine	—	—
Equity and other	0.5	3.9
Structured Products	—	—
Total	$50.8	$144.4
Number of new investment commitments in new portfolio companies	7	2
Average new investment commitment amount in new portfolio companies	$21.6	$16.5
Weighted average term for new investment commitments in new portfolio companies (in years)	5.3	5.7
Percentage of new debt investment commitments at floating rates	99.6%	100.0%
Percentage of new debt investment commitments at fixed rates	0.4%	—
Weighted average interest rate of new investment commitments	12.4%	9.5%
Weighted average spread over reference rate of new floating rate investment commitments	7.6%	8.6%
Weighted average interest rate on investments fully sold or paid down	12.6%	9.7%

(1)
Includes affiliates of Sixth Street

As of March 31, 2023 and December 31, 2022, our investments consisted of the following:

	March 31, 2023		December 31, 2022
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,651.5	$2,646.5	$2,517.9	$2,529.3
Second-lien debt investments	44.8	47.6	40.8	42.7
Mezzanine debt investments	11.1	8.3	10.1	7.5
Equity and other investments	157.5	142.7	167.7	142.1
Structured credit investments	53.7	54.7	51.4	53.1
Total	$2,918.6	$2,899.8	$2,787.9	$2,774.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2023and December 31, 2022:

	March 31, 2023		December 31, 2022
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,898.8	99.3%	$2,787.7	100.0%
Non-accrual (1)	19.8	0.7	0.2	0.0
Total	$2,918.6	100.0%	$2,787.9	100.0%

	March 31, 2023		December 31, 2022
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,871.6	99.0%	$2,772.8	99.9%
Non-accrual (1)	28.2	1.0	1.9	0.1
Total	$2,899.8	100.0%	$2,774.7	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities (1)	13.9%	13.5%
Weighted average interest rate of debt and income producing securities	13.4%	13.1%
Weighted average spread over reference rate of all floating rate investments	8.6%	8.7%

(1)
Weighted average total portfolio yield at fair value was 13.1% at March 31, 2023 and 12.8% at December 31, 2022.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2023 and December 31, 2022. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2023		December 31, 2022
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$2,507.9	85.9%	$2,472.8	88.7%
2	390.9	13.4	293.6	10.5
3	—	—	21.3	0.8
4	—	—	—	—
5	19.8	0.7	0.2	0.0
Total	$2,918.6	100.0%	$2,787.9	100.0%

Results of Operations

Operating results for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Total investment income	$96.5	$67.4
Less: Net expenses	53.2	31.4
Net investment income before income taxes	43.3	36.0
Less: Income taxes, including excise taxes	0.4	0.3
Net investment income	42.9	35.7
Net realized gains (losses) (1)	5.2	13.7
Net change in unrealized gains (losses) (1)	4.8	(8.5)
Net increase in net assets resulting from operations	$52.9	$40.9

(1)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Interest from investments	$93.1	$65.4
Dividend income	0.6	0.2
Other income	2.8	1.8
Total investment income	$96.5	$67.4

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $65.4 million for the three months ended March 31, 2022 to $93.1 million for the three months ended March 31, 2023. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the period ended March 31, 2023 compared to the same period in 2022. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, decreased from $1.8 million for the three months ended March 31, 2022 to $0.5 million for the three months ended March 31, 2023. Prepayment fees decreased from $5.1 million for the three months ended March 31, 2022 to $1.1 million for the three months ended March 31, 2023. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on four portfolio investments, partial paydowns on four portfolio investments, a partial realization on one portfolio investment, and earning prepayment fees on seven portfolio investments during the three months ended March 31, 2022 and from a full paydown on one portfolio investment, partial paydowns on two portfolio investments and earning prepayment fees on two portfolio investments during the three months ended March 31, 2023. Dividend income increased from $0.2 million for the three months ended March 31, 2022 to $0.6 million for the three months ended March 31, 2023 due to increased investment in dividend yielding securities in 2023. Other income increased from $1.8 million for the three months ended March 31, 2022 to $2.8 million for the three months ended March 31, 2023, primarily due to increased amendment fees during the three months ended March 31, 2023 compared to the same period in 2022.

Expenses

Operating expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Interest	$28.5	$9.6
Management fees (net of waivers)	10.5	9.3
Incentive fees related to pre-incentive fee net investment income (net of waivers)	9.5	7.9
Incentive fees related to realized/unrealized capital gains	1.8	1.4
Professional fees	1.7	1.5
Directors fees	0.2	0.2
Other general and administrative	1.0	1.5
Net Expenses	$53.2	$31.4

Interest

Interest expense, including other debt financing expenses, increased from $9.6 million for the three months ended March 31, 2022 to $28.5 million for the three months ended March 31, 2023. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,211.0 million for the three months ended March 31, 2022 to $1,569.4 million for the three months ended March 31, 2023. The average interest rate on our debt outstanding increased from 2.3% for the three months ended March 31, 2022 to 6.7% for the three months ended March 31, 2023.

Management Fees

Management Fees (gross of waivers) increased from $9.3 million for the three months ended March 31, 2022 to $10.7 million for the three months ended March 31, 2023 due to an increase in average assets for the three months ended March 31, 2023 compared to the same period in 2022. Management Fees (net of waivers) increased from $9.3 million for the three months ended March 31, 2022 to $10.5 million for the three months ended March 31, 2023. The Adviser waived Management Fees of $0.3 million for the three months ended March 31, 2023 pursuant to the Leverage Waiver. The Adviser did not waive Management Fees for the three months ended March 31, 2022.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $7.9 million for the three months ended March 31, 2022 to $9.5 million for the three months ended March 31, 2023. This increase resulted from an increase in reference rates for the three months ended March 31, 2023. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended March 31, 2023 or 2022. For the three months ended March 31, 2023 and 2022, $1.8 million and $1.4 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of March 31, 2023, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.5 million for the three months ended March 31, 2022 to $1.7 million for the three months ended March 31, 2023. Other general and administrative expenses decreased from $1.5 million for the three months ended March 31, 2022 to $1.0 million for the three months ended March 31, 2023.

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

For the three months ended March 31, 2023 and 2022, we recorded a net expense of $0.4 million and $0.4 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2023 and 2022:

	Three Months Ended
($ in millions)	March 31, 2023	March 31, 2022
Net realized gains (losses) on investments	$4.8	$13.7
Net realized gains (losses) on foreign currency transactions	0.2	(0.0)
Net realized gains (losses) on foreign currency investments	—	0.1
Net realized gains (losses) on foreign currency borrowings	0.2	(0.1)
Net Realized Gains (Losses)	$5.2	$13.7

Change in unrealized gains on investments	$24.0	$29.7
Change in unrealized (losses) on investments	(18.4)	(33.5)
Net Change in Unrealized Gains (Losses) on Investments	$5.6	$(3.8)

Unrealized gains (losses) on foreign currency borrowings	(0.7)	(1.8)
Unrealized gains (losses) on foreign currency cash	(0.3)	(0.0)
Unrealized gains (losses) on interest rate swaps	0.2	(2.9)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(0.8)	$(4.7)

Net Change in Unrealized Gains (Losses)	$4.8	$(8.5)

For the three months ended March 31, 2023 and 2022 we had net realized gains on investments of $4.8 million and net realized gains on investments of $13.7 million, respectively. For the three months ended March 31, 2023 and 2022, we had net realized gains of $0.2 million and net realized losses of less than $(0.1) million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2022, we had net realized gains on foreign currency investments of $0.1 million. For the three months ended March 31, 2023 and 2022, we had net realized gains on foreign currency borrowings of $0.2 million and net realized losses of $(0.1) million, respectively.

For the three months ended March 31, 2023, we had $24.0 million in unrealized gains on 99 portfolio company investments, which was offset by $18.4 million in unrealized losses on 29 portfolio company investments. Unrealized gains for the three months ended March 31, 2023 resulted from an increase in fair value, primarily due to positive valuation adjustments, unwind of prior period unrealized losses, and changes in credit spreads. Unrealized losses for the three months ended March 31, 2023 resulted from the reversal of prior period unrealized gains due to realizations, negative credit-related adjustments and changes in credit spreads.

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

For the three months ended March 31, 2023, we had unrealized losses on foreign currency borrowings of $(0.7) million, and for the three months ended March 31, 2022, we had unrealized losses of $(1.8) million on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR and GBP exchange rates. For the three months ended March 31, 2023, we had unrealized losses on foreign currency cash of $(0.3) million. For the three months ended March 31, 2023 and 2022, we had net unrealized gains on interest rate swaps of $0.2 million and net unrealized losses of $(2.9) million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2023, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.7% (based on total capital invested of $6.7 billion and total proceeds from these exited investments of $8.4 billion). Ninety percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Interest Rate and Foreign Currency Hedging

We use interest rate swaps to hedge our fixed rate debt and certain fixed rate investments. We have designated certain interest rate swaps to be in a hedge accounting relationship. See Note 2 for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See Note 5 for additional disclosure regarding these derivative instruments and the interest payments paid and received. See Note 7 for additional disclosure regarding the carrying value of our debt. Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the three months ended March 31, 2023 and 2022, we had $(0.7) million of unrealized losses and $(1.8) million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2023 and 2022. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2023. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 183.3% and 188.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2023, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2023, we had approximately $0.5 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of March 31, 2023, we had $25.7 million in cash and cash equivalents, including $16.2 million of restricted cash, an increase of $0.7 million from December 31, 2022. During the three months ended March 31, 2023, cash used in operating activities was $(73.5) million, primarily attributable to funding portfolio investments of $176.4 million, which was offset by repayments and proceeds from investments of $62.9 million and an increase in net assets resulting from operations of $53.0 million. Cash provided by financing activities was $73.6 million during the period due to borrowings of $457.6 million, which was offset by paydowns on our Revolving Credit Facility of $345.5 million and dividends paid of $38.5 million.

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

In December 2021, we issued a total of 2,324,820 shares of common stock, or $42.3 million, as settlement for the conversion of $42.8 million principal amount of the 2022 Convertible Notes.

In August 2022, we issued a total of 4,360,125 share of common stock, or $78.1 million, as settlement for the conversion of $79.2 million principal amount of the 2022 Convertible Notes.

During the three months ended March 31, 2023 and 2022, we also issued 362,578 and 299,138 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $6.2 million and $6.8 million, respectively.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 8, 2023. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased for the three months ended March 31, 2023 and 2022.

Debt

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2023, we had outstanding debt denominated in Australian Dollars (AUD) of 67.6 million, British pounds (GBP) of 14.0 million, Canadian Dollars (CAD) of 99.1 million, and Euro (EUR) of 27.1 million on our Revolving Credit Facility, included in the outstanding principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of March 31, 2023 and December 31, 2022 the Company had $0.2 million and less than $0.1 million letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

On August 1, 2022, the 2022 Convertible Notes matured in accordance with the governing indenture. Holders of $79.2 million aggregate principal amount of notes provided valid notice of conversion and were subject to the combination settlement method previously elected by us, with a specified cash amount (as defined in the indenture governing the 2022 Convertible Notes) of $20.00 per $1,000 principal amount of the 2022 Convertible Notes and any additional amounts in stock based on the applicable conversion rate as described in the indenture. In accordance with the settlement method, we issued a total of 4,360,125 shares of common stock, or $77.6 million at the adjusted conversion price per share of $17.92. The remaining balance of the notes that were not converted into newly issued shares of common stock were settled with existing cash resources, including through utilization of our Revolving Credit Facility. The interest rate swaps associated with the principal amount of the notes outstanding were terminated on the date of maturity of the 2022 Convertible Notes.

2023 Notes

In January 2018, we issued $150.0 million aggregate principal amount of unsecured notes that matured on January 22, 2023 (the “2023 Notes”). The principal amount of the 2023 Notes was payable at maturity. The 2023 Notes bore interest at a rate of 4.50% per year, payable semi-annually commencing on July 22, 2018, and were redeemable in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $146.9 million. We used the net proceeds of the 2023 Notes to repay outstanding indebtedness under the Revolving Credit Facility. The 2023 Notes matured on January 22, 2023 and were fully repaid in cash. The swap transaction associated with the issuance of the 2023 Notes also matured on January 22, 2023.

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

Debt obligations consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,585.0	$981.9	$603.1	$969.5
2024 Notes	347.5	347.5	—	329.0
2026 Notes	300.0	300.0	—	264.6
Total Debt	$2,232.5	$1,629.4	$603.1	$1,563.1

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $12.4 million, $2.2 million and $3.9 million, respectively.
(3)
The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $(16.3) million and $(31.5) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

As of March 31, 2023 and December 31, 2022, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2023 and December 31, 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2023	December 31, 2022
Alpha Midco, Inc. - Delayed Draw	$0.8	$0.9
American Achievement, Corp. - Revolver	2.4	2.4
ASG II, LLC - Delayed Draw	6.0	7.0
Avalara, Inc. - Revolver	3.9	3.9
Axonify, Inc. - Delayed Draw	5.1	6.1
Banyan Software Holdings, LLC - Delayed Draw	20.0	—
Bayshore Intermediate #2, L.P. - Revolver	1.9	1.6
BCTO Ace Purchaser, Inc. - Delayed Draw	5.4	6.6
Bear OpCo, LLC - Delayed Draw	2.3	2.6
BlueSnap, Inc. - Delayed Draw & Revolver	2.5	2.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	7.5	8.6
Carlstar Group, LLC - Revolver	8.5	8.5
Cordance Operations, LLC - Delayed Draw & Revolver	7.3	12.0
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	8.5
CrunchTime Information Systems, Inc. - Delayed Draw	7.1	7.1
Disco Parent, Inc. - Revolver	0.5	7.1
Dye & Durham Corp. - Delayed Draw & Revolver	4.4	6.3
EDB Parent, LLC - Delayed Draw	16.4	18.0
Edge Bidco B.V. - Delayed Draw & Revolver	1.3	—
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.7	5.6
Elysian Finco Ltd. - Delayed Draw & Revolver	6.3	6.8
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8.7	8.8
EMS Linq, Inc. - Revolver	6.1	8.8
ExtraHop Networks, Inc. - Delayed Draw	15.8	17.1
ForeScout Technologies, Inc. - Delayed Draw & Revolver	2.9	3.4
G Treasury SS, LLC - Delayed Draw	3.0	3.3
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.1	2.0
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IRGSE Holding Corp. - Revolver	0.1	0.3
Kyriba Corp. - Delayed Draw & Revolver	—	—
Laramie Energy, LLC - Delayed Draw	7.7	—
LeanTaaS Holdings, Inc. - Delayed Draw	42.5	47.2
Lithium Technologies, LLC - Revolver	2.0	2.0
Lucidworks, Inc. - Delayed Draw	0.8	0.8
Murchison Oil and Gas, LLC - Delayed Draw	3.3	9.8
Netwrix Corp. - Delayed Draw & Revolver	13.1	13.9
Neuintel, LLC - Delayed Draw	—	4.2
OutSystems Luxco SARL - Delayed Draw	2.2	2.1
PageUp People, Ltd. - Delayed Draw & Revolver	5.7	5.8
Passport Labs, Inc. - Delayed Draw & Revolver	2.8	2.8
Ping Identity Holding Corp. - Revolver	2.3	2.3
PrimePay Intermediate, LLC - Delayed Draw	0.8	2.5
PrimeRevenue, Inc. - Delayed Draw & Revolver	6.5	6.3
Project44, Inc. - Delayed Draw	19.9	19.9
ReliaQuest Holdings, LLC - Delayed Draw	21.6	22.7
Tango Management Consulting, LLC - Delayed Draw & Revolver	24.3	26.6
TRP Assets, LLC - Delayed Draw & Membership Interest	7.8	7.8
WideOrbit, Inc. - Revolver	—	4.8
Total Portfolio Company Commitments (1)(2)	$330.4	$338.0

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

Other Commitments and Contingencies

As of March 31, 2023 and December 31, 2022, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2023 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$981.9	$—	$—	$981.9	$—
2024 Notes	347.5	—	347.5	—	—
2026 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,629.4	$—	$347.5	$1,281.9	$—

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, and elsewhere in our filings with the SEC.

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

As of March 31, 2023, 99.2% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2024 Notes and 2026 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of March 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$83.1	$48.9	$34.2
Up 200 basis points	$56.0	$32.6	$23.4
Up 100 basis points	$28.0	$16.3	$11.7
Down 25 basis points	$(7.0)	$(4.1)	$(2.9)
Down 50 basis points	$(14.0)	$(8.1)	$(5.9)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Pursuant to Section 61(a)(2)(C)(ii) of the 1940 Act, the principal risk factors associated with our senior securities are set forth below. However, since we already use leverage in optimizing our investment portfolio, the principal risk factors associated with our senior securities do not represent material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The 1940 Act imposes numerous constraints on the operations of BDCs. See “ITEM 1. BUSINESS—Regulation as a Business Development Company” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, for a discussion of BDC limitations. For example, BDCs are required to invest at least 70% of their total assets in securities of nonpublic or thinly traded U.S. companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. These constraints may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of March 31, 2023, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of March 31, 2023, we had $1,629.4 million of outstanding indebtedness, which had an annualized interest cost of 5.2% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2024 Notes and 2026 Notes. As of March 31, 2023, as adjusted to give effect to the interest rate swaps, the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 0.9%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of March 31, 2023

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-24.0%	-13.0%	-2.0%	8.9%	19.9%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of March 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2023.
(2)
In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at March 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.7% by the approximately $1,629.4 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at March 31, 2023 to determine the “Corresponding return to stockholder.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: May 8, 2023	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: May 8, 2023	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer