Form 10-Q
period 2023-06-30
Sixth Street Specialty Lending, Inc.
filed 2023-08-03
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at August 3, 2023 was 87,241,231.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,993,190 and $2,707,442, respectively)	$3,022,333	$2,717,170
Controlled, affiliated investments (amortized cost of $72,169 and $67,284, respectively)	66,654	70,755
Total investments at fair value (amortized cost of $3,065,359 and $2,774,726, respectively)	3,088,987	2,787,925
Cash and cash equivalents (restricted cash of $15,115 and $15,437, respectively)	25,855	25,647
Interest receivable	23,239	18,846
Prepaid expenses and other assets	3,088	4,529
Total Assets	$3,141,169	$2,836,947
Liabilities
Debt (net of deferred financing costs of $20,531 and $17,760, respectively)	$1,623,301	$1,441,796
Management fees payable to affiliate	11,110	10,526
Incentive fees on net investment income payable to affiliate	10,507	10,918
Incentive fees on net capital gains accrued to affiliate	8,570	6,064
Other payables to affiliate	3,546	3,265
Other liabilities	23,606	22,809
Total Liabilities	1,680,640	1,495,378
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 87,905,481 and 82,053,537 shares issued, respectively; and 87,241,231 and 81,389,287 shares outstanding, respectively	879	821
Additional paid-in capital	1,395,409	1,294,751
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	74,700	56,456
Total Net Assets	1,460,529	1,341,569
Total Liabilities and Net Assets	$3,141,169	$2,836,947
Net Asset Value Per Share	$16.74	$16.48

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$96,221	$56,747	$184,655	$117,907
Paid-in-kind interest income	4,644	3,298	7,647	6,371
Dividend income	797	1,123	1,405	1,358
Other income	4,075	1,589	6,832	3,350
Total investment income from non-controlled, non-affiliated investments	105,737	62,757	200,539	128,986
Investment income from non-controlled, affiliated investments:
Interest from investments	—	—	—	133
Total investment income from non-controlled, affiliated investments	—	—	—	133
Investment income from controlled, affiliated investments:
Interest from investments	1,867	1,130	3,570	2,195
Other income	1	1	2	2
Total investment income from controlled, affiliated investments	1,868	1,131	3,572	2,197
Total Investment Income	107,605	63,888	204,111	131,316
Expenses
Interest	32,442	11,963	60,928	21,565
Management fees	11,410	9,488	22,143	18,818
Incentive fees on net investment income	10,507	6,724	19,988	14,601
Incentive fees on net capital gains	749	(9,122)	2,506	(7,699)
Professional fees	1,749	1,815	3,505	3,298
Directors’ fees	174	174	357	366
Other general and administrative	1,188	1,286	2,203	2,745
Total expenses	58,219	22,328	111,630	53,694
Management fees waived (Note 3)	(300)	(12)	(556)	(12)
Net Expenses	57,919	22,316	111,074	53,682
Net Investment Income Before Income Taxes	49,686	41,572	93,037	77,634
Income taxes, including excise taxes	902	750	1,316	1,100
Net Investment Income	48,784	40,822	91,721	76,534
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	7,662	(56,727)	19,416	(62,348)
Non-controlled, affiliated investments	—	—	—	(14,350)
Controlled, affiliated investments	(2,783)	(4,045)	(8,987)	12,174
Translation of other assets and liabilities in foreign currencies	(2,000)	7,671	(3,004)	5,872
Interest rate swaps	(57)	(1,650)	174	(4,594)
Total net change in unrealized gains (losses)	2,822	(54,751)	7,599	(63,246)
Realized gains (losses):
Non-controlled, non-affiliated investments	1,623	423	6,436	431
Non-controlled, affiliated investments	—	—	—	13,673
Foreign currency transactions	(139)	(19)	286	(32)
Total net realized gains (losses)	1,484	404	6,722	14,072
Total Net Unrealized and Realized Gains (Losses)	4,306	(54,347)	14,321	(49,174)
Increase (Decrease) in Net Assets Resulting from Operations	$53,090	$(13,525)	$106,042	$27,360
Earnings (Loss) per common share—basic	$0.63	$(0.18)	$1.28	$0.36
Weighted average shares of common stock outstanding—basic	84,223,032	76,265,661	82,819,734	76,119,681
Earnings per common share—diluted	$0.63	$(0.15)	$1.28	$0.36
Weighted average shares of common stock outstanding—diluted	84,223,032	81,846,634	82,819,734	81,700,654

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2023

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($40,000 par, due 5/2029)	5/26/2023	SOFR + 5.75%	10.85%	$38,859	$39,000	2.7%
Carlstar Group, LLC (3)	First-lien loan ($32,725 par, due 7/2027)	7/8/2022	SOFR + 6.60%	11.69%	31,966	32,622	2.2%
					70,825	71,622	4.9%
Business Services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 57,353 par, due 10/2025)	7/6/2018	C + 4.75%	10.02%	43,306	43,559 (CAD 57,640)	2.9%
Alpha Midco, Inc. (3)(5)	First-lien loan ($68,802 par, due 8/2025)	8/15/2019	SOFR + 7.65%	12.99%	68,053	69,671	4.8%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($30,000 par, due 10/2030)	4/18/2023	SOFR + 9.00%	13.98% PIK	29,124	29,325	2.0%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 37,343 par, due 12/2027)	12/3/2021	C + 5.75%	11.15%	28,447	28,523 (CAD 37,743)	2.0%
	First-lien revolving loan (CAD 1,992 par, due 12/2026)	12/3/2021	C + 5.75%	11.09%	1,418	1,505 (CAD 1,992)	0.1%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($62,163 par, due 7/2027)	7/22/2021	SOFR + 7.60%	12.70%	61,107	61,231	4.2%
ForeScout Technologies, Inc. (3)	First-lien loan ($2,726 par, due 8/2026)	7/1/2022	L + 9.00%	14.54% (incl. 9.00% PIK)	2,668	2,726	0.2%
	First-lien loan ($6,818 par, due 8/2026)	8/17/2020	L + 9.50%	15.04% (incl. 9.50% PIK)	6,738	6,869	0.4%
Galileo Parent, Inc. (3)	First-lien loan ($64,904 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.34%	62,985	63,768	4.3%
	First-lien revolving loan ($4,471 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.34%	4,176	4,294	0.3%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,437 par, due 11/2029)	11/14/2022	E + 6.50%	9.82%	3,147	3,409 (EUR 3,125)	0.2%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,730 par, due 12/2026)	12/20/2021	SOFR + 6.65%	11.86%	17,385	17,597	1.2%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($331 par, due 5/2029)	5/2/2022	SOFR + 4.85%	9.90%	331	320	0.0%
Netwrix Corp. (3)	First-lien loan ($36,425 par, due 6/2029)	6/9/2022	SOFR + 5.00%	10.30%	35,903	36,190	2.5%
	First-lien revolving loan ($718 par, due 6/2029)	6/9/2022	SOFR + 5.00%	10.24%	681	703	0.0%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,277 par, due 12/2028)	12/8/2022	E + 5.75%	9.35%	3,075	3,263 (EUR 2,991)	0.2%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($72,258 par, due 10/2026)	10/8/2020	SOFR + 7.25%	12.10%	71,241	72,800	5.0%
TIBCO Software Inc. (9)	First-lien note ($12,645 par, due 3/2029)	9/20/2022	6.50%	6.50%	10,746	11,259	0.8%
	First-lien loan ($12,000 par, due 3/2029) (3)	9/20/2022	SOFR + 4.60%	9.84%	10,980	11,182	0.8%
					461,511	468,194	31.9%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	10.12%	6,910	7,762 (EUR 7,114)	0.5%
	First-lien loan (GBP 10,217 par, due 9/2028)	9/6/2022	S + 6.75%	11.68%	11,265	12,860 (GBP 10,115)	0.9%
					18,175	20,622	1.4%
Communications
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($19,900 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.45%	18,795	19,302	1.3%
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,475 par, due 11/2026)	11/19/2021	SOFR + 7.10%	12.20%	33,687	33,786	2.3%
IntelePeer Holdings, Inc.	First-lien loan ($34,204 par, due 12/2024) (3)	12/2/2019	SOFR + 8.40%	13.64%	34,172	33,691	2.3%
	Convertible note ($4,536 par, due 5/2028)	5/12/2021	6.50%	6.50% PIK	4,506	4,604	0.3%
					91,160	91,383	6.2%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,479 par, due 10/2029)	10/25/2021	SOFR + 8.99%	14.09%	42,778	34,566	2.4%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($59,850 par, due 6/2026)	6/8/2021	SOFR + 5.85%	10.95%	59,024	58,803	4.0%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.45%	55,324	54,529	3.7%
	First-lien revolving loan ($5,270 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.45%	5,139	5,007	0.3%
					162,265	152,905	10.4%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 6.25%	9.89%	754	766 (EUR 702)	0.1%
BTRS Holdings, Inc.(3)	First-lien loan ($46,098 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.22%	44,865	45,407	3.1%
	First-lien revolving loan ($1,687 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.36%	1,555	1,614	0.1%
Bear OpCo, LLC (3)(5)	First-lien loan ($20,774 par, due 10/2024)	10/10/2019	SOFR + 7.65%	12.75%	20,616	21,034	1.4%
BlueSnap, Inc. (3)(5)	First-lien loan ($42,000 par, due 10/2024)	10/25/2019	SOFR + 7.15%	12.39%	41,738	42,222	2.9%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,518 par, due 5/2027)	5/28/2021	L + 4.50%	9.98%	1,357	1,558	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($14,897 par, due 5/2028)	5/28/2021	L + 8.25%	13.73% PIK	14,666	14,748	1.0%

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($19,000 par, due 6/2026)	6/21/2021	SOFR + 5.40%	10.64%	18,745	19,000	1.3%
Kyriba Corp.(3)	First-lien loan ($19,928 par, due 4/2025)	4/9/2019	L + 9.00%	14.21% (incl. 9.00% PIK)	19,783	20,078	1.4%
	First-lien loan (EUR 10,381 par, due 4/2025)	4/9/2019	E + 9.00%	12.29% (incl. 9.00% PIK)	11,522	11,411 (EUR 10,459)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	12.46%	1,398	1,421	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	10.54%	373	366 (EUR 336)	0.0%
Passport Labs, Inc.	First-lien loan ($24,098 par, due 4/2026) (3)	4/28/2021	SOFR + 8.40%	13.64%	23,907	23,739	1.6%
	Convertible Promissory Note A ($694 par, due 9/2024)	3/2/2023	8.00%	8.00%	695	851	0.1%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.08%	22,149	22,415	1.5%
PrimeRevenue, Inc. (3)	First-lien loan ($16,507 par, due 12/2023)	12/31/2018	SOFR + 7.10%	12.20%	16,480	16,621	1.1%
TradingScreen, Inc. (3)(5)	First-lien loan ($44,438 par, due 4/2027)	4/30/2021	L + 6.25%	11.52%	43,531	43,882	3.0%
	Delayed draw term loan ($3,000 par, due 4/2027)	4/30/2021	SOFR + 6.35%	11.44%	2,953	2,962	0.2%
					287,087	290,095	19.8%
Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($67,408 par, due 11/2027) (5)	11/23/2020	SOFR + 8.45%	13.71%	66,389	67,408	4.6%
	Second-lien loan ($5,194 par, due 1/2030)	1/23/2023	SOFR + 10.70%	15.77% PIK	5,053	5,142	0.3%
Caris Life Sciences, Inc.	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	5,386	0.4%
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 3,471 par, due 2/2029)	2/24/2023	E + 7.00%	10.60% (incl. 3.25% PIK)	3,532	3,697 (EUR 3,389)	0.3%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	10.79%	63,870	64,187	4.4%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($44,868 par, due 10/2024)	6/30/2017	SOFR + 7.00%	12.20%	44,345	44,868	3.1%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	12.50%	68,052	68,701	4.7%
Raptor US Buyer II Corp. (3)	First-lien loan ($15,648 par, due 3/2029)	3/24/2023	SOFR + 6.75%	11.97%	15,097	15,296	1.0%
					268,940	274,685	18.8%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($59,811 par, due 5/2028)	5/25/2022	SOFR + 6.40%	11.45%	58,479	58,999	4.0%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2024)	9/29/2015	SOFR + 9.65%	14.89%	28,594	30,034	2.1%
	First-lien revolving loan ($21,632 par, due 6/2024)	9/29/2015	SOFR + 9.65%	14.92%	21,632	21,456	1.4%
					108,705	110,489	7.5%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($49,129 par, due 5/2026)	5/5/2021	SOFR + 7.65%	12.71%	48,325	48,729	3.3%
bswift, LLC (3)(5)	First-lien loan ($44,582 par, due 11/2028)	11/7/2022	SOFR + 6.63%	11.76%	43,337	44,137	3.0%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($18,399 par, due 1/2028)	1/31/2022	SOFR + 6.65%	11.76%	17,953	18,634	1.3%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 33,282 par, due 12/2026)	12/6/2021	B + 6.50%	10.86%	34,749	32,968 (AUD 49,528)	2.3%
HireVue, Inc.(3)	First-lien loan ($54,113 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.34%	52,368	52,893	3.6%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 14,433 par, due 12/2025)	1/11/2018	B + 5.50%	9.66%	10,884	9,559 (AUD 14,360)	0.7%
	First-lien loan (GBP 3,742 par, due 12/2025)	10/28/2021	S + 5.53%	9.96%	5,153	4,734 (GBP 3,723)	0.3%
	First-lien loan ($11,946 par, due 12/2025)	10/28/2021	SOFR + 5.60%	10.70%	11,935	11,886	0.8%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($68,425 par, due 5/2024)	5/3/2019	SOFR + 6.60%	11.70%	68,058	67,570	4.6%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($34,550 par, due 12/2026)	12/17/2021	SOFR + 7.15%	12.39%	33,723	34,290	2.3%
Workwell Acquisition Co. (3)(5)	First-lien loan ($23,494 par, due 10/2025)	10/19/2020	SOFR + 7.40%	12.66%	23,191	23,317	1.5%
					349,676	348,717	23.7%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($4,545 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.76%	4,426	4,458	0.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($33,125 par, due 7/2030)	6/30/2023	SOFR + 6.50%	11.74%	32,202	32,310	2.2%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($34,339 par, due 10/2028)	10/1/2021	SOFR + 7.60%	12.82% PIK	33,807	33,910	2.3%
	First-lien revolving loan ($468 par, due 10/2027)	10/1/2021	SOFR + 6.60%	11.77%	429	438	0.0%
Coupa Holdings, LLC (3)	First-lien loan ($43,191 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.60%	42,048	42,691	2.9%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($59,801 par, due 6/2028)	6/17/2022	SOFR + 6.00%	11.09%	58,682	59,202	4.1%
EDB Parent, LLC (3)(5)	First-lien loan ($60,234 par, due 7/2028)	7/7/2022	SOFR + 6.75%	11.99%	58,950	59,481	4.1%
Higher Logic, LLC (3)(5)	First-lien loan ($54,379 par, due 1/2025)	6/18/2018	SOFR + 6.75%	11.99%	54,145	54,515	3.7%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($33,924 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.74%	33,079	33,361	2.3%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 1/2024)	10/3/2017	SOFR + 8.00%	13.08%	54,675	53,469	3.7%
	First-lien revolving loan ($2,309 par, due 1/2024)	10/3/2017	SOFR + 8.00%	13.01%	2,312	2,235	0.2%

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Lucidworks, Inc. (3)(5)	First-lien loan ($8,619 par, due 2/2027)	2/11/2022	SOFR + 7.50%	12.60% (incl. 3.50% PIK)	8,619	8,548	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($51,218 par, due 2/2026)	2/25/2021	SOFR + 7.10%	12.20%	50,483	50,450	3.4%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	11.85%	35,356	36,189	2.5%
					464,787	466,799	32.0%
Manufacturing
Avalara, Inc (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.49%	37,667	37,999	2.6%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($18,000 par, due 4/2027)	4/25/2022	SOFR + 6.50%	11.66%	17,667	17,775	1.2%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.18%	26,679	26,967	1.8%
Murchison Oil and Gas, LLC (3)	First-lien loan ($33,388 par, due 6/2026)	6/30/2022	SOFR + 8.65%	13.90%	32,802	33,754	2.3%
TRP Assets, LLC (3)	First-lien loan ($61,333 par, due 12/2025)	12/3/2021	SOFR + 7.76%	13.00%	60,583	62,633	4.3%
					120,064	123,354	8.4%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($40,148 par, due 3/2026)	3/31/2021	SOFR + 6.60%	11.70%	39,545	39,746	2.7%
Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	SOFR + 8.65%	13.89%	24,824	25,000	1.7%
American Achievement, Corp. (3)(14)	First-lien loan ($27,130 par, due 9/2026)	9/30/2015	L + 6.25%	11.42% (incl. 10.93% PIK)	26,300	19,195	1.3%
	First-lien loan ($1,357 par, due 9/2026)	6/10/2021	L + 14.00%	19.18% (incl. 18.68% PIK)	1,357	71	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	L + 1.00%	6.54% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($25,818 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.16%	25,254	25,237	1.7%
	Roll Up DIP term loan ($28,343 par, due 8/2023)	4/24/2023	SOFR + 7.90%	12.99% (incl. 12.99% PIK)	28,010	27,706	1.9%
	Super-Priority DIP term loan ($5,592 par, due 8/2023)	4/24/2023	SOFR + 7.90%	12.99%	5,567	5,467	0.4%
Cordance Operations, LLC (3)	First-lien loan ($42,717 par, due 7/2028)	7/25/2022	SOFR + 9.25%	14.16%	41,829	42,382	2.9%
Neuintel, LLC (3)(5)	First-lien loan ($57,701 par, due 12/2026)	12/20/2021	SOFR + 7.65%	12.70%	56,817	57,846	4.0%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($72,188 par, due 5/2026)	11/8/2021	SOFR + 8.10%	13.20%	71,195	73,270	5.0%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($51,233 par, due 12/2027)	12/1/2021	SOFR + 6.85%	12.02%	50,464	50,336	3.4%
	First-lien revolving loan ($12 par, due 12/2027)	12/1/2021	P + 6.85%	15.00%	(57)	(53)	0.0%
					332,105	326,528	22.3%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	SOFR + 6.40%	11.49%	34,153	34,726	2.4%
Total Debt Investments					2,868,758	2,880,097	196.5%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	1,738 (CAD 2,299)	0.1%
Mitnick TA Aggregator, LP (11)(13)	Membership Interest (0.43% ownership)	5/2/2022			5,243	5,243	0.4%
ReliaQuest, LLC (11)(13)	Class A-1 Units (567,683 units)	11/23/2021			1,120	1,512	0.1%
	Class A-2 Units (2,580 units)	6/21/2022			6	9	0.0%
Sprinklr, Inc. (10)(11)	Common Shares (343,382 shares)	6/24/2021			2,961	4,749	0.3%
					13,239	13,251	0.9%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	2,021	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	2,165	0.1%
	280,000 Warrants	2/28/2020			183	—	0.0%
	106,592 Warrants	4/8/2021			—	—	0.0%
					6,174	5,436	0.3%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	610	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,523	4,763	0.3%
RMCF IV CIV XXXV, LP. (11)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,330	0.1%
					9,778	6,703	0.4%
Financial Services
AvidXchange, Inc. (10)(11)	Common Shares (150,541 shares)	10/15/2021			767	1,563	0.1%
Newport Parent Holdings, LP (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	6,600	0.4%

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	4	0.0%
Passport Labs, Inc. (11)	17,534 Warrants	4/28/2021			192	8	0.0%
TradingScreen, Inc. (11)(13)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					5,742	8,775	0.5%
Healthcare
Caris Life Sciences, Inc. (11)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	1,242	0.1%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	9,221	0.6%
	633,376 Warrants	9/21/2018			192	1,150	0.1%
	569,991 Warrants	4/2/2020			250	852	0.1%
Merative L.P. (11)(13)	989,691 Class A-1 Units	6/30/2022			9,897	9,897	0.7%
Raptor US Buyer II Corp. (11)(12)	2,027 Ordinary Shares	3/24/2023			203	203	0.0%
	2,027 Class A	3/24/2023			203	203	0.0%
	2,027 Class B	3/24/2023			203	203	0.0%
	2,027 Class C	3/24/2023			203	203	0.0%
	2,027 Class D	3/24/2023			203	203	0.0%
	2,027 Class E	3/24/2023			203	203	0.0%
	2,027 Class F	3/24/2023			203	203	0.0%
	2,027 Class G	3/24/2023			203	203	0.0%
	2,027 Class H	3/24/2023			203	203	0.0%
	2,027 Class I	3/24/2023			203	203	0.0%
					23,419	24,392	1.6%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(11)	Class A Units (33,790,171 units)	12/21/2018			21,842	15,121	1.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	15,164	1.0%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	3,837	0.3%
bswift, LLC (11)(12)	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	2,394	0.2%
ClearCompany, LLC (11)(13)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	4,985	0.3%
DaySmart Holdings, LLC (11)(13)	Class A Units (166,811 units)	10/1/2019			1,347	1,953	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,316 (AUD 3,480)	0.2%
					11,669	15,485	1.1%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Common Units (12,330,709 units)	10/1/2021			12,331	11,375	0.8%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	800	0.1%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)(12)	11/18/2022			198	198	0.0%
SMA Technologies Holdings, LLC (11)(12)	Class A Units (1,300 shares)	11/21/2022			1,300	1,300	0.1%
	Class B Units (923,250 shares)	11/21/2022			—	—	0.0%
					17,629	16,673	1.2%
Marketing Services
Validity, Inc. (11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	10,944	0.7%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)	13,355 Preferred Units	6/30/2022			13,355	13,856	0.9%
TRP Assets, LLC (11)(12)(13)	Partnership Interest (1.89% ownership)	8/25/2022			8,094	10,501	0.7%
					21,449	24,357	1.6%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	14,256 Warrants	8/5/2020			1,029	—	0.0%

Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (132,928 Certificates)	12/7/2020			—	271	0.0%
	Trust Certificates (996,958 Certificates)	1/30/2021			2,735	10,468	0.7%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/21/2021			3,000	2,738	0.2%
					5,735	13,527	0.9%

Structured Credit
Allegro CLO Ltd, Series 2018-1A, (3)(4)(9)	Structured Product ($1,000 par, due 6/2031)	5/26/2022	L + 2.85%	8.11%	959	900	0.1%
American Money Management Corp CLO Ltd, Series 2016-18A (3)(4)(9)	Structured Product ($1,500 par, due 5/2031)	6/22/2022	L + 3.05%	8.47%	1,353	1,351	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(9)	Structured Product ($1,000 par, due 4/2034)	6/23/2022	L + 6.25%	11.51%	896	890	0.1%
Ares Loan Funding I Ltd, Series 2021-ALFA, Class E (3)(4)(9)	Structured Product ($1,000 par, due 10/2034)	6/24/2022	L + 6.70%	11.96%	931	915	0.1%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	10.62%	426	398	0.0%

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Battalion CLO Ltd, Series 2021-21A (3)(4)(9)	Structured Product ($1,300 par, due 7/2034)	7/13/2022	L + 3.30%	8.56%	1,162	1,145	0.1%
Benefit Street Partners CLO Ltd, Series 2015-BR (3)(4)(9)	Structured Product ($2,500 par, due 7/2024)	7/13/2022	L + 3.85%	9.10%	2,187	2,328	0.2%
Benefit Street Partners CLO Ltd, Series 2015-8A (3)(4)(9)	Structured Product ($1,425 par, due 1/2031)	9/13/2022	L + 2.75%	8.00%	1,277	1,275	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(9)	Structured Product ($1,000 par, due 7/2030)	5/26/2022	L + 2.90%	8.16%	904	865	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2016-1, Ltd (3)(4)(9)	Structured Product ($1,600 par, due 4/2034)	2/15/2023	L + 6.60%	11.85%	1,424	1,407	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	11.00%	1,255	1,265	0.1%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(9)	Structured Product ($1,000 par, due 7/2032)	6/30/2022	L + 6.44%	11.69%	900	910	0.1%
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(9)	Structured Product ($1,000 par, due 1/2031)	7/21/2022	L + 4.55%	9.80%	869	868	0.1%
CIFC CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Product ($1,000 par, due 7/2031)	6/16/2022	L + 5.50%	10.76%	900	881	0.1%
CIFC CLO Ltd, Series 2021-4A (3)(4)(9)	Structured Product ($1,000 par, due 7/2033)	7/14/2022	L + 6.00%	11.26%	890	924	0.1%
Crown Point CLO Ltd, Series 2021-10A (3)(4)(9)	Structured Product ($1,000 par, due 7/2034)	6/14/2022	L + 6.85%	12.10%	902	903	0.1%
Dryden Senior Loan Fund, Series 2018-55A (3)(4)(9)	Structured Product ($1,000 par, due 4/2031)	7/25/2022	L + 2.85%	8.11%	916	886	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(9)	Structured Product ($1,500 par, due 7/2034)	8/17/2022	L + 6.50%	11.76%	1,439	1,316	0.1%
Eaton CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Product ($2,500 par, due 1/2030)	6/23/2022	L + 2.50%	7.75%	2,245	2,188	0.1%
Eaton CLO Ltd, Series 2020-1A (3)(4)(9)	Structured Product ($1,000 par, due 10/2034)	8/11/2022	L + 6.25%	11.51%	934	921	0.1%
GoldenTree CLO Ltd, Series 2020-7A (3)(4)(9)	Structured Product ($1,000 par, due 4/2034)	6/17/2022	L + 6.50%	11.75%	920	947	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(9)	Structured Product ($1,015 par, due 7/2034)	6/3/2022	L + 6.35%	11.61%	934	908	0.1%
Gulf Stream Meridian, Series 2021-6A (3)(4)(9)	Structured Product ($2,000 par, due 1/2037)	9/12/2022	L + 6.36%	11.62%	1,832	1,750	0.1%
Jefferson Mill CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Product ($1,000 par, due 10/2031)	5/23/2022	L + 3.55%	8.80%	904	877	0.1%
KKR CLO Ltd, 49A (3)(4)(9)	Structured Product ($1,000 par, due 7/2035)	6/2/2022	L + 8.00%	13.05%	972	954	0.1%
Madison Park CLO, Series 2018-28A (3)(4)(9)	Structured Product ($1,000 par, due 7/2030)	6/28/2022	L + 5.25%	10.51%	894	922	0.1%
Magnetite CLO Ltd, Series 2021-30A (3)(4)(9)	Structured Product ($1,000 par, due 10/2034)	6/13/2022	L + 6.20%	11.46%	918	944	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(9)	Structured Product ($3,500 par, due 4/2033)	5/23/2022	L + 3.52%	8.77%	3,159	3,037	0.2%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(9)	Structured Product ($1,100 par, due 7/2031)	6/1/2022	L + 6.05%	11.30%	963	892	0.1%
Octagon 57 LLC, Series 2021-1A (3)(4)(9)	Structured Product ($1,000 par, due 10/2034)	5/24/2022	L + 6.60%	11.86%	940	896	0.1%
Octagon Investment Partners 18 Ltd, Series 2018-18A (3)(4)(9)	Structured Product ($1,000 par, due 4/2031)	7/26/2022	L + 2.70%	7.96%	902	878	0.1%
Octagon Investment Partners 38 Ltd, Series 2018-1A (3)(4)(9)	Structured Product ($2,800 par, due 7/2030)	9/20/2022	L + 2.95%	8.20%	2,484	2,545	0.2%
Park Avenue Institutional Advisers CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Product ($1,000 par, due 10/2031)	9/23/2022	L + 3.33%	8.58%	866	867	0.1%
Pikes Peak CLO, Series 2021-9A (3)(4)(9)	Structured Product ($2,000 par, due 10/2034)	8/31/2022	L + 6.58%	11.87%	1,782	1,780	0.1%
RR Ltd, Series 2020-8A (3)(4)(9)	Structured Product ($1,000 par, due 4/2033)	8/22/2022	L + 6.40%	11.66%	945	934	0.1%
Shackelton CLO Ltd, Series 2015-7RA (3)(4)(9)	Structured Product ($1,000 par, due 7/2031)	5/23/2022	L + 3.33%	8.59%	895	893	0.1%
Signal Peak CLO LLC, Series 2018-5A (3)(4)(9)	Structured Product ($1,000 par, due 4/2031)	8/9/2022	L + 5.65%	10.91%	900	853	0.1%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(9)	Structured Product ($1,000 par, due 7/2032)	5/25/2022	L + 6.25%	11.50%	930	877	0.1%
Stewart Park CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Product ($1,000 par, due 1/2030)	7/25/2022	L + 2.60%	7.86%	916	889	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Product ($2,750 par, due 10/2031)	6/22/2022	L + 5.75%	11.01%	2,406	2,221	0.2%
Whitebox CLO I Ltd, Series 2020-2A (3)(4)(9)	Structured Product ($1,125 par, due 10/2034)	7/12/2022	L + 3.35%	8.62%	1,010	1,077	0.1%
Wind River CLO Ltd, Series 2014-2A (3)(4)(9)	Structured Product ($1,500 par, due 1/2031)	6/23/2022	L + 2.90%	8.16%	1,385	1,295	0.1%
Wind River CLO Ltd, Series 2017-1A (3)(4)(9)	Structured Product ($3,000 par, due 4/2036)	7/14/2022	L + 3.72%	8.98%	2,626	2,732	0.2%

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Wind River CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Product ($2,000 par, due 1/2031)	12/12/2022	L + 5.65%	10.90%	1,704	1,679	0.1%
					54,956	54,183	4.8%
Total Equity and Other Investments					196,601	208,890	15.0%
Total Investments					$3,065,359	$3,088,987	211.5%

	Interest Rate Swaps as of June 30, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(d)(e)	L + 2.28%	3.875%	9/25/2023	$2,500	$—	$128	$—
Interest rate swap	SOFR + 2.54%	3.875%	11/1/2024	—	—	(57)	(57)
Total Non Hedge Accounting Swaps				2,500	—	71	(57)

Interest rate swap (a)(b)(c)(e)	3.875%	L + 2.25%	9/25/2023	300,000	(2,946)	—	13,547
Interest rate swap	3.875%	SOFR + 2.51%	11/1/2024	—	(12,022)	—	—
Interest rate swap (a)(b)(c)(e)	3.875%	L + 2.46%	9/25/2023	50,000	(517)	—	2,408
Interest rate swap	3.875%	SOFR + 2.72%	11/1/2024	—	(2,114)	—	—
Interest rate swap (a)(b)(e)	2.50%	L + 1.91%	9/25/2023	300,000	(3,748)	—	31,917
Interest rate swap	2.50%	SOFR + 2.17%	8/1/2026	—	(31,302)	—	—
Total Hedge Accounting Swaps				650,000	(52,649)	—	47,872
Cash collateral				—	54,799	—	—
Total derivatives				$652,500	$2,150	$71	$47,815

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
(e)
On March 5, 2021, the U.K. Financial Conduct Authority, announced that all USD LIBOR settings will either cease publication or no longer be representative after June 30, 2023 (the “Index Cessation Event”). As part of the Index Cessation Event, each instrument bearing interest at a rate determined by reference to LIBOR (each, a “Legacy LIBOR Instrument”) referenced herein will transition to 3-month SOFR plus the relevant tenor spread adjustment effective September 25, 2023.
(1)
Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2023.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 10.0% of total assets as of June 30, 2023.

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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2023 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2023

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2023	Other Income	Interest Income
IRGSE Holding Corp.	$70,755	$4,886	$—	$(8,987)	$—	$—	$66,654	$2	$3,570
Total	$70,755	$4,886	$—	$(8,987)	$—	$—	$66,654	$2	$3,570

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

(7)
As of June 30, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $3,079,332, resulting in estimated gross unrealized gains and losses of $124,352 and $114,625, respectively.
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
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $16,423, or 1.1% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of June 30, 2023.
(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $10.9 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2022

(Amounts in thousands, except share amounts)

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Carlstar Group, LLC (3)	First-lien loan ($33,575 par, due 7/2027)	7/8/2022	SOFR + 6.60%	10.92%	$32,739	$33,049	2.5%
Business services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 57,353 par, due 10/2025)	7/6/2018	C + 4.75%	9.49%	43,241	42,540 (CAD 57,640)	3.2%
Alpha Midco, Inc. (3)(5)	First-lien loan ($68,720 par, due 8/2025)	8/15/2019	SOFR + 7.63%	12.21%	67,831	69,242	5.2%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 34,220 par, due 12/2027)	12/3/2021	C + 5.75%	10.69%	25,076	24,113 (CAD 32,672)	1.8%
	First-lien revolving loan (CAD 1,448 par, due 12/2026)	12/3/2021	P + 6.75%	11.20%	1,095	1,069 (CAD 1,448)	0.1%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($57,950 par, due 7/2027)	7/22/2021	L + 7.50%	12.23%	56,812	56,791	4.2%
ForeScout Technologies, Inc. (3)	First-lien loan ($2,606 par, due 8/2026)	7/1/2022	L + 9.00%	13.72% (incl. 9.00% PIK)	2,533	2,489	0.2%
	First-lien loan ($6,502 par, due 8/2026)	8/17/2020	L + 9.50%	14.23% (incl. 9.50% PIK)	6,412	6,421	0.5%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,150 par, due 11/2029)	11/14/2022	E + 6.50%	8.26%	3,140	3,213 (EUR 3,011)	0.2%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,820 par, due 12/2026)	12/20/2021	SOFR + 6.65%	11.16%	17,433	17,375	1.3%
Mitnick Corporate Purchaser, Inc. (3)(10)	First-lien loan ($333 par, due 5/2029)	5/2/2022	SOFR + 4.85%	8.94%	333	311	0.0%
Netwrix Corp. (3)	First-lien loan ($36,119 par, due 6/2029)	6/9/2022	SOFR + 5.00%	9.70%	35,515	35,119	2.6%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	7.74%	3,060	3,112 (EUR 2,916)	0.2%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($63,477 par, due 10/2026)	10/8/2020	SOFR + 7.25%	11.83%	62,411	63,477	4.7%
TIBCO Software Inc. (10)	First-lien note ($13,000 par, due 3/2029)	9/20/2022	6.50%	6.50%	10,924	10,944	0.8%
	First-lien loan ($12,000 par, due 3/2029) (3)	9/20/2022	SOFR + 4.60%	9.19%	10,947	10,680	0.8%
WideOrbit, Inc. (3)	First-lien loan ($35,548 par, due 7/2025)	7/8/2020	L + 8.50%	12.88%	35,213	36,347	2.7%
					381,976	383,243	28.5%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	8.73%	6,908	7,326 (EUR 6,864)	0.5%
	First-lien loan (GBP 10,217 par, due 9/2028)	9/6/2022	S + 6.75%	10.20%	11,245	11,922 (GBP 9,911)	0.9%
					18,153	19,248	1.4%
Communications
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,650 par, due 11/2026)	11/19/2021	L + 7.00%	11.38%	33,764	33,264	2.5%
IntelePeer Holdings, Inc.	First-lien loan ($34,677 par, due 12/2024) (3)	12/2/2019	L + 8.25%	12.63%	34,633	33,983	2.5%
	Convertible note ($4,382 par, due 5/2028)	5/12/2021	6.50%	6.50% PIK	4,350	4,240	0.3%
					72,747	71,487	5.3%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,479 par, due 10/2029)	10/25/2021	L + 8.88%	13.26%	42,743	40,762	3.0%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($60,000 par, due 6/2026)	6/8/2021	L + 5.75%	10.13%	59,046	58,350	4.3%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	L + 6.25%	10.63%	55,103	53,291	4.0%
					156,892	152,403	11.3%
Financial Services
BTRS Holdings, Inc.(3)	First-lien loan ($45,180 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.50%	43,688	43,465	3.2%
Bear OpCo, LLC (3)(5)	First-lien loan ($20,169 par, due 10/2024)	10/10/2019	SOFR + 7.65%	11.97%	19,953	20,169	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($42,000 par, due 10/2024)	10/25/2019	L + 6.75%	11.48%	41,646	41,889	3.1%
G Treasury SS, LLC (3)(5)	First-lien loan ($65,859 par, due 4/2024)	4/9/2018	SOFR + 8.40%	12.94%	65,709	65,859	4.9%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,526 par, due 5/2027)	5/28/2021	L + 5.00%	9.73%	1,416	1,565	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($13,957 par, due 5/2028)	5/28/2021	L + 8.25%	12.98% PIK	13,713	13,643	1.0%
Jonas Collections and Recovery, Inc. (3)(5)	First-lien loan ($19,125 par, due 6/2026)	6/21/2021	L + 5.25%	10.40%	18,832	18,790	1.4%
Kyriba Corp.(3)	First-lien loan ($19,051 par, due 4/2025)	4/9/2019	L + 9.00%	13.73% (incl. 9.00% PIK)	18,870	19,147	1.4%
	First-lien loan (EUR 9,924 par, due 4/2025)	4/9/2019	E + 9.00%	11.20% (incl. 9.00% PIK)	11,004	10,645 (EUR 9,974)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	L + 7.25%	11.98%	1,394	1,418	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	9.45%	372	358 (EUR 336)	0.0%
Passport Labs, Inc. (3)	First-lien loan ($23,390 par, due 4/2026)	4/28/2021	L + 8.25%	12.58% (incl. 4.125% PIK)	23,169	22,783	1.7%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 7.00%	11.32%	22,116	21,977	1.6%
PrimeRevenue, Inc. (3)	First-lien loan ($22,507 par, due 12/2023)	12/31/2018	L + 7.00%	11.38%	22,434	22,507	1.7%
TradingScreen, Inc. (3)(5)	First-lien loan ($44,663 par, due 4/2027)	4/30/2021	L + 6.25%	10.66%	43,648	43,769	3.3%
					347,964	347,984	25.8%

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Healthcare
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($63,565 par, due 11/2026)	11/23/2020	SOFR + 7.70%	12.10%	62,440	62,930	4.7%
Caris Life Sciences, Inc.	First-lien loan ($5,000 par, due 9/2023)	9/21/2018	11.30%	11.30%	4,967	5,100	0.4%
	First-lien loan ($3,750 par, due 4/2025)	4/2/2020	11.30%	11.30%	3,601	3,900	0.3%
	Convertible note ($2,602 par, due 9/2023)	9/21/2018	8.00%	8.00%	2,602	5,848	0.4%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	10.02%	63,733	63,213	4.7%
Integrated Practice Solutions, Inc. (3)(5)	First-lien loan ($46,312 par, due 10/2024)	6/30/2017	L + 7.50%	11.89%	45,590	46,312	3.5%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	11.84%	67,906	67,299	5.0%
					250,839	254,602	19.0%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($58,048 par, due 5/2028)	5/25/2022	SOFR + 6.35%	10.67%	56,609	56,260	4.2%
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2023)	9/29/2015	L + 9.50%	14.19%	28,595	29,807	2.2%
	First-lien revolving loan ($16,747 par, due 6/2023)	9/29/2015	L + 9.50%	14.23%	16,747	16,492	1.2%
					101,951	102,559	7.6%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($47,122 par, due 5/2026)	5/5/2021	SOFR + 7.65%	11.83%	46,204	46,190	3.4%
bswift, LLC (3)(5)	First-lien loan ($44,806 par, due 11/2028)	11/7/2022	SOFR + 6.63%	10.81%	43,430	43,574	3.2%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($17,314 par, due 1/2028)	1/31/2022	SOFR + 6.65%	10.99%	16,831	17,107	1.3%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 50,000 par, due 12/2026)	12/6/2021	B + 6.50%	9.77%	34,664	32,839 (AUD 51,076)	2.4%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 14,520 par, due 12/2025)	1/11/2018	B + 5.50%	9.28%	10,899	9.534 (AUD 14,059)	0.7%
	First-lien loan (GBP 3,766 par, due 12/2025)	10/28/2021	S + 5.62%	8.55%	5,184	4,439 (GBP 3,690)	0.3%
	First-lien loan ($12,011 par, due 12/2025)	10/28/2021	L + 5.50%	10.65%	11,997	11,771	0.9%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($68,775 par, due 5/2024)	5/3/2019	L + 5.75%	10.48%	68,199	67,572	5.0%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($32,242 par, due 12/2026)	12/17/2021	SOFR + 7.15%	11.73%	31,297	31,355	2.3%
Modern Hire, Inc. (3)(5)	First-lien loan ($28,878 par, due 5/2024)	5/15/2019	L + 7.00%	11.38%	28,624	28,950	2.2%
Workwell Acquisition Co. (3)(5)	First-lien loan ($23,798 par, due 10/2025)	10/19/2020	SOFR + 7.40%	11.80%	23,433	23,441	1.7%
					320,762	316,772	23.4%
Internet Services
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($32,194 par, due 10/2028)	10/1/2021	L + 7.75%	12.04% PIK	31,631	31,308	2.3%
	First-lien revolving loan ($780 par, due 10/2027)	10/1/2021	L + 6.75%	10.89%	737	714	0.1%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($53,121 par, due 6/2028)	6/17/2022	SOFR + 6.00%	10.32%	51,969	51,766	3.9%
EDB Parent, LLC (3)(5)	First-lien loan ($56,963 par, due 7/2028)	7/7/2022	SOFR + 7.00%	11.58%	55,607	55,539	4.1%
Higher Logic, LLC (3)(5)	First-lien loan ($55,820 par, due 1/2025)	6/18/2018	SOFR + 7.25%	11.83%	55,506	55,541	4.1%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($27,782 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.08%	26,906	26,709	2.0%
Lithium Technologies, LLC (3)	First-lien loan ($54,700 par, due 1/2024)	10/3/2017	SOFR + 8.00%	12.06%	54,651	53,469	4.0%
	First-lien revolving loan ($1,320 par, due 1/2024)	10/3/2017	SOFR + 8.00%	12.06%	1,323	1,245	0.1%
Lucidworks, Inc. (3)(5)	First-lien loan ($8,330 par, due 2/2027)	2/11/2022	SOFR + 7.50%	11.82% (incl. 3.50% PIK)	8,330	8,170	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($51,312 par, due 2/2026)	2/25/2021	SOFR + 7.10%	11.42%	50,454	50,029	3.7%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	11.07%	35,258	35,268	2.6%
					372,372	369,758	27.5%
Manufacturing
Avalara, Inc (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 7.25%	11.83%	37,601	37,255	2.8%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($19,000 par, due 4/2027)	4/25/2022	SOFR + 6.50%	10.62%	18,634	18,478	1.4%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (3)	First-lien loan ($26,873 par, due 6/2026)	6/30/2022	SOFR + 8.65%	13.23%	26,345	26,781	2.0%
TRP Assets, LLC (3)	First-lien loan ($57,818 par, due 12/2025)	12/3/2021	SOFR + 7.76%	12.34%	56,927	58,468	4.4%
					83,272	85,249	6.4%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($40,353 par, due 3/2026)	3/31/2021	SOFR + 6.60%	10.92%	39,655	39,445	2.9%
Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	L + 8.50%	13.23%	24,782	25,063	1.9%
American Achievement, Corp. (3)	First-lien loan ($27,171 par, due 9/2026)	9/30/2015	L + 6.25%	10.38% (incl. 9.88% PIK)	26,339	20,922	1.6%
	First-lien loan ($1,363 par, due 9/2026) (15)	6/10/2021	L + 14.00%	18.13% (incl. 17.63% PIK)	1,362	78	0.0%

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
	Subordinated note ($4,740 par, due 9/2026) (15)	3/16/2021	L + 1.00%	4.75% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)	ABL FILO term loan ($55,000 par, due 8/2027)	9/2/2022	SOFR + 7.90%	12.30%	53,696	53,900	4.0%
Cordance Operations, LLC (3)	First-lien loan ($32,907 par, due 7/2028)	7/25/2022	SOFR + 8.75%	13.27%	32,091	32,135	2.4%
Neuintel, LLC (3)(5)	First-lien loan ($56,400 par, due 12/2026)	12/20/2021	L + 6.25%	10.76%	55,414	55,272	4.1%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($73,125 par, due 5/2026)	11/8/2021	L + 8.00%	12.41%	71,976	72,943	5.4%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($44,674 par, due 12/2027)	12/1/2021	L + 6.75%	10.49%	43,752	42,997	3.2%
					309,957	303,381	22.6%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	L + 6.25%	11.41%	34,043	33,901	2.5%
Total Debt Investments					2,579,557	2,568,814	188.1%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(11)	Common Shares (126,968 shares)	12/3/2021			3,909	1,538 (CAD 2,284)	0.1%
Mitnick TA Aggregator, LP (12)(13)(14)	Membership Interest (0.43% ownership)	5/2/2022			5,243	5,243	0.4%
ReliaQuest, LLC (12)(14)	Class A-1 Units (567,683 units)	11/23/2021			1,120	1,512	0.1%
	Class A-2 Units (2,580 units)(13)	6/21/2022			6	9	0.0%
Sprinklr, Inc. (11)(12)	Common Shares (484,700 shares)	6/24/2021			4,180	3,960	0.3%
WideOrbit, Inc. (12)	1,567,807 Warrants	7/8/2020			327	4,869	0.4%
					14,785	17,131	1.3%
Communications
Celtra Technologies, Inc. (12)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (12)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	1,794	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	1,923	0.1%
	280,000 Warrants	2/28/2020			183	—	0.0%
	106,592 Warrants	4/8/2021			—	—	0.0%
					6,174	4,967	0.3%
Education
Astra 2L Holdings II LLC (12)(13)	Membership Interest (10.17% ownership)	1/13/2022			3,255	2,555	0.2%
EMS Linq, Inc. (12)	Class B Units (5,522,526 units)	12/22/2021			5,523	4,763	0.4%
RMCF IV CIV XXXV, LP. (12)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,190	0.1%
					9,778	8,508	0.7%
Financial Services
AvidXchange, Inc. (11)(12)	Common Shares (200,721 shares)	10/15/2021			1,022	1,995	0.1%
Newport Parent Holdings, LP (12)	Class A-2 Units (131,569 units)	12/10/2020			4,177	4,845	0.4%
Oxford Square Capital Corp. (4)(11)	Common Shares (1,620 shares)	8/5/2015			6	5	0.0%
Passport Labs, Inc. (12)	17,534 Warrants	4/28/2021			192	71	0.0%
TradingScreen, Inc. (12)(14)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					5,997	7,516	0.5%
Healthcare
Caris Life Sciences, Inc. (12)	Series C Preferred Shares (362,319 shares)	10/13/2020			1,000	1,310	0.1%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	8,668	0.6%
	633,376 Warrants	9/21/2018			192	1,270	0.1%
	569,991 Warrants	4/2/2020			250	959	0.1%
Merative L.P. (12)(13)(14)	989,691 Class A-1 Units	6/30/2022			9,897	9,897	0.7%
					21,389	22,104	1.6%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(12)	Class A Units (33,790,171 units)	12/21/2018			21,842	24,413	1.8%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	24,456	1.8%
Human Resource Support Services
Axonify, Inc. (4)(12)(14)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,262	0.3%
bswift, LLC (12)(13)	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	2,394	0.2%
ClearCompany, LLC (12)(14)	Series A Preferred Units (1,429,228 units)	8/24/2018			2,014	4,869	0.4%
DaySmart Holdings, LLC (12)(14)	Class A Units (166,811 units)	10/1/2019			1,347	1,798	0.1%
Employment Hero Holdings Pty Ltd. (4)(12)(13)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,034 (AUD 3,164)	0.2%
					11,669	15,357	1.2%
Internet Services
Bayshore Intermediate #2, L.P. (12)(14)	Common Units (12,330,709 units)	10/1/2021			12,331	11,375	0.8%
Lucidworks, Inc. (12)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	800	0.1%
Piano Software, Inc. (12)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)(13)	11/18/2022			198	198	0.0%

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
SMA Technologies Holdings, LLC (12)(13)	Class A Units (1,300 shares)	11/21/2022			1,300	1,300	0.1%
	Class B Units (923,250 shares)	11/21/2022			—	—	0.0%
					17,629	16,673	1.2%
Marketing Services
Validity, Inc. (12)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	11,520	0.9%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)(14)	13,355 Preferred Units	6/30/2022			13,355	13,088	1.0%
TRP Assets, LLC (12)(13)(14)	Partnership Interest (1.89% ownership)	8/25/2022			8,067	10,205	0.8%
					21,422	23,293	1.8%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(12)	14,256 Warrants	8/5/2020			1,028	—	0.0%
	65,250 Warrants (13)	7/29/2022			409	365	0.0%
					1,437	365	—
Retail and Consumer Products
American Achievement, Corp. (12)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (10)	Trust Certificates (132,928 Certificates)	12/7/2020			—	665	0.0%
	Trust Certificates (996,958 Certificates)	1/30/2021			3,041	12,462	0.9%
Neuintel, LLC (12)(14)	Class A Units (1,176,494 units)	12/21/2021			3,000	2,618	0.2%
					6,041	15,795	1.1%

Structured Credit
Allegro CLO Ltd, Series 2018-1A, (3)(4)(10)	Structured Product ($1,000 par, due 6/2031)	5/26/2022	L + 2.85%	5.36%	924	848	0.1%
American Money Management Corp CLO Ltd, Series 2016-18A (3)(4)(10)	Structured Product ($1,500 par, due 5/2031)	6/22/2022	L + 3.05%	6.06%	1,347	1,309	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(10)	Structured Product ($1,000 par, due 4/2034)	6/23/2022	L + 6.25%	9.03%	894	875	0.1%
Ares Loan Funding I Ltd, Series 2021-ALFA, Class E (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	6/24/2022	L + 6.70%	9.21%	918	881	0.1%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($500 par, due 4/2031)	10/15/2020	L + 5.35%	8.13%	424	383	0.0%
Battalion CLO Ltd, Series 2021-21A (3)(4)(10)	Structured Product ($1,300 par, due 7/2034)	7/13/2022	L + 3.30%	5.81%	1,158	1,158	0.1%
Benefit Street Partners CLO Ltd, Series 2015-BR (3)(4)(10)	Structured Product ($2,500 par, due 7/2034)	7/13/2022	L + 3.85%	6.56%	2,179	2,285	0.2%
Benefit Street Partners CLO Ltd, Series 2015-8A (3)(4)(10)	Structured Product ($1,425 par, due 1/2031)	9/13/2022	L + 2.75%	5.46%	1,265	1,214	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(10)	Structured Product ($1,000 par, due 7/2030)	5/26/2022	L + 2.90%	5.41%	892	844	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($1,550 par, due 4/2031)	8/11/2020	L + 5.75%	8.46%	1,246	1,241	0.1%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(10)	Structured Product ($1,000 par, due 7/2032)	6/30/2022	L + 6.44%	9.15%	897	887	0.1%
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(10)	Structured Product ($1,000 par, due 1/2031)	7/21/2022	L + 4.55%	7.26%	861	847	0.1%
CIFC CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	6/16/2022	L + 5.50%	8.24%	897	850	0.1%
CIFC CLO Ltd, Series 2021-4A (3)(4)(10)	Structured Product ($1,000 par, due 7/2033)	7/14/2022	L + 6.00%	8.51%	879	909	0.1%
Crown Point CLO Ltd, Series 2021-10A (3)(4)(10)	Structured Product ($1,000 par, due 7/2034)	6/14/2022	L + 6.85%	9.56%	900	871	0.1%
Dryden Senior Loan Fund, Series 2018-55A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	7/25/2022	L + 2.85%	5.36%	900	883	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(10)	Structured Product ($1,500 par, due 7/2034)	8/17/2022	L + 6.50%	9.24%	1,417	1,307	0.1%
Eaton CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($2,500 par, due 1/2030)	6/23/2022	L + 2.50%	5.21%	2,227	2,183	0.2%
Eaton CLO Ltd, Series 2020-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	8/11/2022	L + 6.25%	8.76%	931	888	0.1%
GoldenTree CLO Ltd, Series 2020-7A (3)(4)(10)	Structured Product ($1,000 par, due 4/2034)	6/17/2022	L + 6.50%	9.21%	918	914	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(10)	Structured Product ($1,015 par, due 7/2034)	6/3/2022	L + 6.35%	8.86%	932	872	0.1%
Gulf Stream Meridian, Series 2021-6A (3)(4)(10)	Structured Product ($2,000 par, due 1/2037)	9/12/2022	L + 6.36%	8.87%	1,799	1,718	0.1%
Jefferson Mill CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2031)	5/23/2022	L + 3.55%	6.26%	901	870	0.1%
KKR CLO Ltd, 49A (3)(4)(10)	Structured Product ($1,000 par, due 7/2035)	6/2/2022	L + 8.00%	10.17%	966	909	0.1%
Madison Park CLO, Series 2018-28A (3)(4)(10)	Structured Product ($1,000 par, due 7/2030)	6/28/2022	L + 5.25%	7.76%	881	877	0.1%

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Magnetite CLO Ltd, Series 2021-30A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	6/13/2022	L + 6.20%	8.98%	917	909	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(10)	Structured Product ($3,500 par, due 4/2033)	5/23/2022	L + 3.52%	6.23%	3,151	2,971	0.2%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(10)	Structured Product ($1,100 par, due 7/2031)	6/1/2022	L + 6.05%	8.76%	959	828	0.1%
Octagon 57 LLC, Series 2021-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2034)	5/24/2022	L + 6.60%	9.11%	924	872	0.1%
Octagon Investment Partners 18 Ltd, Series 2018-18A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	7/26/2022	L + 2.70%	5.44%	890	855	0.1%
Octagon Investment Partners 38 Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($2,800 par, due 7/2030)	9/20/2022	L + 2.95%	5.66%	2,456	2,436	0.2%
Park Avenue Institutional Advisers CLO Ltd, Series 2018-1A (3)(4)(10)	Structured Product ($1,000 par, due 10/2031)	9/23/2022	L + 3.33%	6.04%	863	870	0.1%
Pikes Peak CLO, Series 2021-9A (3)(4)(10)	Structured Product ($2,000 par, due 10/2034)	8/31/2022	L + 6.58%	9.35%	1,782	1,721	0.1%
RR Ltd, Series 2020-8A (3)(4)(10)	Structured Product ($1,000 par, due 4/2033)	8/22/2022	L + 6.40%	8.91%	929	909	0.1%
Shackelton CLO Ltd, Series 2015-7RA (3)(4)(10)	Structured Product ($1,000 par, due 7/2031)	5/23/2022	L + 3.33%	5.84%	890	855	0.1%
Signal Peak CLO LLC, Series 2018-5A (3)(4)(10)	Structured Product ($1,000 par, due 4/2031)	8/9/2022	L + 5.65%	8.43%	896	824	0.1%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(10)	Structured Product ($1,000 par, due 7/2032)	5/25/2022	L + 6.25%	8.96%	928	867	0.1%
Stewart Park CLO Ltd, Series 2015-1A (3)(4)(10)	Structured Product ($1,000 par, due 1/2030)	7/25/2022	L + 2.60%	5.11%	897	888	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($2,750 par, due 10/2031)	6/22/2022	L + 5.75%	8.26%	2,382	2,166	0.1%
Whitebox CLO I Ltd, Series 2020-2A (3)(4)(10)	Structured Product ($1,125 par, due 10/2034)	7/12/2022	L + 3.35%	6.13%	1,005	1,056	0.0%
Wind River CLO Ltd, Series 2014-2A (3)(4)(10)	Structured Product ($1,500 par, due 1/2031)	6/23/2022	L + 2.90%	5.41%	1,347	1,293	0.0%
Wind River CLO Ltd, Series 2017-1A (3)(4)(10)	Structured Product ($3,000 par, due 4/2036)	7/14/2022	L + 3.72%	6.46%	2,617	2,624	0.1%
Wind River CLO Ltd, Series 2018-3A (3)(4)(10)	Structured Product ($2,000 par, due 1/2031)	12/12/2022	L + 5.65%	6.46%	1,680	1,659	0.1%
					53,066	51,426	4.4%
Total Equity and Other Investments					195,169	219,111	16.8%
Total Investments					$2,774,726	$2,787,925	204.9%

	Interest Rate Swaps as of December 31, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	4.50%	L + 1.99%	1/22/2023	$150,000	$(231)	$—	$(3,292)
Interest rate swap (a)(e)	L + 2.28%	3.875%	11/1/2024	2,500	—	128	—
Interest rate swap (a)(b)	4.50%	L + 2.37%	8/1/2022	—	—	—	(1,192)
Interest rate swap (a)(b)	4.50%	L + 1.59%	8/1/2022	—	—	—	(751)
Interest rate swap (a)(b)	4.50%	L + 1.60%	8/1/2022	—	—	—	(112)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	1,252	(924)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	96	(70)
Interest rate swap (a)(b)	L + 2.11%	4.50%	8/1/2022	—	—	904	(394)
Interest rate swap (a)(b)	L	0.16%	7/30/2022	—	—	—	(13)
Total Non Hedge Accounting Swaps				152,500	(231)	2,380	(6,748)

Interest rate swap (a)(c)(d)	3.875%	L + 2.25%	11/1/2024	300,000	(16,493)	—	(20,489)
Interest rate swap (a)(c)(d)	3.875%	L + 2.46%	11/1/2024	50,000	(2,925)	—	(3,302)
Interest rate swap (a)(c)	2.50%	L + 1.91%	8/1/2026	300,000	(35,665)	—	(25,426)
Total Hedge Accounting Swaps				650,000	(55,083)	—	(49,217)
Cash collateral				—	57,786	—	—
Total				$802,500	$2,472	$2,380	$(55,965)

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	81,389,287	$821	664,250	$(10,459)	$1,294,751	$56,456	$1,341,569
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	42,937	42,937
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	4,777	4,777
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	5,238	5,238
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	362,578	3	—	—	6,245	—	6,248
Dividends declared from distributable earnings	—	—	—	—	—	(44,764)	(44,764)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(403)	403	—
Balance at March 31, 2023	81,751,865	$824	664,250	$(10,459)	$1,300,593	$65,047	$1,356,005
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	48,784	48,784
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	2,822	2,822
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	1,484	1,484
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	5,175,000	52	—	—	89,238	—	89,290
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	314,366	3	—	—	5,578	—	5,581
Dividends declared from distributable earnings	—	—	—	—	—	(43,437)	(43,437)
Balance at June 30, 2023	87,241,231	$879	664,250	$(10,459)	$1,395,409	$74,700	$1,460,529

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2021	75,771,542	$761	296,044	$(4,291)	$1,189,275	$90,103	$1,275,848
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	35,712	35,712
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(8,495)	(8,495)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	13,668	13,668
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	299,138	3	—	—	6,771	—	6,774
Dividends declared from distributable earnings	—	—	—	—	—	(39,522)	(39,522)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(351)	351	—
Balance at March 31, 2022	76,070,680	$764	296,044	$(4,291)	$1,195,695	$91,817	$1,283,985
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	40,822	40,822
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(54,751)	(54,751)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	404	404
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	268,835	2	—	—	5,836	—	5,838
Dividends declared from distributable earnings	—	—	—	—	—	(34,339)	(34,339)
Balance at June 30, 2022	76,339,515	$766	296,044	$(4,291)	$1,201,531	$43,953	$1,241,959

(1)
The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$106,042	$27,360
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(10,429)	64,524
Net change in unrealized (gains) losses on foreign currency transactions	3,004	(5,872)
Net change in unrealized (gains) losses on interest rate swaps	(174)	4,594
Net realized (gains) losses on investments	(6,436)	(14,104)
Net realized (gains) losses on foreign currency transactions	(476)	(57)
Net amortization of discount on investments	(7,674)	(9,421)
Amortization of deferred financing costs	2,312	2,882
Amortization of discount on debt	387	378
Purchases and originations of investments, net	(455,596)	(438,388)
Proceeds from investments, net	9,049	19,381
Repayments on investments	176,630	370,086
Paid-in-kind interest	(6,634)	(6,762)
Changes in operating assets and liabilities:
Interest receivable	(3,380)	(1,479)
Interest receivable paid-in-kind	(1,013)	391
Prepaid expenses and other assets	1,441	(1,413)
Management fees payable to affiliate	584	96
Incentive fees on net investment income payable to affiliate	(411)	(3,065)
Incentive fees on net capital gains accrued to affiliate	2,506	(7,699)
Payable to affiliate	281	860
Other liabilities	3,406	(37,018)
Net Cash Provided by (Used in) Operating Activities	(186,581)	(34,726)
Cash Flows from Financing Activities
Borrowings on debt	750,079	498,755
Repayments on debt	(571,126)	(387,635)
Deferred financing costs	(5,083)	(4,296)
Equity offering expenses	(394)	—
Public offering	89,684	—
Dividends paid to stockholders	(76,371)	(60,888)
Net Cash Provided by (Used in) Financing Activities	186,789	45,936
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	208	11,210
Cash, cash equivalents, and restricted cash, beginning of period	25,647	15,967
Cash, Cash Equivalents, and Restricted Cash, End of Period	$25,855	$27,177
Supplemental Information:
Interest paid during the period	$56,464	$17,833
Excise and other taxes paid during the period	$2,416	$1,600
Dividends declared during the period	$88,201	$73,861

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$11,829	$12,613

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At June 30, 2023, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and six months ended June 30, 2023, the Company recorded a net expense of $0.9 million and $1.3 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2022, the Company recorded a net expense of $0.8 million and $1.1 million, respectively, for U.S. federal excise tax and other taxes.

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

For the three and six months ended June 30, 2023 the Company incurred expenses of $0.6 million and $1.2 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred expenses of $0.8 million and $1.4 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2023 Management Fees (gross of waivers) were $11.4 million and $22.1 million, respectively. For the three and six months ended June 30, 2022, Management Fees (gross of waivers) were $9.5 million and $18.8 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the

“Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. The Adviser waived Management Fees of $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2023 pursuant to the Leverage Waiver. For the three and six months ended June 30, 2022, Management Fees of less than $0.1 million have been waived pursuant to the Leverage Waiver.

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

For three and six months ended June 30, 2023, Incentive Fees were $11.3 million and $22.5 million, respectively, of which $10.5 million and $20.0 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2022, Incentive Fees were ($2.4) million and $6.9 million, respectively, of which $6.7 million and $14.6 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2023, $0.7 million and $2.5 million, respectively of Incentive Fees was accrued related to the reversal of Capital Gains Fees. For the three and six months ended June 30, 2022, ($9.1) million and ($7.7) million, respectively of Incentive Fees was accrued related to the reversal of Capital Gains Fees. As of June 30, 2023, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,783,455	$2,800,152	$16,697
Second-lien debt investments	47,831	39,708	(8,123)
Mezzanine debt investments	37,472	40,237	2,765
Equity and other investments	141,646	154,707	13,061
Structured credit investments	54,955	54,183	(772)
Total Investments	$3,065,359	$3,088,987	$23,628

	December 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,529,317	$2,517,894	$(11,423)
Second-lien debt investments	42,743	40,762	(1,981)
Mezzanine debt investments	7,497	10,158	2,661
Equity and other investments	142,103	167,685	25,582
Structured credit investments	53,066	51,426	(1,640)
Total Investments	$2,774,726	$2,787,925	$13,199

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Automotive	2.3%	1.2%
Business Services	15.6%	14.4%
Chemicals	0.7%	0.7%
Communications	3.1%	2.7%
Education	5.2%	5.8%
Financial Services	9.7%	12.8%
Healthcare	9.7%	9.9%
Hotel, Gaming and Leisure	4.1%	4.5%
Human Resource Support Services	11.8%	11.9%
Insurance	0.1%	—
Internet Services	15.7%	13.9%
Manufacturing	1.2%	1.3%
Marketing Services	0.3%	0.4%
Office Products	0.6%	0.7%
Oil, Gas and Consumable Fuels	4.8%	3.9%
Other	3.0%	3.3%
Retail and Consumer Products	11.0%	11.4%
Transportation	1.1%	1.2%
Total	100.0%	100.0%

The geographic composition of investments at fair value at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
United States
Midwest	10.1%	11.6%
Northeast	25.4%	25.4%
South	22.4%	24.3%
West	33.7%	30.7%
Australia	2.0%	2.2%
Canada	4.8%	4.3%
Finland (1)	0.0%	—
Germany	0.1%	0.1%
Luxembourg	0.1%	0.1%
Netherlands	0.1%	—
Norway	0.7%	0.7%
United Kingdom	0.6%	0.6%
Total	100.0%	100.0%

(1)
Value sums to less than 0.1%.
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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and six months ended June 30, 2023 and 2022:

			For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	1/22/2023	$—	$—	$—	$—	$(663)	$431	(232)
Interest rate swap	11/1/2024	300,000	(5,601)	2,906	(2,695)	(10,833)	5,813	(5,020)
Interest rate swap	11/1/2024	50,000	(960)	484	(476)	(1,848)	969	(879)
Interest rate swap	11/1/2024	2,500	(24)	47	23	(48)	90	42
Interest rate swap	8/1/2026	300,000	(5,341)	1,854	(3,487)	(10,262)	3,708	(6,554)
Total		$652,500	$(11,926)	$5,291	$(6,635)	$(23,654)	$11,011	$(12,643)

(1)
As of June 30, 2023, these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

			For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	8/1/2022	$115,000	$(986)	$1,294	$308	$(1,731)	$2,587	$856
Interest rate swap	8/1/2022	50,000	(329)	563	234	(556)	1,125	569
Interest rate swap	8/1/2022	7,500	(50)	84	34	(84)	169	85
Interest rate swap	8/1/2022	27,531	(306)	214	(92)	(613)	373	(240)
Interest rate swap	8/1/2022	2,160	(24)	17	(7)	(48)	29	(19)
Interest rate swap	8/1/2022	42,819	(481)	339	(142)	(963)	588	(375)
Interest rate swap	1/22/2023	150,000	(1,141)	1,687	546	(1,971)	3,375	1,404
Interest rate swap	11/1/2024	300,000	(2,521)	2,906	385	(4,334)	5,813	1,479
Interest rate swap	11/1/2024	50,000	(447)	484	37	(767)	969	202
Interest rate swap	11/1/2024	2,500	(25)	21	(4)	(48)	36	(12)
Interest rate swap	8/1/2026	300,000	(2,253)	1,917	(336)	(3,779)	3,708	(71)
Total		$1,047,510	$(8,563)	$9,526	$963	$(14,894)	$18,772	$3,878

For the three and six months ended June 30, 2023, the Company recognized $0.1 million in net unrealized losses and $0.2 million in net unrealized gains, respectively, on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations related to the swap transactions. For the three and six months ended June 30, 2023, the Company recognized $4.8 million in net unrealized losses and $2.4 million in net unrealized gains, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, this amount is offset by a decrease of $1.3 million and an increase of $1.8 million, respectively, for a change in the carrying value of the 2024 Notes and a decrease of $3.5 million and a decrease of $0.6 million, respectively, for a change in carrying value of the 2026 Notes.

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

As of June 30, 2023, the swap transactions had a fair value of $(52.7) million which is netted against cash collateral on the Company’s consolidated balance sheet. As of December 31, 2022, the swap transactions had a fair value of $(55.3) million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of June 30, 2023, $15.1 million of cash was pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet. As of December 31, 2022, $15.4 million of cash was pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s consolidated balance sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2023 and December 31, 2022:

	Fair Value Hierarchy at June 30, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$22,762	$2,777,390	$2,800,152
Second-lien debt investments	—	—	39,708	39,708
Mezzanine debt investments	—	—	40,237	40,237
Equity and other investments	8,053	10,468	136,186	154,707
Structured credit investments	—	54,183	—	54,183
Total investments at fair value	$8,053	$87,413	$2,993,521	$3,088,987
Interest rate swaps	—	(52,649)	—	(52,649)
Total	$8,053	$34,764	$2,993,521	$3,036,338

	Fair Value Hierarchy at December 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$21,935	$2,495,959	$2,517,894
Second-lien debt investments	—	—	40,762	40,762
Mezzanine debt investments	—	—	10,158	10,158
Equity and other investments	7,498	13,128	147,059	167,685
Structured credit investments	—	51,426	—	51,426
Total investments at fair value	$7,498	$86,489	$2,693,938	$2,787,925
Interest rate swaps	—	(55,314)	—	(55,314)
Total	$7,498	$31,175	$2,693,938	$2,732,611

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2023:

	As of and for the Three Months Ended
	June 30, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,628,849	$44,805	$11,093	$136,769	$2,821,516
Purchases or originations	249,417	—	29,111	693	279,221
Repayments / redemptions	(119,056)	—	—	—	(119,056)
Sales Proceeds	—	—	—	(554)	(554)
Paid-in-kind interest	3,081	194	60	—	3,335
Net change in unrealized gains (losses)	11,366	(5,315)	(53)	(1,827)	4,171
Net realized gains (losses)	(25)	—	—	374	349
Net amortization of discount on securities	3,758	24	26	—	3,808
Transfers into (out of) Level 3	—	—	—	731	731
Balance, End of Period	$2,777,390	$39,708	$40,237	$136,186	$2,993,521

	As of and for the Six Months Ended
	June 30, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,495,959	$40,762	$10,158	$147,059	$2,693,938
Purchases or originations	417,459	4,850	29,806	2,060	454,175
Repayments / redemptions	—	—	—	(5,809)	(5,809)
Sales Proceeds	(176,394)	—	—	—	(176,394)
Paid-in-kind interest	6,297	194	143	—	6,634
Net change in unrealized gains (losses)	27,147	(6,142)	103	(12,928)	8,180
Net realized gains (losses)	(25)	—	—	5,073	5,048
Net amortization of discount on securities	6,947	44	27	—	7,018
Transfers into (out of) Level 3	—	—	—	731	731
Balance, End of Period	$2,777,390	$39,708	$40,237	$136,186	$2,993,521

Copper Bidco, LLC was transferred into Level 3 from Level 2 for fair value measurement purposes during the three months ended June 30, 2023, as a result of changes in observability of inputs into the security valuation for this portfolio company.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2022:

	As of and for the Three Months Ended
	June 30, 2022
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,239,027	$42,511	$14,139	$123,019	$2,418,696
Purchases or originations	298,675	54	—	28,501	327,230
Repayments / redemptions	(215,774)	(10)	—	—	(215,784)
Sales Proceeds	—	—	—	(758)	(758)
Paid-in-kind interest	3,605	—	61	—	3,666
Net change in unrealized gains (losses)	(35,068)	(1,048)	(3,804)	(13,536)	(53,456)
Net realized gains (losses)	2	—	—	355	357
Net amortization of discount on securities	4,590	16	1	—	4,607
Balance, End of Period	$2,295,057	$41,523	$10,397	$137,581	$2,484,558

	As of and for the Six Months Ended
	June 30, 2022
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,298,856	$—	$18,549	$117,233	$2,434,638
Purchases or originations	378,622	54	—	32,776	411,452
Repayments / redemptions	(361,869)	(10)	—	—	(361,879)
Sale Proceeds	—	—	—	(18,315)	(18,315)
Paid-in-kind interest	6,637	—	125	—	6,762
Net change in unrealized gains (losses)	(36,614)	(1,285)	(6,145)	(10,269)	(54,313)
Net realized gains	113	—	—	14,022	14,135
Net amortization of discount on securities	9,312	35	2	—	9,349
Transfers within Level 3	—	—	(2,134)	2,134	—
Transfers into (out of) Level 3	—	42,729	—	—	42,729
Balance, End of Period	$2,295,057	$41,523	$10,397	$137,581	$2,484,558

Astra Acquisition Corp. was transferred into Level 3 from Level 2 for fair value measurement purposes during the six months ended June 30, 2022, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2023 and 2022:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2023 on	June 30, 2022 on
	Investments Held at	Investments Held at
	June 30, 2023	June 30, 2022
First-lien debt investments	$11,843	$(32,820)
Second-lien debt investments	(5,315)	(1,049)
Mezzanine debt investments	(53)	(3,804)
Equity and other investments	(1,869)	(13,134)
Total	$4,606	$(50,807)

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2023 on	June 30, 2022 on
	Investments Held at	Investments Held at
	June 30, 2023	June 30, 2022
First-lien debt investments	$29,123	$(30,834)
Second-lien debt investments	(6,142)	(1,285)
Mezzanine debt investments	103	(6,145)
Equity and other investments	(8,430)	4,344
Total	$14,654	$(33,920)

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2023
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,777,390	Income approach (1)	Discount rate	9.7% — 20.4% (14.8%)	Decrease
Second-lien debt investments	39,708	Income approach (2)	Discount rate	15.5% — 15.5% (15.5%)	Decrease
Mezzanine debt investments	40,237	Income approach	Discount rate	14.3% — 22.5% (15.5%)	Decrease
Equity and other investments	136,186	Market Multiple (3)	Comparable multiple	2.0x — 25.0x (7.1x)	Increase
Total	$2,993,521

(1)
Includes $77.7 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $34.6 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $19.7 million of equity investments which were valued using an asset valuation waterfall, $2.0 million of equity investments using a Black-Scholes model, and $13.9 million using discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2023 and December 31, 2022, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2023 Notes, 2024 Notes and 2026 Notes, as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2023 Notes	$—	$—	$150,000	$149,640
2024 Notes	347,500	335,251	347,500	332,853
2026 Notes	300,000	262,530	300,000	261,750
Total	$647,500	$597,781	$797,500	$744,243
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

As of March 31, 2023, aggregate commitments under the facility were $1.585 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of June 12, 2023 (the “Fourteenth Amendment”), the aggregate commitments under the facility were increased to $1.710 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Fourteenth Amendment, with respect to $1.465 billion in commitments, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended to June 11, 2027 and the stated maturity date was extended to June 12, 2028. For the remaining $245.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025, (B) with respect to $50.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (C) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2023, the Company had outstanding debt denominated in Australian dollars (AUD) of 67.5 million, British pounds (GBP) of 14.0 million, Canadian dollars (CAD) of 101.7 million, and Euro (EUR) of 28.0 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2023 and December 31, 2022 the Company had $0.2 million and less than $0.1 million, respectively, of letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of June 30, 2023 and December 31, 2022, the Company was in compliance with the terms of the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2023, and December 31, 2022, the effective hedge interest rate swaps had a fair value of $(17.6) million and $(19.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

During the year ended December 31, 2020, the Company repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. In connection with the repurchase of the 2024 Notes, the Company entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which had the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the remaining principal amount of the 2024 Notes outstanding. As a result of the swap, the Company’s effective interest rate on the outstanding 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). Due to the Index Cessation Event, each Legacy LIBOR Instrument referenced herein will transition to 3-month SOFR plus the relevant tenor spread adjustment effective September 25, 2023. As a result of the transition, the Company's effective interest rate will be three-month SOFR plus 2.54% (on a weighted average basis).

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022 the effective hedge interest rate swaps had a fair value of $(35.1) million and $(35.7) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes. Due to the Index Cessation Event, each Legacy LIBOR Instrument referenced herein will transition to 3-month SOFR plus the relevant tenor spread adjustment effective September 25, 2023. As a result of the transition, the Company's effective interest rate will be three-month SOFR plus 2.17%.

For the three and six months ended June 30, 2023 and 2022, the components of interest expense related to the 2023 Notes, 2024 Notes and 2026 Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$5,241	$6,929	$10,877	$13,858
Accretion of original issue discount	195	191	387	378
Amortization of deferred financing costs	440	600	913	1,194
Total Interest Expense	$5,876	$7,720	$12,177	$15,430

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes and 2026 Notes. During the three and six months ended June 30, 2023, the Company received $5.3 million and $11.0 million, respectively, and paid $11.9 million and $23.7 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. During the three and six months ended June 30, 2022, the Company received $7.0 million and $13.9 million, respectively, and paid $6.4 million and $10.9 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes. These net amounts are reflected in interest expense in the Company’s Consolidated Statements of Operations. See Note 5 for further information about the Company’s interest rate swaps.

As June 30, 2023 and December 31, 2022, the components of the carrying value of the 2023 Notes, 2024 Notes and 2026 Notes and the stated interest rate were as follows:

	June 30, 2023		December 31, 2022
	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Principal amount of debt	$347,500	$300,000	$150,000	$347,500	$300,000
Original issue discount, net of accretion	(531)	(1,272)	(1)	(721)	(1,468)
Deferred financing costs	(1,363)	(2,310)	(39)	(1,869)	(2,679)
Fair value of an effective hedge	(17,599)	(35,050)	—	(19,418)	(35,665)
Carrying value of debt	$328,007	$261,368	$149,960	$325,492	$260,188
Stated interest rate	3.875%	2.50%	4.50%	3.875%	2.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of June 30, 2023, the Company’s swap-adjusted interest rate on the 2024 Notes and 2026 Notes was three month LIBOR plus 2.28% (on a weighted average basis), and 1.91%, respectively. On September 25, 2023, the Company’s swap-adjusted interest rate on the 2024 Notes and 2026 Notes will transition to three-month SOFR plus 2.54% (on a weighted average basis), and three-month SOFR plus 2.17%, respectively. As of December 31, 2022, the Company's swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes was three month LIBOR plus 1.99%, 2.28% (on a weighted average basis), and 1.91%, respectively.

As of June 30, 2023, the Company was in compliance with the terms of the indentures governing the 2024 Notes and 2026 Notes. As of December 31, 2022, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 186.1% and 188.6%, respectively.

Debt obligations consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,710,000	$1,050,784	$659,216	$1,033,926
2024 Notes	347,500	347,500	—	328,007
2026 Notes	300,000	300,000	—	261,368
Total Debt	$2,357,500	$1,698,284	$659,216	$1,623,301

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $16.9 million, $1.9 million and $3.6 million, respectively.
(3)
The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $(17.6) million and $(35.1) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

For the three and six months ended June 30, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$23,915	$10,045	$44,320	$19,807
Commitment fees	612	1,251	1,266	2,376
Amortization of deferred financing costs	1,085	1,439	2,312	2,882
Accretion of original issue discount	195	191	387	378
Swap settlement	6,635	(963)	12,643	(3,878)
Total Interest Expense	$32,442	$11,963	$60,928	$21,565
Average debt outstanding (in millions)	$1,713.0	$1,156.5	$1,642.0	$1,183.6
Weighted average interest rate	7.1%	3.1%	6.9%	2.7%

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

As of June 30, 2023 and December 31, 2022, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$298	$—
Alpha Midco, Inc. - Delayed Draw	690	910
American Achievement, Corp. - Revolver	2,403	2,403
Arrow Buyer, Inc. - Delayed Draw	7,645	—
ASG II, LLC - Delayed Draw	5,189	6,952
Avalara, Inc. - Revolver	3,864	3,864
Axonify, Inc. - Delayed Draw	4,106	6,113
Banyan Software Holdings, LLC - Delayed Draw	20,000	—
Bayshore Intermediate #2, L.P. - Revolver	1,930	1,618
BCTO Ace Purchaser, Inc. - Delayed Draw	3,608	6,556
Bear OpCo, LLC - Delayed Draw	1,901	2,606
BlueSnap, Inc. - Delayed Draw & Revolver	2,500	2,500
BTRS Holdings, Inc. - Delayed Draw & Revolver	6,032	8,638
Carlstar Group, LLC - Revolver	8,500	8,500
Cordance Operations, LLC - Delayed Draw & Revolver	5,783	12,093
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	—
CrunchTime Information Systems, Inc. - Delayed Draw	154	7,101
Disco Parent, Inc. - Revolver	455	—
Dye & Durham Corp. - Delayed Draw & Revolver	2,566	6,280
EDB Parent, LLC - Delayed Draw	14,766	18,037
Edge Bidco B.V. - Delayed Draw & Revolver	1,352	—
Elysian Finco Ltd. - Delayed Draw & Revolver	5,818	6,792
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8,653	8,816
EMS Linq, Inc. - Revolver	3,514	8,784
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,743	5,618
ExtraHop Networks, Inc. - Delayed Draw	13,837	17,050
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3,425	3,425
G Treasury SS, LLC - Delayed Draw	—	3,400
Galileo Parent, Inc. - Revolver	5,625	—
Hirevue, Inc. - Revolver	6,887	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2,087	2,041
Ibis Intermediate Co. - Delayed Draw	6,338	6,338
IRGSE Holding Corp. - Revolver	1,868	253
Kyriba Corp. - Delayed Draw & Revolver	45	45
Laramie Energy, LLC - Delayed Draw	7,683	—
LeanTaaS Holdings, Inc. - Delayed Draw	41,076	47,218
Lithium Technologies, LLC - Revolver	990	1,979
Lucidworks, Inc. - Delayed Draw	833	833
Murchison Oil and Gas, LLC - Delayed Draw	3,257	9,772
Netwrix Corp. - Delayed Draw & Revolver	12,690	13,881
Neuintel, LLC - Delayed Draw	—	4,200
OutSystems Luxco SARL - Delayed Draw	2,185	2,137
PageUp People, Ltd. - Delayed Draw & Revolver	—	5,764
Passport Labs, Inc. - Delayed Draw & Revolver	2,778	2,778
Ping Identity Holding Corp. - Revolver	2,273	2,273
PrimePay Intermediate, LLC - Delayed Draw	—	2,474
PrimeRevenue, Inc. - Delayed Draw & Revolver	6,250	6,250
Project44, Inc. - Delayed Draw	19,861	19,861
ReliaQuest Holdings, LLC - Delayed Draw	13,971	22,752
Tango Management Consulting, LLC - Delayed Draw & Revolver	16,804	26,576
TRP Assets, LLC - Delayed Draw & Membership Interest	4,264	7,806
WideOrbit, Inc. - Revolver	—	4,756
Total Portfolio Company Commitments (1)(2)	$299,306	$338,043

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

Other Commitments and Contingencies

As of June 30, 2023 and December 31, 2022, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023 and December 31, 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

9. Net Assets

On February 23, 2021, the Company issued a total of 4,000,000 shares of common stock at $21.30 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $84.9 million. Subsequent to the offering the Company issued an additional 49,689 shares on March 24, 2021 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, total cash proceeds of $1.0 million.

During the three months ended December 31, 2021, the Company issued a total of 2,324,820 shares of common stock as settlement for the conversion of $42.8 million principal amount of the 2022 Convertible Notes.

On August 1, 2022, the Company issued a total of 4,360,125 shares of common stock, or $77.6 million as settlement for the conversion of $79.2 million principal amount of the 2022 Convertible Notes.

On May 15, 2023, the Company issued a total of 4,500,000 shares of common stock at $17.33 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $77.6 million. Subsequent to the offering, the Company issued an additional 675,000 shares on June 12, 2023 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, additional total cash proceeds of $11.7 million.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2023 and 2022. All shares issued to stockholders in the tables below are newly issued shares.

	Six Months Ended
	June 30, 2023
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	61,590
February 16, 2023	Base	March 15, 2023	March 31, 2023	300,988
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	23,686
May 8, 2023	Base	June 15, 2023	June 30, 2023	290,680
Total Shares Issued				676,944

	Six Months Ended
	June 30, 2022
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 2, 2021	Base	December 15, 2021	January 14, 2022	233,542
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	65,596
February 17, 2022	Base	March 15, 2022	April 18, 2022	239,376
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	29,459
Total Shares Issued				567,973

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

No shares were repurchased during the six months ended June 30, 2023 and 2022.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Earnings per common share—basic
Numerator for basic earnings per share	$53,090	$(13,525)	$106,042	$27,360
Denominator for basic weighted average shares	84,223,032	76,265,661	82,819,734	76,119,681
Earnings per common share—basic	$0.63	$(0.18)	$1.28	$0.36
Earnings per common share—diluted
Numerator for increase in net assets per share	$53,090	$(13,525)	$106,042	$27,360
Adjustment for interest expense and deferred financing costs on 2022 Convertible Notes, incentive fee and excise tax, net	—	999	—	1,997
Numerator for diluted earnings per share	$53,090	$(12,526)	$106,042	$29,357
Denominator for basic weighted average shares	84,223,032	76,265,661	82,819,734	76,119,681
Adjustment for dilutive effect of 2022 Convertible Notes	—	5,580,973	—	5,580,973
Denominator for diluted weighted average shares	84,223,032	81,846,634	82,819,734	81,700,654
Earnings per common share—diluted	$0.63	$(0.15)	$1.28	$0.36

The 2022 Convertible Notes were convertible into a combination of cash and shares of the Company’s common stock, which could have been dilutive to common stockholders. Diluted earnings (losses) per share is the amount of earnings (losses) available to each share of common stock outstanding during the reporting period including any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. Upon adoption of ASU 2020-06 during the period ended March 31, 2021, the Company was required to disclose diluted EPS using the if-converted method. The if-converted method is a method of computing EPS that assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

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

The following tables summarize dividends declared during the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	$0.09
February 16, 2023	Base	March 15, 2023	March 31, 2023	0.46
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	0.04
May 8, 2023	Base	June 15, 2023	June 30, 2023	0.46
Total Dividends Declared				$1.05

	Six Months Ended
	June 30, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	$0.11
February 17, 2022	Base	March 15, 2022	April 18, 2022	0.41
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	0.04
May 3, 2022	Base	June 15, 2022	July 15, 2022	0.41
Total Dividends Declared				$0.97

The dividends declared during the six months ended June 30, 2023 and 2022 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2023 and 2022.

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Per Share Data (8)
Net asset value, beginning of period	$16.48	$16.84

Net investment income (1)	1.11	1.01
Net realized and unrealized gain (loss) (1)	0.17	(0.65)
Total from operations	1.28	0.36
Issuance of common stock, net of offering costs (2)	0.02	0.04
Dividends declared from net investment income (2)	(1.05)	(0.97)
Total increase (decrease) in net assets	0.25	(0.57)
Net Asset Value, End of Period	$16.74	$16.27
Per share market value at end of period	$18.69	$18.50
Total return based on market value with reinvestment of dividends (3)	11.43%	(17.06)%
Total return based on market value (4)	10.90%	(16.76)%
Total return based on net asset value (5)	7.95%	2.38%
Shares Outstanding, End of Period	87,241,231	76,339,515
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets (7)	16.22%	8.65%
Ratio of net investment income to average net assets	13.24%	12.08%
Portfolio turnover	12.65%	31.11%
Net assets, end of period	$1,460,529	$1,241,959

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the six months ended June 30, 2023 and 2022. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 16.30% and 8.65%, respectively, for the six months ended June 30, 2023 and 2022.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2023.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2023, we have originated more than $27.6 billion aggregate principal amount of investments and retained approximately $9.6 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2023, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 91.3% of our total investments based on fair value, had weighted average annual revenue of $205.3 million and weighted average annual EBITDA of $67.3 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2023, the largest single investment based on fair value represented 2.5% of our total investment portfolio.

As of June 30, 2023, the average investment size in each of our portfolio companies was approximately $23.8 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments the average investment in our remaining portfolio companies was approximately $35.3 million as of June 30, 2023.

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

As of June 30, 2023, the largest industry represented 15.7% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2023, approximately 91.9% of our portfolio was invested in secured debt, including 90.6% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the six months ended June 30, 2023, the weighted average term on new investment commitments in new portfolio companies was 6.7 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2023, we had call protection on 76.6% of our debt investments based on fair value, with weighted average call prices of 107.0% for the first year, 103.6% for the second year and 101.2% for the third year, in each case from the date of the initial investment. As of June 30, 2023, 99.2% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $65 billion of assets under management as of June 30, 2023. Sixth Street’s core platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations, Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 520 investment and operating professionals. As of June 30, 2023, forty-nine (49) of these personnel are dedicated to direct lending, including thirty-seven (37) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of June 30, 2023, 99.2% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and six months ended June 30, 2023, 4.3% and 3.7%, respectively, of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, 2024 Notes and 2026 Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of June 30, 2023, our portfolio based on fair value consisted of 90.6% first-lien debt investments, 1.3% second-lien investments, 1.3% mezzanine debt investments, 5.0% equity and other investments and 1.8% structured credit investments. As of December 31, 2022, our portfolio based on fair value consisted of 90.3% first-lien debt investments, 1.5% second-lien debt investments, 0.4% mezzanine investments, 6.0% equity and other investments and 1.8% structured credit investments.

As of June 30, 2023 and December 31, 2022, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 14.0% and 13.5%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 14.1% and 13.4%, respectively.

As of June 30, 2023 and December 31, 2022, we had investments in 130 portfolio companies (including 44 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) and 121 portfolio companies (including 43 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment), respectively, with an aggregate fair value of $3,089.0 million and $2,787.9 million, respectively.

For the three months ended June 30, 2023, the principal amount of new investments funded was $240.0 million in six new portfolio companies and four existing portfolio companies. For this period, we had $114.0 million aggregate principal amount in exits and repayments.

For the three months ended June 30, 2022, the principal amount of new investments funded was $324.8 million in 30 new portfolio companies and two existing portfolio companies. For this period, we had $212.0 million aggregate principal amount in exits and repayments.

Our investment activity for the six months ended June 30, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2023	June 30, 2022
New investment commitments:
Gross originations (1)	$1,522.9	$1,569.3
Less: Syndications/sell downs (1)	1,262.5	1,190.4
Total new investment commitments	$260.4	$378.9
Principal amount of investments funded:
First-lien	$209.3	$267.5
Second-lien	30.0	—
Mezzanine	—	—
Equity and other	0.7	57.3
Structured Credit	—	—
Total	$240.0	$324.8
Principal amount of investments sold or repaid:
First-lien	$112.3	$211.6
Second-lien	—	—
Mezzanine	—	—
Equity and other	1.7	0.4
Structured Credit	—	—
Total	$114.0	$212.0
Number of new investment commitments in new portfolio companies	6	30
Average new investment commitment amount in new portfolio companies	$41.3	$12.0
Weighted average term for new investment commitments in new portfolio companies (in years)	6.7	5.7
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Weighted average interest rate of new investment commitments	12.6%	9.2%
Weighted average spread over reference rate of new floating rate investment commitments	7.3%	7.3%
Weighted average interest rate on investments fully sold or paid down	15.6%	9.1%

(1)
Includes affiliates of Sixth Street

As of June 30, 2023 and December 31, 2022, our investments consisted of the following:

	June 30, 2023		December 31, 2022
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,800.2	$2,783.5	$2,517.9	$2,529.3
Second-lien debt investments	39.7	47.8	40.8	42.7
Mezzanine debt investments	40.2	37.5	10.1	7.5
Equity and other investments	154.7	141.6	167.7	142.1
Structured credit investments	54.2	55.0	51.4	53.1
Total	$3,089.0	$3,065.4	$2,787.9	$2,774.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,069.6	99.4%	$2,787.7	100.0%
Non-accrual (1)	19.4	0.6	0.2	0.0
Total	$3,089.0	100.0%	$2,787.9	100.0%

	June 30, 2023		December 31, 2022
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,037.2	99.1%	$2,772.8	99.9%
Non-accrual (1)	28.2	0.9	1.9	0.1
Total	$3,065.4	100.0%	$2,774.7	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities (1)	14.0%	13.5%
Weighted average interest rate of debt and income producing securities	13.8%	13.1%
Weighted average spread over reference rate of all floating rate investments	8.3%	8.7%

(1)
Weighted average total portfolio yield at fair value was 13.3% at June 30, 2023 and 12.8% at December 31, 2022.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2023 and December 31, 2022. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2023		December 31, 2022
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$2,718.5	88.0%	$2,472.8	88.7%
2	295.4	9.6	293.6	10.5
3	55.7	1.8	21.3	0.8
4	—	—	—	—
5	19.4	0.6	0.2	0.0
Total	$3,089.0	100.0%	$2,787.9	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total investment income	$107.6	$63.9	$204.1	$131.3
Less: Net expenses	57.9	22.3	111.1	53.7
Net investment income before income taxes	49.7	41.6	93.0	77.6
Less: Income taxes, including excise taxes	0.9	0.8	1.3	1.1
Net investment income	48.8	40.8	91.7	76.5
Net realized gains (losses) (1)	1.5	0.4	6.7	14.1
Net change in unrealized gains (losses) (1)	2.8	(54.7)	7.6	(63.2)
Net increase (decrease) in net assets resulting from operations	$53.1	$(13.5)	$106.0	$27.4

(1)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest from investments	$102.7	$61.2	$195.9	$126.6
Dividend income	0.8	1.1	1.4	1.4
Other income	4.1	1.6	6.8	3.3
Total investment income	$107.6	$63.9	$204.1	$131.3

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $61.2 million for the three months ended June 30, 2022 to $102.7 million for the three months ended June 30, 2023. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the period ended June 30, 2023 compared to the same period in 2022 and an increase in amendment fees. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, decreased from $1.7 million for the three months ended June 30, 2022 to $0.7 million for the three months ended June 30, 2023. Prepayment fees decreased from $1.5 million for the three months ended June 30, 2022 to $0.3 million for the three months ended June 30, 2023. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on three portfolio investments, a partial paydown on three portfolio investment, realizations on one portfolio investments, and earning prepayment fees on one portfolio investments during the three months ended June 30, 2022 and from full paydowns on two portfolio investments, partial paydowns on two portfolio investments, a partial realization of two portfolio investments and earning prepayment fees on one portfolio investment during the three months ended June 30, 2023. Other income increased from $1.6 million for the three months ended June 30, 2022 to $4.1 million for the three months ended June 30, 2023, primarily due to increased amendment fees during the three months ended June 30, 2023 compared to the same period in 2022.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $126.6 million for the six months ended June 30, 2022 to $195.9 million for the six months ended June 30, 2023. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the period ended June 30, 2023 compared to the same period in 2022 and an increase in amendment fees. Accelerated amortization of upfront fees from unscheduled paydowns decreased from $3.4 million for the six months ended June 30, 2022 to $1.6 million for the six months ended June 30, 2022. Prepayment fees decreased from $6.6 million for the six months ended June 30, 2022 to $0.3 million for the six months ended June 30, 2023. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on seven portfolio investments, partial paydowns on seven portfolio investments, a partial realization of one portfolio investment, a realization of one portfolio investments and earning prepayment fees on eight portfolio investments during the six months ended June 30, 2022 and full paydowns on four portfolio investments, partial paydowns on four portfolio investments, a partial realization of three portfolio investments and earning prepayment fees on two portfolio investments during the six months ended June 30, 2023. Other income increased from $3.3 million for the six months ended June 30, 2022 to $6.8 million for the six months ended June 30, 2023, primarily due to increased miscellaneous fees earned during the six months ended June 30, 2023 compared to the same period in 2022.

Expenses

Operating expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest	$32.4	$11.9	$60.9	$21.6
Management fees (net of waivers)	11.1	9.5	21.6	18.8
Incentive fees related to pre-incentive fee net investment income (net of waivers)	10.5	6.7	20.0	14.6
Incentive fees related to realized/unrealized capital gains	0.7	(9.1)	2.5	(7.7)
Professional fees	1.8	1.8	3.5	3.3
Directors fees	0.2	0.2	0.4	0.4
Other general and administrative	1.2	1.3	2.2	2.7
Net Expenses	$57.9	$22.3	$111.1	$53.7

Interest

Interest expense, including other debt financing expenses, increased from $11.9 million for the three months ended June 30, 2022 to $32.4 million for the three months ended June 30, 2023. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,156.4 million for the three months ended June 30, 2022 to $1,713.0 million for the three months ended June 30, 2023. The average interest rate on our debt outstanding increased from 3.1% for the three months ended June 30, 2022 to 7.1% for the three months ended June 30, 2023.

Interest expense, including other debt financing expenses, increased from $21.6 million for the six months ended June 30, 2022 to $60.9 million for the six months ended June 30, 2023. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,183.6 million for the six months ended June 30, 2022 to $1,641.8 million for the six months ended June 30, 2023. The average interest rate on our debt outstanding increased from 2.7% for the six months ended June 30, 2022 to 6.9% for the six months ended June 30, 2023.

Management Fees

Management Fees (gross of waivers) increased from $9.5 million for the three months ended June 30, 2022 to $11.4 million for the three months ended June 30, 2023 due to an increase in average assets for the three months ended June 30, 2023 compared to the same period in 2022. Management Fees (net of waivers) increased from $9.5 million for the three months ended June 30, 2022 to $11.1 million for the three months ended June 30, 2023. The Adviser waived Management Fees of $0.3 million for the three months ended June 30, 2023 pursuant to the Leverage Waiver. The Adviser waived Management Fees of less than $0.1 million, respectively, for the six months ended June 30, 2022 pursuant to the Leverage Waiver.

Management Fees (gross of waivers) increased from $18.8 million for the six months ended June 30, 2022 to $11.4 million for the six months ended June 30, 2023 due to an increase in average assets for the six months ended June 30, 2023 compared to the same period in 2022. Management Fees (net of waivers) increased from $18.8 million for the six months ended June 30, 2022 to $22.1 million for the six months ended June 30, 2023. The Adviser waived Management Fees of $0.6 million for the six months ended June 30, 2023 pursuant to the Leverage Waiver. The Adviser waived Management Fees of less than $0.1 million, respectively, for the six months ended June 30, 2022 pursuant to the Leverage Waiver.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $6.7 million for the three months ended June 30, 2022 to $10.5 million for the three months ended June 30, 2023. This increase resulted from an increase in reference rates for the three months ended June 30, 2023. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended June 30, 2023 or 2022. For the three months ended June 30, 2023 and 2022, $0.7 million and $(9.1) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2023, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income increased from $7.9 million for the six months ended June 30, 2022 to $29.0 million for the six months ended June 30, 2023. This increase resulted from an increase in reference rates for the six months ended June 30, 2023. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the six months ended June 30, 2023 or 2022. For the six months ended June 30, 2023 and 2022, $2.5 million and $(7.7) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2023, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees remained constant from $1.8 million for the three months ended June 30, 2022 to $1.8 million for the three months ended June 30, 2023. Other general and administrative expenses decreased from $1.3 million for the three months ended June 30, 2022 to $1.2 million for the three months ended June 30, 2023.

Professional fees increased from $3.3 million for the six months ended June 30, 2022 to $3.5 million for the six months ended June 30, 2023. Other general and administrative expenses decreased from $2.7 million for the six months ended June 30, 2022 to $2.2 million for the six months ended June 30, 2023.

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

For the three and six months ended June 30, 2023, we recorded a net expense of $0.9 million and $1.3 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2022, we recorded a net expense of $0.8 million and $1.1 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized gains (losses) on investments	$1.6	$0.4	$6.4	$14.1
Net realized gains (losses) on foreign currency transactions	(0.1)	(0.0)	0.1	(0.0)
Net realized gains (losses) on foreign currency investments	(0.0)	0.0	(0.0)	0.1
Net realized gains (losses) on foreign currency borrowings	(0.0)	0.0	0.2	(0.1)
Net Realized Gains (Losses)	$1.5	$0.4	$6.7	$14.1

Change in unrealized gains on investments	$18.0	$5.8	$40.0	$22.5
Change in unrealized (losses) on investments	(13.1)	(66.6)	(29.6)	(87.0)
Net Change in Unrealized Gains (Losses) on Investments	$4.9	$(60.8)	$10.4	$(64.5)

Unrealized gains (losses) on foreign currency borrowings	(2.0)	7.7	(2.7)	5.9
Unrealized gains (losses) on foreign currency cash	0.0	(0.0)	(0.3)	(0.0)
Unrealized gains (losses) on interest rate swaps	(0.1)	(1.6)	0.2	(4.6)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(2.1)	$6.1	$(2.8)	$1.3

Net Change in Unrealized Gains (Losses)	$2.8	$(54.7)	$7.6	$(63.2)

For the three and six months ended June 30, 2023, we had net realized gains on investments of $1.6 million and $6.4 million, respectively, primarily driven by one investment and one investment, respectively. For the three and six months ended June 30, 2023, we had net realized losses of $(0.1) million and net realized gains of $0.1 million, respectively on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2023, we had net realized losses of less than $(0.1) million, respectively, on foreign currency investments. For the three and six months ended June 30, 2023, we had net realized losses of less than $(0.1) million and net realized gains of $0.2 million on foreign currency borrowings. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended June 30, 2023, we had $18.0 million in unrealized gains on 102 portfolio company investments, which was offset by $(13.1) million in unrealized losses on 30 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, and also lesser impacts from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments. For the six months ended June 30, 2023, we had $40.0 million in unrealized gains on 108 portfolio company investments, which was offset by $(29.6) million in unrealized losses on 26 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, and also lesser impacts from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments.

For the three and six months ended June 30, 2023, we had unrealized losses on foreign currency borrowings of $(2.0) million and $(2.7) million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR and GBP exchange rates. For the three and six months ended June 30, 2023, we had unrealized gains on foreign currency cash of less than $0.1 million and unrealized losses of $(0.3) million, respectively. For the three and six months ended June 30, 2023, we had unrealized losses on interest rate swaps of $(0.1) million and unrealized gains of $0.2 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

For the three and six months ended June 30, 2022, we had net realized gains on investments of $0.4 million and $14.1 million, respectively, primarily driven by one investment and one investment, respectively. For the three and six months ended June 30, 2022, we had net realized losses of less than $(0.1) million on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2022, we had net realized gains of less than $0.1 million and $0.1 million, respectively, on foreign currency investments. For the three months ended June 30, 2022, we had net realized gains of less than $0.1 million on foreign currency borrowings and for the six months ended June 30, 2022 we had net realized losses of $(0.1) million on foreign currency borrowings. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended June 30, 2022, we had $5.8 million in unrealized gains on 6 portfolio company investments, which was offset by $(66.6) million in unrealized losses on 90 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, and also lesser impacts from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments. For the six months ended June 30, 2022, we had $22.5 million in unrealized gains on 9 portfolio company investments, which was offset by $(87.0) million in unrealized losses on 91 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, and also lesser impacts from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments.

For the three and six months ended June 30, 2022, we had unrealized gains on foreign currency borrowings of $7.7 million and $5.9 million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR and GBP exchange rates. For the three and six months ended June 30, 2022, we had unrealized losses on foreign currency cash of less than $(0.1) million. For the three and six months ended June 30, 2022, we had unrealized losses on interest rate swaps of $(1.6) million and $(4.6) million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2023, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.5% (based on total capital invested of $6.8 billion and total proceeds from these exited investments of $8.5 billion). Ninety percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the six months ended June 30, 2023 and 2022, we had $(2.7) million of unrealized losses and $5.9 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the six months ended June 30, 2023 and 2022. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2023. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 186.1% and 188.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2023, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2023, we had approximately $0.5 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of June 30, 2023, we had $25.9 million in cash and cash equivalents, including $15.1 million of restricted cash, an increase of $0.2 million from December 31, 2022. During the six months ended June 30, 2023, cash used in operating activities was $(186.6)

million, primarily attributable to funding portfolio investments of $455.6 million, which was offset by repayments and proceeds from investments of $176.6 million and an increase in net assets resulting from operations of $106.0 million. Cash provided by financing activities was $186.8 million during the period due to borrowings of $750.1 million, which was offset by paydowns on our Revolving Credit Facility of $571.1 million and change in dividends payable of $76.4 million.

Equity

On February 23, 2021, we issued a total of 4,000,000 shares of common stock at $21.30 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $84.9 million. Subsequent to the offering we issued an additional 49,689 shares on March 24, 2021 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, total cash proceeds of $1.0 million.

During the three months ended December 2021, we issued a total of 2,324,820 shares of common stock, or $42.3 million, as settlement for the conversion of $42.8 million principal amount of the 2022 Convertible Notes.

On August 1, 2022, we issued a total of 4,360,125 share of common stock, or $78.1 million, as settlement for the conversion of $79.2 million principal amount of the 2022 Convertible Notes.

On May 15, 2023, we issued a total of 4,500,000 shares of common stock at $17.60 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $77.6 million. Subsequent to the offering we issued an additional 675,000 shares on June 12, 2023 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, total cash proceeds of $11.7 million.

During the six months ended June 30, 2023 and 2022, we also issued 676,944 and 567,973 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $5.6 million and $12.6 million, respectively.

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

No shares were repurchased for the three months ended June 30, 2023 and 2022.

Debt

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of March 31, 2023, aggregate commitments under the facility were $1.585 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of June 12, 2023 (the “Fourteenth Amendment”), the aggregate commitments under the facility were increased to $1.710 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Fourteenth Amendment, with respect to $1.465 billion in commitments, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended to June 11, 2027 and the stated maturity date was extended to June 12, 2028. For the remaining $245.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025, (B) with respect to $50.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (C) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2023, we had outstanding debt denominated in Australian Dollars (AUD) of 67.5 million, British pounds (GBP) of 14.0 million, Canadian Dollars (CAD) of 101.7 million, and Euro (EUR) of 28.0 million on our Revolving Credit Facility, included in the outstanding principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of June 30, 2023 and December 31, 2022 the Company had $0.2 million and less than $0.1 million letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants. In accordance with the terms of the Fourteenth Amendment, the financial covenants require:

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

During the year ended December 31, 2020, we repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.1 million. This gain is included in the extinguishment of debt in the accompanying Consolidated Statements of Operations. In connection with the repurchase of the 2024 Notes, we entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which had the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the remaining principal amount of the 2024 Notes outstanding. As a result of the swap, our effective interest rate on the outstanding 2024 Notes is three-month LIBOR plus 2.28% (on a weighted average basis). Due to the Index Cessation Event, each Legacy LIBOR Instrument referenced herein will transition to 3-month SOFR plus the relevant tenor spread adjustment effective September 25, 2023. As a result of the transition, our effective interest rate will be three-month SOFR plus 2.54% (on a weighted average basis).

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

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes is three-month LIBOR plus 1.91%. Due to the Index Cessation Event, each Legacy LIBOR Instrument referenced herein will transition to 3-month SOFR plus the relevant tenor spread adjustment effective September 25, 2023. As a result of the transition, our effective interest rate will be three-month SOFR plus 2.17%.

Debt obligations consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,710.0	$1,050.8	$659.2	$1,033.9
2024 Notes	347.5	347.5	—	328.0
2026 Notes	300.0	300.0	—	261.4
Total Debt	$2,357.5	$1,698.3	$659.2	$1,623.3

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes and 2026 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $16.9 million, $1.9 million and $3.6 million, respectively.
(3)
The carrying values of the 2024 Notes and 2026 Notes are presented inclusive of an incremental $(17.6) million and $(35.1) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes and 2026 Notes, each resulting from a hedge accounting relationship.

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

As of June 30, 2023 and December 31, 2022, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2023 and December 31, 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$0.3	$—
Alpha Midco, Inc. - Delayed Draw	0.7	0.9
American Achievement, Corp. - Revolver	2.4	2.4
Arrow Buyer, Inc. - Delayed Draw	7.6	—
ASG II, LLC - Delayed Draw	5.2	7.0
Avalara, Inc. - Revolver	3.9	3.9
Axonify, Inc. - Delayed Draw	4.1	6.1
Banyan Software Holdings, LLC - Delayed Draw	20.0	—
Bayshore Intermediate #2, L.P. - Revolver	1.9	1.6
BCTO Ace Purchaser, Inc. - Delayed Draw	3.6	6.6
Bear OpCo, LLC - Delayed Draw	1.9	2.6
BlueSnap, Inc. - Delayed Draw & Revolver	2.5	2.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	6.0	8.6
Carlstar Group, LLC - Revolver	8.5	8.5
Cordance Operations, LLC - Delayed Draw & Revolver	5.7	12.0
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	—
CrunchTime Information Systems, Inc. - Delayed Draw	0.2	7.1
Disco Parent, Inc. - Revolver	0.5	—
Dye & Durham Corp. - Delayed Draw & Revolver	2.6	6.3
EDB Parent, LLC - Delayed Draw	14.8	18.0
Edge Bidco B.V. - Delayed Draw & Revolver	1.4	—
Elysian Finco Ltd. - Delayed Draw & Revolver	5.7	6.8
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	5.8	8.8
EMS Linq, Inc. - Revolver	8.7	8.8
Erling Lux Bidco SARL - Delayed Draw & Revolver	3.5	5.6
ExtraHop Networks, Inc. - Delayed Draw	13.8	17.1
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3.4	3.4
G Treasury SS, LLC - Delayed Draw	—	3.3
Galileo Parent, Inc. - Revolver	5.6	—
Hirevue, Inc. - Revolver	6.9	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.1	2.0
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IRGSE Holding Corp. - Revolver	1.9	0.3
Kyriba Corp. - Delayed Draw & Revolver	—	—
Laramie Energy, LLC - Delayed Draw	7.7	—
LeanTaaS Holdings, Inc. - Delayed Draw	41.1	47.2
Lithium Technologies, LLC - Revolver	1.0	2.0
Lucidworks, Inc. - Delayed Draw	0.8	0.8
Murchison Oil and Gas, LLC - Delayed Draw	3.3	9.8
Netwrix Corp. - Delayed Draw & Revolver	12.7	13.9
Neuintel, LLC - Delayed Draw	—	4.2
OutSystems Luxco SARL - Delayed Draw	2.2	2.1
PageUp People, Ltd. - Delayed Draw & Revolver	—	5.8
Passport Labs, Inc. - Delayed Draw & Revolver	2.8	2.8
Ping Identity Holding Corp. - Revolver	2.3	2.3
PrimePay Intermediate, LLC - Delayed Draw	—	2.5
PrimeRevenue, Inc. - Delayed Draw & Revolver	6.2	6.3
Project44, Inc. - Delayed Draw	19.9	19.9
ReliaQuest Holdings, LLC - Delayed Draw	13.9	22.7
Tango Management Consulting, LLC - Delayed Draw & Revolver	16.8	26.6
TRP Assets, LLC - Delayed Draw & Membership Interest	4.3	7.8
WideOrbit, Inc. - Revolver	—	4.8
Total Portfolio Company Commitments (1)(2)	$299.3	$338.0

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

Other Commitments and Contingencies

As of June 30, 2023 and December 31, 2022, we did not have any unfunded commitments to fund new investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2023 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,050.8	$—	$—	$1,050.8	$—
2024 Notes	347.5	347.5	—	—	—
2026 Notes	300.0	—	300.0	—	—
Total Contractual Obligations	$1,698.3	$347.5	$300.0	$1,050.8	$—

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

As of June 30, 2023, 99.2% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2024 Notes and 2026 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$88.4	$50.9	$37.5
Up 200 basis points	$58.9	$34.0	$24.9
Up 100 basis points	$29.5	$17.0	$12.5
Down 25 basis points	$(7.4)	$(4.2)	$(3.2)
Down 50 basis points	$(14.7)	$(8.5)	$(6.2)

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 25, 2023, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on May 25, 2024. We may in the future seek such approval again; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of June 30, 2023, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of June 30, 2023, we had $1,698.3 million of outstanding indebtedness, which had an annualized interest cost of 7.13% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2024 Notes and 2026 Notes. As of June 30, 2023, as adjusted to give effect to the interest rate swaps, the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91%. On September 25, 2023, the swap-adjusted interest rate on the 2024 Notes and 2026 Notes will transition to three-month SOFR plus 2.54% (on a weighted average basis), and three-month SOFR plus 2.17%, respectively.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 3.9%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of June 30, 2023

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-29.8%	-19.0%	-8.3%	2.5%	13.2%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of June 30, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2023.
(2)
In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at June 30, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 7.13% by the approximately $1,698.3 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at June 30, 2023 to determine the “Corresponding return to stockholder.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

(a)
Exhibits.

3.1	Second Amended and Restated Bylaws dated July 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on July 17, 2023)
10.1

Fourteenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 12, 2023, among Sixth Street Specialty Lending, Inc. as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: August 3, 2023	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: August 3, 2023	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer