Form 10-Q
period 2023-09-30
Sixth Street Specialty Lending, Inc.
filed 2023-11-02
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at November 2, 2023 was 87,546,498.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,010,089 and $2,707,442, respectively)	$3,052,300	$2,717,170
Controlled, affiliated investments (amortized cost of $75,289 and $67,284, respectively)	60,977	70,755
Total investments at fair value (amortized cost of $3,085,378 and $2,774,726, respectively)	3,113,277	2,787,925
Cash and cash equivalents (restricted cash of $26,890 and $15,437, respectively)	29,880	25,647
Interest receivable	23,460	18,846
Prepaid expenses and other assets	7,458	4,529
Total Assets	$3,174,075	$2,836,947
Liabilities
Debt (net of deferred financing costs of $23,436 and $17,760, respectively)	$1,623,010	$1,441,796
Management fees payable to affiliate	11,661	10,526
Incentive fees on net investment income payable to affiliate	11,151	10,918
Incentive fees on net capital gains accrued to affiliate	11,147	6,064
Other payables to affiliate	4,256	3,265
Other liabilities	27,028	22,809
Total Liabilities	1,688,253	1,495,378
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 88,210,748 and 82,053,537 shares issued, respectively; and 87,546,498 and 81,389,287 shares outstanding, respectively	882	821
Additional paid-in capital	1,401,245	1,294,751
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	94,154	56,456
Total Net Assets	1,485,822	1,341,569
Total Liabilities and Net Assets	$3,174,075	$2,836,947
Net Asset Value Per Share	$16.97	$16.48

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$107,240	$73,769	$299,542	$198,047
Dividend income	798	3	2,204	1,361
Other income	4,366	2,741	11,197	6,091
Total investment income from non-controlled, non-affiliated investments	112,404	76,513	312,943	205,499
Investment income from non-controlled, affiliated investments:
Interest from investments	—	—	—	133
Total investment income from non-controlled, affiliated investments	—	—	—	133
Investment income from controlled, affiliated investments:
Interest from investments	2,029	1,325	5,599	3,520
Other income	2	1	4	3
Total investment income from controlled, affiliated investments	2,031	1,326	5,603	3,523
Total Investment Income	114,435	77,839	318,546	209,155
Expenses
Interest	35,042	18,851	95,971	40,416
Management fees	11,928	10,330	34,071	29,148
Incentive fees on net investment income	11,151	7,882	31,139	22,483
Incentive fees on net capital gains	2,577	(22)	5,083	(7,720)
Professional fees	1,921	2,002	5,427	5,300
Directors’ fees	215	181	571	546
Other general and administrative	1,413	1,268	3,615	4,013
Total expenses	64,247	40,492	175,877	94,186
Management fees waived (Note 3)	(267)	(189)	(822)	(201)
Net Expenses	63,980	40,303	175,055	93,985
Net Investment Income Before Income Taxes	50,455	37,536	143,491	115,170
Income taxes, including excise taxes	461	356	1,777	1,456
Net Investment Income	49,994	37,180	141,714	113,714
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	13,067	(9,080)	32,483	(71,428)
Non-controlled, affiliated investments	—	—	—	(14,350)
Controlled, affiliated investments	(8,797)	(2,686)	(17,783)	9,488
Translation of other assets and liabilities in foreign currencies	5,470	9,223	2,466	15,095
Interest rate swaps	—	(2,591)	174	(7,184)
Total net change in unrealized gains (losses)	9,740	(5,134)	17,340	(68,379)
Realized gains (losses):
Non-controlled, non-affiliated investments	5,332	278	11,768	708
Non-controlled, affiliated investments	—	—	—	13,673
Controlled, affiliated investments	—	55	—	55
Interest rate swaps	—	2,251	—	2,251
Foreign currency transactions	(246)	(199)	40	(231)
Total net realized gains (losses)	5,086	2,385	11,808	16,456
Total Net Unrealized and Realized Gains (Losses)	14,826	(2,749)	29,148	(51,923)
Increase (Decrease) in Net Assets Resulting from Operations	$64,820	$34,431	$170,862	$61,791
Earnings (Loss) per common share—basic and diluted	$0.74	$0.43	$2.03	$0.80
Weighted average shares of common stock outstanding—basic and diluted	87,251,340	79,476,419	84,313,169	77,250,889

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2023

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)(6)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($39,900 par, due 5/2029)	5/26/2023	SOFR + 5.75%	11.07%	$38,810	$39,202	2.6%
Carlstar Group, LLC (3)	First-lien loan ($26,118 par, due 7/2027)	7/8/2022	SOFR + 6.60%	11.92%	25,508	26,378	1.8%
					64,318	65,580	4.4%
Business Services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 57,353 par, due 10/2025)	7/6/2018	C + 4.75%	10.14%	43,340	42,633 (CAD 57,640)	2.9%
Alpha Midco, Inc. (3)(5)	First-lien loan ($68,794 par, due 8/2025)	8/15/2019	SOFR + 7.65%	12.99%	68,125	69,660	4.7%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($30,913 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.31% PIK	30,045	30,449	2.0%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 36,778 par, due 12/2027)	12/3/2021	C + 5.75%	11.26%	28,026	27,483 (CAD 37,157)	1.8%
	First-lien revolving loan (CAD 1,086 par, due 12/2026)	12/3/2021	C + 5.75%	11.26%	715	804 (CAD 1,086)	0.1%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($64,162 par, due 7/2027)	7/22/2021	SOFR + 7.60%	12.92%	63,157	63,681	4.3%
ForeScout Technologies, Inc. (3)	First-lien loan ($2,788 par, due 8/2026)	7/1/2022	SOFR + 9.10%	14.49% (incl. 9.00% PIK)	2,737	2,803	0.2%
	First-lien loan ($2,566 par, due 8/2026)	8/17/2020	SOFR + 9.10%	14.49% (incl. 9.00% PIK)	2,554	2,572	0.2%
Galileo Parent, Inc. (3)	First-lien loan ($64,904 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.64%	63,030	63,930	4.3%
	First-lien revolving loan ($4,471 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.64%	4,189	4,320	0.3%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,335 par, due 11/2029)	11/14/2022	E + 6.50%	10.30%	3,150	3,335 (EUR 3,150)	0.2%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,685 par, due 12/2026)	12/20/2021	SOFR + 6.65%	12.05%	17,361	17,596	1.2%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($330 par, due 5/2029)	5/2/2022	SOFR + 4.60%	9.97%	330	317	0.0%
Netwrix Corp. (3)	First-lien loan ($36,456 par, due 6/2029)	6/9/2022	SOFR + 5.00%	10.30%	35,952	36,456	2.5%
	First-lien revolving loan ($718 par, due 6/2029)	6/9/2022	SOFR + 5.00%	10.24%	682	718	0.0%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,180 par, due 12/2028)	12/8/2022	E + 5.75%	9.72%	3,083	3,180 (EUR 3,004)	0.2%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($76,220 par, due 10/2026)	10/8/2020	SOFR + 7.25%	12.62%	75,271	77,172	5.2%
Wrangler TopCo, LLC (3)	First-lien loan ($4,153 par, due 7/2029)	7/7/2023	SOFR + 7.50%	12.88%	4,041	4,095	0.3%
					445,788	451,204	30.4%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 9,625 par, due 9/2028)	9/6/2022	E + 6.75%	10.61%	9,514	10,257 (EUR 9,688)	0.7%
	First-lien loan (GBP 10,217 par, due 9/2028)	9/6/2022	S + 6.75%	11.94%	11,276	12,533 (GBP 10,269)	0.8%
	First-lien revolving loan (GBP 312 par, due 9/2028)	9/6/2022	S + 6.75%	11.94%	400	382 (GBP 313)	0.0%
					21,190	23,172	1.5%
Communications
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($19,850 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.67%	18,803	19,651	1.3%
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,256 par, due 11/2026)	11/19/2021	SOFR + 7.10%	12.42%	33,521	33,742	2.3%
IntelePeer Holdings, Inc.	First-lien loan ($33,925 par, due 12/2024) (3)	12/2/2019	SOFR + 8.40%	13.79%	33,899	33,586	2.3%
	Convertible note ($4,619 par, due 5/2028)	5/12/2021	7.00%	7.00% PIK	4,590	4,803	0.3%
					90,813	91,782	6.2%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,479 par, due 10/2029)	10/25/2021	SOFR + 8.99%	14.53%	42,796	34,566	2.3%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($59,700 par, due 6/2026)	6/8/2021	SOFR + 5.85%	11.17%	58,941	59,103	4.0%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.67%	55,240	54,916	3.7%
					156,977	148,585	10.0%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 6.25%	10.39%	754	763 (EUR 720)	0.1%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($28,164 par, due 7/2029)	7/20/2023	SOFR + 7.25%	12.64%	27,122	27,319	1.8%
BTRS Holdings, Inc.(3)	First-lien loan ($46,580 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.41%	45,277	46,323	3.1%
Bear OpCo, LLC (3)(5)	First-lien loan ($21,082 par, due 10/2024)	10/10/2019	SOFR + 7.65%	12.97%	20,953	21,345	1.4%
BlueSnap, Inc. (3)(5)	First-lien loan ($42,000 par, due 10/2024)	10/25/2019	SOFR + 7.15%	12.54%	41,786	42,223	2.8%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,514 par, due 5/2027)	5/28/2021	SOFR + 4.65%	10.07%	1,359	1,593	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($15,419 par, due 5/2028)	5/28/2021	SOFR + 8.40%	13.82% PIK	15,196	15,342	1.0%
Kyriba Corp.(3)	First-lien loan ($20,382 par, due 4/2025)	4/9/2019	SOFR + 9.25%	14.72% (incl. 9.00% PIK)	20,255	20,433	1.4%
	First-lien loan (EUR 10,617 par, due 4/2025)	4/9/2019	E + 9.00%	13.14% (incl. 9.00% PIK)	11,782	11,269 (EUR 10,644)	0.8%
	First-lien revolving loan ($1,411 par, due 4/2025)	4/9/2019	SOFR + 7.50%	12.97%	1,399	1,415	0.1%
	First-lien revolving loan (EUR 336 par, due 4/2025)	4/9/2019	E + 7.25%	11.39%	374	356 (EUR 336)	0.0%
Passport Labs, Inc.	First-lien loan ($24,349 par, due 4/2026) (3)	4/28/2021	SOFR + 8.40%	13.79%	24,174	24,294	1.6%

	Convertible Promissory Note A ($694 par, due 9/2024)	3/2/2023	8.00%	8.00%	694	943	0.1%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.32%	22,165	23,040	1.6%
PrimeRevenue, Inc. (3)	First-lien loan ($15,007 par, due 12/2024)	12/31/2018	SOFR + 7.15%	12.55%	14,997	15,113	1.0%
TradingScreen, Inc. (3)(5)	First-lien loan ($47,318 par, due 4/2027)	4/30/2021	SOFR + 6.35%	11.72%	46,421	47,081	3.2%
Volante Technologies, Inc.	First-lien loan ($2,500 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,438	2,438	0.2%
					297,146	301,290	20.3%
Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($69,231 par, due 11/2027) (5)	11/23/2020	SOFR + 8.45%	13.87%	68,271	69,577	4.7%
	Second-lien loan ($5,401 par, due 1/2030)	1/23/2023	SOFR + 10.70%	16.05% PIK	5,266	5,374	0.4%
Edge Bidco B.V (3)(4)(5)	First-lien loan (EUR 3,520 par, due 2/2029)	2/24/2023	E + 7.00%	10.97% (incl. 3.25% PIK)	3,590	3,727 (EUR 3,520)	0.3%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	11.03%	63,942	64,675	4.4%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	12.65%	68,127	69,052	4.6%
Raptor US Buyer II Corp. (3)	First-lien loan ($15,609 par, due 3/2029)	3/24/2023	SOFR + 6.75%	12.14%	15,083	15,413	1.0%
SL Buyer Corp. (3)(5)	First-lien loan ($31,475 par, due 7/2029)	7/7/2023	SOFR + 7.00%	12.32%	30,096	30,520	2.1%
					254,375	258,338	17.5%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($60,693 par, due 5/2028)	5/25/2022	SOFR + 6.40%	11.77%	59,414	60,693	4.1%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2024)	9/29/2015	SOFR + 9.65%	15.04%	28,594	30,034	2.0%
	First-lien revolving loan ($24,752 par, due 6/2024)	9/29/2015	SOFR + 9.65%	15.04%	24,752	24,564	1.7%
					112,760	115,291	7.8%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($40,920 par, due 5/2027)	5/5/2021	SOFR + 7.65%	13.02%	40,312	40,920	2.7%
bswift, LLC (3)(5)	First-lien loan ($44,470 par, due 11/2028)	11/7/2022	SOFR + 6.63%	11.91%	43,287	44,582	3.0%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($18,955 par, due 1/2028)	1/31/2022	SOFR + 6.65%	11.95%	18,528	19,356	1.3%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 32,270 par, due 12/2026)	12/6/2021	B + 6.50%	10.72%	34,791	32,067 (AUD 49,685)	2.2%
HireVue, Inc.(3)	First-lien loan ($54,113 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.34%	52,422	53,350	3.6%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 13,916 par, due 12/2025)	1/11/2018	B + 5.25%	9.36%	10,500	8,982 (AUD 13,916)	0.6%
	First-lien loan (GBP 3,258 par, due 12/2025)	10/28/2021	S + 5.28%	10.47%	4,487	3,976 (GBP 3,258)	0.3%
	First-lien loan ($11,441 par, due 12/2025)	10/28/2021	SOFR + 5.35%	10.67%	11,431	11,441	0.8%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($71,379 par, due 5/2027)	5/3/2019	SOFR + 6.35%	11.74%	70,985	71,379	4.8%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($34,462 par, due 12/2026)	12/17/2021	SOFR + 7.15%	12.54%	33,697	34,290	2.3%
					320,440	320,343	21.6%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($4,545 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.92%	4,431	4,495	0.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($33,125 par, due 7/2030)	6/30/2023	SOFR + 6.50%	11.89%	32,225	32,514	2.2%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($35,464 par, due 10/2028)	10/1/2021	SOFR + 7.60%	13.00% PIK	34,947	35,198	2.4%
	First-lien revolving loan ($480 par, due 10/2027)	10/1/2021	SOFR + 6.60%	11.87%	444	461	0.0%
Coupa Holdings, LLC (3)	First-lien loan ($43,191 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.82%	42,092	43,066	2.9%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($59,651 par, due 6/2028)	6/17/2022	SOFR + 6.00%	11.32%	58,579	59,651	4.0%
EDB Parent, LLC (3)(5)	First-lien loan ($61,858 par, due 7/2028)	7/7/2022	SOFR + 6.75%	12.14%	60,612	61,394	4.1%
Higher Logic, LLC (3)(5)	First-lien loan ($53,658 par, due 1/2025)	6/18/2018	SOFR + 6.75%	12.14%	53,464	53,792	3.6%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($35,413 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.89%	34,602	35,556	2.4%
Lithium Technologies, LLC (3)	First-lien loan ($57,009 par, due 1/2025)	10/3/2017	SOFR + 9.00%	14.37% (incl. 4.50% PIK)	56,996	55,726	3.8%
Lucidworks, Inc. (3)(5)	First-lien loan ($8,764 par, due 2/2027)	2/11/2022	SOFR + 7.50%	12.82% (incl. 3.50% PIK)	8,763	8,717	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($51,218 par, due 2/2026)	2/25/2021	SOFR + 7.10%	12.42%	50,545	50,706	3.3%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.07%	35,406	36,649	2.5%
					468,675	473,430	31.8%
Manufacturing
ASP Unifrax Holdings, Inc. (9)	First-lien loan ($1,133 par, due 12/2025) (3)	8/25/2023	SOFR + 3.90%	9.29%	1,051	1,055	0.1%
	First-lien loan (EUR 364 par, due 12/2025) (3)	9/14/2023	E + 3.75%	7.72%	357	354 (EUR 335)	0.0%
	Unsecured Note ($227 par, due 9/2029)	8/31/2023	7.50%	7.50%	119	123	0.0%
Avalara, Inc (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.64%	37,701	38,424	2.6%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($16,340 par, due 9/2030)	9/7/2023	SOFR + 6.25%	11.65%	15,705	15,697	1.1%
	First-lien loan (EUR 4,851 par, due 2/2029)	9/7/2023	E + 6.25%	10.08%	5,051	5,021 (EUR 4,742)	0.3%
	First-lien loan (GBP 16,640 par, due 12/2025)	9/7/2023	S + 6.25%	11.44%	20,194	19,852 (GBP 16,265)	1.3%
					80,178	80,526	5.4%
Office Products

USR Parent, Inc. (3)(5)	ABL FILO term loan ($17,500 par, due 4/2027)	4/25/2022	SOFR + 6.50%	11.83%	17,185	17,369	1.2%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.42%	26,724	27,055	1.8%
Murchison Oil and Gas, LLC (3)	First-lien loan ($29,478 par, due 6/2026)	6/30/2022	SOFR + 8.65%	14.04%	28,986	29,887	2.0%
TRP Assets, LLC (3)	First-lien loan ($65,000 par, due 12/2025)	12/3/2021	SOFR + 7.76%	13.15%	64,299	67,310	4.5%
					120,009	124,252	8.3%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($40,045 par, due 3/2026)	3/31/2021	SOFR + 6.60%	11.92%	39,492	39,745	2.7%
Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	SOFR + 8.65%	14.05%	24,845	25,000	1.7%
American Achievement, Corp. (3)(14)	First-lien loan ($27,089 par, due 9/2026)	9/30/2015	SOFR + 6.35%	11.68% (incl. 11.19% PIK)	26,260	20,452	1.4%
	First-lien loan ($1,355 par, due 9/2026)	6/10/2021	SOFR + 14.10%	19.43% (incl. 18.93% PIK)	1,355	102	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	6.40% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($15,375 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.22%	15,055	15,029	1.0%
	Roll Up DIP term loan ($25,914 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.22% (incl. 13.22% PIK)	25,914	25,331	1.7%
	Super-Priority DIP term loan ($4,946 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.22%	4,946	4,835	0.3%
Cordance Operations, LLC (3)	First-lien loan ($47,006 par, due 7/2028)	7/25/2022	SOFR + 9.25%	14.62%	46,095	47,006	3.1%
Neuintel, LLC (3)(5)	First-lien loan ($57,701 par, due 12/2026)	12/20/2021	SOFR + 7.65%	13.02%	56,869	57,990	3.9%
Project P Intermediate 2, LLC (3)	ABL FILO term loan ($71,250 par, due 5/2026)	11/8/2021	SOFR + 8.10%	13.42%	70,344	72,141	4.9%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.50%	10.15%	4,666	4,625 (EUR 4,368)	0.3%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($54,052 par, due 12/2027)	12/1/2021	SOFR + 6.85%	12.18%	53,318	53,512	3.6%
	First-lien revolving loan ($9 par, due 12/2027)	12/1/2021	P + 6.85%	15.25%	(56)	(29)	0.0%
					330,156	326,065	21.9%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	SOFR + 6.40%	11.76%	34,210	34,864	2.3%
Marcura Equities LTD (3)(4)	First-lien loan ($31,667 par, due 8/2029)	8/11/2023	SOFR + 7.75%	13.14% (incl. 4.25% PIK)	30,641	31,146	2.1%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.00%	12.39%	1,585	1,625	0.1%
					66,436	67,635	4.5%

Total Debt Investments					2,890,369	2,909,102	195.8%

Equity and Other Investments
Business Services
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	1,248 (CAD 1,688)	0.1%
Mitnick TA Aggregator, LP (11)(13)	Membership Interest (0.43% ownership)	5/2/2022			5,243	5,243	0.4%
ReliaQuest, LLC (11)(13)	Class A-1 Units (567,683 units)	11/23/2021			1,120	1,324	0.1%
	Class A-2 Units (2,580 units)	6/21/2022			6	8	0.0%
Sprinklr, Inc. (10)(11)	Common Shares (315,005 shares)	6/24/2021			2,716	4,360	0.3%
Warrior TopCo LP (11)(12)	Class A Units (423,728 units)	7/7/2023			424	424	0.0%
					13,418	12,607	0.9%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	1,866	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	2,004	0.1%
	280,000 Warrants	2/28/2020			183	—	0.0%
	106,592 Warrants	4/8/2021			—	—	0.0%
					6,174	5,120	0.3%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	594	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,523	4,763	0.4%
RMCF IV CIV XXXV, LP. (11)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,410	0.1%
					9,778	6,767	0.5%
Financial Services
AvidXchange, Inc. (10)(11)	Common Shares (50,179 shares)	10/15/2021			256	476	0.0%
Newport Parent Holdings, LP (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	9,607	0.6%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	5	0.0%
Passport Labs, Inc. (11)	17,534 Warrants	4/28/2021			192	2	0.0%
TradingScreen, Inc. (11)(13)	Class A Units (600,000 units)	5/14/2021			600	600	0.1%

					5,231	10,690	0.7%
Healthcare
Caris Life Sciences, Inc. (11)	Series C Preferred Shares (1,915,114 shares)	10/13/2020			3,500	6,703	0.5%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	9,573	0.6%
	633,376 Warrants	9/21/2018			192	1,196	0.1%
	569,991 Warrants	4/2/2020			250	893	0.1%
Merative L.P. (11)(13)	989,691 Class A-1 Units	6/30/2022			9,897	9,897	0.7%
Raptor US Buyer II Corp. (11)(12)	2,027 Ordinary Shares	3/24/2023			203	203	0.0%
	2,027 Class A	3/24/2023			203	203	0.0%
	2,027 Class B	3/24/2023			203	203	0.0%
	2,027 Class C	3/24/2023			203	203	0.0%
	2,027 Class D	3/24/2023			203	203	0.0%
	2,027 Class E	3/24/2023			203	203	0.0%
	2,027 Class F	3/24/2023			203	203	0.0%
	2,027 Class G	3/24/2023			203	203	0.0%
	2,027 Class H	3/24/2023			203	203	0.0%
	2,027 Class I	3/24/2023			203	203	0.0%
					25,919	30,292	2.0%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(11)	Class A Units (33,790,171 units)	12/21/2018			21,842	6,336	0.4%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	6,379	0.4%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	3,837	0.3%
bswift, LLC (11)(12)	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	2,394	0.2%
DaySmart Holdings, LLC (11)(13)	Class A Units (166,811 units)	10/1/2019			1,347	2,030	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,493 (AUD 3,862)	0.2%
					9,655	10,754	0.8%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	8,152	0.5%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	3,223	0.2%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	800	0.1%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)(12)	11/18/2022			198	198	0.0%
SMA Technologies Holdings, LLC (11)(12)	Class A Units (1,300 shares)	11/21/2022			1,300	1,300	0.1%
	Class B Units (923,250 shares)	11/21/2022			—	—	0.0%
					17,629	16,673	1.1%
Marketing Services
Validity, Inc. (11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	10,944	0.7%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)	13,355 Preferred Units	6/30/2022			13,355	14,891	1.0%
TRP Assets, LLC (11)(13)	Partnership Interest (1.89% ownership)	8/25/2022			8,732	11,811	0.8%
					22,087	26,702	1.8%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	14,256 Warrants	8/5/2020			1,029	—	0.0%

Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC	Trust Certificates (132,928 Certificates)	12/7/2020			—	7	0.0%
	Trust Certificates (996,958 Certificates) (9)	1/30/2021			2,589	10,727	0.7%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/21/2021			3,000	2,468	0.2%
					5,589	13,252	0.9%

Structured Credit
Allegro CLO Ltd, Series 2018-1A, (3)(4)(9)	Structured Credit ($1,000 par, due 6/2031)	5/26/2022	SOFR + 3.11%	8.42%	973	953	0.1%
American Money Management Corp CLO Ltd, Series 2016-18A (3)(4)(9)	Structured Credit ($1,500 par, due 5/2031)	6/22/2022	SOFR + 3.31%	8.70%	1,356	1,455	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2034)	6/23/2022	SOFR + 6.51%	11.86%	897	906	0.0%
Ares Loan Funding I Ltd, Series 2021-ALFA, Class E (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	6/24/2022	SOFR + 6.96%	12.27%	943	925	0.0%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($500 par, due 4/2031)	10/15/2020	SOFR + 5.61%	10.96%	428	421	0.0%
Battalion CLO Ltd, Series 2021-21A (3)(4)(9)	Structured Credit ($1,300 par, due 7/2034)	7/13/2022	SOFR + 3.56%	8.87%	1,167	1,222	0.1%
Benefit Street Partners CLO Ltd, Series 2015-BR (3)(4)(9)	Structured Credit ($2,500 par, due 7/2034)	7/13/2022	SOFR + 4.11%	9.44%	2,190	2,500	0.2%
Benefit Street Partners CLO Ltd, Series 2015-8A (3)(4)(9)	Structured Credit ($1,425 par, due 1/2031)	9/13/2022	SOFR + 3.01%	8.34%	1,282	1,334	0.1%

Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(9)	Structured Credit ($1,000 par, due 7/2030)	5/26/2022	SOFR + 3.16%	8.47%	917	928	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2016-1, Ltd (3)(4)(9)	Structured Credit ($1,600 par, due 4/2034)	2/15/2023	SOFR + 6.86%	12.19%	1,427	1,467	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($1,550 par, due 4/2031)	8/11/2020	SOFR + 6.01%	11.34%	1,259	1,386	0.1%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2032)	6/30/2022	SOFR + 6.70%	12.03%	901	957	0.1%
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(9)	Structured Credit ($1,000 par, due 1/2031)	7/21/2022	SOFR + 4.81%	10.14%	871	867	0.0%
CIFC CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2031)	6/16/2022	SOFR + 5.76%	11.07%	902	928	0.1%
CIFC CLO Ltd, Series 2021-4A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2033)	7/14/2022	SOFR + 6.26%	11.57%	899	950	0.1%
Crown Point CLO Ltd, Series 2021-10A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2034)	6/14/2022	SOFR + 7.11%	12.44%	903	925	0.1%
Dryden Senior Loan Fund, Series 2018-55A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2031)	7/25/2022	SOFR + 3.11%	8.42%	925	928	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(9)	Structured Credit ($1,500 par, due 7/2034)	8/17/2022	SOFR + 6.76%	12.07%	1,451	1,358	0.1%
Eaton CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Credit ($2,500 par, due 1/2030)	6/23/2022	SOFR + 2.76%	8.09%	2,252	2,394	0.2%
Eaton CLO Ltd, Series 2020-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	8/11/2022	SOFR + 6.51%	11.82%	934	962	0.1%
GoldenTree CLO Ltd, Series 2020-7A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2034)	6/17/2022	SOFR + 6.76%	12.09%	921	984	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(9)	Structured Credit ($1,015 par, due 7/2034)	6/3/2022	SOFR + 6.61%	11.98%	941	920	0.0%
Gulf Stream Meridian, Series 2021-6A (3)(4)(9)	Structured Credit ($2,000 par, due 1/2037)	9/12/2022	SOFR + 6.62%	11.93%	1,849	1,785	0.1%
Jefferson Mill CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2031)	5/23/2022	SOFR + 3.81%	9.14%	906	937	0.0%
KKR CLO Ltd, 49A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2035)	6/2/2022	SOFR + 8.26%	13.33%	977	959	0.1%
Madison Park CLO, Series 2018-28A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2030)	6/28/2022	SOFR + 5.51%	10.82%	908	948	0.0%
Magnetite CLO Ltd, Series 2021-30A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	6/13/2022	SOFR + 6.46%	11.81%	919	956	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(9)	Structured Credit ($3,500 par, due 4/2033)	5/23/2022	SOFR + 3.78%	9.11%	3,165	3,231	0.2%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(9)	Structured Credit ($1,100 par, due 7/2031)	6/1/2022	SOFR + 6.31%	11.64%	964	952	0.1%
Octagon 57 LLC, Series 2021-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	5/24/2022	SOFR + 6.86%	12.17%	949	916	0.0%
Octagon Investment Partners 18 Ltd, Series 2018-18A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2031)	7/26/2022	SOFR + 2.96%	8.27%	911	925	0.1%
Octagon Investment Partners 38 Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($2,800 par, due 7/2030)	9/20/2022	SOFR + 3.21%	8.54%	2,489	2,620	0.2%
Park Avenue Institutional Advisers CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2031)	9/23/2022	SOFR + 3.59%	8.92%	868	922	0.0%
Pikes Peak CLO, Series 2021-9A (3)(4)(9)	Structured Credit ($2,000 par, due 10/2034)	8/31/2022	SOFR + 6.84%	12.20%	1,782	1,894	0.1%
RR Ltd, Series 2020-8A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2033)	8/22/2022	SOFR + 6.66%	11.97%	954	980	0.1%
Signal Peak CLO LLC, Series 2018-5A (3)(4)(9)	Structured Credit ($333 par, due 4/2031)	8/9/2022	SOFR + 5.91%	11.26%	301	297	0.0%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2032)	5/25/2022	SOFR + 6.51%	11.84%	931	925	0.0%
Stewart Park CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Credit ($1,000 par, due 1/2030)	7/25/2022	SOFR + 2.86%	8.17%	926	922	0.0%
Voya CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($2,750 par, due 10/2031)	6/22/2022	SOFR + 6.01%	11.32%	2,435	2,391	0.2%
Wind River CLO Ltd, Series 2014-2A (3)(4)(9)	Structured Credit ($1,500 par, due 1/2031)	6/23/2022	SOFR + 3.16%	8.47%	1,405	1,339	0.1%
Wind River CLO Ltd, Series 2017-1A (3)(4)(9)	Structured Credit ($3,000 par, due 4/2036)	7/14/2022	SOFR + 3.98%	9.29%	2,630	2,721	0.2%
Wind River CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($2,000 par, due 1/2031)	12/12/2022	SOFR + 5.91%	11.24%	1,710	1,705	0.1%
					52,718	53,995	3.6%
Total Equity and Other Investments					195,009	204,175	13.7%
Total Investments					$3,085,378	$3,113,277	209.5%

	Interest Rate Swaps as of September 30, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	SOFR + 2.54%	3.875%	11/1/2024	$2,500	$—	$—	$—
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.51%	11/1/2024	300,000	(12,882)	—	3,611
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.72%	11/1/2024	50,000	(2,258)	—	667
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	300,000	(34,724)	—	941
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	(6,079)	—	(6,079)
Total Hedge Accounting Swaps				952,500	(55,943)	—	(860)
Cash collateral				—	63,368	—	—
Total derivatives				$952,500	$7,425	$—	$(860)

(a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR.
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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2023.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 11.0% of total assets as of September 30, 2023.

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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2023 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2023

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2023	Other Income	Interest Income
IRGSE Holding Corp.	$70,755	$8,005	$—	$(17,783)	$—	$—	$60,977	$4	$5,599
Total	$70,755	$8,005	$—	$(17,783)	$—	$—	$60,977	$4	$5,599

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

(7)
As of September 30, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $3,096,469, resulting in estimated gross unrealized gains and losses of $147,820 and $125,469, respectively.
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
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $6,346, or 0.4% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of September 30, 2023.
(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $11.4 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	81,389,287	$821	664,250	$(10,459)	$1,294,751	$56,456	$1,341,569
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	42,937	42,937
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	4,777	4,777
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	5,238	5,238
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	362,578	3	—	—	6,245	—	6,248
Dividends declared from distributable earnings	—	—	—	—	—	(44,764)	(44,764)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(403)	403	—
Balance at March 31, 2023	81,751,865	$824	664,250	$(10,459)	$1,300,593	$65,047	$1,356,005
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	48,784	48,784
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	2,822	2,822
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	1,484	1,484
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	5,175,000	52	—	—	89,238	—	89,290
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	314,366	3	—	—	5,578	—	5,581
Dividends declared from distributable earnings	—	—	—	—	—	(43,437)	(43,437)
Balance at June 30, 2023	87,241,231	$879	664,250	$(10,459)	$1,395,409	$74,700	$1,460,529
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	49,994	49,994
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	9,740	9,740
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	5,086	5,086
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	(85)	—	(85)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	305,267	3	—	—	5,921	—	5,924
Dividends declared from distributable earnings	—	—	—	—	—	(45,366)	(45,366)
Balance at September 30, 2023	87,546,498	$882	664,250	$(10,459)	$1,401,245	$94,154	$1,485,822

(1)
The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2021	75,771,542	$761	296,044	$(4,291)	$1,189,275	$90,103	$1,275,848
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	35,712	35,712
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(8,495)	(8,495)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	13,668	13,668
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	299,138	3	—	—	6,771	—	6,774
Dividends declared from distributable earnings	—	—	—	—	—	(39,522)	(39,522)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(351)	351	—
Balance at March 31, 2022	76,070,680	$764	296,044	$(4,291)	$1,195,695	$91,817	$1,283,985
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	40,822	40,822
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(54,751)	(54,751)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	404	404
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	268,835	2	—	—	5,836	—	5,838
Dividends declared from distributable earnings	—	—	—	—	—	(34,339)	(34,339)
Balance at June 30, 2022	76,339,515	$766	296,044	$(4,291)	$1,201,531	$43,953	$1,241,959
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	37,180	37,180
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(5,134)	(5,134)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	2,385	2,385
Increase in Net Assets Resulting from Capital share Transactions:
Conversion of convertible notes	4,360,125	44	—	—	77,598	—	77,642
Decrease in Net Assets Resulting from Capital share Transactions:
Purchases of treasury stock	(180,542)	—	180,542	(3,000)	—	—	(3,000)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	651,867	6	—	—	11,032	—	11,038
Dividends declared from net investment income	—	—	—	—	—	(34,018)	(34,018)
Balance at September 30, 2022	81,170,965	$816	476,586	$(7,291)	$1,290,161	$44,366	$1,328,052

(1)
The Company’s tax year end is March 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$170,862	$61,791
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(14,700)	76,290
Net change in unrealized (gains) losses on foreign currency transactions	(2,466)	(15,095)
Net change in unrealized (gains) losses on interest rate swaps	(174)	7,184
Net realized (gains) losses on investments	(11,768)	(14,436)
Net realized (gains) losses on foreign currency transactions	(371)	(63)
Net realized (gains) losses on interest rate swaps	—	(2,251)
Net amortization of discount on investments	(12,798)	(12,957)
Amortization of deferred financing costs	3,725	4,306
Amortization of discount on debt	623	571
Purchases and originations of investments, net	(634,940)	(735,864)
Proceeds from investments, net	41,412	19,657
Repayments on investments	318,913	392,576
Paid-in-kind interest	(11,667)	(9,623)
Changes in operating assets and liabilities:
Interest receivable	(3,472)	(9,439)
Interest receivable paid-in-kind	(1,142)	384
Prepaid expenses and other assets	(2,929)	(26)
Management fees payable to affiliate	1,135	761
Incentive fees on net investment income payable to affiliate	233	(1,907)
Incentive fees on net capital gains accrued to affiliate	5,083	(7,721)
Payable to affiliate	991	1,281
Other liabilities	3,530	(34,241)
Net Cash Provided by (Used in) Operating Activities	(149,920)	(278,822)
Cash Flows from Financing Activities
Borrowings on debt	1,227,844	1,024,568
Repayments on debt	(1,037,681)	(586,635)
Deferred financing costs	(9,402)	(4,296)
Equity offering expenses	(479)	—
Public offering	89,684	—
Conversion of convertible notes	—	(22,348)
Purchases of treasury stock	—	(3,000)
Dividends paid to stockholders	(115,813)	(115,154)
Net Cash Provided by (Used in) Financing Activities	154,153	293,135
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	4,233	14,313
Cash, cash equivalents, and restricted cash, beginning of period	25,647	15,967
Cash, Cash Equivalents, and Restricted Cash, End of Period	$29,880	$30,280
Supplemental Information:
Interest paid during the period	$88,765	$34,012
Excise and other taxes paid during the period	$2,427	$1,607
Dividends declared during the period	$133,567	$107,879

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$17,753	$23,651
Common stock issued in settlement of convertible notes during the period	$—	$77,642

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At September 30, 2023, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and nine months ended September 30, 2023, the Company recorded a net expense of $0.5 million and $1.8 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2022, the Company recorded a net expense of $0.4 million and $1.5 million, respectively, for U.S. federal excise tax and other taxes.

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

In November 2023, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2024, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2023 the Company incurred expenses of $0.9 million and $2.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in Other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred expenses of $0.8 million and $2.2 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2023 Management Fees (gross of waivers) were $11.9 million and $34.1 million, respectively. For the three and nine months ended September 30, 2022, Management Fees (gross of waivers) were $10.3 million and $29.1 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the

“Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the three and nine months ended September 30, 2023, the Adviser waived Management Fees of $0.3 million and $0.8 million, respectively, pursuant to the Leverage Waiver. For the three and nine months ended September 30, 2022, the Advisor waived Management Fees of $0.2 million pursuant to the Leverage Waiver.

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

For three and nine months ended September 30, 2023, Incentive Fees were $13.7 million and $36.2 million, respectively, of which $11.2 million and $31.1 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2022, Incentive Fees were $7.9 million and $14.8 million, respectively, of which $7.9 million and $22.5 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2023, $2.6 million and $5.1 million, respectively, of Incentive Fees was accrued related to Capital Gains Fees. For the three and nine months ended September 30, 2022, less than ($0.1) million and ($7.7) million, respectively, of Incentive Fees was accrued related to the reversal of Capital Gains Fees. As of September 30, 2023, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

In November 2023, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2024, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,806,313	$2,832,772	$26,459
Second-lien debt investments	48,062	39,940	(8,122)
Mezzanine debt investments	35,994	36,390	396
Equity and other investments	142,292	150,179	7,887
Structured credit investments	52,717	53,996	1,279
Total Investments	$3,085,378	$3,113,277	$27,899

	December 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,529,317	$2,517,894	$(11,423)
Second-lien debt investments	42,743	40,762	(1,981)
Mezzanine debt investments	7,497	10,158	2,661
Equity and other investments	142,103	167,685	25,582
Structured credit investments	53,066	51,426	(1,640)
Total Investments	$2,774,726	$2,787,925	$13,199

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Automotive	2.1%	1.2%
Business Services	14.9%	14.4%
Chemicals	0.8%	0.7%
Communications	3.1%	2.7%
Education	5.0%	5.8%
Financial Services	10.0%	12.8%
Healthcare	9.3%	9.9%
Hotel, Gaming and Leisure	3.9%	4.5%
Human Resource Support Services	10.6%	11.9%
Insurance	0.1%	—
Internet Services	15.7%	13.9%
Manufacturing	2.6%	1.3%
Marketing Services	0.4%	0.4%
Office Products	0.6%	0.7%
Oil, Gas and Consumable Fuels	4.8%	3.9%
Other	3.0%	3.3%
Retail and Consumer Products	10.9%	11.4%
Transportation	2.2%	1.2%
Total	100.0%	100.0%

The geographic composition of investments at fair value at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
United States
Midwest	11.1%	11.6%
Northeast	25.9%	25.4%
South	21.5%	24.3%
West	31.0%	30.7%
Australia	1.9%	2.2%
Canada	4.4%	4.3%
Finland (1)	0.0%	—
Germany	0.3%	0.1%
Luxembourg	0.1%	0.1%
Netherlands	0.1%	—
Norway	0.7%	0.7%
United Kingdom	3.0%	0.6%
Total	100.0%	100.0%

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and nine months ended September 30, 2023 and 2022:

			For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	1/22/2023	$—	$—	$—	$—	$(663)	$431	$(232)
Interest rate swap	11/1/2024	300,000	(5,911)	2,906	(3,005)	(16,744)	8,719	(8,025)
Interest rate swap	11/1/2024	50,000	(1,011)	484	(527)	(2,859)	1,453	(1,406)
Interest rate swap	11/1/2024	2,500	(24)	49	25	(72)	140	68
Interest rate swap	8/1/2026	300,000	(5,651)	1,854	(3,797)	(15,913)	5,563	(10,350)
Interest rate swap	8/14/2028	300,000	(2,909)	2,375	(534)	(2,909)	2,375	(534)
Total		$952,500	$(15,506)	$7,668	$(7,838)	$(39,160)	$18,681	$(20,479)

(1)
As of September 30, 2023, this interest rate swap had either matured or been terminated due to repayment of the underlying investment or security.

			For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	8/1/2022	$115,000	$(427)	$460	$33	$(2,159)	$3,048	$889
Interest rate swap	8/1/2022	50,000	(150)	200	50	(706)	1,325	619
Interest rate swap	8/1/2022	7,500	(23)	30	7	(106)	198	92
Interest rate swap	8/1/2022	27,531	(117)	101	(16)	(730)	474	(256)
Interest rate swap	8/1/2022	2,160	(9)	8	(1)	(57)	37	(20)
Interest rate swap	8/1/2022	42,819	(171)	149	(22)	(1,134)	737	(397)
Interest rate swap	1/22/2023	150,000	(1,620)	1,688	68	(3,591)	5,063	1,472
Interest rate swap	11/1/2024	300,000	(3,374)	2,907	(467)	(7,708)	8,719	1,011
Interest rate swap	11/1/2024	50,000	(589)	484	(105)	(1,356)	1,453	97
Interest rate swap	11/1/2024	2,500	(24)	28	4	(72)	64	(8)
Interest rate swap	8/1/2026	300,000	(3,115)	1,854	(1,261)	(6,894)	5,563	(1,331)
Total		$1,047,510	$(9,619)	$7,909	$(1,710)	$(24,513)	$26,681	$2,168

For the three and nine months ended September 30, 2023, the Company recognized no net unrealized gains/losses and $0.2 million in net unrealized gains, respectively, on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations related to the swap transactions. For the three and nine months ended September 30, 2023, the Company recognized net unrealized gains of $3.3 million and $0.9 million, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, this amount is offset by an increase of $2.5 million and an increase of $4.3 million, respectively, for a change in the carrying value of the 2024 Notes, an increase of $0.3 million and an increase of $0.9 million, respectively, for a change in carrying value of the 2026 Notes and a decrease of $(6.1) million for a change in carrying value of the 2028 Notes.

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

As of September 30, 2023, the swap transactions had a fair value of $(55.9) million which is netted against cash collateral on the Company’s consolidated balance sheet. As of December 31, 2022, the swap transactions had a fair value of $(55.3) million which is netted against cash collateral on the Company’s consolidated balance sheet.

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

As of September 30, 2023, $26.9 million of cash was pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2022, $15.4 million of cash was pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2023 and December 31, 2022:

	Fair Value Hierarchy at September 30, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$1,726	$2,831,046	$2,832,772
Second-lien debt investments	—	—	39,940	39,940
Mezzanine debt investments	—	123	36,267	36,390
Equity and other investments	6,088	10,728	133,363	150,179
Structured credit investments	—	53,996	—	53,996
Total investments at fair value	$6,088	$66,573	$3,040,616	$3,113,277
Interest rate swaps	—	(55,943)	—	(55,943)
Total	$6,088	$10,630	$3,040,616	$3,057,334

	Fair Value Hierarchy at December 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$21,935	$2,495,959	$2,517,894
Second-lien debt investments	—	—	40,762	40,762
Mezzanine debt investments	—	—	10,158	10,158
Equity and other investments	7,498	13,128	147,059	167,685
Structured credit investments	—	51,426	—	51,426
Total investments at fair value	$7,498	$86,489	$2,693,938	$2,787,925
Interest rate swaps	—	(55,314)	—	(55,314)
Total	$7,498	$31,175	$2,693,938	$2,732,611

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2023:

	As of and for the Three Months Ended
	September 30, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,777,390	$39,708	$40,237	$136,186	$2,993,521
Purchases or originations	176,758	—	—	1,062	177,820
Repayments / redemptions	(142,031)	—	(102)	—	(142,133)
Sales Proceeds	—	—	—	(5,380)	(5,380)
Paid-in-kind interest	3,830	207	996	—	5,033
Net change in unrealized gains (losses)	10,480	1	(2,373)	(4,371)	3,737
Net realized gains (losses)	(173)	—	—	3,366	3,193
Net amortization of discount on securities	4,792	24	9	—	4,825
Transfers within Level 3	—	—	(2,500)	2,500	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,831,046	$39,940	$36,267	$133,363	$3,040,616

	As of and for the Nine Months Ended
	September 30, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,495,959	$40,762	$10,158	$147,059	$2,693,938
Purchases or originations	594,216	4,850	29,806	3,122	631,994
Repayments / redemptions	(318,424)	—	(102)	—	(318,526)
Sales Proceeds	—	—	—	(11,188)	(11,188)
Paid-in-kind interest	10,127	401	1,139	—	11,667
Net change in unrealized gains (losses)	37,626	(6,140)	(2,270)	(17,299)	11,917
Net realized gains (losses)	(198)	—	—	8,438	8,240
Net amortization of discount on securities	11,740	67	36	—	11,843
Transfers within Level 3	—	—	(2,500)	2,500	—
Transfers into (out of) Level 3	—	—	—	731	731
Balance, End of Period	$2,831,046	$39,940	$36,267	$133,363	$3,040,616

Certain of the Company's investment positions in Copper Bidco, LLC were transferred into Level 3 from Level 2 for fair value measurement purposes during the nine months ended September 30, 2023, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

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

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2023 and 2022:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2023 on	September 30, 2022 on
	Investments Held at	Investments Held at
	September 30, 2023	September 30, 2022
First-lien debt investments	$11,306	$(8,880)
Second-lien debt investments	1	(344)
Mezzanine debt investments	411	(494)
Equity and other investments	(1,400)	(3,547)
Total	$10,318	$(13,265)

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2023 on	September 30, 2022 on
	Investments Held at	Investments Held at
	September 30, 2023	September 30, 2022
First-lien debt investments	$40,214	$(39,664)
Second-lien debt investments	(6,140)	(1,629)
Mezzanine debt investments	976	(6,639)
Equity and other investments	(9,947)	797
Total	$25,103	$(47,135)

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2023
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,831,046	Income approach (1)	Discount rate	9.8% — 18.0% (14.5%)	Decrease
Second-lien debt investments	39,940	Income approach (2)	Discount rate	15.5% — 15.5% (15.5%)	Decrease
Mezzanine debt investments	36,267	Income approach (3)	Discount rate	15.0% — 22.5% (15.6%)	Decrease
Equity and other investments	133,363	Market Multiple (4)	Comparable multiple	2.0x — 22.5x (6.8x)	Increase
Total	$3,040,616

(1)
Includes $20.6 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $34.6 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(4)
Includes $10.3 million of equity investments which were valued using an asset valuation waterfall, $2.1 million of equity investments using a Black-Scholes model, and $14.9 million using discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2023 and December 31, 2022, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes, as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2023 Notes	$—	$—	$150,000	$149,640
2024 Notes	347,500	336,716	347,500	332,853
2026 Notes	300,000	264,725	300,000	261,750
2028 Notes	300,000	296,360	—	—
Total	$947,500	$897,801	$797,500	$744,243
(1)
The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2023, the Company had outstanding debt denominated in Australian dollars (AUD) of 66.9 million, British pounds (GBP) of 32.5 million, Canadian dollars (CAD) of 100.2 million, and Euro (EUR) of 37.7 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2023 and December 31, 2022 the Company had $0.2 million and less than $0.1 million, respectively, of letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of September 30, 2023 and December 31, 2022, the Company was in compliance with the terms of the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is SOFR plus 2.54% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2023, and December 31, 2022, the effective hedge interest rate swaps had a fair value of $(15.1) million and $(19.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

During the year ended December 31, 2020, the Company repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. In connection with the repurchase of the 2024 Notes, the Company entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which had the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the remaining principal amount of the 2024 Notes outstanding. As a result of the swap, the Company’s effective interest rate on the outstanding 2024 Notes is SOFR plus 2.54% (on a weighted average basis).

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%.. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022 the effective hedge interest rate swaps had a fair value of $(34.7) million and $(35.7) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

2028 Notes

On August 14, 2023, the Company issued $300.0 million aggregate principal amount of unsecured notes that mature on August 14, 2028 (the “2028 Notes”). The principal amount of the 2028 Notes is payable at maturity. The 2028 Notes bear interest at a rate of 6.95% per year, payable semi-annually commencing on February 14, 2024, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts, offering costs and original issue discount, were $293.9 million. The Company used the net proceeds of the 2028 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2023 the effective hedge interest rate swaps had a fair value of $(6.1) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

For the three and nine months ended September 30, 2023 and 2022, the components of interest expense related to the 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$7,963	$6,929	$18,840	$20,787
Accretion of original issue discount	237	193	623	571
Amortization of deferred financing costs	555	607	1,469	1,801
Total Interest Expense	$8,755	$7,729	$20,932	$23,159

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes. During the three and nine months ended September 30, 2023, the Company received $7.7 million and $18.7 million, respectively, and paid $(15.5) million and $(39.2) million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes. During the three and nine months ended September 30, 2022, the Company received $7.0 million and $20.9 million, respectively, and paid $8.7 million and $19.6 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023 Notes, 2024 Notes and 2026 Notes. These net amounts are reflected in interest expense in the Company’s Consolidated Statements of Operations. See Note 5 for further information about the Company’s interest rate swaps.

As September 30, 2023 and December 31, 2022, the components of the carrying value of the 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes and the stated interest rate were as follows:

	September 30, 2023			December 31, 2022
	2024 Notes	2026 Notes	2028 Notes	2023 Notes	2024 Notes	2026 Notes
Principal amount of debt	$347,500	$300,000	$300,000	$150,000	$347,500	$300,000
Original issue discount, net of accretion	(434)	(1,172)	(1,751)	(1)	(721)	(1,468)
Deferred financing costs	(1,109)	(2,120)	(4,198)	(39)	(1,869)	(2,679)
Fair value of an effective hedge	(15,140)	(34,724)	(6,079)	—	(19,418)	(35,665)
Carrying value of debt	$330,817	$261,984	$287,972	$149,960	$325,492	$260,188
Stated interest rate	3.88%	2.50%	6.95%	4.50%	3.88%	2.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of December 31, 2022, the Company’s swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes was three month LIBOR plus 1.99%, 2.28% (on a weighted average basis), and 1.91%, respectively. On September 25, 2023, the Company’s swap-adjusted interest rate on the 2024 Notes and 2026 Notes transitioned to SOFR plus 2.54% (on a weighted average basis), and SOFR plus 2.17%, respectively. As of September 30, 2023, the Company's swap-adjusted interest rate on the 2024 Notes, 2026 Notes and 2028 Notes was SOFR plus 2.54% (on a weighted average basis), 2.17%, and 2.99%, respectively.

As of September 30, 2023, the Company was in compliance with the terms of the indentures governing the 2024 Notes, 2026 Notes and 2028 Notes. As of December 31, 2022, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 187.3% and 188.6%, respectively.

Debt obligations consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,710,000	$758,247	$951,572	$742,237
2024 Notes	347,500	347,500	—	330,817
2026 Notes	300,000	300,000	—	261,984
2028 Notes	300,000	300,000	—	287,972
Total Debt	$2,657,500	$1,705,747	$951,572	$1,623,010

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes and 2028 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $16.0 million, $1.5 million, $3.3 million and $5.9 million, respectively.
(3)
The carrying values of the 2024 Notes, 2026 Notes and 2028 Notes are presented inclusive of an incremental $(15.1) million, $(34.7) million and $(6.1) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes and 2028 Notes, each resulting from a hedge accounting relationship.

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

For the three and nine months ended September 30, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$24,752	$14,632	$69,073	$34,439
Commitment fees	803	892	2,070	3,268
Amortization of deferred financing costs	1,413	1,424	3,725	4,306
Accretion of original issue discount	237	193	623	571
Swap settlement	7,837	1,710	20,480	(2,168)
Total Interest Expense	$35,042	$18,851	$95,971	$40,416
Average debt outstanding (in millions)	$1,730.8	$1,490.9	$1,671.8	$1,287.1
Weighted average interest rate	7.5%	4.4%	7.1%	3.3%

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

As of September 30, 2023 and December 31, 2022, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$221	$—
Alpha Midco, Inc. - Delayed Draw	630	910
American Achievement, Corp. - Revolver	2,403	2,403
Arrow Buyer, Inc. - Delayed Draw	7,645	—
ASG II, LLC - Delayed Draw	4,307	6,952
Avalara, Inc. - Revolver	3,864	3,864
Axonify, Inc. - Delayed Draw	4,193	6,113
Banyan Software Holdings, LLC - Delayed Draw	20,000	—
Bayshore Intermediate #2, L.P. - Revolver	1,918	1,618
BCTO Ace Purchaser, Inc. - Delayed Draw	1,733	6,556
BCTO Bluebill Buyer, Inc. - Delayed Draw	5,586	—
Bear OpCo, LLC - Delayed Draw	1,543	2,606
BlueSnap, Inc. - Delayed Draw & Revolver	2,500	2,500
BTRS Holdings, Inc. - Delayed Draw & Revolver	7,239	8,638
Carlstar Group, LLC - Revolver	8,500	8,500
Cordance Operations, LLC - Delayed Draw & Revolver	3,494	12,093
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	—
CrunchTime Information Systems, Inc. - Delayed Draw	154	7,101
Disco Parent, Inc. - Revolver	455	—
Dye & Durham Corp. - Delayed Draw & Revolver	2,015	6,280
EDB Parent, LLC - Delayed Draw	13,142	18,037
Edge Bidco B.V. - Delayed Draw & Revolver	1,312	—
Elysian Finco Ltd. - Delayed Draw & Revolver	5,180	6,792
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8,390	8,816
EMS Linq, Inc. - Revolver	8,784	8,784
Erling Lux Bidco SARL - Delayed Draw & Revolver	3,052	5,618
ExtraHop Networks, Inc. - Delayed Draw	11,838	17,050
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3,425	3,425
G Treasury SS, LLC - Delayed Draw	—	3,400
Galileo Parent, Inc. - Revolver	5,625	—
Hirevue, Inc. - Revolver	6,887	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2,025	2,041
Ibis Intermediate Co. - Delayed Draw	6,338	6,338
IRGSE Holding Corp. - Revolver	248	253
Kyriba Corp. - Delayed Draw & Revolver	45	45
Laramie Energy, LLC - Delayed Draw	7,683	—
LeanTaaS Holdings, Inc. - Delayed Draw	39,587	47,218
Lithium Technologies, LLC - Revolver	—	1,979
Lucidworks, Inc. - Delayed Draw	833	833
Marcura Equities LTD - Delayed Draw & Revolver	11,667	—
Murchison Oil and Gas, LLC - Delayed Draw	3,257	9,772
Netwrix Corp. - Delayed Draw & Revolver	12,568	13,881
Neuintel, LLC - Delayed Draw	—	4,200
OutSystems Luxco SARL - Delayed Draw	2,120	2,137
PageUp People, Ltd. - Delayed Draw & Revolver	—	5,764
Passport Labs, Inc. - Delayed Draw & Revolver	2,778	2,778
Ping Identity Holding Corp. - Revolver	2,273	2,273
PrimePay Intermediate, LLC - Delayed Draw	—	2,474
PrimeRevenue, Inc. - Delayed Draw & Revolver	6,250	6,250
Project44, Inc. - Delayed Draw	19,861	19,861
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	5,994	—
ReliaQuest Holdings, LLC - Delayed Draw	10,009	22,752
SkyLark UK DebtCo - Delayed Draw & Revolver	12,186	—
SL Buyer Corp. - Delyaed Draw	13,175	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	13,989	26,576
TRP Assets, LLC - Delayed Draw & Membership Interest	1,000	7,806
WideOrbit, Inc. - Revolver	—	4,756
Wrangler TopCo, LLC - Revolver	424	—
Total Portfolio Company Commitments (1)(2)	$327,154	$338,043

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

Other Commitments and Contingencies

As of September 30, 2023 the Company had an unfunded commitment of EUR 0.9 million to a new borrower that is not a current portfolio company. As of December 31, 2022 the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023 and December 31, 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2023 and 2022. All shares issued to stockholders in the tables below are newly issued shares.

	Nine Months Ended
	September 30, 2023
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	61,590
February 16, 2023	Base	March 15, 2023	March 31, 2023	300,988
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	23,686
May 8, 2023	Base	June 15, 2023	June 30, 2023	290,680
August 3, 2023	Supplemental	August 31, 2023	September 20, 2023	35,504
August 3, 2023	Base	September 15, 2023	September 29, 2023	269,763
Total Shares Issued				982,211

	Nine Months Ended
	September 30, 2022
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 2, 2021	Base	December 15, 2021	January 14, 2022	233,542
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	65,596
February 17, 2022	Base	March 15, 2022	April 18, 2022	239,376
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	29,459
May 3, 2022	Base	June 15, 2022	July 15, 2022	294,337
August 2, 2022	Base	September 15, 2022	September 30, 2022	357,530
Total Shares Issued				1,219,840

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

During the three and nine months ended September 30, 2023, no shares were repurchased. During the three and nine months ended September 30, 2022, the Company repurchased 180,542 shares at a weighted average share price of $16.62 inclusive of commissions, for a total cost of $3.0 million.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Earnings per common share—basic and diluted
Numerator for basic earnings per share	$64,820	$34,431	$170,862	$61,791
Denominator for basic weighted average shares	87,251,340	79,476,419	84,313,169	77,250,889
Earnings per common share—basic and diluted	$0.74	$0.43	$2.03	$0.80

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	$0.09
February 16, 2023	Base	March 15, 2023	March 31, 2023	0.46
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	0.04
May 8, 2023	Base	June 15, 2023	June 30, 2023	0.46
August 3, 2023	Supplemental	August 31, 2023	September 20, 2023	0.06
August 3, 2023	Base	September 15, 2023	September 29, 2023	0.46
Total Dividends Declared				$1.57

	Nine Months Ended
	September 30, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	$0.11
February 17, 2022	Base	March 15, 2022	April 18, 2022	0.41
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	0.04
May 3, 2022	Base	June 15, 2022	July 15, 2022	0.41
August 2, 2022	Base	September 15, 2022	September 30, 2022	0.42
Total Dividends Declared				$1.39

The dividends declared during the nine months ended September 30, 2023 and 2022 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2023 and 2022.

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Per Share Data (8)
Net asset value, beginning of period	$16.48	$16.84

Net investment income (1)	1.68	1.47
Net realized and unrealized gain (loss) (1)	0.35	(0.67)
Total from operations	2.03	0.80
Issuance of common stock, net of offering costs (2)	0.03	0.04
Settlement of 2022 Convertible Notes (2)	—	0.08
Repurchase of common stock (2)	—	(0.01)
Dividends declared from net investment income (2)	(1.57)	(1.39)
Total increase (decrease) in net assets	0.49	(0.48)
Net Asset Value, End of Period	$16.97	$16.36
Per share market value at end of period	$20.44	$16.34
Total return based on market value with reinvestment of dividends (3)	23.65%	-24.69%
Total return based on market value (4)	25.14%	-24.20%
Total return based on net asset value (5)	12.49%	5.43%
Shares Outstanding, End of Period	87,546,498	81,170,965
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets (7)	16.71%	9.92%
Ratio of net investment income to average net assets	13.39%	11.82%
Portfolio turnover	16.12%	21.31%
Net assets, end of period	$1,485,822	$1,328,052

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the nine months ended September 30, 2023 and 2022. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 16.79% and 9.94%, respectively, for the nine months ended September 30, 2023 and 2022.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2023.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2023, we have originated more than $28.6 billion aggregate principal amount of investments and retained approximately $9.8 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2023, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 92.8% of our total investments based on fair value, had weighted average annual revenue of $209.0 million and weighted average annual EBITDA of $69.2 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2023, the largest single investment based on fair value represented 2.5% of our total investment portfolio.

As of September 30, 2023, the average investment size in each of our portfolio companies was approximately $23.8 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments the average investment in our remaining portfolio companies was approximately $34.4 million as of September 30, 2023.

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

As of September 30, 2023, the largest industry represented 15.7% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2023, approximately 92.3% of our portfolio was invested in secured debt, including 91.0% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the three months ended September 30, 2023, the weighted average term on new investment commitments in new portfolio companies was 6.2 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2023, we had call protection on 81.6% of our debt investments based on fair value, with weighted average call prices of 107.1% for the first year, 103.5% for the second year and 101.2% for the third year, in each case from the date of the initial investment. As of September 30, 2023, 99.7% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $70 billion of assets under management as of September 30, 2023. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 560 investment and operating professionals. As of September 30, 2023, sixty-seven (67) of these personnel are dedicated to direct lending, including fifty-three (53) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of September 30, 2023, 99.7% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2023, 4.5% and 4.0%, respectively, of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, 2024 Notes, 2026 Notes and 2028 Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of September 30, 2023, our portfolio based on fair value consisted of 91.0% first-lien debt investments, 1.3% second-lien investments, 1.2% mezzanine debt investments, 4.8% equity and other investments and 1.7% structured credit investments. As of December 31, 2022, our portfolio based on fair value consisted of 90.3% first-lien debt investments, 1.5% second-lien debt investments, 0.4% mezzanine debt investments, 6.0% equity and other investments and 1.8% structured credit investments.

As of September 30, 2023 and December 31, 2022, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 14.2% and 13.5%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 14.3% and 13.4%, respectively.

As of September 30, 2023 and December 31, 2022, we had investments in 131 portfolio companies (including 42 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) and 121 portfolio companies (including 43 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment), respectively, with an aggregate fair value of $3,113.3 million and $2,787.9 million, respectively.

For the three months ended September 30, 2023, the principal amount of new investments funded was $151.6 million in eight new portfolio companies and two existing portfolio companies. For this period, we had $158.9 million aggregate principal amount in exits and repayments.

For the three months ended September 30, 2022, the principal amount of new investments funded was $274.4 million in 25 new portfolio companies and six existing portfolio companies. For this period, we had $15.8 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended September 30, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2023	September 30, 2022
New investment commitments:
Gross originations (1)	$1,004.2	$1,910.1
Less: Syndications/sell downs (1)	798.4	1,525.5
Total new investment commitments	$205.8	$384.6
Principal amount of investments funded:
First-lien	$151.0	$239.6
Second-lien	—	—
Mezzanine	0.2	—
Equity and other	0.4	8.1
Structured Credit	—	26.7
Total	$151.6	$274.4
Principal amount of investments sold or repaid:
First-lien	$152.5	$15.8
Second-lien	—	—
Mezzanine	—	—
Equity and other	3.6	—
Structured Credit	2.8	—
Total	$158.9	$15.8
Number of new investment commitments in new portfolio companies	8	25
Average new investment commitment amount in new portfolio companies	$24.8	$14.2
Weighted average term for new investment commitments in new portfolio companies (in years)	6.2	6.1
Percentage of new debt investment commitments at floating rates	98.7%	97.0%
Weighted average interest rate of new investment commitments	12.9%	10.4%
Weighted average spread over reference rate of new floating rate investment commitments	7.7%	7.8%
Weighted average interest rate on investments fully sold or paid down	13.0%	12.0%

(1)
Includes affiliates of Sixth Street

As of September 30, 2023 and December 31, 2022, our investments consisted of the following:

	September 30, 2023		December 31, 2022
($ in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
First-lien debt investments	$2,832.8	$2,806.3	$2,517.9	$2,529.3
Second-lien debt investments	39.9	48.1	40.8	42.7
Mezzanine debt investments	36.4	36.0	10.1	7.5
Equity and other investments	150.2	142.3	167.7	142.1
Structured credit investments	54.0	52.7	51.4	53.1
Total	$3,113.3	$3,085.4	$2,787.9	$2,774.7

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,092.6	99.3%	$2,787.7	100.0%
Non-accrual (1)	20.7	0.7	0.2	0.0
Total	$3,113.3	100.0%	$2,787.9	100.0%

	September 30, 2023		December 31, 2022
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,057.2	99.1%	$2,772.8	99.9%
Non-accrual (1)	28.2	0.9	1.9	0.1
Total	$3,085.4	100.0%	$2,774.7	100.0%

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
The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities (1)	14.2%	13.5%
Weighted average interest rate of debt and income producing securities	13.7%	13.1%
Weighted average spread over reference rate of all floating rate investments	8.4%	8.7%

(1)
Weighted average total portfolio yield at fair value was 13.5% at September 30, 2023 and 12.8% at December 31, 2022.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2023 and December 31, 2022. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2023		December 31, 2022
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$2,759.3	88.6%	$2,472.8	88.7%
2	232.4	7.5	293.6	10.5
3	100.9	3.2	21.3	0.8
4	—	—	—	—
5	20.7	0.7	0.2	0.0
Total	$3,113.3	100.0%	$2,787.9	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total investment income	$114.4	$77.8	$318.5	$209.2
Less: Net expenses	64.0	40.3	175.0	94.0
Net investment income before income taxes	50.4	37.5	143.5	115.2
Less: Income taxes, including excise taxes	0.5	0.4	1.8	1.5
Net investment income	49.9	37.1	141.7	113.7
Net realized gains (losses) (1)	5.1	2.4	11.8	16.5
Net change in unrealized gains (losses) (1)	9.8	(5.1)	17.4	(68.4)
Net increase (decrease) in net assets resulting from operations	$64.8	$34.4	$170.9	$61.8

(1)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest from investments	$109.3	$75.1	$305.1	$201.7
Dividend income	0.8	0.0	2.2	1.4
Other income	4.3	2.7	11.2	6.1
Total investment income	$114.4	$77.8	$318.5	$209.2

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $75.1 million for the three months ended September 30, 2022 to $109.3 million for the three months ended September 30, 2023. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the period ended September 30, 2023 compared to the same period in 2022 and a larger average portfolio size for the period ended September 30, 2023 compared to the same period in 2022. Accelerated amortization of upfront fees, which were primarily from unscheduled paydowns, increased from $0.1 million for the three months ended September 30, 2022 to $1.6 million for the three months ended September 30, 2023. Prepayment fees increased from $0.3 million for the three months ended September 30, 2022 to $0.9 million for the three months ended September 30, 2023. Accelerated amortization of upfront fees and prepayment fees primarily resulted from a partial paydown on one portfolio investment and earning prepayment fees on one portfolio investment during the three months ended September 30, 2022 and from full paydowns on three portfolio investments, partial paydowns on eight portfolio investments and earning prepayment fees on six portfolio investments during the three months ended September 30, 2023. Other income increased from $2.7 million for the three months ended September 30, 2022 to $4.3 million for the three months ended September 30, 2023, primarily due to increased amendment fees during the three months ended September 30, 2023 compared to the same period in 2022.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $201.7 million for the nine months ended September 30, 2022 to $305.1 million for the nine months ended September 30, 2023. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the period ended September 30, 2023 compared to the same period in 2022 and a larger average portfolio size for the period ended September 30, 2023 compared to the same period in 2022. Accelerated amortization of upfront fees from unscheduled paydowns decreased from $3.6 million for the nine months ended September 30, 2022 to $2.8 million for the nine months ended September 30, 2023. Prepayment fees decreased from $6.9 million for the nine months ended September 30, 2022 to $2.3 million for the nine months ended September 30, 2023. Accelerated amortization of upfront fees and prepayment fees primarily resulted from full paydowns on seven portfolio investments, partial paydowns on eight portfolio investments, a partial realization of one portfolio investment, a realization of one portfolio investments and earning prepayment fees on nine portfolio investments during the nine months ended September 30, 2022 and full paydowns on seven portfolio investments, partial paydowns on 12 portfolio investments, a partial realization of three portfolio investments and earning prepayment fees on eight portfolio investments during the nine months ended September 30, 2023. Other income increased from $6.1 million for the nine months ended September 30, 2022 to $11.2 million for the nine months ended September 30, 2023, primarily due to increased amendment and miscellaneous fees earned during the nine months ended September 30, 2023 compared to the same period in 2022.

Expenses

Operating expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest	$35.0	$18.9	$96.0	$40.4
Management fees (net of waivers)	11.7	10.1	33.2	28.9
Incentive fees related to pre-incentive fee net investment income (net of waivers)	11.2	7.9	31.1	22.5
Incentive fees related to realized/unrealized capital gains	2.6	—	5.1	(7.7)
Professional fees	1.9	2.0	5.4	5.3
Directors fees	0.2	0.2	0.6	0.6
Other general and administrative	1.4	1.2	3.6	4.0
Net Expenses	$64.0	$40.3	$175.0	$94.0

Interest

Interest expense, including other debt financing expenses, increased from $18.9 million for the three months ended September 30, 2022 to $35.0 million for the three months ended September 30, 2023. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,490.9 million for the three months ended September 30, 2022 to $1,730.8 million for the three months ended September 30, 2023. The average interest rate on our debt outstanding increased from 4.4% for the three months ended September 30, 2022 to 7.5% for the three months ended September 30, 2023.

Interest expense, including other debt financing expenses, increased from $40.4 million for the nine months ended September 30, 2022 to $96.0 million for the nine months ended September 30, 2023. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,287.1 million for the nine months ended September 30, 2022 to $1,671.8 million for the nine months ended September 30, 2023. The average interest rate on our debt outstanding increased from 3.3% for the nine months ended September 30, 2022 to 7.1% for the nine months ended September 30, 2023.

Management Fees

Management Fees (gross of waivers) increased from $10.3 million for the three months ended September 30, 2022 to $11.9 million for the three months ended September 30, 2023 due to an increase in average assets for the three months ended September 30, 2023 compared to the same period in 2022. Management Fees (net of waivers) increased from $10.1 million for the three months ended September 30, 2022 to $11.7 million for the three months ended September 30, 2023. The Adviser waived Management Fees of $0.3 million for the three months ended September 30, 2023 pursuant to the Leverage Waiver. The Adviser waived Management Fees of $0.2 million for the three months ended September 30, 2022 pursuant to the Leverage Waiver.

Management Fees (gross of waivers) increased from $29.1 million for the nine months ended September 30, 2022 to $34.1 million for the nine months ended September 30, 2023 due to an increase in average assets for the nine months ended September 30, 2023 compared to the same period in 2022. Management Fees (net of waivers) increased from $28.9 million for the nine months ended September 30, 2022 to $33.2 million for the nine months ended September 30, 2023. The Adviser waived Management Fees of $0.8 million for the nine months ended September 30, 2023 pursuant to the Leverage Waiver. The Adviser waived Management Fees of $0.2 million for the nine months ended September 30, 2022 pursuant to the Leverage Waiver.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $7.9 million for the three months ended September 30, 2022 to $11.2 million for the three months ended September 30, 2023. This increase resulted from an increase in reference rates for the three months ended September 30, 2023 and a larger average portfolio size for the period ended September 30, 2023 compared to the same period in 2022. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended September 30, 2023 or 2022. For the three months ended September 30, 2022, less than $(0.1) million of Incentive Fees were accrued related to the reversal of Capital Gains Fees. For the three months ended September 30, 2023, $2.6 million of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2023, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income increased from $22.5 million for the nine months ended September 30, 2022 to $31.1 million for the nine months ended September 30, 2023. This increase resulted from an increase in reference rates for the nine months ended September 30, 2023 and a larger average portfolio size for the period ended September 30, 2023 compared to the same period in 2022. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the nine months ended September 30, 2023 or 2022. For the nine months ended September 30, 2022, $(7.7) million of Incentive Fees were accrued related to the reversal of Capital Gains Fees. For the nine months ended September 30, 2023, $5.1 million of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2023, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $2.0 million for the three months ended September 30, 2022 to $1.9 million for the three months ended September 30, 2023. Other general and administrative expenses increased from $1.2 million for the three months ended September 30, 2022 to $1.4 million for the three months ended September 30, 2023.

Professional fees increased from $5.3 million for the nine months ended September 30, 2022 to $5.4 million for the nine months ended September 30, 2023. Other general and administrative expenses decreased from $4.0 million for the nine months ended September 30, 2022 to $3.6 million for the nine months ended September 30, 2023.

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

For the three and nine months ended September 30, 2023, we recorded a net expense of $0.5 million and $1.8 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2022, we recorded a net expense of $0.4 million and $1.5 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized gains (losses) on investments	$5.3	$0.3	$11.8	$14.4
Net realized gains (losses) on foreign currency transactions	(0.1)	(0.2)	0.0	(0.2)
Net realized gains (losses) on foreign currency investments	(0.2)	—	(0.2)	0.1
Net realized gains (losses) on foreign currency borrowings	0.1	(0.0)	0.2	(0.1)
Net realized gains (losses) on interest rate swaps	—	2.3	—	2.3
Net Realized Gains (Losses)	$5.1	$2.4	$11.8	$16.5

Change in unrealized gains on investments	$24.6	$12.6	$56.3	$23.0
Change in unrealized (losses) on investments	(20.3)	(24.3)	(41.6)	(99.3)
Net Change in Unrealized Gains (Losses) on Investments	$4.3	$(11.7)	$14.7	$(76.3)

Unrealized gains (losses) on foreign currency borrowings	5.6	9.2	2.8	15.1
Unrealized gains (losses) on foreign currency cash	(0.1)	(0.0)	(0.3)	(0.0)
Unrealized gains (losses) on interest rate swaps	—	(2.6)	0.2	(7.2)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$5.5	$6.6	$2.7	$7.9

Net Change in Unrealized Gains (Losses)	$9.8	$(5.1)	$17.4	$(68.4)

For the three and nine months ended September 30, 2023, we had net realized gains on investments of $5.3 million and $11.8 million, respectively, primarily driven by two investment and three investments, respectively. For the three and nine months ended September 30, 2023, we had net realized losses of $0.1 million and net realized gains of less than $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2023, we had net realized losses of $0.2 million and $0.2 million, respectively, on foreign currency investments. For the three and nine months ended September 30, 2023, we had net realized gains of $0.1 million and $0.2 million, respectively, on foreign currency borrowings, primarily as a result of payments on our revolving credit facility.

For the three months ended September 30, 2023, we had $24.6 million in unrealized gains on 97 portfolio company investments, which was offset by $20.3 million in unrealized losses on 40 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments. For the nine months ended September 30, 2023, we had $56.3 million in unrealized gains on 117 portfolio company investments, which was offset by $41.6 million in unrealized losses on 25 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments.

For the three and nine months ended September 30, 2023, we had unrealized gains on foreign currency borrowings of $5.6 million and $2.8 million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR and GBP exchange rates. For the three and nine months ended September 30, 2023, we had unrealized losses on foreign currency cash of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2023, we had no unrealized gains (losses) and $0.2 million of unrealized gains, respectively, on interest rate swaps not designated in a hedge accounting relationship, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2023, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.5% (based on total capital invested of $6.9 billion and total proceeds from these exited investments of $8.7 billion). Ninety percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the nine months ended September 30, 2023 and 2022, we had $2.9 million and $15.1 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the nine months ended September 30, 2023 and 2022. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2023. See our consolidated schedule of investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 187.3% and 188.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2023, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2023, we had approximately $1.0 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2023, we had $29.9 million in cash and cash equivalents, including $26.9 million of restricted cash, an increase of $4.2 million from December 31, 2022. During the nine months ended September 30, 2023, cash used in operating activities was $149.9 million, primarily attributable to funding portfolio investments of $634.9 million and other operating activities of $46.2 million, which was offset by repayments and proceeds from investments of $360.3 million and an increase in net assets resulting from operations of $170.9 million. Cash provided by financing activities was $154.2 million during the period due to borrowings of $1,227.8 million and proceeds from the issuance of common stock $89.2 million, which was offset by paydowns on our debt of $1,037.7 million, dividends paid to stockholders of $115.8 million and deferred financing costs of $9.4 million.

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

On August 1, 2022, we issued a total of 4,360,125 share of common stock, or $77.6 million, as settlement for the conversion of $79.2 million principal amount of the 2022 Convertible Notes.

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

During the nine months ended September 30, 2023 and 2022, we also issued 982,211 and 1,219,840 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $17.8 million and $23.7 million, respectively.

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

During the three and nine months ended September 30, 2022, we repurchased 180,542 shares at a weighted average share price of $16.62 inclusive of commissions, for a total cost of $3.0 million. No shares were repurchased during the nine months ended September 30, 2023.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2023, we had outstanding debt denominated in Australian Dollars (AUD) of 66.9 million, British pounds (GBP) of 32.5 million, Canadian Dollars (CAD) of 100.2 million, and Euro (EUR) of 37.7 million on our Revolving Credit Facility, included in the outstanding principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of September 30, 2023 and December 31, 2022 the Company had $0.2 million and less than $0.1 million letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and reopening of the 2024 Notes, we entered into interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, our effective interest rate on the 2024 Notes is SOFR plus 2.54% (on a weighted average basis).

During the year ended December 31, 2020, we repurchased on the open market and extinguished $2.5 million in aggregate principal amount of the 2024 Notes for $2.4 million. These repurchases resulted in a gain on extinguishment of debt of less than $0.1 million. This gain is included in the extinguishment of debt in the accompanying Consolidated Statements of Operations. In connection with the repurchase of the 2024 Notes, we entered into a floating-to-fixed interest rate swap with a notional amount equal to the amount of 2024 Notes repurchased, which had the effect of reducing the notional exposure of the fixed-to-floating interest rate swaps, which were entered into in connection with the issuance of the 2024 Notes, to match the remaining principal amount of the 2024 Notes outstanding. As a result of the swap, our effective interest rate on the outstanding 2024 Notes is SOFR plus 2.54% (on a weighted average basis).

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

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes SOFR plus 2.17%.

2028 Notes

On August 14, 2023, we issued $300.0 million aggregate principal amount of unsecured notes that mature on August 14, 2028 (the “2028 Notes”). The principal amount of the 2028 Notes is payable at maturity. The 2028 Notes bear interest at a rate of 6.95% per year, payable semi-annually commencing on February 14, 2024, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts, offering costs and original issue discount, were $293.9 million. We used the net proceeds of the 2028 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2028 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, our effective interest rate on the 2028 Notes is SOFR plus 2.99%.

Debt obligations consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,710.0	$758.2	$951.6	$742.2
2024 Notes	347.5	347.5	—	330.8
2026 Notes	300.0	300.0	—	262.0
2028 Notes	300.0	300.0	—	288.0
Total Debt	$2,657.5	$1,705.7	$951.6	$1,623.0

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes and 2028 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $16.0 million, $1.5 million, $3.3 million and $5.9 million, respectively.
(3)
The carrying values of the 2024 Notes, 2026 Notes and 2028 Notes are presented inclusive of an incremental $(15.1) million, $(34.7) million and $(6.1) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes and 2028 Notes, each resulting from a hedge accounting relationship.

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

As of September 30, 2023 and December 31, 2022, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2023 and December 31, 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$—
Alpha Midco, Inc. - Delayed Draw	0.6	0.9
American Achievement, Corp. - Revolver	2.4	2.4
Arrow Buyer, Inc. - Delayed Draw	7.6	—
ASG II, LLC - Delayed Draw	4.3	7.0
Avalara, Inc. - Revolver	3.9	3.9
Axonify, Inc. - Delayed Draw	4.2	6.1
Banyan Software Holdings, LLC - Delayed Draw	20.0	—
Bayshore Intermediate #2, L.P. - Revolver	1.9	1.6
BCTO Ace Purchaser, Inc. - Delayed Draw	1.7	6.6
BCTO Bluebill Buyer, Inc. - Delayed Draw	5.6	—
Bear OpCo, LLC - Delayed Draw	1.5	2.6
BlueSnap, Inc. - Delayed Draw & Revolver	2.5	2.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	7.2	8.6
Carlstar Group, LLC - Revolver	8.5	8.5
Cordance Operations, LLC - Delayed Draw & Revolver	3.5	12.0
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	—
CrunchTime Information Systems, Inc. - Delayed Draw	0.2	7.1
Disco Parent, Inc. - Revolver	0.5	—
Dye & Durham Corp. - Delayed Draw & Revolver	2.0	6.3
EDB Parent, LLC - Delayed Draw	13.1	18.0
Edge Bidco B.V. - Delayed Draw & Revolver	1.3	—
Elysian Finco Ltd. - Delayed Draw & Revolver	5.2	6.8
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8.4	8.8
EMS Linq, Inc. - Revolver	8.8	8.8
Erling Lux Bidco SARL - Delayed Draw & Revolver	3.1	5.6
ExtraHop Networks, Inc. - Delayed Draw	11.8	17.1
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3.4	3.4
G Treasury SS, LLC - Delayed Draw	—	3.3
Galileo Parent, Inc. - Revolver	5.6	—
Hirevue, Inc. - Revolver	6.9	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.0	2.0
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IRGSE Holding Corp. - Revolver	0.2	0.3
Kyriba Corp. - Delayed Draw & Revolver	0.0	—
Laramie Energy, LLC - Delayed Draw	7.7	—
LeanTaaS Holdings, Inc. - Delayed Draw	39.6	47.2
Lithium Technologies, LLC - Revolver	—	2.0
Lucidworks, Inc. - Delayed Draw	0.8	0.8
Marcura Equities LTD - Delayed Draw & Revolver	11.7	—
Murchison Oil and Gas, LLC - Delayed Draw	3.3	9.8
Netwrix Corp. - Delayed Draw & Revolver	12.6	13.9
Neuintel, LLC - Delayed Draw	—	4.2
OutSystems Luxco SARL - Delayed Draw	2.2	2.1
PageUp People, Ltd. - Delayed Draw & Revolver	—	5.8
Passport Labs, Inc. - Delayed Draw & Revolver	2.8	2.8
Ping Identity Holding Corp. - Revolver	2.3	2.3
PrimePay Intermediate, LLC - Delayed Draw	—	2.5
PrimeRevenue, Inc. - Delayed Draw & Revolver	6.3	6.3
Project44, Inc. - Delayed Draw	19.9	19.9
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6.0	—
ReliaQuest Holdings, LLC - Delayed Draw	10.0	22.7
SkyLark UK DebtCo - Delayed Draw & Revolver	12.2	—
SL Buyer Corp. - Delyaed Draw	13.2	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	14.0	26.6
TRP Assets, LLC - Delayed Draw & Membership Interest	1.0	7.8
WideOrbit, Inc. - Revolver	—	4.8
Wrangler TopCo, LLC - Revolver	0.4	—
Total Portfolio Company Commitments (1)(2)	$327.2	$338.0

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

Other Commitments and Contingencies

As of September 30, 2023 the Company had an unfunded commitment of EUR 0.9 million to a new borrower that is not a current portfolio company. As of December 31, 2022 the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2023 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$758.2	$—	$—	$758.2	$—
2024 Notes	347.5	—	347.5	—	—
2026 Notes	300.0	—	300.0	—	—
2028 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,705.7	$—	$647.5	$1,058.2	$—

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

As of September 30, 2023, 99.7% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2024 Notes, 2026 Notes and 2028 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$88.8	$51.2	$37.6
Up 200 basis points	$59.2	$34.1	$25.1
Up 100 basis points	$29.6	$17.1	$12.5
Down 25 basis points	$(7.4)	$(4.3)	$(3.1)
Down 50 basis points	$(14.8)	$(8.5)	$(6.3)

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

Our credit facilities and indentures governing our indebtedness also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of September 30, 2023, we are in compliance with the covenants of our credit facilities and indentures. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities and indentures. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of September 30, 2023, we had $1,705.7 million of outstanding indebtedness, which had an annualized interest cost of 7.53% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2024 Notes, 2026 Notes and 2028 Notes. As of September 24, 2023, as adjusted to give effect to the interest rate swaps, the interest rate on the 2024 Notes was three-month LIBOR plus 2.28% (on a weighted-average basis), and the interest rate on the 2026 Notes was three-month LIBOR plus 1.91%. On September 25, 2023, the swap-adjusted interest rate on the 2024 Notes and 2026 Notes transitioned to SOFR plus 2.54% (on a weighted average basis), and SOFR plus 2.17%, respectively. On September 30, 2023, the swap-adjusted interest rate on the 2028 Notes was SOFR plus 2.99%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 4.1%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of September 30, 2023

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	-30%	-19.3%	-8.6%	2.0%	12.7%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of September 30, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2023.
(2)
In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at September 30, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 7.53% by the approximately $1,705.7 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at September 30, 2023 to determine the “Corresponding return to stockholder.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Fourth Supplemental Indenture, dated as of August 14, 2023, between Sixth Street Specialty Lending, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee

(incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 14, 2023)

4.3	Form of 6.950% Note Due 2028 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 14, 2023)
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIXTH STREET SPECIALTY LENDING, INC.

Date: November 2, 2023	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer

Date: November 2, 2023	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer