Form 10-K
period 2023-12-31
Sixth Street Specialty Lending, Inc.
filed 2024-02-15
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price on that date of $18.69 on The New York Stock Exchange, was approximately $1,574,522,738. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 15, 2024 was 87,829,499.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2024 annual meeting of stockholders are incorporated by reference in Part III.

Auditor Firm Id:185 Auditor Name: KPMG LLP Auditor Location: New York, New York

SIXTH STREET SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

In addition to factors previously identified elsewhere in the reports and other documents Sixth Street Specialty Lending, Inc. has filed with the Securities and Exchange Commission, or SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
an economic downturn, could impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in those portfolio companies;
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
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this Annual Report and elsewhere in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.

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

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2023, we have originated approximately $31.5 billion aggregate principal amount of investments and retained approximately $10.0 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2023, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 95.3% of our total investments based on fair value, had weighted average annual revenue of $230.3 million and weighted average annual EBITDA of $79.3 million.

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

As of December 31, 2023, we had investments in 136 portfolio companies (including 42 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment), the average investment size in each of our portfolio companies was approximately $24.1 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments the average investment in our remaining portfolio companies was approximately $34.3 million as of December 31, 2023. The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2023, the largest single investment based on fair value represented 2.6% of our total investment portfolio.

As of December 31, 2023, our portfolio was invested across 18 different industries. The largest industry in our portfolio as of December 31, 2022 was Business Services, which represented, as a percentage of our portfolio, 18.0% of the total portfolio based on fair value.

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

Sixth Street is a global investment business with over $75 billion of assets under management as of December 31, 2023. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 580 investment and operating professionals. As of December 31, 2023, seventy (70) of these personnel are dedicated to direct lending, including fifty-five (55) investment professionals.

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

Under the terms of the Investment Advisory Agreement, the Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we will pay the Adviser the base management fee (the “Management Fee”), and may also pay certain incentive fees (the “Incentive Fees”). For a discussion of the Management Fee and Incentive Fee payable by us to the Adviser, see “Management Agreements—Investment Advisory Agreement; Administration Agreement; License Agreement.” Our Board monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

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

In November 2023, our Board renewed the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2024, and may be extended subject to required approvals.

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

The foundation of our investment philosophy incorporates intensive analysis, a management discipline based on both market technical and fundamental value-oriented research, and consideration of diversification within our portfolio. We follow a rigorous investment process based on:

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

Investments

As of December 31, 2023 and 2022, we had made investments with an aggregate fair value of $3,283.1 million and $2,787.9 million, respectively, in 136 and 121 portfolio companies, respectively.

Investments consisted of the following at December 31, 2023 and 2022:

	December 31, 2023
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,956.1	$2,996.2	$40.1
Second-lien debt investments	51.4	36.0	(15.4)
Mezzanine debt investments	38.0	39.5	1.5
Equity and other investments	152.6	155.6	3.0
Structured credit investments	52.9	55.8	2.9
Total Investments	$3,251.0	$3,283.1	$32.1

	December 31, 2022
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,529.3	$2,517.9	$(11.4)
Second-lien debt investments	42.7	40.8	(1.9)
Mezzanine debt investments	7.5	10.1	2.6
Equity and other investments	142.1	167.7	25.6
Structured credit investments	53.1	51.4	(1.7)
Total Investments	$2,774.7	$2,787.9	$13.2

(1)
Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Automotive	1.3%	1.2%
Business Services	18.0%	14.4%
Chemicals	0.8%	0.7%
Communications	3.3%	2.7%
Education	5.3%	5.8%
Financial Services	11.1%	12.8%
Healthcare	8.9%	9.9%
Hotel, Gaming and Leisure	3.7%	4.5%
Human Resource Support Services	11.2%	11.9%
Insurance	0.1%	—
Internet Services	15.1%	13.9%
Manufacturing	2.5%	1.3%
Marketing Services	0.3%	0.4%
Office Products	0.5%	0.7%
Oil, Gas and Consumable Fuels	4.7%	3.9%
Other	2.9%	3.3%
Pharmaceuticals (1)	—	0.0%
Retail and Consumer Products	8.2%	11.4%
Transportation	2.1%	1.2%
Total	100.0%	100.0%

(1) Value sums to less than 0.1%

We classify the industries of our portfolio companies by end-market (such as Healthcare, and Business Services) and not by the product or services (such as Software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
United States
Midwest	10.7%	11.6%
Northeast	25.4%	25.4%
South	20.7%	24.3%
West	32.0%	30.7%
Australia	1.8%	2.2%
Canada	4.5%	4.3%
Finland (1)	0.0%	—
Germany	0.3%	0.1%
Luxembourg	0.1%	0.1%
Netherlands	0.1%	—
Norway	1.5%	0.7%
United Kingdom	2.9%	0.6%
Total	100.0%	100.0%

(1) Value sums to less than 0.1%

Investment Commitments

As of December 31, 2023 and 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$—
Alpha Midco, Inc. - Delayed Draw	0.5	0.9
American Achievement, Corp. - Revolver	2.4	2.4
Arrow Buyer, Inc. - Delayed Draw	7.6	—
Artisan Bidco, Inc - Revolver	5.7	—
ASG II, LLC - Delayed Draw	3.4	7.0
Avalara, Inc. - Revolver	3.9	3.9
Axonify, Inc. - Delayed Draw	3.4	6.1
Banyan Software Holdings, LLC - Delayed Draw	10.0	—
Bayshore Intermediate #2, L.P. - Revolver	1.9	1.6
BCTO Ace Purchaser, Inc. - Delayed Draw	0.5	6.6
BCTO Bluebill Buyer, Inc. - Delayed Draw	5.1	—
Bear OpCo, LLC - Delayed Draw	1.2	2.6
BlueSnap, Inc. - Revolver	2.5	2.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	5.6	8.6
Carlstar Group, LLC - Revolver	—	8.5
Cordance Operations, LLC - Revolver	2.0	12.0
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	—
CrunchTime Information Systems, Inc. - Delayed Draw	—	7.1
Crewline Buyer, Inc. - Revolver & Partnership Interest	6.1	—
Disco Parent, Inc. - Revolver	0.5	—
Dye & Durham Corp. - Revolver	1.2	6.3
EDB Parent, LLC - Delayed Draw	11.4	18.0
Edge Bidco B.V. - Delayed Draw & Revolver	1.1	—
Elysian Finco Ltd. - Delayed Draw & Revolver	4.7	6.8
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8.9	8.8
EMS Linq, Inc. - Revolver	8.8	8.8
Erling Lux Bidco SARL - Delayed Draw & Revolver	3.2	5.6
ExtraHop Networks, Inc. - Delayed Draw	9.8	17.1
Fullsteam Operations, LLC - Delayed Draw & Revolver	11.2	—
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3.4	3.4
G Treasury SS, LLC - Delayed Draw	—	3.3
Galileo Parent, Inc. - Revolver	6.8	—
Hirevue, Inc. - Revolver	6.9	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.1	2.0
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IRGSE Holding Corp. - Revolver	0.9	0.3
Kangaroo Bidco AS - Delayed Draw	9.4	—
Kyriba Corp. - Delayed Draw & Revolver (1)	2.5	0.0
Laramie Energy, LLC - Delayed Draw	7.7	—
LeanTaaS Holdings, Inc. - Delayed Draw	38.0	47.2
Lithium Technologies, LLC - Revolver	—	2.0
Lucidworks, Inc. - Delayed Draw	0.8	0.8
Marcura Equities LTD - Delayed Draw & Revolver	11.7	—
Murchison Oil and Gas, LLC - Delayed Draw	—	9.8
Netwrix Corp. - Delayed Draw & Revolver	13.1	13.9
Neuintel, LLC - Delayed Draw	—	4.2
OutSystems Luxco SARL - Delayed Draw	2.2	2.1
PageUp People, Ltd. - Delayed Draw & Revolver	—	5.8
Passport Labs, Inc. - Delayed Draw & Revolver	2.8	2.8
Ping Identity Holding Corp. - Revolver	2.3	2.3
PrimePay Intermediate, LLC - Delayed Draw	—	2.5
PrimeRevenue, Inc. - Revolver	6.3	6.3
Project44, Inc. - Delayed Draw	19.9	19.9
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6.3	—
ReliaQuest Holdings, LLC - Delayed Draw, Revolver & Preferred Equity	4.4	22.7
SkyLark UK DebtCo - Delayed Draw	7.1	—
SL Buyer Corp. - Delayed Draw	13.2	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	11.0	26.6
TRP Assets, LLC - Delayed Draw & Membership Interest	1.0	7.8
WideOrbit, Inc. - Revolver	—	4.8
Wrangler TopCo, LLC - Revolver	0.4	—
Total Portfolio Company Commitments (2)(3)	$316.1	$338.0

(1)
Value sums to less than $0.1 million.

(2)
Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(3)
Our estimate of the fair value of the current investments in these portfolio companies includes as analysis of the fair value of any unfunded commitments.

Other Commitments and Contingencies

As of December 31, 2023 and 2022, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2023 and 2022, our asset coverage was 181.6% and 188.6%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Debt obligations consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,710.0	$889.7	$820.2	$874.5
2024 Notes	347.5	347.5	—	335.9
2026 Notes	300.0	300.0	—	270.9
2028 Notes	300.0	300.0	—	299.0
Total Debt	$2,657.5	$1,837.2	$820.2	$1,780.3

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes and 2028 Notes are presented net of deferred financing costs and original issue discounts totaling $15.2 million, $1.2 million, $3.0 million, and $5.7 million, respectively.
(3)
The carrying value of the 2024 Notes, 2026 Notes, and 2028 Notes are presented inclusive of an incremental $(10.4) million $(26.1) million and $4.7 million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes and 2028 Notes, each resulting from a hedge accounting relationship.

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

For the years ended December 31, 2023, December 31, 2022, and December 31 2021, the components of interest expense were as follows:

	Year ended
($ in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$95.5	$49.9	$39.7
Commitment fees	2.9	4.1	4.4
Amortization of deferred financing costs	5.2	5.7	6.1
Accretion of original issue discount	0.9	0.8	0.7
Swap settlement	29.2	2.5	(12.1)
Total Interest Expense	$133.7	$63.0	$38.8
Average debt outstanding	$1,705.6	$1,342.0	$1,223.4
Weighted average interest rate	7.3%	3.9%	2.3%

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
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% U.S. federal excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the excise tax entirely. In that event, we will be liable for the excise tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

No action is required on the part of a registered stockholder to have its cash dividend or other distribution reinvested in our common stock. A registered stockholder is able to elect to receive an entire cash dividend or distribution in cash by notifying Equiniti Trust Company, LLC, the plan administrator and our transfer agent and registrar, in writing, so that notice is received by the plan administrator no later than 10 days prior to the record date for the cash dividend or distributions to the stockholders. The plan administrator has set up an account for shares acquired through the plan for each stockholder who has not elected to receive cash dividends or distributions in cash and hold the shares in non-certificated form.

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

In addition to our Adviser, Sixth Street has a team of over 580 investment and operating professionals. As of December 31, 2023, seventy (70) personnel are dedicated to direct lending, including fifty-five (55) investment professionals.

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

Under the terms of the Investment Advisory Agreement, we pay the Adviser a base management fee (the “Management Fee”) and may also pay certain incentive fees (the “Incentive Fees”).

The Management Fee is calculated at an annual rate of 1.5% based on the average value of our gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. The Management Fee is payable quarterly in arrears.

For each of the years ended December 31, 2023, 2022, and 2021, Management Fees (gross of waivers) were $46.4 million, $39.9 million and $37.1 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the years ended December 31, 2023, 2022 and 2021, Management Fees of $1.2 million, $0.4 million and $0.2 million, respectively, have been waived pursuant to the Leverage Waiver.

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

(ii)
The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from our inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital losses. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. We accrue, but do not pay, a Capital Gains Fee with respect to unrealized capital gains because a Capital Gains Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the initial public offering ("IPO"), the portion of our realized capital gains that accrued prior to March 31, 2014, is subject to an Incentive Fee rate of 15% and the portion of our realized capital gains that accrued beginning April 1, 2014 is subject to an Incentive Fee rate of 17.5%. As of March 31, 2020, there are no remaining investments that were made prior to April 1, 2014, and as a result, the Incentive Fee rate of 17.5% is applicable to any future realized capital gains.

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

For the years ended December 31, 2023, 2022 and 2021, Incentive Fees were $47.0 million, $24.5 million, and $46.6 million, respectively, of which $42.6 million, $33.4 million, and $33.1 million, respectively, were realized and payable to the Adviser. For the years ended December 31, 2023, 2022 and 2021, $4.4 million, $(8.9) million, and $13.5 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2023, these accrued Incentive Fees are not contractually payable to the Adviser. The Adviser did not waive any Incentive Fees for the years ended December 31, 2023, 2022 and 2021.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the years ended

December 31, 2023, 2022, and 2021, we incurred expenses of $3.2 million, $3.1 million, and $4.8 million, respectively, for administrative services payable under the terms of the Administration Agreement, which are included in Other general and administrative expenses.

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2024, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, Sixth Street, and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed the Investment Advisory Agreement in November 2023. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. See “—Senior Securities” for more information. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2023 and 2022, our asset coverage was 181.6% and 188.6% respectively.

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

As of December 31, 2023 and 2022, our asset coverage was 181.6% and 188.6% respectively.

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

We make available on our website (www.sixthstreetspecialtylending.com) our proxy statements, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K that we file with the SEC. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report.

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
•
The effect of geopolitical conflicts and global climate change may impact us and our portfolio companies.

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

As of December 31, 2023, we had $1,837.2 million principal amount of outstanding indebtedness, which had an annualized interest cost of 7.8% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2024 Notes, 2026 Notes and 2028 Notes.

As of December 31, 2023, as adjusted to give effect to the interest rate swaps, the interest rate on the 2024 Notes was three-month SOFR plus 2.54% (on a weighted-average basis), the interest rate on the 2026 Notes was three-month SOFR plus 2.17%, and the interest rate on the 2028 Notes was three-month SOFR plus 2.99%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 4.4%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2023

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	(31.9%)	(20.7%)	(9.6%)	1.6%	12.8%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2023.
(2)
In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average annualized stated interest rate of 7.79% by the approximately $1,837.2 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2023 to determine the “Corresponding return to stockholder.”

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

As of December 31, 2023 and 2022, we elected to retain approximately $91.6 million and $62.8 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded an expense of $2.3 million and $2.2 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

We are exposed to risks associated with changes in interest rates.

The majority of our debt investments are based on floating rates, such as Euro Interbank Offer Rate (“EURIBOR”), Term Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average ("SONIA"), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments.

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

The General Corporation Law of the State of Delaware (the “DGCL”), our amended and restated certificate of incorporation, which we refer to as our certificate of incorporation, and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Among other provisions, we have a staggered board and our directors may be removed for cause only by the affirmative vote of 75% of the holders of our outstanding capital stock. Our Board also is authorized to issue preferred stock in one or more series. In addition, our certificate of incorporation requires the favorable vote of a majority of our Board followed by the favorable vote of the holders of at least 75% of our outstanding shares of common stock, to approve, adopt or authorize certain transactions, including mergers and the sale, lease or exchange of all or any substantial part of our assets with 10% or greater holders of our outstanding common stock and their affiliates or associates, unless the transaction has been approved by at least 80% of our Board, in which case approval by “a majority of the outstanding voting securities” (as defined in the 1940 Act) is required. Our certificate of incorporation further provides that stockholders may not take action by written consent in lieu of a meeting and our bylaws provide that any stockholder action required or permitted at an annual meeting or special meeting of stockholders may only be taken if it is properly brought before such meeting. These provisions may also discourage another person or entity from making a tender offer for our common stock, because such person or entity, even if it acquired a majority of our outstanding voting securities, would be able to take action as a stockholder (such as electing new directors or approving a merger) only at a duly called stockholders’ meeting and not by written consent. We also are subject to Section 203 of the DGCL, which generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. These measures may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders and could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices.

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

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

Risks Related to Economic Conditions

Inflation and global supply chain issues may adversely affect our business.

Inflation and fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company's returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have, and may in the future, lead to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our obligors’ profit margins.

Additionally, the continuing trade dispute between the United States and China, pursuant to which both countries have, among other things, imposed tariffs on one another, has had an adverse economic effect on U.S. markets and international trade more broadly. This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have a material adverse impact on the Company's portfolio investments. For example, existing and any additional supply chain and other laws, regulations, or executive orders by either country that restrict or prohibit transactions or impose requirements or limitations on business could impair the ability of U.S.-based companies (in which the Company is likely to invest) to expand into markets in China and the ability of such companies’ to produce or obtain component parts necessary for production. Also, for the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Company and is portfolio investments.

We are currently operating in a period of disruption, volatility and uncertainty in the capital markets and in the economy generally.

The U.S. capital markets have experienced extreme volatility and disruption in recent years, following the spread of COVID-19 in the United States and globally. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented, and may in the future implement, significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and Israel and Hamas and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, in 2023, Fitch downgraded the federal government’s credit rating from AAA to AA+. Further downgrades or warnings by S&P, Moody’s or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. Also, to the extent uncertainty regarding any economic recovery in Europe and Brexit continue to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

After raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Following recent heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. In 2024, it is possible that the Federal Reserve will raise the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2022 U.S. election, the Democratic Party currently controls the executive branch of government and the Senate, while the Republican Party controls the House of Representatives. The divided U.S. Congress makes passage of legislation that could significantly affect the regulation of U.S. financial markets less likely. Despite the reduced likelihood of congressional action with respect to financial services, areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The United States may also potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

The majority of our debt investments are based on floating rates, such as SOFR, EURIBOR, SONIA, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations.

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

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of Russia’s invasion of Ukraine and the war between Israel and Hamas in the Middle East, among other current events, could have negative impacts on the economies of countries in Europe and elsewhere. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. stockholders free from withholding taxes.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk and interest rate risk related to specific portfolio companies. In addition, in connection with our 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

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

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Our cleared OTC derivatives (such as the interest rate swaps we entered into in connection with certain investments in portfolio companies and our 2024 Notes, 2026 Notes and 2028 Notes) are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared. The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

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
•
fluctuations in base interest rates, such as SOFR, EURIBOR, SONIA, the Federal Funds Rate or the Prime Rate;
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

We have entered into an agreement with Goldman Sachs & Co. LLC, which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman Sachs & Co. LLC, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or May 31, 2024.

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

On August 4, 2015, the Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 15, 2023. Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions.

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

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, Russian President Vladimir Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. The Russian invasion of Ukraine and the war between Israel and Hamas in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

As an externally managed closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, our day-to-day operations are managed by the Adviser, Administrator and our executive officers under the oversight of our Board of Directors. Our executive officers are senior professionals of the Adviser and Sixth Street and each of the Adviser and Administrator is a subsidiary of Sixth Street. As such, we are reliant on Sixth Street for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Sixth Street has provided to us regarding its cybersecurity program that are relevant to us.

Sixth Street maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by us, from anticipated threats or hazards. Sixth Street utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software, among others.

Sixth Street tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Further, Sixth Street engages in cyber incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cyber incident response processes. Tabletop exercises are conducted by Sixth Street’s Technology Risk team in collaboration with outside service providers as appropriate and includes members of Sixth Street’s senior management and Legal/ Compliance team. Learnings from these tabletop exercises and any events that Sixth Street experiences are reviewed, discussed, and incorporated into its cybersecurity framework as appropriate.

In addition to Sixth Street’s internal exercises to test aspects of its cybersecurity program, Sixth Street periodically engages independent third parties to assess the risks associated with its information technology resources and information assets. Among other matters, these third parties analyze data on the interactions of users of Sixth Street’s information technology resources, including employees, and conduct penetration tests and scanning exercises to assess the performance of the cybersecurity systems and processes.

Sixth Street has a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation (including, as appropriate, to our executive officers and other representatives of the Adviser or its affiliates) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually.

Sixth Street maintains a cybersecurity risk management process to identify and mitigate risks that impact the firm. Sixth Street’s Head of Technology Risk periodically discusses and reviews cybersecurity risks and related mitigants with Sixth Street’s Cybersecurity Committee and incorporates relevant cybersecurity risk updates and metrics.

Sixth Street employs a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.

In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For a discussion of how risks from cybersecurity threats affect our business, and our reliance on the Sixth Street and its affiliates in managing these risks, see “Part 1. Item 1A. Risk Factors – Risk Related to our Business – Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition” in this Annual Report on Form 10-K.

Cybersecurity Governance

Sixth Street has a dedicated cybersecurity team, led by its Head of Technology Risk, who works closely with Sixth Street’s Cybersecurity Committee, to develop and advance the firm’s cybersecurity strategy, which applies to us. Sixth Street’s Cybersecurity Committee includes its Chief Information Officer, Chief Risk Officer, General Counsel, Co-Chief Operating Officer and Chief Compliance Officer, as well as our Chief Financial Officer and Chief Compliance Officer.

The Head of Technology Risk has extensive experience in cybersecurity and technology and is responsible for all aspects of cybersecurity across Sixth Street. He has a B.S in Computer Science from University of Washington and has over 17 years of experience contributing to cybersecurity related workflows, processes, policies, system designs, program management, and vulnerability discovery, exploitation, mitigation, and remediation.

Sixth Street conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The Head of Technology Risk reviews the cybersecurity framework annually as well as on an event-driven basis as necessary. The Head of Technology Risk also reviews the scope of the cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Sixth Street’s information and systems.

Our Board of Directors is responsible for understanding the primary risks to our business, including any cybersecurity risks. The Board of Directors is responsible for reviewing periodically our and the Adviser’s information technology security controls and related compliance matters, with management. Sixth Street’s Head of Technology Risk reports to the Board of Directors at least annually on cybersecurity matters, including risks facing us and the Adviser and, as applicable, certain incidents. In addition to such periodic reports, the Board of Directors may receive updates from management as to our and the Adviser’s cybersecurity risks and Sixth Street cybersecurity program developments.

ITEM 2. PROPERTIES

We maintain our principal executive office at 2100 McKinney Avenue, Suite 1500, Dallas, Texas 75201. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. As of December 31, 2023 we are not aware of any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

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

Holders

As of February 15, 2024, there were approximately 2 holders of record of our common stock (including Cede & Co.).

Issuer Purchases of Equity Securities

For the year ended December 31, 2023 there was no common stock repurchased by the Company.

Stock Performance Graph

The following graph compares the total return on our common stock from December 31, 2018 to December 29, 2023 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index (“Leverage Loan Index”), and the Bloomberg Barclays US Corporate High Yield Total Return Index (“High Yield Bond Index”). This graph assumes that on December 31, 2018, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the Leverage Loan Index and the High Yield Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The performance included in the below graph is not necessarily indicative of future performance.

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2023 is attached as an exhibit to this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
December 31, 2023	$889.7	$1,815.9	$—	N/A
December 31, 2022	719.3	1,885.7	—	N/A
December 31, 2021	316.4	2,053.6	—	N/A
December 31, 2020	472.3	2,045.4	—	N/A
December 31, 2019	495.7	2,004.1	—	N/A
December 31, 2018	187.5	2,705.2	—	N/A
December 31, 2017	486.8	2,355.3	—	N/A
December 31, 2016	578.7	2,376.6	—	N/A
December 31, 2015	540.3	2,257.3	—	N/A
December 31, 2014	283.9	3,110.3	—	N/A
Convertible Senior Notes due 2019
December 31, 2023	$—	$—	$—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	114.3	2,705.2	—	N/A
December 31, 2017	113.7	2,355.3	—	N/A
December 31, 2016	113.1	2,376.6	—	N/A
December 31, 2015	112.5	2,257.3	—	N/A
December 31, 2014	111.9	3,110.3	—	N/A
Convertible Senior Note due 2022
December 31, 2023	$—	$—	$—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	100.0	2,053.6	—	N/A
December 31, 2020	142.5	2,045.4	—	N/A
December 31, 2019	171.9	2,004.1	—	N/A
December 31, 2018	171.7	2,705.2	—	N/A
December 31, 2017	114.7	2,355.3	—	N/A
2023 Notes
December 31, 2023	$—	$—	$—	N/A
December 31, 2022	150.0	1,885.7	—	N/A
December 31, 2021	150.0	2,053.6	—	N/A
December 31, 2020	150.0	2,045.4	—	N/A
December 31, 2019	150.0	2,004.1	—	N/A
December 31, 2018	150.0	2,705.2	—	N/A
2024 Notes
December 31, 2023	$347.2	$1,815.9	$—	N/A
December 31, 2022	346.8	1,885.7	—	N/A
December 31, 2021	346.4	2,053.6	—	N/A
December 31, 2020	346.1	2,045.4	—	N/A
December 31, 2019	297.2	2,004.1	—	N/A
2026 Notes
December 31, 2023	$298.9	$1,815.9	$—	N/A
December 31, 2022	298.5	1,885.7	—	N/A
December 31, 2021	298.1	2,053.6	—	N/A
2028 Notes
December 31, 2023	$298.3	$1,815.9	$—	N/A

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

ITEM 6. RESERVED

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

Overview

Sixth Street Specialty Lending, Inc. is a Delaware corporation formed on July 21, 2010. The Adviser is our external manager. We have four wholly owned subsidiaries, TC Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, Sixth Street SL SPV, LLC, a Delaware limited liability company Sixth Street SL Holding, LLC, a Delaware limited liability company, and Sixth Street Specialty Lending Sub, LLC, a Cayman Islands limited liability company.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2023, we have originated more than $31.5 billion aggregate principal amount of investments and retained approximately $10.0 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct investment originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2023, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 95.3% of our total investments based on fair value, had weighted average annual revenue of $230.3 million and weighted average annual EBITDA of $79.3 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2023, the largest single investment based on fair value represented 2.6% of our total investment portfolio.

As of December 31, 2023, the average investment size in each of our portfolio companies was approximately $24.1 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments, the average investment in our remaining portfolio companies was approximately $34.3 million as of December 31, 2023.

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

As of December 31, 2023, the largest industry represented 18.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2023, approximately 92.4% of our portfolio was invested in secured debt, including 91.3% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to six years after origination. For the year ended December 31, 2023, the weighted average term on new investment commitments in new portfolio companies was 6.0 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2023, we had call protection on 75.1% of our debt investments based on fair value, with weighted average call prices of 106.5% for the first year, 103.2% for the second year and 101.0% for the third year, in each case from the date of the initial investment. As of December 31, 2023, 99.7% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $75 billion of assets under management as of December 31, 2023. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 580 investment and operating professionals. As of December 31, 2023, seventy (70) of these personnel are dedicated to direct lending, including fifty-five (55) investment professionals.

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

Under the terms of the Investment Advisory Agreement and Administration Agreement, the Adviser’s services are not exclusive, and the Adviser is free to furnish similar or other services to others, so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we will pay the Adviser the base management fee (the “Management Fee”), and may also pay certain incentive fees (the “Incentive Fees”).

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to six years, and, as of December 31, 2023, 99.7% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the years ended December 31, 2023, 2022 and 2021, 4.5%, 4.1% and 3.6%, respectively, of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our Revolving Credit Facility, 2024 Notes, 2026 Notes and 2028 Notes after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of December 31, 2023, our portfolio based on fair value consisted of 91.3% first-lien debt investments, 1.1% second-lien debt investments, 1.2% mezzanine debt investments, 4.7% equity and other investments and 1.7% structured credit investments. As of December 31, 2022, our portfolio based on fair value consisted of 90.3% first-lien debt investments, 1.5% second-lien debt investments, 0.4% mezzanine debt investments, 6.0% equity and other investments and 1.8% structured credit investments.

As of December 31, 2023 and December 31, 2022, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 14.1% and 13.5%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 14.2% and 13.4%, respectively.

As of December 31, 2023 and December 31, 2022, we had investments in 136 portfolio companies (including 42 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) and 121 portfolio companies (including 43 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment), respectively, with an aggregate fair value of $3,283.1 million and $2,787.9 million, respectively.

For the year ended December 31, 2023, the principal amount of new investments funded was $808.4 million in 30 new portfolio companies and 16 existing portfolio companies. For this period, we had $469.1 million aggregate principal amount in exits and repayments.

For the year ended December 31, 2022, the principal amount of new investments funded was $864.0 million in 65 new portfolio companies and 20 existing portfolio companies. For this period, we had $653.8 million aggregate principal amount in exits and repayments.

Our investment activity for the years ended December 31, 2023, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended
($ in millions)	December 31, 2023	December 31, 2022	December 31, 2021
New investment commitments:
Gross originations (1)	$6,516.6	$4,240.9	$4,269.9
Less: Syndications/sell downs (1)	5,558.0	3,156.7	3,152.5
Total new investment commitments	$958.6	$1,084.2	$1,117.4
Principal amount of investments funded:
First-lien	$753.4	$761.7	$1,022.1
Second-lien	8.4	—	43.5
Mezzanine	32.2	—	6.1
Equity and other	12.8	44.8	—
Structured Credit	1.6	57.5	45.7
Total	$808.4	$864.0	$1,117.4
Principal amount of investments sold or repaid:
First-lien	$460.3	$645.4	$962.6
Second-lien	—	—	5.8
Mezzanine	—	—	—
Equity and other	6.0	4.3	31.7
Structured Credit	2.8	4.1	4.4
Total	$469.1	$653.8	$1,004.5
Number of new investment commitments in new portfolio companies	30	65	25
Average new investment commitment amount in new portfolio companies	$29.2	$14.6	$47.5
Weighted average term for new investment commitments in new portfolio companies (in years)	6.0	6.1	5.3
Percentage of new debt investment commitments at floating rates	99.5%	98.9%	99.5%
Weighted average interest rate of new investment commitments	12.9%	11.9%	9.2%
Weighted average spread over reference rate of new floating rate investment commitments	7.6%	7.8%	9.0%
Weighted average interest rate on investments fully sold or paid down	13.7%	9.9%	9.1%

(1) Includes affiliates of Sixth Street

As of December 31, 2023 and 2022, our investments consisted of the following:

	December 31, 2023		December 31, 2022
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$2,956.1	$2,996.2	$2,529.3	$2,517.9
Second-lien debt investments	51.4	36.0	42.7	40.8
Mezzanine debt investments	38.0	39.5	7.5	10.1
Equity and other investments	152.6	155.6	142.1	167.7
Structured credit investments	52.9	55.8	53.1	51.4
Total	$3,251.0	$3,283.1	$2,774.7	$2,787.9

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,262.4	99.4%	$2,787.7	100.0%
Non-accrual (1)	20.7	0.6	0.2	0.0
Total	$3,283.1	100.0%	$2,787.9	100.0%

	December 31, 2023		December 31, 2022
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,222.9	99.1%	$2,772.8	99.9%
Non-accrual (1)	28.1	0.9	1.9	0.1
Total	$3,251.0	100.0%	$2,774.7	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities (1)	14.1%	13.5%
Weighted average interest rate of debt and income producing securities	13.7%	13.1%
Weighted average spread over reference rate of all floating rate investments	8.3%	8.7%

(1)
Weighted average total portfolio yield at fair value was 13.4% at December 31, 2023 and 12.8% at December 31, 2022.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2023 and 2022. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2023		December 31, 2022
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$2,939.1	89.5%	$2,472.8	88.7%
2	196.6	6.0	293.6	10.5
3	126.7	3.9	21.3	0.8
4	—	—	—	—
5	20.7	0.6	0.2	0.0
Total	$3,283.1	100.0%	$2,787.9	100.0%

Results of Operations

Operating results for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended
($ in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Total investment income	$438.1	$309.3	$278.6
Less: Net expenses	239.3	140.4	135.8
Net investment income before income taxes	198.8	168.9	142.8
Less: Income taxes, including excise taxes	2.4	2.6	0.4
Net investment income	196.4	166.3	142.4
Net realized gains (losses) (1)	12.4	16.7	28.9
Net change in unrealized gains (losses) (1)	13.2	(74.9)	40.5
Net increase (decrease) in net assets resulting from operations	$222.0	$108.1	$211.8

(1)
Includes foreign exchange hedging activity.

Investment Income

	For the Year Ended December 31,
($ in millions)	2023	2022	2021
Interest from investments	$418.8	$297.6	$266.7
Dividend income	4.2	2.2	4.2
Other income	15.1	9.5	7.7
Total investment income	$438.1	$309.3	$278.6

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $297.6 million for the year ended December 31, 2022 to $418.8 million for the year ended December 31, 2023. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the year ended December 31, 2023 compared to the same period in 2022 and a larger average portfolio size for the year ended December 31, 2023 compared to the same period in 2022. Dividend income increased from $2.2 million for the year ended December 31, 2022 to $4.2 million for the year ended December 31, 2023 due to increased investments in dividend yielding securities in 2023. Other income increased from $9.5 million for the year ended December 31, 2022 to $15.1 million for the year ended December 31, 2023, primarily due to increased amendment and other miscellaneous fees earned during 2023.

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

Expenses

Operating expenses for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
($ in millions)	2023	2022	2021
Interest	$133.7	$63.0	$38.8
Management fees (net of waivers)	45.2	39.5	36.9
Incentive fees related to pre-incentive fee net investment income (net of waivers)	42.6	33.4	33.1
Incentive fees related to realized/unrealized capital gains	4.4	(8.9)	13.5
Professional fees	7.3	7.2	6.6
Directors fees	0.8	0.7	0.7
Other general and administrative	5.3	5.5	6.2
Net Expenses	$239.3	$140.4	$135.8

Interest

Interest expense, including other debt financing expenses, increased from $63.0 million for the year ended December 31, 2022 to $133.7 million for the year ended December 31, 2023. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,342.0 million for the year ended December 31, 2022 to $1,705.6 million for the year ended December 31, 2023. The average interest rate on our debt outstanding increased from 3.9% for the year ended December 31, 2022 to 7.3% for the year ended December 31, 2023 due to a change in the mix of our debt financing sources and a change in SOFR rates.

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

Management Fees

Management Fees (gross of waivers) increased from $39.9 million for the year ended December 31, 2022 to $46.4 million for the year ended December 31, 2023 due to an increase in average assets. Management Fees (net of waivers) increased from $39.5 million for the year ended December 31, 2022 to $45.2 million for the year ended December 31, 2023. Management Fees waived were $1.2 million for the year ended December 31, 2023, pursuant to the Leverage Waiver. Management Fees waived were $0.4 million for the year ended December 31, 2022 pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

Management Fees (gross of waivers) increased from $37.1 million for the year ended December 31, 2021 to $39.9 million for the year ended December 31, 2022 due to an increase in average total assets. Management Fees (net of waivers) increased from $36.9 million for the year ended December 31, 2021 to $39.5 million for the year ended December 31, 2022. Management Fees waived were $0.4 million for the year ended December 31, 2022, pursuant to the Leverage Waiver. Management Fees waived were $0.2 million for the year ended December 31, 2021.

Incentive Fees

For the years ended December 31, 2023, 2022 and 2021, Incentive Fees were $47.0 million, $24.5 million and $46.6 million, respectively, of which $42.6 million, $33.4 million, and $33.1 million, respectively, were realized and payable to the Adviser. The increase in Incentive Fees from 2022 to 2023 was primarily due to an increase in reference rates and a larger average portfolio size for the year ended December 31, 2023 compared to the same period in 2022. For the years ended December 31, 2023, 2022 and 2021, $4.4 million, $(8.9) million, and $13.5 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2023, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $7.2 million for the year ended December 31, 2022 to $7.3 million for the year ended December 31, 2023 due to higher legal fees and higher independent third-party valuation firm and sub-agent administration costs due to a larger portfolio. Other general and administrative fees decreased from $5.5 million for the year ended December 31, 2022 to $5.3 million for the year ended December 31, 2023 primarily driven by a decrease in administrative services incurred under the Administration Agreement.

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

For the calendar years ended December 31, 2023, 2022 and 2021 we recorded a net expense of $2.4 million, $2.6 million and $0.4 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
($ in millions)	2023	2022	2021
Net realized gains (losses) on investments	$12.2	$14.7	$28.8
Net realized gains (losses) on foreign currency transactions	0.2	(0.1)	0.1
Net realized gains (losses) on foreign currency investments	(0.5)	(0.7)	(3.4)
Net realized gains (losses) on foreign currency borrowings	0.5	0.5	3.4
Net realized gains (losses) on interest rate swaps	—	2.3	—
Net Realized Gains (Losses)	$12.4	$16.7	$28.9

Change in unrealized gains on investments	$75.3	$22.3	$97.7
Change in unrealized (losses) on investments	(56.4)	(98.7)	(48.0)
Net Change in Unrealized Gains (Losses) on Investments	$18.9	$(76.4)	$49.7

Unrealized gains (losses) on foreign currency borrowings	(6.0)	8.4	(0.6)
Unrealized gains (losses) on foreign currency cash	(0.3)	0.3	0.0
Unrealized gains (losses) on interest rate swaps	0.1	(6.6)	(6.7)
Income tax provision on unrealized gains (losses)	0.5	(0.6)	(1.9)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(5.7)	$1.5	$(9.2)

Net Change in Unrealized Gains (Losses)	$13.2	$(74.9)	$40.5

For the years ended December 31, 2023, 2022, and 2021, we had net realized gains on investments of $12.2 million, net realized gains on investments of $14.7 million and net realized gains on investments of $28.8 million, respectively. For the year ended December 31, 2023, we had net realized gains of $0.2 million, and for the years ended December 31, 2022 and 2021, we had net realized losses of $0.1 million and net realized gains of $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2023, 2022 and 2021, we had net realized losses on foreign currency investments of $0.5 million, $0.7 million and $3.4 million, respectively. For the years ended December 31, 2023, 2022, and 2021, we had net realized gains on foreign currency borrowings of $0.5 million, $0.5 million and $3.4 million, respectively. The net realized gains on foreign currency borrowings were a result of payments on our revolving credit facility. For the years ended December 31, 2023, 2022 and 2021, there was no net realized gain or loss, a net realized gain of $2.3 million and no net realized gain or loss, respectively, on interest rate swaps.

For the year ended December 31, 2023, we had $75.3 million in unrealized gains on 130 portfolio company investments, which was offset by $56.4 million in unrealized losses on 21 portfolio company investments. Unrealized gains for the year ended December 31, 2023 resulted from an increase in fair value, primarily due to positive valuation adjustments, unwind of prior period unrealized losses, and changes in credit spreads. Unrealized losses for the year ended December 31, 2023 resulted from the reversal of prior period unrealized gains due to realizations and negative credit-related adjustments.

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

For the year ended December 31, 2023, we had unrealized losses on foreign currency borrowings of $6.0 million, primarily as a result of fluctuations in the AUD, CAD, GBP and EUR exchange rates. For the years ended December 31, 2022 and 2021, we had an unrealized gain on foreign currency borrowings of $8.4 million and an unrealized loss on foreign currency borrowings of $0.6 million, respectively, primarily as a result of fluctuations in the AUD, CAD, GBP and EUR exchange rates. For the years ended December 31, 2023, 2022 and 2021, we had unrealized losses of $0.3 million, an unrealized gain of $0.3 million, and an unrealized gain of less than $0.1 million, respectively, on foreign currency cash. For the year ended December 31, 2023, 2022 and 2021, we had unrealized gains on interest rate swaps of $0.1 million, an unrealized loss on interest swaps of $6.7 million and an unrealized loss on interest swaps of $6.7 million, respectively, due to fluctuations in interest rates.

As of December 31, 2023, we had a deferred tax liability of $2.8 million pertaining to net unrealized gains, related to seven of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.9 million pertaining to operating losses. We recorded a current tax expense of $0.1 million and a deferred tax benefit of $0.6 million for the year ended December 31, 2023.

As of December 31, 2022, we had a deferred tax liability of $3.3 million pertaining to net unrealized gains, related to eight of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.8 million pertaining to operating losses.

As of December 31, 2021, we had a deferred tax liability of $2.8 million pertaining to net unrealized gains, related to six of its investments. Given the unrealized gains generated by the entity, the deferred tax liability has been offset by a deferred tax asset of $0.9 million pertaining to operating losses. We carried back a portion of its operating losses to the previous tax years generating a $0.3 million tax refund.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2023, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.4% (based on total capital invested of $7.0 billion and total proceeds from these exited investments of $8.9 billion). Ninety percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the years ended December 31, 2023, 2022 and 2021, we had $6.0 million of unrealized losses, $8.4 million of unrealized gains and $0.6 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2023, 2022 and 2021. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2023. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of December 31, 2023, 2022 and 2021, our asset coverage ratio was 181.6%, 188.6%, and 205.4%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2023, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2023, we had approximately $0.8 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of December 31, 2023, we had $25.2 million in cash and cash equivalents, including $24.0 million of restricted cash. During the year ended December 31, 2023, cash used in operating activities was $236.8 million, primarily attributable to funding portfolio investments of $943.5 million and other operating activity of $30.0 million, which was partially offset by repayments and proceeds from investments of $514.7 million and an increase in net assets resulting from operations of $222.0 million. Cash provided by financing activities was $236.3 million during the period due to borrowings of $1,546.2 million and proceeds from issuance of common stock, net of offering and underwriting costs of $89.2 million, which was partially offset by paydowns on our Revolving Credit Facility of $1,233.3 million, dividends paid of $156.4 million and deferred financing costs of $9.4 million.

As of December 31, 2022, we had $25.6 million in cash and cash equivalents, including $15.4 million of restricted cash. During the year ended December 31, 2022, cash used in operating activities was $224.5 million, primarily attributable to funding portfolio investments of $995.6 million, and other operating activity of $36.2 million which was partially offset by repayments and proceeds from investments of $699.3 million and an increase in net assets resulting from operations of $108.0 million. Cash provided by financing activities was $234.2 million during the period due to borrowings of $1,329.8 million and proceeds from the issuance of common stock as settlement of a portion of the 2022 Convertible Notes at maturity of $77.6 million, which was partially offset by paydowns on our Revolving Credit Facility of $918.1 million, dividends paid of $144.3 million, settlement of $100.0 million of principal on the 2022 Convertible Notes, repurchases of common stock of $6.2 million, and deferred financing costs of $4.3 million.

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

As of December 31, 2023, we had $24.0 million restricted cash pledged as collateral under our interest rate swap agreements, compared to $15.4 million for the year ended December 31, 2022.

Equity

In February 2021, we issued a total of 4,000,000 shares of common stock at $21.30 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $84.9 million. Subsequent to the offering we issued an additional 49,689 shares on March 24, 2021 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, total cash proceeds of $1.0 million.

In December 2021, we issued a total of 2,324,820 shares of common stock, or $42.3 million, as settlement for the conversion of $42.8 million principal amount of the 2022 Convertible Notes.

In August 2022, we issued a total of 4,360,125 share of common stock, or $77.6 million, as settlement for the conversion of $79.2 million principal amount of the 2022 Convertible Notes.

In May 2023, we issued a total of 4,500,000 shares of common stock at $17.33 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $77.6 million. Subsequent to the offering we issued an additional 675,000 shares on June 12, 2023 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, total cash proceeds of $11.7 million.

During the years ended December 31, 2023 and 2022, we issued 1,265,212 and 1,625,826 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $23.5 million and $30.5 million, respectively.

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

For the year ended December 31, 2023, no shares were repurchased. For the year ended December 31, 2022, we repurchased 368,206 shares at a weighted average share price of $16.75 inclusive of commissions, for a total cost of $6.2 million.

Debt

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of April 25, 2022, aggregate commitments under the facility were $1.585 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of June 12, 2023 (the “Fourteenth Amendment”), the aggregate commitments under the facility were increased to $1.710 billion. The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Fourteenth Amendment, with respect to $1.465 billion in commitments, the revolving period, during which period the Company, subject to certain conditions, may make borrowings under the facility, was extended to June 11, 2027 and the stated maturity date was extended to June 12, 2028. For the remaining $245.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends January 31, 2024 and the stated maturity is January 31, 2025, and (B) with respect to $50.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (C) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2023, we had outstanding debt denominated in Australian dollars (AUD) of 66.4 million, British pounds (GBP) of 32.3 million, Canadian dollars (CAD) of 96.8 million, and Euro (EUR) of 57.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above. As of December 31, 2022, we had outstanding debt denominated in Australian dollars (AUD) of 69.0 million, British pounds (GBP) of 12.9 million, Canadian dollars (CAD) of 96.6 million, and Euro (EUR) of 23.4 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2023 and December 31, 2022, we had $0.2 million and less than $0.1 million respectively in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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
and
•
minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the
Company and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from the Company’s common stock issuance in February 2023 and net proceeds received from the issuance of the 2028 Notes and 2029 Notes were used to pay down borrowings on the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and reopening of the 2024 Notes, we entered into interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, our effective interest rate on the 2024 Notes is three-month SOFR plus 2.54% (on a weighted average basis).

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

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes is SOFR plus 2.17%.

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

2029 Notes

Subsequent to year end December 31, 2023, on January 8, 2024, the we issued $350.0 million aggregate principal amount of unsecured notes that mature on March 1, 2029 (the “2029 Notes”). The principal amount of the 2029 Notes is payable at maturity. The 2029 Notes bear interest at a rate of 6.125% per year, payable semi-annually commencing on September 1, 2024, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts, offering costs and original issue discount, were $341.8 million. We used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

Subsequent to year end December 31, 2023, in connection with the issuance of the 2029 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.44%.

Debt obligations consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,710.0	$889.7	$820.2	$874.5
2024 Notes	347.5	347.5	—	335.9
2026 Notes	300.0	300.0	—	270.9
2028 Notes	300.0	300.0	—	299.0
Total Debt	$2,657.5	$1,837.2	$820.2	$1,780.3

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes and 2028 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $15.2 million, $1.2 million, $3.0 million and $5.7 million, respectively.
(3)
The carrying values of the 2024 Notes, 2026 Notes and 2028 Notes are presented inclusive of an incremental $(10.4) million, $(26.1) million and $4.7 million, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes and 2028 Notes, each resulting from a hedge accounting relationship.

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

As of December 31, 2023 and December 31, 2022, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2023 and 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$—
Alpha Midco, Inc. - Delayed Draw	0.5	0.9
American Achievement, Corp. - Revolver	2.4	2.4
Arrow Buyer, Inc. - Delayed Draw	7.6	—
Artisan Bidco, Inc - Revolver	5.7	—
ASG II, LLC - Delayed Draw	3.4	7.0
Avalara, Inc. - Revolver	3.9	3.9
Axonify, Inc. - Delayed Draw	3.4	6.1
Banyan Software Holdings, LLC - Delayed Draw	10.0	—
Bayshore Intermediate #2, L.P. - Revolver	1.9	1.6
BCTO Ace Purchaser, Inc. - Delayed Draw	0.5	6.6
BCTO Bluebill Buyer, Inc. - Delayed Draw	5.1	—
Bear OpCo, LLC - Delayed Draw	1.2	2.6
BlueSnap, Inc. - Revolver	2.5	2.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	5.6	8.6
Carlstar Group, LLC - Revolver	—	8.5
Cordance Operations, LLC - Revolver	2.0	12.0
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	—
CrunchTime Information Systems, Inc. - Delayed Draw	—	7.1
Crewline Buyer, Inc. - Revolver & Partnership Interest	6.1	—
Disco Parent, Inc. - Revolver	0.5	—
Dye & Durham Corp. - Revolver	1.2	6.3
EDB Parent, LLC - Delayed Draw	11.4	18.0
Edge Bidco B.V. - Delayed Draw & Revolver	1.1	—
Elysian Finco Ltd. - Delayed Draw & Revolver	4.7	6.8
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8.9	8.8
EMS Linq, Inc. - Revolver	8.8	8.8
Erling Lux Bidco SARL - Delayed Draw & Revolver	3.2	5.6
ExtraHop Networks, Inc. - Delayed Draw	9.8	17.1
Fullsteam Operations, LLC - Delayed Draw & Revolver	11.2	—
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3.4	3.4
G Treasury SS, LLC - Delayed Draw	—	3.3
Galileo Parent, Inc. - Revolver	6.8	—
Hirevue, Inc. - Revolver	6.9	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2.1	2.0
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IRGSE Holding Corp. - Revolver	0.9	0.3
Kangaroo Bidco AS - Delayed Draw	9.4	—
Kyriba Corp. - Delayed Draw & Revolver (1)	2.5	0.0
Laramie Energy, LLC - Delayed Draw	7.7	—
LeanTaaS Holdings, Inc. - Delayed Draw	38.0	47.2
Lithium Technologies, LLC - Revolver	—	2.0
Lucidworks, Inc. - Delayed Draw	0.8	0.8
Marcura Equities LTD - Delayed Draw & Revolver	11.7	—
Murchison Oil and Gas, LLC - Delayed Draw	—	9.8
Netwrix Corp. - Delayed Draw & Revolver	13.1	13.9
Neuintel, LLC - Delayed Draw	—	4.2
OutSystems Luxco SARL - Delayed Draw	2.2	2.1
PageUp People, Ltd. - Delayed Draw & Revolver	—	5.8
Passport Labs, Inc. - Delayed Draw & Revolver	2.8	2.8
Ping Identity Holding Corp. - Revolver	2.3	2.3
PrimePay Intermediate, LLC - Delayed Draw	—	2.5
PrimeRevenue, Inc. - Revolver	6.3	6.3
Project44, Inc. - Delayed Draw	19.9	19.9
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6.3	—
ReliaQuest Holdings, LLC - Delayed Draw, Revolver & Preferred Equity	4.4	22.7
SkyLark UK DebtCo - Delayed Draw	7.1	—
SL Buyer Corp. - Delayed Draw	13.2	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	11.0	26.6
TRP Assets, LLC - Delayed Draw & Membership Interest	1.0	7.8
WideOrbit, Inc. - Revolver	—	4.8
Wrangler TopCo, LLC - Revolver	0.4	—
Total Portfolio Company Commitments (2)(3)	$316.1	$338.0

(1)
Value sums to less than $0.1 million.
(2)
Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(3)
Our estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

Other Commitments and Contingencies

As of December 31, 2023 and December 31, 2022, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2023 and 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2023 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$889.7	$—	$—	$889.7	$—
2024 Notes	347.5	347.5	—	—	—
2026 Notes	300.0	—	300.0	—	—
2028 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,837.2	$347.5	$300.0	$1,189.7	$—

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

Critical Accounting Estimates

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At December 31, 2023, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2023, we did not have any uncertain tax positions that met the recognition or measurement criteria, nor did we have any unrecognized tax benefits. Our 2022, 2021 and 2020 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2023, 99.7% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2024 Notes, 2026 Notes and 2028 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$93.7	$55.1	$38.6
Up 200 basis points	$62.5	$36.7	$25.8
Up 100 basis points	$31.2	$18.4	$12.8
Down 25 basis points	$(7.8)	$(4.6)	$(3.2)
Down 50 basis points	$(15.6)	$(9.2)	$(6.4)

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sixth Street Specialty Lending, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with custodians, agents, the underlying investees or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Assessment of the fair value of investments

As discussed in Notes 2, 4, and 6 to the consolidated financial statements, the Company classified $3.21 billion of its debt and equity investments as Level 3 in the fair value hierarchy as of December 31, 2023 as the fair value of such investments was measured using unobservable inputs. The Company typically determines the fair value of performing debt investments utilizing a yield analysis where a price is ascribed for each investment based upon an assessment of market yields for similar investments and, for its equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization or some combination thereof and comparable market transactions.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s investment valuation process, including controls related to the determination of the market yields, financial performance multiples, and expected lives used to estimate the fair value of investments. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, evaluated the Company’s estimate of fair value by developing an independent estimate of fair value through the use of relevant market information to develop a range of comparable financial performance multiples and market yield assumptions. We evaluated the Company’s ability to estimate fair value by comparing prior period values to prices of transactions occurring subsequent to the prior period valuation date.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York
February 15, 2024

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,172,853 and $2,707,442, respectively)	$3,223,152	$2,717,170
Controlled, affiliated investments (amortized cost of $78,159 and $67,284, respectively)	59,913	70,755
Total investments at fair value (amortized cost of $3,251,012 and $2,774,726, respectively)	3,283,065	2,787,925
Cash and cash equivalents (restricted cash of $23,979 and $15,437, respectively)	25,196	25,647
Interest receivable	27,969	18,846
Prepaid expenses and other assets	7,578	4,529
Total Assets	$3,343,808	$2,836,947
Liabilities
Debt (net of deferred financing costs of $21,930 and $17,760, respectively)	$1,780,307	$1,441,796
Management fees payable to affiliate	11,962	10,526
Incentive fees on net investment income payable to affiliate	11,451	10,918
Incentive fees on net capital gains accrued to affiliate	10,446	6,064
Other payables to affiliate	2,802	3,265
Other liabilities	30,465	22,809
Total Liabilities	1,847,433	1,495,378
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 88,493,749 and 82,053,537 shares issued, respectively; and 87,829,499 and 81,389,287 shares outstanding, respectively	885	821
Additional paid-in capital	1,405,173	1,294,751
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	100,776	56,456
Total Net Assets	1,496,375	1,341,569
Total Liabilities and Net Assets	$3,343,808	$2,836,947
Net Asset Value Per Share	$17.04	$16.48

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$411,022	$292,442	$261,782
Dividend income	4,181	2,159	3,426
Other income	15,122	9,502	7,751
Total investment income from non-controlled, non-affiliated investments	430,325	304,103	272,959
Investment income from non-controlled, affiliated investments:
Interest from investments	—	133	838
Dividend income	—	—	740
Other income	—	—	—
Total investment income from non-controlled, affiliated investments	—	133	1,578
Investment income from controlled, affiliated investments:
Interest from investments	7,756	5,064	4,039
Other income	6	5	17
Total investment income from controlled, affiliated investments	7,762	5,069	4,056
Total Investment Income	438,087	309,305	278,593
Expenses
Interest	133,731	62,991	38,825
Management fees	46,382	39,900	37,081
Incentive fees on net investment income	42,590	33,401	33,062
Incentive fees on net capital gains	4,382	(8,864)	13,507
Professional fees	7,323	7,192	6,586
Directors’ fees	806	736	743
Other general and administrative	5,280	5,427	6,236
Total expenses	240,494	140,783	136,040
Management and incentive fees waived (Note 3)	(1,171)	(427)	(190)
Net Expenses	239,323	140,356	135,850
Net Investment Income Before Income Taxes	198,764	168,949	142,743
Income taxes, including excise taxes	2,365	2,622	384
Net Investment Income	196,399	166,327	142,359
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	40,571	(70,085)	17,938
Non-controlled, affiliated investments	—	(14,350)	14,350
Controlled, affiliated investments	(21,717)	8,054	17,450
Translation of other assets and liabilities in foreign currencies	(6,393)	8,721	(591)
Interest rate swaps	174	(6,748)	(6,699)
Income tax provision	556	(561)	(1,902)
Total net change in unrealized gains (losses)	13,191	(74,969)	40,546
Realized gains (losses):
Non-controlled, non-affiliated investments	12,095	1,072	28,849
Non-controlled, affiliated investments	158	13,608	(33)
Controlled, affiliated investments	—	55	—
Interest rate swaps	—	2,251	—
Foreign currency transactions	180	(291)	59
Total net realized gains (losses)	12,433	16,695	28,875
Total Net Unrealized and Realized Gains (Losses)	25,624	(58,274)	69,421
Increase (Decrease) in Net Assets Resulting from Operations	$222,023	$108,053	$211,780
Earnings per common share—basic	$2.61	$1.38	$2.93
Weighted average shares of common stock outstanding—basic	85,131,264	78,197,826	72,169,488
Earnings per common share—diluted	$2.61	$1.38	$2.79
Weighted average shares of common stock outstanding—diluted	85,131,264	78,197,826	77,702,258

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2023

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($44,800 par, due 5/2029)	5/26/2023	SOFR + 5.75%	11.11%	$43,571	$44,240	3.0%
Business Services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 52,941 par, due 10/2025)	7/6/2018	C + 4.75%	10.21%	40,026	40,150 (CAD 52,941)	2.7%
Alpha Midco, Inc. (3)(5)	First-lien loan ($68,885 par, due 8/2025)	8/15/2019	SOFR + 7.63%	12.97%	68,287	69,751	4.7%
Artisan Bidco, Inc.(3)	First-lien loan ($38,112 par, due 11/2029)	11/7/2023	SOFR + 7.00%	12.38%	37,250	37,563	2.5%
	First-lien loan (EUR 17,735 par, due 11/2029)	11/7/2023	E + 7.00%	10.96%	18,681	19,346 (EUR 17,513)	1.3%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($31,935 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.40% PIK	31,086	31,775	2.1%
Crewline Buyer, Inc.(3)	First-lien loan ($56,324 par, due 11/2030)	11/8/2023	SOFR + 6.75%	12.10%	54,781	55,236	3.7%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 37,874 par, due 12/2027)	12/3/2021	C + 5.75%	11.20%	28,873	28,938 (CAD 38,158)	1.9%
	First-lien revolving loan (CAD 1,086 par, due 12/2026)	12/3/2021	C + 5.75%	11.20%	693	824 (CAD 1,086)	0.1%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($66,197 par, due 7/2027)	7/22/2021	SOFR + 7.60%	12.96%	65,245	65,866	4.4%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,476 par, due 8/2026)	7/1/2022	SOFR + 8.10%	13.45%	5,420	5,498	0.4%
Galileo Parent, Inc. (3)	First-lien loan ($64,742 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.60%	62,920	63,770	4.3%
	First-lien revolving loan ($3,317 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.60%	3,048	3,166	0.2%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,150 par, due 11/2029)	11/14/2022	E + 6.50%	10.50%	3,154	3,536 (EUR 3,201)	0.2%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,640 par, due 12/2026)	12/20/2021	SOFR + 6.65%	12.02%	17,342	17,598	1.2%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($329 par, due 5/2029)	5/2/2022	SOFR + 4.50%	9.98%	329	310	0.0%
Netwrix Corp. (3)	First-lien loan ($36,594 par, due 6/2029)	6/9/2022	SOFR + 5.00%	10.39%	36,074	36,842	2.4%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.59%	3,091	3,332 (EUR 3,016)	0.2%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.94%	962	983 (EUR 890)	0.1%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($82,626 par, due 10/2026)	10/8/2020	SOFR + 7.25%	12.63%	81,711	83,658	5.6%
Wrangler TopCo, LLC (3)	First-lien loan ($4,043,546 par, due 7/2029)	7/7/2023	SOFR + 7.50%	12.88%	4,044	4,118	0.3%
					563,017	572,260	38.3%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	10.70%	6,954	8,053 (EUR 7,290)	0.5%
	First-lien loan (GBP 12,287 par, due 9/2028)	9/6/2022	S + 6.75%	11.98%	13,860	15,742 (GBP 12,349)	1.1%
	First-lien revolving loan (GBP 312 par, due 9/2028)	9/6/2022	S + 6.75%	11.98%	400	399 (GBP 313)	0.0%
					21,214	24,194	1.6%
Communications
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($29,739 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.71%	28,771	29,739	2.0%
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,038 par, due 11/2026)	11/19/2021	SOFR + 6.35%	11.71%	33,357	34,038	2.3%
IntelePeer Holdings, Inc.	First-lien loan ($33,646 par, due 12/2024) (3)	12/2/2019	SOFR + 8.40%	13.75%	33,625	33,394	2.2%
	Convertible note ($4,700 par, due 5/2028)	5/12/2021	7.50%	7.50% PIK	4,674	4,994	0.3%
					100,427	102,165	6.8%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,479 par, due 10/2029)	10/22/2021	SOFR + 9.14%	14.48%	42,814	27,174	1.8%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($59,550 par, due 6/2026)	6/8/2021	SOFR + 5.85%	11.21%	58,858	59,252	4.0%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.71%	55,288	55,079	3.7%
Kangaroo Bidco AS (3)(4)	First-lien loan ($25,582 par, due 11/2030)	11/2/2023	SOFR + 7.50%	12.94%	24,621	24,794	1.7%
					181,581	166,299	11.2%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 6.25%	10.39%	755	796 (EUR 720)	0.1%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($28,640 par, due 7/2029)	7/20/2023	SOFR + 7.25%	12.60%	27,635	27,996	1.9%
BTRS Holdings, Inc.(3)	First-lien loan ($47,051 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.38%	45,931	47,168	3.2%
	First-lien revolving loan ($1,205 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.63%	1,085	1,217	0.1%
Bear OpCo, LLC (3)(5)	First-lien loan ($21,392 par, due 10/2024)	10/10/2019	SOFR + 7.65%	13.01%	21,294	21,713	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($41,895 par, due 10/2025)	10/25/2019	SOFR + 7.15%	12.50%	41,516	42,117	2.8%
CLGF Holdco 2, LLC(3)(4)	First-lien loan ($3,916 par, due 11/2027)	11/7/2023	SOFR + 8.50%	13.85%	3,845	3,867	0.3%
	Second-lien loan ($3,357 par, due 11/2028)	11/7/2023	SOFR + 12.00%	17.35%	3,116	3,164	0.2%
Fullsteam Operations, LLC(3)	First-lien loan ($29,663 par, due 11/2029)	11/27/2023	SOFR + 8.40%	13.78%	28,611	29,049	1.9%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,201 par, due 5/2027)	5/28/2021	SOFR + 4.65%	10.04%	1,066	1,257	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($15,958 par, due 5/2028)	5/28/2021	SOFR + 8.40%	13.79% PIK	15,743	15,838	1.1%
Kyriba Corp. (3)	First-lien loan ($35,634 par, due 4/2028)	12/21/2023	SOFR + 8.50%	13.87% (incl. 8.50% PIK)	34,875	34,871	2.3%
	First-lien loan (EUR 10,924 par, due 4/2028)	12/21/2023	E + 8.50%	12.42% (incl. 8.50% PIK)	11,766	11,825 (EUR 10,705)	0.8%
Passport Labs, Inc.	First-lien loan ($24,603 par, due 4/2026) (3)	4/28/2021	SOFR + 8.40%	13.75%	24,444	24,555	1.6%
	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	2,025	0.1%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.36%	22,183	23,165	1.5%
PrimeRevenue, Inc. (3)	First-lien loan ($9,007 par, due 12/2024)	12/31/2018	SOFR + 7.10%	12.46%	8,996	9,083	0.6%
TradingScreen, Inc. (3)(5)	First-lien loan ($47,198 par, due 4/2027)	4/30/2021	SOFR + 6.35%	11.73%	46,360	47,080	3.1%
Volante Technologies, Inc.	First-lien loan ($2,604 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,578	2,598	0.2%
					342,885	349,384	23.4%
Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($69,231 par, due 11/2027) (5)	11/23/2020	SOFR + 7.45%	12.84%	68,325	69,746	4.7%
	Second-lien loan ($5,623 par, due 1/2030)	1/23/2023	SOFR + 10.70%	16.10%	5,493	5,637	0.4%
Edge Bidco B.V. (3)(4)(5)	First-lien loan (EUR 3,850 par, due 2/2029)	2/24/2023	E + 7.00%	16.10% (incl. 3.25% PIK)	3,951	4,266 (EUR 3,862)	0.3%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	11.06%	64,017	64,838	4.3%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	12.60%	68,205	69,753	4.7%
Raptor US Buyer II Corp. (3)	First-lien loan ($15,569 par, due 3/2029)	3/24/2023	SOFR + 6.75%	12.10%	15,070	15,491	1.0%
SL Buyer Corp. (3)(5)	First-lien loan ($31,475 par, due 7/2029)	7/7/2023	SOFR + 7.00%	12.36%	30,139	30,902	2.1%
					255,200	260,633	17.5%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($61,609 par, due 5/2028)	5/25/2022	SOFR + 6.40%	11.77%	60,383	61,934	4.1%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2024)	12/21/2018	SOFR + 9.65%	15.00%	28,594	30,109	2.0%
	First-lien revolving loan ($27,622 par, due 6/2024)	12/21/2018	SOFR + 9.65%	15.03%	27,622	27,480	1.8%
					116,599	119,523	7.9%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($41,607 par, due 5/2027)	5/5/2021	SOFR + 7.65%	13.04%	41,035	41,718	2.7%
bswift, LLC (3)(5)	First-lien loan ($44,358 par, due 11/2028)	11/7/2022	SOFR + 6.63%	12.03%	43,236	44,802	3.0%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($19,519 par, due 1/2028)	1/31/2021	SOFR + 6.65%	12.03% (incl. 6.50% PIK)	19,112	19,987	1.3%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 50,000 par, due 12/2026)	12/6/2021	B + 6.25%	10.67%	34,834	34,117 (AUD 50,000)	2.3%
HireVue, Inc.(3)	First-lien loan ($54,113 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.63%	52,478	53,808	3.6%
Madcap Software, Inc.(3)(5)	First-lien loan ($32,500 par, due 12/2026)	12/15/2023	SOFR + 6.10%	11.46%	31,713	31,769	2.1%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 13,400 par, due 12/2025)	1/11/2018	B + 5.00%	9.36%	10,114	9,143 (AUD 13,400)	0.6%
	First-lien loan (GBP 3,104 par, due 12/2025)	10/28/2021	S + 5.03%	10.22%	4,276	3,957 (GBP 3,104)	0.3%
	First-lien loan ($10,557 par, due 12/2025)	10/28/2021	SOFR + 5.10%	10.45%	10,549	10,557	0.7%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($71,196 par, due 5/2027)	5/3/2019	SOFR + 6.35%	11.70%	70,826	71,374	4.8%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($34,375 par, due 12/2026)	12/17/2021	SOFR + 7.15%	12.54%	33,672	34,375	2.3%
					351,845	355,607	23.7%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($4,545 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.89%	4,436	4,533	0.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($33,125 par, due 7/2030)	6/30/2023	SOFR + 6.50%	11.85%	32,249	32,820	2.2%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($36,629 par, due 10/2028)	10/1/2021	SOFR + 7.60%	12.96% PIK	36,129	36,446	2.4%
	First-lien revolving loan ($480 par, due 10/2027)	10/1/2021	SOFR + 6.60%	12.01%	446	468	0.0%
Coupa Holdings, LLC (3)	First-lien loan ($43,191 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.86%	42,135	43,441	2.9%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($59,500 par, due 6/2028)	6/17/2022	SOFR + 6.00%	11.36%	58,477	59,947	4.0%
EDB Parent, LLC (3)(5)	First-lien loan ($63,508 par, due 7/2028)	7/7/2022	SOFR + 6.75%	12.10%	62,301	63,032	4.2%
Higher Logic, LLC (3)(5)	First-lien loan ($52,937 par, due 1/2025)	6/18/2018	SOFR + 6.75%	12.10%	52,781	53,069	3.5%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($36,966 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.85%	36,190	37,411	2.5%
Lithium Technologies, LLC (3)	First-lien loan ($57,665 par, due 1/2025)	10/3/2017	SOFR + 9.00%	14.39% (incl. 4.50% PIK)	57,673	56,367	3.8%
Lucidworks, Inc. (3)(5)	First-lien loan ($8,912 par, due 2/2027)	2/11/2022	SOFR + 7.50%	12.86% (incl. 3.50% PIK)	8,912	8,912	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($50,889 par, due 2/2026)	2/25/2021	SOFR + 7.10%	12.45%	50,282	50,508	3.3%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.11%	35,459	37,110	2.5%
					473,034	479,531	31.9%
Manufacturing
ASP Unifrax Holdings, Inc. (9)	First-lien loan ($1,130 par, due 12/2025) (3)	8/25/2023	SOFR + 3.90%	9.25%	1,053	1,051	0.1%
	First-lien loan (EUR 1,023 par, due 12/2025) (3)	9/14/2023	E + 3.75%	7.68%	998	1,030 (EUR 932)	0.1%
	Secured Note ($91 par, due 9/2028)	12/19/2023	5.25%	5.25%	62	66	0.0%
	Unsecured Note ($1,059 par, due 9/2029)	8/31/2023	7.50%	7.50%	570	540	0.0%
Avalara, Inc. (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.60%	37,736	38,743	2.6%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($16,340 par, due 9/2030)	9/7/2023	SOFR + 6.25%	11.60%	15,722	15,812	1.1%
	First-lien loan (EUR 4,851 par, due 9/2030)	9/7/2023	E + 6.25%	10.18%	5,055	5,238 (EUR 4,742)	0.4%
	First-lien loan (GBP 16,640 par, due 9/2030)	9/7/2023	S + 6.25%	11.52%	20,207	20,735 (GBP 16,265)	1.4%
					81,403	83,215	5.7%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($17,000 par, due 4/2027)	4/25/2022	SOFR + 6.50%	11.84%	16,703	16,914	1.1%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.46%	26,768	27,142	1.8%
Mach Natural Resources LP(3)(4)	First-lien loan ($5,000 par, due 12/2026)	12/28/2023	SOFR + 6.65%	12.00%	4,900	4,900	0.3%
Murchison Oil and Gas, LLC (3)	First-lien loan ($27,849 par, due 6/2026)	6/30/2022	SOFR + 8.65%	14.00%	27,453	28,267	1.9%
TRP Assets, LLC (3)	First-lien loan ($65,000 par, due 12/2025)	12/3/2021	SOFR + 7.76%	13.11%	64,372	66,980	4.5%
					123,493	127,289	8.5%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($39,943 par, due 3/2026)	3/31/2021	SOFR + 6.60%	11.96%	39,440	39,743	2.7%
Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	SOFR + 8.65%	14.03%	24,868	25,000	1.7%
American Achievement, Corp. (3)(14)	First-lien loan ($27,046 par, due 9/2026)	9/30/2015	SOFR + 6.35%	11.19% PIK	26,219	20,488	1.4%
	First-lien loan ($1,352 par, due 9/2026)	6/10/2021	SOFR + 14.10%	18.94% PIK	1,352	101	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	6.54% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($14,065 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.26%	13,787	13,468	0.9%
	Roll Up DIP term loan ($25,931 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.26% (incl. 13.26% PIK)	25,931	24,828	1.7%
	Super-Priority DIP term loan ($4,739 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.26%	4,739	4,538	0.3%
Cordance Operations, LLC (3)	First-lien loan ($49,543 par, due 7/2028)	7/25/2022	SOFR + 9.25%	14.66%	48,641	49,801	3.2%
Neuintel, LLC (3)(5)	First-lien loan ($57,701 par, due 12/2026)	12/20/2021	SOFR + 7.65%	13.03%	56,923	58,134	3.9%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.50%	10.48%	4,676	4,853 (EUR 4,393)	0.3%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($57,007 par, due 12/2027)	12/1/2021	SOFR + 6.85%	12.20%	56,247	56,703	3.8%
					263,928	257,985	17.2%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	SOFR + 6.40%	11.78%	34,139	35,001	2.3%
Marcura Equities LTD (3)(4)	First-lien loan ($32,007 par, due 8/2029)	8/11/2023	SOFR + 7.00%	12.18%	31,020	31,482	2.1%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.00%	12.18%	1,589	1,625	0.1%
					66,748	68,108	4.5%
Total Debt Investments					3,045,524	3,071,623	205.3%

Equity and Other Investments
Business Services
Artisan Topco LP(11)(12)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	2,117	0.1%
Newark FP Co-Invest, L.P.(11)(12)	Partnership (2,527,719 units)	11/8/2023			2,532	2,532	0.2%
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	1,383 (CAD 1,823)	0.1%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,243	4,496	0.3%
ReliaQuest, LLC (13)	Class A-1 Units (637,713 units) (11)	11/23/2021			1,120	1,414	0.1%
	Class A-2 Units (2,989 units) (11)	6/21/2022			6	8	0.0%
	Class A-3 Units (16,957 units) (11)(12)	11/10/2023			36	46	0.0%
	Series A Preferred Stock (1,667 Units) (12)	12/20/2023			1,502	1,504	0.1%
	90,634 Warrants (11)(12)	12/20/2023			102	102	0.0%
Sprinklr, Inc. (10)(11)	Common Shares (315,005 shares)	6/24/2021			2,716	3,793	0.3%
Warrior TopCo LP (11)(12)	Class A Units (423,728 units)	7/7/2023			424	424	0.0%
					19,707	17,819	1.2%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	1,957	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	2,099	0.1%
	280,000 Series C Warrants	2/28/2020			183	—	0.0%
	106,592 Series D Warrants	4/8/2021			—	—	0.0%
					6,174	5,306	0.3%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	309	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,522	4,762	0.4%
RMCF IV CIV XXXV, LP. (11)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,455	0.1%
					9,777	6,526	0.5%
Financial Services
AF Eagle Parent, L.P.(11)(12)	Partnership (121,329 units)	11/27/2023			4,091	4,091	0.3%
CLGF Holdco 2, LLC(4)(11)(12)	334,682 Warrants	11/7/2023			183	183	0.0%
Newport Parent Holdings, L.P. (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	11,591	0.8%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	5	0.0%
Passport Labs, Inc. (11)	17,534 Warrants	4/28/2021			192	—	0.0%
TradingScreen, Inc. (11)(13)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					9,249	16,470	1.1%
Healthcare
Caris Life Sciences, Inc. (11)	Series C Preferred Shares (1,915,114 shares)	10/13/2020			3,500	6,676	0.4%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	9,899	0.7%
	633,376 Warrants	9/21/2018			192	1,187	0.1%
	569,991 Warrants	4/2/2020			250	885	0.1%
Merative Topco L.P. (11)	989,691 Class A-1 Units	6/30/2022			9,897	9,600	0.6%
Raptor US Buyer II Corp. (11)(12)	20,268 Ordinary Shares	3/24/2023			2,033	2,033	0.1%
					25,922	30,280	2.0%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(11)	Class A Units (33,790,171 units)	12/21/2018			21,842	2,281	0.2%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	2,324	0.2%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,026	0.3%
bswift, LLC (11)(12)	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	2,394	0.2%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020			1,347	2,138	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,605 (AUD 3,817)	0.2%
					9,655	11,163	0.8%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	8,461	0.5%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	3,345	0.2%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	800	0.1%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)(12)	11/18/2022			198	198	0.0%
SMA Technologies Holdings, LLC (11)(12)	Class A Units (1,300 shares)	11/21/2022			1,300	1,300	0.1%
	Class B Units (923,250 shares)	11/21/2022			—	—	0.0%
					17,629	17,104	1.1%
Marketing Services
Validity, Inc.	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	10,368	0.7%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)	13,355 Preferred Units	6/30/2022			13,355	14,156	0.9%
TRP Assets, LLC (11)(13)	Partnership Interest (1.89% ownership)	8/25/2022			8,755	11,513	0.8%
					22,110	25,669	1.7%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	14,256 Warrants	8/5/2020			1,029	—	0.0%

Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC	Trust Certificates (132,928 Certificates)	12/7/2020			—	—	0.0%
	Trust Certificates (996,958 Certificates) (9)	1/30/2021			2,589	10,089	0.6%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/21/2021			3,000	2,430	0.2%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
					5,589	12,569	0.8%
Structured Credit
Allegro CLO Ltd, Series 2018-1A, (3)(4)(9)	Structured Credit ($1,000 par, due 6/2031)	5/26/2022	SOFR + 3.11%	8.51%	983	971	0.0%
American Money Management Corp CLO Ltd, Series 2016-18A (3)(4)(9)	Structured Credit ($1,500 par, due 5/2031)	6/22/2022	SOFR + 3.31%	8.70%	1,359	1,475	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2034)	6/23/2022	SOFR + 6.51%	11.89%	898	967	0.0%
Ares Loan Funding I Ltd, Series 2021-ALFA, Class E (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	6/24/2022	SOFR + 6.96%	12.36%	944	988	0.0%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($500 par, due 4/2031)	10/15/2020	SOFR + 5.61%	11.02%	429	445	0.0%
Battalion CLO Ltd, Series 2021-21A (3)(4)(9)	Structured Credit ($1,300 par, due 7/2034)	7/13/2022	SOFR + 3.56%	8.96%	1,170	1,252	0.1%
Benefit Street Partners CLO Ltd, Series 2015-BR (3)(4)(9)	Structured Credit ($2,500 par, due 7/2034)	7/13/2022	SOFR + 4.11%	9.53%	2,194	2,465	0.2%
Benefit Street Partners CLO Ltd, Series 2015-8A (3)(4)(9)	Structured Credit ($1,425 par, due 1/2031)	9/13/2022	SOFR + 3.01%	8.43%	1,289	1,367	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(9)	Structured Credit ($1,000 par, due 7/2030)	5/26/2022	SOFR + 3.16%	8.56%	920	962	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2016-1, Ltd (3)(4)(9)	Structured Credit ($1,600 par, due 4/2034)	2/15/2023	SOFR + 6.86%	12.28%	1,430	1,521	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($1,550 par, due 4/2031)	8/11/2020	SOFR + 6.01%	11.42%	1,264	1,442	0.1%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2032)	6/30/2022	SOFR + 6.70%	12.11%	903	971	0.1%
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(9)	Structured Credit ($1,000 par, due 1/2031)	7/21/2022	SOFR + 4.81%	10.23%	874	934	0.0%
CIFC CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2031)	6/16/2022	SOFR + 5.76%	11.16%	904	956	0.0%
CIFC CLO Ltd, Series 2021-4A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2033)	7/14/2022	SOFR + 6.26%	11.66%	900	991	0.1%
Crown Point CLO Ltd, Series 2021-10A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2034)	6/14/2022	SOFR + 7.11%	12.53%	903	953	0.1%
Dryden Senior Loan Fund, Series 2018-55A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2031)	7/25/2022	SOFR + 3.11%	8.51%	927	959	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(9)	Structured Credit ($1,500 par, due 7/2034)	8/17/2022	SOFR + 6.76%	12.16%	1,463	1,433	0.1%
Eaton CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Credit ($2,500 par, due 1/2030)	6/23/2022	SOFR + 2.76%	8.18%	2,260	2,410	0.2%
Eaton CLO Ltd, Series 2020-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	8/11/2022	SOFR + 6.51%	11.91%	936	970	0.1%
GoldenTree CLO Ltd, Series 2020-7A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2034)	6/17/2022	SOFR + 6.76%	12.18%	921	994	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(9)	Structured Credit ($1,015 par, due 7/2034)	6/3/2022	SOFR + 6.61%	12.01%	942	968	0.0%
Gulf Stream Meridian, Series 2021-6A (3)(4)(9)	Structured Credit ($2,000 par, due 1/2037)	9/12/2022	SOFR + 6.62%	11.93%	1,851	1,928	0.1%
Jefferson Mill CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2031)	5/23/2022	SOFR + 3.81%	9.22%	908	965	0.0%
KKR CLO Ltd, 49A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2035)	6/2/2022	SOFR + 8.26%	13.42%	978	987	0.1%
Madison Park CLO, Series 2018-28A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2030)	6/28/2022	SOFR + 5.51%	10.91%	911	963	0.0%
Magnetite CLO Ltd, Series 2021-30A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	6/13/2022	SOFR + 6.46%	11.84%	920	988	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(9)	Structured Credit ($3,500 par, due 4/2033)	5/23/2022	SOFR + 3.78%	9.20%	3,170	3,274	0.2%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(9)	Structured Credit ($1,100 par, due 7/2031)	6/1/2022	SOFR + 6.31%	11.73%	970	1,012	0.1%
Octagon 57 LLC, Series 2021-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	5/24/2022	SOFR + 6.86%	12.26%	951	940	0.0%
Octagon Investment Partners 18 Ltd, Series 2018-18A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2031)	7/26/2022	SOFR + 2.96%	8.36%	913	959	0.1%
Octagon Investment Partners 38 Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($2,800 par, due 7/2030)	9/20/2022	SOFR + 3.21%	8.63%	2,505	2,713	0.2%
Park Avenue Institutional Advisers CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2031)	9/23/2022	SOFR + 3.59%	9.01%	870	925	0.1%
Pikes Peak CLO, Series 2021-9A (3)(4)(9)	Structured Credit ($2,000 par, due 10/2034)	8/31/2022	SOFR + 6.84%	12.23%	1,787	1,890	0.1%
RR Ltd, Series 2020-8A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2033)	8/22/2022	SOFR + 6.66%	12.06%	955	995	0.1%
Signal Peak CLO LLC, Series 2018-5A (3)(4)(9)	Structured Credit ($333 par, due 4/2031)	8/9/2022	SOFR + 5.91%	11.29%	301	318	0.0%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2032)	5/25/2022	SOFR + 6.51%	11.93%	932	968	0.1%
Stewart Park CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Credit ($1,000 par, due 1/2030)	7/25/2022	SOFR + 2.86%	8.26%	928	970	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($2,750 par, due 10/2031)	6/22/2022	SOFR + 6.01%	11.41%	2,441	2,484	0.2%
Wind River CLO Ltd, Series 2014-2A (3)(4)(9)	Structured Credit ($1,500 par, due 1/2031)	6/23/2022	SOFR + 3.16%	8.56%	1,407	1,404	0.1%
Wind River CLO Ltd, Series 2017-1A (3)(4)(9)	Structured Credit ($3,000 par, due 4/2036)	7/14/2022	SOFR + 3.98%	9.38%	2,633	2,911	0.2%
Wind River CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($2,000 par, due 1/2031)	12/12/2022	SOFR + 5.91%	11.33%	1,721	1,856	0.1%
					52,865	55,844	3.7%
Total Equity and Other Investments					205,488	211,442	14.1%
Total Investments					$3,251,012	$3,283,065	219.4%

	Interest Rate Swaps as of December 31, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	SOFR + 2.54%	3.875%	11/1/2024	$2,500	$—	$—	$—
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.51%	11/1/2024	300,000	(8,846)	—	7,647
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.72%	11/1/2024	50,000	(1,563)	—	1,362
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	300,000	(26,111)	—	9,554
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	4,680	—	4,680
Total Hedge Accounting Swaps				952,500	(31,840)	—	23,243
Cash collateral				—	55,819	—	—
Total derivatives				$952,500	$23,979	$—	$23,243

a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR.
b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense.
c)
$2.5 million in aggregate notional value of these instruments is no longer designated as instruments in a hedge accounting relationship. The associated change in fair value of the de-designated portion is recorded within unrealized gain/(loss).
d)
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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average ("SONIA"), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 13.1% of total assets as of December 31, 2023.

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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2023 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2023

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2023	Other Income	Interest Income
IRGSE Holding Corp.	$70,755	$10,875	$—	$(21,717)	$—	$—	$59,913	$6	$7,756
Total	$70,755	$10,875	$—	$(21,717)	$—	$—	$59,913	$6	$7,756

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

(7)
As of December 31, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $3,256,630 resulting in estimated gross unrealized gains and losses of $159,281 and $135,606, respectively.
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
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $13,032, or 0.9% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of December 31, 2022.
(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $11.8 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the
Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2020	67,684,209	$680	296,044	$(4,291)	$1,025,676	$139,250	$1,161,315
Cumulative effect adjustment for the adoption of ASU 2020-06	—	—	—	—	(457)	172	(285)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	142,359	142,359
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	40,546	40,546
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	28,875	28,875
Increase (decrease) in net assets resulting from capital share transactions
Issuance of common stock, net of offering and underwriting costs	4,049,689	41	—	—	85,863	—	85,904
Common stock issued in settlement of convertible notes	2,324,820	24	—	—	42,249	—	42,273
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,712,824	16	—	—	36,335	—	36,351
Dividends declared from distributable earnings	—	—	—	—	—	(261,490)	(261,490)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(391)	391	—
Balance at December 31, 2021	75,771,542	$761	296,044	$(4,291)	$1,189,275	$90,103	$1,275,848
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	166,327	166,327
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(74,969)	(74,969)
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	16,695	16,695
Increase (decrease) in net assets resulting from capital share transactions
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—	—	—
Common stock issued in settlement of convertible notes	4,360,125	44	—	—	77,598	—	77,642
Purchases of treasury stock	(368,206)	—	368,206	(6,168)	—	—	(6,168)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,625,826	16	—	—	30,500	—	30,516
Dividends declared from distributable earnings	—	—	—	—	—	(144,322)	(144,322)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(2,622)	2,622	—
Balance at December 31, 2022	81,389,287	$821	664,250	$(10,459)	$1,294,751	$56,456	$1,341,569
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	196,399	196,399
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	13,191	13,191
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	12,433	12,433
Increase (decrease) in net assets resulting from capital share transactions
Issuance of common stock, net of offering and underwriting costs	5,175,000	52	—	—	89,152	—	89,204
Common stock issued in settlement of convertible notes	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,265,212	12	—	—	23,533	—	23,545
Dividends declared from distributable earnings	—	—	—	—	—	(179,966)	(179,966)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(2,263)	2,263	—
Balance at December 31, 2023	87,829,499	$885	664,250	$(10,459)	$1,405,173	$100,776	$1,496,375

(1)
The Company's tax year end is currently March 31, however the Company intends to change its tax year end to December 31 during calendar year 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$222,023	$108,053	$211,780
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(18,854)	76,381	(49,738)
Net change in unrealized (gains) losses on foreign currency transactions	6,393	(8,721)	591
Net change in unrealized (gains) losses on interest rate swaps	(174)	6,748	6,699
Net realized (gains) losses on investments	(12,253)	(14,735)	(28,816)
Net realized (gains) losses on foreign currency transactions	(335)	509	56
Net realized (gains) losses on interest rate swaps	—	(2,251)	—
Net amortization of discount on investments	(17,596)	(19,387)	(27,816)
Amortization of deferred financing costs	5,245	5,683	6,053
Amortization of discount on debt	899	766	707
Purchases and originations of investments, net	(943,451)	(995,620)	(1,198,944)
Proceeds from investments, net	42,152	23,468	92,869
Repayments on investments	472,536	675,787	995,903
Paid-in-kind interest	(18,161)	(12,881)	(9,639)
Changes in operating assets and liabilities:
Interest receivable	(7,605)	(8,430)	(1,550)
Interest receivable paid-in-kind	(1,518)	359	(642)
Prepaid expenses and other assets	(3,049)	(1,011)	12,136
Management fees payable to affiliate	1,436	1,146	945
Incentive fees on net investment income payable to affiliate	533	1,129	2,537
Incentive fees on net capital gains accrued to affiliate	4,382	(8,864)	13,507
Payable to affiliate	(463)	116	517
Other liabilities	31,072	(52,777)	(24,703)
Net Cash Provided by (Used in) Operating Activities	(236,788)	(224,532)	2,452
Cash Flows from Financing Activities
Borrowings on debt	1,546,233	1,329,868	1,616,739
Repayments on debt	(1,233,264)	(918,113)	(1,471,961)
Deferred financing costs	(9,415)	(4,296)	(7,953)
Settlement of convertible notes	—	—	(547)
Proceeds from issuance of common stock, net of offering and underwriting costs	89,204	—	85,904
Conversion of convertible notes	—	(22,348)	—
Purchases of treasury stock	—	(6,168)	—
Dividends paid to stockholders	(156,421)	(144,731)	(221,941)
Net Cash Provided by (Used in) Financing Activities	236,337	234,212	241
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(451)	9,680	2,693
Cash, cash equivalents, and restricted cash, beginning of period	25,647	15,967	13,274
Cash, Cash Equivalents, and Restricted Cash, End of Period	$25,196	$25,647	$15,967
Supplemental Information:
Interest paid during the period	$119,396	$55,584	$29,327
Excise and other taxes paid during the period	$2,437	$1,672	$3,874
Dividends declared during the period	$179,966	$144,322	$261,490

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$23,545	$30,516	$36,351
Common stock issued in settlement of convertible notes during the period	$—	$77,642	$42,273

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At December 31, 2023, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s 2022, 2021 and 2020 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the calendar years ended December 31, 2023, 2022 and 2021 we recorded a net expense of $2.4 million, $2.6 million and $0.4 million, respectively, for U.S. federal excise tax and other taxes.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses of $3.2 million, $3.1 million and $4.8 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the years ended December 31, 2023, 2022 and 2021, Management Fees (gross of waivers) were $46.4 million, $39.9 million and $37.1 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the years ended December 31, 2023, 2022 and 2021, Management Fees of $1.2 million, $0.4 million, and $0.2 million, respectively, have been waived pursuant to the Leverage Waiver.

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

2.
The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from the Company’s inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital losses. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. The Company accrues, but does not pay, a Capital Gains Fee with respect to unrealized capital gains because a Capital Gains Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014, is subject to an Incentive Fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 is subject to an Incentive Fee rate of 17.5%. As of March 31, 2020, there are no remaining investments that were made prior to April 1, 2014, and as a result, the Incentive Fee rate of 17.5% is applicable to any future realized capital gains.

For purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter.

Section 205(b)(3) of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), prohibits the Adviser from receiving the payment of fees on unrealized gains until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future.

For the years ended December 31, 2023, 2022 and 2021, Incentive Fees were $47.0 million, $24.5 million and $46.6 million, respectively, of which $42.6 million, $33.4 million, and $33.1 million, respectively, were realized and payable to the Adviser. For the years ended December 31, 2023, 2022 and 2021, $4.4 million, $(8.9) million, and $13.5 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2023, these accrued Incentive Fees are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at December 31, 2023 and 2022:

	December 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,956,079	$2,996,177	$40,098
Second-lien debt investments	51,423	35,975	(15,448)
Mezzanine debt investments	38,022	39,471	1,449
Equity and other investments	152,623	155,600	2,977
Structured credit investments	52,865	55,842	2,977
Total Investments	$3,251,012	$3,283,065	$32,053

	December 31, 2022
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,529,317	$2,517,894	$(11,423)
Second-lien debt investments	42,743	40,762	(1,981)
Mezzanine debt investments	7,497	10,158	2,661
Equity and other investments	142,103	167,685	25,582
Structured credit investments	53,066	51,426	(1,640)
Total Investments	$2,774,726	$2,787,925	$13,199

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Automotive	1.3%	1.2%
Business Services	18.0%	14.4%
Chemicals	0.8%	0.7%
Communications	3.3%	2.7%
Education	5.3%	5.8%
Financial Services	11.1%	12.8%
Healthcare	8.9%	9.9%
Hotel, Gaming and Leisure	3.7%	4.5%
Human Resource Support Services	11.2%	11.9%
Insurance	0.1%	—
Internet Services	15.1%	13.9%
Manufacturing	2.5%	1.3%
Marketing Services	0.3%	0.4%
Office Products	0.5%	0.7%
Oil, Gas and Consumable Fuels	4.7%	3.9%
Other	2.9%	3.3%
Pharmaceuticals(1)	—	0.0%
Retail and Consumer Products	8.2%	11.4%
Transportation	2.1%	1.2%
Total	100.0%	100.0%
(1)
Value sums to less than 0.1%

The geographic composition of investments at fair value at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
United States
Midwest	10.7%	11.6%
Northeast	25.4%	25.4%
South	20.7%	24.3%
West	32.0%	30.7%
Australia	1.8%	2.2%
Canada	4.5%	4.3%
Finland (1)	0.0%	—
Germany	0.3%	0.1%
Luxembourg	0.1%	0.1%
Netherlands	0.1%	—
Norway	1.5%	0.7%
United Kingdom	2.9%	0.6%
Total	100.0%	100.0%
(1)
Value sums to less than 0.1%

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the year ended December 31, 2023 and 2022:

			For the Year Ended December 31, 2023
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	1/22/2023	$—	$(663)	$431	$(232)
Interest rate swap	11/1/2024	300,000	(22,776)	11,625	(11,151)
Interest rate swap	11/1/2024	50,000	(3,903)	1,938	(1,965)
Interest rate swap	11/1/2024	2,500	(97)	191	94
Interest rate swap	8/1/2026	300,000	(21,745)	7,479	(14,266)
Interest rate swap	8/14/2028	300,000	(9,306)	7,587	(1,719)
Total		$952,500	$(58,490)	$29,251	$(29,239)

(1)
As of December 31, 2023, these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

			For the Year Ended December 31, 2022
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	8/1/2022	$115,000	$(2,158)	$3,048	$890
Interest rate swap (1)	8/1/2022	50,000	(706)	1,325	619
Interest rate swap (1)	8/1/2022	7,500	(106)	198	92
Interest rate swap (1)	8/1/2022	27,531	(730)	474	(256)
Interest rate swap (1)	8/1/2022	2,160	(57)	37	(20)
Interest rate swap (1)	8/1/2022	42,819	(1,135)	737	(398)
Interest rate swap	1/22/2023	150,000	(5,728)	6,750	1,022
Interest rate swap	11/1/2024	300,000	(12,227)	11,625	(602)
Interest rate swap	11/1/2024	50,000	(2,144)	1,938	(206)
Interest rate swap	11/1/2024	2,500	(97)	103	6
Interest rate swap	8/1/2026	300,000	(11,196)	7,479	(3,717)
Total		$1,047,510	$(36,284)	$33,714	$(2,570)

(1)
As of December 31, 2022, these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

For the years ended December 31, 2023 and 2022, the Company recognized a $0.1 million net change in unrealized gains and a $6.7 million net change in unrealized losses, respectively, on interest rate swaps not designated as hedging instruments in the Consolidated Statement of Operations related to the swap transactions. For the year ended December 31, 2022, the Company recognized $2.3 million in realized gains on interest rate swaps not designated as hedging instruments in the Consolidated Statement of Operations related to. For the year ended December 31, 2023 the company recognized a $23.2 million net change in gains on interest rate swaps designated as hedging instruments as a component of interest expense in the Consolidated Statement of Operation. For the year ended December 31, 2023 the company recognized no net realized gain or loss on interest rate swaps. For the year ended December 31, 2022 the Company recognized a $49.2 million net change in losses on interest rate swaps designated as hedging instruments as a component of interest expense in the Consolidated Statement of Operations. For the years ended December 31, 2023 and 2022, this amount is offset by an increase of $9.0 million and a decrease of $23.8 million, respectively, for a change in the carrying value of the 2024 Notes and for the years ended December 31, 2023 and 2022, an increase of $9.6 million and $25.4 million, respectively, for a change in carrying value of the 2026 Notes. For the year ended December 31, 2023 this amount is additionally offset by an increase of $4.7 million for a change in carrying value of the 2028 Notes.

As of December 31, 2023, the swap transactions had a fair value of $(31.8) million which is netted against cash collateral on the Company’s Consolidated Balance Sheet. As of December 31, 2022, the swap transactions had a fair value of $(55.3) million which is netted against cash collateral on the Company’s Consolidated Balance Sheet.

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

As of December 31, 2023 and 2022, $24.0 million and $15.4 million, respectively, of cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.
6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2023 and 2022:

	Fair Value Hierarchy at December 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,391	$2,993,786	$2,996,177
Second-lien debt investments	—	—	35,975	35,975
Mezzanine debt investments	—	606	38,865	39,471
Equity and other investments	5,180	10,089	140,331	155,600
Structured credit investments	—	55,842	—	55,842
Total investments at fair value	$5,180	$68,928	$3,208,957	$3,283,065
Interest rate swaps	—	(31,840)	—	(31,840)
Total	$5,180	$37,088	$3,208,957	$3,251,225

	Fair Value Hierarchy at December 31, 2022
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$21,935	$2,495,959	$2,517,894
Second-lien debt investments	—	—	40,762	40,762
Mezzanine debt investments	—	—	10,158	10,158
Equity and other investments	7,498	13,128	147,059	167,685
Structured credit investments	—	51,426	—	51,426
Total investments at fair value	$7,498	$86,489	$2,693,938	$2,787,925
Interest rate swaps	—	(55,314)	—	(55,314)
Total	$7,498	$31,175	$2,693,938	$2,732,611

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2023 and 2022:

	As of and for the Year Ended
	December 31, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,495,959	$40,762	$10,158	$147,059	$2,693,938
Purchases or originations	887,495	7,961	30,197	13,709	939,362
Repayments / redemptions	—	—	—	(11,217)	(11,217)
Sales Proceeds	(472,044)	—	(102)	—	(472,146)
Paid-in-kind interest	15,296	623	2,242	—	18,161
Net change in unrealized gains (losses)	51,240	(13,467)	(1,186)	(20,917)	15,670
Net realized gains (losses)	(487)	—	—	8,466	7,979
Net amortization of discount on securities	16,327	96	56	—	16,479
Transfers within Level 3	—	—	(2,500)	2,500	—
Transfers into (out of) Level 3	—	—	—	731	731
Balance, End of Period	$2,993,786	$35,975	$38,865	$140,331	$3,208,957

Certain of the Company's investment positions in Copper Bidco, LLC were transferred into Level 3 from Level 2 for fair value measurement purposes during the year ended December 31, 2023, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

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

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2023 and 2022:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Year Ended	for the Year Ended
	December 31, 2023 on	December 31, 2022 on
	Investments Held at	Investments Held at
	December 31, 2023	December 31, 2022
First-lien debt investments	$55,032	$(35,643)
Second-lien debt investments	(13,467)	(2,081)
Mezzanine debt investments	2,060	(6,519)
Equity and other investments	(12,834)	1,454
Total	$30,791	$(42,789)

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of December 31, 2023 and 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2023
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,993,786	Income approach (1)	Discount rate	8.7% — 17.9% (14.2%)	Decrease
Second-lien debt investments	35,975	Income approach (2)	Discount rate	15.3% — 21.7% (17.6%)	Decrease
Mezzanine debt investments	38,865	Income approach (3)	Discount rate	14.6% — 22.5% (15.4%)	Decrease
Equity and other investments	140,331	Market Multiple (4)	Comparable multiple	2.0x — 19.2x (6.7x)	Increase
Total	$3,208,957

(1)
Includes $63.4 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $27.2 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(4)
Includes $6.4 million of equity investments which were valued using an asset valuation waterfall, $2.4 million of equity investments using a Black-Scholes model, $15.7 million of equity investments using a discounted cash flow analysis and $6.2 million of equity investments which, due to the proximity of the transactions relative to the measurement dates, we valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2023 and 2022, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes, as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2023 Notes	$—	$—	$150,000	$149,640
2024 Notes	347,500	340,862	347,500	332,853
2026 Notes	300,000	273,410	300,000	261,750
2028 Notes	300,000	309,420	—	—
Total	$947,500	$923,692	$797,500	$744,243

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

As of April 25, 2023, aggregate commitments under the facility were $1.585 billion. Pursuant to an amendment to the Revolving Credit Facility dated as of June 12, 2023 (the “Fourteenth Amendment”), the aggregate commitments under the facility were increased to $1.710 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2023, the Company had outstanding debt denominated in Australian dollars (AUD) of 66.4 million, British pounds (GBP) of 32.3 million, Canadian dollars (CAD) of 96.8 million, and Euro (EUR) of 57.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above. As of December 31, 2022, the Company had outstanding debt denominated in Australian dollars (AUD) of 69.0 million, British pounds (GBP) of 12.9 million, Canadian dollars (CAD) of 96.6 million, and Euro (EUR) of 23.4 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2023 and December 31, 2022, the Company had $0.2 million and less than $0.1 million outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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
and
•
a minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from the issuance of the 2022 Convertible Notes, 2023 Notes, 2024 Notes and 2026 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of December 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is SOFR plus 2.54% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2023, and December 31, 2022, the effective hedge interest rate swaps had a fair value of $(10.4) million and $(19.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022 the effective hedge interest rate swaps had a fair value of $(26.1) million and $(35.7) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2023 the effective hedge interest rate swaps had a fair value of $4.7 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

2029 Notes

Subsequent to year end December 31, 2023, on January 8, 2024, the Company issued $350.0 million aggregate principal amount of unsecured notes that mature on March 1, 2029 (the “2029 Notes”). The principal amount of the 2029 Notes is payable at maturity. The 2029 Notes bear interest at a rate of 6.125% per year, payable semi-annually commencing on September 1, 2024, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts, offering costs and original issue discount, were $341.8 million. The Company used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

Subsequent to year end December 31, 2023, in connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%.

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense related to the 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$29,294	$27,716	$27,086
Accretion of original issue discount	899	766	707
Amortization of deferred financing costs	2,131	2,408	2,338
Total Interest Expense	$32,324	$30,890	$30,131

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes. During the years ended December 31, 2023, 2022 and 2021, the Company received $29.5 million, $27.9 million, and $27.2 million, respectively, and paid $58.5 million, $31.4 million and $17.8 million, respectively, related to the settlements of its interest rate swaps related to the 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes. These net amounts are included in interest expense in the Company’s Consolidated Statements of Operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2023 and 2022, the components of the carrying value of the 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes and the stated interest rates were as follows:

	December 31, 2023			December 31, 2022
	2024 Notes	2026 Notes	2028 Notes	2023 Notes	2024 Notes	2026 Notes
Principal amount of debt	$347,500	$300,000	$300,000	$150,000	$347,500	$300,000
Original issue discount, net of accretion	(335)	(1,072)	(1,675)	(1)	(721)	(1,468)
Deferred financing costs	(852)	(1,932)	(3,994)	(39)	(1,869)	(2,679)
Fair value of an effective hedge	(10,409)	(26,111)	4,680	—	(19,418)	(35,665)
Carrying value of debt	$335,904	$270,885	$299,011	$149,960	$325,492	$260,188
Stated interest rate	3.88%	2.50%	6.95%	4.50%	3.88%	2.50%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of December 31, 2022, the Company’s swap-adjusted interest rate on the 2023 Notes, 2024 Notes and 2026 Notes was three month LIBOR plus 1.99%, 2.28% (on a weighted average basis), and 1.91%, respectively. On September 25, 2023, the Company’s swap-adjusted interest rate on the 2024 Notes and 2026 Notes transitioned to SOFR plus 2.54% (on a weighted average basis), and SOFR plus 2.17%, respectively. As of December 31, 2023, the Company's swap-adjusted interest rate on the 2024 Notes, 2026 Notes and 2028 Notes was SOFR plus 2.54% (on a weighted average basis), 2.17%, and 2.99%, respectively.

As of December 31, 2023, the Company was in compliance with the terms of the indentures governing the 2024 Notes, 2026 Notes and 2028 Notes. As of December 31, 2022, the Company was in compliance with the terms of the indentures governing the 2023 Notes, 2024 Notes and 2026 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and 2022, the Company’s asset coverage was 181.6% and 188.6% respectively.

Debt obligations consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,710,000	$889,659	$820,160	$874,507
2024 Notes	347,500	347,500	—	335,904
2026 Notes	300,000	300,000	—	270,885
2028 Notes	300,000	300,000	—	299,011
Total Debt	$2,657,500	$1,837,159	$820,160	$1,780,307

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes and 2028 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $15.2 million, $1.2 million, $3.0 million and $5.7 million, respectively.
(3)
The carrying values of the 2024 Notes, 2026 Notes and 2028 Notes are presented inclusive of an incremental $(10.4) million, $(26.1) million and $4.7 million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes and 2028 Notes, each resulting from a hedge accounting relationship.

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

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$95,496	$49,897	$39,698
Commitment fees	2,852	4,075	4,454
Amortization of deferred financing costs	5,245	5,683	6,053
Accretion of original issue discount	899	766	707
Swap settlement	29,239	2,570	(12,087)
Total Interest Expense	$133,731	$62,991	$38,825
Average debt outstanding (in millions)	$1,705.6	$1,342.0	$1,223.4
Weighted average interest rate	7.3%	3.9%	2.3%

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

As of December 31, 2023 and December 31, 2022, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2023	December 31, 2022
Alaska Bidco Oy - Delayed Draw & Revolver	$231	$—
Alpha Midco, Inc. - Delayed Draw	470	910
American Achievement, Corp. - Revolver	2,403	2,403
Arrow Buyer, Inc. - Delayed Draw	7,644	—
Artisan Bidco, Inc. - Revolver	5,716	—
ASG II, LLC - Delayed Draw	3,391	6,952
Avalara, Inc. - Revolver	3,863	3,864
Axonify, Inc. - Delayed Draw	3,506	6,113
Banyan Software Holdings, LLC - Delayed Draw	10,036	—
Bayshore Intermediate #2, L.P. - Revolver	1,918	1,618
BCTO Ace Purchaser, Inc. - Delayed Draw	461	6,556
BCTO Bluebill Buyer, Inc. - Delayed Draw	5,110	—
Bear OpCo, LLC - Delayed Draw	1,183	2,606
BlueSnap, Inc. - Revolver	2,500	2,500
BTRS Holdings, Inc. - Delayed Draw & Revolver	5,563	8,638
Carlstar Group, LLC - Revolver	—	8,500
Cordance Operations, LLC - Revolver	1,956	12,093
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	—
CrunchTime Information Systems, Inc. - Delayed Draw	—	7,101
Crewline Buyer, Inc. - Revolver & Partnership Interest	6,148	—
Disco Parent, Inc. - Revolver	455	—
Dye & Durham Corp. - Revolver	1,236	6,280
EDB Parent, LLC - Delayed Draw	11,492	18,037
Edge Bidco B.V. - Delayed Draw & Revolver	1,060	—
Elysian Finco Ltd. - Delayed Draw & Revolver	4,704	6,792
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8,871	8,816
EMS Linq, Inc. - Revolver	8,784	8,784
Erling Lux Bidco SARL - Delayed Draw & Revolver	3,184	5,618
ExtraHop Networks, Inc. - Delayed Draw	9,803	17,050
Fullsteam Operations, LLC - Delayed Draw & Revolver	11,246	—
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3,425	3,425
G Treasury SS, LLC - Delayed Draw	—	3,400
Galileo Parent, Inc. - Revolver	6,779	—
Hirevue, Inc. - Revolver	6,887	—
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	2,113	2,041
Ibis Intermediate Co. - Delayed Draw	6,338	6,338
IRGSE Holding Corp. - Revolver	878	253
Kangaroo Bidco AS - Delayed Draw	9,418	—
Kyriba Corp. - Delayed Draw & Revolver	2,488	45
Laramie Energy, LLC - Delayed Draw	7,683	—
LeanTaaS Holdings, Inc. - Delayed Draw	38,034	47,218
Lithium Technologies, LLC - Revolver	—	1,979
Lucidworks, Inc. - Delayed Draw	833	833
Marcura Equities LTD - Delayed Draw & Revolver	11,667	—
Murchison Oil and Gas, LLC - Delayed Draw	—	9,772
Netwrix Corp. - Delayed Draw & Revolver	13,056	13,881
Neuintel, LLC - Delayed Draw	—	4,200
OutSystems Luxco SARL - Delayed Draw	2,212	2,137
PageUp People, Ltd. - Delayed Draw & Revolver	—	5,764
Passport Labs, Inc. - Delayed Draw & Revolver	2,778	2,778
Ping Identity Holding Corp. - Revolver	2,273	2,273
PrimePay Intermediate, LLC - Delayed Draw	—	2,474
PrimeRevenue, Inc. - Revolver	6,250	6,250
Project44, Inc. - Delayed Draw	19,861	19,861
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6,254	—
ReliaQuest Holdings, LLC - Delayed Draw, Revolver & Preferred Equity	4,424	22,752
SkyLark UK DebtCo Limited - Delayed Draw	7,071	—
SL Buyer Corp. - Delayed Draw	13,175	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	11,043	26,576
TRP Assets, LLC - Delayed Draw & Membership Interest	1,000	7,806
WideOrbit, Inc. - Revolver	—	4,756
Wrangler TopCo, LLC - Revolver	424	—
Total Portfolio Company Commitments (1)(2)	$316,107	$338,043

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

Other Commitments and Contingencies

As of December 31, 2023 and 2022, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023 and 2022, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the years ended December 31, 2023 and 2022. All shares issued to stockholders in the tables below are newly issued shares.

	Year Ended
	December 31, 2023
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	61,590
February 16, 2023	Base	March 15, 2023	March 31, 2023	300,988
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	23,686
May 8, 2023	Base	June 15, 2023	June 30, 2023	290,680
August 3, 2023	Supplemental	August 31, 2023	September 20, 2023	35,504
August 3, 2023	Base	September 15, 2023	September 29, 2023	269,763
November 2, 2023	Supplemental	November 30, 2023	December 20, 2023	32,157
November 2, 2023	Base	December 15, 2023	December 29, 2023	250,844
Total Shares Issued				1,265,212

	Year Ended
	December 31, 2022
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
November 2, 2021	Base	December 15, 2021	January 14, 2022	233,542
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	65,596
February 17, 2022	Base	March 15, 2022	April 18, 2022	239,376
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	29,459
May 3, 2022	Base	June 15, 2022	July 15, 2022	294,337
August 2, 2022	Base	September 15, 2022	September 30, 2022	357,530
November 1, 2022	Base	December 15, 2022	December 30, 2022	405,986
Total Shares Issued				1,625,826
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

During the year ended December 31, 2023, no shares were repurchased. For the year ended December 31, 2022, the Company repurchased 368,206 shares at a weighted average price per share of $16.75 inclusive of commissions, for a total cost of $6.2 million.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Earnings per common share—basic
Numerator for basic earnings per share	$222,023	$108,053	$211,780
Denominator for basic weighted average shares	85,131,264	78,197,826	72,169,488
Earnings per common share—basic	$2.61	$1.38	$2.93
Earnings per common share—diluted
Numerator for increase in net assets per share	$222,023	$108,053	$211,780
Adjustment for interest expense and deferred financing costs on 2022 Convertible Notes, incentive fee and excise tax, net	—	—	5,194
Numerator for diluted earnings per share	$222,023	$108,053	$216,974
Denominator for basic weighted average shares	85,131,264	78,197,826	72,169,488
Adjustment for dilutive effect of 2022 Convertible Notes	—	—	5,532,770
Denominator for diluted weighted average shares	85,131,264	78,197,826	77,702,258
Earnings per common share—diluted	$2.61	$1.38	$2.79

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

The following tables summarize dividends declared during the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	$0.09
February 16, 2023	Base	March 15, 2023	March 31, 2023	0.46
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	0.04
May 8, 2023	Base	June 15, 2023	June 30, 2023	0.46
August 3, 2023	Supplemental	August 31, 2023	September 20, 2023	0.06
August 3, 2023	Base	September 15 2023	September 29, 2023	0.46
November 2, 2023	Supplemental	November 30, 2023	December 20, 2023	0.07
November 2, 2023	Base	December 15, 2023	December 29, 2023	0.46
Total Dividends Declared				$2.10

	Year Ended
	December 31, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	$0.11
February 17, 2022	Base	March 15, 2022	April 18, 2022	0.41
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	0.04
May 3, 2022	Base	June 15, 2022	July 15, 2022	0.41
August 2, 2022	Base	September 15, 2022	September 30, 2022	0.42
November 1, 2022	Base	December 15, 2022	December 30, 2022	0.45
Total Dividends Declared				$1.84

	Year Ended
	December 31, 2021
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2021	Supplemental	February 26, 2021	March 31, 2021	$0.05
February 17, 2021	Base	March 15, 2021	April 15, 2021	0.41
February 17, 2021	Special	March 25, 2021	April 8, 2021	1.25
May 4, 2021	Supplemental	May 28, 2021	June 30, 2021	0.06
May 4, 2021	Base	June 15, 2021	July 15, 2021	0.41
August 3, 2021	Supplemental	August 31, 2021	September 30, 2021	0.02
August 3, 2021	Base	September 15, 2021	October 15, 2021	0.41
November 2, 2021	Supplemental	November 30, 2021	December 31, 2021	0.07
November 2, 2021	Special	December 7, 2021	December 20, 2021	0.50
November 2, 2021	Base	December 15, 2021	January 14, 2022	0.41
Total Dividends Declared				$3.59

The dividends declared during the years ended December 31, 2023, 2022 and 2021 were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2023, 2022 and 2021 were as follows:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Ordinary Income (1)	$151,336	$124,760	$225,522
Long Term Capital Gains	28,630	19,562	35,968
Total	$179,966	$144,322	$261,490

(1)
For the years ended December 31, 2023, 2022 and 2021, 87.01%, 87.86%, and 84.46% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The tax basis components of distributable earnings for the years ended December 31, 2023, 2022 and 2021 were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Undistributed net investment income - tax basis	$85,002	$36,436	$17,209
Undistributed net realized gains - tax basis	6,562	26,377	14,818
Net unrealized gains on investments	23,675	3,823	77,220
Other temporary differences	(14,463)	(10,180)	(19,144)
Total distributable earnings - book basis	$100,776	$56,456	$90,103

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2023, 2022 and 2021, to taxable income at December 31, 2023, 2022 and 2021:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Increase in net assets resulting from operations	$222,023	$108,053	$211,780
Adjustments:
Net unrealized (gains) losses on investments	(13,191)	74,969	(40,546)
Other income for tax purposes, not book	2,680	688	4,957
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	2,263	2,621	391
Other book-tax differences	(4,959)	(11,123)	(3,771)
Taxable Income	$208,716	$175,108	$172,711

Note: Taxable income is an estimate and is not fully determined until the Company’s tax return is filed. The Company's tax year end is currently March 31, however the Company intends to change its tax year end to December 31 during calendar year 2024.

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

During the period April 1, 2023 through December 31, 2023, the Company increased distributable earnings and decreased additional paid in capital by $1.9 million which was primarily attributable to U.S. federal excise taxes.

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

As of December 31, 2023, the Company had a deferred tax liability of $2.8 million pertaining to unrealized gains, related to seven of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.9 million pertaining to operating losses. The Company recorded a current tax expense of $0.1 million and a deferred tax benefit of $0.6 million for the year ended December 31, 2023.

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

The tax cost of the Company’s investments as of December 31, 2023 was $3,256,630, resulting in estimated gross unrealized gains and losses of $159,281 and $135,606, respectively. The tax cost of the Company’s investments as of December 31, 2022 was $2,787,005, resulting in estimated gross unrealized gains and losses of $109,609 and $105,786, respectively. The tax cost of the Company’s investments as of December 31, 2021 was $2,445,863, resulting in estimated gross unrealized gains and losses of $156,819 and $79,599, respectively.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2023, 2022 and 2021, a net expense of $2.3 million, $2.2 million and $0.7 million, respectively, was recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014:

	For the Years Ended December 31,
	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014
Per Share Data (7)(8)
Net asset value, beginning of period	$16.48	$16.84	$17.16	$16.83	$16.25	$16.09	$15.95	$15.15	$15.53	$15.52

Net investment income (1)	2.31	2.13	1.97	2.19	1.94	2.25	2.00	1.83	1.76	2.07
Net realized and unrealized gains (losses) (1)	0.30	(0.75)	0.96	0.46	0.40	(0.39)	(0.14)	0.51	(0.58)	(0.33)
Total from operations	2.61	1.38	2.93	2.65	2.34	1.86	1.86	2.34	1.18	1.74
Issuance of common stock, net of offering costs (2)	0.05	0.04	0.31	0.01	0.04	0.08	0.03	0.03	—	(0.20)
Settlement of 2022 Convertible Notes (2)	—	0.08	0.03	—	—	—	—	—	—	—
Repurchase of common stock (2)	—	(0.02)	—	0.01	—	—	—	—	—	—
Repurchase of debt (2)	—	—	—	(0.01)	—	—	—	—	—	—
Dividends declared from net investment income (2)	(2.10)	(1.59)	(2.80)	(2.07)	(1.81)	(1.77)	(1.53)	(1.39)	(1.15)	(1.51)
Dividends declared from realized gains (2)	—	(0.25)	(0.79)	(0.23)	—	(0.01)	(0.22)	(0.17)	(0.41)	(0.02)
Total increase/(decrease) in net assets	0.56	(0.36)	(0.32)	0.33	0.58	0.16	0.14	0.81	(0.38)	0.01
Net Asset Value, End of Period	$17.04	$16.48	$16.84	$17.16	$16.83	$16.25	$16.09	$15.95	$15.15	$15.53
Per share market value at end of period	$21.60	$17.80	$23.39	$20.75	$21.47	$18.09	$19.80	$18.68	$16.22	$16.82
Total return based on market value with reinvestment of dividends (3)	35.68%	(15.78)%	32.80%	11.24%	30.57%	4.24%	15.75%	26.74%	5.75%	12.28%
Total return based on market value (4)	33.14%	(16.03)%	30.02%	7.36%	28.69%	0.35%	15.36%	24.78%	5.71%	14.69%
Total return based on net asset value (5)	16.09%	8.79%	19.06%	15.63%	14.71%	12.06%	11.87%	15.54%	7.62%	9.92%
Shares Outstanding, End of Period	87,829,499	81,389,287	75,771,542	67,684,209	66,524,591	65,412,817	60,247,201	59,716,205	54,163,960	53,797,358
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets	16.92%	11.05%	11.17%	11.10%	11.27%	11.32%	9.41%	9.39%	9.31%	7.56%
Ratio of net investment income to average net assets	13.75%	12.85%	11.67%	13.26%	11.73%	13.80%	12.49%	11.84%	11.35%	13.42%
Portfolio turnover	16.92%	26.67%	44.23%	41.88%	30.89%	44.57%	58.08%	37.40%	34.51%	53.16%
Net assets, end of period	$1,496,375	$1,341,569	$1,275,848	$1,161,315	$1,119,297	$1,063,202	$969,284	$952,212	$820,741	$835,405

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the year ended December 31, 2023. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 17.00% for the year ended December 31, 2023. The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the years ended December 31, 2022 and 2021 and the Adviser’s waivers of its right to receive a portion of the Management and Incentive Fees with respect to the Company’s ownership of shares of common stock of Oxford Square Capital Corp. and Triangle Capital Corp. for the year ended December 31, 2018. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 11.08%, 11.19% and 11.33% for the years ended December 31, 2022, 2021 and 2018, respectively. The Adviser did not waive any Management Fees or Incentive Fees for the years ended December 31, 2020 and 2019. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 9.42%, 9.43% and 9.33% for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2014 the Company did not own any shares of common stock of TICC Capital Corp. or Triangle Capital Corp. For the year ended December 31, 2014, the ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee prior to the Company’s IPO. Excluding the effects of the waiver, the ratio of net expenses to average net assets would have been 7.88% for the year ended December 31, 2014.
(8)
Table may not sum due to rounding.
14. Selected Quarterly Financial Data (Unaudited)

	2023
	Q4	Q3	Q2	Q1
Investment Income	$119,542	$114,435	$107,605	$96,505
Net Expenses (1)	$64,269	$63,980	$57,919	$53,155
Net Investment Income	$54,684	$49,994	$48,784	$42,937
Total unrealized and realized gains (losses)	$(3,523)	$14,826	$4,306	$10,015
Increase in Net Assets Resulting from Operations	$51,161	$64,820	$53,090	$52,952
Net Asset Value per Share as of the End of the Quarter	$17.04	$16.97	$16.74	$16.59

	2022
	Q4	Q3	Q2	Q1
Investment Income	$100,149	$77,839	$63,888	$67,429
Net Expenses (1)	$47,536	$40,659	$23,066	$31,717
Net Investment Income	$52,613	$37,180	$40,822	$35,712
Total unrealized and realized gains (losses)	$(6,351)	$(2,749)	$(54,347)	$5,173
Increase in Net Assets Resulting from Operations	$46,262	$34,431	$(13,525)	$40,885
Net Asset Value per Share as of the End of the Quarter	$16.48	$16.36	$16.27	$16.88

	2021
	Q4	Q3	Q2	Q1
Investment Income	$78,323	$71,200	$62,828	$66,242
Net Expenses (1)	$32,132	$34,730	$35,440	$33,932
Net Investment Income	$46,191	$36,470	$27,388	$32,310
Total unrealized and realized gains (losses)	$(4,373)	$18,486	$30,966	$24,342
Increase in Net Assets Resulting from Operations	$41,818	$54,956	$58,354	$56,652
Net Asset Value per Share as of the End of the Quarter	$16.84	$17.18	$16.85	$16.47

(1)
Net expenses include income taxes, including excise taxes.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the SOX Code of Business Conduct and Ethics (which is set forth below), information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Our SOX Code of Business Conduct and Ethics may be found at http://www.sixthstreetspecialtylending.com in the “Investor Resources” section of our website. We intend to disclose any substantive amendments to or waivers of required provisions of the SOX Code of Business Conduct and Ethics on our website or on a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

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
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

3.2	Second Amended and Restated Bylaws dated July 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on July 17, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

4.2

Second Supplemental Indenture, dated as of November 1, 2019, between TPG Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2019).

4.3	Form of 3.875% Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2019).

4.4

Third Supplemental Indenture, dated as of February 3, 2021, between Sixth Street Specialty Lending, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2021).

4.5	Form of 2.500% Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2021).

4.6

Fourth Supplemental Indenture, dated as of August 14, 2023, between Sixth Street Specialty Lending, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2023).

4.7	Form of 6.950% Note Due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2023).

4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.22

Fourteenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 12, 2023, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2023).

21.1	Subsidiaries of Sixth Street Specialty Lending, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Clawback Policy

99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2024	SIXTH STREET SPECIALTY LENDING, INC.

/s/ Joshua Easterly
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Michael Fishman, Joshua Easterly, Ian Simmonds, David Stiepleman and Jennifer Gordon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2024.

Signature	Title

/s/ Joshua Easterly Joshua Easterly	Chief Executive Officer, Director and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (Principal Financial Officer)
/s/ Michael Graf Michael Graf	Deputy Chief Financial Officer (Principal Accounting Officer)
/s/ John A. Ross John A. Ross	Director and Chairman of the Audit Committee
/s/ P. Emery Covington P. Emery Covington	Director
/s/ Hurley Doddy Hurley Doddy	Director
/s/ Michael Fishman Michael Fishman	Director
/s/ Jennifer Gordon Jennifer Gordon	Director

/s/ Richard A. Higginbotham Richard A. Higginbotham	Director
/s/ Judy Slotkin Judy Slotkin	Director
/s/ David Stiepleman David Stiepleman	Director
/s/ Ronald K. Tanemura Ronald K. Tanemura	Director