Form 10-Q
period 2024-03-31
Sixth Street Specialty Lending, Inc.
filed 2024-05-01
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at May 1, 2024 was 92,721,556.

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

In addition to factors previously identified elsewhere in the reports and other documents Sixth Street Specialty Lending, Inc. (the “Company”, “we”, “us” or “our”) has filed with the Securities and Exchange Commission, or SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
an economic downturn, which could impair our portfolio companies’ abilities to continue to operate, and could lead to the loss of some or all of our investments in those portfolio companies;
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
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,279,013 and $3,172,853, respectively)	$3,319,997	$3,223,152
Controlled, affiliated investments (amortized cost of $80,639 and $78,159, respectively)	60,012	59,913
Total investments at fair value (amortized cost of $3,359,652 and $3,251,012, respectively)	3,380,009	3,283,065
Cash and cash equivalents (restricted cash of $29,100 and $23,979, respectively)	35,890	25,196
Interest receivable	31,258	27,969
Prepaid expenses and other assets	4,865	7,578
Total Assets	$3,452,022	$3,343,808
Liabilities
Debt (net of deferred financing costs of $25,258 and $21,930, respectively)	$1,804,347	$1,780,307
Management fees payable to affiliate	12,199	11,962
Incentive fees on net investment income payable to affiliate	10,928	11,451
Incentive fees on net capital gains accrued to affiliate	9,601	10,446
Other payables to affiliate	2,701	2,802
Other liabilities	30,240	30,465
Total Liabilities	1,870,016	1,847,433
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 92,785,806 and 88,493,749 shares issued, respectively; and 92,121,556 and 87,829,499 shares outstanding, respectively	928	885
Additional paid-in capital	1,492,511	1,405,173
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	99,026	100,776
Total Net Assets	1,582,006	1,496,375
Total Liabilities and Net Assets	$3,452,022	$3,343,808
Net Asset Value Per Share	$17.17	$17.04

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$102,407	$88,434
Paid-in-kind interest income	8,108	3,003
Dividend income	780	608
Other income	4,254	2,757
Total investment income from non-controlled, non-affiliated investments	115,549	94,802
Investment income from controlled, affiliated investments:
Interest from investments	2,230	1,702
Other income	4	1
Total investment income from controlled, affiliated investments	2,234	1,703
Total Investment Income	117,783	96,505
Expenses
Interest	39,032	28,486
Management fees	12,597	10,733
Incentive fees on net investment income	10,928	9,481
Incentive fees on net capital gains	(845)	1,758
Professional fees	1,751	1,756
Directors’ fees	220	183
Other general and administrative	1,286	1,014
Total expenses	64,969	53,411
Management and incentive fees waived (Note 3)	(398)	(256)
Net Expenses	64,571	53,155
Net Investment Income Before Income Taxes	53,212	43,350
Income taxes, including excise taxes	850	413
Net Investment Income	52,362	42,937
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(9,315)	11,754
Controlled, affiliated investments	(2,381)	(6,204)
Translation of other assets and liabilities in foreign currencies	4,727	(1,004)
Interest rate swaps	—	231
Total net change in unrealized gains (losses)	(6,969)	4,777
Realized gains (losses):
Non-controlled, non-affiliated investments	2,234	4,814
Foreign currency transactions	(109)	424
Total net realized gains (losses)	2,125	5,238
Total Net Unrealized and Realized Gains (Losses)	(4,844)	10,015
Increase (Decrease) in Net Assets Resulting from Operations	$47,518	$52,952
Earnings per common share—basic and diluted	$0.53	$0.65
Weighted average shares of common stock outstanding—basic and diluted	89,032,381	81,400,843

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2024

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($44,688 par, due 5/2029)	5/26/2023	SOFR + 5.75%	11.08%	$43,514	$44,464	2.8%
Truck-Lite Co., LLC (3)	First-lien loan ($40,437 par, due 2/2031)	2/13/2024	SOFR + 5.75%	11.06%	39,994	40,101	2.5%
	First-lien revolving loan ($146 par, due 2/2030)	2/13/2024	SOFR + 5.75%	11.06%	103	113	0.0%
					83,611	84,678	5.3%
Business Services
Alpha Midco, Inc. (3)(5)	First-lien loan ($68,928 par, due 8/2025)	8/15/2019	SOFR + 7.63%	12.93%	68,410	69,793	4.4%
Artisan Bidco, Inc.(3)	First-lien loan ($38,015 par, due 11/2029)	11/7/2023	SOFR + 7.00%	12.32%	37,184	37,469	2.4%
	First-lien loan (EUR 17,691 par, due 11/2029)	11/7/2023	E + 7.00%	10.92%	18,646	18,867 (EUR 17,470)	1.2%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($13,063 par, due 3/2031)	3/19/2024	SOFR + 6.50%	11.83%	12,574	12,588	0.8%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($32,913 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.30% PIK	32,083	33,324	2.1%
Crewline Buyer, Inc.(3)	First-lien loan ($56,324 par, due 11/2030)	11/8/2023	SOFR + 6.75%	12.06%	54,820	55,547	3.5%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 37,874 par, due 12/2027)	12/3/2021	C + 5.75%	11.04%	28,852	27,987 (CAD 37,874)	1.8%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($68,247 par, due 7/2027)	7/22/2021	SOFR + 7.60%	12.93%	67,324	68,074	4.3%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,476 par, due 8/2026)	7/1/2022	SOFR + 8.10%	13.41%	5,429	5,498	0.3%
Galileo Parent, Inc. (3)	First-lien loan ($64,579 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.56%	62,810	63,611	4.0%
	First-lien revolving loan ($4,471 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.56%	4,214	4,320	0.3%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,595 par, due 12/2026)	12/20/2021	SOFR + 6.65%	11.98%	17,315	17,727	1.1%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($328 par, due 5/2029)	5/2/2022	SOFR + 4.60%	9.91%	329	314	0.0%
Netwrix Corp. (3)	First-lien loan ($46,358 par, due 6/2029)	6/9/2022	SOFR + 5.00%	10.30%	45,812	46,730	2.9%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.58%	3,099	3,285 (EUR 3,041)	0.2%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.93%	963	971 (EUR 899)	0.1%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($82,626 par, due 10/2026)	10/8/2020	SOFR + 7.25%	12.56%	81,785	83,039	5.2%
Wrangler TopCo, LLC (3)	First-lien loan ($4,153 par, due 7/2029)	7/7/2023	SOFR + 7.50%	12.82%	4,047	4,141	0.3%
					545,696	553,285	34.9%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	10.64%	6,833	8,006 (EUR 7,413)	0.5%
	First-lien loan (GBP 13,388 par, due 9/2028)	9/6/2022	S + 6.75%	11.94%	15,127	17,081 (GBP 13,522)	1.1%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 6.75%	11.45%	710	691 (NOK 7,501)	0.0%
					22,670	25,778	1.6%
Communications
Babylon Finco Limited (3)(4)	First-lien loan ($1,557 par, due 1/2031)	1/26/2024	SOFR + 6.25%	11.57%	1,507	1,515	0.0%
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($35,449 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.68%	34,375	35,795	2.3%
Celtra Technologies, Inc. (3)(5)	First-lien loan ($28,851 par, due 11/2026)	11/19/2021	SOFR + 5.75%	11.08%	28,318	28,851	1.8%
IntelePeer Holdings, Inc.	First-lien loan ($33,367 par, due 12/2024) (3)	12/2/2019	SOFR + 8.40%	13.71%	33,352	33,284	2.1%
	Convertible note ($4,790 par, due 5/2028)	5/12/2021	7.50%	7.50% PIK	4,764	5,197	0.3%
					102,316	104,642	6.5%
Education
Astra Acquisition Corp. (3)(14)	Second-lien loan ($43,479 par, due 10/2029)	10/22/2021	SOFR + 9.14%	14.44%	42,833	17,609	1.1%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($59,400 par, due 6/2026)	6/8/2021	SOFR + 5.85%	11.18%	58,776	59,103	3.7%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.68%	55,446	55,232	3.5%
	First-lien revolving loan ($2,811 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.68%	2,702	2,657	0.2%
Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 7.50%	12.90%	29,699	30,013	1.9%
					189,456	164,614	10.4%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 6.25%	10.15%	756	785 (EUR 727)	0.0%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($29,116 par, due 7/2029)	7/20/2023	SOFR + 7.25%	12.56%	28,147	28,679	1.8%
BlueSnap, Inc. (3)(5)	First-lien loan ($41,790 par, due 10/2025)	10/25/2019	SOFR + 7.15%	12.46%	41,455	41,458	2.6%
BTRS Holdings, Inc.(3)	First-lien loan ($47,526 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.33%	46,463	47,883	3.0%
	First-lien revolving loan ($2,410 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.58%	2,296	2,446	0.2%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
CLGF Holdco 2, LLC(3)(4)	First-lien loan ($3,916 par, due 11/2027)	11/7/2023	SOFR + 8.50%	13.81%	3,849	3,887	0.2%
	Second-lien loan ($3,357 par, due 11/2028)	11/7/2023	SOFR + 12.00%	17.31%	3,124	3,164	0.2%
Fullsteam Operations, LLC(3)	First-lien loan ($33,479 par, due 11/2029)	11/27/2023	SOFR + 8.40%	13.73%	32,367	33,008	2.1%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,197 par, due 5/2027)	5/28/2021	SOFR + 4.65%	9.99%	1,071	1,385	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($16,514 par, due 5/2028)	5/28/2021	SOFR + 8.40%	13.74% PIK	16,308	16,556	1.0%
Kyriba Corp. (3)	First-lien loan ($36,399 par, due 4/2028)	12/21/2023	SOFR + 8.50%	13.83% (incl. 8.50% PIK)	35,680	35,816	2.3%
	First-lien loan (EUR 11,158 par, due 4/2028)	12/21/2023	E + 8.50%	12.44% (incl. 8.50% PIK)	12,034	11,870 (EUR 10,991)	0.8%
Passport Labs, Inc.	First-lien loan ($24,857 par, due 4/2026) (3)	4/28/2021	P + 7.25%	15.75%	24,713	24,808	1.6%
	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	1,485	0.1%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.33%	22,200	23,165	1.5%
PrimeRevenue, Inc. (3)	First-lien loan ($7,007 par, due 12/2024)	12/31/2018	SOFR + 7.10%	12.43%	7,000	7,073	0.4%
TradingScreen, Inc. (3)(5)	First-lien loan ($50,078 par, due 4/2027)	4/30/2021	SOFR + 6.35%	11.66%	49,220	49,952	3.2%
Volante Technologies, Inc.	First-lien loan ($2,712 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,686	2,678	0.2%
					330,455	336,098	21.3%

Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($69,429 par, due 11/2027) (5)	11/23/2020	SOFR + 7.45%	12.79%	68,583	70,296	4.4%
	Second-lien loan ($5,854 par, due 1/2030)	1/23/2023	SOFR + 10.70%	16.02% PIK	5,729	5,898	0.4%
Edge Bidco B.V. (3)(4)(5)	First-lien loan (EUR 5,811 par, due 2/2029)	2/24/2023	E + 7.00%	10.93% (incl. 3.25% PIK)	6,042	6,313 (EUR 5,845)	0.4%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	11.13%	64,093	64,838	4.1%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	12.56%	68,285	69,753	4.4%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($15,530 par, due 3/2029)	3/24/2023	SOFR + 6.75%	12.06%	15,055	15,608	1.0%
SL Buyer Corp. (3)(5)	First-lien loan ($31,875 par, due 7/2029)	7/7/2023	SOFR + 7.75%	13.08%	30,583	31,488	2.0%
					258,370	264,194	16.7%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($64,457 par, due 5/2028)	5/25/2022	SOFR + 6.40%	11.71%	63,262	64,782	4.1%
Equinox Holdings, Inc.	First-lien loan ($48,044 par, due 3/2029)(3)	3/8/2024	SOFR + 8.25%	13.56% (incl. 4.13% PIK)	47,329	47,443	3.0%
	Second-lien loan ($2,066 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,005	1,999	0.1%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2024)	12/21/2018	SOFR + 9.65%	14.96%	28,594	30,034	1.9%
	First-lien revolving loan ($30,102 par, due 6/2024)	12/21/2018	SOFR + 9.65%	14.96%	30,102	29,851	1.9%
					171,292	174,109	11.0%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($42,299 par, due 5/2027)	5/5/2021	SOFR + 7.65%	12.92%	41,746	42,412	2.7%
bswift, LLC (3)(5)	First-lien loan ($44,246 par, due 11/2028)	11/7/2022	SOFR + 6.38%	11.70%	43,184	45,021	2.8%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($20,087 par, due 1/2028)	1/31/2021	SOFR + 6.65%	12.03% (incl. 6.50% PIK)	19,701	20,564	1.3%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 50,000 par, due 12/2026)	12/6/2021	B + 6.25%	10.65%	34,877	32,620 (AUD 50,000)	2.1%
HireVue, Inc.(3)	First-lien loan ($53,978 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.56%	52,574	54,248	3.4%
	First-lien revolving loan ($1,377 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.56%	1,207	1,412	0.1%
Madcap Software, Inc.(3)(5)	First-lien loan ($32,419 par, due 12/2026)	12/15/2023	SOFR + 6.10%	11.43%	31,690	31,770	2.0%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 11,938 par, due 12/2025)	1/11/2018	B + 5.00%	9.35%	9,030	7,788 (AUD 11,938)	0.5%
	First-lien loan (GBP 2,761 par, due 12/2025)	10/28/2021	S + 5.03%	10.24%	3,804	3,488 (GBP 2,761)	0.2%
	First-lien loan ($9,579 par, due 12/2025)	10/28/2021	SOFR + 5.10%	10.43%	9,572	9,579	0.6%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($71,014 par, due 5/2027)	5/3/2019	SOFR + 6.35%	11.58%	70,668	71,191	4.5%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($34,287 par, due 12/2026)	12/17/2021	SOFR + 7.15%	12.46%	33,636	34,287	2.2%
					351,689	354,380	22.4%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($4,545 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.84%	4,441	4,570	0.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($35,209 par, due 7/2030)	6/30/2023	SOFR + 6.50%	11.80%	34,331	35,209	2.2%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($37,064 par, due 10/2028)	10/1/2021	SOFR + 7.60%	12.92% PIK	36,584	36,971	2.3%
	First-lien revolving loan ($320 par, due 10/2027)	10/1/2021	SOFR + 6.85%	12.17%	288	314	0.0%
Coupa Holdings, LLC (3)	First-lien loan ($43,191 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.81%	42,179	44,191	2.8%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($59,350 par, due 6/2028)	6/17/2022	SOFR + 6.00%	11.33%	58,376	59,795	3.8%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
EDB Parent, LLC (3)(5)	First-lien loan ($65,167 par, due 7/2028)	7/7/2022	SOFR + 6.75%	12.08%	64,000	64,679	4.1%
Higher Logic, LLC (3)(5)	First-lien loan ($52,216 par, due 1/2025)	6/18/2018	SOFR + 6.25%	11.56%	52,084	52,347	3.3%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 78,125 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	10.58% (incl. 3.50% PIK)	7,281	7,102 (SEK 75,937)	0.4%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($39,426 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.81%	38,677	39,883	2.5%
Lithium Technologies, LLC (3)	First-lien loan ($58,342 par, due 1/2025)	10/3/2017	SOFR + 9.00%	14.32% (incl. 4.50% PIK)	58,351	53,237	3.4%
Lucidworks, Inc. (3)(5)	First-lien loan ($9,059 par, due 2/2027)	2/11/2022	SOFR + 7.50%	12.83% (incl. 3.50% PIK)	9,059	9,059	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($52,048 par, due 2/2026)	2/25/2021	SOFR + 7.85%	13.18% (incl. 1.94% PIK)	51,508	52,048	3.3%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.06%	35,512	37,754	2.4%
					488,230	492,589	31.1%
Manufacturing
Aptean, Inc. (3)	First-lien loan ($7,922 par, due 1/2031)	1/30/2024	SOFR + 5.25%	10.57%	7,830	7,847	0.5%
ASP Unifrax Holdings, Inc. (9)	First-lien loan ($1,127 par, due 12/2025) (3)	8/25/2023	SOFR + 3.90%	9.20%	1,061	1,082	0.1%
	First-lien loan (EUR 1,023 par, due 12/2025) (3)	9/14/2023	E + 3.75%	7.65%	1,002	1,042 (EUR 964)	0.1%
	Secured Note ($1,226 par, due 9/2028)	12/19/2023	5.25%	5.25%	852	800	0.1%
	Unsecured Note ($1,059 par, due 9/2029)	8/31/2023	7.50%	7.50%	581	582	0.0%
Avalara, Inc. (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.56%	37,772	39,274	2.5%
Heritage Environmental Services, Inc. (3)	First-lien loan ($12,346 par, due 1/2031)	1/31/2024	SOFR + 5.50%	10.81%	12,277	12,311	0.8%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($16,340 par, due 9/2030)	9/7/2023	SOFR + 5.75%	11.06%	15,915	16,054	1.0%
	First-lien loan (EUR 4,851 par, due 9/2030)	9/7/2023	E + 5.75%	9.65%	5,059	5,147 (EUR 4,766)	0.3%
	First-lien loan (GBP 16,640 par, due 9/2030)	9/7/2023	S + 5.75%	11.00%	20,047	20,529 (GBP 16,251)	1.3%
					102,396	104,668	6.7%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($16,500 par, due 4/2027)	4/25/2022	SOFR + 6.50%	11.83%	16,222	16,458	1.0%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.43%	26,811	27,317	1.7%
Mach Natural Resources LP(3)(4)	First-lien loan ($5,000 par, due 12/2026)	12/28/2023	SOFR + 6.65%	11.95%	4,908	4,925	0.3%
Murchison Oil and Gas, LLC (3)	First-lien loan ($24,637 par, due 6/2026)	6/30/2022	SOFR + 8.40%	13.72%	24,309	25,068	1.6%
TRP Assets, LLC (3)	First-lien loan ($65,000 par, due 12/2025)	12/3/2021	SOFR + 7.76%	13.07%	64,450	66,980	4.2%
					120,478	124,290	7.8%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($39,840 par, due 3/2026)	3/31/2021	SOFR + 6.60%	11.93%	39,388	39,740	2.5%
Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	SOFR + 8.65%	13.97%	24,891	25,000	1.6%
American Achievement, Corp. (3)(14)	First-lien loan ($27,003 par, due 9/2026)	9/30/2015	SOFR + 6.35%	11.68% (incl. 11.18% PIK)	26,177	20,522	1.3%
	First-lien loan ($1,350 par, due 9/2026)	6/10/2021	SOFR + 14.10%	19.43% (incl. 19.18% PIK)	1,350	101	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	6.48% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($12,823 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.23%	12,583	12,085	0.8%
	Roll Up DIP term loan ($25,728 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.23% PIK	25,728	24,248	1.5%
	Super-Priority DIP term loan ($4,550 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.23%	4,550	4,288	0.3%
Cordance Operations, LLC (3)	First-lien loan ($51,007 par, due 7/2028)	7/25/2022	SOFR + 9.18%	14.53%	50,116	51,404	3.1%
Neuintel, LLC (3)(5)	First-lien loan ($56,333 par, due 12/2026)	12/20/2021	SOFR + 7.60%	12.93%	55,627	56,755	3.6%
PDI TA Holdings, Inc. (3)	First-lien loan ($14,410 par, due 2/2031)	2/1/2024	SOFR + 5.50%	10.83%	14,120	14,195	0.9%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.50%	10.43%	4,687	4,827 (EUR 4,470)	0.3%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($57,967 par, due 12/2027)	12/1/2021	SOFR + 6.90%	12.23%	57,304	57,822	3.7%
	First-lien revolving loan ($19 par, due 12/2027)	12/1/2021	SOFR + 6.85%	12.18%	(38)	10	0.0%
					277,640	271,328	17.1%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($3,296 par, due 3/2028)	3/26/2024	SOFR + 5.00%	10.31%	3,227	3,224	0.2%
Marcura Equities LTD (3)(4)	First-lien loan ($32,007 par, due 8/2029)	8/11/2023	SOFR + 7.00%	12.18%	31,055	31,847	2.0%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.00%	12.18%	1,592	1,658	0.1%
Project44, Inc. (3)(5)	First-lien loan ($35,095 par, due 11/2027)	11/12/2021	SOFR + 6.40%	11.71%	34,138	35,095	2.2%
					70,012	71,824	4.5%
Total Debt Investments					3,174,362	3,187,245	201.1%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Equity and Other Investments
Automotive
Clarience Technologies, LLC (11)(12)	Class A Units (333 units)	2/12/2024			820	820	0.1%
Business Services
Artisan Topco LP(11)(12)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	2,117	0.1%
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	1,475 (CAD 1,996)	0.1%
Insight Hideaway Aggregator, L.P. (11)(12)	Partnership Interest (329,861 units)	3/19/2024			3,299	3,299	0.2%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,247	4,499	0.3%
Newark FP Co-Invest, L.P.(11)(12)	Partnership (2,527,719 units)	11/8/2023			2,533	2,533	0.2%
ReliaQuest, LLC (13)	Class A-1 Units (637,713 units) (11)	11/23/2021			1,120	1,414	0.1%
	Class A-2 Units (2,989 units) (11)	6/21/2022			6	8	0.0%
	Class A-3 Units (16,957 units) (11)(12)	11/10/2023			36	46	0.0%
	Series A Preferred Stock (1,748 Units) (3)(12)	12/20/2023	SOFR + 12.00%	17.37% PIK	1,583	1,610	0.1%
	Warrants (90,634 warrants) (11)(12)	12/20/2023			102	102	0.0%
Sprinklr, Inc. (10)(11)	Common Shares (283,499 shares)	6/24/2021			2,445	3,479	0.2%
Warrior TopCo LP (11)(12)	Class A Units (423,729 units)	7/7/2023			424	424	0.0%
					22,821	21,006	1.3%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	2,007	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	2,157	0.1%
	Series C Warrants (280,000 warrants)	2/28/2020			183	—	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					6,174	5,414	0.3%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	—	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,523	4,763	0.3%
RMCF IV CIV XXXV, LP. (11)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,485	0.1%
					9,778	6,248	0.4%
Financial Services
AF Eagle Parent, L.P.(11)(12)	Partnership (121,329 units)	11/27/2023			4,091	4,091	0.3%
CLGF Holdco 2, LLC(4)(11)(12)	Warrants (334,682 warrants)	11/7/2023			183	287	0.0%
Newport Parent Holdings, L.P. (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	13,857	0.9%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	5	0.0%
Passport Labs, Inc. (11)	Warrants (17,534 warrants)	4/28/2021			192	—	0.0%
TradingScreen, Inc. (11)(13)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					9,249	18,840	1.2%
Healthcare
Caris Life Sciences, Inc. (11)	Series C Preferred Shares (1,915,114 shares)	10/13/2020			3,500	7,123	0.5%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	10,251	0.6%
	Warrants (633,376 warrants)	9/21/2018			192	1,334	0.1%
	Warrants (569,991 warrants)	4/2/2020			250	1,018	0.1%
Merative Topco L.P. (11)	Class A-1 Units (989,691 units)	6/30/2022			9,897	9,600	0.6%
Raptor US Buyer II Corp. (11)(12)	Ordinary Shares (20,268 shares)	3/24/2023			2,033	2,033	0.1%
					25,922	31,359	2.0%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(11)	Class A Units (33,790,171 units)	12/21/2018			21,842	84	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	127	0.0%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,026	0.3%
bswift, LLC (11)	Class A-1 Units (2,393,509 units)	11/7/2022			2,393	2,675	0.2%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020			1,347	2,172	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,662 (AUD 4,080)	0.2%
					9,654	11,535	0.8%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	9,521	0.6%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,493	3,764	0.2%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	800	0.1%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)	11/18/2022			198	198	0.0%
SMA Technologies Holdings, LLC (11)	Class A Units (1,300 units)	11/21/2022			1,300	1,300	0.1%
	Class B Units (923,250 units)	11/21/2022			—	—	0.0%
					17,628	18,583	1.2%
Marketing Services
Validity, Inc.(11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	10,752	0.7%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)	Preferred Units (13,355 units)	6/30/2022			13,355	14,156	0.9%
TRP Assets, LLC (11)(13)	Partnership Interest (1.89% ownership)	8/25/2022			8,761	11,718	0.7%
					22,116	25,874	1.6%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	Warrants (14,256 warrants)	8/5/2020			1,029	—	0.0%

Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (996,958 Certificates)	1/30/2021			2,530	9,870	0.6%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/20/2021			3,000	1,695	0.1%
					5,530	11,615	0.7%
Structured Credit
Allegro CLO Ltd, Series 2018-1A, (3)(4)(9)	Structured Credit ($1,000 par, due 6/2031)	5/26/2022	SOFR + 3.11%	8.43%	992	971	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2034)	6/23/2022	SOFR + 6.51%	11.84%	899	981	0.1%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($500 par, due 4/2031)	10/15/2020	SOFR + 5.61%	10.93%	430	477	0.0%
Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(9)	Structured Credit ($1,000 par, due 7/2030)	5/26/2022	SOFR + 3.16%	8.48%	922	986	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2016-1, Ltd (3)(4)(9)	Structured Credit ($1,600 par, due 4/2034)	2/15/2023	SOFR + 6.86%	12.18%	1,434	1,552	0.1%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2032)	6/30/2022	SOFR + 6.70%	12.02%	905	980	0.1%
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(9)	Structured Credit ($1,000 par, due 1/2031)	7/21/2022	SOFR + 4.81%	10.13%	877	946	0.1%
CIFC CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2031)	6/16/2022	SOFR + 5.76%	11.06%	906	993	0.1%
Crown Point CLO Ltd, Series 2021-10A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2034)	6/14/2022	SOFR + 7.11%	12.43%	905	965	0.1%
Dryden Senior Loan Fund, Series 2018-55A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2031)	7/25/2022	SOFR + 3.11%	8.43%	929	984	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(9)	Structured Credit ($1,500 par, due 7/2034)	8/17/2022	SOFR + 6.76%	12.08%	1,475	1,424	0.1%
Eaton CLO Ltd, Series 2020-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	8/11/2022	SOFR + 6.51%	11.83%	937	987	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(9)	Structured Credit ($1,015 par, due 7/2034)	6/3/2022	SOFR + 6.61%	11.93%	943	985	0.1%
Gulf Stream Meridian, Series 2021-6A (3)(4)(9)	Structured Credit ($2,000 par, due 1/2037)	9/12/2022	SOFR + 6.62%	11.94%	1,853	1,923	0.0%
KKR CLO Ltd, 49A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2035)	6/2/2022	SOFR + 8.26%	13.32%	978	1,000	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(9)	Structured Credit ($3,500 par, due 4/2033)	5/23/2022	SOFR + 3.78%	9.10%	3,175	3,397	0.2%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(9)	Structured Credit ($1,100 par, due 7/2031)	6/1/2022	SOFR + 6.31%	11.63%	973	1,061	0.1%
Octagon 57 LLC, Series 2021-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	5/24/2022	SOFR + 6.86%	12.18%	952	971	0.1%
Octagon Investment Partners 18 Ltd, Series 2018-18A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2031)	7/26/2022	SOFR + 2.96%	8.28%	915	984	0.1%
Park Avenue Institutional Advisers CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2031)	9/23/2022	SOFR + 3.59%	8.91%	873	970	0.1%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2032)	5/25/2022	SOFR + 6.51%	11.83%	933	1,000	0.0%
Voya CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($2,750 par, due 10/2031)	6/22/2022	SOFR + 6.01%	11.33%	2,447	2,648	0.2%
Wind River CLO Ltd, Series 2014-2A (3)(4)(9)	Structured Credit ($1,500 par, due 1/2031)	6/23/2022	SOFR + 3.16%	8.48%	1,410	1,454	0.1%
Wind River CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($2,000 par, due 1/2031)	12/12/2022	SOFR + 5.91%	11.23%	1,724	1,952	0.1%
					28,787	30,591	2.3%
Total Equity and Other Investments					185,290	192,764	12.6%
Total Investments					$3,359,652	$3,380,009	213.7%

	Interest Rate Swaps as of March 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	SOFR + 2.54%	3.875%	11/1/2024	$2,500	$—	$—	$—
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.51%	11/1/2024	300,000	(6,966)	—	1,880
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.72%	11/1/2024	50,000	(1,224)	—	339
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	300,000	(27,338)	—	(1,227)
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	(1,534)	—	(6,214)
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	(5,143)	—	(5,143)
Total Hedge Accounting Swaps				1,302,500	(42,205)	—	(10,365)
Cash collateral				—	71,305	—	—
Total derivatives				$1,302,500	$29,100	$—	$(10,365)

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2024.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 11.3% of total assets as of March 31, 2024.

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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2024 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the three months ended March 31, 2024

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2024	Other Income	Interest Income
IRGSE Holding Corp.	$59,913	$2,480	$—	$(2,381)	$—	$—	$60,012	$4	$2,230
Total	$59,913	$2,480	$—	$(2,381)	$—	$—	$60,012	$4	$2,230

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

(7)
As of March 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $3,365,588, resulting in estimated gross unrealized gains and losses of $170,747 and $154,360, respectively.
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
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $15,994, or 1.0% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of March 31, 2024.
(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $12.3 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2023

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($44,800 par, due 5/2029)	5/26/2023	SOFR + 5.75%	11.11%	$43,571	$44,240	3.0%
Business Services
Acceo Solutions, Inc. (3)(4)(5)	First-lien loan (CAD 52,941 par, due 10/2025)	7/6/2018	C + 4.75%	10.21%	40,026	40,150 (CAD 52,941)	2.7%
Alpha Midco, Inc. (3)(5)	First-lien loan ($68,885 par, due 8/2025)	8/15/2019	SOFR + 7.63%	12.97%	68,287	69,751	4.7%
Artisan Bidco, Inc.(3)	First-lien loan ($38,112 par, due 11/2029)	11/7/2023	SOFR + 7.00%	12.38%	37,250	37,563	2.5%
	First-lien loan (EUR 17,735 par, due 11/2029)	11/7/2023	E + 7.00%	10.96%	18,681	19,346 (EUR 17,513)	1.3%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($31,935 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.40% PIK	31,086	31,775	2.1%
Crewline Buyer, Inc.(3)	First-lien loan ($56,324 par, due 11/2030)	11/8/2023	SOFR + 6.75%	12.10%	54,781	55,236	3.7%
Dye & Durham Corp. (3)(4)	First-lien loan (CAD 37,874 par, due 12/2027)	12/3/2021	C + 5.75%	11.20%	28,873	28,938 (CAD 38,158)	1.9%
	First-lien revolving loan (CAD 1,086 par, due 12/2026)	12/3/2021	C + 5.75%	11.20%	693	824 (CAD 1,086)	0.1%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($66,197 par, due 7/2027)	7/22/2021	SOFR + 7.60%	12.96%	65,245	65,866	4.4%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,476 par, due 8/2026)	7/1/2022	SOFR + 8.10%	13.45%	5,420	5,498	0.4%
Galileo Parent, Inc. (3)	First-lien loan ($64,742 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.60%	62,920	63,770	4.3%
	First-lien revolving loan ($3,317 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.60%	3,048	3,166	0.2%
Hornetsecurity Holding GmbH (3)(4)	First-lien loan (EUR 3,150 par, due 11/2029)	11/14/2022	E + 6.50%	10.50%	3,154	3,536 (EUR 3,201)	0.2%
Information Clearinghouse, LLC and MS Market Service, LLC (3)(5)	First-lien loan ($17,640 par, due 12/2026)	12/20/2021	SOFR + 6.65%	12.02%	17,342	17,598	1.2%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($329 par, due 5/2029)	5/2/2022	SOFR + 4.50%	9.98%	329	310	0.0%
Netwrix Corp. (3)	First-lien loan ($36,594 par, due 6/2029)	6/9/2022	SOFR + 5.00%	10.39%	36,074	36,842	2.4%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.59%	3,091	3,332 (EUR 3,016)	0.2%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.94%	962	983 (EUR 890)	0.1%
ReliaQuest Holdings, LLC (3)(5)	First-lien loan ($82,626 par, due 10/2026)	10/8/2020	SOFR + 7.25%	12.63%	81,711	83,658	5.6%
Wrangler TopCo, LLC (3)	First-lien loan ($4,153 par, due 7/2029)	7/7/2023	SOFR + 7.50%	12.88%	4,044	4,118	0.3%
					563,017	572,260	38.3%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	10.70%	6,954	8,053 (EUR 7,290)	0.5%
	First-lien loan (GBP 12,287 par, due 9/2028)	9/6/2022	S + 6.75%	11.98%	13,860	15,742 (GBP 12,349)	1.1%
	First-lien revolving loan (GBP 312 par, due 9/2028)	9/6/2022	S + 6.75%	11.98%	400	399 (GBP 313)	0.0%
					21,214	24,194	1.6%
Communications
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($29,739 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.71%	28,771	29,739	2.0%
Celtra Technologies, Inc. (3)(5)	First-lien loan ($34,038 par, due 11/2026)	11/19/2021	SOFR + 6.35%	11.71%	33,357	34,038	2.3%
IntelePeer Holdings, Inc.	First-lien loan ($33,646 par, due 12/2024) (3)	12/2/2019	SOFR + 8.40%	13.75%	33,625	33,394	2.2%
	Convertible note ($4,700 par, due 5/2028)	5/12/2021	7.50%	7.50% PIK	4,674	4,994	0.3%
					100,427	102,165	6.8%
Education
Astra Acquisition Corp. (3)	Second-lien loan ($43,479 par, due 10/2029)	10/22/2021	SOFR + 9.14%	14.48%	42,814	27,174	1.8%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($59,550 par, due 6/2026)	6/8/2021	SOFR + 5.85%	11.21%	58,858	59,252	4.0%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.71%	55,288	55,079	3.7%
Kangaroo Bidco AS (3)(4)	First-lien loan ($25,582 par, due 11/2030)	11/2/2023	SOFR + 7.50%	12.94%	24,621	24,794	1.7%
					181,581	166,299	11.2%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 6.25%	10.39%	755	796 (EUR 720)	0.1%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($28,640 par, due 7/2029)	7/20/2023	SOFR + 7.25%	12.60%	27,635	27,996	1.9%
BTRS Holdings, Inc.(3)	First-lien loan ($47,051 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.38%	45,931	47,168	3.2%
	First-lien revolving loan ($1,205 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.63%	1,085	1,217	0.1%
Bear OpCo, LLC (3)(5)	First-lien loan ($21,392 par, due 10/2024)	10/10/2019	SOFR + 7.65%	13.01%	21,294	21,713	1.5%
BlueSnap, Inc. (3)(5)	First-lien loan ($41,895 par, due 10/2025)	10/25/2019	SOFR + 7.15%	12.50%	41,516	42,117	2.8%
CLGF Holdco 2, LLC(3)(4)	First-lien loan ($3,916 par, due 11/2027)	11/7/2023	SOFR + 8.50%	13.85%	3,845	3,867	0.3%
	Second-lien loan ($3,357 par, due 11/2028)	11/7/2023	SOFR + 12.00%	17.35%	3,116	3,164	0.2%
Fullsteam Operations, LLC(3)	First-lien loan ($29,663 par, due 11/2029)	11/27/2023	SOFR + 8.40%	13.78%	28,611	29,049	1.9%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,201 par, due 5/2027)	5/28/2021	SOFR + 4.65%	10.04%	1,066	1,257	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($15,958 par, due 5/2028)	5/28/2021	SOFR + 8.40%	13.79% PIK	15,743	15,838	1.1%
Kyriba Corp. (3)	First-lien loan ($35,634 par, due 4/2028)	12/21/2023	SOFR + 8.50%	13.87% (incl. 8.50% PIK)	34,875	34,871	2.3%
	First-lien loan (EUR 10,924 par, due 4/2028)	12/21/2023	E + 8.50%	12.42% (incl. 8.50% PIK)	11,766	11,825 (EUR 10,705)	0.8%
Passport Labs, Inc.	First-lien loan ($24,603 par, due 4/2026) (3)	4/28/2021	SOFR + 8.40%	13.75%	24,444	24,555	1.6%
	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	2,025	0.1%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.36%	22,183	23,165	1.5%
PrimeRevenue, Inc. (3)	First-lien loan ($9,007 par, due 12/2024)	12/31/2018	SOFR + 7.10%	12.46%	8,996	9,083	0.6%
TradingScreen, Inc. (3)(5)	First-lien loan ($47,198 par, due 4/2027)	4/30/2021	SOFR + 6.35%	11.73%	46,360	47,080	3.1%
Volante Technologies, Inc.	First-lien loan ($2,604 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,578	2,598	0.2%
					342,885	349,384	23.4%
Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($69,231 par, due 11/2027) (5)	11/23/2020	SOFR + 7.45%	12.84%	68,325	69,746	4.7%
	Second-lien loan ($5,623 par, due 1/2030)	1/23/2023	SOFR + 10.70%	16.10%	5,493	5,637	0.4%
Edge Bidco B.V. (3)(4)(5)	First-lien loan (EUR 3,850 par, due 2/2029)	2/24/2023	E + 7.00%	16.10% (incl. 3.25% PIK)	3,951	4,266 (EUR 3,862)	0.3%
Homecare Software Solutions, LLC (3)(5)	First-lien loan ($65,000 par, due 10/2026)	10/6/2021	SOFR + 5.70%	11.06%	64,017	64,838	4.3%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	12.60%	68,205	69,753	4.7%
Raptor US Buyer II Corp. (3)	First-lien loan ($15,569 par, due 3/2029)	3/24/2023	SOFR + 6.75%	12.10%	15,070	15,491	1.0%
SL Buyer Corp. (3)(5)	First-lien loan ($31,475 par, due 7/2029)	7/7/2023	SOFR + 7.00%	12.36%	30,139	30,902	2.1%
					255,200	260,633	17.5%
Hotel, Gaming and Leisure

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
ASG II, LLC (3)(5)	First-lien loan ($61,609 par, due 5/2028)	5/25/2022	SOFR + 6.40%	11.77%	60,383	61,934	4.1%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2024)	12/21/2018	SOFR + 9.65%	15.00%	28,594	30,109	2.0%
	First-lien revolving loan ($27,622 par, due 6/2024)	12/21/2018	SOFR + 9.65%	15.03%	27,622	27,480	1.8%
					116,599	119,523	7.9%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($41,607 par, due 5/2027)	5/5/2021	SOFR + 7.65%	13.04%	41,035	41,718	2.7%
bswift, LLC (3)(5)	First-lien loan ($44,358 par, due 11/2028)	11/7/2022	SOFR + 6.63%	12.03%	43,236	44,802	3.0%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($19,519 par, due 1/2028)	1/31/2021	SOFR + 6.65%	12.03% (incl. 6.50% PIK)	19,112	19,987	1.3%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 50,000 par, due 12/2026)	12/6/2021	B + 6.25%	10.67%	34,834	34,117 (AUD 50,000)	2.3%
HireVue, Inc.(3)	First-lien loan ($54,113 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.63%	52,478	53,808	3.6%
Madcap Software, Inc.(3)(5)	First-lien loan ($32,500 par, due 12/2026)	12/15/2023	SOFR + 6.10%	11.46%	31,713	31,769	2.1%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 13,400 par, due 12/2025)	1/11/2018	B + 5.00%	9.36%	10,114	9,143 (AUD 13,400)	0.6%
	First-lien loan (GBP 3,104 par, due 12/2025)	10/28/2021	S + 5.03%	10.22%	4,276	3,957 (GBP 3,104)	0.3%
	First-lien loan ($10,557 par, due 12/2025)	10/28/2021	SOFR + 5.10%	10.45%	10,549	10,557	0.7%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($71,196 par, due 5/2027)	5/3/2019	SOFR + 6.35%	11.70%	70,826	71,374	4.8%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($34,375 par, due 12/2026)	12/17/2021	SOFR + 7.15%	12.54%	33,672	34,375	2.3%
					351,845	355,607	23.7%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($4,545 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.89%	4,436	4,533	0.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($33,125 par, due 7/2030)	6/30/2023	SOFR + 6.50%	11.85%	32,249	32,820	2.2%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($36,629 par, due 10/2028)	10/1/2021	SOFR + 7.60%	12.96% PIK	36,129	36,446	2.4%
	First-lien revolving loan ($480 par, due 10/2027)	10/1/2021	SOFR + 6.60%	12.01%	446	468	0.0%
Coupa Holdings, LLC (3)	First-lien loan ($43,191 par, due 2/2030)	2/27/2023	SOFR + 7.50%	12.86%	42,135	43,441	2.9%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($59,500 par, due 6/2028)	6/17/2022	SOFR + 6.00%	11.36%	58,477	59,947	4.0%
EDB Parent, LLC (3)(5)	First-lien loan ($63,508 par, due 7/2028)	7/7/2022	SOFR + 6.75%	12.10%	62,301	63,032	4.2%
Higher Logic, LLC (3)(5)	First-lien loan ($52,937 par, due 1/2025)	6/18/2018	SOFR + 6.75%	12.10%	52,781	53,069	3.5%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($36,966 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.85%	36,190	37,411	2.5%
Lithium Technologies, LLC (3)	First-lien loan ($57,665 par, due 1/2025)	10/3/2017	SOFR + 9.00%	14.39% (incl. 4.50% PIK)	57,673	56,367	3.8%
Lucidworks, Inc. (3)(5)	First-lien loan ($8,912 par, due 2/2027)	2/11/2022	SOFR + 7.50%	12.86% (incl. 3.50% PIK)	8,912	8,912	0.6%
Piano Software, Inc. (3)(5)	First-lien loan ($50,889 par, due 2/2026)	2/25/2021	SOFR + 7.10%	12.45%	50,282	50,508	3.3%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.11%	35,459	37,110	2.5%
					473,034	479,531	31.9%
Manufacturing
ASP Unifrax Holdings, Inc. (9)	First-lien loan ($1,130 par, due 12/2025) (3)	8/25/2023	SOFR + 3.90%	9.25%	1,053	1,051	0.1%
	First-lien loan (EUR 1,023 par, due 12/2025) (3)	9/14/2023	E + 3.75%	7.68%	998	1,030 (EUR 932)	0.1%
	Secured Note ($91 par, due 9/2028)	12/19/2023	5.25%	5.25%	62	66	0.0%
	Unsecured Note ($1,059 par, due 9/2029)	8/31/2023	7.50%	7.50%	570	540	0.0%
Avalara, Inc. (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 7.25%	12.60%	37,736	38,743	2.6%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($16,340 par, due 9/2030)	9/7/2023	SOFR + 6.25%	11.60%	15,722	15,812	1.1%
	First-lien loan (EUR 4,851 par, due 9/2030)	9/7/2023	E + 6.25%	10.18%	5,055	5,238 (EUR 4,742)	0.4%
	First-lien loan (GBP 16,640 par, due 9/2030)	9/7/2023	S + 6.25%	11.52%	20,207	20,735 (GBP 16,265)	1.4%
					81,403	83,215	5.7%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($17,000 par, due 4/2027)	4/25/2022	SOFR + 6.50%	11.84%	16,703	16,914	1.1%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.46%	26,768	27,142	1.8%
Mach Natural Resources LP(3)(4)	First-lien loan ($5,000 par, due 12/2026)	12/28/2023	SOFR + 6.65%	12.00%	4,900	4,900	0.3%
Murchison Oil and Gas, LLC (3)	First-lien loan ($27,849 par, due 6/2026)	6/30/2022	SOFR + 8.65%	14.00%	27,453	28,267	1.9%
TRP Assets, LLC (3)	First-lien loan ($65,000 par, due 12/2025)	12/3/2021	SOFR + 7.76%	13.11%	64,372	66,980	4.5%
					123,493	127,289	8.5%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($39,943 par, due 3/2026)	3/31/2021	SOFR + 6.60%	11.96%	39,440	39,743	2.7%
Retail and Consumer Products
99 Cents Only Stores LLC (3)	ABL FILO term loan ($25,000 par, due 5/2025)	9/6/2017	SOFR + 8.65%	14.03%	24,868	25,000	1.7%
American Achievement, Corp. (3)(14)	First-lien loan ($27,046 par, due 9/2026)	9/30/2015	SOFR + 6.35%	11.19% PIK	26,219	20,488	1.4%
	First-lien loan ($1,352 par, due 9/2026)	6/10/2021	SOFR + 14.10%	18.94% PIK	1,352	101	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	6.54% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($14,065 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.26%	13,787	13,468	0.9%
	Roll Up DIP term loan ($25,931 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.26% (incl. 13.26% PIK)	25,931	24,828	1.7%
	Super-Priority DIP term loan ($4,739 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.26%	4,739	4,538	0.3%
Cordance Operations, LLC (3)	First-lien loan ($49,543 par, due 7/2028)	7/25/2022	SOFR + 9.25%	14.66%	48,641	49,801	3.2%
Neuintel, LLC (3)(5)	First-lien loan ($57,701 par, due 12/2026)	12/20/2021	SOFR + 7.65%	13.03%	56,923	58,134	3.9%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.50%	10.48%	4,676	4,853 (EUR 4,393)	0.3%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($57,007 par, due 12/2027)	12/1/2021	SOFR + 6.85%	12.20%	56,247	56,703	3.8%
					263,928	257,985	17.2%
Transportation
Project44, Inc. (3)(5)	First-lien loan ($35,139 par, due 11/2027)	11/12/2021	SOFR + 6.40%	11.78%	34,139	35,001	2.3%
Marcura Equities LTD (3)(4)	First-lien loan ($32,007 par, due 8/2029)	8/11/2023	SOFR + 7.00%	12.18%	31,020	31,482	2.1%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.00%	12.18%	1,589	1,625	0.1%
					66,748	68,108	4.5%
Total Debt Investments					3,045,524	3,071,623	205.3%

Equity and Other Investments

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Business Services
Artisan Topco LP(11)(12)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	2,117	0.1%
Newark FP Co-Invest, L.P.(11)(12)	Partnership (2,527,719 units)	11/8/2023			2,532	2,532	0.2%
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	1,383 (CAD 1,823)	0.1%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,243	4,496	0.3%
ReliaQuest, LLC (13)	Class A-1 Units (637,713 units) (11)	11/23/2021			1,120	1,414	0.1%
	Class A-2 Units (2,989 units) (11)	6/21/2022			6	8	0.0%
	Class A-3 Units (16,957 units) (11)(12)	11/10/2023			36	46	0.0%
	Series A Preferred Stock (1,667 Units) (12)	12/20/2023			1,502	1,504	0.1%
	90,634 Warrants (11)(12)	12/20/2023			102	102	0.0%
Sprinklr, Inc. (10)(11)	Common Shares (315,005 shares)	6/24/2021			2,716	3,793	0.3%
Warrior TopCo LP (11)(12)	Class A Units (423,728 units)	7/7/2023			424	424	0.0%
					19,707	17,819	1.2%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	1,957	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	2,099	0.1%
	280,000 Series C Warrants	2/28/2020			183	—	0.0%
	106,592 Series D Warrants	4/8/2021			—	—	0.0%
					6,174	5,306	0.3%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	309	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,522	4,762	0.4%
RMCF IV CIV XXXV, LP. (11)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,455	0.1%
					9,777	6,526	0.5%
Financial Services
AF Eagle Parent, L.P.(11)(12)	Partnership (121,329 units)	11/27/2023			4,091	4,091	0.3%
CLGF Holdco 2, LLC(4)(11)(12)	334,682 Warrants	11/7/2023			183	183	0.0%
Newport Parent Holdings, L.P. (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	11,591	0.8%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	5	0.0%
Passport Labs, Inc. (11)	17,534 Warrants	4/28/2021			192	—	0.0%
TradingScreen, Inc. (11)(13)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					9,249	16,470	1.1%
Healthcare
Caris Life Sciences, Inc. (11)	Series C Preferred Shares (1,915,114 shares)	10/13/2020			3,500	6,676	0.4%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	9,899	0.7%
	633,376 Warrants	9/21/2018			192	1,187	0.1%
	569,991 Warrants	4/2/2020			250	885	0.1%
Merative Topco L.P. (11)	989,691 Class A-1 Units	6/30/2022			9,897	9,600	0.6%
Raptor US Buyer II Corp. (11)(12)	20,268 Ordinary Shares	3/24/2023			2,033	2,033	0.1%
					25,922	30,280	2.0%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(11)	Class A Units (33,790,171 units)	12/21/2018			21,842	2,281	0.2%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	2,324	0.2%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,026	0.3%
bswift, LLC (11)(12)	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	2,394	0.2%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020			1,347	2,138	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,605 (AUD 3,817)	0.2%
					9,655	11,163	0.8%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	8,461	0.5%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	3,345	0.2%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	800	0.1%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)(12)	11/18/2022			198	198	0.0%
SMA Technologies Holdings, LLC (11)(12)	Class A Units (1,300 shares)	11/21/2022			1,300	1,300	0.1%
	Class B Units (923,250 shares)	11/21/2022			—	—	0.0%
					17,629	17,104	1.1%
Marketing Services
Validity, Inc.	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	10,368	0.7%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)	13,355 Preferred Units	6/30/2022			13,355	14,156	0.9%
TRP Assets, LLC (11)(13)	Partnership Interest (1.89% ownership)	8/25/2022			8,755	11,513	0.8%
					22,110	25,669	1.7%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	14,256 Warrants	8/5/2020			1,029	—	0.0%

Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC	Trust Certificates (132,928 Certificates)	12/7/2020			—	—	0.0%
	Trust Certificates (996,958 Certificates) (9)	1/30/2021			2,589	10,089	0.6%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/21/2021			3,000	2,430	0.2%
					5,589	12,569	0.8%
Structured Credit
Allegro CLO Ltd, Series 2018-1A, (3)(4)(9)	Structured Credit ($1,000 par, due 6/2031)	5/26/2022	SOFR + 3.11%	8.51%	983	971	0.0%
American Money Management Corp CLO Ltd, Series 2016-18A (3)(4)(9)	Structured Credit ($1,500 par, due 5/2031)	6/22/2022	SOFR + 3.31%	8.70%	1,359	1,475	0.1%
Ares CLO Ltd, Series 2021-59A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2034)	6/23/2022	SOFR + 6.51%	11.89%	898	967	0.0%

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Ares Loan Funding I Ltd, Series 2021-ALFA, Class E (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	6/24/2022	SOFR + 6.96%	12.36%	944	988	0.0%
Bain Capital Credit CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($500 par, due 4/2031)	10/15/2020	SOFR + 5.61%	11.02%	429	445	0.0%
Battalion CLO Ltd, Series 2021-21A (3)(4)(9)	Structured Credit ($1,300 par, due 7/2034)	7/13/2022	SOFR + 3.56%	8.96%	1,170	1,252	0.1%
Benefit Street Partners CLO Ltd, Series 2015-BR (3)(4)(9)	Structured Credit ($2,500 par, due 7/2034)	7/13/2022	SOFR + 4.11%	9.53%	2,194	2,465	0.2%
Benefit Street Partners CLO Ltd, Series 2015-8A (3)(4)(9)	Structured Credit ($1,425 par, due 1/2031)	9/13/2022	SOFR + 3.01%	8.43%	1,289	1,367	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2014-4RA (3)(4)(9)	Structured Credit ($1,000 par, due 7/2030)	5/26/2022	SOFR + 3.16%	8.56%	920	962	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2016-1, Ltd (3)(4)(9)	Structured Credit ($1,600 par, due 4/2034)	2/15/2023	SOFR + 6.86%	12.28%	1,430	1,521	0.1%
Carlyle Global Market Strategies CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($1,550 par, due 4/2031)	8/11/2020	SOFR + 6.01%	11.42%	1,264	1,442	0.1%
CarVal CLO III Ltd, Series 2019-2A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2032)	6/30/2022	SOFR + 6.70%	12.11%	903	971	0.1%
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(9)	Structured Credit ($1,000 par, due 1/2031)	7/21/2022	SOFR + 4.81%	10.23%	874	934	0.0%
CIFC CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2031)	6/16/2022	SOFR + 5.76%	11.16%	904	956	0.0%
CIFC CLO Ltd, Series 2021-4A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2033)	7/14/2022	SOFR + 6.26%	11.66%	900	991	0.1%
Crown Point CLO Ltd, Series 2021-10A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2034)	6/14/2022	SOFR + 7.11%	12.53%	903	953	0.1%
Dryden Senior Loan Fund, Series 2018-55A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2031)	7/25/2022	SOFR + 3.11%	8.51%	927	959	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(9)	Structured Credit ($1,500 par, due 7/2034)	8/17/2022	SOFR + 6.76%	12.16%	1,463	1,433	0.1%
Eaton CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Credit ($2,500 par, due 1/2030)	6/23/2022	SOFR + 2.76%	8.18%	2,260	2,410	0.2%
Eaton CLO Ltd, Series 2020-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	8/11/2022	SOFR + 6.51%	11.91%	936	970	0.1%
GoldenTree CLO Ltd, Series 2020-7A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2034)	6/17/2022	SOFR + 6.76%	12.18%	921	994	0.1%
Gulf Stream Meridian, Series 2021-4A (3)(4)(9)	Structured Credit ($1,015 par, due 7/2034)	6/3/2022	SOFR + 6.61%	12.01%	942	968	0.0%
Gulf Stream Meridian, Series 2021-6A (3)(4)(9)	Structured Credit ($2,000 par, due 1/2037)	9/12/2022	SOFR + 6.62%	11.93%	1,851	1,928	0.1%
Jefferson Mill CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2031)	5/23/2022	SOFR + 3.81%	9.22%	908	965	0.0%
KKR CLO Ltd, 49A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2035)	6/2/2022	SOFR + 8.26%	13.42%	978	987	0.1%
Madison Park CLO, Series 2018-28A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2030)	6/28/2022	SOFR + 5.51%	10.91%	911	963	0.0%
Magnetite CLO Ltd, Series 2021-30A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	6/13/2022	SOFR + 6.46%	11.84%	920	988	0.1%
MidOcean Credit CLO Ltd, Series 2016-6A (3)(4)(9)	Structured Credit ($3,500 par, due 4/2033)	5/23/2022	SOFR + 3.78%	9.20%	3,170	3,274	0.2%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(9)	Structured Credit ($1,100 par, due 7/2031)	6/1/2022	SOFR + 6.31%	11.73%	970	1,012	0.1%
Octagon 57 LLC, Series 2021-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2034)	5/24/2022	SOFR + 6.86%	12.26%	951	940	0.0%
Octagon Investment Partners 18 Ltd, Series 2018-18A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2031)	7/26/2022	SOFR + 2.96%	8.36%	913	959	0.1%
Octagon Investment Partners 38 Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($2,800 par, due 7/2030)	9/20/2022	SOFR + 3.21%	8.63%	2,505	2,713	0.2%
Park Avenue Institutional Advisers CLO Ltd, Series 2018-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2031)	9/23/2022	SOFR + 3.59%	9.01%	870	925	0.1%
Pikes Peak CLO, Series 2021-9A (3)(4)(9)	Structured Credit ($2,000 par, due 10/2034)	8/31/2022	SOFR + 6.84%	12.23%	1,787	1,890	0.1%
RR Ltd, Series 2020-8A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2033)	8/22/2022	SOFR + 6.66%	12.06%	955	995	0.1%
Signal Peak CLO LLC, Series 2018-5A (3)(4)(9)	Structured Credit ($333 par, due 4/2031)	8/9/2022	SOFR + 5.91%	11.29%	301	318	0.0%
Southwick Park CLO Ltd, Series 2019-4A (3)(4)(9)	Structured Credit ($1,000 par, due 7/2032)	5/25/2022	SOFR + 6.51%	11.93%	932	968	0.1%
Stewart Park CLO Ltd, Series 2015-1A (3)(4)(9)	Structured Credit ($1,000 par, due 1/2030)	7/25/2022	SOFR + 2.86%	8.26%	928	970	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($2,750 par, due 10/2031)	6/22/2022	SOFR + 6.01%	11.41%	2,441	2,484	0.2%
Wind River CLO Ltd, Series 2014-2A (3)(4)(9)	Structured Credit ($1,500 par, due 1/2031)	6/23/2022	SOFR + 3.16%	8.56%	1,407	1,404	0.1%
Wind River CLO Ltd, Series 2017-1A (3)(4)(9)	Structured Credit ($3,000 par, due 4/2036)	7/14/2022	SOFR + 3.98%	9.38%	2,633	2,911	0.2%
Wind River CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($2,000 par, due 1/2031)	12/12/2022	SOFR + 5.91%	11.33%	1,721	1,856	0.1%
					52,865	55,844	3.7%
Total Equity and Other Investments					205,488	211,442	14.1%
Total Investments					$3,251,012	$3,283,065	219.4%

	Interest Rate Swaps as of December 31, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	SOFR + 2.54%	3.875%	11/1/2024	$2,500	$—	$—	$—
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.51%	11/1/2024	300,000	(8,846)	—	7,647
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.72%	11/1/2024	50,000	(1,563)	—	1,362
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	300,000	(26,111)	—	9,554
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	4,680	—	4,680
Total Hedge Accounting Swaps				952,500	(31,840)	—	23,243
Cash collateral				—	55,819	—	—
Total derivatives				$952,500	$23,979	$—	$23,243

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

Controlled, Affiliated Investments during the year ended December 31, 2023

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Losses)	Transfers	Fair Value at December 31, 2023	Other Income	Interest Income
IRGSE Holding Corp.	$70,755	$10,875	$—	$(21,717)	$—	$—	$59,913	$6	$7,756
Total	$70,755	$10,875	$—	$(21,717)	$—	$—	$59,913	$6	$7,756
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
(14)
Investment is on non-accrual status as of December 31, 2023.
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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	87,829,499	$885	664,250	$(10,459)	$1,405,173	$100,776	$1,496,375
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	52,362	52,362
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(6,969)	(6,969)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	2,125	2,125
Increase (decrease) in net assets resulting from capital share transactions
Issuance of common stock, net of offering and underwriting costs	4,000,000	40	—	—	81,417	—	81,457
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	292,057	3	—	—	5,921	—	5,924
Dividends declared from distributable earnings	—	—	—	—	—	(49,268)	(49,268)
Balance at March 31, 2024	92,121,556	$928	664,250	$(10,459)	$1,492,511	$99,026	$1,582,006

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	81,389,287	$821	664,250	$(10,459)	$1,294,751	$56,456	$1,341,569
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	42,937	42,937
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	4,777	4,777
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	5,238	5,238
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	362,578	3	—	—	6,245	—	6,248
Dividends declared from distributable earnings	—	—	—	—	—	(44,764)	(44,764)
Tax reclassification of stockholders' equity in accordance with GAAP	—	—	—	—	(403)	403	—
Balance at March 31, 2023	81,751,865	$824	664,250	$(10,459)	$1,300,593	$65,047	$1,356,005

The Company changed its tax year end from March 31st to December 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$47,518	$52,952
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	11,696	(5,550)
Net change in unrealized (gains) losses on foreign currency transactions	(4,727)	1,004
Net change in unrealized (gains) losses on interest rate swaps	—	(231)
Net realized (gains) losses on investments	(2,234)	(4,814)
Net realized (gains) losses on foreign currency transactions	(493)	(554)
Net amortization of discount on investments	(3,962)	(3,537)
Amortization of deferred financing costs	1,705	1,227
Amortization of discount on debt	395	192
Purchases and originations of investments, net	(211,348)	(176,371)
Proceeds from investments, net	26,102	5,370
Repayments on investments	89,294	57,543
Paid-in-kind interest	(7,111)	(3,300)
Changes in operating assets and liabilities:
Interest receivable	(2,287)	(5,784)
Interest receivable paid-in-kind	(997)	(1)
Prepaid expenses and other assets	2,732	801
Management fees payable to affiliate	237	(49)
Incentive fees on net investment income payable to affiliate	(523)	(1,437)
Incentive fees on net capital gains accrued to affiliate	(845)	1,758
Payable to affiliate	(101)	442
Other liabilities	(10,589)	6,835
Net Cash Provided by (Used in) Operating Activities	(65,538)	(73,504)
Cash Flows from Financing Activities
Borrowings on debt	622,000	457,575
Repayments on debt	(578,847)	(345,465)
Deferred financing costs	(5,034)	—
Proceeds from issuance of common stock, net of offering and underwriting costs	81,457	—
Dividends paid to stockholders	(43,344)	(38,516)
Net Cash Provided by (Used in) Financing Activities	76,232	73,594
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	10,694	90
Cash, cash equivalents, and restricted cash, beginning of period	25,196	25,647
Cash, Cash Equivalents, and Restricted Cash, End of Period	$35,890	$25,737
Supplemental Information:
Interest paid during the period	$38,362	$25,648
Excise and other taxes paid during the period	$2,300	$2,413
Dividends declared during the period	$49,268	$44,764

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$5,924	$6,248

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”), on February 15, 2024.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At March 31, 2024, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Offsetting Assets and Liabilities

Foreign currency forward contract and interest rate swap receivables or payables pending settlement are offset, and the net amount is included with receivable or payable for foreign currency forward contracts or interest rate swaps in the Consolidated Balance Sheet when, and only when, they are with the same counterparty, the Company has the legal right to offset the recognized amounts, and it intends to either settle on a net basis or realize the asset and settle the liability simultaneously.

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

For the three months ended March 31, 2024 and 2023, the Company recorded a net expense of $0.8 million and $0.4 million, respectively, for U.S. federal excise tax and other taxes.

The Company changed its tax year end from March 31st to December 31st.

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

Offsetting Assets and Liabilities

Foreign currency forward contract and interest rate swap receivables or payables pending settlement are offset, and the net amount is included with receivable or payable for foreign currency forward contracts or interest rate swaps in the Consolidated Balance Sheet when, and only when, the Company has the legal right to offset the recognized amounts, and it intends to either settle on a net basis or realize the asset and settle the liability simultaneously.

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

For the three months ended March 31, 2024 and 2023 the Company incurred expenses of $0.9 million and $0.6 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the three months ended March 31, 2024 and 2023 Management Fees (gross of waivers) were $12.6 million and $10.7 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the three months ended March 31, 2024 and 2023, the Adviser waived Management Fees of $0.4 million and $0.3 million, respectively, pursuant to the Leverage Waiver.

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

For three months ended March 31, 2024, Incentive Fees were $10.1 million, of which $10.9 million were realized and payable to the Adviser. For the three months ended March 31, 2023, Incentive Fees were $11.2 million, of which $9.5 million were realized and payable to the Adviser. For the three months ended March 31, 2024 and 2023, $(0.8) million and $1.8 million, respectively, of Incentive Fees was accrued related to Capital Gains Fees. As of March 31, 2024, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$3,080,761	$3,117,116	$36,355
Second-lien debt investments	53,691	28,669	(25,022)
Mezzanine debt investments	39,910	41,460	1,550
Equity and other investments	156,503	162,173	5,670
Structured credit investments	28,787	30,591	1,804
Total Investments	$3,359,652	$3,380,009	$20,357

	December 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,956,079	$2,996,177	$40,098
Second-lien debt investments	51,423	35,975	(15,448)
Mezzanine debt investments	38,022	39,471	1,449
Equity and other investments	152,623	155,600	2,977
Structured credit investments	52,865	55,842	2,977
Total Investments	$3,251,012	$3,283,065	$32,053

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Automotive	2.5%	1.3%
Business Services	17.0%	18.0%
Chemicals	0.8%	0.8%
Communications	3.3%	3.3%
Education	5.1%	5.3%
Financial Services	10.5%	11.1%
Healthcare	8.7%	8.9%
Hotel, Gaming and Leisure	5.2%	3.7%
Human Resource Support Services	10.8%	11.2%
Insurance	0.1%	0.1%
Internet Services	15.1%	15.1%
Manufacturing	3.1%	2.5%
Marketing Services	0.3%	0.3%
Office Products	0.5%	0.5%
Oil, Gas and Consumable Fuels	4.4%	4.7%
Other	2.1%	2.9%
Retail and Consumer Products	8.4%	8.2%
Transportation	2.1%	2.1%
Total	100.0%	100.0%

The geographic composition of investments at fair value at March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
United States
Midwest	11.5%	10.7%
Northeast	25.6%	25.4%
South	21.8%	20.7%
West	30.8%	32.0%
Australia	1.7%	1.8%
Canada	3.3%	4.5%
Finland (1)	0.0%	0.0%
Germany	0.1%	0.3%
Luxembourg	0.1%	0.1%
Netherlands	0.2%	0.1%
Norway	1.7%	1.5%
Sweden	0.2%	—
United Kingdom	3.0%	2.9%
Total	100.0%	100.0%

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three months ended March 31, 2024 and 2023:

			For the Three Months Ended March 31, 2024
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	11/1/2024	$300,000	$(5,900)	$2,906	$(2,994)
Interest rate swap	11/1/2024	50,000	(998)	484	(514)
Interest rate swap	11/1/2024	2,500	(24)	49	25
Interest rate swap	8/1/2026	300,000	(5,580)	1,833	(3,747)
Interest rate swap	8/14/2028	300,000	(6,257)	5,213	(1,044)
Interest rate swap	3/1/2029	350,000	(5,215)	4,109	(1,106)
Total		$1,302,500	$(23,974)	$14,594	$(9,380)

			For the Three Months Ended March 31, 2023
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	1/22/2023	$—	$(663)	$431	$(232)
Interest rate swap	11/1/2024	300,000	(5,231)	2,906	(2,325)
Interest rate swap	11/1/2024	50,000	(888)	484	(404)
Interest rate swap	11/1/2024	2,500	(24)	43	19
Interest rate swap	8/1/2026	300,000	(4,920)	1,854	(3,066)
Total		$652,500	$(11,726)	$5,718	$(6,008)

(1) As of March 31, 2023, this interest rate swap had either matured or been terminated due to repayment of the underlying investment or security.

For the three months ended March 31, 2024 and 2023, the Company recognized no net unrealized gains or losses and $0.2 million in net unrealized gains, respectively, on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations related to the swap transactions. For the three months ended March 31, 2024 and 2023, the Company recognized $10.4 million in unrealized losses and $7.3 million in unrealized gains, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, this amount is offset by an increase of $2.2 million and an increase of $3.2 million, respectively, for a change in the carrying value of the 2024 Notes, a decrease of $1.2 million and an increase of $4.1 million, respectively, for a change in carrying value of the 2026 Notes, a decrease of $6.2 million for a change in carrying value of the 2028 Notes and a decrease of $5.2 million for a change in carrying value of the 2029 Notes

As of March 31, 2024, the swap transactions had a fair value of $(42.2) million which is netted against cash collateral on the Company’s Consolidated Balance Sheet. As of December 31, 2023, the swap transactions had a fair value of $(31.8) million which is netted against cash collateral on the Company’s Consolidated Balance Sheet.

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

As of March 31, 2024, $29.1 million of cash was pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2023, $24.0 million of cash was pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2024 and December 31, 2023:

	Fair Value Hierarchy at March 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,437	$3,114,679	$3,117,116
Second-lien debt investments	—	—	28,669	28,669
Mezzanine debt investments	—	1,383	40,077	41,460
Equity and other investments	4,959	9,870	147,344	162,173
Structured credit investments	—	30,591	—	30,591
Total investments at fair value	$4,959	$44,281	$3,330,769	$3,380,009
Interest rate swaps	—	(42,205)	—	(42,205)
Total	$4,959	$2,076	$3,330,769	$3,337,804

	Fair Value Hierarchy at December 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,391	$2,993,786	$2,996,177
Second-lien debt investments	—	—	35,975	35,975
Mezzanine debt investments	—	606	38,865	39,471
Equity and other investments	5,180	10,089	140,331	155,600
Structured credit investments	—	55,842	—	55,842
Total investments at fair value	$5,180	$68,928	$3,208,957	$3,283,065
Interest rate swaps	—	(31,840)	—	(31,840)
Total	$5,180	$37,088	$3,208,957	$3,251,225

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2024:

	As of and for the Three Months Ended
	March 31, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,993,786	$35,975	$38,865	$140,331	$3,208,957
Purchases or originations	203,438	2,004	—	4,128	209,570
Repayments / redemptions	(87,349)	—	—	—	(87,349)
Sales Proceeds	—	—	—	—	—
Paid-in-kind interest	5,731	231	1,067	81	7,110
Net change in unrealized gains (losses)	(3,777)	(9,574)	125	2,804	(10,422)
Net realized gains (losses)	(619)	—	—	—	(619)
Net amortization of discount on securities	3,469	33	20	—	3,522
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$3,114,679	$28,669	$40,077	$147,344	$3,330,769

The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2023:

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

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2024 and 2023:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2024 on	March 31, 2023 on
	Investments Held at	Investments Held at
	March 31, 2024	March 31, 2023
First-lien debt investments	$(2,853)	$17,347
Second-lien debt investments	(9,574)	(827)
Mezzanine debt investments	124	156
Equity and other investments	2,804	(6,559)
Total	$(9,499)	$10,117

The following table presents the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2024
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$3,114,679	Income approach (1)	Discount rate	9.4% — 17.9% (14.0%)	Decrease
Second-lien debt investments	28,669	Income approach (2)	Discount rate	15.3% — 22.0% (17.6%)	Decrease
Mezzanine debt investments	40,077	Income approach (3)	Discount rate	13.7% — 22.5% (14.5%)	Decrease
Equity and other investments	147,344	Market Multiple (4)	Comparable multiple	2.0x — 20.4x (7.4x)	Increase
Total	$3,330,769

(1)
Includes $114.5 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $17.6 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(4)
Includes $4.3 million of equity investments which were valued using an asset valuation waterfall, $0.4 million of equity investments using a Black-Scholes model, and $15.8 million using discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2024 and December 31, 2023, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2024 Notes	$347,500	$342,988	$347,500	$340,862
2026 Notes	300,000	276,800	300,000	273,410
2028 Notes	300,000	307,730	300,000	309,420
2029 Notes	350,000	347,358	—	—
Total	$1,297,500	$1,274,876	$947,500	$923,692
(1)
The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

7. Debt

Revolving Credit Facility

In August 2012, the Company entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of March 31, 2024, aggregate commitments under the facility were $1.685 billion. The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Fourteenth Amendment, with respect to $1.465 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended to June 11, 2027 and the stated maturity date was extended to June 12, 2028. For the remaining $220.0 million of commitments, (A) with respect to $50.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (B) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

Pursuant to the Fifteenth Amendment dated April 24, 2024, aggregate commitments increased to $1.7 billion. With respect to $1.505 billion of commitments, the revolving period was extended to April 24, 2028 and the stated maturity was extended to April 24, 2029. For the remaining $195.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (B) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2024, the Company had outstanding debt denominated in Australian dollars (AUD) of 64.9 million, British pounds (GBP) of 32.8 million, Canadian dollars (CAD) of 42.9 million, Swedish Krona (SEK) of 78.1 million and Euro (EUR) of 56.3 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in Australian dollars (AUD) of 66.4 million, British pounds (GBP) of 32.3 million, Canadian dollars (CAD) of 96.8 million, and Euro (EUR) of 57.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2024 and December 31, 2023 the Company had $0.1 million and $0.2 million, respectively, of letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Pursuant to the Fifteenth Amendment dated April 24, 2024, the financial covenants were revised to require stockholders’ equity of at least $650 million plus 25% of the net proceeds of the sale of equity interests after April 24, 2024.

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from the Company’s common stock issuance in February 2024 and net proceeds received from the issuance of the 2029 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is SOFR plus 2.54% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(8.2) million and $(10.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(27.3) million and $(26.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(1.5) million and $4.7 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

2029 Notes

On January 8, 2024, the Company issued $350.0 million aggregate principal amount of unsecured notes that mature on March 1, 2029 (the “2029 Notes”). The principal amount of the 2029 Notes is payable at maturity. The 2029 Notes bear interest at a rate of 6.125% per year, payable semi-annually commencing on September 1, 2024, and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts, offering costs and original issue discount, were $341.6 million. The Company used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. As of March 31, 2024, the effective hedge interest rate swaps had a fair value of $(5.2) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

For the three months ended March 31, 2024 and 2023, the components of interest expense related to the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes were as follows:

	For the three months ended
	March 31, 2024	March 31, 2023
Interest expense	$14,920	$5,635
Accretion of Original issue Discount	395	192
Amortization of deferred financing costs	857	474
Total Interest Expense	$16,172	$6,301

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. During the three months ended March 31, 2024 and 2023, the Company received $14.6 million and $5.7 million, respectively, and paid $24.0 million and $11.7 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. These net amounts are reflected in interest expense in the Company’s Consolidated Statements of Operations. See Note 5 for further information about the Company’s interest rate swaps.

As March 31, 2024 and December 31, 2023, the components of the carrying value of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes and the stated interest rate were as follows:

	March 31, 2024				December 31, 2023
	2024 Notes	2026 Notes	2028 Notes	2029 Notes	2024 Notes	2026 Notes	2028 Notes
Principal amount of debt	$347,500	$300,000	$300,000	$350,000	$347,500	$300,000	$300,000
Original issue discount, net of accretion	(235)	(972)	(1,598)	(3,256)	(335)	(1,072)	(1,675)
Deferred financing costs	(599)	(1,746)	(3,778)	(4,832)	(852)	(1,932)	(3,994)
Fair value of an effective hedge	(8,190)	(27,338)	(1,534)	(5,143)	(10,409)	(26,111)	4,680
Carrying value of debt	$338,476	$269,944	$293,090	$336,769	$335,904	$270,885	$299,011
Stated interest rate	3.88%	2.50%	6.95%	6.13%	3.88%	2.50%	6.95%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of March 31, 2024, the Company's swap-adjusted interest rate on the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes was SOFR plus 2.54% (on a weighted average basis), 2.17%, 2.99% and 2.44%, respectively. As of December 31, 2023, the Company's swap-adjusted interest rate on the 2024 Notes, 2026 Notes and 2028 Notes was SOFR plus 2.54% (on a weighted average basis), 2.17%, and 2.99%, respectively.

As of March 31, 2024, the Company was in compliance with the terms of the indentures governing the 2024 Notes, 2026 Notes 2028 Notes and 2029 Notes. As of December 31, 2023, the Company was in compliance with the terms of the indentures governing the 2024 Notes, 2026 Notes and 2028 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 184.5% and 181.6%, respectively.

Debt obligations consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,685,000	$580,371	$1,104,568	$566,068
2024 Notes	347,500	347,500	—	338,476
2026 Notes	300,000	300,000	—	269,944
2028 Notes	300,000	300,000	—	293,090
2029 Notes	350,000	350,000	—	336,769
Total Debt	$2,982,500	$1,877,871	$1,104,568	$1,804,347

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $14.3 million, $0.8 million, $2.7 million, $5.4 million and $8.1 million, respectively.
(3)
The carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented inclusive of an incremental $(8.2) million, $(27.3) million, $(1.5) million and $(5.2) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, each resulting from a hedge accounting relationship.

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

For the three months ended March 31, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$26,552	$20,405
Commitment fees	1,000	654
Amortization of deferred financing costs	1,705	1,227
Accretion of original issue discount	395	192
Swap settlement	9,380	6,008
Total Interest Expense	$39,032	$28,486
Average debt outstanding (in millions)	$1,883.9	$1,569.4
Weighted average interest rate	7.6%	6.7%

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

As of March 31, 2024 and December 31, 2023, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$226	$231
Alpha Midco, Inc. - Delayed Draw	358	470
American Achievement, Corp. - Revolver	2,403	2,403
Aptean, Inc. - Delayed Draw & Revolver	2,078	—
Arrow Buyer, Inc. - Delayed Draw	5,479	7,644
Artisan Bidco, Inc. - Revolver	5,717	5,716
ASG II, LLC - Delayed Draw	543	3,391
Avalara, Inc. - Revolver	3,864	3,863
Axonify, Inc. - Delayed Draw	2,815	3,506
Azurite Intermediate Holdings, Inc. - Delayed Draw, Revolver & Equity	35,262	—
Babylon Finco Limited - Delayed Draw	287	—
Banyan Software Holdings, LLC - Delayed Draw	24,236	10,036
Bayshore Intermediate #2, L.P. - Revolver	2,076	1,918
BCTO Ace Purchaser, Inc. - Delayed Draw	206	461
BCTO Bluebill Buyer, Inc. - Delayed Draw	4,634	5,110
Bear OpCo, LLC - Delayed Draw	—	1,183
Ben Nevis Midco Limited - Delayed Draw	1,704	—
BlueSnap, Inc. - Revolver	2,500	2,500
BTRS Holdings, Inc. - Delayed Draw & Revolver	3,882	5,563
Cordance Operations, LLC - Delayed Draw & Revolver	2,493	1,956
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	6,809
Crewline Buyer, Inc. - Revolver & Equity	6,148	6,148
Disco Parent, Inc. - Revolver	455	455
Dye & Durham Corp. - Revolver	2,007	1,236
EDB Parent, LLC - Delayed Draw	9,833	11,492
Edge Bidco B.V. - Delayed Draw & Revolver	1,036	1,060
Elysian Finco Ltd. - Delayed Draw & Revolver	4,117	4,704
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8,481	8,871
EMS Linq, Inc. - Revolver	5,973	8,784
Erling Lux Bidco SARL - Delayed Draw & Revolver	10,907	3,184
ExtraHop Networks, Inc. - Delayed Draw & Revolver	8,752	9,803
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3,425	3,425
Fullsteam Operations, LLC - Delayed Draw & Revolver	12,430	11,246
Galileo Parent, Inc. - Revolver	5,625	6,779
Heritage Environmental Services, Inc. - Revolver	1,698	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	4,384	—
Hirevue, Inc. - Revolver	5,510	6,887
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2,113
Ibis Intermediate Co. - Delayed Draw	6,338	6,338
IRGSE Holding Corp. - Revolver	3,398	878
Kangaroo Bidco AS - Delayed Draw	4,375	9,418
Kyriba Corp. - Revolver	2,488	2,488
Laramie Energy, LLC - Delayed Draw	7,683	7,683
LeanTaaS Holdings, Inc. - Delayed Draw	35,574	38,034
Lucidworks, Inc. - Delayed Draw	—	833
Marcura Equities LTD - Delayed Draw & Revolver	11,667	11,667
Netwrix Corp. - Delayed Draw & Revolver	3,200	13,056
OutSystems Luxco SARL - Delayed Draw	2,163	2,212
Passport Labs, Inc. - Revolver	2,778	2,778
PDI TA Holdings, Inc. - Delayed Draw & Revolver	7,090	—
Ping Identity Holding Corp. - Revolver	2,273	2,273
PrimeRevenue, Inc. - Revolver	6,250	6,250
Project44, Inc. - Delayed Draw	19,861	19,861
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6,114	6,254
ReliaQuest Holdings, LLC - Delayed Draw & Equity	4,424	4,424
SkyLark UK DebtCo Limited - Delayed Draw	7,007	7,071
SL Buyer Corp. - Delayed Draw	12,775	13,175
Tango Management Consulting, LLC - Delayed Draw & Revolver	10,063	11,043
TRP Assets, LLC - Delayed Draw	1,000	1,000
Truck-Lite Co., LLC - Delayed Draw & Revolver	8,597	—
Wrangler TopCo, LLC - Revolver	424	424
Total Portfolio Company Commitments (1)(2)	$363,895	$316,107
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

Other Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

On March 5, 2024, the Company issued a total of 4,000,000 shares of common stock at $20.52 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $81.5 million. Subsequent to the offering, the Company issued an additional 600,000 shares on April 1, 2024 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, additional total cash proceeds of $12.0 million.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2024 and 2023. All shares issued to stockholders in the tables below are newly issued shares.

	For the three months ended
	March 31, 2024
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	36,749
February 15, 2024	Base	March 15, 2024	March 28, 2024	255,308
Total Shares Issued				292,057

	For the three months ended
	March 31, 2023
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	61,590
February 16, 2023	Base	March 15, 2023	March 31, 2023	300,988
Total Shares Issued				362,578

(1)
See Note 11 for further information on base, supplemental and special dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 1, 2024. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased during the three months ended March 31, 2024 and 2023.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Increase in net assets resulting from operations	$47,518	$52,952
Weighted average shares of common stock outstanding—basic and diluted	89,032,381	81,400,843
Earnings per common share—basic and diluted	$0.53	$0.65

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	$0.08
February 15, 2024	Base	March 15, 2024	March 28, 2024	0.46
Total Dividends Declared				$0.54

	For the three months ended
	March 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	$0.09
February 16, 2023	Base	March 15, 2023	March 31, 2023	0.46
Total Dividends Declared				$0.55

The dividends declared during the three months ended March 31, 2024 and 2023 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2024 and 2023.

	For the three months ended
	March 31, 2024	March 31, 2023
Per Share Data (8)
Net asset value, beginning of period	$17.04	$16.48

Net investment income (1)	0.59	0.53
Net realized and unrealized gains (losses) (1)	(0.06)	0.12
Total from operations	0.53	0.65
Issuance of common stock, net of offering costs (2)	0.14	—
Dividends declared from net investment income (2)	(0.54)	(0.55)
Total increase/(decrease) in net assets	0.13	0.10
Net Asset Value, End of Period	$17.17	$16.59
Per share market value at end of period	$21.43	$18.30
Total return based on market value with reinvestment of dividends (3)	1.87%	6.11%
Total return based on market value (4)	1.71%	5.90%
Total return based on net asset value (5)	3.93%	4.00%
Shares Outstanding, End of Period	92,121,556	81,751,865
Ratios / Supplemental Data (6)(7)
Ratio of net expenses to average net assets	17.00%	15.89%
Ratio of net investment income to average net assets	13.61%	12.73%
Portfolio turnover	13.86%	8.81%
Net assets, end of period	$1,582,006	$1,356,005

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the three months ended March 31, 2024 and 2023. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 17.10% and 15.96%, respectively, for the three months ended March 31, 2024 and 2023.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2024.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2024, we have originated more than $36.0 billion aggregate principal amount of investments and retained approximately $10.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2024, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 96.3% of our total investments based on fair value, had weighted average annual revenue of $275.5 million and weighted average annual EBITDA of $92.5 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2024, the largest single investment based on fair value represented 2.6% of our total investment portfolio.

As of March 31, 2024, the average investment size in each of our portfolio companies was approximately $27.3 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments the average investment in our remaining portfolio companies was approximately $33.5 million as of March 31, 2024.

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

As of March 31, 2024, the largest industry represented 17.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2024, approximately 93.1% of our portfolio was invested in secured debt, including 92.3% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended March 31, 2024, the weighted average term on new investment commitments in new portfolio companies was 6.4 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2024, we had call protection on 78.1% of our debt investments based on fair value, with weighted average call prices of 106.7% for the first year, 103.3% for the second year and 101.1% for the third year, in each case from the date of the initial investment. As of March 31, 2024, 99.6% of our debt investments based on fair value bore interest at floating rates, with 100% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $77 billion of assets under management as of March 31, 2024. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 600 investment and operating professionals. As of March 31, 2024, sixty-seven (67) of these personnel are dedicated to direct lending, including fifty-three (53) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of March 31, 2024, 99.6% of these investments based on fair value bore interest at a floating rate, with 100% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2024 and 2023, 6.9% and 3.1%, respectively, of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our credit facilities, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of March 31, 2024, our portfolio based on fair value consisted of 92.3% first-lien debt investments, 0.8% second-lien investments, 1.2% mezzanine debt investments, 4.8% equity and other investments and 0.9% structured credit investments. As of December 31, 2023, our portfolio based on fair value consisted of 91.3% first-lien debt investments, 1.1% second-lien debt investments, 1.2% mezzanine debt investments, 4.7% equity and other investments and 1.7% structured credit investments.

As of March 31, 2024 and December 31, 2023, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 13.8% and 14.1%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 14.0% and 14.2%, respectively.

As of March 31, 2024 and December 31, 2023, we had investments in 124 portfolio companies (including 24 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) and 136 portfolio companies (including 42 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment), respectively, with an aggregate fair value of $3,380.0 million and $3,283.1 million, respectively.

For the three months ended March 31, 2024 the principal amount of new investments funded was $162.8 million in nine new portfolio companies and five existing portfolio companies. For this period, we had $108.6 million aggregate principal amount in exits and repayments.

For the three months ended March 31, 2023, the principal amount of new investments funded was $138.9 million in seven new portfolio companies and five existing portfolio companies. For this period, we had $50.8 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended March 31, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
New investment commitments:
Gross originations (1)	$5,128.5	$1,079.4
Less: Syndications/sell downs (1)	4,864.9	903.3
Total new investment commitments	$263.6	$176.1
Principal amount of investments funded:
First-lien	$154.5	$130.2
Second-lien	2.1	5.0
Mezzanine	1.1	0.7
Equity and other	4.1	1.4
Structured Credit	1.0	1.6
Total	$162.8	$138.9
Principal amount of investments sold or repaid:
First-lien	$80.4	$50.3
Second-lien	—	—
Mezzanine	—	—
Equity and other	0.3	0.5
Structured Credit	27.9	—
Total	$108.6	$50.8
Number of new investment commitments in new portfolio companies	9	7
Average new investment commitment amount in new portfolio companies	$24.4	$21.6
Weighted average term for new investment commitments in new portfolio companies (in years)	6.4	5.3
Percentage of new debt investment commitments at floating rates	98.7%	99.6%
Weighted average interest rate of new investment commitments	11.8%	12.4%
Weighted average spread over reference rate of new floating rate investment commitments	6.6%	7.6%
Weighted average interest rate on investments fully sold or paid down	12.9%	12.6%

(1)
Includes affiliates of Sixth Street

As of March 31, 2024 and December 31, 2023, our investments consisted of the following:

	March 31, 2024		December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$3,080.8	$3,117.1	$2,956.1	$2,996.2
Second-lien debt investments	53.7	28.7	51.4	36.0
Mezzanine debt investments	39.9	41.4	38.0	39.5
Equity and other investments	156.5	162.2	152.6	155.6
Structured credit investments	28.8	30.6	52.9	55.8
Total	$3,359.7	$3,380.0	$3,251.0	$3,283.1

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,341.6	98.9%	$3,262.4	99.4%
Non-accrual (1)	38.4	1.1	20.7	0.6
Total	$3,380.0	100.0%	$3,283.1	100.0%

	March 31, 2024		December 31, 2023
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,285.5	97.8%	$3,222.9	99.1%
Non-accrual (1)	74.2	2.2	28.1	0.9
Total	$3,359.7	100.0%	$3,251.0	100.0%

(1)
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection. See “–Critical Accounting Estimates”

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities (1)	13.8%	14.1%
Weighted average interest rate of debt and income producing securities	13.5%	13.7%
Weighted average spread over reference rate of all floating rate investments	8.3%	8.3%

(1)
Weighted average total portfolio yield at fair value was 13.1% at March 31, 2024 and 13.4% at December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2024 and December 31, 2023. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2024		December 31, 2023
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$3,070.0	90.8%	$2,939.1	89.5%
2	177.7	5.3	196.6	6.0
3	93.9	2.8	126.7	3.9
4	—	—	—	—
5	38.4	1.1	20.7	0.6
Total	$3,380.0	100.0%	$3,283.1	100.0%

Results of Operations

Operating results for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended
($ in millions)	March 31, 2024	March 31, 2023
Total investment income	$117.8	$96.5
Less: Net expenses	64.6	53.2
Net investment income before income taxes	53.2	43.3
Less: Income taxes, including excise taxes	0.8	0.4
Net investment income	52.4	42.9
Net realized gains (losses) (1)	2.1	5.2
Net change in unrealized gains (losses) (1)	(7.0)	4.8
Net increase (decrease) in net assets resulting from operations	$47.5	$52.9

(1)
Includes foreign exchange hedging activity.

Investment Income

	For the three months ended
($ in millions)	March 31, 2024	March 31, 2023
Interest from investments	$104.6	$90.1
Paid-in-kind interest income	8.1	3.0
Dividend income	0.8	0.6
Other income	4.3	2.8
Total investment income	$117.8	$96.5

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $90.1 million for the three months ended March 31, 2023 to $104.6 million for the three months ended March 31, 2024. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the period ended March 31, 2024 compared to the same period in 2023 and a larger average portfolio size for the period ended March 31, 2024 compared to the same period in 2023. Paid-in-kind interest income increased from $3.0 million for the three months ended March 31, 2023 to $8.1 million for the three months ended March 31, 2024 due to increased PIK election. Dividend income increased from $0.6 million for the three months ended March 31, 2023 to $0.8 million for the three months ended March 31, 2024 due to increased investments in dividend yielding securities compared to the same period in 2023. Other income increased from $2.8 million for the three months ended March 31, 2023 to $4.3 million for the three months ended March 31, 2024, primarily due to increased miscellaneous fee income during the three months ended March 31, 2024 compared to the same period in 2023.

Expenses

Operating expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023
Interest	$39.0	$28.5
Management fees (net of waivers)	12.2	10.5
Incentive fees on net investment income	10.9	9.5
Incentive fees on net capital gains	(0.8)	1.8
Professional fees	1.8	1.7
Directors’ fees	0.2	0.2
Other general and administrative	1.3	1.0
Net Expenses	$64.6	$53.2

Interest

Interest expense, including other debt financing expenses, increased from $28.5 million for the three months ended March 31, 2023 to $39.0 million for the three months ended March 31, 2024. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,569.4 million for the three months ended March 31, 2023 to $1,883.9 million for the three months ended March 31, 2024. The average interest rate on our debt outstanding increased from 6.7% for the three months ended March 31, 2023 to 7.6% for the three months ended March 31, 2024.

Management Fees

Management Fees (gross of waivers) increased from $10.7 million for the three months ended March 31, 2023 to $12.6 million for the three months ended March 31, 2024 due to an increase in average assets for the three months ended March 31, 2024 compared to the same period in 2023. Management Fees (net of waivers) increased from $10.5 million for the three months ended March 31, 2023 to $12.2 million for the three months ended March 31, 2024. The Adviser waived Management Fees of $0.4 million for the three months ended March 31, 2024 and $0.3 million for the three months ended March 31, 2023 pursuant to the Leverage Waiver.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

For the three months ended March 31, 2024 and 2023, Incentive Fees were $10.1 million and $11.3 million, respectively, of which $10.9 million and $9.5 million, respectively, were realized and payable to the Adviser. The increase in Incentive Fees was primarily due to higher net investment income for the three months ended March 31, 2024 compared to the same period in 2023. For the three months ended March 31, 2024 and 2023, $(0.8) million and $1.8 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of March 31, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.7 million for the three months ended March 31, 2023 to $1.8 million for the three months ended March 31, 2024. Other general and administrative expenses increased from $1.0 million for the three months ended March 31, 2023 to $1.3 million for the three months ended March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, we recorded a net expense of $0.8 million and $0.4 million, respectively, for U.S. federal excise tax and other taxes.

We changed our tax year end from March 31st to December 31st.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and three months ended March 31, 2024 and 2023:

	For the three months ended
($ in millions)	March 31, 2024	March 31, 2023
Net realized gains (losses) on investments	$2.2	$4.8
Net realized gains (losses) on foreign currency transactions	(0.6)	0.2
Net realized gains (losses) on foreign currency investments	(0.6)	—
Net realized gains (losses) on foreign currency borrowings	1.1	0.2
Net Realized Gains (Losses)	$2.1	$5.2

Change in unrealized gains on investments	$15.4	$24.0
Change in unrealized (losses) on investments	(27.1)	(18.4)
Net Change in Unrealized Gains (Losses) on Investments	$(11.7)	$5.6

Unrealized gains (losses) on foreign currency borrowings	4.7	(0.7)
Unrealized gains (losses) on foreign currency cash	0.0	(0.3)
Unrealized gains (losses) on interest rate swaps	—	0.2
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$4.7	$(0.8)

Net Change in Unrealized Gains (Losses)	$(7.0)	$4.8

For the three months ended March 31, 2024 and 2023, we had net realized gains on investments of $2.2 million and $4.8 million, respectively. For the three months ended March 31, 2024 and 2023, we had $0.6 net realized losses and net realized gains of $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2024 and 2023, we had net realized losses of $0.6 million and no net gain or loss, respectively, on foreign currency investments. For the three months ended March 31, 2024 and 2023, we had net realized gains of $1.1 million and $0.2 million, respectively, on foreign currency borrowings, primarily as a result of payments on our revolving credit facility.

For the three months ended March 31, 2024, we had $15.4 million in unrealized gains on 75 portfolio company investments, which was offset by $27.1 million in unrealized losses on 69 portfolio company investments. Unrealized gains for the three months ended March 31, 2024 resulted from an increase in fair value, primarily due to positive valuation adjustments, unwind of prior period unrealized losses, and changes in credit spreads. Unrealized losses for the three months ended March 31, 2024 resulted from the reversal of prior period unrealized gains due to realizations, negative credit-related adjustments and changes in credit spreads.

For the three months ended March 31, 2024, we had unrealized gains on foreign currency borrowings of $4.7 million, and for the three months ended March 31, 2023, we had unrealized losses of $0.7 million on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR, SEK and GBP exchange rates. For the three months ended March 31, 2024 and 2023, we had unrealized gains on foreign currency cash of less than $0.1 million and unrealized losses of $0.3 million, respectively. For the three months ended March 31, 2024 and 2023, we had no net unrealized gains on interest rate swaps and net unrealized gains of $0.2 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2024, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.4% (based on total capital invested of $7.1 billion and total proceeds from these exited investments of $9.1 billion). Ninety-one percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the three months ended March 31, 2024 and 2023, we had $4.7 million of unrealized gains and $0.7 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2024 and 2023. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2024. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 184.5% and 181.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2024, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2024, we had approximately $1.1 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of March 31, 2024, we had $35.9 million in cash and cash equivalents, including $29.1 million of restricted cash. During the three months ended March 31, 2024, cash used in operating activities was $65.5 million, primarily attributable to funding portfolio investments of $211.3 million and other operating activities of $17.1 million, which was offset by repayments and proceeds from investments of $115.4 million and an increase in net assets resulting from operations of $47.5 million. Cash provided by financing activities was $76.2 million during the period due to borrowings of $621.9 million and proceeds from the issuance of common stock $81.5 million, which was offset by paydowns on our debt of $578.9 million, dividends paid to stockholders of $43.3 million and deferred financing costs of $5.0 million.

Equity

In August 2022, we issued a total of 4,360,125 shares of common stock, or $77.6 million as settlement for the conversion of $79.2 million principal amount of the 2022 Convertible Notes.

In May 2023, we issued a total of 4,500,000 shares of common stock at $17.33 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $77.6 million. Subsequent to the offering, we issued an additional 675,000 shares on June 12, 2023 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, additional total cash proceeds of $11.7 million.

On March 5, 2024, we issued a total of 4,000,000 shares of common stock at $20.52 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $81.5 million. Subsequent to the offering, the Company issued an additional 600,000 shares on April 1, 2024 pursuant to the overallotment option granted to underwriters and received, net of underwriting fees, additional total cash proceeds of $12.0 million.

During the three months ended March 31, 2024 and 2023, we also issued 292,057 and 362,578 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $5.9 million and $6.2 million, respectively.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 1, 2024. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased for the three months ended March 31, 2024 and 2023.

Debt

Revolving Credit Facility

In August 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of March 31, 2024, aggregate commitments under the facility were $1.685 billion. The facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Fourteenth Amendment, with respect to $1.465 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended to June 11, 2027 and the stated maturity date was extended to June 12, 2028. For the remaining $220.0 million of commitments, (A) with respect to $50.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (B) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

Pursuant to the Fifteenth Amendment dated April 24, 2024, aggregate commitments increased to $1.7 billion. With respect to $1.505 billion of commitments, the revolving period was extended to April 24, 2028 and the stated maturity was extended to April 24, 2029. For the remaining $195.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (B) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2024, we had outstanding debt denominated in Australian dollars (AUD) of 64.9 million, British pounds (GBP) of 32.8 million, Canadian dollars (CAD) of 42.9 million, Swedish Krona (SEK) of 78.1 million and Euro (EUR) of 56.3 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2023, we had outstanding debt denominated in Australian dollars (AUD) of 66.4 million, British pounds (GBP) of 32.3 million, Canadian dollars (CAD) of 96.8 million, and Euro (EUR) of 57.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2024 and December 31, 2023 the Company had $0.1 million and $0.2 million, respectively, letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

Pursuant to the Fifteenth Amendment dated April 24, 2024, the financial covenants were revised to require stockholders’ equity of at least $650 million plus 25% of the net proceeds of the sale of equity interests after April 24, 2024.

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from the Company’s common stock issuance in March 2024 and net proceeds received from the issuance of the 2029 Notes were used to pay down borrowings on the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and reopening of the 2024 Notes, we entered into interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, our effective interest rate on the 2024 Notes is three-month SOFR plus 2.54% (on a weighted average basis). As of March 31, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(8.2) million and $(10.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(27.3) million and $(26.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, our effective interest rate on the 2028 Notes is SOFR plus 2.99%. As of March 31, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(1.5) million and $4.7 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

2029 Notes

In January 2024, we issued $350.0 million aggregate principal amount of unsecured notes that mature on March 1, 2029 (the “2029 Notes”). The principal amount of the 2029 Notes is payable at maturity. The 2029 Notes bear interest at a rate of 6.125% per year, payable semi-annually commencing on September 1, 2024, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts, offering costs and original issue discount, were $341.6 million. We used the net proceeds of the 2029 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2029 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.44%. As of March 31, 2024, the effective hedge interest rate swaps had a fair value of $(5.2) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

Debt obligations consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,685.0	$580.4	$1,104.6	$566.1
2024 Notes	347.5	347.5	—	338.5
2026 Notes	300.0	300.0	—	269.9
2028 Notes	300.0	300.0	—	293.1
2029 Notes	350.0	350.0	—	336.7
Total Debt	$2,982.5	$1,877.9	$1,104.6	$1,804.3

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $14.3 million, $0.8 million, $2.7 million, $5.4 million and $8.1 million, respectively.
(3)
The carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented inclusive of an incremental $(8.2) million, $(27.3) million, $(1.5) million and $(5.2) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, each resulting from a hedge accounting relationship.

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

As of March 31, 2024 and December 31, 2023, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower's demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Alpha Midco, Inc. - Delayed Draw	0.4	0.5
American Achievement, Corp. - Revolver	2.4	2.4
Aptean, Inc. - Delayed Draw & Revolver	2.1	—
Arrow Buyer, Inc. - Delayed Draw	5.5	7.6
Artisan Bidco, Inc. - Revolver	5.7	5.7
ASG II, LLC - Delayed Draw	0.5	3.4
Avalara, Inc. - Revolver	3.9	3.9
Axonify, Inc. - Delayed Draw	2.8	3.4
Azurite Intermediate Holdings, Inc. - Delayed Draw, Revolver & Equity	35.3	—
Babylon Finco Limited - Delayed Draw	0.3	—
Banyan Software Holdings, LLC - Delayed Draw	24.2	10.0
Bayshore Intermediate #2, L.P. - Revolver	2.1	1.9
BCTO Ace Purchaser, Inc. - Delayed Draw	0.2	0.5
BCTO Bluebill Buyer, Inc. - Delayed Draw	4.6	5.1
Bear OpCo, LLC - Delayed Draw	—	1.2
Ben Nevis Midco Limited - Delayed Draw	1.7	—
BlueSnap, Inc. - Revolver	2.5	2.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	3.9	5.6
Cordance Operations, LLC - Delayed Draw & Revolver	2.5	2.0
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
Disco Parent, Inc. - Revolver	0.5	0.5
Dye & Durham Corp. - Revolver	2.0	1.2
EDB Parent, LLC - Delayed Draw	9.8	11.4
Edge Bidco B.V. - Delayed Draw & Revolver	1.0	1.1
Elysian Finco Ltd. - Delayed Draw & Revolver	4.1	4.7
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8.5	8.9
EMS Linq, Inc. - Revolver	6.0	8.8
Erling Lux Bidco SARL - Delayed Draw & Revolver	10.9	3.2
ExtraHop Networks, Inc. - Delayed Draw & Revolver	8.8	9.8
ForeScout Technologies, Inc. - Delayed Draw & Revolver	3.4	3.4
Fullsteam Operations, LLC - Delayed Draw & Revolver	12.4	11.2
Galileo Parent, Inc. - Revolver	5.5	6.8
Heritage Environmental Services, Inc. - Revolver	1.7	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	4.4	—
Hirevue, Inc. - Revolver	5.5	6.9
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2.1
Ibis Intermediate Co. - Delayed Draw	6.3	6.3
IRGSE Holding Corp. - Revolver	3.4	0.9
Kangaroo Bidco AS - Delayed Draw	4.3	9.4
Kyriba Corp. - Revolver	2.5	2.5
Laramie Energy, LLC - Delayed Draw	7.7	7.7
LeanTaaS Holdings, Inc. - Delayed Draw	35.6	38.0
Lucidworks, Inc. - Delayed Draw	—	0.8
Marcura Equities LTD - Delayed Draw & Revolver	11.7	11.7
Netwrix Corp. - Delayed Draw & Revolver	3.2	13.1
OutSystems Luxco SARL - Delayed Draw	2.2	2.2
Passport Labs, Inc. - Revolver	2.8	2.8
PDI TA Holdings, Inc. - Delayed Draw & Revolver	7.1	—
Ping Identity Holding Corp. - Revolver	2.3	2.3
PrimeRevenue, Inc. - Revolver	6.3	6.3
Project44, Inc. - Delayed Draw	19.9	19.9
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	6.1	6.3
ReliaQuest Holdings, LLC - Delayed Draw & Equity	4.4	4.4
SkyLark UK DebtCo Limited - Delayed Draw	7.0	7.1
SL Buyer Corp. - Delayed Draw	12.8	13.2
Tango Management Consulting, LLC - Delayed Draw & Revolver	10.1	11.0
TRP Assets, LLC - Delayed Draw	1.0	1.0
Truck-Lite Co., LLC - Delayed Draw & Revolver	8.6	—
Wrangler TopCo, LLC - Revolver	0.4	0.4
Total Portfolio Company Commitments (1)(2)	$363.9	$316.1

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

Other Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2024 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$580.4	$—	$—	$580.4	$—
2024 Notes	347.5	347.5	—	—	—
2026 Notes	300.0	—	300.0	—	—
2028 Notes	300.0	—	—	300.0	—
2029 Notes	350.0	—	—	350.0	—
Total Contractual Obligations	$1,877.9	$347.5	$300.0	$1,230.4	$—

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

Critical Accounting Estimates

Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 15, 2024, and elsewhere in our filings with the SEC. The critical accounting policies and estimates should be read in connection with our risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As of March 31, 2024, 99.6% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$94.5	$56.3	$38.2
Up 200 basis points	$63.0	$37.5	$25.5
Up 100 basis points	$31.5	$18.8	$12.7
Down 25 basis points	$(7.9)	$(4.7)	$(3.2)
Down 50 basis points	$(15.8)	$(9.4)	$(6.4)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on June 19, 2020)
3.2	Second Amended and Restated Bylaws dated July 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on July 17, 2023)
4.1

Indenture, dated as of January 16, 2024, between Sixth Street Specialty Lending, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2024)

4.2

First Supplemental Indenture, dated as of January 16, 2024, between Sixth Street Specialty Lending, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 16, 2024)

4.3	Form of 6.125% Note Due 2029 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 16, 2024)
10.1

Fifteenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 24, 2024, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: May 1, 2024	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(principal executive officer)

Date: May 1, 2024	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(principal financial officer)