Form 10-Q
period 2024-06-30
Sixth Street Specialty Lending, Inc.
filed 2024-07-31
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at July 31, 2024 was 93,017,205.

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

In addition to factors previously identified elsewhere in the reports and other documents Sixth Street Specialty Lending, Inc. (the "Company", "we", "us", or "our") has filed with the Securities and Exchange Commission, or SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,221,394 and $3,172,853, respectively)	$3,254,527	$3,223,152
Controlled, affiliated investments (amortized cost of $83,169 and $78,159, respectively)	62,542	59,913
Total investments at fair value (amortized cost of $3,304,563 and $3,251,012, respectively)	3,317,069	3,283,065
Cash and cash equivalents (restricted cash of $29,527 and $23,979, respectively)	34,649	25,196
Interest receivable	30,738	27,969
Prepaid expenses and other assets	4,495	7,578
Total Assets	$3,386,951	$3,343,808
Liabilities
Debt (net of deferred financing costs of $27,262 and $21,930, respectively)	$1,712,905	$1,780,307
Management fees payable to affiliate	12,468	11,962
Incentive fees on net investment income payable to affiliate	11,414	11,451
Incentive fees on net capital gains accrued to affiliate	8,266	10,446
Other payables to affiliate	4,584	2,802
Other liabilities	38,279	30,465
Total Liabilities	1,787,916	1,847,433
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 93,681,455 and 88,493,749 shares issued, respectively; and 93,017,205 and 87,829,499 shares outstanding, respectively	937	885
Additional paid-in capital	1,510,345	1,405,173
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	98,212	100,776
Total Net Assets	1,599,035	1,496,375
Total Liabilities and Net Assets	$3,386,951	$3,343,808
Net Asset Value Per Share	$17.19	$17.04

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$102,707	$96,221	$205,114	$184,655
Paid-in-kind interest income	9,435	4,644	17,543	7,647
Dividend income	1,815	797	2,596	1,405
Other income	5,533	4,075	9,787	6,832
Total investment income from non-controlled, non-affiliated investments	119,490	105,737	235,040	200,539
Investment income from controlled, affiliated investments:
Interest from investments	2,320	1,867	4,551	3,570
Other income	5	1	8	2
Total investment income from controlled, affiliated investments	2,325	1,868	4,559	3,572
Total Investment Income	121,815	107,605	239,599	204,111
Expenses
Interest	39,234	32,442	78,266	60,928
Management fees	12,765	11,410	25,361	22,143
Incentive fees on net investment income	11,414	10,507	22,342	19,988
Incentive fees on net capital gains	(1,335)	749	(2,179)	2,506
Professional fees	2,115	1,749	3,866	3,505
Directors’ fees	207	174	428	357
Other general and administrative	1,343	1,188	2,627	2,203
Total expenses	65,743	58,219	130,711	111,630
Management and incentive fees waived (Note 3)	(297)	(300)	(694)	(556)
Net Expenses	65,446	57,919	130,017	111,074
Net Investment Income Before Income Taxes	56,369	49,686	109,582	93,037
Income taxes, including excise taxes	1,226	902	2,076	1,316
Net Investment Income	55,143	48,784	107,506	91,721
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(7,852)	7,662	(17,166)	19,416
Controlled, affiliated investments	—	(2,783)	(2,381)	(8,987)
Translation of other assets and liabilities in foreign currencies	(1,641)	(2,000)	3,085	(3,004)
Interest rate swaps	—	(57)	—	174
Total net change in unrealized gains (losses)	(9,493)	2,822	(16,462)	7,599
Realized gains (losses):
Non-controlled, non-affiliated investments	1,630	1,623	3,863	6,436
Foreign currency transactions	121	(139)	12	286
Total net realized gains (losses)	1,751	1,484	3,875	6,722
Total Net Unrealized and Realized Gains (Losses)	(7,742)	4,306	(12,587)	14,321
Increase (Decrease) in Net Assets Resulting from Operations	$47,401	$53,090	$94,919	$106,042
Earnings per common share—basic and diluted	$0.51	$0.63	$1.04	$1.28
Weighted average shares of common stock outstanding—basic and diluted	92,734,320	84,223,032	90,883,350	82,819,734

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2024

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Automotive
Bestpass, Inc. (3)(5)	First-lien loan ($44,575 par, due 5/2029)	5/26/2023	SOFR + 5.75%	11.09%	$43,457	$44,464	2.8%
Truck-Lite Co., LLC (3)	First-lien loan ($40,336 par, due 2/2031)	2/13/2024	SOFR + 5.75%	11.07%	39,904	40,336	2.5%
	First-lien revolving loan ($146 par, due 2/2031)	2/13/2024	SOFR + 5.75%	11.08%	105	146	0.0%
					83,466	84,946	5.3%
Business Services
Alpha Midco, Inc. (3)(5)	First-lien loan ($69,550 par, due 8/2028)	8/15/2019	SOFR + 6.88%	12.21%	69,101	69,725	4.4%
	First-lien revolving loan ($13 par, due 8/2028)	4/8/2024	SOFR + 6.88%	12.22%	12	13	0.0%
Artisan Bidco, Inc.(3)	First-lien loan ($37,920 par, due 11/2029)	11/7/2023	SOFR + 7.00%	12.33%	37,118	37,702	2.4%
	First-lien loan (EUR 17,646 par, due 11/2029)	11/7/2023	E + 7.00%	10.83%	18,612	18,818 (EUR 17,558)	1.2%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($32,063 par, due 3/2031)	3/19/2024	SOFR + 6.50%	11.84%	31,399	31,588	2.0%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($33,933 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.33% PIK	33,120	34,527	2.2%
Crewline Buyer, Inc.(3)	First-lien loan ($56,324 par, due 11/2030)	11/8/2023	SOFR + 6.75%	12.08%	54,860	56,013	3.5%
Dye & Durham Corp. (3)(4)(9)	First-lien loan ($1,000 par, due 4/2031)	4/4/2024	SOFR + 4.35%	9.68%	985	1,003	0.1%
Elements Finco Limited (3)(4)	First-lien loan ($4,069 par, due 4/2031)	4/29/2024	SOFR + 4.75%	10.09%	4,043	4,039	0.3%
	First-lien loan (GBP 7,095 par, due 4/2031)	4/29/2024	S + 5.00%	10.20%	8,777	8,871 (GBP 7,018)	0.6%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($70,378 par, due 7/2027)	7/22/2021	SOFR + 7.60%	12.94%	69,513	70,199	4.4%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,625 par, due 5/2031)	5/24/2024	SOFR + 5.00%	10.33%	5,565	5,561	0.3%
Galileo Parent, Inc. (3)	First-lien loan ($64,417 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.58%	62,702	64,417	4.0%
	First-lien revolving loan ($6,058 par, due 5/2030)	5/3/2023	SOFR + 7.25%	12.59%	5,814	6,058	0.4%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($328 par, due 5/2029)	5/2/2022	SOFR + 4.50%	9.93%	328	302	0.0%
Netwrix Corp. (3)	First-lien loan ($46,243 par, due 6/2029)	6/9/2022	SOFR + 5.00%	10.35%	45,721	46,489	2.9%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.40%	3,107	3,286 (EUR 3,066)	0.2%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.86%	964	970 (EUR 905)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($6,641 par, due 4/2031)	4/30/2024	SOFR + 5.25%	10.58%	6,525	6,550	0.4%
	First-lien revolving loan ($180 par, due 4/2030)	4/30/2024	SOFR + 5.25%	10.58%	167	171	0.0%
Wrangler TopCo, LLC (3)	First-lien loan ($4,153 par, due 7/2029)	7/7/2023	SOFR + 7.50%	12.83%	4,050	4,210	0.3%
					462,483	470,512	29.7%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 6.75%	10.62%	6,848	7,986 (EUR 7,452)	0.5%
	First-lien loan (GBP 13,388 par, due 9/2028)	9/6/2022	S + 6.75%	11.95%	15,150	17,135 (GBP 13,555)	1.1%
	First-lien revolving loan (GBP 312 par, due 9/2028)	9/6/2022	S + 6.75%	11.95%	388	399 (GBP 316)	0.0%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 6.75%	11.48%	710	706 (NOK 7,520)	0.0%
					23,096	26,226	1.6%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 5.75%	9.55%	34,877	34,736 (EUR 32,410)	2.2%
Babylon Finco Limited (3)(4)	First-lien loan ($1,557 par, due 1/2031)	1/26/2024	SOFR + 6.25%	11.57%	1,508	1,525	0.0%
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($39,586 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.69%	38,780	40,278	2.5%
	First-lien loan ($1,520 par, due 10/2026)	1/26/2024	SOFR + 6.25%	11.59%	1,336	1,420	0.1%
Celtra Technologies, Inc. (3)(5)	First-lien loan ($26,786 par, due 11/2026)	11/19/2021	SOFR + 5.75%	11.08%	26,333	26,786	1.7%
IntelePeer Holdings, Inc.	First-lien loan ($33,088 par, due 12/2024) (3)	12/2/2019	SOFR + 8.40%	13.73%	33,078	33,088	2.1%
	Convertible note ($4,880 par, due 5/2028)	5/12/2021	8.00%	8.00% PIK	4,856	6,186	0.4%
					140,768	144,019	9.0%
Education
Astra Acquisition Corp. (3)(14)	Second-lien loan ($41,945 par, due 10/2029)	10/22/2021	SOFR + 9.14%	14.47%	41,321	16,358	1.0%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($59,250 par, due 6/2026)	6/8/2021	SOFR + 5.85%	11.19%	58,694	58,954	3.7%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.69%	55,488	55,232	3.5%
	First-lien revolving loan ($5,446 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.69%	5,344	5,292	0.3%
Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 7.25%	12.54%	29,734	30,975	1.9%
					190,581	166,811	10.4%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	9.51%	757	787 (EUR 734)	0.0%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($29,606 par, due 7/2029)	7/20/2023	SOFR + 7.25%	12.59%	28,675	29,384	1.8%
BlueSnap, Inc. (3)(5)	First-lien loan ($42,868 par, due 8/2025)	10/25/2019	SOFR + 7.15%	12.48%	42,583	42,528	2.7%
BTRS Holdings, Inc.(3)	First-lien loan ($48,012 par, due 12/2028)	12/16/2022	SOFR + 8.00%	13.34%	47,005	48,612	3.0%
	First-lien revolving loan ($1,807 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.60%	1,700	1,867	0.1%

CLGF Holdco 2, LLC(3)(4)	First-lien loan ($3,916 par, due 11/2027)	11/7/2023	SOFR + 8.50%	13.83%	3,852	3,896	0.2%
	Second-lien loan ($3,357 par, due 11/2028)	11/7/2023	SOFR + 12.00%	17.33%	3,132	3,264	0.2%
Fullsteam Operations, LLC(3)	First-lien loan ($35,738 par, due 11/2029)	11/27/2023	SOFR + 8.40%	13.74%	34,630	35,713	2.2%
GreenShoot BidCo B.V (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	9.56%	5,405	5,356 (EUR 4,997)	0.3%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,193 par, due 5/2027)	5/28/2021	SOFR + 4.65%	10.00%	1,156	1,199	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($17,094 par, due 5/2028)	5/28/2021	SOFR + 8.40%	13.75% PIK	16,897	17,265	1.1%
Kyriba Corp. (3)	First-lien loan ($37,250 par, due 4/2028)	12/21/2023	SOFR + 8.50%	13.83% (8.50% PIK)	36,571	38,045	2.4%
	First-lien loan (EUR 11,419 par, due 4/2028)	12/21/2023	E + 8.50%	12.22% (8.50% PIK)	12,326	12,483 (EUR 11,647)	0.8%
Passport Labs, Inc.	First-lien loan ($24,995, par, due 4/2026) (3)	4/28/2021	SOFR + 8.40%	13.75%	24,886	24,995	1.6%
	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	1,498	0.1%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 7.00%	12.34%	22,218	23,165	1.4%
PrimeRevenue, Inc. (3)	First-lien loan ($2,007 par, due 12/2025)	12/31/2018	SOFR + 7.10%	12.44%	2,004	2,007	0.1%
TradingScreen, Inc. (3)(5)	First-lien loan ($49,950 par, due 4/2027)	4/30/2021	SOFR + 6.35%	11.68%	49,158	49,950	3.1%
Volante Technologies, Inc.	First-lien loan ($2,826 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,801	2,805	0.2%
					336,842	344,819	21.4%
Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($69,376 par, due 11/2027) (5)	11/23/2020	SOFR + 7.45%	12.80%	68,588	70,244	4.4%
	Second-lien loan ($6,091 par, due 1/2030)	1/23/2023	SOFR + 10.70%	16.02% PIK	5,972	6,197	0.4%
Edge Bidco B.V. (3)(4)(5)	First-lien loan (EUR 5,893 par, due 2/2029)	2/24/2023	E + 7.00%	10.68% (3.25% PIK)	6,140	6,371 (EUR 5,945)	0.4%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	12.59%	68,368	69,752	4.4%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($15,491 par, due 3/2029)	3/24/2023	SOFR + 6.75%	12.08%	15,041	15,607	1.0%
SL Buyer Corp. (3)(5)	First-lien loan ($32,524 par, due 7/2029)	7/7/2023	SOFR + 7.75%	13.09%	31,278	32,328	2.0%
					195,387	200,499	12.6%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	11.73%	63,860	65,162	4.1%
Equinox Holdings, Inc.	First-lien loan ($48,550 par, due 3/2029)(3)	3/8/2024	SOFR + 8.25%	13.58% (4.13% PIK)	47,854	48,065	3.0%
	Second-lien loan ($2,167 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,110	2,173	0.1%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2025)	12/21/2018	SOFR + 9.65%	14.98%	28,593	30,034	1.9%
	First-lien revolving loan ($32,632 par, due 6/2025)	12/21/2018	SOFR + 9.65%	14.99%	32,632	32,381	2.0%
Sports Alliance GmbH (3)(4)	First-lien loan (EUR 4,404 par, due 4/2030)	4/10/2024	E + 7.25%	10.94% (3.88% PIK)	4,605	4,612 (EUR 4,303)	0.3%
					179,654	182,427	11.4%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($42,998 par, due 5/2027)	5/5/2021	SOFR + 7.65%	12.99%	42,482	43,223	2.7%
bswift, LLC (3)(5)	First-lien loan ($44,134 par, due 11/2028)	11/7/2022	SOFR + 6.38%	11.67%	43,132	44,796	2.8%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($20,677 par, due 1/2028)	1/31/2021	SOFR + 6.65%	12.04%	20,355	21,090	1.3%
	First-lien revolving loan (GBP 812 par, due 1/2028)	1/31/2021	S + 5.00%	10.20%	1,045	1,000 (GBP 791)	0.1%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 50,000 par, due 12/2026)	12/6/2021	B + 6.25%	10.70%	34,903	33,393 (AUD 50,000)	2.1%
HireVue, Inc.(3)	First-lien loan ($53,842 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.58%	52,492	54,381	3.4%
	First-lien revolving loan ($885 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.58%	724	954	0.1%
Madcap Software, Inc.(3)(5)	First-lien loan ($32,338 par, due 12/2026)	12/15/2023	SOFR + 6.10%	11.44%	31,669	31,933	2.0%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 11,894 par, due 12/2025)	1/11/2018	B + 5.00%	9.35%	8,999	7,944 (AUD 11,894)	0.5%
	First-lien loan (GBP 2,749 par, due 12/2025)	10/28/2021	S + 5.03%	10.23%	3,788	3,475 (GBP 2,749)	0.2%
	First-lien loan ($9,547 par, due 12/2025)	10/28/2021	SOFR + 5.10%	10.44%	9,541	9,547	0.6%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($70,831 par, due 5/2027)	5/3/2019	SOFR + 5.85%	11.08%	70,510	71,185	4.5%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($34,200 par, due 12/2026)	12/17/2021	SOFR + 7.15%	12.64%	33,602	34,200	2.1%
					353,242	357,121	22.4%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($4,545 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.85%	4,447	4,583	0.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($35,120 par, due 7/2030)	6/30/2023	SOFR + 5.75%	11.08%	34,271	35,222	2.2%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($38,359 par, due 10/2028)	10/1/2021	SOFR + 7.85%	13.17% PIK	37,869	38,359	2.4%
Coupa Holdings, LLC (3)	First-lien loan ($43,191 par, due 2/2030)	2/27/2023	SOFR + 5.50%	10.83%	42,222	43,691	2.7%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($59,199 par, due 6/2028)	6/17/2022	SOFR + 5.75%	11.09%	58,275	59,347	3.7%
EDB Parent, LLC (3)(5)	First-lien loan ($66,400 par, due 7/2028)	7/7/2022	SOFR + 6.75%	12.10%	65,273	65,902	4.1%
Higher Logic, LLC (3)(5)	First-lien loan ($51,495 par, due 1/2025)	6/18/2018	SOFR + 6.75%	12.08%	51,405	51,624	3.2%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 78,816 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	10.58% (3.50% PIK)	7,354	7,294 (SEK 77,245)	0.5%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($51,909 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.83%	51,090	52,222	3.3%
Lithium Technologies, LLC (3)	First-lien loan ($60,749 par, due 1/2025)	10/3/2017	SOFR + 11.00%	16.33% PIK	60,749	46,625	2.9%
Lucidworks, Inc. (3)(5)	First-lien loan ($9,210 par, due 2/2027)	2/11/2022	SOFR + 7.50%	12.84% (3.50% PIK)	9,210	9,210	0.6%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($39,286 par, due 6/2029)	6/20/2024	SOFR + 7.50%	12.84%	37,917	37,911	2.4%
Piano Software, Inc. (3)(5)	First-lien loan ($53,957 par, due 2/2026)	2/25/2021	SOFR + 7.85%	13.19%	53,486	53,957	3.4%

SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.08%	35,567	37,570	2.3%
					544,688	538,934	33.7%
Manufacturing
Aptean, Inc. (3)	First-lien loan ($7,922 par, due 1/2031)	1/30/2024	SOFR + 5.25%	10.59%	7,833	7,872	0.5%
ASP Unifrax Holdings, Inc. (9)	First-lien loan ($1,124 par, due 12/2025) (3)	8/25/2023	SOFR + 3.90%	9.23%	1,067	1,096	0.1%
	First-lien loan (EUR 1,023 par, due 12/2025) (3)	9/14/2023	E + 3.75%	7.47%	1,007	1,050 (EUR 980)	0.1%
	Secured Note ($1,226 par, due 9/2028)	12/19/2023	5.25%	5.25%	867	671	0.0%
	Unsecured Note ($1,059 par, due 9/2029)	8/31/2023	7.50%	7.50%	593	535	0.0%
Avalara, Inc. (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 6.75%	12.08%	37,809	39,274	2.5%
Heritage Environmental Services, Inc. (3)	First-lien loan ($12,346 par, due 1/2031)	1/31/2024	SOFR + 5.50%	10.83%	12,279	12,381	0.8%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($16,340 par, due 9/2030)	9/7/2023	SOFR + 5.75%	11.08%	15,926	16,299	1.0%
	First-lien loan (EUR 4,851 par, due 9/2030)	9/7/2023	E + 5.75%	9.47%	5,062	5,186 (EUR 4,839)	0.3%
	First-lien loan (GBP 16,640 par, due 9/2030)	9/7/2023	S + 5.75%	10.95%	20,069	20,964 (GBP 16,584)	1.3%
					102,512	105,328	6.6%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($16,000 par, due 4/2027)	4/25/2022	SOFR + 7.60%	11.83%	15,741	15,960	1.0%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	12.44%	26,855	27,580	1.7%
Mach Natural Resources LP(3)(4)	First-lien loan ($4,875 par, due 12/2026)	12/28/2023	SOFR + 6.65%	11.98%	4,792	4,851	0.3%
Murchison Oil and Gas, LLC (3)	First-lien loan ($22,417 par, due 6/2026)	6/30/2022	SOFR + 8.40%	13.74%	22,144	22,865	1.4%
TRP Assets, LLC (3)	First-lien loan ($65,000 par, due 12/2025)	12/3/2021	SOFR + 7.76%	13.10%	64,528	66,485	4.2%
					118,319	121,781	7.6%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($39,738 par, due 3/2026)	3/31/2021	SOFR + 6.60%	11.94%	39,338	39,738	2.5%
Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	9.60%	2,665	2,643 (EUR 2,466)	0.2%
					42,003	42,381	2.7%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($19,737 par, due 5/2030)	5/13/2024	SOFR + 5.75%	11.08%	19,736	19,799	1.2%
Retail and Consumer Products
American Achievement, Corp. (3)(14)	First-lien loan ($26,957 par, due 9/2026)	9/30/2015	SOFR + 6.35%	11.68% (11.18% PIK)	26,132	20,555	1.3%
	First-lien loan ($1,347 par, due 9/2026)	6/10/2021	SOFR + 14.10%	19.43% (18.93% PIK)	1,347	101	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	6.45% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($10,337 par, due 8/2027)	9/2/2022	SOFR + 9.90%	15.24%	10,155	9,510	0.6%
	Roll Up DIP term loan ($24,446 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.24% PIK	24,446	22,490	1.4%
	Super-Priority DIP term loan ($4,180 par, due 9/2024)	4/24/2023	SOFR + 7.90%	13.24%	4,180	3,846	0.2%
Cordance Operations, LLC (3)	First-lien loan ($54,710 par, due 7/2028)	7/25/2022	SOFR + 9.14%	14.48%	53,717	55,135	3.4%
Neuintel, LLC (3)(5)	First-lien loan ($56,319 par, due 12/2026)	12/20/2021	SOFR + 7.60%	12.94%	55,670	56,460	3.5%
PDI TA Holdings, Inc. (3)	First-lien loan ($16,132 par, due 2/2031)	2/1/2024	SOFR + 5.25	10.58%	15,842	16,078	1.0%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.50%	10.42%	4,697	4,818 (EUR 4,495)	0.3%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($60,974 par, due 12/2027)	12/1/2021	SOFR + 6.90%	12.21%	60,348	60,669	3.8%
	First-lien revolving loan ($2,333 par, due 12/2027)	12/1/2021	SOFR + 6.85%	12.18%	2,280	2,315	0.1%
					259,359	252,048	15.6%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($3,296 par, due 3/2028)	3/26/2024	SOFR + 5.50%	10.84%	3,231	3,234	0.2%
Marcura Equities LTD (3)(4)	First-lien loan ($32,007 par, due 8/2029)	8/11/2023	SOFR + 7.00%	12.33%	31,089	31,797	2.0%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.00%	12.33%	1,596	1,650	0.1%
Project44, Inc. (3)(5)	First-lien loan ($35,051 par, due 11/2027)	11/12/2021	SOFR + 6.40%	11.72%	34,137	35,051	2.2%
					70,053	71,732	4.5%
Total Debt Investments					3,142,377	3,149,926	197.0%

Equity and Other Investments
Automotive
Clarience Technologies, LLC (11)(12)	Class A Units (333 units)	2/12/2024			820	820	0.1%
Business Services
Artisan Topco LP(11)(12)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	2,117	0.1%
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	1,143 (CAD 1,564)	0.1%

Insight Hideaway Aggregator, L.P. (11)(12)	Partnership Interest (329,861 units)	3/19/2024			3,299	3,299	0.2%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,247	4,460	0.3%
Newark FP Co-Invest, L.P.(11)(12)	Partnership (2,527,719 units)	11/8/2023			2,533	2,533	0.2%
ReliaQuest, LLC (13)	Class A-1 Units (637,713 units) (11)	11/23/2021			1,120	1,414	0.1%
	Class A-2 Units (2,989 units) (11)	6/21/2022			6	8	0.0%
	Class A-3 Units (16,957 units) (11)(12)	11/10/2023			36	46	0.0%
	Series A Preferred Stock (1,824 units) (3)(12)	12/20/2023	SOFR + 12.00%	17.30% PIK	1,659	1,773	0.1%
	Warrants (90,634 warrants) (11)(12)	12/20/2023			102	102	0.0%
Sprinklr, Inc. (10)(11)	Common Shares (283,499 shares)	6/24/2021			2,445	2,727	0.2%
Warrior TopCo LP (11)(12)	Class A Units (423,729 units)	7/7/2023			424	424	0.0%
					22,897	20,046	1.3%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	2,021	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	2,172	0.1%
	Series C Warrants (280,000 warrants)	2/28/2020			183	—	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					6,174	5,443	0.3%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	—	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,522	4,763	0.2%
RMCF IV CIV XXXV, LP. (11)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,505	0.1%
					9,777	6,268	0.3%
Financial Services
AF Eagle Parent, L.P.(11)(12)	Partnership (121,329 units)	11/27/2023			4,091	4,091	0.3%
CLGF Holdco 2, LLC(4)(11)(12)	Warrants (334,682 warrants)	11/7/2023			183	265	0.0%
Newport Parent Holdings, L.P. (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	14,379	0.9%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	5	0.0%
Passport Labs, Inc. (11)	Warrants (17,534 warrants)	4/28/2021			192	—	0.0%
TradingScreen, Inc. (11)(13)	Class A Units (600,000 units)	5/14/2021			600	600	0.0%
					9,249	19,340	1.2%
Healthcare
Caris Life Sciences, Inc. (11)	Series C Preferred Shares (1,915,114 shares)	10/13/2020			3,500	6,764	0.4%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	10,527	0.6%
	Warrants (633,376 warrants)	9/21/2018			191	1,217	0.1%
	Warrants (569,991 warrants)	4/2/2020			250	912	0.1%
Merative Topco L.P. (11)	Class A-1 Units (989,691 units)	6/30/2022			9,897	9,600	0.6%
Raptor US Buyer II Corp. (11)	Ordinary Shares (20,268 shares)	3/24/2023			2,033	2,033	0.1%
					25,921	31,053	1.9%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(11)	Class A Units (33,790,171 units)	12/21/2018			21,842	84	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	127	0.0%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,564	0.3%
bswift, LLC (11)	Class A-1 Units (2,393,509 units)	11/7/2022			2,393	2,752	0.2%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020			1,347	2,088	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,725 (AUD 4,080)	0.2%
					9,654	12,129	0.8%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	10,008	0.6%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	3,957	0.2%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	800	0.1%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)	11/18/2022			198	198	0.0%
SMA Technologies Holdings, LLC (11)	Class A Units (1,300 units)	11/21/2022			1,300	1,300	0.1%
	Class B Units (923,250 units)	11/21/2022			—	—	0.0%
					17,629	19,263	1.2%
Marketing Services
Validity, Inc.	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	9,984	0.6%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)	Preferred Units (13,355 units)	6/30/2022			13,355	14,190	0.9%
TRP Assets, LLC (11)(13)	Partnership Interest (1.89% ownership)	8/25/2022			8,784	12,319	0.8%
					22,139	26,509	1.7%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	Warrants (14,256 warrants)	8/5/2020			1,029	—	0.0%

Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (996,958 Certificates)	1/30/2021			2,319	9,072	0.5%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/20/2021			3,000	915	0.1%
					5,319	10,037	0.6%
Structured Credit
Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(9)	Structured Credit ($1,000 par, due 1/2031)	7/21/2022	SOFR + 4.81%	10.14%	880	981	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(9)	Structured Credit ($1,500 par, due 7/2034)	8/17/2022	SOFR + 6.76%	12.08%	1,488	1,441	0.1%
MidOcean Credit CLO Ltd, Series 2018-9A (3)(4)(9)	Structured Credit ($1,100 par, due 7/2031)	6/1/2022	SOFR + 6.31%	11.64%	975	1,089	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($2,750 par, due 10/2031)	6/22/2022	SOFR + 6.01%	11.34%	2,453	2,613	0.1%
					5,796	6,124	0.4%
Total Equity and Other Investments					162,186	167,143	10.4%
Total Investments					$3,304,563	$3,317,069	207.4%

	Interest Rate Swaps as of June 30, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	SOFR + 2.54%	3.875%	11/1/2024	$2,500	$—	$—	$—
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.51%	11/1/2024	300,000	(4,235)	—	4,611
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.72%	11/1/2024	50,000	(743)	—	820
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	300,000	(25,376)	—	735
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	(2,542)	—	(7,222)
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	(6,339)	—	(6,339)
Total Hedge Accounting Swaps				1,302,500	(39,235)	—	(7,395)
Cash collateral				—	68,762	—	—
Total derivatives				$1,302,500	$29,527	$—	$(7,395)

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 12.7% of total assets as of June 30, 2024.

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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2024 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2024

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2024	Other Income	Interest Income
IRGSE Holding Corp.	$59,913	$5,010	$—	$(2,381)	$—	$—	$62,542	$8	$4,551
Total	$59,913	$5,010	$—	$(2,381)	$—	$—	$62,542	$8	$4,551

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

(7)
As of June 30, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $3,311,655, resulting in estimated gross unrealized gains and losses of $172,105 and $166,367, respectively.
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
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $15,469, or 1.0% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of June 30, 2024.
(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $12.7 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	87,829,499	$885	664,250	$(10,459)	$1,405,173	$100,776	$1,496,375
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	52,362	52,362
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(6,969)	(6,969)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	2,125	2,125
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	4,000,000	40	—	—	81,417	—	81,457
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	292,057	3	—	—	5,921	—	5,924
Dividends declared from distributable earnings	—	—	—	—	—	(49,268)	(49,268)
Balance at March 31, 2024	92,121,556	$928	664,250	$(10,459)	$1,492,511	$99,026	$1,582,006
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	55,143	55,143
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(9,493)	(9,493)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	1,751	1,751
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	600,000	6	—	—	11,844	—	11,850
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	295,649	3	—	—	5,990	—	5,993
Dividends declared from distributable earnings	—	—	—	—	—	(48,215)	(48,215)
Balance at June 30, 2024	93,017,205	$937	664,250	$(10,459)	$1,510,345	$98,212	$1,599,035

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	81,389,287	$821	664,250	$(10,459)	$1,294,751	$56,456	$1,341,569
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	42,937	42,937
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	4,777	4,777
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	5,238	5,238
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	362,578	3	—	—	6,245	—	6,248
Dividends declared from distributable earnings	—	—	—	—	—	(44,764)	(44,764)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(403)	403	—
Balance at March 31, 2023	81,751,865	$824	664,250	$(10,459)	$1,300,593	$65,047	$1,356,005
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	48,784	48,784
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	2,822	2,822
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	1,484	1,484
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	5,175,000	52	—	—	89,238	—	89,290
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	314,366	3	—	—	5,578	—	5,581
Dividends declared from distributable earnings	—	—	—	—	—	(43,437)	(43,437)
Balance at June 30, 2023	87,241,231	$879	664,250	$(10,459)	$1,395,409	$74,700	$1,460,529

(1)
The Company changed its tax year end from March 31st to December 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$94,919	$106,042
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	19,547	(10,429)
Net change in unrealized (gains) losses on foreign currency transactions	(3,085)	3,004
Net change in unrealized (gains) losses on interest rate swaps	—	(174)
Net realized (gains) losses on investments	(3,863)	(6,436)
Net realized (gains) losses on foreign currency transactions	(765)	(476)
Net amortization of discount on investments	(10,557)	(7,674)
Amortization of deferred financing costs	3,446	2,312
Amortization of discount on debt	816	387
Purchases and originations of investments, net	(458,946)	(455,596)
Proceeds from investments, net	59,433	9,049
Repayments on investments	374,283	176,630
Paid-in-kind interest	(16,292)	(6,634)
Changes in operating assets and liabilities:
Interest receivable	(1,518)	(3,380)
Interest receivable paid-in-kind	(1,251)	(1,013)
Prepaid expenses and other assets	3,083	1,441
Management fees payable to affiliate	506	584
Incentive fees on net investment income payable to affiliate	(37)	(411)
Incentive fees on net capital gains accrued to affiliate	(2,180)	2,506
Payable to affiliate	1,782	281
Other liabilities	408	3,406
Net Cash Provided by (Used in) Operating Activities	59,729	(186,581)
Cash Flows from Financing Activities
Borrowings on debt	855,943	750,079
Repayments on debt	(905,182)	(571,126)
Deferred financing costs	(8,778)	(5,083)
Proceeds from issuance of common stock, net of offering and underwriting costs	93,307	89,290
Dividends paid to stockholders	(85,566)	(76,371)
Net Cash Provided by (Used in) Financing Activities	(50,276)	186,789
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	9,453	208
Cash, cash equivalents, and restricted cash, beginning of period	25,196	25,647
Cash, Cash Equivalents, and Restricted Cash, End of Period	$34,649	$25,855
Supplemental Information:
Interest paid during the period	$68,168	$56,464
Excise and other taxes paid during the period	$2,404	$2,416
Dividends declared during the period	$97,483	$88,201

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$11,917	$11,829

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At June 30, 2024, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and six months ended June 30, 2024, the Company recorded a net expense of $1.2 million and $2.1 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2023, the Company recorded a net expense of $0.9 million and $1.3 million, respectively, for U.S. federal excise tax and other taxes.

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

Recent Accounting Standards and Regulatory Updates

On June 28, 2024, the Canadian Dollar Offer Rates (“CDOR”) ceased to be published. In accordance with the cessation of CDOR, CDOR-based contracts were transitioned to the Canadian Overnight Repo Rate Average (“CORRA”).

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

For the three and six months ended June 30, 2024 the Company incurred expenses of $1.0 million and $1.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred expenses of $0.6 million and $1.2 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2024, Management Fees (gross of waivers) were $12.8 million and $25.4 million, respectively. For the three and six months ended June 30, 2023, Management Fees (gross of waivers) were $11.4 million and $22.1 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. The Adviser waived Management Fees of $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2024 pursuant to the Leverage Waiver. For the three and six months ended June 30, 2023, the Adviser waived Management Fees of $0.3 million and $0.6 million, respectively, pursuant to the Leverage Waiver.

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

For three and six months ended June 30, 2024, Incentive Fees were $10.1 million and $20.2 million, respectively, of which $11.4 million and $22.3 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2023, Incentive Fees were $11.3 million and $22.5 million, respectively, of which $10.5 million and $20.0 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2024, $(1.3) million and $(2.2) million, respectively, of Incentive Fees was accrued related to the reversal of Capital Gains Fees. For the three and six months ended June 30, 2023, $0.7 million and $2.5 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2024, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$3,048,775	$3,078,445	$29,670
Second-lien debt investments	52,535	27,993	(24,542)
Mezzanine debt investments	41,067	43,488	2,421
Equity and other investments	156,390	161,019	4,629
Structured credit investments	5,796	6,124	328
Total Investments	$3,304,563	$3,317,069	$12,506

	December 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,956,079	$2,996,177	$40,098
Second-lien debt investments	51,423	35,975	(15,448)
Mezzanine debt investments	38,022	39,471	1,449
Equity and other investments	152,623	155,600	2,977
Structured credit investments	52,865	55,842	2,977
Total Investments	$3,251,012	$3,283,065	$32,053

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Automotive	2.6%	1.3%
Business Services	14.8%	18.0%
Chemicals	0.8%	0.8%
Communications	4.5%	3.3%
Education	5.2%	5.3%
Financial Services	11.0%	11.1%
Healthcare	7.0%	8.9%
Hotel, Gaming and Leisure	5.5%	3.7%
Human Resource Support Services	11.1%	11.2%
Insurance	0.1%	0.1%
Internet Services	16.8%	15.1%
Manufacturing	3.2%	2.5%
Marketing Services	0.2%	0.3%
Office Products	0.5%	0.5%
Oil, Gas and Consumable Fuels	4.5%	4.7%
Other	1.5%	2.9%
Pharmaceuticals	0.6%	—
Retail and Consumer Products	7.9%	8.2%
Transportation	2.2%	2.1%
Total	100.0%	100.0%

The geographic composition of investments at fair value at June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
United States
Midwest	12.9%	10.7%
Northeast	23.6%	25.4%
South	20.2%	20.7%
West	31.6%	32.0%
Australia	1.7%	1.8%
Canada	2.8%	4.5%
Finland (1)	0.0%	0.0%
France	0.1%	—
Germany	0.3%	0.3%
Luxembourg	0.1%	0.1%
Netherlands	0.2%	0.1%
Norway	2.8%	1.5%
Sweden	0.2%	—
United Kingdom	3.5%	2.9%
Total	100.0%	100.0%

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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and six months ended June 30, 2024 and 2023:

			For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	11/1/2024	$300,000	$(6,032)	$2,906	$(3,126)	$(11,932)	$5,813	$(6,119)
Interest rate swap	11/1/2024	50,000	(1,032)	484	(548)	(2,030)	969	(1,061)
Interest rate swap	11/1/2024	2,500	(24)	51	27	(48)	99	51
Interest rate swap	8/1/2026	300,000	(5,770)	1,875	(3,895)	(11,349)	3,708	(7,641)
Interest rate swap	8/14/2028	300,000	(6,398)	5,213	(1,185)	(12,656)	10,425	(2,231)
Interest rate swap	3/1/2029	350,000	(6,968)	5,359	(1,609)	(12,183)	9,468	(2,715)
Total		$1,302,500	$(26,224)	$15,888	$(10,336)	$(50,198)	$30,482	$(19,716)

			For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	1/22/2023	$—	$—	$—	$—	$(663)	$431	$(232)
Interest rate swap	11/1/2024	300,000	(5,601)	2,906	(2,695)	(10,833)	5,813	(5,020)
Interest rate swap	11/1/2024	50,000	(960)	484	(476)	(1,848)	969	(879)
Interest rate swap	11/1/2024	2,500	(24)	47	23	(48)	90	42
Interest rate swap	8/1/2026	300,000	(5,341)	1,854	(3,487)	(10,262)	3,708	(6,554)
Total		$652,500	$(11,926)	$5,291	$(6,635)	$(23,654)	$11,011	$(12,643)

(1)
As of June 30, 2023, these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

For the three and six months ended June 30, 2024, the Company recognized $3.0 million in unrealized gains and $7.4 million in unrealized losses, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, this amount is offset by an increase of $3.2 million and an increase of $5.4 million, respectively, for a change in the carrying value of the 2024 Notes (as defined below), an increase of $2.0 million and an increase of $0.7 million, respectively, for a change in carrying value of the 2026 Notes (as defined below), a decrease of $1.0 million and a decrease of $7.2 million, respectively, for a change in carrying value of the 2028 Notes (as defined below) and a decrease of $1.2 million and a decrease of $6.3 million, respectively, for a change in carrying value of the 2029 Notes (as defined below).

For the three and six months ended June 30, 2023, the Company recognized $0.1 million in net unrealized losses and $0.2 million in net unrealized gains, respectively, on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations related to the swap transactions. For the three and six months ended June 30, 2023, the Company recognized $4.8 million in net unrealized losses and $2.4 million in net unrealized gains, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, this amount is offset by a decrease of $1.3 million and an increase of $1.8 million, respectively, for a change in the carrying value of the 2024 Notes and a decrease of $3.5 million and an increase of $0.6 million, respectively, for a change in carrying value of the 2026 Notes.

As of June 30, 2024, the swap transactions had a fair value of $(39.2) million which is netted against cash collateral on the Company’s Consolidated Balance Sheet. As of December 31, 2023, the swap transactions had a fair value of $(31.8) million which is netted against cash collateral on the Company’s Consolidated Balance Sheet.

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

As of June 30, 2024, $29.5 million of cash was pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2023, $24.0 million of cash was pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2024 and December 31, 2023:

	Fair Value Hierarchy at June 30, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$3,451	$3,074,994	$3,078,445
Second-lien debt investments	—	—	27,993	27,993
Mezzanine debt investments	—	1,206	42,282	43,488
Equity and other investments	3,875	9,072	148,072	161,019
Structured credit investments	—	6,124	—	6,124
Total investments at fair value	$3,875	$19,853	$3,293,341	$3,317,069
Interest rate swaps	—	(39,235)	—	(39,235)
Total	$3,875	$(19,382)	$3,293,341	$3,277,834

	Fair Value Hierarchy at December 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,391	$2,993,786	$2,996,177
Second-lien debt investments	—	—	35,975	35,975
Mezzanine debt investments	—	606	38,865	39,471
Equity and other investments	5,180	10,089	140,331	155,600
Structured credit investments	—	55,842	—	55,842
Total investments at fair value	$5,180	$68,928	$3,208,957	$3,283,065
Interest rate swaps	—	(31,840)	—	(31,840)
Total	$5,180	$37,088	$3,208,957	$3,251,225

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2024:

	As of and for the Three Months Ended
	June 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$3,114,679	$28,669	$40,077	$147,344	$3,330,769
Purchases or originations	246,590	—	—	23	246,613
Repayments / redemptions	(282,738)	(1,535)	—	—	(284,273)
Sales Proceeds	(9,109)	—	—	—	(9,109)
Paid-in-kind interest	7,656	338	1,111	76	9,181
Net change in unrealized gains (losses)	(6,705)	481	1,076	629	(4,519)
Net realized gains (losses)	(1,772)	—	—	—	(1,772)
Net amortization of discount on securities	6,393	40	18	—	6,451
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$3,074,994	$27,993	$42,282	$148,072	$3,293,341

	As of and for the Six Months Ended
	June 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,993,786	$35,975	$38,865	$140,331	$3,208,957
Purchases or originations	450,028	2,004	—	4,151	456,183
Repayments / redemptions	(370,087)	(1,535)	—	—	(371,622)
Sales Proceeds	(9,109)	—	—	—	(9,109)
Paid-in-kind interest	13,387	569	2,178	157	16,291
Net change in unrealized gains (losses)	(10,482)	(9,093)	1,200	3,433	(14,942)
Net realized gains (losses)	(2,391)	—	—	—	(2,391)
Net amortization of discount on securities	9,862	73	39	—	9,974
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$3,074,994	$27,993	$42,282	$148,072	$3,293,341

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2023:

	As of and for the Three Months Ended
	June 30, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,628,849	$44,805	$11,093	$136,769	$2,821,516
Purchases or originations	249,417	—	29,111	693	279,221
Repayments / redemptions	(119,056)	—	—	—	(119,056)
Sale Proceeds	—	—	—	(554)	(554)
Paid-in-kind interest	3,081	194	60	—	3,335
Net change in unrealized gains (losses)	11,366	(5,315)	(53)	(1,827)	4,171
Net realized gains (losses)	(25)	—	—	374	349
Net amortization of discount on securities	3,758	24	26	—	3,808
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	731	731
Balance, End of Period	$2,777,390	$39,708	$40,237	$136,186	$2,993,521

	As of and for the Six Months Ended
	June 30, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,495,959	$40,762	$10,158	$147,059	$2,693,938
Purchases or originations	417,459	4,850	29,806	2,060	454,175
Repayments / redemptions	—	—	—	(5,809)	(5,809)
Sale Proceeds	(176,394)	—	—	—	(176,394)
Paid-in-kind interest	6,297	194	143	—	6,634
Net change in unrealized gains (losses)	27,147	(6,142)	103	(12,928)	8,180
Net realized gains (losses)	(25)	—	—	5,073	5,048
Net amortization of discount on securities	6,947	44	27	—	7,018
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	731	731
Balance, End of Period	$2,777,390	$39,708	$40,237	$136,186	$2,993,521

Copper Bidco, LLC was transferred into Level 3 from Level 2 for fair value measurement purposes during the three and six months ended June 30, 2023, as a result of changes in observability of inputs into the security valuation for this portfolio company.

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2024 and 2023:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2024 on	June 30, 2023 on
	Investments Held at	Investments Held at
	June 30, 2024	June 30, 2023
First-lien debt investments	$(4,758)	$11,843
Second-lien debt investments	480	(5,315)
Mezzanine debt investments	1,076	(53)
Equity and other investments	629	(1,869)
Total	$(2,573)	$4,606

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2024 on	June 30, 2023 on
	Investments Held at	Investments Held at
	June 30, 2024	June 30, 2023
First-lien debt investments	$(5,875)	$29,123
Second-lien debt investments	(9,094)	(6,142)
Mezzanine debt investments	1,200	103
Equity and other investments	3,433	(8,430)
Total	$(10,336)	$14,654

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2024
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$3,074,994	Income approach (1)	Discount rate	9.1% — 20.0% (13.7%)	Decrease
Second-lien debt investments	27,993	Income approach (2)	Discount rate	14.9% — 20.6% (16.6%)	Decrease
Mezzanine debt investments	42,282	Income approach (3)	Discount rate	13.6% — 22.5% (14.5%)	Decrease
Equity and other investments	148,072	Market Multiple (4)	Comparable multiple	2.0x — 20.0x (7.1x)	Increase
Total	$3,293,341

(1)
Includes $165.5 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $16.4 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(4)
Includes $4.4 million of equity investments which were valued using an asset valuation waterfall, $0.4 million of equity investments using a Black-Scholes model, and $16.0 million using discounted cash flow analysis.

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

(1)
Includes $63.4 million of first-lien debt investments which were valued using an asset valuation waterfall.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2024 and December 31, 2023, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2024 Notes	$347,500	$344,749	$347,500	$340,862
2026 Notes	300,000	279,180	300,000	273,410
2028 Notes	300,000	307,320	300,000	309,420
2029 Notes	350,000	346,978	—	—
Total	$1,297,500	$1,278,227	$947,500	$923,692
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

As of June 30, 2024, aggregate commitments under the facility were $1.7 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Fourteenth Amendment dated June 12, 2023, with respect to $1.465 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended to June 11, 2027 and the stated maturity date was extended to June 12, 2028. For the remaining $220.0 million of commitments, (A) with respect to $50.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (B) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

Pursuant to the Fifteenth Amendment dated April 24, 2024, aggregate commitments were increased to $1.7 billion. With respect to $1.505 billion of commitments, the revolving period was extended to April 24, 2028 and the stated maturity was extended to April 24, 2029. For the remaining $195.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (B) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2024, the Company had outstanding debt denominated in Australian dollars (AUD) of 64.9 million, British pounds (GBP) of 41.0 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 78.1 million and Euro (EUR) of 101.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in Australian dollars (AUD) of 66.4 million, British pounds (GBP) of 32.3 million, Canadian dollars (CAD) of 96.8 million, and Euro (EUR) of 57.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2024 and December 31, 2023 the Company had $3.0 million and $0.2 million, respectively, of letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants. In accordance with the terms of the Fifteenth Amendment, the financial covenants require:

•
an asset coverage ratio of no less than 1.5 to 1 on the last day of any fiscal quarter;
•
stockholders’ equity of at least $650 million plus 25% of the net proceeds of the sale of equity interests after April 24, 2024; and
•
a minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors plus unsecured senior securities of the Company and its subsidiary guarantors that mature within 90 days of the date of determination (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from the Company’s common stock issuances in February 2024 and April 2024 and net proceeds received from the issuance of the 2029 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is SOFR plus 2.54% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024, and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(5.0) million and $(10.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023 the effective hedge interest rate swaps had a fair value of $(25.4) million and $(26.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(2.5) million and $4.7 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. As of June 30, 2024, the effective hedge interest rate swaps had a fair value of $(6.3) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

For the three and six months ended June 30, 2024 and 2023, the components of interest expense related to the 2023 Notes, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$15,813	$5,241	$30,733	$10,877
Accretion of original issue discount	421	195	816	387
Amortization of deferred financing costs	900	440	1,757	913
Total Interest Expense	$17,134	$5,876	$33,306	$12,177

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. During the three and six months ended June 30, 2024, the Company received $15.9 million and $30.5 million, respectively, and paid $26.2 million and $50.2 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. During the three and six months ended June 30, 2023, the Company received $5.3 million and $11.0 million, respectively, and paid $11.9 million and $23.7 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023, 2024 and 2026 Notes.

As June 30, 2024, the components of the carrying value of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes and the stated interest rate were as follows:

	June 30, 2024
	2024 Notes	2026 Notes	2028 Notes	2029 Notes
Principal amount of debt	$347,500	$300,000	$300,000	$350,000
Original issue discount, net of accretion	(136)	(871)	(1,519)	(3,114)
Deferred financing costs	(345)	(1,559)	(3,563)	(4,587)
Fair value of an effective hedge	(4,979)	(25,376)	(2,542)	(6,339)
Carrying value of debt	$342,040	$272,194	$292,376	$335,960
Stated interest rate	3.88%	2.50%	6.95%	6.13%

As of December 31, 2023, the components of the carrying value of the 2024 Notes, 2026 Notes, 2028 Notes and the stated interest rate were as follow:

	December 31, 2023
	2024 Notes	2026 Notes	2028 Notes
Principal amount of debt	$347,500	$300,000	$300,000
Original issue discount, net of accretion	(335)	(1,072)	(1,675)
Deferred financing costs	(852)	(1,932)	(3,994)
Fair value of an effective hedge	(10,409)	(26,111)	4,680
Carrying value of debt	$335,904	$270,885	$299,011
Stated interest rate	3.88%	2.50%	6.95%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of June 30, 2024, the Company's swap-adjusted interest rate on the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes was SOFR plus 2.54% (on a weighted average basis), 2.17%, 2.99% and 2.44%, respectively. As of December 31, 2023, the Company's swap-adjusted interest rate on the 2024 Notes, 2026 Notes and 2028 Notes was SOFR plus 2.54% (on a weighted average basis), 2.17%, and 2.99%, respectively.

As of June 30, 2024, the Company was in compliance with the terms of the indentures governing the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. As of December 31, 2023, the Company was in compliance with the terms of the indentures governing the 2024 Notes, 2026 Notes and 2028 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 189.9% and 181.6%, respectively.

Debt obligations consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,700,000	$487,542	$1,209,456	$470,335
2024 Notes	347,500	347,500	—	342,040
2026 Notes	300,000	300,000	—	272,194
2028 Notes	300,000	300,000	—	292,376
2029 Notes	350,000	350,000	—	335,960
Total Debt	$2,997,500	$1,785,042	$1,209,456	$1,712,905

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $17.2 million, $0.5 million, $2.4 million, $5.1 million and $7.7 million, respectively.
(3)
The carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented inclusive of an incremental $(5.0) million, $(25.4) million, $(2.5) million and $(6.3) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, each resulting from a hedge accounting relationship.

	December 31, 2023
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,710,000	$889,659	$820,160	$874,507
2024 Notes	347,500	347,500	—	335,904
2026 Notes	300,000	300,000	—	270,885
2028 Notes	300,000	300,000	—	299,011
Total Debt	$2,657,500	$1,837,159	$820,160	$1,780,307

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit and asset coverage requirements.
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

For the three and six months ended June 30, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$25,646	$23,915	$52,198	$44,320
Commitment fees	1,090	612	2,090	1,266
Amortization of deferred financing costs	1,741	1,085	3,446	2,312
Accretion of original issue discount	421	195	816	387
Swap settlement	10,336	6,635	19,716	12,643
Total Interest Expense	$39,234	$32,442	$78,266	$60,928
Average debt outstanding (in millions)	$1,857.8	$1,713.0	$1,870.9	$1,641.8
Weighted average interest rate	7.7%	7.1%	7.7%	6.9%

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

As of June 30, 2024 and December 31, 2023, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$224	$231
Alpha Midco, Inc. - Delayed Draw & Revolver	654	470
American Achievement, Corp. - Revolver	2,403	2,403
Apellis Pharmaceuticals, Inc. - Delayed Draw	5,263	—
Aptean, Inc. - Delayed Draw & Revolver	2,078	—
Arrow Buyer, Inc. - Delayed Draw	5,479	7,644
Artisan Bidco, Inc. - Revolver	5,717	5,716
ASG II, LLC - Delayed Draw	—	3,391
Avalara, Inc. - Revolver	3,864	3,863
Axonify, Inc. - Delayed Draw	2,116	3,506
Azurite Intermediate Holdings, Inc. - Delayed Draw, Revolver & Equity	16,262	—

	June 30, 2024	December 31, 2023
Babylon Finco Limited - Delayed Draw	287	—
Banyan Software Holdings, LLC - Delayed Draw	18,480	10,036
Bayshore Intermediate #2, L.P. - Revolver	2,398	1,918
BCTO Ace Purchaser, Inc. - Delayed Draw	206	461
BCTO Bluebill Buyer, Inc. - Delayed Draw	4,144	5,110
Bear OpCo, LLC - Delayed Draw	—	1,183
Ben Nevis Midco Limited - Delayed Draw	1,704	—
BlueSnap, Inc. - Delayed Draw & Revolver	7,517	2,500
BTRS Holdings, Inc. - Delayed Draw & Revolver	3,999	5,563
Cordance Operations, LLC - Delayed Draw & Revolver	10,290	1,956
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	6,809
Crewline Buyer, Inc. - Revolver & Equity	6,148	6,148
Disco Parent, Inc. - Revolver	455	455
Dye & Durham Corp. - Revolver	—	1,236
EDB Parent, LLC - Delayed Draw	8,600	11,492
Edge Bidco B.V. - Delayed Draw & Revolver	1,028	1,060
Elements Finco Limited - Delayed Draw	4,020	—
Elysian Finco Ltd. - Delayed Draw & Revolver	2,503	4,704
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8,682	8,871
EMS Linq, Inc. - Revolver	3,338	8,784
Erling Lux Bidco SARL - Delayed Draw & Revolver	10,436	3,184
ExtraHop Networks, Inc. - Delayed Draw & Revolver	6,622	9,803
ForeScout Technologies, Inc. - Delayed Draw & Revolver	800	3,425
Fullsteam Operations, LLC - Delayed Draw & Revolver	10,171	11,246
Galileo Parent, Inc. - Revolver	4,038	6,779
Greenshoot Bidco B.V. - Revolver	421	—
Heritage Environmental Services, Inc. - Revolver	1,698	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	4,426	—
Hirevue, Inc. - Revolver	6,002	6,887
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2,113
Ibis Intermediate Co. - Delayed Draw	—	6,338
IRGSE Holding Corp. - Revolver	868	878
Kangaroo Bidco AS - Delayed Draw	4,375	9,418
Kyriba Corp. - Revolver	2,488	2,488
Laramie Energy, LLC - Delayed Draw	7,683	7,683
LeanTaaS Holdings, Inc. - Delayed Draw	23,091	38,034
Lucidworks, Inc. - Delayed Draw	—	833
Marcura Equities LTD - Delayed Draw & Revolver	11,667	11,667
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	15,714	—
Netwrix Corp. - Delayed Draw & Revolver	2,870	13,056
OutSystems Luxco SARL - Delayed Draw	2,146	2,212
Passport Labs, Inc. - Revolver	—	2,778
PDI TA Holdings, Inc. - Delayed Draw & Revolver	5,368	—
Ping Identity Holding Corp. - Revolver	2,273	2,273
PrimeRevenue, Inc. - Revolver	6,250	6,250
Project44, Inc. - Delayed Draw	19,861	19,861
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	4,565	6,254
ReliaQuest Holdings, LLC - Delayed Draw & Equity	821	4,424
Scorpio Bidco - Delayed Draw	524	—
SkyLark UK DebtCo Limited - Delayed Draw	7,011	7,071
SL Buyer Corp. - Delayed Draw	12,126	13,175
Sport Alliance GmbH - Revolver	670	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	4,743	11,043
TRP Assets, LLC - Delayed Draw	1,000	1,000
Truck-Lite Co., LLC - Delayed Draw & Revolver	8,597	—
USA Debusk LLC - Delayed Draw & Revolver	3,179	—
Wrangler TopCo, LLC - Revolver	424	424
Total Portfolio Company Commitments (1)(2)	$327,596	$316,107

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

Other Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

On March 5, 2024, the Company issued a total of 4,000,000 shares of common stock at $20.52 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $81.5 million. Subsequent to the offering, the Company issued an additional 600,000 shares on April 1, 2024 pursuant to the overallotment option granted to underwriters and received, net of offering and underwriting fees, additional total cash proceeds of $11.9 million.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2024 and 2023. All shares issued to stockholders in the tables below are newly issued shares.

	For the Six Months Ended
	June 30, 2024
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	36,749
February 15, 2024	Base	March 15, 2024	March 28, 2024	255,308
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	34,318
May 1, 2024	Base	June 14, 2024	June 28, 2024	261,331
Total Shares Issued				587,706

	For the Six Months Ended
	June 30, 2023
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	61,590
February 16, 2023	Base	March 15, 2023	March 31, 2023	300,988
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	23,686
May 8, 2023	Base	June 15, 2023	June 30, 2023	290,680
Total Shares Issued				676,944

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

No shares were repurchased during the six months ended June 30, 2024 and 2023.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase in net assets resulting from operations	$47,401	$53,090	$94,919	$106,042
Weighted average shares of common stock outstanding—basic and diluted	92,734,320	84,223,032	90,883,350	82,819,734
Earnings per common share—basic and diluted	$0.51	$0.63	$1.04	$1.28

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	$0.08
February 15, 2024	Base	March 15, 2024	March 28, 2024	0.46
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	0.06
May 1, 2024	Base	June 14, 2024	June 28, 2024	0.46
Total Dividends Declared				$1.06

	For the Six Months Ended
	June 30, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	$0.09
February 16, 2023	Base	March 15, 2023	March 31, 2023	0.46
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	0.04
May 8, 2023	Base	June 15, 2023	June 30, 2023	0.46
Total Dividends Declared				$1.05

The dividends declared during the six months ended June 30, 2024 and 2023 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2024 and 2023.

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Per Share Data (8)
Net asset value, beginning of period	$17.04	$16.48

Net investment income (1)	1.18	1.11
Net realized and unrealized gains (losses) (1)	(0.14)	0.17
Total from operations	1.04	1.28
Issuance of common stock, net of offering costs (2)	0.17	0.02
Dividends declared from net investment income (2)	(1.06)	(1.05)
Total increase/(decrease) in net assets	0.15	0.25
Net Asset Value, End of Period	$17.19	$16.74
Per share market value at end of period	$21.35	$18.69
Total return based on market value with reinvestment of dividends (3)	4.10%	11.43%
Total return based on market value (4)	3.75%	10.90%
Total return based on net asset value (5)	7.12%	7.95%
Shares Outstanding, End of Period	93,017,205	87,241,231
Ratios / Supplemental Data (6)(7)
Ratio of net expenses to average net assets	16.94%	16.22%
Ratio of net investment income to average net assets	13.79%	13.24%
Portfolio turnover	23.94%	12.65%
Net assets, end of period	$1,599,035	$1,460,529

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the six months ended June 30, 2024 and 2023. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 17.03% and 16.30%, respectively, for the six months ended June 30, 2024 and 2023.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2024.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2024, we have originated approximately $37.9 billion aggregate principal amount of investments and retained approximately $10.4 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2024, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 97.9% of our total investments based on fair value, had weighted average annual revenue of $310.4 million and weighted average annual EBITDA of $104.4 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2024, the largest single investment based on fair value represented 2.4% of our total investment portfolio.

As of June 30, 2024, the average investment size in each of our portfolio companies was approximately $30.4 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments the average investment in our remaining portfolio companies was approximately $31.5 million as of June 30, 2024.

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

As of June 30, 2024, the largest industry represented 16.8% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2024, approximately 93.6% of our portfolio was invested in secured debt, including 92.8% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the six months ended June 30, 2024, the weighted average term on new investment commitments in new portfolio companies was 6.1 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2024, we had call protection on 75.1% of our debt investments based on fair value, with weighted average call prices of 106.5% for the first year, 103.3% for the second year and 101.0% for the third year, in each case from the date of the initial investment. As of June 30, 2024, 99.6% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $78 billion of assets under management as of June 30, 2024. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 610 investment and operating professionals. As of June 30, 2024, sixty-six (66) of these personnel are dedicated to direct lending, including fifty-one (51) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of June 30, 2024, 99.6% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and six months ended June 30, 2024, 7.7% and 7.3%, respectively, of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of June 30, 2024, our portfolio based on fair value consisted of 92.8% first-lien debt investments, 0.8% second-lien investments, 1.3% mezzanine debt investments, 4.9% equity and other investments and 0.2% structured credit investments. As of December 31, 2023, our portfolio based on fair value consisted of 91.3% first-lien debt investments, 1.1% second-lien debt investments, 1.2% mezzanine debt investments, 4.7% equity and other investments and 1.7% structured credit investments.

As of June 30, 2024 and December 31, 2023, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 13.8% and 14.1%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.9% and 14.2%, respectively.

As of June 30, 2024 and December 31, 2023, we had investments in 109 portfolio companies (including 4 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) and 136 portfolio companies (including 42 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment), respectively, with an aggregate fair value of $3,317.1 million and $3,283.1 million, respectively.

For the three months ended June 30, 2024, the principal amount of new investments funded was $163.6 million in eight new portfolio companies and five existing portfolio companies. For this period, we had $290.3 million aggregate principal amount in exits and repayments.

For the three months ended June 30, 2023, the principal amount of new investments funded was $240.0 million in six new portfolio companies and four existing portfolio companies. For this period, we had $114.0 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended June 30, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2024	June 30, 2023
New investment commitments:
Gross originations (1)	$1,858.8	$1,522.9
Less: Syndications/sell downs (1)	1,627.8	1,262.5
Total new investment commitments	$231.0	$260.4
Principal amount of investments funded:
First-lien	$163.6	$209.3
Second-lien	—	30.0
Mezzanine	—	—
Equity and other	—	0.7
Structured Credit	—	—
Total	$163.6	$240.0
Principal amount of investments sold or repaid:
First-lien	$265.2	$112.3
Second-lien	—	—
Mezzanine	—	—
Equity and other	25.1	1.7
Structured Credit	—	—
Total	$290.3	$114.0
Number of new investment commitments in new portfolio companies	8	6
Average new investment commitment amount in new portfolio companies	$21.2	$41.3
Weighted average term for new investment commitments in new portfolio companies (in years)	6.1	6.7
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Weighted average interest rate of new investment commitments	11.6%	12.6%
Weighted average spread over reference rate of new floating rate investment commitments	6.6%	7.3%
Weighted average interest rate on investments fully sold or paid down	13.4%	15.6%

(1)
Includes affiliates of Sixth Street

As of June 30, 2024 and December 31, 2023, our investments consisted of the following:

	June 30, 2024		December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$3,048.8	$3,078.5	$2,956.1	$2,996.2
Second-lien debt investments	52.5	28.0	51.4	36.0
Mezzanine debt investments	41.1	43.5	38.0	39.5
Equity and other investments	156.4	161.0	152.6	155.6
Structured credit investments	5.8	6.1	52.9	55.8
Total	$3,304.6	$3,317.1	$3,251.0	$3,283.1

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,280.0	98.9%	$3,262.4	99.4%
Non-accrual (1)	37.1	1.1	20.7	0.6
Total	$3,317.1	100.0%	$3,283.1	100.0%

	June 30, 2024		December 31, 2023
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,235.3	97.9%	$3,222.9	99.1%
Non-accrual (1)	69.3	2.1	28.1	0.9
Total	$3,304.6	100.0%	$3,251.0	100.0%

(1)
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection. See “–Critical Accounting Estimates– Interest and Dividend Income Recognition.”

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities (1)	13.8%	14.1%
Weighted average interest rate of debt and income producing securities	13.3%	13.7%
Weighted average spread over reference rate of all floating rate investments	8.0%	8.3%

(1)
Weighted average total portfolio yield at fair value was 13.0% at June 30, 2024 and 13.4% at December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2024 and December 31, 2023. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2024		December 31, 2023
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$3,058.4	92.2%	$2,939.1	89.5%
2	139.1	4.2	196.6	6.0
3	82.5	2.5	126.7	3.9
4	—	—	—	—
5	37.1	1.1	20.7	0.6
Total	$3,317.1	100.0%	$3,283.1	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total investment income	$121.8	$107.6	$239.6	$204.1
Less: Net expenses	65.4	57.9	130.0	111.1
Net investment income before income taxes	56.4	49.7	109.6	93.0
Less: Income taxes, including excise taxes	1.3	0.9	2.1	1.3
Net investment income	55.1	48.8	107.5	91.7
Net realized gains (losses) (1)	1.8	1.5	3.9	6.7
Net change in unrealized gains (losses) (1)	(9.5)	2.8	(16.5)	7.6
Net increase (decrease) in net assets resulting from operations	$47.4	$53.1	$94.9	$106.0

(1)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest from investments	$105.0	$98.1	$209.7	$188.2
Paid-in-kind interest income	9.4	4.6	17.5	7.7
Dividend income	1.8	0.8	2.6	1.4
Other income	5.6	4.1	9.8	6.8
Total investment income	$121.8	$107.6	$239.6	$204.1

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $98.1 million for the three months ended June 30, 2023 to $105.0 million for the three months ended June 30, 2024. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the period ended June 30, 2024 compared to the same period in June 30, 2023 and a larger average portfolio size for the period ended June 30, 2024 compared to the same period in 2023. Paid-in-kind interest income increased from $4.6 million for the three months ended June 30, 2023 to $9.4 million for the three months ended June 30, 2024 due to increased PIK election. Dividend income increased from $0.8 million for the three months ended June 30, 2023 to $1.8 million for the three months ended June 30, 2024 due to increased investments in dividend yielding securities compared to the same period in 2023. Other income increased from $4.1 million for the three months ended June 30, 2023 to $5.6 million for the three months ended June 30, 2024, primarily due to increased amendment fees during the three months ended June 30, 2024 compared to the same period in 2023.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $188.2 million for the six months ended June 30, 2023 to $209.7 million for the six months ended June 30, 2024. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the period ended June 30, 2024 compared to the same period in June 30, 2023 and a larger average portfolio size for the period ended June 30, 2024 compared to the same period in 2023. Paid-in-kind interest income increased from $7.7 million for the six months ended June 30, 2023 to $17.5 million for the six months ended June 30, 2024 due to increased PIK election. Dividend income increased from $1.4 million for the six months ended June 30, 2023 to $2.6 million for the six months ended June 30, 2024 due to increased investments in dividend yielding securities compared to the same period in 2023. Other income increased from $6.8 million for the six months ended June 30, 2023 to $9.8 million for the six months ended June 30, 2024, primarily due to increased amendment fees during the six months ended June 30, 2024 compared to the same period in 2023.

Expenses

Operating expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest	$39.2	$32.4	$78.3	$60.9
Management fees (net of waivers)	12.5	11.1	24.7	21.6
Incentive fees on net investment income	11.4	10.5	22.3	20.0
Incentive fees on net capital gains	(1.3)	0.7	(2.2)	2.5
Professional fees	2.1	1.8	3.9	3.5
Directors’ fees	0.2	0.2	0.4	0.4
Other general and administrative	1.3	1.2	2.6	2.2
Net Expenses	$65.4	$57.9	$130.0	$111.1

Interest

Interest expense, including other debt financing expenses, increased from $32.4 million for the three months ended June 30, 2023 to $39.2 million for the three months ended June 30, 2024. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,713.0 million for the three months ended June 30, 2023 to $1,857.8 million for the three months ended June 30, 2024. The average interest rate on our debt outstanding increased from 7.1% for the three months ended June 30, 2023 to 7.7% for the three months ended June 30, 2024.

Interest expense, including other debt financing expenses, increased from $60.9 million for the six months ended June 30, 2023 to $78.3 million for the six months ended June 30, 2024. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,641.8 million for the six months ended June 30, 2023 to $1,870.9 million for the six months ended June 30, 2024. The average interest rate on our debt outstanding increased from 6.9% for the six months ended June 30, 2023 to 7.7% for the six months ended June 30, 2024.

Management Fees

Management Fees (gross of waivers) increased from $11.4 million for the three months ended June 30, 2023 to $12.8 million for the three months ended June 30, 2024 due to an increase in average assets for the three months ended June 30, 2024 compared to the same period in 2023. Management Fees (net of waivers) increased from $11.1 million for the three months ended June 30, 2023 to $12.5 million for the three months ended June 30, 2024. The Adviser waived Management Fees of $0.3 million for the three months ended June 30, 2024 pursuant to the Leverage Waiver. The Adviser waived Management Fees of $0.3 million for the three months ended June 30, 2023 pursuant to the Leverage Waiver.

Management Fees (gross of waivers) increased from $22.1 million for the six months ended June 30, 2023 to $25.4 million for the six months ended June 30, 2024 due to an increase in average assets for the six months ended June 30, 2024 compared to the same period in 2023. Management Fees (net of waivers) increased from $21.6 million for the six months ended June 30, 2023 to $24.7 million for the six months ended June 30, 2024. The Adviser waived Management Fees of $0.7 million for the six months ended June 30, 2024 pursuant to the Leverage Waiver. The Adviser waived Management Fees of 0.6 million for the six months ended June 30, 2023 pursuant to the Leverage Waiver.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income increased from $10.5 million for the three months ended June 30, 2023 to $11.4 million for the three months ended June 30, 2024. This increase resulted from an increase in reference rates for the three months ended June 30, 2024. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended June 30, 2024 or 2023. For the three months ended June 30, 2024 and 2023, $(1.3) million and $0.7 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income increased from $20.0 million for the six months ended June 30, 2023 to $22.3 million for the six months ended June 30, 2024. This increase resulted from an increase in reference rates for the six months ended June 30, 2024. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the six months ended June 30, 2024 or 2023. For the six months ended June 30, 2024 and 2023, $(2.2) million and $2.5 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.8 million for the three months ended June 30, 2023 to $2.1 million for the three months ended June 30, 2024. Other general and administrative expenses increased from $1.2 million for the three months ended June 30, 2023 to $1.3 million for the three months ended June 30, 2024.

Professional fees increased from $3.5 million for the six months ended June 30, 2023 to $3.9 million for the six months ended June 30, 2024. Other general and administrative expenses increased from $2.2 million for the six months ended June 30, 2023 to $2.6 million for the six months ended June 30, 2024.

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

For the three and six months ended June 30, 2024, we recorded a net expense of $1.2 million and $2.1 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2023, we recorded a net expense of $0.9 million and $1.3 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net realized gains (losses) on investments	$1.6	$1.6	$3.9	$6.4
Net realized gains (losses) on foreign currency transactions	(0.1)	(0.1)	(0.8)	0.1
Net realized gains (losses) on foreign currency investments (1)	(1.7)	(0.0)	(2.4)	(0.0)
Net realized gains (losses) on foreign currency borrowings (1)	2.0	(0.0)	3.2	0.2
Net Realized Gains (Losses)	$1.8	$1.5	$3.9	$6.7

Change in unrealized gains on investments	$13.9	$18.0	$23.7	$40.0
Change in unrealized (losses) on investments	(21.8)	(13.1)	(43.2)	(29.6)
Net Change in Unrealized Gains (Losses) on Investments	$(7.9)	$4.9	$(19.5)	$10.4

Unrealized gains (losses) on foreign currency borrowings	(1.6)	(2.0)	3.0	$(2.7)
Unrealized gains (losses) on foreign currency cash (1)	(0.0)	0.0	(0.0)	(0.3)
Unrealized gains (losses) on interest rate swaps	—	(0.1)	—	0.2
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(1.6)	$(2.1)	$3.0	$(2.8)

Net Change in Unrealized Gains (Losses)	$(9.5)	$2.8	$(16.5)	$7.6
(1)
Amounts round to less than $0.1 million

For the three and six months ended June 30, 2024, we had net realized gains on investments of $1.6 million and $3.9 million, respectively, primarily driven by nineteen investments and thirty-six investments, respectively. For the three and six months ended June 30, 2024, we had net realized losses of $0.1 million and net realized losses of $0.8 million, respectively on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2024, we had net realized losses of $1.7 million and net realized losses of $2.4, respectively, on foreign currency investments. For the three and six months ended June 30, 2024, we had net realized gains of $2.0 million and net realized gains of $3.2 million on foreign currency borrowings. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended June 30, 2024, we had $13.9 million in unrealized gains on 57 portfolio company investments, which was offset by $21.8 million in unrealized losses on 73 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from negative portfolio company specific developments and the reversal of prior period unrealized gains due to realizations. For the six months ended June 30, 2024, we had $23.7 million in unrealized gains on 63 portfolio company investments, which was offset by $43.2 million in unrealized losses on 89 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from negative portfolio company specific developments and the reversal of prior period unrealized gains due to realizations.

For the three and six months ended June 30, 2024, we had unrealized losses on foreign currency borrowings of $1.6 million and unrealized gains of $3.0 million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR, SEK and GBP exchange rates. For the three and six months ended June 30, 2024, we had unrealized losses on foreign currency cash of less than $0.1 million and unrealized losses of less than $0.1 million, respectively. For the three and six months ended June 30, 2024, we had no unrealized gains or losses on interest rate swaps, respectively.

For the three and six months ended June 30, 2023, we had net realized gains on investments of $1.6 million and $6.4 million, respectively, primarily driven by one investment and one investment, respectively. For the three and six months ended June 30, 2023, we had net realized losses of $0.1 million and net realized gains of $0.1 million, respectively on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2023, we had net realized losses of less than $0.1 million, respectively, on foreign currency investments. For the three and six months ended June 30, 2023, we had net realized losses of less than $0.1 million and net realized gains of $0.2 million on foreign currency borrowings. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended June 30, 2023, we had $18.0 million in unrealized gains on 102 portfolio company investments, which was offset by $13.1 million in unrealized losses on 30 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, lesser impacts from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments. For the six months ended June 30, 2023, we had $40.0 million in unrealized gains on 108 portfolio company investments, which was offset by $29.6 million in unrealized losses on 26 portfolio company investments. Unrealized gains resulted from an increase in fair value, primarily due to positive portfolio company specific developments. Unrealized losses primarily resulted from widening credit spreads, and also lesser impacts from the reversal of prior period unrealized gains due to realizations and negative portfolio company specific developments.

For the three and six months ended June 30, 2023, we had unrealized losses on foreign currency borrowings of $2.0 million and $2.7 million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR and GBP exchange rates. For the three and six months ended June 30, 2023, we had unrealized gains on foreign currency cash of less than $0.1 million and unrealized losses of $0.3 million, respectively. For the three and six months ended June 30, 2023, we had unrealized losses on interest rate swaps of $0.1 million and unrealized gains of $0.2 million, respectively, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2024, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.3% (based on total capital invested of $7.5 billion and total proceeds from these exited investments of $9.5 billion). Ninety two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the six months ended June 30, 2024 and 2023, we had $3.0 million of unrealized gains and $2.7 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the six months ended June 30, 2024 and 2023. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2024. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 189.9% and 181.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2024, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2024, we had approximately $1.2 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of June 30, 2024, we had $34.6 million in cash and cash equivalents, including $29.5 million of restricted cash. During the six months ended June 30, 2024, cash provided by operating activities was $59.7 million, primarily attributable to an increase in net assets resulting from operations of $94.9 million and repayments and proceeds from investments of $433.7 million, which was offset by funding portfolio investments of $458.9 million and other operating activity of $10.0 million. Cash used in financing activities was $(50.3) million during the period, primarily attributable to paydowns on our Revolving Credit Facility of $905.2 million, dividends paid to stockholders of $85.6 million, deferred financing costs of $8.8 million, which was offset due to borrowings of $856.0 million and proceeds from the issuance of common stock $93.3 million.

Equity

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

On March 5, 2024, we issued a total of 4,000,000 shares of common stock at $20.52 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $81.5 million. Subsequent to the offering, the Company issued an additional 600,000 shares on April 1, 2024 pursuant to the overallotment option granted to underwriters and received, net of offering and underwriting fees, additional total cash proceeds of $11.9 million.

During the six months ended June 30, 2024 and 2023, we also issued 587,706 and 676,944 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $11.9 million and $11.8 million, respectively.

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

No shares were repurchased for the three and six months ended June 30, 2024 and 2023.

Debt

Revolving Credit Facility

In August 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of June 30, 2024, aggregate commitments under the facility were $1.7 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

Pursuant to the Fourteenth Amendment dated June 12, 2023, with respect to $1.465 billion in commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the facility, was extended to June 11, 2027 and the stated maturity date was extended to June 12, 2028. For the remaining $220.0 million of commitments, (A) with respect to $50.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (B) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

Pursuant to the Fifteenth Amendment dated April 24, 2024, aggregate commitments were increased to $1.7 billion. With respect to $1.505 billion of commitments, the revolving period was extended to April 24, 2028 and the stated maturity was extended to April 24, 2029. For the remaining $195.0 million of commitments, (A) with respect to $25.0 million of commitments, the revolving period ends on February 4, 2025 and the stated maturity is February 4, 2026 and (B) with respect to $170.0 million of commitments, the revolving period ends April 24, 2026 and the stated maturity is April 23, 2027.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2024, we had outstanding debt denominated in Australian dollars (AUD) of 64.9 million, British pounds (GBP) of 41.0 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 78.1 million and Euro (EUR) of 101.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in Australian dollars (AUD) of 66.4 million, British pounds (GBP) of 32.3 million, Canadian dollars (CAD) of 96.8 million, and Euro (EUR) of 57.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of June 30, 2024 and December 31, 2023 the Company had $3.0 million and $0.2 million, respectively, letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

The Revolving Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants. In accordance with the terms of the Fifteenth Amendment, the financial covenants require:

•
an asset coverage ratio of no less than 1.5 to 1 on the last day of any fiscal quarter;
•
stockholders’ equity of at least $650 million plus 25% of the net proceeds of the sale of equity interests after April 24, 2024; and
•
minimum asset coverage ratio of no less than 2 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors plus unsecured senior securities of the Company and its subsidiary guarantors that mature within 90 days of the date of determination (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from the Company’s common stock issuances in February 2024 and April 2024 and net proceeds received from the issuance of the 2029 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is SOFR plus 2.54% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024, and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(5.0) million and $(10.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(25.4) million and $(26.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(2.5) million and $4.7 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. As of June 30, 2024, the effective hedge interest rate swaps had a fair value of $(6.3) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

Debt obligations consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,700.0	$487.5	$1,209.5	$470.3
2024 Notes	347.5	347.5	—	342.0
2026 Notes	300.0	300.0	—	272.2
2028 Notes	300.0	300.0	—	292.4
2029 Notes	350.0	350.0	—	336.0
Total Debt	$2,997.5	$1,785.0	$1,209.5	$1,712.9

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit and asset coverage requirements
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $17.2 million, $0.5 million, $2.4 million, $5.1 million, and $7.7 million, respectively.
(3)
The carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented inclusive of an incremental $(5.0) million, $(25.4) million, $(2.5) million and $(6.3) million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, each resulting from a hedge accounting relationship.

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,710.0	$889.7	$820.2	$874.5
2024 Notes	347.5	347.5	—	335.9
2026 Notes	300.0	300.0	—	270.9
2028 Notes	300.0	300.0	—	299.0
Total Debt	$2,657.5	$1,837.2	$820.2	$1,780.3

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit and asset coverage requirements.
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

As of June 30, 2024 and December 31, 2023, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Alpha Midco, Inc. - Delayed Draw & Revolver	0.6	0.5
American Achievement, Corp. - Revolver	2.4	2.4
Apellis Pharmaceuticals, Inc. - Delayed Draw	5.3	—
Aptean, Inc. - Delayed Draw & Revolver	2.1	—
Arrow Buyer, Inc. - Delayed Draw	5.5	7.6
Artisan Bidco, Inc. - Revolver	5.7	5.7
ASG II, LLC - Delayed Draw	—	3.4
Avalara, Inc. - Revolver	3.9	3.9
Axonify, Inc. - Delayed Draw	2.1	3.4
Azurite Intermediate Holdings, Inc. - Delayed Draw, Revolver & Equity	16.3	—
Babylon Finco Limited - Delayed Draw	0.3	—
Banyan Software Holdings, LLC - Delayed Draw	18.5	10.0
Bayshore Intermediate #2, L.P. - Revolver	2.4	1.9
BCTO Ace Purchaser, Inc. - Delayed Draw	0.2	0.5
BCTO Bluebill Buyer, Inc. - Delayed Draw	4.1	5.1
Bear OpCo, LLC - Delayed Draw	—	1.2
Ben Nevis Midco Limited - Delayed Draw	1.7	—
BlueSnap, Inc. - Delayed Draw & Revolver	7.5	2.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	4.0	5.6
Cordance Operations, LLC - Delayed Draw & Revolver	10.3	2.0
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
Disco Parent, Inc. - Revolver	0.5	0.5
Dye & Durham Corp. - Revolver	—	1.2
EDB Parent, LLC - Delayed Draw	8.6	11.4
Edge Bidco B.V. - Delayed Draw & Revolver	1.0	1.1
Elements Finco Limited - Delayed Draw	4.0	—
Elysian Finco Ltd. - Delayed Draw & Revolver	2.5	4.7
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	8.7	8.9
EMS Linq, Inc. - Revolver	3.3	8.8
Erling Lux Bidco SARL - Delayed Draw & Revolver	10.4	3.2
ExtraHop Networks, Inc. - Delayed Draw & Revolver	6.6	9.8
ForeScout Technologies, Inc. - Delayed Draw & Revolver	0.8	3.4
Fullsteam Operations, LLC - Delayed Draw & Revolver	10.2	11.2
Galileo Parent, Inc. - Revolver	4.0	6.8
Greenshoot Bidco B.V. - Revolver	0.4	—
Heritage Environmental Services, Inc. - Revolver	1.7	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	4.4	—
Hirevue, Inc. - Revolver	6.0	6.9
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2.1
Ibis Intermediate Co. - Delayed Draw	—	6.3
IRGSE Holding Corp. - Revolver	0.9	0.9

Kangaroo Bidco AS - Delayed Draw	4.4	9.4
Kyriba Corp. - Revolver	2.5	2.5
Laramie Energy, LLC - Delayed Draw	7.7	7.7
LeanTaaS Holdings, Inc. - Delayed Draw	23.1	38.0
Lucidworks, Inc. - Delayed Draw	—	0.8
Marcura Equities LTD - Delayed Draw & Revolver	11.7	11.7
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	15.7	—
Netwrix Corp. - Delayed Draw & Revolver	2.9	13.1
OutSystems Luxco SARL - Delayed Draw	2.1	2.2
Passport Labs, Inc. - Revolver	—	2.8
PDI TA Holdings, Inc. - Delayed Draw & Revolver	5.4	—
Ping Identity Holding Corp. - Revolver	2.3	2.3
PrimeRevenue, Inc. - Revolver	6.3	6.3
Project44, Inc. - Delayed Draw	19.9	19.9
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	4.6	6.3
ReliaQuest Holdings, LLC - Delayed Draw & Equity	0.8	4.4
Scorpio Bidco - Delayed Draw	0.5	—
SkyLark UK DebtCo Limited - Delayed Draw	7.0	7.1
SL Buyer Corp. - Delayed Draw	12.1	13.2
Sport Alliance GmbH - Revolver	0.7	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	4.7	11.0
TRP Assets, LLC - Delayed Draw	1.0	1.0
Truck-Lite Co., LLC - Delayed Draw & Revolver	8.6	—
USA Debusk LLC - Delayed Draw & Revolver	3.2	—
Wrangler TopCo, LLC - Revolver	0.4	0.4
Total Portfolio Company Commitments (1)(2)	$327.6	$316.1

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

Other Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2024 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$487.5	$—	$—	$487.5	$—
2024 Notes	347.5	347.5	—	—	—
2026 Notes	300.0	—	300.0	—	—
2028 Notes	300.0	—	—	300.0	—
2029 Notes	350.0	—	—	350.0	—
Total Contractual Obligations	$1,785.0	$347.5	$300.0	$1,137.5	$—

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

As of June 30, 2024, 99.6% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$93.6	$53.6	$40.0
Up 200 basis points	$62.4	$35.7	$26.7
Up 100 basis points	$31.2	$17.9	$13.3
Down 25 basis points	$(7.8)	$(4.5)	$(3.3)
Down 50 basis points	$(15.6)	$(8.9)	$(6.7)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

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

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIXTH STREET SPECIALTY LENDING, INC.

Date: July 31, 2024	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(principal executive officer)

Date: July 31, 2024	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(principal financial officer)