Form 10-Q
period 2024-09-30
Sixth Street Specialty Lending, Inc.
filed 2024-11-05
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at November 5, 2024 was 93,317,621.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,345,221 and $3,172,853, respectively)	$3,375,851	$3,223,152
Controlled, affiliated investments (amortized cost of $85,869 and $78,159, respectively)	65,224	59,913
Total investments at fair value (amortized cost of $3,431,090 and $3,251,012, respectively)	3,441,075	3,283,065
Cash and cash equivalents (restricted cash of $23,197 and $23,979, respectively)	29,727	25,196
Interest receivable	34,756	27,969
Prepaid expenses and other assets	24,306	7,578
Total Assets	$3,529,864	$3,343,808
Liabilities
Debt (net of deferred financing costs of $25,481 and $21,930, respectively)	$1,870,445	$1,780,307
Management fees payable to affiliate	12,699	11,962
Incentive fees on net investment income payable to affiliate	11,175	11,451
Incentive fees on net capital gains accrued to affiliate	6,022	10,446
Other payables to affiliate	5,619	2,802
Other liabilities	26,723	30,465
Total Liabilities	1,932,683	1,847,433
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 93,981,871 and 88,493,749 shares issued, respectively; and 93,317,621 and 87,829,499 shares outstanding, respectively	940	885
Additional paid-in capital	1,516,201	1,405,173
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	90,499	100,776
Total Net Assets	1,597,181	1,496,375
Total Liabilities and Net Assets	$3,529,864	$3,343,808
Net Asset Value Per Share	$17.12	$17.04

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$103,363	$102,078	$308,478	$286,733
Paid-in-kind interest income	6,218	5,162	23,761	12,809
Dividend income	3,251	798	5,847	2,204
Other income	3,951	4,366	13,737	11,197
Total investment income from non-controlled, non-affiliated investments	116,783	112,404	351,823	312,943
Investment income from controlled, affiliated investments:
Interest from investments	2,438	2,029	6,989	5,599
Other income	2	2	10	4
Total investment income from controlled, affiliated investments	2,440	2,031	6,999	5,603
Total Investment Income	119,223	114,435	358,822	318,546
Expenses
Interest	38,492	35,042	116,759	95,971
Management fees	13,029	11,928	38,390	34,071
Incentive fees on net investment income	11,175	11,151	33,517	31,139
Incentive fees on net capital gains	(2,245)	2,577	(4,424)	5,083
Professional fees	1,911	1,921	5,776	5,427
Directors’ fees	215	215	643	571
Other general and administrative	1,352	1,413	3,979	3,615
Total expenses	63,929	64,247	194,640	175,877
Management and incentive fees waived (Note 3)	(330)	(267)	(1,024)	(822)
Net Expenses	63,599	63,980	193,616	175,055
Net Investment Income Before Income Taxes	55,624	50,455	165,206	143,491
Income taxes, including excise taxes	698	461	2,774	1,777
Net Investment Income	54,926	49,994	162,432	141,714
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(2,502)	13,067	(19,669)	32,483
Controlled, affiliated investments	(19)	(8,797)	(2,399)	(17,783)
Translation of other assets and liabilities in foreign currencies	(10,305)	5,470	(7,220)	2,466
Interest rate swaps	—	—	—	174
Income tax provision	(1,456)	—	(1,456)	—
Total net change in unrealized gains (losses)	(14,282)	9,740	(30,744)	17,340
Realized gains (losses):
Non-controlled, non-affiliated investments	83	5,332	3,947	11,768
Foreign currency transactions	(72)	(246)	(60)	40
Total net realized gains (losses)	11	5,086	3,887	11,808
Total Net Unrealized and Realized Gains (Losses)	(14,271)	14,826	(26,857)	29,148
Increase (Decrease) in Net Assets Resulting from Operations	$40,655	$64,820	$135,575	$170,862
Earnings per common share—basic and diluted	$0.44	$0.74	$1.48	$2.03
Weighted average shares of common stock outstanding—basic and diluted	93,024,154	87,251,340	91,602,160	84,313,169

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2024

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($40,235 par, due 2/2031)	2/13/2024	SOFR + 5.75%	10.86%	$39,828	$40,123	2.5%
	First-lien revolving loan ($44 par, due 2/2031)	2/13/2024	SOFR + 5.75%	10.85%	5	33	0.0%
					39,833	40,156	2.5%
Business Services
Alpha Midco, Inc. (3)(5)	First-lien loan ($69,632 par, due 8/2028)	8/15/2019	SOFR + 6.88%	11.48%	69,271	69,807	4.4%
Artisan Bidco, Inc.(3)	First-lien loan ($37,825 par, due 11/2029)	11/7/2023	SOFR + 7.00%	12.12%	37,053	37,825	2.4%
	First-lien loan (EUR 17,602 par, due 11/2029)	11/7/2023	E + 7.00%	10.54%	18,577	19,645 (EUR 17,602)	1.2%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($32,063 par, due 3/2031)	3/19/2024	SOFR + 6.50%	11.35%	31,424	31,706	2.0%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($35,086 par, due 10/2030)	4/18/2023	SOFR + 9.00%	14.28% PIK	34,290	35,788	2.2%
Crewline Buyer, Inc.(3)	First-lien loan ($56,324 par, due 11/2030)	11/8/2023	SOFR + 6.75%	11.35%	54,901	56,169	3.5%
Dye & Durham Corp. (3)(4)(9)	First-lien loan ($957 par, due 4/2031)	4/4/2024	SOFR + 4.35%	8.95%	943	961	0.1%
Elements Finco Limited (3)(4)	First-lien loan ($4,069 par, due 4/2031)	4/29/2024	SOFR + 4.75%	9.60%	4,044	4,059	0.3%
	First-lien loan (GBP 7,095 par, due 4/2031)	4/29/2024	S + 5.00%	9.97%	8,782	9,482 (GBP 7,069)	0.6%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($72,593 par, due 7/2027)	7/22/2021	SOFR + 7.60%	12.45%	71,788	72,409	4.5%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,611 par, due 5/2030)	5/24/2024	SOFR + 5.00%	10.07%	5,553	5,563	0.3%
Galileo Parent, Inc. (3)	First-lien loan ($64,255 par, due 5/2030)	5/3/2023	SOFR + 7.25%	11.85%	62,594	64,897	4.1%
	First-lien revolving loan ($6,923 par, due 5/2030)	5/3/2023	SOFR + 7.25%	11.87%	6,692	7,024	0.4%
Lynx BidCo (3)(4)	First-lien loan ($1,400 par, due 7/2031)	7/5/2024	SOFR + 7.11%	12.42% (incl. 5.61% PIK)	1,362	1,360	0.1%
	First-lien loan (EUR 589 par, due 7/2031)	7/5/2024	E + 7.11%	10.81% (incl. 5.61% PIK)	623	645 (EUR 578)	0.0%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($327 par, due 5/2029)	5/2/2022	SOFR + 4.50%	9.85%	327	290	0.0%
Netwrix Corp. (3)	First-lien loan ($46,126 par, due 6/2029)	6/9/2022	SOFR + 5.50%	10.56%	45,618	46,126	2.9%
OutSystems Luxco SARL(3)(4)(5)	First-lien loan (EUR 3,004 par, due 12/2028)	12/8/2022	E + 5.75%	9.13%	3,116	3,408 (EUR 3,054)	0.2%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.69%	965	1,016 (EUR 910)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($6,916 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.87%	6,801	6,848	0.4%
	First-lien revolving loan ($472 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.97%	460	465	0.0%
Wrangler TopCo, LLC (3)	First-lien loan ($5,498 par, due 9/2029)	7/7/2023	SOFR + 6.00%	10.92%	5,378	5,567	0.3%
					470,562	481,060	30.0%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 7.00%	10.64%	6,899	8,286 (EUR 7,425)	0.6%
	First-lien loan (GBP 15,192 par, due 9/2028)	9/6/2022	S + 7.00%	11.95%	17,427	20,633 (GBP 15,382)	1.3%
	First-lien revolving loan (GBP 312 par, due 9/2028)	9/6/2022	S + 7.00%	11.95%	378	423 (GBP 316)	0.0%
	First-lien loan (NOK 7,426 par, due 9/2028)	9/6/2022	N + 7.00%	11.77%	710	714 (NOK 7,520)	0.0%
					25,414	30,056	1.9%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 5.75%	9.55%	34,896	36,722 (EUR 32,904)	2.3%
Babylon Finco Limited (3)(4)	First-lien loan ($1,557 par, due 1/2031)	1/26/2024	SOFR + 6.25%	11.53%	1,510	1,534	0.0%
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($39,486 par, due 10/2026)	1/27/2023	SOFR + 7.35%	12.20%	38,763	40,275	2.5%
	First-lien loan ($6,478 par, due 10/2026)	1/26/2024	SOFR + 6.25%	11.12%	6,266	6,428	0.4%
Celtra Technologies, Inc. (3)(5)	First-lien loan ($26,612 par, due 11/2026)	11/19/2021	SOFR + 5.75%	11.00%	26,203	26,612	1.7%
					107,638	111,571	6.9%
Education
Astra Acquisition Corp. (3)(14)	Second-lien loan ($40,302 par, due 10/2029)	10/22/2021	SOFR + 9.14%	13.74%	39,703	12,796	0.8%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($59,100 par, due 6/2026)	6/8/2021	SOFR + 5.60%	10.45%	58,614	58,952	3.7%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.41%	55,533	55,232	3.5%
	First-lien revolving loan ($3,338 par, due 12/2027)	12/22/2021	SOFR + 6.35%	11.41%	3,243	3,184	0.2%
Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 7.00%	12.29%	29,769	31,237	2.0%

					186,862	161,401	10.2%
Electronics
Saphire Borrower Buyer, Inc. (3)	First-lien loan ($26,757 par, due 9/2031)	9/30/2024	SOFR + 5.00%	9.25%	26,457	26,457	1.7%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	9.10%	758	822 (EUR 737)	0.1%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($29,606 par, due 7/2029)	7/20/2023	SOFR + 6.25%	11.50%	28,714	29,606	1.9%
BlueSnap, Inc. (3)(5)	First-lien loan ($43,973 par, due 8/2025)	10/25/2019	SOFR + 9.15%	13.75%	43,742	43,625	2.7%
BTRS Holdings, Inc.(3)	First-lien loan ($48,503 par, due 12/2028)	12/16/2022	SOFR + 8.00%	12.86%	47,552	48,988	3.1%
	First-lien revolving loan ($1,807 par, due 12/2028)	12/16/2022	SOFR + 7.25%	12.31%	1,706	1,855	0.1%
CLGF Holdco 2, LLC(3)(4)	First-lien loan ($3,916 par, due 11/2027)	11/7/2023	SOFR + 8.50%	13.10%	3,856	3,926	0.2%
	Second-lien loan ($3,357 par, due 11/2028)	11/7/2023	SOFR + 12.00%	16.60%	3,141	3,373	0.2%
Fullsteam Operations, LLC(3)	First-lien loan ($38,680 par, due 11/2029)	11/27/2023	SOFR + 8.40%	13.46%	37,569	38,872	2.4%
GreenShoot BidCo B.V (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	9.27%	5,409	5,623 (EUR 5,038)	0.4%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,189 par, due 5/2027)	5/28/2021	SOFR + 4.65%	9.71%	1,155	1,192	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($17,688 par, due 5/2028)	5/28/2021	SOFR + 8.40%	13.46% PIK	17,500	17,821	1.1%
Kyriba Corp. (3)	First-lien loan ($38,077 par, due 4/2028)	12/21/2023	SOFR + 8.50%	13.10% (incl.8.50% PIK)	37,438	38,888	2.4%
	First-lien loan (EUR 11,672 par, due 4/2028)	12/21/2023	E + 8.50%	11.85% (incl.8.50% PIK)	12,622	13,288 (EUR 11,906)	0.8%
Passport Labs, Inc.	First-lien loan ($24,995, par, due 4/2026) (3)	4/28/2021	SOFR + 8.40%	13.46%	24,900	24,995	1.6%
	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	1,577	0.1%
Ping Identity Holding Corp. (3)	First-lien loan ($22,727 par, due 10/2029)	10/17/2022	SOFR + 6.75%	11.35%	22,276	22,955	1.4%
TradingScreen, Inc. (3)(5)	First-lien loan ($49,823 par, due 4/2027)	4/30/2021	SOFR + 6.35%	11.60%	49,096	49,698	3.1%
Volante Technologies, Inc.	First-lien loan ($2,948 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	2,924	3,021	0.2%
					341,444	350,125	21.9%
Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($69,324 par, due 11/2027) (5)	11/23/2020	SOFR + 7.45%	12.51%	68,595	70,364	4.4%
	Second-lien loan ($6,338 par, due 1/2030)	1/23/2023	SOFR + 10.70%	15.98% PIK	6,224	6,480	0.4%
Edge Bidco B.V. (3)(4)(5)	First-lien loan (EUR 5,947 par, due 2/2029)	2/24/2023	E + 6.75%	10.10%	6,210	6,772 (EUR 6,068)	0.4%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	11.86%	68,454	69,753	4.4%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($18,179 par, due 3/2029)	3/24/2023	SOFR + 6.25%	11.16%	17,714	18,368	1.1%
SL Buyer Corp. (3)(5)	First-lien loan ($32,759 par, due 7/2029)	7/7/2023	SOFR + 7.75%	13.00%	31,559	32,562	2.0%
					198,756	204,299	12.7%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	11.65%	63,920	65,000	4.1%
Equinox Holdings, Inc.	First-lien loan ($49,073 par, due 3/2029)(3)	3/8/2024	SOFR + 8.25%	12.85% (incl. 4.13% PIK)	48,396	48,950	3.1%
	Second-lien loan ($2,256 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,203	2,296	0.1%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2025)	12/21/2018	SOFR + 9.65%	14.26%	28,594	30,034	1.9%
	First-lien revolving loan ($35,332 par, due 6/2025)	12/21/2018	SOFR + 9.65%	14.65%	35,332	35,062	2.2%
Sports Alliance GmbH (3)(4)	First-lien loan (EUR 4,448 par, due 4/2030)	4/10/2024	E + 7.25%	10.74% (incl. 3.88% PIK)	4,659	4,880 (EUR 4,372)	0.3%
					183,104	186,222	11.7%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($43,702 par, due 5/2027)	5/5/2021	SOFR + 7.65%	12.89%	43,225	43,928	2.7%
bswift, LLC (3)(5)	First-lien loan ($44,022 par, due 11/2028)	11/7/2022	SOFR + 6.38%	11.68%	43,081	44,573	2.8%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($21,289 par, due 1/2028)	1/31/2021	SOFR + 6.65%	11.55%	20,987	21,662	1.4%
	First-lien revolving loan (GBP 812 par, due 1/2028)	1/31/2021	S + 5.00%	9.95%	1,048	1,072 (GBP 799)	0.1%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 50,000 par, due 12/2026)	12/6/2021	B + 6.25%	10.73%	34,932	34,688 (AUD 50,000)	2.2%
HireVue, Inc.(3)	First-lien loan ($53,707 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.50%	52,412	54,378	3.4%

	First-lien revolving loan ($2,804 par, due 5/2029)	5/3/2023	SOFR + 7.25%	12.38%	2,651	2,890	0.2%
Madcap Software, Inc.(3)(5)	First-lien loan ($32,256 par, due 12/2026)	12/15/2023	SOFR + 6.10%	10.35%	31,687	31,934	2.0%
PageUp People, Ltd. (3)(4)(5)	First-lien loan (AUD 11,851 par, due 12/2025)	1/11/2018	B + 5.00%	9.36%	8,967	8,222 (AUD 11,851)	0.5%
	First-lien loan (GBP 2,737 par, due 12/2025)	10/28/2021	S + 5.03%	9.98%	3,772	3,672 (GBP 2,737)	0.2%
	First-lien loan ($9,514 par, due 12/2025)	10/28/2021	SOFR + 5.10%	9.95%	9,509	9,514	0.6%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($70,648 par, due 5/2027)	5/3/2019	SOFR + 5.85%	10.45%	70,352	71,178	4.5%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($34,112 par, due 12/2026)	12/17/2021	SOFR + 7.15%	12.05%	33,565	34,112	2.1%
					356,188	361,823	22.7%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($4,545 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.56%	4,452	4,595	0.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($35,032 par, due 7/2030)	6/30/2023	SOFR + 5.75%	10.35%	34,211	35,235	2.2%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($39,636 par, due 10/2028)	10/1/2021	SOFR + 7.85%	13.13% PIK	39,169	39,636	2.5%
Coupa Holdings, LLC (3)	First-lien loan ($43,083 par, due 2/2030)	2/27/2023	SOFR + 5.50%	10.75%	42,160	43,831	2.7%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($59,049 par, due 6/2028)	6/17/2022	SOFR + 5.75%	10.81%	58,176	59,197	3.7%
EDB Parent, LLC (3)(5)	First-lien loan ($68,123 par, due 7/2028)	7/7/2022	SOFR + 6.75%	11.81%	67,038	67,612	4.2%
Higher Logic, LLC (3)(5)	First-lien loan ($50,775 par, due 1/2025)	6/18/2018	SOFR + 6.75%	11.35%	50,726	51,027	3.2%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 79,513 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	9.92% (incl. 3.50% PIK)	7,486	7,771 (SEK 78,777)	0.5%
	First-lien loan (EUR 2,450 par, due 2/2031)	2/20/2024	E + 6.50%	9.87% (incl. 3.50% PIK)	2,577	2,714 (EUR 2,432)	0.2%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($54,116 par, due 7/2028)	7/12/2022	SOFR + 7.50%	12.10%	53,301	54,252	3.4%
Lithium Technologies, LLC (3)(14)	First-lien loan ($61,483 par, due 1/2025)	10/3/2017	SOFR + 9.00%	14.26% (incl. 4.50% PIK)	61,483	31,356	2.0%
Lucidworks, Inc. (3)(5)	First-lien loan ($9,345 par, due 2/2027)	2/11/2022	SOFR + 7.50%	12.35% (incl. 3.50% PIK)	9,345	9,345	0.5%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($39,286 par, due 6/2029)	6/20/2024	SOFR + 7.50%	12.42%	37,999	38,186	2.4%
Piano Software, Inc. (3)(5)	First-lien loan ($53,804 par, due 2/2026)	2/25/2021	SOFR + 7.85%	12.70%	53,403	53,804	3.4%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($36,833 par, due 10/2028)	10/31/2022	SOFR + 6.75%	12.00%	35,623	37,570	2.4%
					552,697	531,536	33.3%
Manufacturing
Aptean, Inc. (3)	First-lien loan ($8,260 par, due 1/2031)	1/30/2024	SOFR + 5.25%	10.10%	8,172	8,235	0.5%
ASP Unifrax Holdings, Inc. (9)	First lien loan ($3,408 par, due 9/2029)(3)	9/30/2024	SOFR + 7.75%	12.35% (incl. 4.75% PIK)	3,331	3,417	0.2%
	Second-lien note ($1,993 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,488	1,355	0.1%
Avalara, Inc. (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 6.25%	10.85%	37,848	39,168	2.5%
Heritage Environmental Services, Inc. (3)	First-lien loan ($12,315 par, due 1/2031)	1/31/2024	SOFR + 5.50%	10.75%	12,250	12,421	0.8%
	First-lien loan ($1,329 par, due 1/2031)	1/31/2024	SOFR + 5.00%	9.64%	1,322	1,329	0.1%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($16,340 par, due 9/2030)	9/7/2023	SOFR + 5.75%	10.35%	15,938	16,421	1.0%
	First-lien loan (EUR 4,851 par, due 9/2030)	9/7/2023	E + 5.75%	9.10%	5,066	5,441 (EUR 4,875)	0.3%
	First-lien loan (GBP 16,640 par, due 9/2030)	9/7/2023	S + 5.75%	10.76%	20,092	22,468 (GBP 16,750)	1.4%
Varinem German BidCo GMBH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 6.00%	9.67%	13,677	14,079 (EUR 12,615)	0.9%
					119,184	124,334	7.8%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($15,500 par, due 4/2027)	4/25/2022	SOFR + 6.50%	11.70%	15,261	15,461	1.0%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.95%	26,991	27,659	1.7%
Mach Natural Resources LP(3)(4)	First-lien loan ($4,750 par, due 12/2026)	12/28/2023	SOFR + 6.65%	11.25%	4,677	4,750	0.3%
Murchison Oil and Gas, LLC (3)	First-lien loan ($20,381 par, due 6/2026)	6/30/2022	SOFR + 8.40%	13.13%	20,158	20,840	1.3%
TRP Assets, LLC (3)	First-lien loan ($65,000 par, due 12/2025)	12/3/2021	SOFR + 7.76%	12.37%	64,610	66,300	4.2%
					116,436	119,549	7.5%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($39,635 par, due 3/2026)	3/31/2021	SOFR + 6.35%	11.20%	39,291	39,635	2.5%

Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	9.60%	2,668	2,769 (EUR 2,481)	0.2%
					41,959	42,404	2.7%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($19,737 par, due 5/2030)	5/13/2024	SOFR + 5.75%	10.35%	19,737	19,862	1.2%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($31,838 par, due 8/2031)	8/7/2024	15.00%	15.00%	31,530	31,838	2.0%
					51,267	51,700	3.2%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 667 par, due 8/2030)	8/9/2024	S + 6.25%	11.20% (3.00% PIK)	824	871 (GBP 649)	0.1%
Retail and Consumer Products
Acosta (3)(9)	First-lien loan ($13,000 par, due 8/2031)	8/20/2024	SOFR + 5.60%	10.73%	12,741	12,740	0.8%
American Achievement, Corp. (3)(14)	First-lien loan ($26,911 par, due 9/2026)	9/30/2015	SOFR + 7.35%	12.55% (12.05% PIK)	26,087	20,587	1.3%
	First-lien loan ($1,344 par, due 9/2026)	6/10/2021	SOFR + 15.10%	20.3% (19.80% PIK)	1,344	101	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	6.48% PIK	545	71	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($9,793 par, due 8/2027)	9/2/2022	SOFR + 9.90%	14.75%	9,631	9,009	0.6%
	Roll Up DIP term loan ($24,820 par)	4/24/2023	SOFR + 7.90%	12.75% PIK	24,820	22,835	1.4%
	Super-Priority DIP term loan ($4,101 par)	4/24/2023	SOFR + 7.90%	12.75%	4,101	3,773	0.2%
Belk, Inc. (3)	First-lien loan ($50,000 par, due 7/2029)	7/22/2024	SOFR + 7.00%	12.28%	49,233	49,375	3.1%
Cordance Operations, LLC (3)	First-lien loan ($56,014 par, due 7/2028)	7/25/2022	SOFR + 9.25%	13.55%	55,073	56,448	3.5%
Neuintel, LLC (3)(5)	First-lien loan ($55,177 par, due 12/2026)	12/20/2021	SOFR + 7.60%	12.45%	54,598	55,315	3.5%
PDI TA Holdings, Inc. (3)	First-lien loan ($16,092 par, due 2/2031)	2/1/2024	SOFR + 5.25%	10.46%	15,813	16,092	1.0%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 4,495 par, due 7/2029)	7/11/2023	E + 6.25%	9.96%	4,707	5,090 (EUR 4,561)	0.3%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($66,249 par, due 12/2027)	12/1/2021	SOFR + 6.90%	12.06%	65,663	65,918	4.1%
	First-lien revolving loan ($2,346 par, due 12/2027)	12/1/2021	SOFR + 6.85%	12.01%	2,297	2,327	0.1%
					326,653	319,681	19.9%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($3,635 par, due 3/2028)	3/26/2024	SOFR + 5.50%	10.42%	3,578	3,597	0.2%
Marcura Equities LTD (3)(4)	First-lien loan ($32,007 par, due 8/2029)	8/11/2023	SOFR + 7.00%	11.60%	31,126	32,112	2.0%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.00%	11.60%	1,599	1,675	0.1%
Project44, Inc. (3)(5)	First-lien loan ($35,007 par, due 11/2027)	11/12/2021	SOFR + 6.40%	11.52%	34,212	35,007	2.2%
Shiftmove GMBH (3)(4)(5)	First-lien loan (EUR 31,875 par, due 9/2030)	9/30/2024	E + 6.00%	9.35%	34,444	34,444 (EUR 30,863)	2.2%
					104,959	106,835	6.7%
Total Debt Investments					3,269,950	3,270,136	204.7%

Equity and Other Investments
Automotive
Clarience Technologies, LLC (11)(12)	Class A Units (333 units)	2/12/2024			820	814	0.1%
Business Services
Artisan Topco LP(11)(12)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	1,773	0.1%
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	1,492 (CAD 2,015)	0.1%
Insight Hideaway Aggregator, L.P. (11)(12)	Partnership Interest (329,861 units)	3/19/2024			3,299	3,299	0.3%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,247	3,751	0.3%
Newark FP Co-Invest, L.P.(11)(12)	Partnership (2,527,719 units)	11/8/2023			2,532	2,292	0.1%
ReliaQuest, LLC (13)	Class A-1 Units (637,713 units) (11)	11/23/2021			1,120	1,658	0.1%
	Class A-2 Units (2,989 units) (11)	6/21/2022			6	9	0.0%
	Class A-3 Units (16,957 units) (11)(12)	11/10/2023			36	53	0.0%
	Series A Preferred Stock (1,667 units) (3)(12)	12/20/2023	SOFR + 12.00%	16.59% PIK	1,738	1,875	0.1%
	Warrants (90,634 warrants) (11)(12)	12/20/2023			102	126	0.0%
Sprinklr, Inc. (10)(11)	Common Shares (283,499 shares)	6/24/2021			2,445	2,191	0.1%
Warrior TopCo LP (11)	Class A Units (423,729 units)	7/7/2023			424	552	0.0%
					22,975	19,071	1.2%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%

IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021	1,816	1,458	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021	2,925	1,565	0.1%
	Series C Warrants (280,000 warrants)	2/28/2020	183	—	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021	—	—	0.0%
			6,174	4,273	0.3%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022	3,255	—	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021	5,522	3,548	0.2%
RMCF IV CIV XXXV, LP. (11)	Partnership Interest (11.94% ownership)	6/8/2021	1,000	1,550	0.1%
			9,777	5,098	0.3%
Financial Services
AF Eagle Parent, L.P.(11)(12)	Partnership (121,329 units)	11/27/2023	4,091	4,091	0.3%
CLGF Holdings, L.P.(4)(11)(12)	Warrants (334,682 warrants)	11/7/2023	183	311	0.0%
Newport Parent Holdings, L.P.	Class A-2 Units (131,569 units)	12/10/2020	4,177	15,486	1.0%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015	6	5	0.0%
Passport Labs, Inc. (11)	Warrants (17,534 warrants)	4/28/2021	192	—	0.0%
TradingScreen, Inc. (11)(13)	Class A Units (600,000 units)	5/14/2021	600	600	0.0%
			9,249	20,493	1.3%
Healthcare
Caris Life Sciences, Inc. (11)	Series C Preferred Shares (1,915,114 shares)	10/13/2020	3,500	6,536	0.4%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021	10,050	10,829	0.7%
	Warrants (633,376 warrants)	9/21/2018	191	1,141	0.1%
	Warrants (569,991 warrants)	4/2/2020	250	843	0.1%
Merative Topco L.P. (11)	Class A-1 Units (989,691 units)	6/30/2022	9,897	9,600	0.5%
Raptor US Buyer II Corp.	Ordinary Shares (20,268 shares)	3/24/2023	2,033	2,033	0.1%
			25,921	30,982	1.9%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(11)	Class A Units (33,790,171 units)	12/21/2018	21,842	84	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018	100	43	0.0%
			21,942	127	0.0%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021	3,780	4,848	0.3%
bswift, LLC (11)	Class A-1 Units (2,393,509 units)	11/7/2022	2,393	4,380	0.3%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020	1,347	2,115	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022	2,134	2,893 (AUD 4,170)	0.2%
			9,654	14,236	0.9%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021	8,837	10,516	0.7%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021	3,494	4,158	0.3%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019	800	748	0.0%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021	3,000	3,000	0.2%
	Series C-2 Preferred Shares (27,588 shares)	11/18/2022	198	198	0.0%
SMA Technologies Holdings, LLC (11)	Class A Units (1,300 units)	11/21/2022	1,300	1,589	0.1%
	Class B Units (923,250 units)	11/21/2022	—	—	0.0%
			17,629	20,209	1.3%
Marketing Services
Validity, Inc. (11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	9,984	0.6%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)	Preferred Units (13,355 units)	6/30/2022	13,355	15,559	1.0%
TRP Assets, LLC (11)(13)	Partnership Interest (1.89% ownership)	8/25/2022	8,784	12,517	0.8%
			22,139	28,076	1.8%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	Warrants (14,256 warrants)	8/5/2020	1,029	—	0.0%

Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021	—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (996,958 Certificates)	1/30/2021	2,148	11,914	0.7%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/20/2021	3,000	585	0.0%
			5,148	12,549	0.7%
Structured Credit

Cedar Funding CLO Ltd, Series 2018-7A (3)(4)(9)	Structured Credit ($1,000 par, due 1/2031)	7/21/2022	SOFR + 4.81%	10.09%	883	982	0.1%
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(9)	Structured Credit ($1,500 par, due 7/2034)	8/17/2022	SOFR + 6.76%	12.05%	1,500	1,433	0.1%
Voya CLO Ltd, Series 2018-3A (3)(4)(9)	Structured Credit ($2,750 par, due 10/2031)	6/22/2022	SOFR + 6.01%	11.31%	2,460	2,612	0.1%
					4,843	5,027	0.3%
Total Equity and Other Investments					161,140	170,939	10.7%
Total Investments					$3,431,090	$3,441,075	215.4%

	Interest Rate Swaps as of September 30, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)	SOFR + 2.54%	3.875%	11/1/2024	$2,500	$—	$—	$—
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.51%	11/1/2024	300,000	(1,096)	—	7,750
Interest rate swap (a)(b)(c)(d)	3.875%	SOFR + 2.72%	11/1/2024	50,000	(194)	—	1,369
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	300,000	(17,167)	—	8,944
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	6,743	—	2,063
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	5,370	—	5,370
Total Hedge Accounting Swaps				1,302,500	(6,344)	—	25,496
Cash collateral				—	29,541	—	—
Total derivatives				$1,302,500	$23,197	$—	$25,496

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 15.2% of total assets as of September 30, 2024.

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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2024 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2024

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2024	Other Income	Interest Income
IRGSE Holding Corp.	$59,913	$7,710	$—	$(2,399)	$—	$—	$65,224	$10	$6,989
Total	$59,913	$7,710	$—	$(2,399)	$—	$—	$65,224	$10	$6,989

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

(7)
As of September 30, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $3,437,407, resulting in estimated gross unrealized gains and losses of $190,093 and $197,861, respectively.
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
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $14,634, or 0.9% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of September 30, 2024.
(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $13.2 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	87,829,499	$885	664,250	$(10,459)	$1,405,173	$100,776	$1,496,375
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	52,362	52,362
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(6,969)	(6,969)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	2,125	2,125
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	4,000,000	40	—	—	81,417	—	81,457
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	292,057	3	—	—	5,921	—	5,924
Dividends declared from distributable earnings	—	—	—	—	—	(49,268)	(49,268)
Balance at March 31, 2024	92,121,556	$928	664,250	$(10,459)	$1,492,511	$99,026	$1,582,006
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	55,143	55,143
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(9,493)	(9,493)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	1,751	1,751
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	600,000	6	—	—	11,844	—	11,850
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	295,649	3	—	—	5,990	—	5,993
Dividends declared from distributable earnings	—	—	—	—	—	(48,215)	(48,215)
Balance at June 30, 2024	93,017,205	$937	664,250	$(10,459)	$1,510,345	$98,212	$1,599,035
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	54,926	54,926
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(14,282)	(14,282)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	11	11
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	300,416	3	—	—	5,856	—	5,859
Dividends declared from distributable earnings	—	—	—	—	—	(48,368)	(48,368)
Balance at September 30, 2024	93,317,621	$940	664,250	$(10,459)	$1,516,201	$90,499	$1,597,181

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	81,389,287	$821	664,250	$(10,459)	$1,294,751	$56,456	$1,341,569
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	42,937	42,937
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	4,777	4,777
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	5,238	5,238
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	362,578	3	—	—	6,245	—	6,248
Dividends declared from distributable earnings	—	—	—	—	—	(44,764)	(44,764)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(403)	403	—
Balance at March 31, 2023	81,751,865	$824	664,250	$(10,459)	$1,300,593	$65,047	$1,356,005
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	48,784	48,784
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	2,822	2,822
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	1,484	1,484
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	5,175,000	52	—	—	89,238	—	89,290
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	314,366	3	—	—	5,578	—	5,581
Dividends declared from distributable earnings	—	—	—	—	—	(43,437)	(43,437)
Balance at June 30, 2023	87,241,231	$879	664,250	$(10,459)	$1,395,409	$74,700	$1,460,529
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	49,994	49,994
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	9,740	9,740
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	5,086	5,086
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	(85)	—	(85)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	305,267	3	—	—	5,921	—	5,924
Dividends declared from distributable earnings	—	—	—	—	—	(45,366)	(45,366)
Balance at September 30, 2023	87,546,498	$882	664,250	$(10,459)	$1,401,245	$94,154	$1,485,822

(1)
The Company changed its tax year end from March 31st to December 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$135,575	$170,862
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	22,068	(14,700)
Net change in unrealized (gains) losses on foreign currency transactions	7,220	(2,466)
Net change in unrealized (gains) losses on interest rate swaps	—	(174)
Net realized (gains) losses on investments	(3,947)	(11,768)
Net realized (gains) losses on foreign currency transactions	(768)	(371)
Net amortization of discount on investments	(15,220)	(12,798)
Amortization of deferred financing costs	5,259	3,725
Amortization of discount on debt	1,246	623
Purchases and originations of investments, net	(680,031)	(634,940)
Proceeds from investments, net	60,495	41,412
Repayments on investments	479,819	318,913
Paid-in-kind interest	(23,562)	(11,667)
Changes in operating assets and liabilities:
Interest receivable	(6,588)	(3,472)
Interest receivable paid-in-kind	(199)	(1,142)
Prepaid expenses and other assets	(16,728)	(2,929)
Management fees payable to affiliate	737	1,135
Incentive fees on net investment income payable to affiliate	(276)	233
Incentive fees on net capital gains accrued to affiliate	(4,424)	5,083
Payable to affiliate	2,817	991
Other liabilities	21,741	3,530
Net Cash Provided by (Used in) Operating Activities	(14,766)	(149,920)
Cash Flows from Financing Activities
Borrowings on debt	1,107,043	1,227,844
Repayments on debt	(1,044,166)	(1,037,681)
Deferred financing costs	(8,810)	(9,402)
Proceeds from issuance of common stock, net of offering and underwriting costs	93,307	89,205
Dividends paid to stockholders	(128,077)	(115,813)
Net Cash Provided by (Used in) Financing Activities	19,297	154,153
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	4,531	4,233
Cash, cash equivalents, and restricted cash, beginning of period	25,196	25,647
Cash, Cash Equivalents, and Restricted Cash, End of Period	$29,727	$29,880
Supplemental Information:
Interest paid during the period	$116,077	$88,765
Excise and other taxes paid during the period	$2,277	$2,427
Dividends declared during the period	$145,851	$133,567

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$17,776	$17,753

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At September 30, 2024, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and nine months ended September 30, 2024, the Company recorded a net expense of $0.7 million and $2.8 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2023, the Company recorded a net expense of $0.5 million and $1.8 million, respectively, for U.S. federal excise tax and other taxes.

For the three and nine months ended September 30, 2024, the Company recorded a deferred tax expense of $1.5 million pertaining to net unrealized gains, related to eight of its investments. As of the three and nine months ended September 30, 2023, there was no recorded deferred tax expense.

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

Recent Accounting Standards and Regulatory Updates

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

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

In November 2024, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2025, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2024 the Company incurred expenses of $1.0 million and $2.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred expenses of $0.9 million and $2.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2024, Management Fees (gross of waivers) were $13.0 million and $38.4 million, respectively. For the three and nine months ended September 30, 2023, Management Fees (gross of waivers) were $11.9 million and $34.1 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. The Adviser waived Management Fees of $0.3 million and $1.0 million, respectively, for the three and nine months ended September 30, 2024 pursuant to the Leverage Waiver. For the three and nine months ended September 30, 2023, the Adviser waived Management Fees of $0.3 million and $0.8 million, respectively, pursuant to the Leverage Waiver.

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

2.
The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from the Company’s inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital losses. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. The Company accrues, but does not pay, a capital gains Incentive Fee with respect to unrealized capital gains because a capital gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014, is subject to an Incentive Fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 is subject to an Incentive Fee rate of 17.5%. In the determination of the second component of the Incentive Fee, any unrealized gains/(losses) specifically related to the foreign currency denominated borrowings of non-US dollar denominated investments is offset against any associated unrealized gains/(losses) related to foreign currency denominated investments. As of March 31, 2020, there were no remaining investments that were made prior to April 1, 2014, and as a result, the Incentive Fee rate of 17.5% is applicable to any future realized capital gains.

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

For three and nine months ended September 30, 2024, Incentive Fees were $8.9 million and $29.1 million, respectively, of which $11.2 million and $33.5 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2023, Incentive Fees were $13.7 million and $36.2 million, respectively, of which $11.2 million and $31.1 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2024, $(2.2) million and $(4.4) million, respectively, of Incentive Fees was accrued related to the reversal of Capital Gains Fees. For the three and nine months ended September 30, 2023, $2.6 million and $5.1 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2024, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

In November 2024, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2025, and may be extended subject to required approvals. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

Investments at fair value consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$3,181,271	$3,206,400	$25,129
Second-lien debt investments	52,758	26,300	(26,458)
Mezzanine debt investments	35,921	37,436	1,515
Equity and other investments	156,297	165,912	9,615
Structured credit investments	4,843	5,027	184
Total Investments	$3,431,090	$3,441,075	$9,985

	December 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,956,079	$2,996,177	$40,098
Second-lien debt investments	51,423	35,975	(15,448)
Mezzanine debt investments	38,022	39,471	1,449
Equity and other investments	152,623	155,600	2,977
Structured credit investments	52,865	55,842	2,977
Total Investments	$3,251,012	$3,283,065	$32,053

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Automotive	1.2%	1.3%
Business Services	14.5%	18.0%
Chemicals	0.9%	0.8%
Communications	3.4%	3.3%
Education	4.8%	5.3%
Electronics	0.8%	—
Financial Services	10.8%	11.1%
Healthcare	6.8%	8.9%
Hotel, Gaming and Leisure	5.4%	3.7%
Human Resource Support Services	11.0%	11.2%
Insurance	0.1%	0.1%
Internet Services	16.0%	15.1%
Manufacturing	3.6%	2.5%
Marketing Services	0.3%	0.3%
Office Products	0.4%	0.5%
Oil, Gas and Consumable Fuels	4.3%	4.7%
Other	1.4%	2.9%
Pharmaceuticals	1.5%	—
Real Estate (1)	0.0%	—
Retail and Consumer Products	9.7%	8.2%
Transportation	3.1%	2.1%
Total	100.0%	100.0%

(1)
Value sums to less than 0.1%.

The geographic composition of investments at fair value at September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
United States
Midwest	12.7%	10.7%
Northeast	22.3%	25.4%
South	20.3%	20.7%
West	31.3%	32.0%
Australia	1.7%	1.8%
Canada	2.8%	4.5%
Finland (1)	0.0%	0.0%
France	0.1%	—
Germany	1.7%	0.3%
Luxembourg	0.1%	0.1%
Netherlands	0.4%	0.1%
Norway	2.8%	1.5%
Sweden	0.3%	—
United Kingdom	3.5%	2.9%
Total	100.0%	100.0%

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

The following tables present the amounts paid and received on the Company’s interest rate swap transactions, excluding upfront fees, for the three and nine months ended September 30, 2024 and 2023:

			For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	11/1/2024	$300,000	$(6,021)	$2,906	$(3,115)	$(17,953)	$8,719	$(9,234)
Interest rate swap	11/1/2024	50,000	(1,030)	484	(546)	(3,060)	1,453	(1,607)
Interest rate swap	11/1/2024	2,500	(24)	50	26	(72)	150	78
Interest rate swap	8/1/2026	300,000	(5,759)	1,875	(3,884)	(17,108)	5,583	(11,525)
Interest rate swap	8/14/2028	300,000	(6,387)	5,213	(1,174)	(19,044)	15,637	(3,407)
Interest rate swap	3/1/2029	350,000	(6,955)	5,360	(1,595)	(19,138)	14,828	(4,310)
Total		$1,302,500	$(26,176)	$15,888	$(10,288)	$(76,375)	$46,370	$(30,005)

			For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap (1)	1/22/2023	$—	$—	$—	$—	$(663)	$431	$(232)
Interest rate swap	11/1/2024	300,000	(5,911)	2,906	(3,005)	(16,744)	8,719	(8,025)
Interest rate swap	11/1/2024	50,000	(1,011)	484	(527)	(2,859)	1,453	(1,406)
Interest rate swap	11/1/2024	2,500	(24)	49	25	(72)	140	68
Interest rate swap	8/1/2026	300,000	(5,651)	1,854	(3,797)	(15,913)	5,563	(10,350)
Interest rate swap	8/14/2028	300,000	(2,909)	2,375	(534)	(2,909)	2,375	(534)
Total		$952,500	$(15,506)	$7,668	$(7,838)	$(39,160)	$18,681	$(20,479)

(1)
As of September 30, 2023, these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

For the three and nine months ended September 30, 2024, the Company recognized $32.9 million and $25.5 million in unrealized gains, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, this amount is offset by an increase of $3.7 million and an increase of $9.1 million, respectively, for a change in the carrying value of the 2024 Notes (as defined below), an increase of $8.2 million and an increase of $8.9 million, respectively, for a change in carrying value of the 2026 Notes (as defined below), an increase of $9.3 million and an increase of $2.1 million, respectively, for a change in carrying value of the 2028 Notes (as defined below) and an increase of $11.7 million and an increase of $5.4 million, respectively, for a change in carrying value of the 2029 Notes (as defined below).

For the three and nine months ended September 30, 2023, the Company recognized no net unrealized gains or losses and $0.2 million in net unrealized gains, respectively, on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations related to the swap transactions. For the three and nine months ended September 30, 2023, the Company recognized net unrealized losses of $3.3 million and $0.9 million, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, this amount is offset by an increase of $2.5 million and an increase of $4.3 million, respectively, for a change in the carrying value of the 2024 Notes, an increase of $0.3 million and an increase of $0.9 million, respectively, for a change in carrying value of the 2026 Notes and a decrease of $(6.1) million for a change in carrying value of the 2028 Notes.

As of September 30, 2024, the swap transactions had a fair value of $(6.3) million which is netted against cash collateral on the Company’s Consolidated Balance Sheet. As of December 31, 2023, the swap transactions had a fair value of $(31.8) million which is netted against cash collateral on the Company’s Consolidated Balance Sheet.

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

As of September 30, 2024, $23.2 million of cash was pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2023, $24.0 million of cash was pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2024 and December 31, 2023:

	Fair Value Hierarchy at September 30, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$17,408	$3,188,992	$3,206,400
Second-lien debt investments	—	1,355	24,945	26,300
Mezzanine debt investments	—	—	37,436	37,436
Equity and other investments	3,688	11,914	150,310	165,912
Structured credit investments	—	5,027	—	5,027
Total investments at fair value	$3,688	$35,704	$3,401,683	$3,441,075
Interest rate swaps	—	(6,344)	—	(6,344)
Total	$3,688	$29,360	$3,401,683	$3,434,731

	Fair Value Hierarchy at December 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,391	$2,993,786	$2,996,177
Second-lien debt investments	—	—	35,975	35,975
Mezzanine debt investments	—	606	38,865	39,471
Equity and other investments	5,180	10,089	140,331	155,600
Structured credit investments	—	55,842	—	55,842
Total investments at fair value	$5,180	$68,928	$3,208,957	$3,283,065
Interest rate swaps	—	(31,840)	—	(31,840)
Total	$5,180	$37,088	$3,208,957	$3,251,225

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2024:

	As of and for the Three Months Ended
	September 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$3,074,994	$27,993	$42,282	$148,072	$3,293,341
Purchases or originations	205,012	—	—	—	205,012
Repayments / redemptions	(96,546)	(1,643)	(4,880)	—	(103,069)
Sales Proceeds	—	—	—	—	—
Paid-in-kind interest	5,702	336	1,153	79	7,270
Net change in unrealized gains (losses)	(4,540)	(1,783)	(1,161)	2,159	(5,325)
Net realized gains (losses)	(1)	—	—	—	(1)
Net amortization of discount on securities	4,371	42	42	—	4,455
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$3,188,992	$24,945	$37,436	$150,310	$3,401,683

	As of and for the Nine Months Ended
	September 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,993,786	$35,975	$38,865	$140,331	$3,208,957
Purchases or originations	655,040	2,004	—	4,151	661,195
Repayments / redemptions	(466,635)	(3,177)	(4,879)	—	(474,691)
Sales Proceeds	(9,109)	—	—	—	(9,109)
Paid-in-kind interest	19,090	905	3,331	236	23,562
Net change in unrealized gains (losses)	(15,021)	(10,878)	39	5,592	(20,268)
Net realized gains (losses)	(2,392)	—	—	—	(2,392)
Net amortization of discount on securities	14,233	116	80	—	14,429
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$3,188,992	$24,945	$37,436	$150,310	$3,401,683

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2023:

	As of and for the Three Months Ended
	September 30, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,777,390	$39,708	$40,237	$136,186	$2,993,521
Purchases or originations	176,758	—	—	1,062	177,820
Repayments / redemptions	(142,031)	—	(102)	—	(142,133)
Sale Proceeds	—	—	—	(5,380)	(5,380)
Paid-in-kind interest	3,830	207	996	—	5,033
Net change in unrealized gains (losses)	10,480	1	(2,373)	(4,371)	3,737
Net realized gains (losses)	(173)	—	—	3,366	3,193
Net amortization of discount on securities	4,792	24	9	—	4,825
Transfers within Level 3	—	—	(2,500)	2,500	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,831,046	$39,940	$36,267	$133,363	$3,040,616

	As of and for the Nine Months Ended
	September 30, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,495,959	$40,762	$10,158	$147,059	$2,693,938
Purchases or originations	594,216	4,850	29,806	3,122	631,994
Repayments / redemptions	(318,424)	—	(102)	—	(318,526)
Sale Proceeds	—	—	—	(11,188)	(11,188)
Paid-in-kind interest	10,127	401	1,139	—	11,667
Net change in unrealized gains (losses)	37,626	(6,140)	(2,270)	(17,299)	11,917
Net realized gains (losses)	(198)	—	—	8,438	8,240
Net amortization of discount on securities	11,740	67	36	—	11,843
Transfers within Level 3	—	—	(2,500)	2,500	—
Transfers into (out of) Level 3	—	—	—	731	731
Balance, End of Period	$2,831,046	$39,940	$36,267	$133,363	$3,040,616

Certain of the Company's investment positions in Copper Bidco, LLC were transferred into Level 3 from Level 2 for fair value measurement purposes during the nine months ended September 30, 2023, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2024 and 2023:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2024 on	September 30, 2023 on
	Investments Held at	Investments Held at
	September 30, 2024	September 30, 2023
First-lien debt investments	$(3,523)	$11,306
Second-lien debt investments	(1,783)	1
Mezzanine debt investments	(1,161)	411
Equity and other investments	2,159	(1,400)
Total	$(4,308)	$10,318

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2024 on	September 30, 2023 on
	Investments Held at	Investments Held at
	September 30, 2024	September 30, 2023
First-lien debt investments	$(9,926)	$40,214
Second-lien debt investments	(10,877)	(6,140)
Mezzanine debt investments	39	976
Equity and other investments	5,592	(9,947)
Total	$(15,172)	$25,103

The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2024
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$3,188,992	Income approach (1)	Discount rate	8.3% — 22.0% (13.0%)	Decrease
Second-lien debt investments	24,945	Income approach (2)	Discount rate	14.4% — 18.7% (16.0%)	Decrease
Mezzanine debt investments	37,436	Income approach (3)	Discount rate	13.0% — 22.5% (13.4%)	Decrease
Equity and other investments	150,310	Market Multiple (4)	Comparable multiple	2.0x — 20.0x (7.2x)	Increase
Total	$3,401,683

(1)
Includes $87.7 million of debt investments which were valued using an asset valuation waterfall and $60.9 million of debt investments which, due to the proximity of the transactions relative to the measurement dates, were valued using the cost of the investments.
(2)
Includes $12.8 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(4)
Includes $3.2 million of equity investments which were valued using an asset valuation waterfall, $0.4 million of equity investments using a Black-Scholes model, and $17.4 million of equity investments using discounted cash flow analysis.

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
(4)
Includes $6.4 million of equity investments which were valued using an asset valuation waterfall, $2.4 million of equity investments using a Black-Scholes model, $15.7 million of equity investments using a discounted cash flow analysis and $6.2 million of equity investments which, due to the proximity of the transactions relative to the measurement dates, were valued using the cost of the investments.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2024 and December 31, 2023, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2024 Notes	$347,500	$346,793	$347,500	$340,862
2026 Notes	300,000	286,545	300,000	273,410
2028 Notes	300,000	316,335	300,000	309,420
2029 Notes	350,000	359,363	—	—
Total	$1,297,500	$1,309,036	$947,500	$923,692
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

As of September 30, 2024, aggregate commitments under the facility were $1.7 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2024, the Company had outstanding debt denominated in Australian dollars (AUD) of 64.9 million, British pounds (GBP) of 43.5 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 78.8 million and Euro (EUR) of 149.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in Australian dollars (AUD) of 66.4 million, British pounds (GBP) of 32.3 million, Canadian dollars (CAD) of 96.8 million, and Euro (EUR) of 57.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2024 and December 31, 2023 the Company had $3.0 million and $0.2 million, respectively, of letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of September 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility.

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

2024 Notes

In November 2019, the Company issued $300.0 million aggregate principal amount of unsecured notes that matured on November 1, 2024 (the “2024 Notes”). The principal amount of the 2024 Notes was payable at maturity. The 2024 Notes bear interest at a rate of 3.875% per year, payable semi-annually commencing on May 1, 2020, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts, offering costs and original issue discount were $292.9 million. The Company used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is SOFR plus 2.54% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(1.3) million and $(10.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023 the effective hedge interest rate swaps had a fair value of $(17.2) million and $(26.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $6.7 million and $4.7 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the effective hedge interest rate swaps had a fair value of $5.4 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense related to the 2023 Notes, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$15,813	$7,963	$46,547	$18,840
Accretion of original issue discount	430	237	1,246	623
Amortization of deferred financing costs	910	555	2,666	1,469
Total Interest Expense	$17,153	$8,755	$50,459	$20,932

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. During the three and nine months ended September 30, 2024, the Company received $15.9 million and $46.4 million, respectively, and paid $26.2 million and $76.4 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. During the three and nine months ended September 30, 2023, the Company received $7.7 million and $18.7 million, respectively, and paid $15.5 million and $39.2 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2023 Notes, 2024 Notes, 2026 Notes and 2028 Notes.

As September 30, 2024, the components of the carrying value of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes and the stated interest rate were as follows:

	September 30, 2024
	2024 Notes	2026 Notes	2028 Notes	2029 Notes
Principal amount of debt	$347,500	$300,000	$300,000	$350,000
Original issue discount, net of accretion	(34)	(768)	(1,438)	(2,969)
Deferred financing costs	(89)	(1,372)	(3,345)	(4,340)
Fair value of an effective hedge	(1,290)	(17,167)	6,743	5,370
Carrying value of debt	$346,087	$280,693	$301,960	$348,061
Stated interest rate	3.88%	2.50%	6.95%	6.13%

As of December 31, 2023, the components of the carrying value of the 2024 Notes, 2026 Notes, 2028 Notes and the stated interest rate were as follow:

	December 31, 2023
	2024 Notes	2026 Notes	2028 Notes
Principal amount of debt	$347,500	$300,000	$300,000
Original issue discount, net of accretion	(335)	(1,072)	(1,675)
Deferred financing costs	(852)	(1,932)	(3,994)
Fair value of an effective hedge	(10,409)	(26,111)	4,680
Carrying value of debt	$335,904	$270,885	$299,011
Stated interest rate	3.88%	2.50%	6.95%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of September 30, 2024, the Company's swap-adjusted interest rate on the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes was SOFR plus 2.54% (on a weighted average basis), 2.17%, 2.99% and 2.44%, respectively. As of December 31, 2023, the Company's swap-adjusted interest rate on the 2024 Notes, 2026 Notes and 2028 Notes was SOFR plus 2.54% (on a weighted average basis), 2.17%, and 2.99%, respectively.

As of September 30, 2024, the Company was in compliance with the terms of the indentures governing the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. As of December 31, 2023, the Company was in compliance with the terms of the indentures governing the 2024 Notes, 2026 Notes and 2028 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 184.0% and 181.6%, respectively.

Debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,700,000	$609,980	$1,087,018	$593,644
2024 Notes	347,500	347,500	—	346,087
2026 Notes	300,000	300,000	—	280,693
2028 Notes	300,000	300,000	—	301,960
2029 Notes	350,000	350,000	—	348,061
Total Debt	$2,997,500	$1,907,480	$1,087,018	$1,870,445

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $16.3 million, $0.1 million, $2.1 million, $4.8 million and $7.3 million, respectively.
(3)
The carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented inclusive of an incremental $(1.3) million, $(17.2) million, $6.7 million and $5.4 million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, each resulting from a hedge accounting relationship.

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

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$24,779	$24,752	$76,976	$69,073
Commitment fees	1,183	803	3,273	2,070
Amortization of deferred financing costs	1,812	1,413	5,259	3,725
Accretion of original issue discount	430	237	1,246	623
Swap settlement	10,288	7,837	30,005	20,480
Total Interest Expense	$38,492	$35,042	$116,759	$95,971
Average debt outstanding (in millions)	$1,817.2	$1,730.8	$1,852.8	$1,671.8
Weighted average interest rate	7.7%	7.5%	7.7%	7.1%

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

As of September 30, 2024 and December 31, 2023, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$233	$231
Alpha Midco, Inc. - Delayed Draw & Revolver	515	470
American Achievement, Corp. - Revolver	2,403	2,403
Apellis Pharmaceuticals, Inc. - Delayed Draw	5,263	—
Aptean, Inc. - Delayed Draw & Revolver	1,721	—
Arrow Buyer, Inc. - Delayed Draw	5,479	7,644
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	33,182	—
Artisan Bidco, Inc. - Revolver	5,717	5,716
ASG II, LLC - Delayed Draw	—	3,391
Avalara, Inc. - Revolver	3,864	3,863
Axonify, Inc. - Delayed Draw	1,411	3,506
Azurite Intermediate Holdings, Inc. - Delayed Draw, Revolver & Equity	16,262	—
Babylon Finco Limited - Delayed Draw	287	—
Banyan Software Holdings, LLC - Delayed Draw	13,505	10,036
Bayshore Intermediate #2, L.P. - Revolver	2,398	1,918
BCTO Ace Purchaser, Inc. - Delayed Draw	206	461
BCTO Bluebill Buyer, Inc. - Delayed Draw	4,144	5,110
Bear OpCo, LLC - Delayed Draw	—	1,183
Ben Nevis Midco Limited - Delayed Draw	1,365	—
BlueSnap, Inc. - Delayed Draw & Revolver	6,307	2,500
BTRS Holdings, Inc. - Delayed Draw & Revolver	3,508	5,563
Cirrus (Bidco) Ltd - Delayed Draw	447	—
Cordance Operations, LLC - Delayed Draw & Revolver	8,986	1,956
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	6,809
Crewline Buyer, Inc. - Revolver & Equity	6,148	6,148
Disco Parent, Inc. - Revolver	455	455
Dye & Durham Corp. - Revolver	—	1,236
EDB Parent, LLC - Delayed Draw	6,877	11,492
Edge Bidco B.V. - Delayed Draw & Revolver	1,071	1,060
Elements Finco Limited - Delayed Draw	4,266	—
Elysian Finco Ltd. - Delayed Draw & Revolver	1,953	4,704
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	9,019	8,871
EMS Linq, Inc. - Revolver	5,446	8,784
Erling Lux Bidco SARL - Delayed Draw & Revolver	8,480	3,184
ExtraHop Networks, Inc. - Delayed Draw & Revolver	4,407	9,803
ForeScout Technologies, Inc. - Delayed Draw & Revolver	800	3,425
Fullsteam Operations, LLC - Delayed Draw & Revolver	7,229	11,246
Galileo Parent, Inc. - Revolver	3,173	6,779
Greenshoot Bidco B.V. - Revolver	438	—
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	2,521	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	1,850	—
Hirevue, Inc. - Revolver	4,083	6,887
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2,113
Ibis Intermediate Co. - Delayed Draw	—	6,338
IRGSE Holding Corp. - Revolver	668	878
Kangaroo Bidco AS - Delayed Draw	4,375	9,418
Kyriba Corp. - Revolver	2,488	2,488
Laramie Energy, LLC - Delayed Draw	—	7,683
LeanTaaS Holdings, Inc. - Delayed Draw	20,883	38,034
Lucidworks, Inc. - Delayed Draw	—	833
Lynx BidCo - Delayed Draw & Revolver	891	—
Marcura Equities LTD - Delayed Draw & Revolver	11,667	11,667
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	15,714	—
Netwrix Corp. - Delayed Draw & Revolver	2,870	13,056
OutSystems Luxco SARL - Delayed Draw	2,235	2,212
Passport Labs, Inc. - Revolver	—	2,778
PDI TA Holdings, Inc. - Delayed Draw & Revolver	5,368	—
Ping Identity Holding Corp. - Revolver	—	2,273
PrimeRevenue, Inc. - Revolver	6,250	6,250

Project44, Inc. - Delayed Draw	19,861	19,861
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	4,753	6,254
Raptor US Buyer II Corp. - Revolver	682	—
ReliaQuest Holdings, LLC - Delayed Draw & Equity	821	4,424
Sapphire Software Buyer, Inc. - Revolver	3,243	—
Scorpio Bidco - Delayed Draw	546	—
Shiftmove GmbH - Delayed Draw	14,648	—
SkyLark UK DebtCo Limited - Delayed Draw	7,440	7,071
SL Buyer Corp. - Delayed Draw	11,891	13,175
Sport Alliance GmbH - Revolver	698	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	4,555	11,043
TRP Assets, LLC - Delayed Draw	—	1,000
Truck-Lite Co., LLC - Delayed Draw & Revolver	8,699	—
USA Debusk LLC - Delayed Draw & Revolver	2,612	—
Varinem German Bidco GmbH - Delayed Draw	3,830	—
Wrangler Topco, LLC - Delayed Draw & Revolver	1,433	424
Total Portfolio Company Commitments (1)(2)	$351,349	$316,107
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

Other Commitments and Contingencies

As of September 30, 2024, the Company had an unfunded commitment of $5.0 million to a new borrower that is not a current portfolio company. As of December 31, 2023 the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2024 and 2023. All shares issued to stockholders in the tables below are newly issued shares.

	For the Nine Months Ended
	September 30, 2024
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	36,749
February 15, 2024	Base	March 15, 2024	March 28, 2024	255,308
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	34,318
May 1, 2024	Base	June 14, 2024	June 28, 2024	261,331
July 31, 2024	Supplemental	August 30, 2024	September 20, 2024	33,887
July 31, 2024	Base	September 16, 2024	September 30, 2024	266,529
Total Shares Issued				888,122

	For the Nine Months Ended
	September 30, 2023
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	61,590
February 16, 2023	Base	March 15, 2023	March 31, 2023	300,988
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	23,686
May 8, 2023	Base	June 15, 2023	June 30, 2023	290,680
August 3, 2023	Supplemental	August 31, 2023	September 20, 2023	35,504
August 3, 2023	Base	September 15, 2023	September 29, 2023	269,763
Total Shares Issued				982,211

(1)
See Note 11 for further information on base, supplemental and special dividends.

During the nine months ended September 30, 2024 and 2023, we issued 888,122 and 982,211 shares of the Company's common stock, respectively, to investors who have not opted out of the Company's dividend reinvestment plan for proceeds of $17.8 million and $17.8 million, respectively.

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

No shares were repurchased during the nine months ended September 30, 2024 and 2023.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Increase in net assets resulting from operations	$40,655	$64,820	$135,575	$170,862
Weighted average shares of common stock outstanding—basic and diluted	93,024,154	87,251,340	91,602,160	84,313,169
Earnings per common share—basic and diluted	$0.44	$0.74	$1.48	$2.03

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	$0.08
February 15, 2024	Base	March 15, 2024	March 28, 2024	0.46
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	0.06
May 1, 2024	Base	June 14, 2024	June 28, 2024	0.46
July 31, 2024	Supplemental	August 30, 2024	September 20, 2024	0.06
July 31, 2024	Base	September 16, 2024	September 30, 2024	0.46
Total Dividends Declared				$1.58

	For the Nine Months Ended
	September 30, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	$0.09
February 16, 2023	Base	March 15, 2023	March 31, 2023	0.46
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	0.04
May 8, 2023	Base	June 15, 2023	June 30, 2023	0.46
August 3, 2023	Supplemental	August 31, 2023	September 20, 2023	0.06
August 3, 2023	Base	September 15, 2023	September 29, 2023	0.46
Total Dividends Declared				$1.57

The dividends declared during the nine months ended September 30, 2024 and 2023 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2024 and 2023.

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Per Share Data (8)
Net asset value, beginning of period	$17.04	$16.48

Net investment income (1)	1.77	1.68
Net realized and unrealized gains (losses) (1)	(0.29)	0.35
Total from operations	1.48	2.03
Issuance of common stock, net of offering costs (2)	0.18	0.03
Dividends declared from net investment income (2)	(1.58)	(1.57)
Total increase/(decrease) in net assets	0.08	0.49
Net Asset Value, End of Period	$17.12	$16.97
Per share market value at end of period	$20.53	$20.44
Total return based on market value with reinvestment of dividends (3)	2.77%	23.65%
Total return based on market value (4)	2.36%	25.14%
Total return based on net asset value (5)	9.74%	12.49%
Shares Outstanding, End of Period	93,317,621	87,546,498
Ratios / Supplemental Data (6)(7)
Ratio of net expenses to average net assets	16.69%	16.71%
Ratio of net investment income to average net assets	13.81%	13.39%
Portfolio turnover	20.06%	16.12%
Net assets, end of period	$1,597,181	$1,485,822

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the nine months ended September 30, 2024 and 2023. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 16.78% and 16.79%, respectively, for the nine months ended September 30, 2024 and 2023.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company's 2024 Notes matured on November 1, 2024 and were fully repaid. The corresponding swap transaction associated with the issuance of the 2024 Notes also matured on November 1, 2024.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2024, we have originated approximately $40.4 billion aggregate principal amount of investments and retained approximately $10.5 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2024, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 95.5% of our total investments based on fair value, had weighted average annual revenue of $327.1 million and weighted average annual EBITDA of $110.6 million. As of September 30, 2024, our core portfolio companies had a median annual revenue of $149.2 million and a median annual EBITDA of $51.9 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2024, the largest investment in a single issuer based on fair value represented 2.3% of our total investment portfolio.

As of September 30, 2024, the average investment size in each of our portfolio companies was approximately $29.9 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments the average investment in our remaining portfolio companies was approximately $30.7 million as of September 30, 2024.

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

As of September 30, 2024, the largest industry represented 16.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2024, approximately 94.0% of our portfolio was invested in secured debt, including 93.2% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended September 30, 2024, the weighted average term on new investment commitments in new portfolio companies was 6.3 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2024, we had call protection on 74.1% of our debt investments based on fair value, with weighted average call prices of 107.3% for the first year, 104.1% for the second year and 101.6% for the third year, in each case from the date of the initial investment. As of September 30, 2024, 98.8% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $80 billion of assets under management as of September 30, 2024. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending, Sixth Street Lending Partners, which is aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 650 investment and operating professionals. As of September 30, 2024, sixty-nine (69) of these personnel are dedicated to direct lending, including fifty-four (54) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of September 30, 2024, 98.8% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2024, 5.2% and 6.6% respectively, of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of September 30, 2024, our portfolio based on fair value consisted of 93.2% first-lien debt investments, 0.8% second-lien investments, 1.1% mezzanine debt investments, 4.8% equity and other investments and 0.1% structured credit investments. As of December 31, 2023, our portfolio based on fair value consisted of 91.3% first-lien debt investments, 1.1% second-lien debt investments, 1.2% mezzanine debt investments, 4.7% equity and other investments and 1.7% structured credit investments.

As of September 30, 2024 and December 31, 2023, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 13.1% and 14.1%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.4% and 14.2%, respectively.

As of September 30, 2024 and December 31, 2023, we had investments in 115 portfolio companies (including 3 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) and 136 portfolio companies (including 42 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment), respectively, with an aggregate fair value of $3,441.1 million and $3,283.1 million, respectively.

For the three months ended September 30, 2024, the principal amount of new investments funded was $189.0 million in eight new portfolio companies and four existing portfolio companies. For this period, we had $90.2 million aggregate principal amount in exits and repayments.

For the three months ended September 30, 2023, the principal amount of new investments funded was $151.6 million in eight new portfolio companies and two existing portfolio companies. For this period, we had $158.9 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended September 30, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2024	September 30, 2023
New investment commitments:
Gross originations (1)	$2,502.0	$1,004.2
Less: Syndications/sell downs (1)	2,232.7	798.4
Total new investment commitments	$269.3	$205.8
Principal amount of investments funded:
First-lien	$189.0	$151.0
Second-lien	—	—
Mezzanine	—	0.2
Equity and other	—	0.4
Structured Credit	—	—
Total	$189.0	$151.6
Principal amount of investments sold or repaid:
First-lien	$84.2	$152.5
Second-lien	—	—
Mezzanine	4.9	—
Equity and other	—	3.6
Structured Credit	1.1	2.8
Total	$90.2	$158.9
Number of new investment commitments in new portfolio companies	8	8
Average new investment commitment amount in new portfolio companies	$30.2	$24.8
Weighted average term for new investment commitments in new portfolio companies (in years)	6.3	6.2
Percentage of new debt investment commitments at floating rates	75.9%	98.7%
Percentage of new debt investment commitments at fixed rates	24.1%	1.3%
Weighted average interest rate of new investment commitments	12.0%	12.9%
Weighted average spread over reference rate of new floating rate investment commitments	6.8%	7.7%
Weighted average interest rate on investments fully sold or paid down	13.0%	13.0%

(1)
Includes affiliates of Sixth Street

As of September 30, 2024 and December 31, 2023, our investments consisted of the following:

	September 30, 2024		December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$3,181.3	$3,206.4	$2,956.1	$2,996.2
Second-lien debt investments	52.8	26.3	51.4	36.0
Mezzanine debt investments	35.9	37.5	38.0	39.5
Equity and other investments	156.3	165.9	152.6	155.6
Structured credit investments	4.8	5.0	52.9	55.8
Total	$3,431.1	$3,441.1	$3,251.0	$3,283.1

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,376.2	98.1%	$3,262.4	99.4%
Non-accrual (1)	64.9	1.9	20.7	0.6
Total	$3,441.1	100.0%	$3,283.1	100.0%

	September 30, 2024		December 31, 2023
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,301.9	96.2%	$3,222.9	99.1%
Non-accrual (1)	129.2	3.8	28.1	0.9
Total	$3,431.1	100.0%	$3,251.0	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities (1)	13.1%	14.1%
Weighted average interest rate of debt and income producing securities	12.5%	13.7%
Weighted average spread over reference rate of all floating rate investments	8.0%	8.3%

(1)
Weighted average total portfolio yield at fair value was 12.3% at September 30, 2024 and 13.4% at December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2024 and December 31, 2023. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2024		December 31, 2023
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$3,198.9	93.0%	$2,939.1	89.5%
2	141.6	4.1	196.6	6.0
3	35.6	1.0	126.7	3.9
4	—	—	—	—
5	65.0	1.9	20.7	0.6
Total	$3,441.1	100.0%	$3,283.1	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total investment income	$119.2	$114.4	$358.8	$318.5
Less: Net expenses	63.6	64.0	193.6	175.0
Net investment income before income taxes	55.6	50.4	165.2	143.5
Less: Income taxes, including excise taxes	0.7	0.5	2.8	1.8
Net investment income	54.9	49.9	162.4	141.7
Net realized gains (losses) (1)	0.0	5.1	3.9	11.8
Net change in unrealized gains (losses) (1)	(14.2)	9.8	(30.7)	17.4
Net increase (decrease) in net assets resulting from operations	$40.7	$64.8	$135.6	$170.9

(1)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest from investments	$105.8	$104.1	$315.5	$292.3
Paid-in-kind interest income	6.2	5.2	23.8	12.8
Dividend income	3.3	0.8	5.8	2.2
Other income	3.9	4.3	13.7	11.2
Total investment income	$119.2	$114.4	$358.8	$318.5

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $104.1 million for the three months ended September 30, 2023 to $105.8 million for the three months ended September 30, 2024. The increase in interest from investments was primarily the result of a larger average portfolio size for the period ended September 30, 2024 compared to the same period in 2023. Paid-in-kind interest income increased from $5.2 million for the three months ended September 30, 2023 to $6.2 million for the three months ended September 30, 2024 due to increased PIK election. Dividend income increased from $0.8 million for the three months ended September 30, 2023 to $3.3 million for the three months ended September 30, 2024 due to increased investments in dividend yielding securities compared to the same period in 2023. Other income decreased from $4.3 million for the three months ended September 30, 2023 to $3.9 million for the three months ended September 30, 2024, primarily due to decreased amendment fees during the three months ended September 30, 2024 compared to the same period in 2023.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $292.3 million for the nine months ended September 30, 2023 to $315.5 million for the nine months ended September 30, 2024. The increase in interest from investments was primarily the result of a larger average portfolio size for the period ended September 30, 2024 compared to the same period in 2023. Paid-in-kind interest income increased from $12.8 million for the nine months ended September 30, 2023 to $23.8 million for the nine months ended September 30, 2024 due to increased PIK election. Dividend income increased from $2.2 million for the nine months ended September 30, 2023 to $5.8 million for the nine months ended September 30, 2024 due to increased investments in dividend yielding securities compared to the same period in 2023. Other income increased from $11.2 million for the nine months ended September 30, 2023 to $13.7 million for the nine months ended September 30, 2024, primarily due to increased arranger and miscellaneous fees during the nine months ended September 30, 2024 compared to the same period in 2023.

Expenses

Operating expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest	$38.5	$35.0	$116.8	$96.0
Management fees (net of waivers)	12.7	11.7	37.4	33.2
Incentive fees on net investment income	11.2	11.2	33.5	31.1
Incentive fees on net capital gains	(2.2)	2.6	(4.4)	5.1
Professional fees	1.9	1.9	5.8	5.4
Directors’ fees	0.2	0.2	0.6	0.6
Other general and administrative	1.3	1.4	3.9	3.6
Net Expenses	$63.6	$64.0	$193.6	$175.0

Interest

Interest expense, including other debt financing expenses, increased from $35.0 million for the three months ended September 30, 2023 to $38.5 million for the three months ended September 30, 2024. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,730.8 million for the three months ended September 30, 2023 to $1,817.2 million for the three months ended September 30, 2024. The average interest rate on our debt outstanding increased from 7.5% for the three months ended September 30, 2023 to 7.7% for the three months ended September 30, 2024.

Interest expense, including other debt financing expenses, increased from $96.0 million for the nine months ended September 30, 2023 to $116.8 million for the nine months ended September 30, 2024. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,671.8 million for the nine months ended September 30, 2023 to $1,852.8 million for the nine months ended September 30, 2024. The average interest rate on our debt outstanding increased from 7.1% for the nine months ended September 30, 2023 to 7.7% for the nine months ended September 30, 2024.

Management Fees

Management Fees (gross of waivers) increased from $11.9 million for the three months ended September 30, 2023 to $13.0 million for the three months ended September 30, 2024 due to an increase in average assets for the three months ended September 30, 2024 compared to the same period in 2023. Management Fees (net of waivers) increased from $11.7 million for the three months ended September 30, 2023 to $12.7 million for the three months ended September 30, 2024. The Adviser waived Management Fees of $0.3 million for the three months ended September 30, 2024 pursuant to the Leverage Waiver. The Adviser waived Management Fees of $0.3 million for the three months ended September 30, 2023 pursuant to the Leverage Waiver.

Management Fees (gross of waivers) increased from $34.1 million for the nine months ended September 30, 2023 to $38.4 million for the nine months ended September 30, 2024 due to an increase in average assets for the nine months ended September 30, 2024 compared to the same period in 2023. Management Fees (net of waivers) increased from $33.2 million for the nine months ended September 30, 2023 to $37.4 million for the nine months ended September 30, 2024. The Adviser waived Management Fees of $1.0 million for the nine months ended September 30, 2024 pursuant to the Leverage Waiver. The Adviser waived Management Fees of 0.8 million for the nine months ended September 30, 2023 pursuant to the Leverage Waiver.

Any waived Management Fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees related to pre-Incentive Fee net investment income were $11.2 million for the three months ended September 30, 2023 and $11.2 million for the three months ended September 30, 2024. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the three months ended September 30, 2024 or 2023. For the three months ended September 30, 2024, $(2.2) million of Incentive Fees were accrued related to the reversal of Capital Gains Fees. For the three months ended September 30, 2023, $2.6 million of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-Incentive Fee net investment income increased from $31.1 million for the nine months ended September 30, 2023 to $33.5 million for the nine months ended September 30, 2024. This increase resulted from an increase in pre-Incentive Fee net investment income for the nine months ended September 30, 2024. The Adviser did not waive any Incentive Fees related to pre-Incentive Fee net investment income for the nine months ended September 30, 2024 or 2023. For the nine months ended September 30, 2024, $(4.4) million of Incentive Fees were accrued related to the reversal of Capital Gains Fees. For the nine months ended September 30, 2023, $5.1 million of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees were $1.9 million for the three months ended September 30, 2023 and $1.9 million for the three months ended September 30, 2024. Other general and administrative expenses decreased from $1.4 million for the three months ended September 30, 2023 to $1.3 million for the three months ended September 30, 2024.

Professional fees increased from $5.4 million for the nine months ended September 30, 2023 to $5.8 million for the nine months ended September 30, 2024. Other general and administrative expenses increased from $3.6 million for the nine months ended September 30, 2023 to $3.9 million for the nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2024, we recorded a net expense of $0.7 million and $2.8 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2023, we recorded a net expense of $0.5 million and $1.8 million, respectively, for U.S. federal excise tax and other taxes.

For of the three and nine months ended September 30, 2024, we recorded a deferred tax expense of $1.5 million pertaining to net unrealized gains, related to eight of our investments. As of the three and nine months ended September 30, 2023, there was no recorded deferred tax expense.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net realized gains (losses) on investments	$0.1	$5.3	$3.9	$11.8
Net realized gains (losses) on foreign currency transactions (1)	(0.0)	(0.1)	(0.8)	0.0
Net realized gains (losses) on foreign currency investments (1)	0.0	(0.2)	(2.3)	(0.2)
Net realized gains (losses) on foreign currency borrowings	(0.1)	0.1	3.1	0.2
Net Realized Gains (Losses)	$0.0	$5.1	$3.9	$11.8

Change in unrealized gains on investments	$25.0	$24.6	$42.4	$56.3
Change in unrealized (losses) on investments	(27.4)	(20.3)	(64.4)	(41.6)
Net Change in Unrealized Gains (Losses) on Investments	$(2.4)	$4.3	$(22.0)	$14.7

Unrealized gains (losses) on foreign currency borrowings	(10.3)	5.6	(7.2)	2.8
Unrealized gains (losses) on foreign currency cash (1)	(0.0)	(0.1)	(0.0)	(0.3)
Unrealized gains (losses) on interest rate swaps	—	—	—	0.2
Income tax provision on unrealized gains (losses)	(1.5)	—	(1.5)	—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$(11.8)	$5.5	$(8.7)	$2.7

Net Change in Unrealized Gains (Losses)	$(14.2)	$9.8	$(30.7)	$17.4
(1)
Amounts round to less than $0.1 million

For the three and nine months ended September 30, 2024, we had net realized gains on investments of $0.1 million and $3.9 million, respectively, primarily driven by one investment and thirty-seven investments, respectively. For the three and nine months ended September 30, 2024, we had net realized losses of less than $0.1 million and net realized losses of $0.8 million, respectively on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2024, we had net realized gains of less than $0.1 million and net realized losses of $2.3 million, respectively, on foreign currency investments. For the three and nine months ended September 30, 2024, we had net realized losses of $0.1 million and net realized gains of $3.1 million on foreign currency borrowings. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended September 30, 2024, we had $25.0 million in unrealized gains on 68 portfolio company investments, which was offset by $27.4 million in unrealized losses on 48 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from negative portfolio company specific developments and the reversal of prior period unrealized gains due to realizations. For the nine months ended September 30, 2024, we had $42.4 million in unrealized gains on 81 portfolio company investments, which was offset by $64.4 million in unrealized losses on 82 portfolio company investments. Unrealized gains primarily resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses primarily resulted from negative portfolio company specific developments and the reversal of prior period unrealized gains due to realizations.

For the three and nine months ended September 30, 2024, we had unrealized losses on foreign currency borrowings of $10.3 million and unrealized losses of $7.2 million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR, SEK and GBP exchange rates. For the three and nine months ended September 30, 2024, we had unrealized losses on foreign currency cash of less than $0.1 million and unrealized losses of less than $0.1 million, respectively. For the three and nine months ended September 30, 2024, we had no unrealized gains or losses on interest rate swaps, respectively. For the three and nine months ended September 30, 2024, we had unrealized losses of $1.5 million and $1.5 million, respectively, related to a deferred tax expense.

For the three and nine months ended September 30, 2023, we had net realized gains on investments of $5.3 million and $11.8 million, respectively, primarily driven by two investments and three investments, respectively. For the three and nine months ended September 30, 2023, we had net realized losses of $0.1 million and net realized gains of less than $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2023, we had net realized losses of $0.2 million and $0.2 million, respectively, on foreign currency investments. For the three and nine months ended September 30, 2023, we had net realized gains of $0.1 million and $0.2 million, respectively, on foreign currency borrowings, primarily as a result of payments on our revolving credit facility.

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

For the three and nine months ended September 30, 2023, had unrealized gains on foreign currency borrowings of $5.6 million and $2.8 million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR and GBP exchange rates. For the three and nine months ended September 30, 2023, we had unrealized losses on foreign currency cash of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2023, we had no unrealized gains (losses) and $0.2 million of unrealized gains, respectively, on interest rate swaps not designated in a hedge accounting relationship, due to fluctuations in interest rates and the periodic settlement of interest rate swaps.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2024, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.2% (based on total capital invested of $7.5 billion and total proceeds from these exited investments of $9.6 billion). Ninety two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the three and nine months ended September 30, 2024, we had unrealized losses of $10.3 million and $7.2 million, respectively, and for the three and nine months ended September 30, 2023, we had unrealized gains of $5.6 million and $2.8 million, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three and nine months ended September 30, 2024 and 2023. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2024. In the determination of the second component of the Incentive Fee, any unrealized gains/(losses) specifically related to the foreign currency denominated borrowings of non-US dollar denominated investments is offset against any associated unrealized gains/(losses) related to foreign currency denominated investments. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 184.0% and 181.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2024, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2024, we had approximately $1.1 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2024, we had $29.7 million in cash and cash equivalents, including $23.2 million of restricted cash. During the nine months ended September 30, 2024, cash used in operating activities was $14.8 million, primarily attributable to funding portfolio investments of $680.0 million and other operating activity of $10.6 million which was offset by an increase in net assets resulting from operations of $135.6 million and repayments and proceeds from investments of $540.3 million. Cash provided by financing activities was $19.3 million during the period, primarily attributable to borrowings of $1,107.1 million and proceeds from the issuance of common stock $93.3 million which was offset by paydowns on our Revolving Credit Facility of $1,044.2 million, dividends paid to stockholders of $128.1 million and deferred financing costs of $8.8 million.

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

During the nine months ended September 30, 2024 and 2023, we also issued 888,122 and 982,211 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $17.8 million and $17.8 million, respectively.

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

No shares were repurchased for the three and nine months ended September 30, 2024 and 2023.

Debt

Revolving Credit Facility

In August 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of September 30, 2024, aggregate commitments under the facility were $1.7 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2024, we had outstanding debt denominated in Australian dollars (AUD) of 64.9 million, British pounds (GBP) of 43.5 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 78.8 million and Euro (EUR) of 149.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2023, the Company had outstanding debt denominated in Australian dollars (AUD) of 66.4 million, British pounds (GBP) of 32.3 million, Canadian dollars (CAD) of 96.8 million, and Euro (EUR) of 57.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75.0 million. As of September 30, 2024 and December 31, 2023 the Company had $3.0 million and $0.2 million, respectively, letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of September 30, 2024 and December 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility.

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

2024 Notes

In November 2019, the Company issued $300.0 million aggregate principal amount of unsecured notes that matured on November 1, 2024 (the “2024 Notes”). The principal amount of the 2024 Notes was payable at maturity. The 2024 Notes bear interest at a rate of 3.875% per year, payable semi-annually commencing on May 1, 2020, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts, offering costs and original issue discount were $292.9 million. The Company used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

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

In connection with the 2024 Notes offering and the reopening of the 2024 Notes, the Company entered into interest rate swaps to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the two interest rates swaps is $300.0 million and $50.0 million, respectively, each of which matures on November 1, 2024, matching the maturity date of the 2024 Notes. As a result of the swaps, the Company’s effective interest rate on the 2024 Notes is SOFR plus 2.54% (on a weighted average basis). The interest expense related to the 2024 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(1.3) million and $(10.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2024 Notes.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(17.2) million and $(26.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $6.7 million and $4.7 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the effective hedge interest rate swaps had a fair value of $5.4 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

Debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,700.0	$610.0	$1,087.0	$593.6
2024 Notes	347.5	347.5	—	346.1
2026 Notes	300.0	300.0	—	280.7
2028 Notes	300.0	300.0	—	301.9
2029 Notes	350.0	350.0	—	348.1
Total Debt	$2,997.5	$1,907.5	$1,087.0	$1,870.4

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit and asset coverage requirements
(2)
The carrying values of the Revolving Credit Facility, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $16.3 million, $0.1 million, $2.1 million, $4.8 million, and $7.3 million, respectively.
(3)
The carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes are presented inclusive of an incremental $(1.3) million, $(17.2) million, $6.7 million and $5.4 million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, each resulting from a hedge accounting relationship.

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

As of September 30, 2024 and December 31, 2023, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Alpha Midco, Inc. - Delayed Draw & Revolver	0.5	0.5
American Achievement, Corp. - Revolver	2.4	2.4
Apellis Pharmaceuticals, Inc. - Delayed Draw	5.3	—
Aptean, Inc. - Delayed Draw & Revolver	1.7	—
Arrow Buyer, Inc. - Delayed Draw	5.5	7.6
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	33.2	—
Artisan Bidco, Inc. - Revolver	5.7	5.7
ASG II, LLC - Delayed Draw	—	3.4
Avalara, Inc. - Revolver	3.9	3.9
Axonify, Inc. - Delayed Draw	1.4	3.4
Azurite Intermediate Holdings, Inc. - Delayed Draw, Revolver & Equity	16.3	—
Babylon Finco Limited - Delayed Draw	0.3	—
Banyan Software Holdings, LLC - Delayed Draw	13.5	10.0
Bayshore Intermediate #2, L.P. - Revolver	2.4	1.9
BCTO Ace Purchaser, Inc. - Delayed Draw	0.2	0.5
BCTO Bluebill Buyer, Inc. - Delayed Draw	4.1	5.1
Bear OpCo, LLC - Delayed Draw	—	1.2
Ben Nevis Midco Limited - Delayed Draw	1.4	—
BlueSnap, Inc. - Delayed Draw & Revolver	6.3	2.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	3.4	5.6
Cirrus (Bidco) Ltd - Delayed Draw	0.4	—
Cordance Operations, LLC - Delayed Draw & Revolver	9.0	2.0
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
Disco Parent, Inc. - Revolver	0.5	0.5
Dye & Durham Corp. - Revolver	—	1.2
EDB Parent, LLC - Delayed Draw	6.9	11.4
Edge Bidco B.V. - Delayed Draw & Revolver	1.1	1.1
Elements Finco Limited - Delayed Draw	4.3	—
Elysian Finco Ltd. - Delayed Draw & Revolver	2.0	4.7
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	9.0	8.9
EMS Linq, Inc. - Revolver	5.4	8.8
Erling Lux Bidco SARL - Delayed Draw & Revolver	8.5	3.2
ExtraHop Networks, Inc. - Delayed Draw & Revolver	4.4	9.8
ForeScout Technologies, Inc. - Delayed Draw & Revolver	0.8	3.4
Fullsteam Operations, LLC - Delayed Draw & Revolver	7.2	11.2
Galileo Parent, Inc. - Revolver	3.2	6.8
Greenshoot Bidco B.V. - Revolver	0.4	—
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	2.5	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	1.9	—
Hirevue, Inc. - Revolver	4.1	6.9
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2.1
Ibis Intermediate Co. - Delayed Draw	—	6.3
IRGSE Holding Corp. - Revolver	0.7	0.9
Kangaroo Bidco AS - Delayed Draw	4.4	9.4
Kyriba Corp. - Revolver	2.4	2.5
Laramie Energy, LLC - Delayed Draw	—	7.7
LeanTaaS Holdings, Inc. - Delayed Draw	20.9	38.0
Lucidworks, Inc. - Delayed Draw	—	0.8
Lynx BidCo - Delayed Draw & Revolver	0.9	—
Marcura Equities LTD - Delayed Draw & Revolver	11.7	11.7
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	15.7	—
Netwrix Corp. - Delayed Draw & Revolver	2.9	13.1
OutSystems Luxco SARL - Delayed Draw	2.2	2.2

Passport Labs, Inc. - Revolver	—	2.8
PDI TA Holdings, Inc. - Delayed Draw & Revolver	5.4	—
Ping Identity Holding Corp. - Revolver	—	2.3
PrimeRevenue, Inc. - Revolver	6.3	6.3
Project44, Inc. - Delayed Draw	19.9	19.9
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	4.8	6.3
Raptor US Buyer II Corp. - Revolver	0.7	—
ReliaQuest Holdings, LLC - Delayed Draw & Equity	0.8	4.4
Sapphire Software Buyer, Inc. - Revolver	3.2	—
Scorpio Bidco - Delayed Draw	0.5	—
Shiftmove GmbH - Delayed Draw	14.6	—
SkyLark UK DebtCo Limited - Delayed Draw	7.4	7.1
SL Buyer Corp. - Delayed Draw	11.9	13.2
Sport Alliance GmbH - Revolver	0.7	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	4.6	11.0
TRP Assets, LLC - Delayed Draw	—	1.0
Truck-Lite Co., LLC - Delayed Draw & Revolver	8.7	—
USA Debusk LLC - Delayed Draw & Revolver	2.6	—
Varinem German Bidco GmbH - Delayed Draw	3.8	—
Wrangler Topco, LLC - Delayed Draw & Revolver	1.4	0.4
Total Portfolio Company Commitments (1)(2)	$351.3	$316.1

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

Other Commitments and Contingencies

As of September 30, 2024, we had an unfunded commitment of $5.0 million to a new borrower that is not a current portfolio company. As of December 31, 2023, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2024 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$610.0	$—	$—	$610.0	$—
2024 Notes	347.5	347.5	—	—	—
2026 Notes	300.0	—	300.0	—	—
2028 Notes	300.0	—	—	300.0	—
2029 Notes	350.0	—	—	350.0	—
Total Contractual Obligations	$1,907.5	$347.5	$300.0	$1,260.0	$—

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

As of September 30, 2024, 98.8% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our consolidated balance sheet as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$95.1	$57.2	$37.9
Up 200 basis points	$63.4	$38.1	$25.3
Up 100 basis points	$31.7	$19.1	$12.6
Down 25 basis points	$(7.9)	$(4.8)	$(3.1)
Down 50 basis points	$(15.8)	$(9.5)	$(6.3)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: November 5, 2024	By:	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(principal executive officer)

Date: November 5, 2024	By:	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(principal financial officer)