Form 10-K
period 2024-12-31
Sixth Street Specialty Lending, Inc.
filed 2025-02-13
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2024, based on the closing price on that date of $21.35 on The New York Stock Exchange, was approximately $1,921,778,947. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 13, 2025 was 93,661,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2025 annual meeting of stockholders are incorporated by reference in Part III.

Auditor Firm Id:185 Auditor Name: KPMG LLP Auditor Location: New York, New York

SIXTH STREET SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2024

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

ITEM 1. BUSINESS

General

Our Company

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2024, we have originated approximately $46.2 billion aggregate principal amount of investments and retained approximately $10.9 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2024, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 95.4% of our total investments based on fair value, had weighted average annual revenue of $336.0 million and weighted average annual EBITDA of $110.2 million. As of December 31, 2024, our core portfolio companies had a median annual revenue of $146.9 million and a median annual EBITDA of $53.1 million.

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

As of December 31, 2024, we had investments in 116 portfolio companies (including one structured credit investment, which includes each series of collateralized loan obligation as a separate portfolio company investment), the average investment size in each of our portfolio companies was approximately $30.3 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments the average investment in our remaining portfolio companies was approximately $30.6 million as of December 31, 2024. The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2024, the largest single investment based on fair value represented 2.3% of our total investment portfolio.

As of December 31, 2024, our portfolio was invested across 21 different industries. The largest industry in our portfolio as of December 31, 2024 was Internet Services, which represented, as a percentage of our portfolio, 16.4% of the total portfolio based on fair value.

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

Sixth Street is a global investment business with over $100 billion of assets under management as of December 31, 2024. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 650 investment and operating professionals. As of December 31, 2024, seventy-two (72) of these personnel are dedicated to direct lending, including fifty-seven (57) investment professionals.

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

In November 2024, our Board renewed the Investment Advisory Agreement and the Administration Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2025, and may be extended subject to required approvals.

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

Investments

As of December 31, 2024 and December 31, 2023, we had made investments with an aggregate fair value of $3,518.4 million and $3,283.1 million, respectively, in 116 and 136 portfolio companies, respectively.

Investments consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$3,298.0	$3,302.5	$4.5
Second-lien debt investments	53.2	19.8	(33.4)
Mezzanine debt investments	37.1	39.1	2.0
Equity and other investments	149.4	155.5	6.1
Structured credit investments(2)	1.5	1.5	0.0
Total Investments	$3,539.2	$3,518.4	$(20.8)

(1)
Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.
(2)
Amounts round to less than $0.1 million

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

The industry composition of investments at fair value at December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Automotive	1.2%	1.3%
Business Services	13.3%	18.0%
Chemicals	0.9%	0.8%
Communications	3.5%	3.3%
Education	5.0%	5.3%
Electronics	0.8%	—
Financial Services	8.6%	11.1%
Healthcare	7.5%	8.9%
Hotel, Gaming and Leisure	7.4%	3.7%
Human Resource Support Services	10.2%	11.2%
Insurance	0.2%	0.1%
Internet Services	16.4%	15.1%
Manufacturing	3.5%	2.5%
Marketing Services	0.3%	0.3%
Office Products	0.4%	0.5%
Oil, Gas and Consumable Fuels	2.7%	4.7%
Other	1.9%	2.9%
Pharmaceuticals	2.9%	—
Real Estate (1)	0.0%	—
Retail and Consumer Products	9.7%	8.2%
Transportation	3.6%	2.1%
Total	100.0%	100.0%

(1) Value sums to less than 0.1%

We classify the industries of our portfolio companies by end-market (such as Internet Services, and Business Services) and not by the product or services (such as Software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
United States
Midwest	14.3%	10.7%
Northeast	21.7%	25.4%
South	20.6%	20.7%
West	28.8%	32.0%
Australia	1.1%	1.8%
Canada	3.1%	4.5%
Finland (1)	0.0%	0.0%
France	0.1%	—
Germany	1.7%	0.3%
Italy	0.6%	—
Luxembourg	—	0.1%
Netherlands	0.3%	0.1%
Norway	2.8%	1.5%
Sweden	0.3%	—
United Kingdom	4.6%	2.9%
Total	100.0%	100.0%

(1) Value sums to less than 0.1%

Investment Commitments

As of December 31, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Alpha Midco, Inc. - Delayed Draw & Revolver	0.5	0.5
American Achievement, Corp. - Revolver	2.4	2.4
Apellis Pharmaceuticals, Inc. - Delayed Draw	5.3	—
Aptean, Inc. - Delayed Draw & Revolver	1.1	—
Arrow Buyer, Inc. - Delayed Draw	5.5	7.6
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	32.0	—
Artisan Bidco, Inc. - Revolver	5.7	5.7
ASG II, LLC - Delayed Draw	—	3.4
Avalara, Inc. - Revolver	3.9	3.9
AVSC Holding Corp. - Revolver	4.8	—
Axonify, Inc. - Delayed Draw	0.7	3.4
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5.6	—
Babylon Finco Limited - Delayed Draw	0.3	—
Banyan Software Holdings, LLC - Delayed Draw	3.9	10.0
Bayshore Intermediate #2, L.P. - Revolver	3.6	1.9
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	0.3	0.5
BCTO Bluebill Buyer, Inc. - Delayed Draw	4.1	5.1
Bear OpCo, LLC - Delayed Draw	—	1.2
Ben Nevis Midco Limited - Delayed Draw	1.4	—
BlueSnap, Inc. - Delayed Draw & Revolver	5.1	2.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	3.0	5.6
Cirrus (Bidco) Ltd - Delayed Draw	0.4	—
Cordance Operations, LLC - Delayed Draw & Revolver	6.7	2.0
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
Disco Parent, Inc. - Revolver	0.5	0.5
Dye & Durham Corp. - Revolver	—	1.2
EDB Parent, LLC - Delayed Draw	5.1	11.4
Edge Bidco B.V. - Delayed Draw & Revolver	1.0	1.1
Elysian Finco Ltd. - Delayed Draw & Revolver	1.9	4.7
Elysium BidCo Limited - Revolver	2.5	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	1.9	8.9
EMS Linq, Inc. - Revolver	4.6	8.8
Erling Lux Bidco SARL - Delayed Draw & Revolver	2.8	3.2
Eventus Buyer, LLC - Delayed Draw & Revolver	10.0	—
ExtraHop Networks, Inc. - Delayed Draw & Revolver	3.4	9.8
Flight Intermediate HoldCo, Inc. - Delayed Draw	37.9	—
ForeScout Technologies, Inc. - Delayed Draw & Revolver	0.8	3.4
Fullsteam Operations, LLC - Delayed Draw & Revolver	8.9	11.2
Galileo Parent, Inc. - Revolver	5.5	6.8
Greenshoot Bidco B.V. - Revolver	0.4	—
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	2.5	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	1.7	—
HireVue, Inc. - Revolver	2.5	6.9
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2.1
Ibis Intermediate Co. - Delayed Draw	—	6.3
IRGSE Holding Corp. - Revolver	0.5	0.9
Kangaroo Bidco AS - Delayed Draw	4.4	9.4
Kryptona BidCo US, LLC - Revolver	2.2	—
Kyriba Corp. - Revolver	—	2.5
Laramie Energy, LLC - Delayed Draw	—	7.7
LeanTaaS Holdings, Inc. - Delayed Draw	18.8	38.0

Lucidworks, Inc. - Delayed Draw	—	0.8
Lynx BidCo - Delayed Draw & Revolver	0.9	—
Marcura Equities LTD - Delayed Draw & Revolver	9.1	11.7
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	11.8	—
Netwrix Corp. - Delayed Draw & Revolver	—	13.1
OutSystems Luxco SARL - Delayed Draw	—	2.2
Passport Labs, Inc. - Revolver	—	2.8
PDI TA Holdings, Inc. - Delayed Draw & Revolver	3.3	—
Ping Identity Holding Corp. - Revolver	—	2.3
PrimePay Intermediate, LLC - Delayed Draw	4.0	—
PrimeRevenue, Inc. - Revolver	6.3	6.3
Project44, Inc. - Delayed Draw	—	19.9
QSR Acquisition Co. - Delayed Draw	15.0	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.4	6.3
Raptor US Buyer II Corp. - Revolver	0.7	—
ReliaQuest Holdings, LLC - Delayed Draw & Equity	—	4.4
Sapphire Software Buyer, Inc. - Revolver	3.2	—
Scorpio Bidco - Delayed Draw	0.5	—
Severin Acquisition, LLC - Delayed Draw & Revolver	5.0	—
Shiftmove GmbH - Delayed Draw	13.6	—
Sky Bidco S.p.A. - Delayed Draw	3.6	—
SkyLark UK DebtCo Limited - Delayed Draw	6.9	7.1
SL Buyer Corp. - Delayed Draw	11.2	13.2
SMA Technologies Holdings, LLC - Revolver	1.0	—
Sport Alliance GmbH - Revolver	0.6	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	1.5	11.0
TradingScreen, Inc. - Revolver	0.8	—
TRP Assets, LLC - Delayed Draw	10.2	1.0
Truck-Lite Co., LLC - Delayed Draw & Revolver	8.7	—
USA Debusk LLC - Delayed Draw & Revolver	2.8	—
Varinem German Bidco GmbH - Delayed Draw	3.6	—
Wrangler Topco, LLC - Delayed Draw & Revolver	1.4	0.4
Total Portfolio Company Commitments (1)(2)	$356.3	$316.1

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

Other Commitments and Contingencies

As of December 31, 2024 and December 31, 2023, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024 and December 31, 2023, our asset coverage was 182.5% and 181.6%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Debt obligations consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,700.0	$1,004.1	$674.2	$988.6
2026 Notes	300.0	300.0	—	280.5
2028 Notes	300.0	300.0	—	294.1
2029 Notes	350.0	350.0	—	337.9
Total Debt	$2,650.0	$1,954.1	$674.2	$1,901.1

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes and 2029 Notes are presented net of deferred financing costs and original issue discounts totaling $15.4 million, $1.8 million, $4.5 million, and $6.9 million, respectively.
(3)
The carrying value of the 2026 Notes, 2028 Notes, and 2029 Notes are presented inclusive of an incremental $(17.6) million, $(1.4) million and $(5.2) million, respectively, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes and 2029 Notes, each resulting from a hedge accounting relationship.

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
(3)
The carrying value of the 2024 Notes, 2026 Notes, and 2028 Notes are presented inclusive of an incremental $(10.4) million, $(26.1) million and $4.7 million, respectively, which represents an adjustment in the carrying values of the 2024 Notes, 2026 Notes and 2028 Notes, each resulting from a hedge accounting relationship.

For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the components of interest expense were as follows:

	Year ended
($ in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$105.2	$95.5	$49.9
Commitment fees	4.0	2.9	4.1
Amortization of deferred financing costs	6.9	5.2	5.7
Accretion of original issue discount	1.6	0.9	0.8
Swap settlement	36.5	29.2	2.5
Total Interest Expense	$154.2	$133.7	$63.0
Average debt outstanding	$1,882.7	$1,705.6	$1,342.0
Weighted average interest rate	7.5%	7.3%	3.9%

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
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% U.S. federal excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the excise tax entirely. In that event, we will be liable for the excise tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, including as a result of our failure to satisfy the RIC distribution requirements.”

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

In addition to our Adviser, Sixth Street has a team of over 650 investment and operating professionals. As of December 31, 2024, seventy-two (72) of these personnel are dedicated to direct lending, including fifty-seven (57) investment professionals.

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

For each of the years ended December 31, 2024, December 31, 2023, and December 31, 2022, Management Fees (gross of waivers) were $51.8 million, $46.4 million and $39.9 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, Management Fees of $1.5 million, $1.2 million and $0.4 million, respectively, have been waived pursuant to the Leverage Waiver.

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

(ii)
The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from our inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital losses. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. We accrue, but do not pay, a Capital Gains Fee with respect to unrealized capital gains because a Capital Gains Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the initial public offering ("IPO"), the portion of our realized capital gains that accrued prior to March 31, 2014, is subject to an Incentive Fee rate of 15% and the portion of our realized capital gains that accrued beginning April 1, 2014 is subject to an Incentive Fee rate of 17.5%. In the determination of the second component of the Incentive Fee, any unrealized gains or losses specifically related to the foreign currency denominated borrowings of non-US dollar denominated investments is offset against any associated unrealized gains or losses related to foreign currency denominated investments. As of March 31, 2020, there are no remaining investments that were made prior to April 1, 2014, and as a result, the Incentive Fee rate of 17.5% is applicable to any future realized capital gains.

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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, Incentive Fees were $40.2 million, $47.0 million, and $24.5 million, respectively, of which $45.5 million, $42.6 million, and $33.4 million, respectively, were realized and payable to the Adviser. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, $(5.4) million, $4.4 million, and $(8.9) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2024, these accrued Incentive Fees are not contractually payable to the Adviser. The Adviser did not waive any Incentive Fees for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we incurred expenses of $3.9 million, $3.2 million, and $3.1 million, respectively, for administrative services payable under the terms of the Administration Agreement, which are included in Other general and administrative expenses.

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2025, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, Sixth Street, and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed the Investment Advisory Agreement in November 2024. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. See “—Senior Securities” for more information. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2024 and December 31, 2023, our asset coverage was 182.5% and 181.6% respectively.

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

As of December 31, 2024 and December 31, 2023, our asset coverage was 182.5% and 181.6% respectively.

Code of Ethics

As required by the Advisers Act and the 1940 Act, we and the Adviser have adopted codes of ethics which apply to, among others, our officers, including our Chief Executive Officer and Chief Financial Officer, as well as our Adviser’s officers, directors and employees. The codes of ethics establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. There have been no material changes to the codes or material waivers of the codes that apply to our Chief Executive Officer or Chief Financial Officer.

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
•
The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.
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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on May 22, 2024, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our

Board and certain other conditions. Such stockholder approval expires on May 22, 2025. We may in the future seek such approval again; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

As part of our business strategy, we borrow from, and may in the future issue additional senior debt securities to, banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that have priority over the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the Management Fee is payable based on our gross assets, including cash and assets acquired through the use of leverage, which may give our Adviser an incentive to use leverage to make additional investments. See “—Risks Related to Our Business and Structure—Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

As of December 31, 2024, we had $1,954.1 million principal amount of outstanding indebtedness, which had an annualized interest cost of 7.5% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2026 Notes, 2028 Notes and 2029 Notes.

As of December 31, 2024, as adjusted to give effect to the interest rate swaps, the interest rate on the 2026 Notes was three-month SOFR plus 2.17%, the interest rate on the 2028 Notes was three-month SOFR plus 2.99%, and the interest rate on the 2029 Notes was three-month SOFR plus 2.44%.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2024

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	(30.8%)	(19.7%)	(8.5%)	2.6%	13.7%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.
(2)
In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average annualized stated interest rate of 7.5% by the approximately $1,954.1 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding return to stockholder.”

Our indebtedness could adversely affect our business, financial condition or results of operations.

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

As of December 31, 2024 and December 31, 2023, we elected to retain approximately $116.2 million and $91.6 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded an expense of $3.8 million and $2.3 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

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

U.S. dollar borrowings under our Revolving Credit Facility bear interest at a rate derived from SOFR. SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. The use of SOFR is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR. Additionally, any successor rate to SOFR under our revolving credit facility may not have the same characteristics as SOFR. As a result, the amount of interest we may pay on our revolving credit facility is difficult to predict.

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

On December 16, 2014, we were granted an exemptive order from the SEC that, if certain conditions are met, allows us to co-invest with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States and certain “follow-on” investments in companies in which we have already co-invested pursuant to the order and remain invested. On January 16, 2020, we filed a further application for co-investment exemptive relief with the SEC, which was most recently amended on June 29, 2022, in order to better align our existing co-investment relief with more recent SEC exemptive orders, including flexibility to allow certain private funds affiliated with us to participate in “follow-on” investments in issuers in which we are invested, but such private affiliated funds are not invested. On August 3, 2022, the SEC granted the new order in response to our application. The new order provides us with greater flexibility to participate in co-investment transactions with certain proprietary accounts that are majority-owned by our Adviser or its affiliates, to participate in “follow-on” investments in so-called “pre-boarding” investments in which we or an affiliated fund acquired a prior position not in reliance on the prior SEC exemptive order, and to participate in certain “follow-on” investments and pro rata distributions of existing co-investment positions without seeking approval by a majority of our Independent Directors. Our Board has established certain criteria to describe the characteristics of potential co-investment transactions in which we are permitted to participate and regarding which the Adviser should be notified. We and our affiliates, including investment funds managed by our affiliates, are only permitted to co-invest in accordance with the terms of the exemptive order or in the limited circumstances otherwise currently permitted by regulatory guidance. We cannot assure you when or whether we will apply for any other exemptive relief in the future and whether such orders will be obtained.

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

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

Additionally, investments of Sixth Street’s funds, including the Company, and other Sixth Street entities have involved and may in the future involve companies that have experienced cyber-events and that, given the rise of cybersecurity incidents, may become involved in future cyber events. Cybersecurity events also could affect other Sixth Street and/or affiliated entities. Such cyber security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

A cybersecurity breach may cause the Company to lose proprietary information, suffer data corruption or expose information to misuse. Sensitive information which may be breached in the event of a cybersecurity threat includes, without limitation, information regarding the Company’s investment activities and shareholders. Cybersecurity breaches of Sixth Street’s and the Company’s third-party service providers or portfolio investments may also subject the Company to many of the same risks associated with direct cybersecurity breaches. If such events were to materialize, they could, among other things, (i) lead to losses of sensitive information or capabilities essential to Sixth Street’s, the Company’s, and/or the Company’s portfolio company’s operations, (ii) have a material adverse effect on Sixth Street’s, the Company’s and/or the portfolio company’s reputations, financial positions, results of operations or cash flows, (iii) lead to financial losses from remedial actions, loss of business or potential liability, or (iv) lead to the disclosure of Company shareholders’ personal information or other sensitive information.

The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Sixth Street’s, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information of any shareholder (and, if applicable, its underlying investors or beneficial owners and/or control persons) or information relating to any portfolio company. Such a failure could result in reputational harm to Sixth Street, the Company and/or the affected portfolio investment, subject any such entity and its affiliates to legal claims and otherwise adversely affect its business and financial performance. Cybersecurity risks also require us to undertake ongoing preventative measures and to incur compliance costs.

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

Failure or alleged failure to comply with applicable data protection and privacy laws and regulations could subject us to ongoing costs and, in some cases, fines and reputational harm.

We and the Adviser and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Act (2021 Revision), and the California Consumer Privacy Act of 2018, as amended, are recent examples of such laws, and we anticipate new privacy and data protection laws and regulations will be passed in other jurisdictions in the future. For example, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to our operations, and reputational damage. Obligations to which we are subject impose compliance costs and risks of penalties, which could increase as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for us to collect, store, use, transmit and process personal information.

The costs of monitoring, interpreting and, where applicable, complying with global data protection and privacy laws and regulations could have a material adverse effect on the business, results of the operations and financial condition of us and of our portfolio companies. The continued development of these laws and regulations and their interpretations could increase compliance costs, restrict our ability to offer services in certain locations, require changes to business practices, result in negative publicity or significant costs or penalties associated with litigation and/or regulatory action, all of which could adversely affect our business, financial conditions and results of operations, including affecting investment returns.

While we, the Advisor and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that we will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that we will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations, or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

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

In light of the presidential transition in 2025, global trade disputes may be magnified, including the continuing trade dispute between the United States and China, pursuant to which both countries have, among other things, imposed tariffs on one another, has had an adverse economic effect on U.S. markets and international trade more broadly. This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have a material adverse impact on the Company's portfolio investments. For example, existing and any additional supply chain and other laws, regulations, or executive orders by either country that restrict or prohibit transactions or impose requirements or limitations on business could impair the ability of U.S.-based companies (in which the Company is likely to invest) to expand into markets in China and the ability of such companies’ to produce or obtain component parts necessary for production. Also, for the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Company and is portfolio investments.

We are currently operating in a period of disruption, volatility and uncertainty in the capital markets and in the economy generally.

The U.S. capital markets have experienced extreme volatility and disruption in recent years. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented, and may in the future implement, significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and in the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

After raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Following recent heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. However, in 2024, the Federal Reserved lowered the target rate three times. In 2025, it is possible that the Federal Reserve will lower the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our clients’ businesses in unpredictable ways. Areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the narrowly divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The United States may also increase tariffs and potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of Russia’s invasion of Ukraine and conflict in the Middle East, among other current events, could also have negative impacts on the economies of countries in Europe and elsewhere. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. stockholders free from withholding taxes.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk and interest rate risk related to specific portfolio companies. In addition, in connection with our 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. For additional information on these regulatory changes, see “—Risks Related to Our Portfolio Company Investments—The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.” See also “—Risks Related to Our Portfolio Company Investments—We are exposed to risks associated with changes in interest rates” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Hedging.”

Finally, Rule 18f-4 constrains our ability to use swaps and other derivatives. Among other requirements, the rule would force us to reduce our use of derivatives, unless we were to qualify as a limited derivatives user under the rule, if the value-at-risk of our investment portfolio including our swap or derivative positions, exceeds 200 percent of a “designated reference portfolio,” which is a designated index that is unleveraged and reflects the market or asset classes in which we invest or our securities portfolio. If we could not identify a suitable reference portfolio, our value-at-risk would not be permitted to exceed 20% of our net assets. In addition, we are required under the final rule to establish a risk management program for our use of swaps or other derivative positions. Based on our current use of derivatives primarily for interest rate hedging purposes, we believe that we qualify, and will continue to qualify, as a limited derivatives user under the rule. However, we cannot assure you that we will be treated as a limited derivatives user or that our approach to our use of derivatives will not change.

The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

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

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Our cleared OTC derivatives (such as the interest rate swaps we entered into in connection with certain investments in portfolio companies and our 2026 Notes, 2028 Notes and 2029 Notes) are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared. The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

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
•
the impact of public health epidemics on the global economy;
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

We have entered into an agreement with Goldman Sachs & Co. LLC, which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman Sachs & Co. LLC, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or May 31, 2025.

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

On August 4, 2015, the Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 5, 2024. Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions.

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

Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser engage certain third-party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s

Office of Foreign Assets Control (“OFAC”), administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Company or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations that prevent us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. the Company’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject us to fines, penalties, and adverse legal and reputational consequences.

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

The Russian invasion of Ukraine and the conflict in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

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

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our portfolio companies that rely on locations in the affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses that focus on tourism or recreational travel. Additionally, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

Cybersecurity Governance

Sixth Street has a dedicated cybersecurity team, led by its Head of Technology Risk, who works closely with Sixth Street’s Cybersecurity Committee, to develop and advance the firm’s cybersecurity strategy, which applies to us. Sixth Street’s Cybersecurity Committee includes its Chief Operating Officer and Chief Information Officer, Chief Risk Officer, General Counsel, Chief Compliance Officer, as well as our Chief Financial Officer and Chief Compliance Officer.

The Head of Technology Risk has extensive experience in cybersecurity and technology and is responsible for all aspects of cybersecurity across Sixth Street. He has a B.S. in Computer Science from University of Washington and has over 18 years of experience contributing to cybersecurity related workflows, processes, policies, system designs, program management, and vulnerability discovery, exploitation, mitigation, and remediation.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. As of December 31, 2024 we were not aware of any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

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

Holders

As of February 13, 2025, there were approximately 4 holders of record of our common stock (including Cede & Co.). This number does not include shareholders for whom shares are held in “nominee” or “street name.”

Issuer Purchases of Equity Securities

For the year ended December 31, 2024, there was no common stock repurchased by the Company.

Stock Performance Graph

The following graph compares the total return on our common stock from December 31, 2019 to December 31, 2024 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index (“Leverage Loan Index”), and the Bloomberg Barclays US Corporate High Yield Total Return Index (“High Yield Bond Index”). This graph assumes that on December 31, 2019, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the Leverage Loan Index and the High Yield Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The performance included in the below graph is not necessarily indicative of future performance.

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2024 is attached as an exhibit to this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
December 31, 2024	$1,004.1	$1,824.7	$—	N/A
December 31, 2023	889.7	1,815.9	—	N/A
December 31, 2022	719.3	1,885.7	—	N/A
December 31, 2021	316.4	2,053.6	—	N/A
December 31, 2020	472.3	2,045.4	—	N/A
December 31, 2019	495.7	2,004.1	—	N/A
December 31, 2018	187.5	2,705.2	—	N/A
December 31, 2017	486.8	2,355.3	—	N/A
December 31, 2016	578.7	2,376.6	—	N/A
December 31, 2015	540.3	2,257.3	—	N/A
Convertible Senior Notes due 2019
December 31, 2024	$—	$—	$—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	114.3	2,705.2	—	N/A
December 31, 2017	113.7	2,355.3	—	N/A
December 31, 2016	113.1	2,376.6	—	N/A
December 31, 2015	112.5	2,257.3	—	N/A
Convertible Senior Note due 2022
December 31, 2024	$—	$—	$—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	100.0	2,053.6	—	N/A
December 31, 2020	142.5	2,045.4	—	N/A
December 31, 2019	171.9	2,004.1	—	N/A
December 31, 2018	171.7	2,705.2	—	N/A
December 31, 2017	114.7	2,355.3	—	N/A
2023 Notes
December 31, 2024	$—	$—	$—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	150.0	1,885.7	—	N/A
December 31, 2021	150.0	2,053.6	—	N/A
December 31, 2020	150.0	2,045.4	—	N/A
December 31, 2019	150.0	2,004.1	—	N/A
December 31, 2018	150.0	2,705.2	—	N/A
2024 Notes
December 31, 2024	$—	$—	$—	N/A
December 31, 2023	347.2	1,815.9	—	N/A
December 31, 2022	346.8	1,885.7	—	N/A
December 31, 2021	346.4	2,053.6	—	N/A
December 31, 2020	346.1	2,045.4	—	N/A
December 31, 2019	297.2	2,004.1	—	N/A
2026 Notes
December 31, 2024	$299.3	$1,824.7	$—	N/A
December 31, 2023	298.9	1,815.9	—	N/A
December 31, 2022	298.5	1,885.7	—	N/A
December 31, 2021	298.1	2,053.6	—	N/A
2028 Notes
December 31, 2024	$298.6	$1,824.7	$—	N/A
December 31, 2023	298.3	1,815.9	—	N/A
2029 Notes
December 31, 2024	$347.2	$1,824.7	$—	N/A

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

Overview

Sixth Street Specialty Lending, Inc. is a Delaware corporation formed on July 21, 2010. The Adviser is our external manager. We have four wholly owned subsidiaries, TC Lending, LLC, a Delaware limited liability company, which holds a California finance lender and broker license, Sixth Street SL SPV, LLC, a Delaware limited liability company, Sixth Street SL Holding, LLC, a Delaware limited liability company, and Sixth Street Specialty Lending Sub, LLC, a Cayman Islands limited liability company.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through December 31, 2024, we have originated more than $46.2 billion aggregate principal amount of investments and retained approximately $10.9 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct investment originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2024, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 95.4% of our total investments based on fair value, had weighted average annual revenue of $336.0 million and weighted average annual EBITDA of $110.2 million. As of December 31, 2024, our core portfolio companies had a median annual revenue of $146.9 million and a median annual EBITDA of $53.1 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2024, the largest single investment based on fair value represented 2.3% of our total investment portfolio.

As of December 31, 2024, the average investment size in each of our portfolio companies was approximately $30.3 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments, the average investment in our remaining portfolio companies was approximately $30.6 million as of December 31, 2024.

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

As of December 31, 2024, the largest industry represented 16.4% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2024, approximately 94.5% of our portfolio was invested in secured debt, including 93.9% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the year ended December 31, 2024, the weighted average term on new investment commitments in new portfolio companies was 6.2 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2024, we had call protection on 73.9% of our debt investments based on fair value, with weighted average call prices of 107.8% for the first year, 104.3% for the second year and 101.7% for the third year, in each case from the date of the initial investment. As of December 31, 2024, 97.2% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $100 billion of assets under management as of December 31, 2024. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 650 investment and operating professionals. As of December 31, 2024, seventy-two (72) of these personnel are dedicated to direct lending, including fifty-seven (57) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of December 31, 2024, 97.2% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the years ended December 31, 2024, 2023 and 2022, 6.1%, 4.5% and 4.1%, respectively, of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our Revolving Credit Facility, 2026 Notes 2028 Notes, and 2029 Notes after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of December 31, 2024, our portfolio based on fair value consisted of 93.9% first-lien debt investments, 0.6% second-lien debt investments, 1.1% mezzanine debt investments, 4.4% equity and other investments and less than 0.1% structured credit investments. As of December 31, 2023, our portfolio based on fair value consisted of 91.3% first-lien debt investments, 1.1% second-lien debt investments, 1.2% mezzanine debt investments, 4.7% equity and other investments and 1.7% structured credit investments.

As of December 31, 2024 and December 31, 2023, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 12.3% and 14.1%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.5% and 14.2%, respectively.

As of December 31, 2024 and December 31, 2023, we had investments in 116 portfolio companies (including one structured credit investment, which include each series of collateralized loan obligation as a separate portfolio company investment) and 136 portfolio companies (including 42 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment), respectively, with an aggregate fair value of $3,518.4 million and $3,283.1 million, respectively.

For the year ended December 31, 2024, the principal amount of new investments funded was $838.9 million in thirty-four new portfolio companies and twenty-one existing portfolio companies. For this period, we had $793.7 million aggregate principal amount in exits and repayments.

For the year ended December 31, 2023, the principal amount of new investments funded was $808.4 million in 30 new portfolio companies and 16 existing portfolio companies. For this period, we had $469.1 million aggregate principal amount in exits and repayments.

Our investment activity for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended
($ in millions)	December 31, 2024	December 31, 2023	December 31, 2022
New investment commitments:
Gross originations (1)	$15,354.7	$6,516.6	$4,240.9
Less: Syndications/sell downs (1)	14,111.8	5,558.0	3,156.7
Total new investment commitments	$1,242.9	$958.6	$1,084.2
Principal amount of investments funded:
First-lien	$823.9	$753.4	$761.7
Second-lien	2.1	8.4	—
Mezzanine	1.1	32.2	—
Equity and other	10.8	12.8	44.8
Structured Credit	1.0	1.6	57.5
Total	$838.9	$808.4	$864.0
Principal amount of investments sold or repaid:
First-lien	$717.3	$460.3	$645.4
Second-lien	—	—	—
Mezzanine	4.9	—	—
Equity and other	13.6	6.0	4.3
Structured Credit	57.9	2.8	4.1
Total	$793.7	$469.1	$653.8
Number of new investment commitments in new portfolio companies	34	30	65
Average new investment commitment amount in new portfolio companies	$30.4	$29.2	$14.6
Weighted average term for new investment commitments in new portfolio companies (in years)	6.2	6.0	6.1
Percentage of new debt investment commitments at floating rates	87.6%	99.5%	98.9%
Percentage of new debt investment commitments at fixed rates	12.4%	0.5%	1.1%
Weighted average interest rate of new investment commitments	10.9%	12.9%	11.9%
Weighted average spread over reference rate of new floating rate investment commitments	6.4%	7.6%	7.8%
Weighted average interest rate on investments fully sold or paid down	13.0%	13.7%	9.9%

(1) Includes affiliates of Sixth Street

As of December 31, 2024 and December 31, 2023, our investments consisted of the following:

	December 31, 2024		December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$3,298.0	$3,302.5	$2,956.1	$2,996.2
Second-lien debt investments	53.2	19.8	51.4	36.0
Mezzanine debt investments	37.1	39.1	38.0	39.5
Equity and other investments	149.4	155.5	152.6	155.6
Structured credit investments	1.5	1.5	52.9	55.8
Total	$3,539.2	$3,518.4	$3,251.0	$3,283.1

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,469.4	98.6%	$3,262.4	99.4%
Non-accrual (1)	49.0	1.4	20.7	0.6
Total	$3,518.4	100.0%	$3,283.1	100.0%

	December 31, 2024		December 31, 2023
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,410.1	96.4%	$3,222.9	99.1%
Non-accrual (1)	129.1	3.6	28.1	0.9
Total	$3,539.2	100.0%	$3,251.0	100.0%

(1)
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection. See “–Critical Accounting Estimates – Interest and Dividend Income Recognition.”

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities (1)	12.3%	14.1%
Weighted average interest rate of debt and income producing securities	11.8%	13.7%
Weighted average spread over reference rate of all floating rate investments	7.7%	8.3%

(1)
Weighted average total portfolio yield at fair value was 11.6% at December 31, 2024 and 13.4% at December 31, 2023.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2024 and December 31, 2023. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2024		December 31, 2023
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$3,345.8	95.1%	$2,939.1	89.5%
2	88.9	2.5	196.6	6.0
3	34.7	1.0	126.7	3.9
4	—	—	—	—
5	49.0	1.4	20.7	0.6
Total	$3,518.4	100.0%	$3,283.1	100.0%

Results of Operations

Operating results for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were as follows:

	Year Ended
($ in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Total investment income	$482.5	$438.1	$309.3
Less: Net expenses	258.5	239.3	140.4
Net investment income before income taxes	224.0	198.8	168.9
Less: Income taxes, including excise taxes	4.0	2.4	2.6
Net investment income	220.0	196.4	166.3
Net realized gains (losses) (1)	8.6	12.4	16.7
Net change in unrealized gains (losses) (1)	(42.0)	13.2	(74.9)
Net increase (decrease) in net assets resulting from operations	$186.6	$222.0	$108.1

(1)
Includes foreign exchange hedging activity.

Investment Income

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Interest from investments	$423.0	$399.1	$285.0
Paid-in-kind interest income	29.3	19.7	12.6
Dividend income	11.7	4.2	2.2
Other income	18.5	15.1	9.5
Total investment income	$482.5	$438.1	$309.3

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $399.1 million for the year ended December 31, 2023 to $423.0 million for the year ended December 31, 2024. The increase in interest from investments was primarily the result of a larger average portfolio size for the year ended December 31, 2024 compared to the same period in 2023. Paid-in-kind interest income increased from $19.7 million for the year ended December 31, 2023 to $29.3 million for the year ended December 31, 2024 due to increased PIK election. Dividend income increased from $4.2 million for the year ended December 31, 2023 to $11.7 million for the year ended December 31, 2024 due to increased investments in dividend yielding securities in 2024. Other income increased from $15.1 million for the year ended December 31, 2023 to $18.5 million for the year ended December 31, 2024, primarily due to increased amendment and other miscellaneous fees earned during 2024.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $285.0 million for the year ended December 31, 2022 to $399.1 million for the year ended December 31, 2023. The increase in interest from investments was primarily the result of an increase in interest earned due to an increase in reference rates for the year ended December 31, 2023 compared to the same period in 2022 and a larger average portfolio size for the year ended December 31, 2023 compared to the same period in 2022. Paid-in-kind interest income increased from $12.6 million for the year ended December 31, 2023 to $19.7 million for the year ended December 31, 2023 due to increased PIK election. Dividend income increased from $2.2 million for the year ended December 31, 2022 to $4.2 million for the year ended December 31, 2023 due to increased investments in dividend yielding securities in 2023. Other income increased from $9.5 million for the year ended December 31, 2022 to $15.1 million for the year ended December 31, 2023, primarily due to increased amendment and other miscellaneous fees earned during 2023.

Expenses

Operating expenses for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were as follows:

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Interest	$154.2	$133.7	$63.0
Management fees (net of waivers)	50.3	45.2	39.5
Incentive fees on net investment income	45.5	42.6	33.4
Incentive fees on net capital gains	(5.4)	4.4	(8.9)
Professional fees	7.5	7.3	7.2
Directors’ fees	0.9	0.8	0.7
Other general and administrative	5.5	5.3	5.5
Net Expenses	$258.5	$239.3	$140.4

Interest

Interest expense, including other debt financing expenses, increased from $133.7 million for the year ended December 31, 2023 to $154.1 million for the year ended December 31, 2024. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,705.6 million for the year ended December 31, 2023 to $1,882.7 million for the year ended December 31, 2024. The average interest rate on our debt outstanding increased from 7.3% for the year ended December 31, 2023 to 7.5% for the year ended December 31, 2024 due to a change in the mix of our debt financing sources.

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

Management Fees

Management Fees (gross of waivers) increased from $46.4 million for the year ended December 31, 2023 to $51.8 million for the year ended December 31, 2024 due to an increase in average assets. Management Fees (net of waivers) increased from $45.2 million for the year ended December 31, 2023 to $50.3 million for the year ended December 31, 2024. Management Fees waived were $1.5 million for the year ended December 31, 2024, pursuant to the Leverage Waiver. Management Fees waived were $1.2 million for the year ended December 31, 2023 pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

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

Incentive Fees

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, Incentive Fees were $40.2 million, $47.0 million and $24.5 million, respectively, of which $45.5 million, $42.6 million, and $33.4 million, respectively, were realized and payable to the Adviser. The increase in Incentive Fees from 2023 to 2024 was primarily due to a larger average portfolio size for the year ended December 31, 2024 compared to the same period in 2023. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, $(5.4) million, $4.4 million, and $(8.9) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2024, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $7.3 million for the year ended December 31, 2023 to $7.5 million for the year ended December 31, 2024 due to higher legal fees, higher independent third-party valuation firm fees and higher sub-agent administration costs due to a larger portfolio. Other general and administrative fees increased from $5.3 million for the year ended December 31, 2023 to $5.5 million for the year ended December 31, 2024.

Professional fees increased from $7.2 million for the year ended December 31, 2022 to $7.3 million for the year ended December 31, 2023 due to higher legal fees, higher independent third-party valuation firm fees and higher sub-agent administration costs due to a larger portfolio. Other general and administrative fees decreased from $5.5 million for the year ended December 31, 2022 to $5.3 million for the year ended December 31, 2023 primarily driven by a decrease in administrative services incurred under the Administration Agreement.

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

For the calendar years ended December 31, 2024, December 31, 2023 and December 31, 2022 we recorded a net expense of $3.9 million, $2.4 million and $2.6 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Net realized gains (losses) on investments	$9.0	$12.2	$14.7
Net realized gains (losses) on foreign currency transactions	(1.2)	0.2	(0.1)
Net realized gains (losses) on foreign currency investments	(4.3)	(0.5)	(0.7)
Net realized gains (losses) on foreign currency borrowings	5.1	0.5	0.5
Net realized gains (losses) on interest rate swaps	—	—	2.3
Net Realized Gains (Losses)	$8.6	$12.4	$16.7

Change in unrealized gains on investments	$48.9	$75.3	$22.3
Change in unrealized (losses) on investments	(101.7)	(56.4)	(98.7)
Net Change in Unrealized Gains (Losses) on Investments	$(52.8)	$18.9	$(76.4)

Unrealized gains (losses) on foreign currency borrowings	13.4	(6.0)	8.4
Unrealized gains (losses) on foreign currency cash (1)	(0.0)	(0.3)	0.3
Unrealized gains (losses) on interest rate swaps	—	0.1	(6.6)
Income tax provision on unrealized gains (losses)	(2.6)	0.5	(0.6)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Interest Rate Swaps	$10.8	$(5.7)	$1.5

Net Change in Unrealized Gains (Losses)	$(42.0)	$13.2	$(74.9)
(1)
Value sums to less than 0.1 million

For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we had net realized gains on investments of $9.0 million, $12.2 million and $14.7 million, respectively. For the year ended December 31, 2024, we had net realized losses of $1.2 million, for the year ended December 31, 2023, we had net realized gains of $0.2 million and for the year ended December 31, 2022, we had net realized losses of $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, we had net realized losses on foreign currency investments of $4.3 million, $0.5 million and $0.7 million, respectively. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we had net realized gains on foreign currency borrowings of $5.1 million, $0.5 million and $0.5 million, respectively. The net realized gains on foreign currency borrowings were a result of payments on our revolving credit facility. For the years ended December 31, 2024 and December 31, 2023 there was no net realized gain or loss on interest rate swaps, respectively, and for the year ended December 31, 2022 there was a net realized gain of $2.3 million on interest rate swaps.

For the year ended December 31, 2024, we had $48.9 million in unrealized gains on 70 portfolio company investments, which was offset by $101.7 million in unrealized losses on 100 portfolio company investments. Unrealized gains for the year ended December 31, 2024 resulted from tightening credit spreads and positive portfolio company specific developments. Unrealized losses for the year ended December 31, 2024 resulted from negative portfolio company specific developments and the reversal of prior period unrealized gains due to realizations.

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

For the year ended December 31, 2024, we had unrealized gains on foreign currency borrowings of $13.4 million, primarily as a result of fluctuations in the AUD, CAD, SEK, GBP and EUR exchange rates. For the years ended December 31, 2023 and 2022, we had an unrealized loss on foreign currency borrowings of $6.0 million and an unrealized gain on foreign currency borrowings of $8.4 million, respectively, primarily as a result of fluctuations in the AUD, CAD, GBP and EUR exchange rates. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, we had unrealized losses of less than $0.1 million, unrealized loss of $0.3 million, and an unrealized gain of $0.3 million, respectively, on foreign currency cash. For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, we had no unrealized gains or losses on interest rate swaps, an unrealized gain on interest swaps of $0.1 million and an unrealized loss on interest swaps of $6.6 million, respectively, due to fluctuations in interest rates.

As of December 31, 2024, we had a deferred tax liability of $5.2 million pertaining to net unrealized gains, related to eight of our investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.6 million pertaining to operating losses. We recorded a current tax expense of $0.2 million and a deferred tax expense of $2.6 million for the year ended December 31, 2024.

As of December 31, 2023, we had a deferred tax liability of $2.8 million pertaining to net unrealized gains, related to seven of our investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.9 million pertaining to operating losses. We recorded a current tax expense of $0.1 million and a deferred tax benefit of $0.6 million for the year ended December 31, 2023.

As of December 31, 2022, we had a deferred tax liability of $3.3 million pertaining to net unrealized gains, related to eight of our investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.8 million pertaining to operating losses.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2024, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.1% (based on total capital invested of $7.9 billion and total proceeds from these exited investments of $10.0 billion). Ninety-two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, we had $13.4 million of unrealized gains, $6.0 million of unrealized losses and $8.4 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2024, December 31, 2023 and December 31, 2022. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2024. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of December 31, 2024, December 31, 2023 and December 31, 2022, our asset coverage ratio was 182.5%, 181.6%, and 188.6%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2024, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2024, we had approximately $0.7 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of December 31, 2024, we had $27.3 million in cash and cash equivalents, including $22.4 million of restricted cash. During the year ended December 31, 2024, cash used in operating activities was $45.5 million, primarily attributable to funding portfolio investments of $1,096.1 million, which was partially offset by repayments and proceeds from investments of $863.4 million, an increase in net assets resulting from operations of $186.6 million and other operating activity of $0.7 million. Cash provided by financing activities was $47.6 million during the period due to borrowings of $1,784.9 million and proceeds from issuance of common stock, net of offering and underwriting costs of $93.3 million, which was partially offset by paydowns on our Revolving Credit Facility of $1,653.1 million, dividends paid of $168.7 million and deferred financing costs of $8.8 million.

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

As of December 31, 2024, we had $22.4 million restricted cash pledged as collateral under our interest rate swap agreements, compared to $24.0 million for the year ended December 31, 2023.

Equity

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

During the years ended December 31, 2024 and December 31, 2023, we issued 1,231,937 and 1,265,212 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $24.7 million and $23.5 million, respectively.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 4, 2024. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

For the year ended December 31, 2024 and December 31, 2023, no shares were repurchased.

Debt

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2024, aggregate commitments under the facility were $1.7 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2024, we had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 62.4 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 80.2 million and Euro (EUR) of 167.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2023, we had outstanding debt denominated in Australian dollars (AUD) of 66.4 million, British pounds (GBP) of 32.3 million, Canadian dollars (CAD) of 96.8 million, and Euro (EUR) of 57.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2024 and December 31, 2023, we had $21.8 million and $0.2 million respectively in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of December 31, 2024 and December 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility.

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

2024 Notes

In November 2019, we issued $300.0 million aggregate principal amount of unsecured notes that matured on November 1, 2024 (the “2024 Notes”). The principal amount of the 2024 Notes was payable at maturity. The 2024 Notes bear interest at a rate of 3.875% per year, payable semi-annually commencing on May 1, 2020, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts, offering costs and original issue discount were $292.9 million. We used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

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

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(17.6) million and $(26.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, our effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the effective hedge interest rate swaps had a fair value of $(1.4) million and $4.7 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the effective hedge interest rate swaps had a fair value of $(5.2) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

Debt obligations consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,700.0	$1,004.1	$674.2	$988.6
2026 Notes	300.0	300.0	—	280.5
2028 Notes	300.0	300.0	—	294.1
2029 Notes	350.0	350.0	—	337.9
Total Debt	$2,650.0	$1,954.1	$674.2	$1,901.1

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes and 2029 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $15.4 million, $1.8 million, $4.5 million and $6.9 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes and 2029 Notes are presented inclusive of an incremental $(17.6) million and $(1.4) million and $(5.2) million, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes and 2029 Notes, each resulting from a hedge accounting relationship.

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

As of December 31, 2024 and December 31, 2023, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Alpha Midco, Inc. - Delayed Draw & Revolver	0.5	0.5
American Achievement, Corp. - Revolver	2.4	2.4
Apellis Pharmaceuticals, Inc. - Delayed Draw	5.3	—
Aptean, Inc. - Delayed Draw & Revolver	1.1	—
Arrow Buyer, Inc. - Delayed Draw	5.5	7.6
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	32.0	—
Artisan Bidco, Inc. - Revolver	5.7	5.7
ASG II, LLC - Delayed Draw	—	3.4
Avalara, Inc. - Revolver	3.9	3.9
AVSC Holding Corp. - Revolver	4.8	—
Axonify, Inc. - Delayed Draw	0.7	3.4
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5.6	—
Babylon Finco Limited - Delayed Draw	0.3	—
Banyan Software Holdings, LLC - Delayed Draw	3.9	10.0
Bayshore Intermediate #2, L.P. - Revolver	3.6	1.9
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	0.3	0.5
BCTO Bluebill Buyer, Inc. - Delayed Draw	4.1	5.1
Bear OpCo, LLC - Delayed Draw	—	1.2
Ben Nevis Midco Limited - Delayed Draw	1.4	—
BlueSnap, Inc. - Delayed Draw & Revolver	5.1	2.5
BTRS Holdings, Inc. - Delayed Draw & Revolver	3.0	5.6
Cirrus (Bidco) Ltd - Delayed Draw	0.4	—
Cordance Operations, LLC - Delayed Draw & Revolver	6.7	2.0
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
Disco Parent, Inc. - Revolver	0.5	0.5
Dye & Durham Corp. - Revolver	—	1.2
EDB Parent, LLC - Delayed Draw	5.1	11.4
Edge Bidco B.V. - Delayed Draw & Revolver	1.0	1.1
Elysian Finco Ltd. - Delayed Draw & Revolver	1.9	4.7
Elysium BidCo Limited - Revolver	2.5	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	1.9	8.9
EMS Linq, Inc. - Revolver	4.6	8.8
Erling Lux Bidco SARL - Delayed Draw & Revolver	2.8	3.2
Eventus Buyer, LLC - Delayed Draw & Revolver	10.0	—
ExtraHop Networks, Inc. - Delayed Draw & Revolver	3.4	9.8
Flight Intermediate HoldCo, Inc. - Delayed Draw	37.9	—
ForeScout Technologies, Inc. - Delayed Draw & Revolver	0.8	3.4
Fullsteam Operations, LLC - Delayed Draw & Revolver	8.9	11.2
Galileo Parent, Inc. - Revolver	5.5	6.8
Greenshoot Bidco B.V. - Revolver	0.4	—
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	2.5	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	1.7	—
HireVue, Inc. - Revolver	2.5	6.9
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2.1
Ibis Intermediate Co. - Delayed Draw	—	6.3
IRGSE Holding Corp. - Revolver	0.5	0.9
Kangaroo Bidco AS - Delayed Draw	4.4	9.4
Kryptona BidCo US, LLC - Revolver	2.2	—
Kyriba Corp. - Revolver	—	2.5
Laramie Energy, LLC - Delayed Draw	—	7.7

LeanTaaS Holdings, Inc. - Delayed Draw	18.8	38.0
Lucidworks, Inc. - Delayed Draw	—	0.8
Lynx BidCo - Delayed Draw & Revolver	0.9	—
Marcura Equities LTD - Delayed Draw & Revolver	9.1	11.7
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	11.8	—
Netwrix Corp. - Delayed Draw & Revolver	—	13.1
OutSystems Luxco SARL - Delayed Draw	—	2.2
Passport Labs, Inc. - Revolver	—	2.8
PDI TA Holdings, Inc. - Delayed Draw & Revolver	3.3	—
Ping Identity Holding Corp. - Revolver	—	2.3
PrimePay Intermediate, LLC - Delayed Draw	4.0	—
PrimeRevenue, Inc. - Revolver	6.3	6.3
Project44, Inc. - Delayed Draw	—	19.9
QSR Acquisition Co. - Delayed Draw	15.0	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.4	6.3
Raptor US Buyer II Corp. - Revolver	0.7	—
ReliaQuest Holdings, LLC - Delayed Draw & Equity	—	4.4
Sapphire Software Buyer, Inc. - Revolver	3.2	—
Scorpio Bidco - Delayed Draw	0.5	—
Severin Acquisition, LLC - Delayed Draw & Revolver	5.0	—
Shiftmove GmbH - Delayed Draw	13.6	—
Sky Bidco S.p.A. - Delayed Draw	3.6	—
SkyLark UK DebtCo Limited - Delayed Draw	6.9	7.1
SL Buyer Corp. - Delayed Draw	11.2	13.2
SMA Technologies Holdings, LLC - Revolver	1.0	—
Sport Alliance GmbH - Revolver	0.6	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	1.5	11.0
TradingScreen, Inc. - Revolver	0.8	—
TRP Assets, LLC - Delayed Draw	10.2	1.0
Truck-Lite Co., LLC - Delayed Draw & Revolver	8.7	—
USA Debusk LLC - Delayed Draw & Revolver	2.8	—
Varinem German Bidco GmbH - Delayed Draw	3.6	—
Wrangler Topco, LLC - Delayed Draw & Revolver	1.4	0.4
Total Portfolio Company Commitments (1)(2)	$356.3	$316.1

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

Other Commitments and Contingencies

As of December 31, 2024 and December 31, 2023, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2024 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,004.1	$—	$—	$1,004.1	$—
2026 Notes	300.0	—	300.0	—	—
2028 Notes	300.0	—	—	300.0	—
2029 Notes	350.0	—	—	350.0	—
Total Contractual Obligations	$1,954.1	$—	$300.0	$1,654.1	$—

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At December 31, 2024, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2024, we did not have any uncertain tax positions that met the recognition or measurement criteria, nor did we have any unrecognized tax benefits. Our 2023, 2022 and 2021 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2024, 97.2% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2026 Notes, 2028 Notes and 2029 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$96.7	$58.6	$38.1
Up 200 basis points	$64.5	$39.1	$25.4
Up 100 basis points	$32.2	$19.5	$12.7
Down 25 basis points	$(8.1)	$(4.9)	$(3.2)
Down 50 basis points	$(16.1)	$(9.8)	$(6.3)

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sixth Street Specialty Lending, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with custodians, agents, the underlying investee or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Assessment of the fair value of investments

As discussed in Notes 2, 4, and 6 to the consolidated financial statements, the Company classified $3.49 billion of its debt and equity investments as Level 3 in the fair value hierarchy as of December 31, 2024 as the fair value of such investments was measured using unobservable inputs. The Company typically determines the fair value of performing debt investments utilizing a yield analysis where a price is ascribed for each investment based upon an assessment of market yields for similar investments and, for its equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization or some combination thereof and comparable market transactions.

We identified the assessment of the fair value of certain Level 3 debt and equity investments as a critical audit matter because evaluating the assumptions used to measure fair value involved subjective auditor judgment and changes in these assumptions could have had a significant impact on the investments’ estimated fair value. Specifically, the assumptions related to market yields for investments with similar terms and risks used in yield analyses, comparable financial performance multiples, and expected lives used in discounted cash flow analyses required subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s investment valuation process, including controls related to the determination of the market yields, financial performance multiples, and expected lives used to estimate the fair value of investments. We assessed the Company’s market yield assumptions used to measure the fair value of its Level 3 investments by comparing such yields to third-party market and industry data for a selection of investments. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, evaluated the Company’s estimate of fair value by developing an independent estimate of fair value through the use of relevant market information to develop a range of comparable financial performance multiples and market yield assumptions. We evaluated the Company’s ability to estimate fair value by comparing prior period values to prices of transactions occurring subsequent to the prior period valuation date.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York
February 13, 2025

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,450,644 and $3,172,853, respectively)	$3,453,317	$3,223,152
Controlled, affiliated investments (amortized cost of $88,509 and $78,159, respectively)	65,095	59,913
Total investments at fair value (amortized cost of $3,539,153 and $3,251,012, respectively)	3,518,412	3,283,065
Cash and cash equivalents (restricted cash of $22,362 and $23,979, respectively)	27,328	25,196
Interest receivable	30,518	27,969
Prepaid expenses and other assets	5,967	7,578
Total Assets	$3,582,225	$3,343,808
Liabilities
Debt (net of deferred financing costs of $23,837 and $21,930, respectively)	$1,901,142	$1,780,307
Management fees payable to affiliate	12,953	11,962
Incentive fees on net investment income payable to affiliate	12,013	11,451
Incentive fees on net capital gains accrued to affiliate	5,071	10,446
Other payables to affiliate	3,635	2,802
Other liabilities	39,882	30,465
Total Liabilities	1,974,696	1,847,433
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 94,325,686 and 88,493,749 shares issued, respectively; and 93,661,436 and 87,829,499 shares outstanding, respectively	943	885
Additional paid-in capital	1,519,337	1,405,173
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	97,708	100,776
Total Net Assets	1,607,529	1,496,375
Total Liabilities and Net Assets	$3,582,225	$3,343,808
Net Asset Value Per Share	$17.16	$17.04

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$413,547	$391,343	$279,857
Paid-in-kind interest income	29,335	19,679	12,585
Dividend income	11,678	4,181	2,159
Other income	18,525	15,122	9,502
Total investment income from non-controlled, non-affiliated investments	473,085	430,325	304,103
Investment income from non-controlled, affiliated investments:
Interest from investments	—	—	133
Total investment income from non-controlled, affiliated investments	—	—	133
Investment income from controlled, affiliated investments:
Interest from investments	9,428	7,756	5,064
Other income	13	6	5
Total investment income from controlled, affiliated investments	9,441	7,762	5,069
Total Investment Income	482,526	438,087	309,305
Expenses
Interest	154,145	133,731	62,991
Management fees	51,786	46,382	39,900
Incentive fees on net investment income	45,530	42,590	33,401
Incentive fees on net capital gains	(5,375)	4,382	(8,864)
Professional fees	7,546	7,323	7,192
Directors’ fees	877	806	736
Other general and administrative	5,522	5,280	5,427
Total expenses	260,031	240,494	140,783
Management and incentive fees waived (Note 3)	(1,466)	(1,171)	(427)
Net Expenses	258,565	239,323	140,356
Net Investment Income Before Income Taxes	223,961	198,764	168,949
Income taxes, including excise taxes	3,944	2,365	2,622
Net Investment Income	220,017	196,399	166,327
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(47,625)	40,571	(70,085)
Non-controlled, affiliated investments	—	—	(14,350)
Controlled, affiliated investments	(5,169)	(21,717)	8,054
Translation of other assets and liabilities in foreign currencies	13,379	(6,393)	8,721
Interest rate swaps	—	174	(6,748)
Income tax provision	(2,609)	556	(561)
Total net change in unrealized gains (losses)	(42,024)	13,191	(74,969)
Realized gains (losses):
Non-controlled, non-affiliated investments	9,037	12,095	1,072
Non-controlled, affiliated investments	—	158	13,608
Controlled, affiliated investments	—	—	55
Interest rate swaps	—	—	2,251
Foreign currency transactions	(464)	180	(291)
Total net realized gains (losses)	8,573	12,433	16,695
Total Net Unrealized and Realized Gains (Losses)	(33,451)	25,624	(58,274)
Increase (Decrease) in Net Assets Resulting from Operations	$186,566	$222,023	$108,053
Earnings per common share—basic and diluted	$2.03	$2.61	$1.38
Weighted average shares of common stock outstanding—basic and diluted	92,035,165	85,131,264	78,197,826

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($40,134 par, due 2/2031)	2/13/2024	SOFR + 5.75%	10.27%	$39,707	$40,256	2.5%
Business Services
Alpha Midco, Inc. (3)(5)	First-lien loan ($69,624 par, due 8/2028)	8/15/2019	SOFR + 6.88%	11.20%	69,361	69,975	4.4%
Artisan Bidco, Inc.(3)	First-lien loan ($38,830 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.39%	38,090	38,830	2.5%
	First-lien loan (EUR 17,558 par, due 11/2029)	11/7/2023	E + 7.00%	10.05%	18,544	18,181 (EUR 17,558)	1.1%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($42,750 par, due 3/2031)	3/19/2024	SOFR + 6.50%	10.86%	42,029	42,513	2.6%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($36,231 par, due 10/2030)	4/18/2023	SOFR + 8.50%	13.13% PIK	35,456	36,955	2.3%
Crewline Buyer, Inc.(3)	First-lien loan ($58,384 par, due 11/2030)	11/8/2023	SOFR + 6.75%	11.11%	56,953	58,866	3.7%
Dye & Durham Corp. (3)(4)(9)	First-lien loan ($955 par, due 4/2031)	4/4/2024	SOFR + 4.10%	8.43%	941	964	0.1%
Elements Finco Limited (3)(4)	First-lien loan ($4,069 par, due 4/2031)	4/29/2024	SOFR + 4.97%	9.33% (incl. 1.97% PIK)	4,045	4,069	0.3%
	First-lien loan (GBP 10,275 par, due 4/2031)	4/29/2024	S + 5.25%	9.95% (incl. 2.25% PIK)	12,748	12,869 (GBP 10,275)	0.8%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($74,616 par, due 7/2027)	7/22/2021	SOFR + 7.60%	11.96%	73,874	74,616	4.6%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,597 par, due 5/2031)	5/24/2024	SOFR + 5.00%	9.52%	5,541	5,565	0.3%
Galileo Parent, Inc. (3)	First-lien loan ($64,093 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.08%	62,493	64,093	4.0%
	First-lien revolving loan ($4,615 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.08%	4,397	4,615	0.3%
Lynx BidCo (3)(4)	First-lien loan ($1,421 par, due 7/2031)	7/5/2024	SOFR + 7.11%	11.75% (incl. 5.61% PIK)	1,385	1,392	0.1%
	First-lien loan (EUR 597 par, due 7/2031)	7/5/2024	E + 7.11%	10.38% (incl. 5.61% PIK)	633	611 (EUR 590)	0.0%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($326 par, due 5/2029)	5/2/2022	SOFR + 4.50%	9.19%	326	302	0.0%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.06%	966	947 (EUR 915)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	9.12%	921	919 (EUR 887)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($6,899 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.62%	6,789	6,899	0.4%
	First-lien revolving loan ($275 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.59%	263	275	0.0%
Wrangler TopCo, LLC (3)	First-lien loan ($5,484 par, due 9/2029)	7/7/2023	SOFR + 6.00%	10.38%	5,369	5,553	0.3%
					441,124	449,009	28.0%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 7.00%	10.06%	6,928	7,650 (EUR 7,388)	0.6%
	First-lien loan (GBP 19,591 par, due 9/2028)	9/6/2022	S + 7.00%	11.70%	23,020	24,904 (GBP 19,885)	1.5%
	First-lien loan (NOK 7,428 par, due 9/2028)	9/6/2022	N + 7.00%	11.69%	711	664 (NOK 7,538)	0.0%
					30,659	33,218	2.1%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 5.75%	8.93%	34,915	34,157 (EUR 32,986)	2.1%
Babylon Finco Limited (3)(4)	First-lien loan ($1,557 par, due 1/2031)	1/26/2024	SOFR + 5.75%	10.37%	1,511	1,557	0.1%
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($39,386 par, due 10/2026)	1/27/2023	SOFR + 7.35%	11.71%	38,748	40,173	2.5%
	First-lien loan ($16,045 par, due 10/2026)	1/26/2024	SOFR + 6.25%	10.61%	15,768	16,594	1.0%
Celtra Technologies, Inc. (3)(5)	First-lien loan ($26,437 par, due 11/2026)	11/19/2021	SOFR + 5.75%	10.34%	26,075	26,503	1.7%
					117,017	118,984	7.4%

Education
Astra Acquisition Corp. (3)(14)	Second-lien loan ($40,302 par, due 10/2029)	10/22/2021	SOFR + 9.14%	13.47%	39,703	6,045	0.4%
Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($58,950 par, due 6/2026)	6/8/2021	SOFR + 5.60%	9.96%	58,535	58,950	3.7%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.86%	55,578	55,935	3.5%
	First-lien revolving loan ($4,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.81%	4,129	4,172	0.3%
Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 6.25%	10.66%	29,804	30,800	1.8%
Severin Acquisition, LLC (3)	First-lien loan ($15,046 par, due 10/2031)	10/1/2024	SOFR + 5.00%	9.36% (incl. 2.25% PIK)	15,028	15,046	0.9%
					202,777	170,948	10.6%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($26,962 par, due 9/2031)	9/30/2024	SOFR + 5.50%	9.75% (incl. 3.0% PIK)	26,672	26,811	1.7%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	8.51%	759	765 (EUR 739)	0.0%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($29,532 par, due 7/2029)	7/20/2023	SOFR + 6.25%	10.84%	28,681	29,827	1.9%
BlueSnap, Inc. (3)(5)	First-lien loan ($45,106 par, due 8/2025)	10/25/2019	SOFR + 9.15%	13.48%	44,928	44,749	2.8%
BTRS Holdings, Inc.(3)	First-lien loan ($48,983 par, due 12/2028)	12/16/2022	SOFR + 7.25%	11.61%	48,089	49,473	3.1%
	First-lien revolving loan ($1,807 par, due 12/2028)	12/16/2022	SOFR + 7.25%	11.76%	1,712	1,855	0.1%
CLGF Holdco 2, LLC(3)(4)	First-lien loan ($3,916 par, due 11/2027)	11/7/2023	SOFR + 8.50%	12.83%	3,860	3,926	0.2%
	Second-lien loan ($3,357 par, due 11/2028)	11/7/2023	SOFR + 12.00%	16.33%	3,150	3,357	0.2%
Fullsteam Operations, LLC(3)	First-lien loan ($40,048 par, due 11/2029)	11/27/2023	SOFR + 8.38%	12.89%	38,946	40,457	2.5%
GreenShoot BidCo B.V (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	8.66%	5,413	5,246 (EUR 5,066)	0.3%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,185 par, due 5/2027)	5/28/2021	SOFR + 4.65%	9.16%	1,154	1,191	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($18,290 par, due 5/2028)	5/28/2021	SOFR + 8.40%	12.91% PIK	18,111	18,290	1.1%
Passport Labs, Inc.	First-lien loan ($24,995, par, due 4/2026) (3)	4/28/2021	SOFR + 8.40%	12.91%	24,914	25,058	1.6%
	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	2,076	0.1%
TradingScreen, Inc. (3)(5)	First-lien loan ($55,528 par, due 4/2027)	4/30/2021	SOFR + 6.35%	10.93%	54,788	55,528	3.5%
	First-lien revolving loan ($899 par, due 5/2027)	11/1/2024	P + 5.25%	12.75%	876	899	0.1%
Volante Technologies, Inc.	First-lien loan ($3,072 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,049	3,141	0.2%
					279,516	285,838	17.8%
Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($70,154 par, due 11/2029)	11/23/2020	SOFR + 6.50%	11.01%	69,484	71,208	4.4%
	Second-lien loan ($6,596 par, due 1/2030)	1/23/2023	SOFR + 10.70%	15.33% PIK	6,488	6,745	0.4%
Edge Bidco B.V. (3)(4)(5)	First-lien loan (EUR 5,947 par, due 2/2029)	2/24/2023	E + 6.75%	9.43%	6,219	6,284 (EUR 6,068)	0.4%
Eventus Buyer, LLC (3)	First-lien loan ($25,900 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.86%	25,472	25,571	1.6%
	First-lien revolving loan ($467 par, due 11/2030)	11/1/2024	SOFR + 5.50%	10.03%	416	432	0.0%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	11.58%	68,543	69,928	4.4%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($18,133 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.61%	17,695	18,368	1.1%
SL Buyer Corp. (3)(5)	First-lien loan ($33,416 par, due 7/2029)	7/7/2023	SOFR + 7.75%	12.34%	32,264	33,215	2.1%
					226,581	231,751	14.4%
Hotel, Gaming and Leisure

ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	10.99%	63,983	65,162	4.1%
AVSC Holding Corp. (3)	First-lien loan ($45,167 par, due 12/2031)	12/5/2024	SOFR + 5.00%	9.36%	44,175	44,292	2.8%
Equinox Holdings, Inc.	First-lien loan ($49,590 par, due 3/2029)(3)	3/8/2024	SOFR + 8.25%	12.58% (incl. 4.13% PIK)	48,934	49,714	3.1%
	Second-lien loan ($2,347 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,297	2,388	0.1%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2025)	12/21/2018	SOFR + 9.65%	13.98%	28,594	28,823	1.8%
	First-lien revolving loan ($37,972 par, due 6/2025)	12/21/2018	SOFR + 9.65%	14.14%	37,972	36,144	2.2%
QSR Acquisition Co. (3)(5)	First-lien loan ($30,000 par, due 10/2030)	10/31/2024	SOFR + 5.25%	9.84%	29,461	29,550	1.8%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 4,494 par, due 4/2030)	4/10/2024	E + 7.25%	10.15% (incl. 3.88% PIK)	4,712	4,601 (EUR 4,443)	0.3%
					260,128	260,674	16.2%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($44,419 par, due 5/2026)	5/5/2021	SOFR + 7.65%	12.20%	43,982	44,532	2.7%
bswift, LLC (3)(5)	First-lien loan ($43,910 par, due 11/2028)	11/7/2022	SOFR + 6.38%	11.05%	43,029	44,569	2.8%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($21,899 par, due 1/2028)	1/31/2021	SOFR + 6.65%	11.28%	21,616	21,954	1.4%
	First-lien revolving loan (GBP 325 par, due 1/2028)	1/31/2021	S + 5.00%	9.70%	361	396 (GBP 316)	0.0%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 60,000 par, due 12/2026)	12/6/2021	B + 6.25%	10.73%	41,424	37,247 (AUD 60,158)	2.3%
HireVue, Inc.(3)	First-lien loan ($53,572 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.34%	52,335	54,240	3.4%
	First-lien revolving loan ($4,378 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.30%	4,233	4,464	0.3%
Madcap Software, Inc.(3)(5)	First-lien loan ($32,175 par, due 12/2026)	12/15/2023	SOFR + 6.10%	10.35%	31,657	32,175	2.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($70,465 par, due 5/2027)	5/3/2019	SOFR + 5.85%	10.18%	70,196	71,170	4.4%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($34,025 par, due 12/2026)	12/17/2021	SOFR + 7.15%	11.63%	33,466	34,025	2.1%
					342,299	344,772	21.4%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($5,319 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.01%	5,216	5,377	0.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($34,944 par, due 7/2030)	6/30/2023	SOFR + 5.75%	10.08%	34,152	35,449	2.2%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($40,663 par, due 10/2028)	10/1/2021	SOFR + 6.25%	10.77% (incl. 3.38% PIK)	40,222	40,774	2.5%
Coupa Holdings, LLC (3)	First-lien loan ($42,975 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.84%	42,097	43,722	2.7%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($58,898 par, due 6/2028)	6/17/2022	SOFR + 5.75%	10.11%	58,078	58,898	3.7%
EDB Parent, LLC (3)(5)	First-lien loan ($69,873 par, due 7/2028)	7/7/2022	SOFR + 6.75%	11.26%	68,832	69,349	4.3%
Flight Intermediate HoldCo, Inc.	First-lien loan ($40,000 par, due 4/2030)	10/3/2024	11.50%	11.50%	38,851	38,900	2.4%
Higher Logic, LLC (3)(5)	First-lien loan ($50,054 par, due 1/2025)	6/18/2018	SOFR + 6.25%	10.61%	50,047	50,054	3.1%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 80,225 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	9.16% (incl. 3.50% PIK)	7,557	7,238 (SEK 79,977)	0.5%
	First-lien loan (EUR 2,472 par, due 2/2031)	2/20/2024	E + 6.50%	9.87% (incl. 3.50% PIK)	2,636	2,554 (EUR 2,466)	0.2%
Kryptona BidCo US, LLC (3)	First-lien loan ($19,912 par, due 12/2031)	12/18/2024	SOFR + 5.75%	10.10%	19,472	19,526	1.2%
	First-lien loan (EUR 4,608 par, due 12/2031)	12/18/2024	E + 5.75%	8.61%	4,729	4,688 (EUR 4,527)	0.3%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($56,156 par, due 7/2028)	7/12/2022	SOFR + 7.50%	11.83%	55,388	56,437	3.5%
Lithium Technologies, LLC (3)(14)	First-lien loan ($61,483 par, due 1/2025)	10/3/2017	SOFR + 11.00%	15.59%	61,483	22,287	1.4%

Lucidworks, Inc. (3)(5)	First-lien loan ($9,477 par, due 2/2027)	2/11/2022	SOFR + 7.50%	11.86% (incl. 3.5% PIK)	9,477	9,501	0.6%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($43,214 par, due 6/2029)	6/20/2024	SOFR + 7.50%	11.85%	41,939	42,389	2.7%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($53,991 par, due 10/2028)	10/31/2022	SOFR + 6.50%	11.01%	52,542	54,678	3.4%
					587,502	556,444	34.7%
Manufacturing
Aptean, Inc. (3)	First-lien loan ($8,835 par, due 1/2031)	1/30/2024	SOFR + 5.00%	9.58%	8,748	8,860	0.6%
ASP Unifrax Holdings, Inc. (9)	First-lien loan ($3,449 par, due 9/2029)(3)	9/30/2024	SOFR + 7.75%	12.08% (incl. 4.75% PIK)	3,376	3,484	0.2%
	Second-lien note ($1,999 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,513	1,309	0.1%
Avalara, Inc. (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 6.25%	10.58%	37,889	38,955	2.4%
Heritage Environmental Services, Inc. (3)	First-lien loan ($12,284 par, due 1/2031)	1/31/2024	SOFR + 5.25%	9.84%	12,221	12,425	0.8%
	First-lien loan ($1,329 par, due 1/2031)	1/31/2024	SOFR + 5.00%	9.33%	1,323	1,329	0.1%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($16,340 par, due 9/2030)	9/7/2023	SOFR + 5.66%	9.99%	15,951	16,503	1.0%
	First-lien loan (EUR 4,851 par, due 9/2030)	9/7/2023	E + 5.66%	8.35%	5,071	5,074 (EUR 4,900)	0.3%
	First-lien loan (GBP 16,640 par, due 9/2030)	9/7/2023	S + 5.66%	10.36%	20,115	21,117 (GBP 16,861)	1.3%
Varinem German BidCo GMBH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.75%	9.42%	13,681	13,105 (EUR 12,656)	0.8%
					119,888	122,161	7.6%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($15,000 par, due 4/2027)	4/25/2022	SOFR + 6.50%	11.05%	14,781	15,000	0.9%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.46%	27,025	27,590	1.7%
Mach Natural Resources LP(3)(4)	First-lien loan ($4,625 par, due 12/2026)	12/28/2023	SOFR + 6.65%	10.98%	4,561	4,660	0.3%
TRP Assets, LLC (3)	First-lien loan ($54,834 par, due 12/2029)	12/20/2024	SOFR + 7.00%	11.33%	53,540	54,834	3.4%
					85,126	87,084	5.4%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($39,533 par, due 3/2027)	3/31/2021	SOFR + 5.50%	9.86%	39,244	39,533	2.5%
Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	8.43%	2,671	2,584 (EUR 2,496)	0.2%
Sky Bidco S.p.A.(3)(4)	First-lien note (EUR 6,368 par, due 10/2031)	10/29/2024	E + 5.25%	8.20%	6,671	6,415 (EUR 6,195)	0.4%
	First-lien note ($14,085 par, due 10/2031)	10/29/2024	SOFR + 5.25%	10.51%	13,810	13,838	0.8%
					62,396	62,370	3.9%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($19,737 par, due 5/2030)	5/13/2024	SOFR + 5.75%	10.08%	19,737	19,924	1.2%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($33,059 par, due 8/2031)	8/7/2024	15.00%	15.00%	32,758	44,133	2.7%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 17,985 par, due 12/2030)	12/11/2024	E + 7.25%	10.07%	18,396	18,204 (EUR 17,580)	1.1%
	First-lien loan (GBP 9,953 par, due 6/2030)	12/11/2024	S + 7.25%	11.95%	12,367	12,129 (GBP 9,684)	0.9%
					83,258	94,390	5.9%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 675 par, due 8/2030)	8/9/2024	S + 6.25%	10.95% (incl. 3.00% PIK)	836	836 (GBP 667)	0.1%
Retail and Consumer Products
Acosta (3)(9)	First-lien loan ($10,000 par, due 8/2031)	8/20/2024	SOFR + 5.60%	10.12%	9,806	9,925	0.6%
American Achievement, Corp. (3)(14)	First-lien loan ($26,864 par, due 9/2026)	9/30/2015	SOFR + 7.35%	11.90% (incl. 11.40% PIK)	26,042	20,551	1.3%

	First-lien loan ($1,341 par, due 9/2026)	6/10/2021	SOFR + 15.10%	19.65% (incl. 19.15% PIK)	1,341	101	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	5.74%	545	59	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($8,994 par, due 8/2027)	9/2/2022	SOFR + 9.90%	14.26%	8,856	8,229	0.5%
	Roll Up DIP term loan ($24,924 par)	4/24/2023	SOFR + 7.90%	12.26% PIK	24,924	22,806	1.5%
	Super-Priority DIP term loan ($3,988 par)	4/24/2023	SOFR + 7.90%	12.26%	3,988	3,649	0.2%
Belk, Inc. (3)	First-lien loan ($49,375 par, due 7/2029)	7/22/2024	SOFR + 7.00%	11.51%	48,637	49,005	3.0%
Cordance Operations, LLC (3)	First-lien loan ($60,781 par, due 7/2028)	7/25/2022	SOFR + 9.25%	13.51%	59,808	61,428	3.8%
Neuintel, LLC (3)(5)	First-lien loan ($55,038 par, due 12/2026)	12/20/2021	SOFR + 6.85%	11.21%	54,520	55,176	3.4%
PDI TA Holdings, Inc. (3)	First-lien loan ($18,133 par, due 2/2031)	2/1/2024	SOFR + 5.50%	10.09%	17,854	18,241	1.1%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,378 par, due 7/2029)	7/11/2023	E + 6.25%	9.47% (incl. 3.00% PIK)	7,885	7,685 (EUR 7,422)	0.5%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($69,218 par, due 12/2027)	12/1/2021	SOFR + 6.90%	11.56%	68,671	69,045	4.3%
	First-lien revolving loan ($2,454 par, due 12/2027)	12/1/2021	P + 6.75%	14.25%	2,408	2,444	0.2%
					335,285	328,344	20.4%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($3,635 par, due 3/2028)	3/26/2024	SOFR + 5.25%	9.81%	3,581	3,610	0.2%
Marcura Equities LTD (3)(4)	First-lien loan ($33,874 par, due 8/2029)	8/11/2023	SOFR + 7.00%	11.33%	33,030	34,189	2.1%
	First-lien revolving loan ($2,333 par, due 8/2029)	8/11/2023	SOFR + 7.00%	11.33%	2,269	2,358	0.1%
Project44, Inc. (3)(5)	First-lien loan ($54,824 par, due 11/2027)	11/12/2021	SOFR + 6.35%	10.75%	54,087	54,824	3.4%
Shiftmove GMBH (3)(4)(5)	First-lien loan (EUR 31,875 par, due 9/2030)	9/30/2024	E + 6.00%	8.68%	34,509	32,191 (EUR 31,088)	2.1%
					127,476	127,172	7.9%
Total Debt Investments					3,388,244	3,361,439	209.2%

Equity and Other Investments
Automotive
Clarience Technologies, LLC (11)(12)	Class A Units (333 units)	2/12/2024			820	820	0.1%
Business Services
Artisan Topco LP(11)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	1,773	0.1%
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	1,552 (CAD 2,232)	0.1%
Insight Hideaway Aggregator, L.P. (11)(12)	Partnership Interest (329,861 units)	3/19/2024			3,299	3,299	0.3%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,247	3,751	0.3%
Newark FP Co-Invest, L.P.(11)	Partnership (2,527,719 units)	11/8/2023			2,532	2,254	0.1%
ReliaQuest, LLC (13)	Class A-1 Units (637,713 units) (11)	11/23/2021			1,120	1,658	0.1%
	Class A-2 Units (10,611 units) (11)(12)	6/21/2022			23	35	0.0%
	Class A-3 Units (16,957 units) (11)	11/10/2023			36	53	0.0%
	Series A Preferred Stock (1,667 units) (3)	12/20/2023	SOFR + 12.00%	16.60% PIK	1,817	1,989	0.1%
	Warrants (90,634 warrants) (11)	12/20/2023			102	126	0.0%
Sprinklr, Inc. (10)(11)	Common Shares (283,499 shares)	6/24/2021			2,445	2,395	0.1%
Warrior TopCo LP	Class A Units (423,729 units)	7/7/2023			424	604	0.0%
					23,071	19,489	1.2%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%

IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	1,535	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	1,653	0.1%
	Series C Warrants (280,000 warrants)	2/28/2020			183	—	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					6,174	4,438	0.3%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	—	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,522	2,830	0.2%
RMCF IV CIV XXXV, LP. (11)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,625	0.1%
					9,777	4,455	0.3%
Financial Services
AF Eagle Parent, L.P.(11)	Partnership Units (121,329 units)	11/27/2023			4,091	4,684	0.3%
CLGF Holdings, L.P.(4)(11)	Warrants (334,682 warrants)	11/7/2023			183	330	0.0%
Newport Parent Holdings, L.P. (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	12,802	0.9%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	4	0.0%
Passport Labs, Inc. (11)	Warrants (17,534 warrants)	4/28/2021			192	—	0.0%
TradingScreen, Inc. (13)	Class A Units (600,000 units) (11)	5/14/2021			600	600	0.0%
	Class AA Units (19,093 units) (12)	11/1/2024	20.00%	20.00%	38	38	0.0%
					9,287	18,458	1.2%
Healthcare
Caris Life Sciences, Inc. (11)	Series C Preferred Shares (1,915,114 shares)	10/13/2020			3,500	8,137	0.5%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	9,924	0.6%
	Warrants (633,376 warrants)	9/21/2018			192	1,672	0.1%
	Warrants (569,991 warrants)	4/2/2020			250	1,321	0.1%
Merative Topco L.P. (11)	Class A-1 Units (989,691 units)	6/30/2022			9,897	9,600	0.6%
Raptor US Buyer II Corp. (11)	Ordinary Shares (13,176 shares)	3/24/2023			2,033	1,830	0.1%
					25,922	32,484	2.0%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(11)	Class A Units (33,790,171 units)	12/21/2018			21,842	85	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	128	0.0%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,848	0.3%
bswift, LLC (11)	Class A-1 Units (2,393,509 units)	11/7/2022			2,393	5,062	0.3%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020			1,347	2,148	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,819 (AUD 4,552)	0.2%
					9,654	14,877	0.9%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	10,870	0.7%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	4,297	0.4%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	776	0.0%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	2,400	0.1%
	Series C-2 Preferred Shares (27,588 shares)	11/18/2022			198	317	0.0%
SMA Technologies Holdings, LLC (11)(12)	Class A Units (1,584 units)	11/21/2022			1,584	2,297	0.1%
	Class B Units (1,124,813 units)	11/21/2022			68	99	0.0%
					17,981	21,056	1.3%
Marketing Services

Validity, Inc. (11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	10,752	0.8%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)	Preferred Units (13,355 units)	6/30/2022			—	2,137	0.2%
TRP Assets, LLC (13)	Partnership Interest (1.89% ownership)	8/25/2022			8,820	7,475	0.5%
					8,820	9,612	0.7%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	Warrants (14,256 warrants)	8/5/2020			1,029	—	0.0%
Elysium BidCo Limited (4)(11)(12)	Convertible Preference Shares (4,976,563 Shares)	12/11/2024			6,341	6,341 (GBP 5,063)	0.4%
					7,370	6,341	0.4%
Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (996,958 Certificates)	1/30/2021			1,751	11,963	0.8%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/20/2021			3,000	578	0.0%
					4,751	12,591	0.8%
Structured Credit
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(9)	Structured Credit ($1,500 par, due 7/2034)	8/17/2022	SOFR + 6.76%	11.41%	1,500	1,472	0.1%
					1,500	1,472	0.1%
Total Equity and Other Investments					150,909	156,973	9.7%
Total Investments					$3,539,153	$3,518,412	218.9%

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	$300,000	$(17,618)	$—	$8,493
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	(1,377)	—	(6,057)
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	(5,243)	—	(5,243)
Total Hedge Accounting Swaps				950,000	(24,238)	—	(2,807)
Cash collateral				—	46,601	—	—
Total derivatives				$950,000	$22,363	$—	$(2,807)

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

(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average ("SONIA"), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 16.5% of total assets as of December 31, 2024.
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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2024 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2024

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2024	Other Income	Interest Income
IRGSE Holding Corp.	$59,913	$10,351	$—	$(5,169)	$—	$—	$65,095	$13	$9,428
Total	$59,913	$10,351	$—	$(5,169)	$—	$—	$65,095	$13	$9,428

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

(7)
As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $3,535,963 resulting in estimated gross unrealized gains and losses of $207,435 and $216,975, respectively.
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
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $12,926, or 0.8% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of December 31, 2024.
(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $13.7 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s consolidated balance sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the
Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average ("SONIA"), Canadian Dollar Offered Rate (“CDOR” or “C”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2021	75,771,542	$761	296,044	$(4,291)	$1,189,275	$90,103	$1,275,848
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	166,327	166,327
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(74,969)	(74,969)
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	16,695	16,695
Increase (decrease) in net assets resulting from capital share transactions
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—	—	—
Common stock issued in settlement of convertible notes	4,360,125	44	—	—	77,598	—	77,642
Purchases of treasury stock	(368,206)	—	368,206	(6,168)	—	—	(6,168)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,625,826	16	—	—	30,500	—	30,516
Dividends declared from distributable earnings	—	—	—	—	—	(144,322)	(144,322)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(2,622)	2,622	—
Balance at December 31, 2022	81,389,287	$821	664,250	$(10,459)	$1,294,751	$56,456	$1,341,569
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	196,399	196,399
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	13,191	13,191
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	12,433	12,433
Increase (decrease) in net assets resulting from capital share transactions
Issuance of common stock, net of offering and underwriting costs	5,175,000	52	—	—	89,152	—	89,204
Common stock issued in settlement of convertible notes	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,265,212	12	—	—	23,533	—	23,545
Dividends declared from distributable earnings	—	—	—	—	—	(179,966)	(179,966)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(2,263)	2,263	—
Balance at December 31, 2023	87,829,499	$885	664,250	$(10,459)	$1,405,173	$100,776	$1,496,375
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	220,017	220,017
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(42,024)	(42,024)
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	8,573	8,573
Increase (decrease) in net assets resulting from capital share transactions
Issuance of common stock, net of offering and underwriting costs	4,600,000	46	—	—	93,262	—	93,308
Common stock issued in settlement of convertible notes	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,231,937	12	—	—	24,711	—	24,723
Dividends declared from distributable earnings	—	—	—	—	—	(193,443)	(193,443)
Tax reclassification of stockholders' equity in accordance with GAAP (1)	—	—	—	—	(3,809)	3,809	—
Balance at December 31, 2024	93,661,436	$943	664,250	$(10,459)	$1,519,337	$97,708	$1,607,529

(1)
The Company changed its tax year end from March 31st to December 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$186,566	$222,023	$108,053
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	52,794	(18,854)	76,381
Net change in unrealized (gains) losses on foreign currency transactions	(13,379)	6,393	(8,721)
Net change in unrealized (gains) losses on interest rate swaps	—	(174)	6,748
Net realized (gains) losses on investments	(9,037)	(12,253)	(14,735)
Net realized (gains) losses on foreign currency transactions	(610)	(335)	509
Net realized (gains) losses on interest rate swaps	—	—	(2,251)
Net amortization of discount on investments	(21,101)	(17,596)	(19,387)
Amortization of deferred financing costs	6,903	5,245	5,683
Amortization of discount on debt	1,614	899	766
Purchases and originations of investments, net	(1,096,140)	(943,451)	(995,620)
Proceeds from investments, net	85,224	42,152	23,468
Repayments on investments	778,177	472,536	675,787
Paid-in-kind interest	(29,612)	(18,161)	(12,881)
Changes in operating assets and liabilities:
Interest receivable	(2,826)	(7,605)	(8,430)
Interest receivable paid-in-kind	277	(1,518)	359
Prepaid expenses and other assets	1,628	(3,049)	(1,011)
Management fees payable to affiliate	991	1,436	1,146
Incentive fees on net investment income payable to affiliate	562	533	1,129
Incentive fees on net capital gains accrued to affiliate	(5,375)	4,382	(8,864)
Payable to affiliate	833	(463)	116
Other liabilities	17,020	31,072	(52,777)
Net Cash Provided by (Used in) Operating Activities	(45,491)	(236,788)	(224,532)
Cash Flows from Financing Activities
Borrowings on debt	1,784,906	1,546,233	1,329,868
Repayments on debt	(1,653,061)	(1,233,264)	(918,113)
Deferred financing costs	(8,810)	(9,415)	(4,296)
Proceeds from issuance of common stock, net of offering and underwriting costs	93,308	89,204	—
Conversion of convertible notes	—	—	(22,348)
Purchases of treasury stock	—	—	(6,168)
Dividends paid to stockholders	(168,720)	(156,421)	(144,731)
Net Cash Provided by (Used in) Financing Activities	47,623	236,337	234,212
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	2,132	(451)	9,680
Cash, cash equivalents, and restricted cash, beginning of period	25,196	25,647	15,967
Cash, Cash Equivalents, and Restricted Cash, End of Period	$27,328	$25,196	$25,647
Supplemental Information:
Interest paid during the period	$139,783	$119,396	$55,584
Excise and other taxes paid during the period	$2,280	$2,437	$1,672
Dividends declared during the period	$193,443	$179,966	$144,322

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$24,723	$23,545	$30,516
Common stock issued in settlement of convertible notes during the period	—	—	$77,642

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At December 31, 2024, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s 2023, 2022 and 2021 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the calendar years ended December 31, 2024, December 31, 2023 and December 31, 2022 we recorded a net expense of $3.9 million, $2.4 million and $2.6 million, respectively, for U.S. federal excise tax and other taxes.

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

Segment Reporting

The Company has one reportable segment: Investment Activity. The Investment Activity segment generates revenue primarily in the form of interest income from the investments it holds. In addition, the Company may generate income from dividends on equity investments, capital gains on the sale of investments and various loan origination and other fees.

The Company’s chief operating decision maker (the “CODM”) is comprised of the senior executive committee that includes the Chief Executive Officer, President, Chief Financial Officer, and the Deputy Chief Financial Officer.

The CODM uses the net increase (decrease) in net assets resulting from operations to evaluate income generated from segment investment activities. The evaluation and assessment of this metric is used in implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio.

The accounting policies of the Investment Activity segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and determines how to allocate resources based on the net increase (decrease) in net assets resulting from operations that also is reported on the consolidated statement of operations. Significant segment expenses are reported as total expenses on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheet as total assets.

Recent Accounting Standards and Regulatory Updates

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.

In December 2024, the FASB issued ASU No. 2024-04, "Debt with Conversion and Other Options (Subtopic 470): Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.

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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred expenses of $3.9 million, $3.2 million and $3.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, Management Fees (gross of waivers) were $51.8 million, $46.4 million and $39.9 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, Management Fees of $1.5 million, $1.2 million, and $0.4 million, respectively, have been waived pursuant to the Leverage Waiver.

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

2.
The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from the Company’s inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital losses. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. The Company accrues, but does not pay, a Capital Gains Fee with respect to unrealized capital gains because a Capital Gains Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the IPO, the portion of the Company’s realized capital gains that accrued prior to March 31, 2014, is subject to an Incentive Fee rate of 15% and the portion of the Company’s realized capital gains that accrued beginning April 1, 2014 is subject to an Incentive Fee rate of 17.5%. In the determination of the second component of the Incentive Fee, any unrealized gains or losses specifically related to the foreign currency denominated borrowings of non-US dollar denominated investments is offset against any associated unrealized gains or losses related to foreign currency denominated investments. As of March 31, 2020, there are no remaining investments that were made prior to April 1, 2014, and as a result, the Incentive Fee rate of 17.5% is applicable to any future realized capital gains.

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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, Incentive Fees were $40.2 million, $47.0 million and $24.5 million, respectively, of which $45.5 million, $42.6 million, and $33.4 million, respectively, were realized and payable to the Adviser. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, $(5.4) million, $4.4 million, and $(8.9) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2024, December 31, 2023 and December 31, 2022, these accrued Incentive Fees are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$3,298,006	$3,302,504	$4,498
Second-lien debt investments	53,151	19,844	(33,307)
Mezzanine debt investments	37,087	39,091	2,004
Equity and other investments	149,409	155,501	6,092
Structured credit investments	1,500	1,472	(28)
Total Investments	$3,539,153	$3,518,412	$(20,741)

	December 31, 2023
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,956,079	$2,996,177	$40,098
Second-lien debt investments	51,423	35,975	(15,448)
Mezzanine debt investments	38,022	39,471	1,449
Equity and other investments	152,623	155,600	2,977
Structured credit investments	52,865	55,842	2,977
Total Investments	$3,251,012	$3,283,065	$32,053

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2024 and December 31, 2023 is as follows:

	December 31, 2024	December 31, 2023
Automotive	1.2%	1.3%
Business Services	13.3%	18.0%
Chemicals	0.9%	0.8%
Communications	3.5%	3.3%
Education	5.0%	5.3%
Electronics	0.8%	—
Financial Services	8.6%	11.1%
Healthcare	7.5%	8.9%
Hotel, Gaming and Leisure	7.4%	3.7%
Human Resource Support Services	10.2%	11.2%
Insurance	0.2%	0.1%
Internet Services	16.4%	15.1%
Manufacturing	3.5%	2.5%
Marketing Services	0.3%	0.3%
Office Products	0.4%	0.5%
Oil, Gas and Consumable Fuels	2.7%	4.7%
Other	1.9%	2.9%
Pharmaceuticals	2.9%	—
Real Estate (1)	0.0%	—
Retail and Consumer Products	9.7%	8.2%
Transportation	3.6%	2.1%
Total	100.0%	100.0%
(1)
Value sums to less than 0.1%

The geographic composition of investments at fair value at December 31, 2024 and December 31, 2023 is as follows:

	December 31, 2024	December 31, 2023
United States
Midwest	14.3%	10.7%
Northeast	21.7%	25.4%
South	20.6%	20.7%
West	28.8%	32.0%
Australia	1.1%	1.8%
Canada	3.1%	4.5%
Finland (1)	0.0%	0.0%
France	0.1%	—
Germany	1.7%	0.3%
Italy	0.6%	—
Luxembourg	—	0.1%
Netherlands	0.3%	0.1%
Norway	2.8%	1.5%
Sweden	0.3%	—
United Kingdom	4.6%	2.9%
Total	100.0%	100.0%
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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the year ended December 31, 2024 and December 31, 2023:

			For the Year Ended December 31, 2024
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	11/1/2024	$—	$(20,226)	$9,881	$(10,345)
Interest rate swap (1)	11/1/2024	—	(3,449)	1,647	(1,802)
Interest rate swap (1)	11/1/2024	—	(82)	169	87
Interest rate swap	8/1/2026	300,000	(22,448)	7,500	(14,948)
Interest rate swap	8/14/2028	300,000	(24,956)	20,850	(4,106)
Interest rate swap	3/1/2029	350,000	(25,540)	20,187	(5,353)
Total		$950,000	$(96,701)	$60,234	$(36,467)

(1)
As of December 31, 2024, these interest rate swaps had either matured or been terminated due to repayment of the underlying
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

For the years ended December 31, 2024 and December 31, 2023, the Company recognized no net change in unrealized gains or losses and a $0.1 million net change in unrealized gains, respectively, on interest rate swaps not designated as hedging instruments in the Consolidated Statement of Operations related to the swap transactions. For the year ended December 31, 2024, the Company recognized a $7.6 million net change in gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the year ended December 31, 2023 the Company recognized a $23.2 million net change in gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the years ended December 31, 2024 and December 31, 2023, the Company recognized no net realized gain or loss on interest rate swaps. For the years ended December 31, 2024 and December 31, 2023, this amount is offset by an increase of $10.4 million and $9.0 million, respectively, for a change in the carrying value of the 2024 Notes, for the years ended December 31, 2024 and December 31, 2023, an increase of $8.5 million and $9.6 million, respectively, for a change in carrying value of the 2026 Notes and for the years ended December 31, 2024 and December 31, 2023, a decrease of $(6.1) million and an increase of $4.7 million, respectively, for a change in carrying value of the 2028 Notes. For the year ended December 31, 2024 this amount is offset by an decrease of $(5.2) million for a change in carrying value of the 2029 Notes.

As of December 31, 2024, the swap transactions had a fair value of $(24.2) million, which is netted against cash collateral of $46.6 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2024, the derivatives had a fair value of $22.4 million. As of December 31, 2023, the swap transactions had a fair value of $(31.8) million, which is netted against cash collateral of $55.8 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2023, the derivatives had a fair value of $24.0 million.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2024 and December 31, 2023:

	Fair Value Hierarchy at December 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$14,675	$3,287,829	$3,302,504
Second-lien debt investments	—	1,309	18,535	19,844
Mezzanine debt investments	—	—	39,091	39,091
Equity and other investments	3,952	11,963	139,586	155,501
Structured credit investments	—	1,472	—	1,472
Total investments at fair value	$3,952	$29,419	$3,485,041	$3,518,412
Interest rate swaps	—	(24,238)	—	(24,238)
Total	$3,952	$5,181	$3,485,041	$3,494,174

	Fair Value Hierarchy at December 31, 2023
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$2,391	$2,993,786	$2,996,177
Second-lien debt investments	—	—	35,975	35,975
Mezzanine debt investments	—	606	38,865	39,471
Equity and other investments	5,180	10,089	140,331	155,600
Structured credit investments	—	55,842	—	55,842
Total investments at fair value	$5,180	$68,928	$3,208,957	$3,283,065
Interest rate swaps	—	(31,840)	—	(31,840)
Total	$5,180	$37,088	$3,208,957	$3,251,225

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2024 and December 31, 2023:

	As of and for the Year Ended
	December 31, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,993,786	$35,975	$38,865	$140,331	$3,208,957
Purchases or originations	1,064,366	2,004	—	10,935	1,077,305
Repayments / redemptions	(764,592)	(3,177)	(4,880)	—	(772,649)
Sales Proceeds	(9,110)	—	—	(18,089)	(27,199)
Paid-in-kind interest	23,519	1,255	4,476	315	29,565
Net change in unrealized gains (losses)	(35,815)	(17,656)	528	1,360	(51,583)
Net realized gains (losses)	(4,371)	—	—	4,734	363
Net amortization of discount on securities	20,046	134	102	—	20,282
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$3,287,829	$18,535	$39,091	$139,586	$3,485,041

	As of and for the Year Ended
	December 31, 2023
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,495,959	$40,762	$10,158	$147,059	$2,693,938
Purchases or originations	887,495	7,961	30,197	13,709	939,362
Repayments / redemptions	—	—	—	(11,217)	(11,217)
Sale Proceeds	(472,044)	—	(102)	—	(472,146)
Paid-in-kind interest	15,296	623	2,242	—	18,161
Net change in unrealized gains (losses)	51,240	(13,467)	(1,186)	(20,917)	15,670
Net realized gains (losses)	(487)	—	—	8,466	7,979
Net amortization of discount on securities	16,327	96	56	—	16,479
Transfers within Level 3	—	—	(2,500)	2,500	—
Transfers into (out of) Level 3	—	—	—	731	731
Balance, End of Period	$2,993,786	$35,975	$38,865	$140,331	$3,208,957

Certain of the Company's investment positions in Copper Bidco, LLC were transferred into Level 3 from Level 2 for fair value measurement purposes during the year ended December 31, 2023, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2024 and December 31, 2023:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Year Ended	for the Year Ended
	December 31, 2024 on	December 31, 2023 on
	Investments Held at	Investments Held at
	December 31, 2024	December 31, 2023
First-lien debt investments	$(29,217)	$55,032
Second-lien debt investments	(17,656)	(13,467)
Mezzanine debt investments	528	2,060
Equity and other investments	1,360	(12,834)
Total	$(44,985)	$30,791

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of December 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2024
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$3,287,829	Income approach (1)	Discount rate	7.7% — 17.7% (12.1%)	Decrease
Second-lien debt investments	18,535	Income approach (2)	Discount rate	14.6% — 18.1% (15.6%)	Decrease
Mezzanine debt investments	39,091	Income approach (3)	Discount rate	12.2% — 22.5% (12.7%)	Decrease
Equity and other investments	139,586	Market Multiple (4)	Comparable multiple	2.3x — 20.0x (7.8x)	Increase
Total	$3,485,041

(1)
Includes $199.4 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $6.0 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(4)
Includes $13.6 million of equity investments which were valued using an asset valuation waterfall, $0.5 million of equity investments using a Black-Scholes model, $20.4 million of equity investments using a discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2024 and December 31, 2023, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2024 Notes	$—	$—	$347,500	$340,862
2026 Notes	300,000	287,911	300,000	273,410
2028 Notes	300,000	312,012	300,000	309,420
2029 Notes	350,000	354,338	—	—
Total	$950,000	$954,261	$947,500	$923,692

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

As of December 31, 2024, aggregate commitments under the facility were $1.7 billion. The facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility to up to $2.0 billion.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2024, the Company had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 62.4 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 80.2 million and Euro (EUR) of 167.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above. As of December 31, 2023, the Company had outstanding debt denominated in Australian dollars (AUD) of 66.4 million, British pounds (GBP) of 32.3 million, Canadian dollars (CAD) of 96.8 million, and Euro (EUR) of 57.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2024 and December 31, 2023, the Company had $21.8 million and $0.2 million outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of December 31, 2024 and December 31, 2023, the Company was in compliance with the terms of the Revolving Credit Facility.

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

2024 Notes

In November 2019, we issued $300.0 million aggregate principal amount of unsecured notes that matured on November 1, 2024 (the “2024 Notes”). The principal amount of the 2024 Notes was payable at maturity. The 2024 Notes bear interest at a rate of 3.875% per year, payable semi-annually commencing on May 1, 2020, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts, offering costs and original issue discount were $292.9 million. We used the net proceeds of the 2024 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023 the effective hedge interest rate swaps had a fair value of $(17.6) million and $(26.1) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023 the effective hedge interest rate swaps had a fair value of $(1.4) million and $4.7 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the effective hedge interest rate swaps had a fair value of $(5.2) million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the components of interest expense related to the 2023 Notes, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$60,116	$29,294	$27,716
Accretion of original issue discount	1,614	899	766
Amortization of deferred financing costs	3,409	2,131	2,408
Total Interest Expense	$65,139	$32,324	$30,890

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company received $60.2 million, $29.5 million, and $27.9 million, respectively, and paid $96.7 million, $58.5 million and $31.4 million, respectively, related to the settlements of its interest rate swaps related to the 2023 Notes, 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. These net amounts are included in interest expense in the Company’s Consolidated Statements of Operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2024, the components of the carrying value of the 2026 Notes, 2028 Notes and 2029 Notes and the stated interest rates were as follows:

	December 31, 2024
	2026 Notes	2028 Notes	2029 Notes
Principal amount of debt	$300,000	$300,000	$350,000
Original issue discount, net of accretion	(666)	(1,357)	(2,819)
Deferred financing costs	(1,182)	(3,127)	(4,093)
Fair value of an effective hedge	(17,618)	(1,377)	(5,243)
Carrying value of debt	$280,534	$294,139	$337,845
Stated interest rate	2.50%	6.95%	6.13%

As of December 31, 2023, the components of the carrying value of the 2024 Notes, 2026 Notes and 2028 Notes and the stated interest rates were as follows:

	December 31, 2023
	2024 Notes	2026 Notes	2028 Notes
Principal amount of debt	$347,500	$300,000	$300,000
Original issue discount, net of accretion	(335)	(1,072)	(1,675)
Deferred financing costs	(852)	(1,932)	(3,994)
Fair value of an effective hedge	(10,409)	(26,111)	4,680
Carrying value of debt	$335,904	$270,885	$299,011
Stated interest rate	3.88%	2.50%	6.95%

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of December 31, 2024, the Company's swap-adjusted interest rate on the 2026 Notes, 2028 Notes and 2029 Notes was SOFR plus 2.17%, 2.99% and 2.44%, respectively. As of December 31, 2023, the Company's swap-adjusted interest rate on the 2024 Notes, 2026 Notes and 2028 Notes was SOFR plus 2.54% (on a weighted average basis), 2.17%, and 2.99%, respectively.

As of December 31, 2024, the Company was in compliance with the terms of the indentures governing the 2026 Notes, 2028 Notes and 2029 Notes. As of December 31, 2023, the Company was in compliance with the terms of the indentures governing the 2024 Notes, 2026 Notes and 2028 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 182.5% and 181.6% respectively.

Debt obligations consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,700,000	$1,004,058	$674,190	$988,624
2026 Notes	300,000	300,000	—	280,534
2028 Notes	300,000	300,000	—	294,139
2029 Notes	350,000	350,000	—	337,845
Total Debt	$2,650,000	$1,954,058	$674,190	$1,901,142

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes and 2029 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $15.4 million, $1.8 million, $4.5 million and $6.9 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes and 2029 Notes are presented inclusive of an incremental $(17.6) million, $(1.4) million and $(5.2) million, respectively, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes and 2029 Notes, each resulting from a hedge accounting relationship.

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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$105,155	$95,496	$49,897
Commitment fees	4,006	2,852	4,075
Amortization of deferred financing costs	6,903	5,245	5,683
Accretion of original issue discount	1,614	899	766
Swap settlement	36,467	29,239	2,570
Total Interest Expense	$154,145	$133,731	$62,991
Average debt outstanding (in millions)	$1,882.7	$1,705.6	$1,342.0
Weighted average interest rate	7.5%	7.3%	3.9%

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

As of December 31, 2024 and December 31, 2023, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2024	December 31, 2023
Alaska Bidco Oy - Delayed Draw & Revolver	$217	$231
Alpha Midco, Inc. - Delayed Draw & Revolver	452	470
American Achievement, Corp. - Revolver	2,403	2,403
Apellis Pharmaceuticals, Inc. - Delayed Draw	5,263	—
Aptean, Inc. - Delayed Draw & Revolver	1,126	—
Arrow Buyer, Inc. - Delayed Draw	5,479	7,644
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	31,961	—
Artisan Bidco, Inc. - Revolver	5,717	5,716
ASG II, LLC - Delayed Draw	—	3,391
Avalara, Inc. - Revolver	3,864	3,863
AVSC Holding Corp. - Revolver	4,833	—
Axonify, Inc. - Delayed Draw	694	3,506
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5,575	—
Babylon Finco Limited - Delayed Draw	287	—
Banyan Software Holdings, LLC - Delayed Draw	3,898	10,036
Bayshore Intermediate #2, L.P. - Revolver	3,635	1,918
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	324	461
BCTO Bluebill Buyer, Inc. - Delayed Draw	4,144	5,110
Bear OpCo, LLC - Delayed Draw	—	1,183
Ben Nevis Midco Limited - Delayed Draw	1,365	—
BlueSnap, Inc. - Delayed Draw & Revolver	5,069	2,500
BTRS Holdings, Inc. - Delayed Draw & Revolver	3,029	5,563
Cirrus (Bidco) Ltd - Delayed Draw	417	—
Cordance Operations, LLC - Delayed Draw & Revolver	6,719	1,956
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	6,809
Crewline Buyer, Inc. - Revolver & Equity	6,148	6,148
Disco Parent, Inc. - Revolver	455	455
Dye & Durham Corp. - Revolver	—	1,236
EDB Parent, LLC - Delayed Draw	5,127	11,492
Edge Bidco B.V. - Delayed Draw & Revolver	993	1,060
Elysian Finco Ltd. - Delayed Draw & Revolver	1,881	4,704
Elysium BidCo Limited - Revolver	2,493	—
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	1,857	8,871
EMS Linq, Inc. - Revolver	4,568	8,784
Erling Lux Bidco SARL - Delayed Draw & Revolver	2,772	3,184
Eventus Buyer, LLC - Delayed Draw & Revolver	10,033	—
ExtraHop Networks, Inc. - Delayed Draw & Revolver	3,384	9,803
Flight Intermediate HoldCo, Inc. - Delayed Draw	37,860	—
ForeScout Technologies, Inc. - Delayed Draw & Revolver	800	3,425
Fullsteam Operations, LLC - Delayed Draw & Revolver	8,885	11,246
Galileo Parent, Inc. - Revolver	5,481	6,779
Greenshoot Bidco B.V. - Revolver	407	—
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	2,521	—
Hippo XPA Bidco AB - Delayed Draw & Revolver	1,697	—
HireVue, Inc. - Revolver	2,509	6,887
Hornetsecurity Holding GmbH - Delayed Draw & Revolver	—	2,113
Ibis Intermediate Co. - Delayed Draw	—	6,338
IRGSE Holding Corp. - Revolver	528	878
Kangaroo Bidco AS - Delayed Draw	4,375	9,418
Kryptona BidCo US, LLC - Revolver	2,165	—
Kyriba Corp. - Revolver	—	2,488
Laramie Energy, LLC - Delayed Draw	—	7,683
LeanTaaS Holdings, Inc. - Delayed Draw	18,844	38,034
Lucidworks, Inc. - Delayed Draw	—	833
Lynx BidCo - Delayed Draw & Revolver	891	—

Marcura Equities LTD - Delayed Draw & Revolver	9,133	11,667
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	11,786	—
Netwrix Corp. - Delayed Draw & Revolver	—	13,056
OutSystems Luxco SARL - Delayed Draw	—	2,212
Passport Labs, Inc. - Revolver	—	2,778
PDI TA Holdings, Inc. - Delayed Draw & Revolver	3,286	—
Ping Identity Holding Corp. - Revolver	—	2,273
PrimePay Intermediate, LLC - Delayed Draw	4,000	—
PrimeRevenue, Inc. - Revolver	6,250	6,250
Project44, Inc. - Delayed Draw	—	19,861
QSR Acquisition Co. - Delayed Draw	15,000	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,425	6,254
Raptor US Buyer II Corp. - Revolver	682	—
ReliaQuest Holdings, LLC - Delayed Draw & Equity	—	4,424
Sapphire Software Buyer, Inc. - Revolver	3,243	—
Scorpio Bidco - Delayed Draw	506	—
Severin Acquisition, LLC - Delayed Draw & Revolver	5,039	—
Shiftmove GmbH - Delayed Draw	13,591	—
Sky Bidco S.p.A. - Delayed Draw	3,627	—
SkyLark UK DebtCo Limited - Delayed Draw	6,946	7,071
SL Buyer Corp. - Delayed Draw	11,234	13,175
SMA Technologies Holdings, LLC - Revolver	1,009	—
Sport Alliance GmbH - Revolver	647	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	1,479	11,043
TradingScreen, Inc. - Revolver	768	—
TRP Assets, LLC - Delayed Draw	10,166	1,000
Truck-Lite Co., LLC - Delayed Draw & Revolver	8,743	—
USA Debusk LLC - Delayed Draw & Revolver	2,809	—
Varinem German Bidco GmbH - Delayed Draw	3,553	—
Wrangler Topco, LLC - Delayed Draw & Revolver	1,433	424
Total Portfolio Company Commitments (1)(2)	$356,309	$316,107

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

Other Commitments and Contingencies

As of December 31, 2024 and December 31, 2023, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the years ended December 31, 2024 and December 31, 2023. All shares issued to stockholders in the tables below are newly issued shares.

	For the Year Ended
	December 31, 2024
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	36,749
February 15, 2024	Base	March 15, 2024	March 28, 2024	255,308
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	34,318
May 1, 2024	Base	June 14, 2024	June 28, 2024	261,331
July 31, 2024	Supplemental	August 30, 2024	September 20, 2024	33,887
July 31, 2024	Base	September 16, 2024	September 30, 2024	266,529
November 5, 2024	Supplemental	November 29, 2024	December 20, 2024	28,498
November 5, 2024	Base	December 16, 2024	December 31, 2024	315,317
Total Shares Issued				1,231,937

	For the Year Ended
	December 31, 2023
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	61,590
February 16, 2023	Base	March 15, 2023	March 31, 2023	300,988
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	23,686
May 8, 2023	Base	June 15, 2023	June 30, 2023	290,680
August 3, 2023	Supplemental	August 31, 2023	September 20, 2023	35,504
August 3, 2023	Base	September 15, 2023	September 29, 2023	269,763
November 2, 2023	Supplemental	November 30, 2023	December 20, 2023	32,157
November 2, 2023	Base	December 15, 2023	December 29, 2023	250,844
Total Shares Issued				1,265,212
(1)
See Note 11 for further information on base, supplemental and special dividends.

During the year ended December 31, 2024 and December 31, 2023, we issued 1,231,937 and 1,265,212 shares of the Company's common stock, respectively, to investors who have not opted out of the Company's dividend reinvestment plan for proceeds of $24.7 million and $23.5 million, respectively.

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

No shares were repurchased during the years ended December 31, 2024 and December 31, 2023.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Increase in net assets resulting from operations	$186,566	$222,023	$108,053
Weighted average shares of common stock outstanding—basic and diluted	92,035,165	85,131,264	78,197,826
Earnings per common share—basic and diluted	$2.03	$2.61	$1.38

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the Year Ended
	December 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	$0.08
February 15, 2024	Base	March 15, 2024	March 28, 2024	0.46
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	0.06
May 1, 2024	Base	June 14, 2024	June 28, 2024	0.46
July 31, 2024	Supplemental	August 30, 2024	September 20, 2024	0.06
July 31, 2024	Base	September 16, 2024	September 30, 2024	0.46
November 5, 2024	Supplemental	November 29, 2024	December 20, 2024	0.05
November 5, 2024	Base	December 16, 2024	December 31, 2024	0.46
Total Dividends Declared				$2.09

	For the Year Ended
	December 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	$0.09
February 16, 2023	Base	March 15, 2023	March 31, 2023	0.46
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	0.04
May 8, 2023	Base	June 15, 2023	June 30, 2023	0.46
August 3, 2023	Supplemental	August 31, 2023	September 20, 2023	0.06
August 3, 2023	Base	September 15, 2023	September 29, 2023	0.46
November 2, 2023	Supplemental	November 30, 2023	December 20, 2023	0.07
November 2, 2023	Base	December 15, 2023	December 29, 2023	0.46
Total Dividends Declared				$2.10

	Year Ended
	December 31, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 17, 2022	Supplemental	February 28, 2022	March 31, 2022	$0.11
February 17, 2022	Base	March 15, 2022	April 18, 2022	0.41
May 3, 2022	Supplemental	May 31, 2022	June 30, 2022	0.04
May 3, 2022	Base	June 15, 2022	July 15, 2022	0.41
August 2, 2022	Base	September 15, 2022	September 30, 2022	0.42
November 1, 2022	Base	December 15, 2022	December 30, 2022	0.45
Total Dividends Declared				$1.84

The dividends declared during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Ordinary Income (1)	$186,880	$151,336	$124,760
Long Term Capital Gains	6,563	28,630	19,562
Total	$193,443	$179,966	$144,322

(1)
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, 86.81%, 87.01% and 87.86% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The tax basis components of distributable earnings for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed net investment income - tax basis	$105,332	$85,002	$36,436
Undistributed net realized gains (losses) - tax basis	10,903	6,562	26,377
Net unrealized gains (losses) on investments	(9,540)	23,675	3,823
Other temporary differences	(8,987)	(14,463)	(10,180)
Total distributable earnings - book basis	$97,708	$100,776	$56,456

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, to taxable income at December 31, 2024, December 31, 2023 and December 31, 2022:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Increase in net assets resulting from operations	$186,566	$222,023	$108,053
Adjustments:
Net unrealized (gains) losses on investments	42,024	(13,191)	74,969
Other income for tax purposes, not book	(1,815)	2,680	688
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	3,809	2,263	2,621
Other book-tax differences	(12,365)	(4,959)	(11,123)
Taxable Income	$218,119	$208,716	$175,108

Note: Taxable income is an estimate and is not fully determined until the Company’s tax return is filed. The Company's tax year changed from March 31 to December 31 during calendar year 2024.

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

During the period January 1, 2024 through December 31, 2024, the Company increased distributable earnings and decreased additional paid in capital by $3.8 million which was primarily attributable to U.S. federal excise taxes.

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

As of December 31, 2024, the Company had a deferred tax liability of $5.2 million pertaining to net unrealized gains, related to eight of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.6 million pertaining to operating losses. The Company recorded a current tax expense of $0.2 million and a deferred tax expense of $2.6 million for the year ended December 31, 2024.

As of December 31, 2023, the Company had a deferred tax liability of $2.8 million pertaining to net unrealized gains, related to seven of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.9 million pertaining to operating losses. The Company recorded a current tax expense of $0.1 million and a deferred tax benefit of $0.6 million for the year ended December 31, 2023.

As of December 31, 2022, the Company had a deferred tax liability of $3.3 million pertaining to net unrealized gains, related to five of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.8 million pertaining to operating losses. The Company recorded a current tax expense of $0.1 million and a deferred tax expense of $0.6 million for the year ended December 31, 2022.

The tax cost of the Company’s investments as of December 31, 2024 was $3,535,963, resulting in estimated gross unrealized gains and losses of $207,435 and $216,975, respectively. The tax cost of the Company’s investments as of December 31, 2023 was $3,256,630, resulting in estimated gross unrealized gains and losses of $159,281 and $135,606, respectively. The tax cost of the Company’s investments as of December 31, 2022 was $2,787,005, resulting in estimated gross unrealized gains and losses of $109,609 and $105,786, respectively.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, a net expense of $3.8 million, $2.3 million and $2.2 million, respectively, was recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015:

	For the Years Ended December 31,
	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Per Share Data (7)(8)
Net asset value, beginning of period	$17.04	$16.48	$16.84	$17.16	$16.83	$16.25	$16.09	$15.95	$15.15	$15.53

Net investment income (1)	2.39	2.31	2.13	1.97	2.19	1.94	2.25	2.00	1.83	1.76
Net realized and unrealized gains (losses) (1)	(0.36)	0.30	(0.75)	0.96	0.46	0.40	(0.39)	(0.14)	0.51	(0.58)
Total from operations	2.03	2.61	1.38	2.93	2.65	2.34	1.86	1.86	2.34	1.18
Issuance of common stock, net of offering costs (2)	0.18	0.05	0.04	0.31	0.01	0.04	0.08	0.03	0.03	—
Settlement of 2022 Convertible Notes (2)	—	—	0.08	0.03	—	—	—	—	—	—
Repurchase of common stock (2)	—	—	(0.02)	—	0.01	—	—	—	—	—
Repurchase of debt (2)	—	—	—	—	(0.01)	—	—	—	—	—
Dividends declared from net investment income (2)	(2.09)	(2.10)	(1.59)	(2.80)	(2.07)	(1.81)	(1.77)	(1.53)	(1.39)	(1.15)
Dividends declared from realized gains (2)	—	—	(0.25)	(0.79)	(0.23)	—	(0.01)	(0.22)	(0.17)	(0.41)
Total increase/(decrease) in net assets	0.12	0.56	(0.36)	(0.32)	0.33	0.58	0.16	0.14	0.81	(0.38)
Net Asset Value, End of Period	$17.16	$17.04	$16.48	$16.84	$17.16	$16.83	$16.25	$16.09	$15.95	$15.15
Per share market value at end of period	$21.30	$21.60	$17.80	$23.39	$20.75	$21.47	$18.09	$19.80	$18.68	$16.22
Total return based on market value with reinvestment of dividends (3)	9.33%	35.68%	(15.78)%	32.80%	11.24%	30.57%	4.24%	15.75%	26.74%	5.75%
Total return based on market value (4)	8.29%	33.14%	(16.03)%	30.02%	7.36%	28.69%	0.35%	15.36%	24.78%	5.71%
Total return based on net asset value (5)	12.98%	16.09%	8.79%	19.06%	15.63%	14.71%	12.06%	11.87%	15.54%	7.62%
Shares Outstanding, End of Period	93,661,436	87,829,499	81,389,287	75,771,542	67,684,209	66,524,591	65,412,817	60,247,201	59,716,205	54,163,960
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets	16.65%	16.92%	11.05%	11.17%	11.10%	11.27%	11.32%	9.41%	9.39%	9.31%
Ratio of net investment income to average net assets	13.96%	13.75%	12.85%	11.67%	13.26%	11.73%	13.80%	12.49%	11.84%	11.35%
Portfolio turnover	24.44%	16.92%	26.67%	44.23%	41.88%	30.89%	44.57%	58.08%	37.40%	34.51%
Net assets, end of period	$1,607,529	$1,496,375	$1,341,569	$1,275,848	$1,161,315	$1,119,297	$1,063,202	$969,284	$952,212	$820,741

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the year ended December 31, 2024. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 16.75% and 17.00% for the years ended December 31, 2024 and December 31, 2023. The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the years ended December 31, 2023 and 2022 and the Adviser’s waivers of its right to receive a portion of the Management and Incentive Fees with respect to the Company’s ownership of shares of common stock of Oxford Square Capital Corp. and Triangle Capital Corp. for the year ended December 31, 2018. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 11.08%, 11.19% and 11.33% for the years ended December 31, 2022, 2021 and 2018, respectively. The Adviser did not waive any Management Fees or Incentive Fees for the years ended December 31, 2020 and 2019. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 9.42%, 9.43% and 9.33% for the years ended December 31, 2017, 2016 and 2015, respectively.
(8)
Table may not sum due to rounding.

14. Selected Quarterly Financial Data (Unaudited)

	2024
	Q4	Q3	Q2	Q1
Investment Income	$123,704	$119,223	$121,816	$117,783
Net Expenses (1)	$64,949	$63,599	$65,446	$64,571
Net Investment Income	$57,585	$54,926	$55,144	$52,362
Total unrealized and realized gains (losses)	$(6,594)	$(14,271)	$(7,742)	$(4,844)
Increase in Net Assets Resulting from Operations	$50,992	$40,655	$47,401	$47,518
Net Asset Value per Share as of the End of the Quarter	$17.16	$17.12	$17.19	$17.17

	2023
	Q4	Q3	Q2	Q1
Investment Income	$119,542	$114,435	$107,605	$96,505
Net Expenses (1)	$64,269	$63,980	$57,919	$53,155
Net Investment Income	$54,684	$49,994	$48,784	$42,937
Total unrealized and realized gains (losses)	$(3,523)	$14,826	$4,306	$10,015
Increase in Net Assets Resulting from Operations	$51,161	$64,820	$53,090	$52,952
Net Asset Value per Share as of the End of the Quarter	$17.04	$16.97	$16.74	$16.59

	2022
	Q4	Q3	Q2	Q1
Investment Income	$100,149	$77,839	$63,888	$67,429
Net Expenses (1)	$47,536	$40,659	$23,066	$31,717
Net Investment Income	$52,613	$37,180	$40,822	$35,712
Total unrealized and realized gains (losses)	$(6,351)	$(2,749)	$(54,347)	$5,173
Increase in Net Assets Resulting from Operations	$46,262	$34,431	$(13,525)	$40,885
Net Asset Value per Share as of the End of the Quarter	$16.48	$16.36	$16.27	$16.88

(1)
Net expenses include income taxes, including excise taxes.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the SOX Code of Business Conduct and Ethics (which is set forth below), information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Our SOX Code of Business Conduct and Ethics may be found at http://www.sixthstreetspecialtylending.com in the “Investor Resources” section of our website. We intend to disclose any substantive amendments to or waivers of required provisions of the SOX Code of Business Conduct and Ethics on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.

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

4.3	Form of 2.500% Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2021).

4.4

Fourth Supplemental Indenture, dated as of August 14, 2023, between Sixth Street Specialty Lending, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2023).

4.5	Form of 6.950% Note Due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2023).

4.6

Indenture, dated as of January 16, 2024, between Sixth Street Specialty Lending, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2024).

4.7

First Supplemental Indenture, dated as of January 16, 2024, between Sixth Street Specialty Lending, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 16, 2024).

4.8	Form of 6.125% Note Due 2029 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 16, 2024).

4.9

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on February 15, 2024).

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

10.23

Fifteenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 24, 2024, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2024).

19.1	Sixth Street Specialty Lending, Inc.’s Statement of Policy on Insider Trading.

21.1	Subsidiaries of Sixth Street Specialty Lending, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 15, 2024).

99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2025	SIXTH STREET SPECIALTY LENDING, INC.

/s/ Joshua Easterly
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2025.

Signature	Title

/s/ Joshua Easterly Joshua Easterly	Chief Executive Officer, Director and Chairman of the Board of Directors (principal executive officer)
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (principal financial officer)
/s/ Michael Graf Michael Graf	Deputy Chief Financial Officer (principal accounting officer)
/s/ Judy Slotkin Judy Slotkin	Director and Chairman of the Audit Committee
/s/ P. Emery Covington P. Emery Covington	Director
/s/ Hurley Doddy Hurley Doddy	Director
/s/ Michael Fishman Michael Fishman	Director
/s/ Jennifer Gordon Jennifer Gordon	Director

/s/ Richard A. Higginbotham Richard A. Higginbotham	Director
/s/ John A. Ross John A. Ross	Director
/s/ David Stiepleman David Stiepleman	Director
/s/ Ronald K. Tanemura Ronald K. Tanemura	Director