Form 10-Q
period 2025-06-30
Sixth Street Specialty Lending, Inc.
filed 2025-07-30
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at July 30, 2025 was 94,240,348.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,161,381 and $3,450,644, respectively)	$3,228,407	$3,453,317
Controlled, affiliated investments (amortized cost of $94,279 and $88,509, respectively)	66,498	65,095
Total investments at fair value (amortized cost of $3,255,660 and $3,539,153, respectively)	3,294,905	3,518,412
Cash and cash equivalents (restricted cash of $35,256 and $22,362, respectively)	39,169	27,328
Interest receivable	24,741	30,518
Prepaid expenses and other assets	57,033	5,967
Total Assets	$3,415,848	$3,582,225
Liabilities
Debt (net of deferred financing costs of $27,924 and $23,837, respectively)	$1,726,557	$1,901,142
Management fees payable to affiliate	12,620	12,953
Incentive fees on net investment income payable to affiliate	11,089	12,013
Incentive fees on net capital gains accrued to affiliate	2,822	5,071
Other payables to affiliate	5,360	3,635
Other liabilities	39,754	39,882
Total Liabilities	1,798,202	1,974,696
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 94,904,598 and 94,325,686 shares issued, respectively; and 94,240,348 and 93,661,436 shares outstanding, respectively	949	943
Additional paid-in capital	1,531,993	1,519,337
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	95,163	97,708
Total Net Assets	1,617,646	1,607,529
Total Liabilities and Net Assets	$3,415,848	$3,582,225
Net Asset Value Per Share	$17.17	$17.16

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$98,684	$102,707	$202,877	$205,114
Paid-in-kind interest income	5,783	9,435	11,143	17,543
Dividend income	387	1,815	1,295	2,596
Other income	7,609	5,533	11,068	9,787
Total investment income from non-controlled, non-affiliated investments	112,463	119,490	226,383	235,040
Investment income from controlled, affiliated investments:
Interest from investments	2,549	2,320	4,977	4,551
Other income	3	5	4	8
Total investment income from controlled, affiliated investments	2,552	2,325	4,981	4,559
Total Investment Income	115,015	121,815	231,364	239,599
Expenses
Interest	33,647	39,234	66,617	78,266
Management fees	12,918	12,765	26,001	25,361
Incentive fees on net investment income	11,089	11,414	22,606	22,342
Incentive fees on net capital gains	1,438	(1,335)	(2,248)	(2,179)
Professional fees	2,561	2,115	4,521	3,866
Directors’ fees	248	207	496	428
Other general and administrative	1,280	1,343	2,617	2,627
Total expenses	63,181	65,743	120,610	130,711
Management and incentive fees waived (Note 3)	(297)	(297)	(706)	(694)
Net Expenses	62,884	65,446	119,904	130,017
Net Investment Income Before Income Taxes	52,131	56,369	111,460	109,582
Income taxes, including excise taxes	1,291	1,226	2,642	2,076
Net Investment Income	50,840	55,143	108,818	107,506
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	73,790	(7,852)	64,352	(17,166)
Controlled, affiliated investments	(2,987)	—	(4,366)	(2,381)
Translation of other assets and liabilities in foreign currencies	(25,764)	(1,641)	(36,807)	3,085
Total net change in unrealized gains (losses)	45,039	(9,493)	23,179	(16,462)
Realized gains (losses):
Non-controlled, non-affiliated investments	(36,803)	1,630	(35,688)	3,863
Foreign currency transactions	(73)	121	(352)	12
Total net realized gains (losses)	(36,876)	1,751	(36,040)	3,875
Total Net Unrealized and Realized Gains (Losses)	8,163	(7,742)	(12,861)	(12,587)
Increase (Decrease) in Net Assets Resulting from Operations	$59,003	$47,401	$95,957	$94,919
Earnings per common share—basic and diluted	$0.63	$0.51	$1.02	$1.04
Weighted average shares of common stock outstanding—basic and diluted	93,971,164	92,734,320	93,821,251	90,883,350

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2025

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Business Services
Alpha Midco, Inc. (3)(5)	First-lien loan ($69,606 par, due 8/2028)	8/15/2019	SOFR + 6.88%	11.17%	69,541	70,480	4.4%
Artisan Bidco, Inc.(3)	First-lien loan ($38,634 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.21%	38,041	38,730	2.4%
	First-lien loan (EUR 17,469 par, due 11/2029)	11/7/2023	E + 7.00%	9.36%	18,477	20,557 (EUR 17,513)	1.3%
	First-lien revolving loan ($2,191 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.17%	2,108	2,206	0.1%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($42,750 par, due 3/2031)	3/19/2024	SOFR + 6.00%	10.33%	42,082	42,988	2.7%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($51,430 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.77% PIK	50,449	52,330	3.2%
Crewline Buyer, Inc.(3)	First-lien loan ($58,384 par, due 11/2030)	11/8/2023	SOFR + 6.75%	11.08%	57,046	59,026	3.6%
Dye & Durham Corp. (3)(4)(9)	First-lien loan ($950 par, due 4/2031)	4/4/2024	SOFR + 4.35%	8.65%	937	956	0.1%
Elements Finco Limited (3)(4)	First-lien loan ($2,245 par, due 4/2031)	4/29/2024	SOFR + 5.00%	9.33% (incl. 2.25% PIK)	2,229	2,267	0.1%
	First-lien loan ($1,848 par, due 4/2031)	4/29/2024	SOFR + 5.00%	9.33%	1,841	1,867	0.1%
	First-lien loan (GBP 10,396 par, due 4/2031)	4/29/2024	S + 5.50%	9.72% (incl. 2.50% PIK)	12,915	14,424 (GBP 10,526)	0.9%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($76,690 par, due 7/2027)	7/22/2021	SOFR + 6.60%	10.93%	76,090	76,885	4.8%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,569 par, due 5/2031)	5/24/2024	SOFR + 5.00%	9.33%	5,516	5,553	0.3%
Galileo Parent, Inc. (3)	First-lien loan ($63,768 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.05%	62,292	64,406	4.0%
	First-lien revolving loan ($6,635 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.05%	6,441	6,736	0.4%
Lynx BidCo (3)(4)	First-lien loan ($1,461 par, due 7/2031)	7/5/2024	SOFR + 7.11%	11.32% (incl. 5.61% PIK)	1,423	1,444	0.1%
	First-lien loan (EUR 614 par, due 7/2031)	7/5/2024	E + 7.11%	9.47% (incl. 5.61% PIK)	652	716 (EUR 610)	0.0%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($324 par, due 5/2029)	5/2/2022	SOFR + 4.60%	8.88%	324	217	0.0%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.17%	968	1,084 (EUR 924)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.42%	923	1,095 (EUR 933)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($6,940 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.53%	6,836	6,940	0.4%
	First-lien revolving loan ($397 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.58%	386	397	0.0%
Wrangler TopCo, LLC (3)	First-lien loan ($6,001 par, due 9/2029)	7/7/2023	SOFR + 6.00%	10.32%	5,898	6,087	0.4%
					463,415	477,391	29.5%
Chemicals
Erling Lux Bidco SARL(3)(4)	First-lien loan (EUR 23,477 par, due 9/2028)	9/6/2022	E + 7.00%	9.10%	22,909	28,240 (EUR 24,057)	1.7%
	First-lien loan (GBP 9,374 par, due 9/2028)	9/6/2022	S + 7.00%	11.22%	11,724	13,103 (GBP 9,562)	0.8%
	First-lien loan (NOK 7,428 par, due 9/2028)	9/6/2022	N + 7.00%	11.59%	711	749 (NOK 7,575)	0.0%
	First-lien revolving loan (GBP 280 par, due 9/2028)	9/6/2022	S + 7.00%	11.22%	367	392 (GBP 286)	0.0%
					35,711	42,484	2.5%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 4.75%	6.83%	34,964	38,720 (EUR 32,986)	2.4%
X Holdings Inc. (3)(9)	First-lien loan ($9,386 par, due 10/2029)	3/7/2025	SOFR + 6.60%	10.93%	9,119	9,159	0.6%
	First-lien loan ($988 par, due 10/2029)	5/6/2025	9.50%	9.50%	969	960	0.1%
					45,052	48,839	3.1%
Education
Astra Acquisition Corp. (3)(14)	Second-lien loan ($40,302 par, due 10/2029)	10/22/2021	P + 9.88%	17.38%	39,703	1,511	0.1%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.68%	55,673	55,794	3.4%
	First-lien revolving loan ($5,095 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.68%	5,022	5,029	0.3%

Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 6.25%	10.43%	29,874	31,238	1.9%
Severin Acquisition, LLC (3)	First-lien loan ($15,557 par, due 10/2031)	10/1/2024	SOFR + 5.00%	9.33% (incl. 2.25% PIK)	15,555	15,557	1.0%
	First-lien revolving loan ($819 par, due 10/2031)	10/1/2024	SOFR + 4.75%	9.08%	802	819	0.1%
					146,629	109,948	6.8%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($27,097 par, due 9/2031)	9/30/2024	SOFR + 5.50%	9.22%	26,826	27,021	1.7%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	7.80%	761	859 (EUR 732)	0.1%
Arlberg Bidco LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	10.06%	4,897	4,938	0.3%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($29,384 par, due 7/2029)	7/20/2023	SOFR + 6.00%	10.28%	28,617	29,898	1.8%
BlueSnap, Inc. (3)(5)	First-lien loan ($49,331 par, due 8/2025)	10/25/2019	SOFR + 9.15%	13.45%	49,262	49,331	3.1%
Fullsteam Operations, LLC(3)	First-lien loan ($39,394 par, due 11/2029)	11/27/2023	SOFR + 8.40%	12.73%	38,470	40,280	2.5%
	First-lien loan ($3,568 par, due 11/2029)	2/23/2024	SOFR + 7.15%	11.48%	3,502	3,725	0.2%
	First-lien revolving loan ($758 par, due 11/2029)	11/27/2023	SOFR + 8.40%	12.71%	725	792	0.0%
GreenShoot BidCo B.V (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.76%	5,422	5,930 (EUR 5,052)	0.4%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,177 par, due 5/2027)	5/28/2021	SOFR + 4.65%	8.98%	1,152	1,186	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($19,555 par, due 5/2028)	5/28/2021	SOFR + 9.50%	13.83% PIK	19,398	19,750	1.2%
Passport Labs, Inc.	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	1,178	0.1%
TradingScreen, Inc. (3)(5)	First-lien loan ($55,244 par, due 4/2027)	4/30/2021	SOFR + 6.35%	10.63%	54,655	55,244	3.4%
	First-lien revolving loan ($1,232 par, due 5/2027)	11/1/2024	P + 5.25%	12.75%	1,214	1,232	0.1%
Volante Technologies, Inc.	First-lien loan ($3,332 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,312	3,457	0.2%
					212,473	217,800	13.5%
Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($70,048 par, due 11/2029)	11/23/2020	SOFR + 6.50%	10.83%	69,493	71,100	4.5%
	Second-lien loan ($7,112 par, due 1/2030)	1/23/2023	SOFR + 10.70%	14.98% PIK	7,014	7,272	0.4%
Edge Bidco B.V. (3)(4)(5)	First-lien loan (EUR 5,932 par, due 2/2029)	2/24/2023	E + 6.50%	8.48%	6,223	7,085 (EUR 6,036)	0.4%
Eventus Buyer, LLC (3)	First-lien loan ($25,835 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.80%	25,446	25,507	1.6%
	First-lien revolving loan ($1,867 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.79%	1,820	1,832	0.1%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($32,500 par, due 5/2030)	5/13/2025	SOFR + 6.00%	10.31%	31,235	31,525	1.9%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 6.25%	10.55%	68,730	70,278	4.3%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($18,041 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.58%	17,655	18,228	1.1%
Symplr Software Inc. (3)	First-lien loan ($638 par, due 12/2027)	4/15/2025	SOFR + 4.60%	8.88%	545	580	0.0%
					228,161	233,407	14.3%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	10.68%	64,114	64,187	4.0%
AVSC Holding Corp. (3)	First-lien loan ($45,054 par, due 12/2031)	12/5/2024	SOFR + 5.00%	9.33%	44,122	44,431	2.7%
Equinox Holdings, Inc.	First-lien loan ($50,624 par, due 3/2029)(3)	3/8/2024	SOFR + 8.25%	12.55% (incl. 4.13% PIK)	50,009	51,890	3.2%
	Second-lien loan ($2,537 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,496	2,664	0.2%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2026)	12/21/2018	SOFR + 9.65%	13.95%	28,594	27,159	1.7%
	First-lien revolving loan ($43,742 par, due 6/2026)	12/21/2018	SOFR + 9.65%	13.96%	43,742	39,212	2.4%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 4,553 par, due 4/2030)	4/10/2024	E + 7.25%	9.50% (incl. 3.88% PIK)	4,801	5,424 (EUR 4,621)	0.3%

	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 6.75%	8.73%	211	256 (EUR 218)	0.0%
					238,089	235,223	14.5%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($45,113 par, due 5/2027)	5/5/2021	SOFR + 7.65%	11.91%	44,760	45,226	2.8%
bswift, LLC (3)(5)	First-lien loan ($44,684 par, due 11/2028)	11/7/2022	SOFR + 4.75%	9.06%	43,915	44,684	2.8%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($21,822 par, due 1/2028)	1/31/2021	SOFR + 5.15%	9.47%	21,581	21,877	1.4%
	First-lien revolving loan (GBP 487 par, due 1/2028)	1/31/2021	S + 4.00%	8.22%	585	639 (GBP 467)	0.0%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 60,000 par, due 12/2026)	12/6/2021	B + 6.25%	9.94%	41,482	39,424 (AUD 60,158)	2.4%
HireVue, Inc.(3)	First-lien loan ($53,301 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.03%	52,184	53,834	3.3%
	First-lien revolving loan ($3,493 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.04%	3,364	3,562	0.2%
Madcap Software, Inc.(3)(5)	First-lien loan ($32,013 par, due 12/2026)	12/15/2023	SOFR + 6.10%	10.40%	31,616	32,173	2.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($70,099 par, due 5/2027)	5/3/2019	SOFR + 5.85%	10.15%	69,884	70,800	4.4%
					309,371	312,219	19.3%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($5,319 par, due 3/2029)	3/30/2023	SOFR + 7.00%	11.33%	5,227	5,362	0.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($36,838 par, due 7/2030)	6/30/2023	SOFR + 5.00%	9.30%	36,112	37,022	2.3%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($41,356 par, due 10/2028)	10/1/2021	SOFR + 6.25%	10.55% (incl. 3.38% PIK)	40,989	41,356	2.6%
	First-lien revolving loan ($436 par, due 10/2028)	10/1/2021	SOFR + 5.75%	10.06%	416	436	0.0%
Big Wombat Holdings, Inc. (3)	First-lien loan ($30,621 par, due 4/2031)	4/16/2025	SOFR + 7.00%	11.26%	29,976	30,042	1.9%
Coupa Holdings, LLC (3)	First-lien loan ($42,759 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.53%	41,970	43,503	2.7%
EDB Parent, LLC (3)(5)	First-lien loan ($74,047 par, due 7/2028)	7/7/2022	SOFR + 7.00%	11.33%	73,099	74,047	4.6%
Flight Intermediate HoldCo, Inc.	First-lien loan ($40,000 par, due 4/2030)	10/3/2024	11.50%	11.50%	38,933	39,600	2.4%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 84,719 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	8.84% (incl. 3.50% PIK)	8,008	8,942 (SEK 85,221)	0.6%
	First-lien loan (SEK 125,000 par, due 2/2031)	6/12/2025	STIBOR + 6.50%	8.74% (incl. 3.50% PIK)	12,760	13,221 (SEK 126,000)	0.8%
	First-lien loan (EUR 2,515 par, due 2/2031)	2/20/2024	E + 6.50%	8.98% (incl. 3.50% PIK)	2,686	2,966 (EUR 2,527)	0.2%
Khoros, LLC	First-lien loan ($11,682 par, due 5/2030)	5/23/2025	10.00%	10.00%	11,682	11,682	0.7%
Kryptona BidCo US, LLC (3)	First-lien loan ($20,253 par, due 12/2031)	12/18/2024	SOFR + 6.25%	10.56% (incl. 3.38% PIK)	19,840	20,421	1.3%
	First-lien loan (EUR 4,687 par, due 12/2031)	12/18/2024	E + 6.25%	8.25% (incl. 3.38% PIK)	4,824	5,543 (EUR 4,722)	0.3%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($60,263 par, due 7/2028)	7/12/2022	SOFR + 7.50%	11.80%	59,586	60,414	3.7%
Lucidworks, Inc. (3)(5)	First-lien loan ($9,740 par, due 2/2027)	2/11/2022	SOFR + 7.50%	11.83% (incl. 3.50% PIK)	9,740	9,764	0.6%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($43,214 par, due 6/2029)	6/20/2024	SOFR + 7.50%	11.83%	42,060	42,939	2.7%
RainFocus, LLC (3)(5)	First-lien loan ($61,099 par, due 4/2031)	4/25/2025	SOFR + 6.38%	10.49%	60,517	60,793	3.8%
SMA Technologies Holdings, LLC(3)(5)	First-lien loan ($53,991 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.83%	52,699	54,816	3.4%
					545,897	557,507	34.6%
Manufacturing
ASP Unifrax Holdings, Inc. (9)	First-lien loan ($3,532 par, due 9/2029)(3)	9/30/2024	SOFR + 7.75%	12.05% (incl. 4.75% PIK)	3,464	3,286	0.2%
	Second-lien note ($2,012 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,562	905	0.1%
Heritage Environmental Services, Inc. (3)	First-lien loan ($12,222 par, due 1/2031)	1/31/2024	SOFR + 5.50%	9.78%	12,167	12,363	0.8%
	First-lien loan ($1,325 par, due 1/2031)	9/27/2024	SOFR + 5.00%	9.30%	1,318	1,325	0.1%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($16,340 par, due 9/2030)	9/7/2023	SOFR + 5.66%	9.96%	15,977	16,503	1.0%

	First-lien loan (EUR 4,851 par, due 9/2030)	9/7/2023	E + 5.66%	7.64%	5,079	5,751 (EUR 4,900)	0.4%
	First-lien loan (GBP 22,186 par, due 9/2030)	9/7/2023	S + 5.66%	9.88%	27,083	30,707 (GBP 22,408)	1.9%
	First-lien loan (GBP 643 par, due 9/2030)	2/20/2025	S + 5.25%	9.47%	796	874 (GBP 638)	0.1%
Varinem German BidCo GMBH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	8.15%	13,689	15,127 (EUR 12,887)	0.9%
	First-lien loan (EUR 4,392 par, due 7/2031)	7/11/2024	E + 4.75%	7.10%	4,676	5,131 (EUR 4,371)	0.3%
					85,811	91,972	5.8%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($10,809 par, due 4/2027)	4/25/2022	SOFR + 6.50%	10.82%	10,681	10,809	0.7%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.43%	27,093	27,590	1.7%
Northwind Midstream Partners LLC (3)	First-lien loan ($25,000 par, due 3/2029)	3/18/2025	SOFR + 6.40%	10.70%	24,514	24,938	1.5%
TRP Assets, LLC (3)	First-lien loan ($54,834 par, due 12/2029)	12/20/2024	SOFR + 7.00%	11.30%	53,696	54,997	3.4%
					105,303	107,525	6.6%
Other
Boréal Bidco (3)(4)	First-lien note (EUR 13,213 par, due 3/2032)	3/24/2025	E + 7.25%	9.23% (incl. 5.75% PIK)	13,976	15,355 (EUR 13,081)	0.9%
Omnigo Software, LLC (3)(5)	First-lien loan ($39,328 par, due 3/2027)	3/31/2021	SOFR + 5.50%	9.83%	39,152	39,328	2.4%
Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	7.73%	2,676	2,965 (EUR 2,526)	0.2%
Sky Bidco S.p.A.(3)(4)	First-lien note (EUR 6,368 par, due 10/2031)	10/29/2024	E + 5.00%	6.98%	6,693	7,591 (EUR 6,467)	0.5%
	First-lien note ($14,085 par, due 10/2031)	10/29/2024	SOFR + 5.00%	9.30%	13,830	14,225	0.9%
					76,327	79,464	4.9%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($19,737 par, due 5/2030)	5/13/2024	SOFR + 5.75%	10.05%	19,737	19,924	1.2%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($27,388 par, due 8/2031)	8/7/2024	15.00%	15.00%	27,169	31,633	2.0%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 17,985 par, due 12/2030)	12/11/2024	E + 7.25%	9.23%	18,422	20,795 (EUR 17,715)	1.3%
	First-lien loan (GBP 9,953 par, due 12/2030)	12/11/2024	S + 7.25%	11.47%	12,383	13,469 (GBP 9,829)	0.8%
					77,711	85,821	5.3%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 691 par, due 8/2030)	8/9/2024	S + 6.25%	10.47% (incl. 3.00% PIK)	859	940 (GBP 686)	0.1%
Retail and Consumer Products
Acosta (3)(9)	First-lien loan ($13,950 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.92%	13,668	13,880	0.9%
American Achievement, Corp. (3)(14)	First-lien loan ($26,767 par, due 9/2026)	9/30/2015	SOFR + 7.35%	11.67% (incl. 11.17% PIK)	25,948	19,741	1.2%
	First-lien loan ($1,334 par, due 9/2026)	6/10/2021	SOFR + 15.10%	19.42% (incl. 18.92% PIK)	1,334	100	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	5.45%	545	59	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($6,023 par, due 8/2027)	9/2/2022	SOFR + 9.90%	14.23%	5,946	5,361	0.3%
	Roll Up DIP term loan ($23,849 par)	4/24/2023	SOFR + 7.90%	12.23% PIK	23,849	21,226	1.3%
	Super-Priority DIP term loan ($3,590 par)	4/24/2023	SOFR + 7.90%	12.23%	3,590	3,195	0.2%
Belk, Inc. (3)	First-lien loan ($48,125 par, due 7/2029)	7/22/2024	SOFR + 7.00%	11.33%	47,444	48,005	3.0%
Cordance Operations, LLC (3)	First-lien loan ($63,002 par, due 7/2028)	7/25/2022	SOFR + 9.10%	13.43%	62,146	63,502	3.9%
Neuintel, LLC (3)(5)	First-lien loan ($54,482 par, due 12/2026)	12/20/2021	SOFR + 6.85%	11.18%	54,089	54,482	3.4%
PDI TA Holdings, Inc. (3)	First-lien loan ($20,388 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.78%	20,140	20,439	1.3%
	First-lien revolving loan ($656 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.78%	636	660	0.0%

Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,491 par, due 7/2029)	7/11/2023	E + 6.50%	8.77% (incl. 3.00% PIK)	8,028	8,846 (EUR 7,535)	0.5%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($47,588 par, due 6/2031)	6/25/2025	SOFR + 5.50%	9.82%	46,479	46,477	2.9%
					313,842	305,973	18.9%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($5,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.81%	4,955	5,025	0.3%
Marcura Equities LTD (3)(4)	First-lien loan ($33,874 par, due 8/2029)	8/11/2023	SOFR + 7.00%	11.30%	33,130	34,382	2.1%
	First-lien loan (GBP 1,083 par, due 8/2029)	8/11/2023	S + 7.00%	11.22%	1,347	1,503 (GBP 1,097)	0.1%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.00%	11.30%	1,610	1,708	0.1%
Project44, Inc. (3)(5)	First-lien loan ($54,687 par, due 11/2027)	11/12/2021	SOFR + 6.35%	10.67%	54,032	54,550	3.4%
Rail Acquisitions LLC	First-lien loan ($25,344 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	10.28%	24,830	25,004	1.5%
	Second-lien note ($19,994 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	16,652	17,288	1.1%
Shiftmove GMBH (3)(4)(5)	First-lien loan (EUR 31,875 par, due 9/2030)	9/30/2024	E + 6.00%	7.98%	34,641	37,152 (EUR 31,650)	2.3%
					171,197	176,612	10.9%
Total Debt Investments					3,098,582	3,126,317	193.3%

Equity and Other Investments
Automotive
Clarience Technologies, LLC	Class A Units (333 units)	2/12/2024			820	1,400	0.1%
Business Services
Artisan Topco LP(11)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	1,779	0.1%
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	893 (CAD 1,219)	0.1%
Insight Hideaway Aggregator, L.P. (11)	Partnership Interest (329,861 units)	3/19/2024			3,299	3,530	0.2%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,249	3,202	0.2%
Newark FP Co-Invest, L.P.(11)	Partnership (2,527,719 units)	11/8/2023			2,533	1,450	0.1%
Sprinklr, Inc. (10)(11)	Common Shares (283,499 shares)	6/24/2021			2,445	2,398	0.1%
Warrior TopCo LP (11)	Class A Units (423,729 units)	7/7/2023			424	661	0.0%
					19,976	13,913	0.8%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,563	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	372	0.0%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	402	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					5,991	2,337	0.1%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	—	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,523	1,602	0.1%
					8,778	1,602	0.1%
Financial Services
AF Eagle Parent, L.P.(11)	Partnership Units (121,329 units)	11/27/2023			4,091	4,520	0.3%
Newport Parent Holdings, L.P. (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	10,390	0.6%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	4	0.0%
Passport Labs, Inc. (11)	Warrants (17,534 warrants)	4/28/2021			192	—	0.0%
TradingScreen, Inc. (13)	Class A Units (600,000 units) (11)	5/14/2021			600	668	0.0%
	Class AA Units (19,093 units) (12)	11/1/2024	20.00%	20.00%	38	38	0.0%
					9,104	15,620	0.9%
Healthcare
Caris Life Sciences, Inc. (10)(11)(12)	Common Shares (1,210,369 shares)	6/20/2025			13,991	32,341	2.0%
Khoros, LLC (12)	Earnout Interests	5/23/2025			7,533	7,533	0.5%
Merative Topco L.P. (11)	Class A-1 Units (989,691 units)	6/30/2022			9,897	10,639	0.7%

Raptor US Buyer II Corp. (11)	Ordinary Shares (13,176 shares)	3/24/2023	2,033	2,094	0.1%
			33,454	52,607	3.3%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (6)(11)	Class A Units (33,790,171 units)	12/21/2018	21,842	84	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018	100	43	0.0%
			21,942	127	0.0%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021	3,780	4,848	0.3%
bswift, LLC	Class A-1 Units (2,393,509 units)	11/7/2022	2,394	4,835	0.4%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020	1,347	2,209	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022	2,134	3,573 (AUD 5,452)	0.2%
			9,655	15,465	1.0%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021	8,837	11,996	0.8%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021	3,494	4,743	0.4%
Bigtincan Holdings L.P. (11)(12)	Class A Units (2,333,333 Units)	4/16/2025	2,333	2,333	0.1%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019	800	650	0.0%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021	3,000	2,400	0.1%
	Series C-2 Preferred Shares (27,588 shares)	11/18/2022	198	316	0.0%
SMA Technologies Holdings, LLC (11)(12)	Class A Units (1,584 units)	11/21/2022	1,584	2,530	0.2%
	Class B Units (1,124,813 units)	11/21/2022	68	109	0.0%
			20,314	25,077	1.6%
Marketing Services
Validity, Inc. (11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018	3,840	10,176	0.6%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (11)(13)	Preferred Units (13,355 units)	6/30/2022	—	—	0.0%
TRP Assets, LLC (13)	Partnership Interest (1.89% ownership)	8/25/2022	8,855	8,014	0.5%
			8,855	8,014	0.5%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	Warrants (14,256 warrants)	8/5/2020	1,029	—	0.0%
Elysium BidCo Limited (4)(11)(12)	Convertible Preference Shares (4,976,563 Shares)	12/11/2024	6,341	6,820 (GBP 4,977)	0.4%
			7,370	6,820	0.4%
Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021	—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (996,958 Certificates)	1/30/2021	1,262	12,213	0.8%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/20/2021	3,000	450	0.0%
			4,262	12,713	0.8%
Transportation
RailTrac Holdings Inc. (11)(12)	Warrants (3,059 warrants)	1/27/2025	2,717	2,717	0.2%
Total Equity and Other Investments			157,078	168,588	10.4%
Total Investments			$3,255,660	$3,294,905	203.7%

	Interest Rate Swaps as of June 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	$300,000	$(11,422)	$—	$6,196
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	4,470	—	5,847
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	3,005	—	8,248
Interest rate swap (a)(b)	5.625%	SOFR + 1.53%	8/15/2030	300,000	8,869	—	8,869
Total Hedge Accounting Swaps				1,250,000	4,922	—	29,160
Cash collateral				—	35,256	—	—
Total derivatives				$1,250,000	$40,178	$—	$29,160

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average ("SONIA"), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Canadian Overnight Repo Rate Average ("CORRA" or "C") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 17.5% of total assets as of June 30, 2025.
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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2025 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2025

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2025	Other Income	Interest Income
IRGSE Holding Corp.	$65,095	$5,769	$—	$(4,366)	$—	$—	$66,498	$4	$4,977
Total	$65,095	$5,769	$—	$(4,366)	$—	$—	$66,498	$4	$4,977

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

(7)
As of June 30, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $3,255,929 resulting in estimated gross unrealized gains and losses of $230,523 and $220,344, respectively.
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
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $52,256, or 3.2% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of June 30, 2025.
(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $14.8 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Automotive
Truck-Lite Co., LLC (3)	First-lien loan ($40,134 par, due 2/2031)	2/13/2024	SOFR + 5.75%	10.27%	$39,707	$40,256	2.5%
Business Services
Alpha Midco, Inc. (3)(5)	First-lien loan ($69,624 par, due 8/2028)	8/15/2019	SOFR + 6.88%	11.20%	69,361	69,975	4.4%
Artisan Bidco, Inc.(3)	First-lien loan ($38,830 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.39%	38,090	38,830	2.5%
	First-lien loan (EUR 17,558 par, due 11/2029)	11/7/2023	E + 7.00%	10.05%	18,544	18,181 (EUR 17,558)	1.1%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($42,750 par, due 3/2031)	3/19/2024	SOFR + 6.50%	10.86%	42,029	42,513	2.6%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($36,231 par, due 10/2030)	4/18/2023	SOFR + 8.50%	13.13% PIK	35,456	36,955	2.3%
Crewline Buyer, Inc. (3)	First-lien loan ($58,384 par, due 11/2030)	11/8/2023	SOFR + 6.75%	11.11%	56,953	58,866	3.7%
Dye & Durham Corp. (3)(4)(9)	First-lien loan ($955 par, due 4/2031)	4/4/2024	SOFR + 4.10%	8.43%	941	964	0.1%
Elements Finco Limited (3)(4)	First-lien loan ($4,069 par, due 4/2031)	4/29/2024	SOFR + 4.97%	9.33% (incl. 1.97% PIK)	4,045	4,069	0.3%
	First-lien loan (GBP 10,275 par, due 4/2031)	4/29/2024	S + 5.25%	9.95% (incl. 2.25% PIK)	12,748	12,869 (GBP 10,275)	0.8%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($74,616 par, due 7/2027)	7/22/2021	SOFR + 7.60%	11.96%	73,874	74,616	4.6%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,597 par, due 5/2031)	5/24/2024	SOFR + 5.00%	9.52%	5,541	5,565	0.3%
Galileo Parent, Inc. (3)	First-lien loan ($64,093 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.08%	62,493	64,093	4.0%
	First-lien revolving loan ($4,615 par, due 5/2030)	5/3/2023	SOFR + 5.75%	10.08%	4,397	4,615	0.3%
Lynx BidCo (3)(4)	First-lien loan ($1,421 par, due 7/2031)	7/5/2024	SOFR + 7.11%	11.75% (incl. 5.61% PIK)	1,385	1,392	0.1%
	First-lien loan (EUR 597 par, due 7/2031)	7/5/2024	E + 7.11%	10.38% (incl. 5.61% PIK)	633	611 (EUR 590)	0.0%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($326 par, due 5/2029)	5/2/2022	SOFR + 4.50%	9.19%	326	302	0.0%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	10.06%	966	947 (EUR 915)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	9.12%	921	919 (EUR 887)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($6,899 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.62%	6,789	6,899	0.4%
	First-lien revolving loan ($275 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.59%	263	275	0.0%
Wrangler TopCo, LLC (3)	First-lien loan ($5,484 par, due 9/2029)	7/7/2023	SOFR + 6.00%	10.38%	5,369	5,553	0.3%
					441,124	449,009	28.0%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 7,239 par, due 9/2028)	9/6/2022	E + 7.00%	10.06%	6,928	7,650 (EUR 7,388)	0.6%
	First-lien loan (GBP 19,591 par, due 9/2028)	9/6/2022	S + 7.00%	11.70%	23,020	24,904 (GBP 19,885)	1.5%
	First-lien loan (NOK 7,428 par, due 9/2028)	9/6/2022	N + 7.00%	11.69%	711	664 (NOK 7,538)	0.0%
					30,659	33,218	2.1%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 5.75%	8.93%	34,915	34,157 (EUR 32,986)	2.1%
Babylon Finco Limited (3)(4)	First-lien loan ($1,557 par, due 1/2031)	1/26/2024	SOFR + 5.75%	10.37%	1,511	1,557	0.1%
Banyan Software Holdings, LLC (3)(4)	First-lien loan ($39,386 par, due 10/2026)	1/27/2023	SOFR + 7.35%	11.71%	38,748	40,173	2.5%
	First-lien loan ($16,045 par, due 10/2026)	1/26/2024	SOFR + 6.25%	10.61%	15,768	16,594	1.0%
Celtra Technologies, Inc. (3)(5)	First-lien loan ($26,437 par, due 11/2026)	11/19/2021	SOFR + 5.75%	10.34%	26,075	26,503	1.7%
					117,017	118,984	7.4%
Education
Astra Acquisition Corp. (3)(14)	Second-lien loan ($40,302 par, due 10/2029)	10/22/2021	SOFR + 9.14%	13.47%	39,703	6,045	0.4%

Destiny Solutions Parent Holding Company (3)(5)	First-lien loan ($58,950 par, due 6/2026)	6/8/2021	SOFR + 5.60%	9.96%	58,535	58,950	3.7%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.86%	55,578	55,935	3.5%
	First-lien revolving loan ($4,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.81%	4,129	4,172	0.3%
Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 6.25%	10.66%	29,804	30,800	1.8%
Severin Acquisition, LLC (3)	First-lien loan ($15,046 par, due 10/2031)	10/1/2024	SOFR + 5.00%	9.36% (incl. 2.25% PIK)	15,028	15,046	0.9%
					202,777	170,948	10.6%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($26,962 par, due 9/2031)	9/30/2024	SOFR + 5.50%	9.75% (incl. 3.0% PIK)	26,672	26,811	1.7%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	8.51%	759	765 (EUR 739)	0.0%
BCTO Bluebill Buyer, Inc. (3)(5)	First-lien loan ($29,532 par, due 7/2029)	7/20/2023	SOFR + 6.25%	10.84%	28,681	29,827	1.9%
BlueSnap, Inc. (3)(5)	First-lien loan ($45,106 par, due 8/2025)	10/25/2019	SOFR + 9.15%	13.48%	44,928	44,749	2.8%
BTRS Holdings, Inc. (3)	First-lien loan ($48,983 par, due 12/2028)	12/16/2022	SOFR + 7.25%	11.61%	48,089	49,473	3.1%
	First-lien revolving loan ($1,807 par, due 12/2028)	12/16/2022	SOFR + 7.25%	11.76%	1,712	1,855	0.1%
CLGF Holdco 2, LLC (3)(4)	First-lien loan ($3,916 par, due 11/2027)	11/7/2023	SOFR + 8.50%	12.83%	3,860	3,926	0.2%
	Second-lien loan ($3,357 par, due 11/2028)	11/7/2023	SOFR + 12.00%	16.33%	3,150	3,357	0.2%
Fullsteam Operations, LLC (3)	First-lien loan ($40,048 par, due 11/2029)	11/27/2023	SOFR + 8.38%	12.89%	38,946	40,457	2.5%
GreenShoot BidCo B.V (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	8.66%	5,413	5,246 (EUR 5,066)	0.3%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,185 par, due 5/2027)	5/28/2021	SOFR + 4.65%	9.16%	1,154	1,191	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($18,290 par, due 5/2028)	5/28/2021	SOFR + 8.40%	12.91% PIK	18,111	18,290	1.1%
Passport Labs, Inc.	First-lien loan ($24,995, par, due 4/2026) (3)	4/28/2021	SOFR + 8.40%	12.91%	24,914	25,058	1.6%
	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	2,076	0.1%
TradingScreen, Inc. (3)(5)	First-lien loan ($55,528 par, due 4/2027)	4/30/2021	SOFR + 6.35%	10.93%	54,788	55,528	3.5%
	First-lien revolving loan ($899 par, due 5/2027)	11/1/2024	P + 5.25%	12.75%	876	899	0.1%
Volante Technologies, Inc.	First-lien loan ($3,072 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,049	3,141	0.2%
					279,516	285,838	17.8%
Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($70,154 par, due 11/2029)	11/23/2020	SOFR + 6.50%	11.01%	69,484	71,208	4.4%
	Second-lien loan ($6,596 par, due 1/2030)	1/23/2023	SOFR + 10.70%	15.33% PIK	6,488	6,745	0.4%
Edge Bidco B.V. (3)(4)(5)	First-lien loan (EUR 5,947 par, due 2/2029)	2/24/2023	E + 6.75%	9.43%	6,219	6,284 (EUR 6,068)	0.4%
Eventus Buyer, LLC (3)	First-lien loan ($25,900 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.86%	25,472	25,571	1.6%
	First-lien revolving loan ($467 par, due 11/2030)	11/1/2024	SOFR + 5.50%	10.03%	416	432	0.0%
Merative L.P. (3)(5)	First-lien loan ($70,103 par, due 6/2028)	6/30/2022	SOFR + 7.25%	11.58%	68,543	69,928	4.4%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($18,133 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.61%	17,695	18,368	1.1%
SL Buyer Corp. (3)(5)	First-lien loan ($33,416 par, due 7/2029)	7/7/2023	SOFR + 7.75%	12.34%	32,264	33,215	2.1%
					226,581	231,751	14.4%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	10.99%	63,983	65,162	4.1%
AVSC Holding Corp. (3)	First-lien loan ($45,167 par, due 12/2031)	12/5/2024	SOFR + 5.00%	9.36%	44,175	44,292	2.8%
Equinox Holdings, Inc.	First-lien loan ($49,590 par, due 3/2029)(3)	3/8/2024	SOFR + 8.25%	12.58% (incl. 4.13% PIK)	48,934	49,714	3.1%
	Second-lien loan ($2,347 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,297	2,388	0.1%

IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2025)	12/21/2018	SOFR + 9.65%	13.98%	28,594	28,823	1.8%
	First-lien revolving loan ($37,972 par, due 6/2025)	12/21/2018	SOFR + 9.65%	14.14%	37,972	36,144	2.2%
QSR Acquisition Co. (3)(5)	First-lien loan ($30,000 par, due 10/2030)	10/31/2024	SOFR + 5.25%	9.84%	29,461	29,550	1.8%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 4,494 par, due 4/2030)	4/10/2024	E + 7.25%	10.15% (incl. 3.88% PIK)	4,712	4,601 (EUR 4,443)	0.3%
					260,128	260,674	16.2%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($44,419 par, due 5/2026)	5/5/2021	SOFR + 7.65%	12.20%	43,982	44,532	2.7%
bswift, LLC (3)(5)	First-lien loan ($43,910 par, due 11/2028)	11/7/2022	SOFR + 6.38%	11.05%	43,029	44,569	2.8%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($21,899 par, due 1/2028)	1/31/2021	SOFR + 6.65%	11.28%	21,616	21,954	1.4%
	First-lien revolving loan (GBP 325 par, due 1/2028)	1/31/2021	S + 5.00%	9.70%	361	396 (GBP 316)	0.0%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 60,000 par, due 12/2026)	12/6/2021	B + 6.25%	10.73%	41,424	37,247 (AUD 60,158)	2.3%
HireVue, Inc. (3)	First-lien loan ($53,572 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.34%	52,335	54,240	3.4%
	First-lien revolving loan ($4,378 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.30%	4,233	4,464	0.3%
Madcap Software, Inc. (3)(5)	First-lien loan ($32,175 par, due 12/2026)	12/15/2023	SOFR + 6.10%	10.35%	31,657	32,175	2.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($70,465 par, due 5/2027)	5/3/2019	SOFR + 5.85%	10.18%	70,196	71,170	4.4%
PrimePay Intermediate, LLC (3)(5)	First-lien loan ($34,025 par, due 12/2026)	12/17/2021	SOFR + 7.15%	11.63%	33,466	34,025	2.1%
					342,299	344,772	21.4%
Insurance
Disco Parent, Inc. (3)	First-lien loan ($5,319 par, due 3/2029)	3/30/2023	SOFR + 7.50%	12.01%	5,216	5,377	0.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($34,944 par, due 7/2030)	6/30/2023	SOFR + 5.75%	10.08%	34,152	35,449	2.2%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($40,663 par, due 10/2028)	10/1/2021	SOFR + 6.25%	10.77% (incl. 3.38% PIK)	40,222	40,774	2.5%
Coupa Holdings, LLC (3)	First-lien loan ($42,975 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.84%	42,097	43,722	2.7%
CrunchTime Information, Systems, Inc. (3)(5)	First-lien loan ($58,898 par, due 6/2028)	6/17/2022	SOFR + 5.75%	10.11%	58,078	58,898	3.7%
EDB Parent, LLC (3)(5)	First-lien loan ($69,873 par, due 7/2028)	7/7/2022	SOFR + 6.75%	11.26%	68,832	69,349	4.3%
Flight Intermediate HoldCo, Inc.	First-lien loan ($40,000 par, due 4/2030)	10/3/2024	11.50%	11.50%	38,851	38,900	2.4%
Higher Logic, LLC (3)(5)	First-lien loan ($50,054 par, due 1/2025)	6/18/2018	SOFR + 6.25%	10.61%	50,047	50,054	3.1%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 80,225 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	9.16% (incl. 3.50% PIK)	7,557	7,238 (SEK 79,977)	0.5%
	First-lien loan (EUR 2,472 par, due 2/2031)	2/20/2024	E + 6.50%	9.87% (incl. 3.50% PIK)	2,636	2,554 (EUR 2,466)	0.2%
Kryptona BidCo US, LLC (3)	First-lien loan ($19,912 par, due 12/2031)	12/18/2024	SOFR + 5.75%	10.10%	19,472	19,526	1.2%
	First-lien loan (EUR 4,608 par, due 12/2031)	12/18/2024	E + 5.75%	8.61%	4,729	4,688 (EUR 4,527)	0.3%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($56,156 par, due 7/2028)	7/12/2022	SOFR + 7.50%	11.83%	55,388	56,437	3.5%
Lithium Technologies, LLC (3)(14)	First-lien loan ($61,483 par, due 1/2025)	10/3/2017	SOFR + 11.00%	15.59%	61,483	22,287	1.4%
Lucidworks, Inc. (3)(5)	First-lien loan ($9,477 par, due 2/2027)	2/11/2022	SOFR + 7.50%	11.86% (incl. 3.5% PIK)	9,477	9,501	0.6%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($43,214 par, due 6/2029)	6/20/2024	SOFR + 7.50%	11.85%	41,939	42,389	2.7%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($53,991 par, due 10/2028)	10/31/2022	SOFR + 6.50%	11.01%	52,542	54,678	3.4%
					587,502	556,444	34.7%
Manufacturing
Aptean, Inc. (3)	First-lien loan ($8,835 par, due 1/2031)	1/30/2024	SOFR + 5.00%	9.58%	8,748	8,860	0.6%

ASP Unifrax Holdings, Inc. (9)	First-lien loan ($3,449 par, due 9/2029)(3)	9/30/2024	SOFR + 7.75%	12.08% (incl. 4.75% PIK)	3,376	3,484	0.2%
	Second-lien note ($1,999 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,513	1,309	0.1%
Avalara, Inc. (3)	First-lien loan ($38,636 par, due 10/2028)	10/19/2022	SOFR + 6.25%	10.58%	37,889	38,955	2.4%
Heritage Environmental Services, Inc. (3)	First-lien loan ($12,284 par, due 1/2031)	1/31/2024	SOFR + 5.25%	9.84%	12,221	12,425	0.8%
	First-lien loan ($1,329 par, due 1/2031)	1/31/2024	SOFR + 5.00%	9.33%	1,323	1,329	0.1%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($16,340 par, due 9/2030)	9/7/2023	SOFR + 5.66%	9.99%	15,951	16,503	1.0%
	First-lien loan (EUR 4,851 par, due 9/2030)	9/7/2023	E + 5.66%	8.35%	5,071	5,074 (EUR 4,900)	0.3%
	First-lien loan (GBP 16,640 par, due 9/2030)	9/7/2023	S + 5.66%	10.36%	20,115	21,117 (GBP 16,861)	1.3%
Varinem German BidCo GMBH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.75%	9.42%	13,681	13,105 (EUR 12,656)	0.8%
					119,888	122,161	7.6%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($15,000 par, due 4/2027)	4/25/2022	SOFR + 6.50%	11.05%	14,781	15,000	0.9%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.46%	27,025	27,590	1.7%
Mach Natural Resources LP (3)(4)	First-lien loan ($4,625 par, due 12/2026)	12/28/2023	SOFR + 6.65%	10.98%	4,561	4,660	0.3%
TRP Assets, LLC (3)	First-lien loan ($54,834 par, due 12/2029)	12/20/2024	SOFR + 7.00%	11.33%	53,540	54,834	3.4%
					85,126	87,084	5.4%
Other
Omnigo Software, LLC (3)(5)	First-lien loan ($39,533 par, due 3/2027)	3/31/2021	SOFR + 5.50%	9.86%	39,244	39,533	2.5%
Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	8.43%	2,671	2,584 (EUR 2,496)	0.2%
Sky Bidco S.p.A. (3)(4)	First-lien note (EUR 6,368 par, due 10/2031)	10/29/2024	E + 5.25%	8.20%	6,671	6,415 (EUR 6,195)	0.4%
	First-lien note ($14,085 par, due 10/2031)	10/29/2024	SOFR + 5.25%	10.51%	13,810	13,838	0.8%
					62,396	62,370	3.9%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($19,737 par, due 5/2030)	5/13/2024	SOFR + 5.75%	10.08%	19,737	19,924	1.2%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($33,059 par, due 8/2031)	8/7/2024	15.00%	15.00%	32,758	44,133	2.7%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 17,985 par, due 12/2030)	12/11/2024	E + 7.25%	10.07%	18,396	18,204 (EUR 17,580)	1.1%
	First-lien loan (GBP 9,953 par, due 6/2030)	12/11/2024	S + 7.25%	11.95%	12,367	12,129 (GBP 9,684)	0.9%
					83,258	94,390	5.9%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 675 par, due 8/2030)	8/9/2024	S + 6.25%	10.95% (incl. 3.00% PIK)	836	836 (GBP 667)	0.1%
Retail and Consumer Products
Acosta (3)(9)	First-lien loan ($10,000 par, due 8/2031)	8/20/2024	SOFR + 5.60%	10.12%	9,806	9,925	0.6%
American Achievement, Corp. (3)(14)	First-lien loan ($26,864 par, due 9/2026)	9/30/2015	SOFR + 7.35%	11.90% (incl. 11.40% PIK)	26,042	20,551	1.3%
	First-lien loan ($1,341 par, due 9/2026)	6/10/2021	SOFR + 15.10%	19.65% (incl. 19.15% PIK)	1,341	101	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	5.74%	545	59	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($8,994 par, due 8/2027)	9/2/2022	SOFR + 9.90%	14.26%	8,856	8,229	0.5%
	Roll Up DIP term loan ($24,924 par)	4/24/2023	SOFR + 7.90%	12.26% PIK	24,924	22,806	1.5%
	Super-Priority DIP term loan ($3,988 par)	4/24/2023	SOFR + 7.90%	12.26%	3,988	3,649	0.2%

Belk, Inc. (3)	First-lien loan ($49,375 par, due 7/2029)	7/22/2024	SOFR + 7.00%	11.51%	48,637	49,005	3.0%
Cordance Operations, LLC (3)	First-lien loan ($60,781 par, due 7/2028)	7/25/2022	SOFR + 9.25%	13.51%	59,808	61,428	3.8%
Neuintel, LLC (3)(5)	First-lien loan ($55,038 par, due 12/2026)	12/20/2021	SOFR + 6.85%	11.21%	54,520	55,176	3.4%
PDI TA Holdings, Inc. (3)	First-lien loan ($18,133 par, due 2/2031)	2/1/2024	SOFR + 5.50%	10.09%	17,854	18,241	1.1%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,378 par, due 7/2029)	7/11/2023	E + 6.25%	9.47% (incl. 3.00% PIK)	7,885	7,685 (EUR 7,422)	0.5%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($69,218 par, due 12/2027)	12/1/2021	SOFR + 6.90%	11.56%	68,671	69,045	4.3%
	First-lien revolving loan ($2,454 par, due 12/2027)	12/1/2021	P + 6.75%	14.25%	2,408	2,444	0.2%
					335,285	328,344	20.4%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($3,635 par, due 3/2028)	3/26/2024	SOFR + 5.25%	9.81%	3,581	3,610	0.2%
Marcura Equities LTD (3)(4)	First-lien loan ($33,874 par, due 8/2029)	8/11/2023	SOFR + 7.00%	11.33%	33,030	34,189	2.1%
	First-lien revolving loan ($2,333 par, due 8/2029)	8/11/2023	SOFR + 7.00%	11.33%	2,269	2,358	0.1%
Project44, Inc. (3)(5)	First-lien loan ($54,824 par, due 11/2027)	11/12/2021	SOFR + 6.35%	10.75%	54,087	54,824	3.4%
Shiftmove GMBH (3)(4)(5)	First-lien loan (EUR 31,875 par, due 9/2030)	9/30/2024	E + 6.00%	8.68%	34,509	32,191 (EUR 31,088)	2.1%
					127,476	127,172	7.9%
Total Debt Investments					3,388,244	3,361,439	209.2%

Equity and Other Investments
Automotive
Clarience Technologies, LLC (11)(12)	Class A Units (333 units)	2/12/2024			820	820	0.1%
Business Services
Artisan Topco LP (11)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	1,773	0.1%
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	1,552 (CAD 2,232)	0.1%
Insight Hideaway Aggregator, L.P. (11)(12)	Partnership Interest (329,861 units)	3/19/2024			3,299	3,299	0.3%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,247	3,751	0.3%
Newark FP Co-Invest, L.P. (11)	Partnership (2,527,719 units)	11/8/2023			2,532	2,254	0.1%
ReliaQuest, LLC (13)	Class A-1 Units (637,713 units) (11)	11/23/2021			1,120	1,658	0.1%
	Class A-2 Units (10,611 units) (11)(12)	6/21/2022			23	35	0.0%
	Class A-3 Units (16,957 units) (11)	11/10/2023			36	53	0.0%
	Series A Preferred Stock (1,667 units) (3)	12/20/2023	SOFR + 12.00%	16.60% PIK	1,817	1,989	0.1%
	Warrants (90,634 warrants) (11)	12/20/2023			102	126	0.0%
Sprinklr, Inc. (10)(11)	Common Shares (283,499 shares)	6/24/2021			2,445	2,395	0.1%
Warrior TopCo LP	Class A Units (423,729 units)	7/7/2023			424	604	0.0%
					23,071	19,489	1.2%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,250	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	1,535	0.1%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	1,653	0.1%
	Series C Warrants (280,000 warrants)	2/28/2020			183	—	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					6,174	4,438	0.3%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	—	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,522	2,830	0.2%
RMCF IV CIV XXXV, LP. (11)	Partnership Interest (11.94% ownership)	6/8/2021			1,000	1,625	0.1%
					9,777	4,455	0.3%

Financial Services
AF Eagle Parent, L.P. (11)	Partnership Units (121,329 units)	11/27/2023			4,091	4,684	0.3%
CLGF Holdings, L.P. (4)(11)	Warrants (334,682 warrants)	11/7/2023			183	330	0.0%
Newport Parent Holdings, L.P. (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	12,802	0.9%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	4	0.0%
Passport Labs, Inc. (11)	Warrants (17,534 warrants)	4/28/2021			192	—	0.0%
TradingScreen, Inc. (13)	Class A Units (600,000 units) (11)	5/14/2021			600	600	0.0%
	Class AA Units (19,093 units) (12)	11/1/2024	20.00%	20.00%	38	38	0.0%
					9,287	18,458	1.2%
Healthcare
Caris Life Sciences, Inc. (11)	Series C Preferred Shares (1,915,114 shares)	10/13/2020			3,500	8,137	0.5%
	Series D Preferred Shares (1,240,740 shares)	5/11/2021			10,050	9,924	0.6%
	Warrants (633,376 warrants)	9/21/2018			192	1,672	0.1%
	Warrants (569,991 warrants)	4/2/2020			250	1,321	0.1%
Merative Topco L.P. (11)	Class A-1 Units (989,691 units)	6/30/2022			9,897	9,600	0.6%
Raptor US Buyer II Corp. (11)	Ordinary Shares (13,176 shares)	3/24/2023			2,033	1,830	0.1%
					25,922	32,484	2.0%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (6)(11)	Class A Units (33,790,171 units)	12/21/2018			21,842	85	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	128	0.0%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,848	0.3%
bswift, LLC (11)	Class A-1 Units (2,393,509 units)	11/7/2022			2,393	5,062	0.3%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020			1,347	2,148	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	2,819 (AUD 4,552)	0.2%
					9,654	14,877	0.9%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	10,870	0.7%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	4,297	0.4%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	776	0.0%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	2,400	0.1%
	Series C-2 Preferred Shares (27,588 shares)	11/18/2022			198	317	0.0%
SMA Technologies Holdings, LLC (11)(12)	Class A Units (1,584 units)	11/21/2022			1,584	2,297	0.1%
	Class B Units (1,124,813 units)	11/21/2022			68	99	0.0%
					17,981	21,056	1.3%
Marketing Services
Validity, Inc. (11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	10,752	0.8%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (13)	Preferred Units (13,355 units)	6/30/2022			—	2,137	0.2%
TRP Assets, LLC (13)	Partnership Interest (1.89% ownership)	8/25/2022			8,820	7,475	0.5%
					8,820	9,612	0.7%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	Warrants (14,256 warrants)	8/5/2020			1,029	—	0.0%
Elysium BidCo Limited (4)(11)(12)	Convertible Preference Shares (4,976,563 Shares)	12/11/2024			6,341	6,341 (GBP 5,063)	0.4%
					7,370	6,341	0.4%
Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (996,958 Certificates)	1/30/2021			1,751	11,963	0.8%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/20/2021			3,000	578	0.0%

					4,751	12,591	0.8%
Structured Credit
Dryden Senior Loan Fund, Series 2020-86A (3)(4)(9)	Structured Credit ($1,500 par, due 7/2034)	8/17/2022	SOFR + 6.76%	11.41%	1,500	1,472	0.1%
					1,500	1,472	0.1%
Total Equity and Other Investments					150,909	156,973	9.7%
Total Investments					$3,539,153	$3,518,412	218.9%

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	$300,000	$(17,618)	$—	$8,493
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	(1,377)	—	(6,057)
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	(5,243)	—	(5,243)
Total Hedge Accounting Swaps				950,000	(24,238)	—	(2,807)
Cash collateral				—	46,601	—	—
Total derivatives				$950,000	$22,363	$—	$(2,807)

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	93,661,436	$943	664,250	$(10,459)	$1,519,337	$97,708	$1,607,529
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	57,978	57,978
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(21,860)	(21,860)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	837	837
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	302,922	3	—	—	6,437	—	6,440
Dividends declared from distributable earnings	—	—	—	—	—	(49,641)	(49,641)
Balance at March 31, 2025	93,964,358	$946	664,250	$(10,459)	$1,525,774	$85,022	$1,601,283
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	50,840	50,840
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	45,039	45,039
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(36,876)	(36,876)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	275,990	3	—	—	6,219	—	6,222
Dividends declared from distributable earnings	—	—	—	—	—	(48,862)	(48,862)
Balance at June 30, 2025	94,240,348	$949	664,250	$(10,459)	$1,531,993	$95,163	$1,617,646

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	87,829,499	$885	664,250	$(10,459)	$1,405,173	$100,776	$1,496,375
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	52,362	52,362
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(6,969)	(6,969)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	2,125	2,125
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	4,000,000	40	—	—	81,417	—	81,457
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	292,057	3	—	—	5,921	—	5,924
Dividends declared from distributable earnings	—	—	—	—	—	(49,268)	(49,268)
Balance at March 31, 2024	92,121,556	$928	664,250	$(10,459)	$1,492,511	$99,026	$1,582,006
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	55,143	55,143
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(9,493)	(9,493)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	1,751	1,751
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	600,000	6	—	—	11,844	—	11,850
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	295,649	3	—	—	5,990	—	5,993
Dividends declared from distributable earnings	—	—	—	—	—	(48,215)	(48,215)
Balance at June 30, 2024	93,017,205	$937	664,250	$(10,459)	$1,510,345	$98,212	$1,599,035

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$95,957	$94,919
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(59,986)	19,547
Net change in unrealized (gains) losses on foreign currency transactions	36,807	(3,085)
Net realized (gains) losses on investments	35,688	(3,863)
Net realized (gains) losses on foreign currency transactions	41	(765)
Net amortization of discount on investments	(14,125)	(10,557)
Amortization of deferred financing costs	3,231	3,446
Amortization of discount on debt	868	816
Purchases and originations of investments, net	(459,501)	(458,946)
Proceeds from investments, net	65,262	59,433
Repayments on investments	667,906	374,283
Paid-in-kind interest	(10,952)	(16,292)
Changes in operating assets and liabilities:
Interest receivable	5,968	(1,518)
Interest receivable paid-in-kind	(191)	(1,251)
Prepaid expenses and other assets	(46,161)	3,083
Management fees payable to affiliate	(333)	506
Incentive fees on net investment income payable to affiliate	(924)	(37)
Incentive fees on net capital gains accrued to affiliate	(2,249)	(2,180)
Payable to affiliate	1,725	1,782
Other liabilities	24,087	408
Net Cash Provided by (Used in) Operating Activities	343,118	59,729
Cash Flows from Financing Activities
Borrowings on debt	739,692	855,943
Repayments on debt	(977,811)	(905,182)
Deferred financing costs	(7,317)	(8,778)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	93,307
Dividends paid to stockholders	(85,841)	(85,566)
Net Cash Provided by (Used in) Financing Activities	(331,277)	(50,276)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	11,841	9,453
Cash, cash equivalents, and restricted cash, beginning of period	27,328	25,196
Cash, Cash Equivalents, and Restricted Cash, End of Period	$39,169	$34,649
Supplemental Information:
Interest paid during the period	$61,461	$68,168
Excise and other taxes paid during the period	$4,607	$2,404
Dividends declared during the period	$98,503	$97,483

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$12,662	$11,917

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At June 30, 2025, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and six months ended June 30, 2025, the Company recorded a net expense of $1.3 million and $2.6 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2024, the Company recorded a net expense of $1.2 million and $2.1 million, respectively, for U.S. federal excise tax and other taxes.

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

In December 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470): Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.

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

For the three and six months ended June 30, 2025, the Company incurred expenses of $0.8 million and $1.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred expenses of $1.0 million and $1.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2025, Management Fees (gross of waivers) were $12.9 million and $26.0 million, respectively. For the three and six months ended June 30, 2024, Management Fees (gross of waivers) were $12.8 million and $25.4 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the three and six months ended June 30, 2025, the Adviser waived Management Fees of $0.3 million and $0.7 million, respectively, pursuant to the Leverage Waiver. For the three and six months ended June 30, 2024, the Adviser waived Management Fees of $0.3 million and $0.7 million, respectively, pursuant to the Leverage Waiver.

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

For the three and six months ended June 30, 2025, Incentive Fees were $12.5 million and $20.4 million, respectively, of which $11.1 million and $22.6 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2024, Incentive Fees were $10.1 million and $20.2 million, respectively, of which $11.4 million and $22.3 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2025, $1.4 million and $(2.2) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. For the three and six months ended June 30, 2024, $(1.3) million and $(2.2) million, respectively, of Incentive Fees were accrued related to the reversal of Capital Gains Fees. As of June 30, 2025, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,979,075	$3,043,110	$64,035
Second-lien debt investments	67,427	29,640	(37,787)
Mezzanine debt investments	52,080	53,567	1,487
Equity and other investments	157,078	168,588	11,510
Total Investments	$3,255,660	$3,294,905	$39,245

	December 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$3,298,006	$3,302,504	$4,498
Second-lien debt investments	53,151	19,844	(33,307)
Mezzanine debt investments	37,087	39,091	2,004
Equity and other investments	149,409	155,501	6,092
Structured credit investments	1,500	1,472	(28)
Total Investments	$3,539,153	$3,518,412	$(20,741)

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Automotive (1)	0.0%	1.2%
Business Services	14.9%	13.3%
Chemicals	1.3%	0.9%
Communications	1.6%	3.5%
Education	3.4%	5.0%
Electronics	0.8%	0.8%
Financial Services	7.1%	8.6%
Healthcare	8.5%	7.5%
Hotel, Gaming and Leisure	7.1%	7.4%
Human Resource Support Services	9.9%	10.2%
Insurance	0.2%	0.2%
Internet Services	17.9%	16.4%
Manufacturing	2.8%	3.5%
Marketing Services	0.3%	0.3%
Office Products	0.4%	0.4%
Oil, Gas and Consumable Fuels	3.5%	2.7%
Other	2.4%	1.9%
Pharmaceuticals	2.8%	2.9%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	9.7%	9.7%
Transportation	5.4%	3.6%
Total	100.0%	100.0%
(1)
Value sums to less than 0.1%

The geographic composition of investments at fair value at June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
United States
Midwest	14.5%	14.3%
Northeast	18.3%	21.7%
South	20.5%	20.6%
West	30.1%	28.8%
Australia	1.3%	1.1%
Canada	1.6%	3.1%
Finland (1)	0.0%	0.0%
France	0.8%	0.1%
Germany	2.2%	1.7%
Italy	0.7%	0.6%
Netherlands	0.4%	0.3%
Norway	3.4%	2.8%
Sweden	0.8%	0.3%
United Kingdom	5.4%	4.6%
Total	100.0%	100.0%
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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three and six months ended June 30, 2025 and 2024:

			For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	8/1/2026	$300,000	$(4,993)	$1,875	$(3,118)	$(9,782)	$3,708	$(6,074)
Interest rate swap	8/14/2028	300,000	(5,622)	5,213	(409)	(11,075)	10,425	(650)
Interest rate swap	3/1/2029	350,000	(6,063)	5,359	(704)	(11,944)	10,719	(1,225)
Interest rate swap	8/15/2030	300,000	(4,498)	4,219	(279)	(5,864)	5,625	(239)
Total		$1,250,000	$(21,176)	$16,666	$(4,510)	$(38,665)	$30,477	$(8,188)

			For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	11/1/2024	$300,000	$(6,032)	$2,906	$(3,126)	$(11,932)	$5,813	$(6,119)
Interest rate swap	11/1/2024	50,000	(1,032)	484	(548)	(2,030)	969	(1,061)
Interest rate swap	11/1/2024	2,500	(24)	51	27	(48)	99	51
Interest rate swap	8/1/2026	300,000	(5,770)	1,875	(3,895)	(11,349)	3,708	(7,641)
Interest rate swap	8/14/2028	300,000	(6,398)	5,213	(1,185)	(12,656)	10,425	(2,231)
Interest rate swap	3/1/2029	350,000	(6,968)	5,359	(1,609)	(12,183)	9,468	(2,715)
Total		$1,302,500	$(26,224)	$15,888	$(10,336)	$(50,198)	$30,482	$(19,716)

For the three and six months ended June 30, 2025, the Company recognized $11.6 million and $29.2 million, respectively, of unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, this amount was offset by an increase of $2.8 million and $6.2 million, respectively, for a change in carrying value of the 2026 Notes, an increase of $2.2 million and $5.8 million, respectively, for a change in carrying value of the

2028 Notes, an increase of $3.3 million and $8.3 million, respectively, for a change in carrying value of the 2029 Notes and an increase of $3.3 million and $8.9 million, respectively, for a change in carrying value of the 2030 Notes.

For the three and six months ended June 30, 2024, the Company recognized $3.0 million in unrealized gains and $7.4 million in unrealized losses, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, this amount was offset by an increase of $3.2 million and $5.4 million, respectively, for a change in the carrying value of the 2024 Notes, an increase of $2.0 million and $0.7 million, respectively, for a change in carrying value of the 2026 Notes, a decrease of $1.0 million and $7.2 million, respectively, for a change in carrying value of the 2028 Notes, and a decrease of $1.2 million and $6.3 million, respectively, for a change in carrying value of the 2029 Notes.

As of June 30, 2025, the swap transactions had a fair value of $4.9 million, which is netted against cash collateral of $35.3 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2024, the swap transactions had a fair value of $(24.2) million, which is netted against cash collateral of $46.6 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2025 and December 31, 2024:

	Fair Value Hierarchy at June 30, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$29,039	$3,014,071	$3,043,110
Second-lien debt investments	—	905	28,735	29,640
Mezzanine debt investments	—	—	53,567	53,567
Equity and other investments	35,636	12,213	120,739	168,588
Total investments at fair value	$35,636	$42,157	$3,217,112	$3,294,905
Interest rate swaps	—	4,922	—	4,922
Total	$35,636	$47,079	$3,217,112	$3,299,827

	Fair Value Hierarchy at December 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$14,675	$3,287,829	$3,302,504
Second-lien debt investments	—	1,309	18,535	19,844
Mezzanine debt investments	—	—	39,091	39,091
Equity and other investments	3,952	11,963	139,586	155,501
Structured credit investments	—	1,472	—	1,472
Total investments at fair value	$3,952	$29,419	$3,485,041	$3,518,412
Interest rate swaps	—	(24,238)	—	(24,238)
Total	$3,952	$5,181	$3,485,041	$3,494,174

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2025:

	As of and for the Three Months Ended
	June 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$3,144,798	$32,301	$52,179	$141,952	$3,371,230
Purchases or originations	252,448	—	—	2,366	254,814
Repayments / redemptions	(376,332)	(3,357)	—	—	(379,689)
Sales Proceeds	(36,910)	—	—	(6,641)	(43,551)
Paid-in-kind interest	3,453	1,026	1,143	—	5,622
Net change in unrealized gains (losses)	68,075	(1,540)	212	(5,732)	61,015
Net realized gains (losses)	(41,507)	—	—	3,279	(38,228)
Net amortization of discount on securities	7,579	305	33	—	7,917
Transfers within Level 3	(7,533)	—	—	7,533	—
Transfers into (out of) Level 3	—	—	—	(22,018)	(22,018)
Balance, End of Period	$3,014,071	$28,735	$53,567	$120,739	$3,217,112

Caris Life Sciences, Inc. was transferred out of Level 3 into Level 1 for fair value measurement purposes during the three months ended June 30, 2025, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

	As of and for the Six Months Ended
	June 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$3,287,829	$18,535	$39,091	$139,586	$3,485,041
Purchases or originations	396,218	15,359	12,740	5,088	429,405
Repayments / redemptions	(664,222)	(3,357)	—	—	(667,579)
Sales Proceeds	(36,910)	—	—	(8,198)	(45,108)
Paid-in-kind interest	6,745	1,831	2,200	81	10,857
Net change in unrealized gains (losses)	59,751	(4,026)	(516)	(4,986)	50,223
Net realized gains (losses)	(41,483)	—	—	3,653	(37,830)
Net amortization of discount on securities	13,676	393	52	—	14,121
Transfers within Level 3	(7,533)	—	—	7,533	—
Transfers into (out of) Level 3	—	—	—	(22,018)	(22,018)
Balance, End of Period	$3,014,071	$28,735	$53,567	$120,739	$3,217,112

Caris Life Sciences, Inc. was transferred out of Level 3 into Level 1 for fair value measurement purposes during the six months ended June 30, 2025, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2024:

	As of and for the Three Months Ended
	June 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$3,114,679	$28,669	$40,077	$147,344	$3,330,769
Purchases or originations	246,590	—	—	23	246,613
Repayments / redemptions	(282,738)	(1,535)	—	—	(284,273)
Sale Proceeds	(9,109)	—	—	—	(9,109)
Paid-in-kind interest	7,656	338	1,111	76	9,181
Net change in unrealized gains (losses)	(6,705)	481	1,076	629	(4,519)
Net realized gains (losses)	(1,772)	—	—	—	(1,772)
Net amortization of discount on securities	6,393	40	18	—	6,451
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$3,074,994	$27,993	$42,282	$148,072	$3,293,341

	As of and for the Six Months Ended
	June 30, 2024
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$2,993,786	$35,975	$38,865	$140,331	$3,208,957
Purchases or originations	450,028	2,004	—	4,151	456,183
Repayments / redemptions	(370,087)	(1,535)	—	—	(371,622)
Sale Proceeds	(9,109)	—	—	—	(9,109)
Paid-in-kind interest	13,387	569	2,178	157	16,291
Net change in unrealized gains (losses)	(10,482)	(9,093)	1,200	3,433	(14,942)
Net realized gains (losses)	(2,391)	—	—	—	(2,391)
Net amortization of discount on securities	9,862	73	39	—	9,974
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$3,074,994	$27,993	$42,282	$148,072	$3,293,341

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2025 and 2024:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2025 on	June 30, 2024 on
	Investments Held at	Investments Held at
	June 30, 2025	June 30, 2024
First-lien debt investments	$31,358	$(4,758)
Second-lien debt investments	(1,066)	480
Mezzanine debt investments	212	1,076
Equity and other investments	(1,250)	629
Total	$29,254	$(2,573)

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2025 on	June 30, 2024 on
	Investments Held at	Investments Held at
	June 30, 2025	June 30, 2024
First-lien debt investments	$30,038	$(5,875)
Second-lien debt investments	(3,820)	(9,094)
Mezzanine debt investments	(516)	1,200
Equity and other investments	(2,461)	3,433
Total	$23,241	$(10,336)

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2025
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$3,014,071	Income approach (1)	Discount rate	6.5% — 16.3% (11.4%)	Decrease
Second-lien debt investments	28,735	Income approach (2)	Discount rate	13.1% — 14.8% (14.2%)	Decrease
Mezzanine debt investments	53,567	Income approach (3)	Discount rate	11.5% — 20.0% (11.6%)	Decrease
Equity and other investments	120,739	Market Multiple (4)	Comparable multiple	1.9x — 20.0x (9.2x)	Increase
Total	$3,217,112

(1)
Includes $116.0 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $1.5 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(4)
Includes $11.7 million of equity investments which were valued using an asset valuation waterfall and $14.4 million of equity investments using a discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2025 and December 31, 2024, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2026 Notes	$300,000	$292,631	$300,000	$287,911
2028 Notes	300,000	315,477	300,000	312,012
2029 Notes	350,000	358,182	350,000	354,338
2030 Notes	300,000	300,547	—	—
Total	$1,250,000	$1,266,837	$950,000	$954,261

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

As of June 30, 2025, aggregate commitments under the Revolving Credit Facility were $1.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2025, the Company had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 70.3 million, Canadian dollars (CAD) of 9.5 million, Swedish Krona (SEK) of 209.7 million and Euro (EUR) of 189.3 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above. As of December 31, 2024, the Company had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 62.4 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 80.2 million and Euro (EUR) of 167.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2025 and December 31, 2024, the Company had $19.7 million and $21.8 million outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of June 30, 2025 and December 31, 2024, the Company was in compliance with the terms of the Revolving Credit Facility.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(11.4) million and $(17.6) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $4.5 million and $(1.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $3.0 million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, the Company's effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2025, the effective hedge interest rate swaps had a fair value of $8.9 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

For the three and six months ended June 30, 2025 and 2024, the components of interest expense related to the 2024 Notes, 2026 Notes, 2028 Notes, 2029 Notes, and 2030 Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$16,666	$15,813	$30,800	$30,733
Accretion of original issue discount	474	421	868	816
Amortization of deferred financing costs	833	900	1,544	1,757
Total Interest Expense	$17,973	$17,134	$33,212	$33,306

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2024 Notes, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. During the three and six months ended June 30, 2025, the Company received $16.7 million and $30.5 million, respectively, and paid $21.2 million and $38.7 million respectively, related to the settlements of its interest rate swaps related to the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. During the three and six months ended June 30, 2024, the Company received $15.9 million and $30.5 million, respectively, and paid $26.2 million and $50.2 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. These net amounts are included in interest expense in the Company’s Consolidated Statements of Operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2025, the components of the carrying value of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes and the stated interest rates were as follows:

	June 30, 2025
	2026 Notes	2028 Notes	2029 Notes	2030 Notes
Principal amount of debt	$300,000	$300,000	$350,000	$300,000
Original issue discount, net of accretion	(459)	(1,190)	(2,521)	(3,389)
Deferred financing costs	(812)	(2,699)	(3,611)	(3,838)
Fair value of an effective hedge	(11,422)	4,470	3,005	8,869
Carrying value of debt	$287,307	$300,581	$346,873	$301,642
Stated interest rate	2.50%	6.95%	6.13%	5.63%

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

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of June 30, 2025, the Company's swap-adjusted interest rate on the 2026 Notes, 2028 Notes, 2029 Notes and 2030 notes was SOFR plus 2.17%, 2.99%, 2.44% and 1.53%, respectively. As of December 31, 2024, the Company's swap-adjusted interest rate on the 2026 Notes, 2028 Notes and 2029 Notes was SOFR plus 2.17%, 2.99% and 2.44%, respectively.

As of June 30, 2025, the Company was in compliance with the terms of the indentures governing the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. As of December 31, 2024, the Company was in compliance with the terms of the indentures governing the 2026 Notes, 2028 Notes and 2029 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 192.5% and 182.5% respectively.

Debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,675,000	$507,117	$1,148,178	$490,154
2026 Notes	300,000	300,000	—	287,307
2028 Notes	300,000	300,000	—	300,581
2029 Notes	350,000	350,000	—	346,873
2030 Notes	300,000	300,000	—	301,642
Total Debt	$2,925,000	$1,757,117	$1,148,178	$1,726,557

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $17.0 million, $1.3 million, $3.9 million $6.1 million and $7.2 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented inclusive of an incremental $(11.4) million, $4.5 million, $3.0 million and $8.9 million, respectively, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, each resulting from a hedge accounting relationship.

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

For the three and six months ended June 30, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$26,031	$25,646	$52,811	$52,198
Commitment fees	895	1,090	1,519	2,090
Amortization of deferred financing costs	1,737	1,741	3,231	3,446
Accretion of original issue discount	474	421	868	816
Swap settlement	4,510	10,336	8,188	19,716
Total Interest Expense	$33,647	$39,234	$66,617	$78,266
Average debt outstanding (in millions)	$1,928.8	$1,857.8	$1,918.5	$1,870.9
Weighted average interest rate	6.3%	7.7%	6.4%	7.7%

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

As of June 30, 2025 and December 31, 2024, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$245	$217
Alpha Midco, Inc. - Delayed Draw & Revolver	331	452
American Achievement, Corp. - Revolver	2,403	2,403
Apellis Pharmaceuticals, Inc. - Delayed Draw	5,263	5,263
Aptean, Inc. - Delayed Draw & Revolver	—	1,126
Arrow Buyer, Inc. - Delayed Draw	—	5,479
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	29,723	31,961
Artisan Bidco, Inc. - Revolver	3,525	5,717
Avalara, Inc. - Revolver	—	3,864
AVSC Holding Corp. - Revolver	4,833	4,833
Axonify, Inc. - Delayed Draw	—	694
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5,575	5,575
Babylon Finco Limited - Delayed Draw	—	287
Banyan Software Holdings, LLC - Delayed Draw	—	3,898
Bayshore Intermediate #2, L.P. - Revolver	3,199	3,635
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	324	324
BCTO Bluebill Buyer, Inc. - Delayed Draw	4,144	4,144
Ben Nevis Midco Limited - Delayed Draw	—	1,365
Big Wombat Holdings, Inc. - Revolver	2,469	—
BlueSnap, Inc. - Delayed Draw & Revolver	2,534	5,069
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	3,029
Cirrus (Bidco) Ltd - Delayed Draw	457	417
Cordance Operations, LLC - Delayed Draw & Revolver	4,498	6,719
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	6,809
Crewline Buyer, Inc. - Revolver & Equity	6,148	6,148
Disco Parent, Inc. - Revolver	455	455
EDB Parent, LLC - Delayed Draw	953	5,127
Edge Bidco B.V. - Delayed Draw & Revolver	1,126	993
Elysian Finco Ltd. - Delayed Draw & Revolver	1,557	1,881
Elysium BidCo Limited - Revolver	—	2,493
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	1,966	1,857
EMS Linq, Inc. - Revolver	3,689	4,568
Erling Lux Bidco SARL - Delayed Draw & Revolver	6,541	2,772
Eventus Buyer, LLC - Delayed Draw & Revolver	8,633	10,033
ExtraHop Networks, Inc. - Delayed Draw & Revolver	1,115	3,384
Flight Intermediate HoldCo, Inc. - Delayed Draw	34,608	37,860
ForeScout Technologies, Inc. - Delayed Draw & Revolver	800	800
Fullsteam Operations, LLC - Delayed Draw & Revolver	5,213	8,885
Galileo Parent, Inc. - Revolver	3,462	5,481
Greenshoot Bidco B.V. - Revolver	461	407
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	2,521	2,521
Hippo XPA Bidco AB - Delayed Draw & Revolver	9,509	1,697
HireVue, Inc. - Revolver	3,394	2,509
Ingenovis Health Finance, LLC - Revolver	32,500	—
IRGSE Holding Corp. - Revolver	458	528
Kangaroo Bidco AS - Delayed Draw	4,375	4,375
Kryptona BidCo US, LLC - Revolver	2,165	2,165
LeanTaaS Holdings, Inc. - Delayed Draw	14,737	18,844
Lynx BidCo - Delayed Draw & Revolver	891	891
Marcura Equities LTD - Delayed Draw & Revolver	8,452	9,133
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	11,786	11,786
PDI TA Holdings, Inc. - Delayed Draw & Revolver	984	3,286
PrimePay Intermediate, LLC - Delayed Draw	—	4,000
PrimeRevenue, Inc. - Revolver	6,250	6,250
QSR Acquisition Co. - Delayed Draw	—	15,000
Rail Acquisitions LLC - Delayed Draw & Revolver	5,660	—

RainFocus, LLC - Delayed Draw	8,455	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,615	1,425
Raptor US Buyer II Corp. - Revolver	682	682
Sapphire Software Buyer, Inc. - Revolver	3,243	3,243
Scorpio Bidco - Delayed Draw	574	506
Severin Acquisition, LLC - Delayed Draw & Revolver	3,805	5,039
Shiftmove GmbH - Delayed Draw	15,407	13,591
Sky Bidco S.p.A. - Delayed Draw	4,111	3,627
SkyLark UK DebtCo Limited - Delayed Draw	489	6,946
SL Buyer Corp. - Delayed Draw	—	11,234
SMA Technologies Holdings, LLC - Revolver	1,009	1,009
Sport Alliance GmbH - Revolver	489	647
Tango Management Consulting, LLC - Delayed Draw & Revolver	—	1,479
Tango Management Consulting, LLC #2 - Delayed Draw & Revolver	25,380	—
TradingScreen, Inc. - Revolver	435	768
TRP Assets, LLC - Delayed Draw	10,166	10,166
Truck-Lite Co., LLC - Delayed Draw & Revolver	—	8,743
USA Debusk LLC - Delayed Draw & Revolver	2,611	2,809
Varinem German Bidco GmbH - Delayed Draw	4,914	3,553
Wrangler Topco, LLC - Delayed Draw & Revolver	888	1,433
Total Portfolio Company Commitments (1)(2)	$341,014	$356,309

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

Other Commitments and Contingencies

As of June 30, 2025 and December 31, 2024, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2025 and 2024. All shares issued to stockholders in the tables below are newly issued shares.

	For the Six Months Ended
	June 30, 2025
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	39,839
February 13, 2025	Base	March 14, 2025	March 31, 2025	263,083
April 30, 2025	Supplemental	May 30, 2025	June 20, 2025	34,339
April 30, 2025	Base	June 16, 2025	June 30, 2025	241,651
Total Shares Issued				578,912

	For the Six Months Ended
	June 30, 2024
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	36,749
February 15, 2024	Base	March 15, 2024	March 28, 2024	255,308
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	34,318
May 1, 2024	Base	June 14, 2024	June 28, 2024	261,331
Total Shares Issued				587,706
(1)
See Note 11 for further information on base, supplemental and special dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of April 30, 2025 (effective May 31, 2025). The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased during the six months ended June 30, 2025 and 2024.

At the Market Offerings

The Company is a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company's common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of June 30, 2025.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase in net assets resulting from operations	$59,003	$47,401	$95,957	$94,919
Weighted average shares of common stock outstanding—basic and diluted	93,971,164	92,734,320	93,821,251	90,883,350
Earnings per common share—basic and diluted	$0.63	$0.51	$1.02	$1.04

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	$0.07
February 13, 2025	Base	March 14, 2025	March 31, 2025	0.46
April 30, 2025	Supplemental	May 30, 2025	June 20, 2025	0.06
April 30, 2025	Base	June 16, 2025	June 30, 2025	0.46
Total Dividends Declared				$1.05

	For the Six Months Ended
	June 30, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	$0.08
February 15, 2024	Base	March 15, 2024	March 28, 2024	0.46
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	0.06
May 1, 2024	Base	June 14, 2024	June 28, 2024	0.46
Total Dividends Declared				$1.06

The dividends declared during the six months ended June 30, 2025 and 2024 were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2025 and 2024:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Per Share Data (8)
Net asset value, beginning of period	$17.16	$17.04

Net investment income (1)	1.16	1.18
Net realized and unrealized gains (losses) (1)	(0.14)	(0.14)
Total from operations	1.02	1.04
Issuance of common stock, net of offering costs (2)	0.04	0.17
Dividends declared from net investment income (2)	(1.05)	(1.06)
Total increase/(decrease) in net assets	0.01	0.15
Net Asset Value, End of Period	$17.17	$17.19
Per share market value at end of period	$23.81	$21.35
Total return based on market value with reinvestment of dividends (3)	17.23%	4.10%
Total return based on market value (4)	16.71%	3.75%
Total return based on net asset value (5)	6.18%	7.12%
Shares Outstanding, End of Period	94,240,348	93,017,205
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets (7)	15.23%	16.94%
Ratio of net investment income to average net assets	13.53%	13.79%
Portfolio turnover	26.96%	23.94%
Net assets, end of period	$1,617,646	$1,599,035
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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the six months ended June 30, 2025 and 2024. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 15.32% and 17.03%, respectively, for the six months ended June 30, 2025 and 2024.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2025.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2025, we have originated approximately $48.1 billion aggregate principal amount of investments and retained more than $11.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct investment originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2025, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 94.6% of our total investments based on fair value, had weighted average annual revenue of $377.5 million and weighted average annual EBITDA of $114.1 million. As of June 30, 2025, our core portfolio companies had a median annual revenue of $146.7 million and a median annual EBITDA of $46.4 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2025, the largest single investment based on fair value represented 2.5% of our total investment portfolio.

As of June 30, 2025, the average investment size in each of our portfolio companies was approximately $30.2 million based on fair value.

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

As of June 30, 2025, the largest industry represented 17.9% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2025, approximately 93.3% of our portfolio was invested in secured debt, including 92.4% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended June 30, 2025, the weighted average term on new investment commitments in new portfolio companies was 6.2 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2025, we had call protection on 82.9% of our debt investments based on fair value, with weighted average call prices of 108.4% for the first year, 104.5% for the second year and 101.6% for the third year, in each case from the date of the initial investment. As of June 30, 2025, 96.5% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $115 billion of assets under management as of June 30, 2025. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 690 investment and operating professionals. As of June 30, 2025, seventy-two (72) of these personnel are dedicated to direct lending, including fifty-seven (57) investment professionals.

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

On May 6, 2025, we, the Adviser and certain of our affiliates were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions, with certain of our affiliates (including affiliates of Sixth Street) in middle-market loan origination activities for companies domiciled in the United States.

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

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement, and has started to implement, significant changes to U.S. trade policy, the size of the federal government, tax policy and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government recently announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring the tariff developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of June 30, 2025, 96.5% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and six months ended June 30, 2025, 5.0% and 4.8%, respectively, of our total investment income was comprised of PIK interest. For the three and six months ended June 30, 2024, 7.7% and 7.3%, respectively, of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of June 30, 2025, our portfolio based on fair value consisted of 92.4% first-lien debt investments, 0.9% second-lien debt investments, 1.6% mezzanine debt investments and 5.1% equity investments. As of December 31, 2024, our portfolio based on fair value consisted of 93.9% first-lien debt investments, 0.6% second-lien debt investments, 1.1% mezzanine debt investments, 4.4% equity and other investments and less than 0.1% structured credit investments.

As of June 30, 2025 and December 31, 2024, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.7% and 12.3%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.0% and 12.5%, respectively.

As of June 30, 2025, we had investments in 109 portfolio companies with an aggregate fair value of $3,294.9 million. As of December 31, 2024, we had investments in 116 portfolio companies (including one structured credit investment, which include each series of collateralized loan obligation as a separate portfolio company investment) with an aggregate fair value of $3,518.4 million.

For the three months ended June 30, 2025, the principal amount of new investments funded was $208.6 million in thirteen new portfolio companies and four existing portfolio companies. For this period, we had $388.7 million aggregate principal amount in exits and repayments.

For the three months ended June 30, 2024, the principal amount of new investments funded was $163.6 million in eight new portfolio companies and five existing portfolio companies. For this period, we had $290.3 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended June 30, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2025	June 30, 2024
New investment commitments:
Gross originations (1)	$604.1	$1,858.8
Less: Syndications/sell downs (1)	306.4	1,627.8
Total new investment commitments	$297.7	$231.0
Principal amount of investments funded:
First-lien	$190.1	$163.6
Second-lien	—	—
Mezzanine	—	—
Equity and other	2.3	—
Structured Credit	16.2	—
Total	$208.6	$163.6
Principal amount of investments sold or repaid:
First-lien	$365.9	$265.2
Second-lien	3.4	—
Mezzanine	—	—
Equity and other	3.2	25.1
Structured Credit	16.2	—
Total	$388.7	$290.3
Number of new investment commitments in new portfolio companies	13	8
Average new investment commitment amount in new portfolio companies	$20.0	$21.2
Weighted average term for new investment commitments in new portfolio companies (in years)	6.2	6.1
Percentage of new debt investment commitments at floating rates	99.7%	100.0%
Percentage of new debt investment commitments at fixed rates	0.3%	—
Weighted average interest rate of new investment commitments	10.7%	11.6%
Weighted average spread over reference rate of new floating rate investment commitments	6.7%	6.6%
Weighted average interest rate on investments fully sold or paid down	12.2%	13.4%

(1) Includes affiliates of Sixth Street

As of June 30, 2025 and December 31, 2024, our investments consisted of the following:

	June 30, 2025		December 31, 2024
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$2,979.1	$3,043.1	$3,298.0	$3,302.5
Second-lien debt investments	67.4	29.6	53.2	19.8
Mezzanine debt investments	52.1	53.6	37.1	39.1
Equity and other investments	157.1	168.6	149.4	155.5
Structured credit investments	—	—	1.5	1.5
Total	$3,255.7	$3,294.9	$3,539.2	$3,518.4

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,273.5	99.4%	$3,469.4	98.6%
Non-accrual (1)	21.4	0.6	49.0	1.4
Total	$3,294.9	100.0%	$3,518.4	100.0%

	June 30, 2025		December 31, 2024
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,188.2	97.9%	$3,410.1	96.4%
Non-accrual (1)	67.5	2.1	129.1	3.6
Total	$3,255.7	100.0%	$3,539.2	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities (1)	11.7%	12.3%
Weighted average interest rate of debt and income producing securities	11.2%	11.8%
Weighted average spread over reference rate of all floating rate investments	7.3%	7.7%

(1)
Weighted average total portfolio yield at fair value was 11.1% at June 30, 2025 and 11.6% at December 31, 2024.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2025 and December 31, 2024. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2025		December 31, 2024
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$3,045.8	92.5%	$3,345.8	95.1%
2	197.9	6.0	88.9	2.5
3	29.8	0.9	34.7	1.0
4	—	—	—	—
5	21.4	0.6	49.0	1.4
Total	$3,294.9	100.0%	$3,518.4	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)(1)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$115.0	$121.8	$231.4	$239.6
Less: Net expenses	62.9	65.4	119.9	130.0
Net investment income before income taxes	52.1	56.4	111.5	109.6
Less: Income taxes, including excise taxes	1.3	1.3	2.6	2.1
Net investment income	50.8	55.1	108.8	107.5
Net realized gains (losses) (2)	(36.9)	1.8	(36.0)	3.9
Net change in unrealized gains (losses) (2)	45.0	(9.5)	23.2	(16.5)
Net increase (decrease) in net assets resulting from operations	$59.0	$47.4	$96.0	$94.9

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest from investments	$101.2	$105.0	$207.9	$209.7
Paid-in-kind interest income	5.8	9.4	11.1	$17.5
Dividend income	0.4	1.8	1.3	2.6
Other income	7.6	5.6	11.1	9.8
Total investment income	$115.0	$121.8	$231.4	$239.6

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $105.0 million for the three months ended June 30, 2024 to $101.2 million for the three months ended June 30, 2025. The decrease in interest from investments was primarily the result of a decrease in reference rates for the three months ended June 30, 2025 compared to the same period in 2024. Paid-in-kind interest income decreased from $9.4 million for the three months ended June 30, 2024 to $5.8 million for the three months ended June 30, 2025 due to decreased PIK investments. Dividend income decreased from $1.8 million for the three months ended June 30, 2024 to $0.4 million for the three months ended June 30, 2025 due to the timing of dividend payments in 2025. Other income increased from $5.6 million for the three months ended June 30, 2024 to $7.6 million for the three months ended June 30, 2025, primarily due to increased miscellaneous fees earned during the three months ended June 30, 2025.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $209.7 million for the six months ended June 30, 2024 to $207.9 million for the six months ended June 30, 2025. The decrease in interest from investments was primarily the result of a decrease in references rates for the six months ended June 30, 2025 compared to the same period in 2024. Paid-in-kind interest income decreased from $17.5 million for the six months ended June 30, 2024 to $11.1 million for the six months ended June 30, 2025 due to decreased PIK investments. Dividend income decreased from $2.6 million for the six months ended June 30, 2024 to $1.3 million for the six months ended June 30, 2025 due to the timing of dividend payments in 2025. Other income increased from $9.8 million for the six months ended June 30, 2024 to $11.1 million for the six months ended June 30, 2025, primarily due to increased miscellaneous fees earned during the six months ended June 30, 2025.

Expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)(1)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest	$33.6	$39.2	$66.6	$78.3
Management fees (net of waivers)	12.6	12.5	25.3	24.7
Incentive fees on net investment income	11.1	11.4	22.6	22.3
Incentive fees on net capital gains	1.4	(1.3)	(2.2)	(2.2)
Professional fees	2.6	2.1	4.5	3.9
Directors’ fees	0.2	0.2	0.5	0.4
Other general and administrative	1.3	1.3	2.6	2.6
Net Expenses	$62.9	$65.4	$119.9	$130.0

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing expenses, decreased from $39.2 million for the three months ended June 30, 2024 to $33.6 million for the three months ended June 30, 2025. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding, which decreased from 7.7% for the three months ended June 30, 2024 to 6.3% for the three months ended June 30, 2025 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Interest expense, including other debt financing expenses, decreased from $78.3 million for the six months ended June 30, 2024 to $66.6 million for the six months ended June 30, 2025. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding, which decreased from 7.7% for the six months ended June 30, 2024 to 6.4% for the six months ended June 30, 2025 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Management Fees

Management Fees (gross of waivers) increased from $12.8 million for the three months ended June 30, 2024 to $12.9 million for the three months ended June 30, 2025 due to an increase in average assets. Management Fees (net of waivers) increased from $12.5 million for the three months ended June 30, 2024 to $12.6 million for the three months ended June 30, 2025. Management Fees waived were $0.3 million for the three months ended June 30, 2025 and $0.3 million for the three months ended June 30, 2024, pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

Management Fees (gross of waivers) increased from $25.4 million for the six months ended June 30, 2024 to $26.0 million for the six months ended June 30, 2025 due to an increase in average assets. Management Fees (net of waivers) increased from $24.7 million for the six months ended June 30, 2024 to $25.3 million for the six months ended June 30, 2025. Management Fees waived were $0.7 million for the six months ended June 30, 2025 and $0.7 million for the six months ended June 30, 2024, pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

Incentive Fees

For the three months ended June 30, 2025 and 2024, Incentive Fees were $12.5 million and $10.1 million, respectively, of which $11.1 million and $11.4 million, respectively, were realized and payable to the Adviser. For the three months ended June 30, 2025 and 2024, $1.4 million and $(1.3) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

For the six months ended June 30, 2025 and 2024, Incentive Fees were $20.4 million and $20.1 million, respectively, of which $22.6 million and $22.3 million, respectively, were realized and payable to the Adviser. For the six months ended June 30, 2025 and 2024, $(2.2) million and $(2.2) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $2.1 million for the three months ended June 30, 2024 to $2.6 million for the three months ended June 30, 2025 due to higher legal and audit related fees. Other general and administrative fees were $1.3 million for the three months ended June 30, 2024 and $1.3 million for the three months ended June 30, 2025.

Professional fees increased from $3.9 million for the six months ended June 30, 2024 to $4.5 million for the six months ended June 30, 2025 due to higher legal and audit related fees. Other general and administrative fees were $2.6 million for the six months ended June 30, 2024 and $2.6 million for the six months ended June 30, 2025.

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

For the three and six months ended June 30, 2025, we recorded a net expense of $1.3 million and $2.6 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2024, we recorded a net expense of $1.2 million and $2.1 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
($ in millions)(1)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized gains (losses) on investments	$(36.8)	$1.6	$(35.7)	$3.9
Net realized gains (losses) on foreign currency transactions	0.1	(0.1)	(0.1)	(0.8)
Net realized gains (losses) on foreign currency investments	0.8	(1.7)	0.8	(2.4)
Net realized gains (losses) on foreign currency borrowings	(1.0)	2.0	(1.0)	3.2
Net Realized Gains (Losses)	$(36.9)	$1.8	$(36.0)	$3.9

Change in unrealized gains on investments	$94.6	$13.9	$104.9	$23.7
Change in unrealized (losses) on investments	(23.8)	(21.8)	(44.9)	(43.2)
Net Change in Unrealized Gains (Losses) on Investments	$70.8	$(7.9)	$60.0	$(19.5)

Unrealized gains (losses) on foreign currency borrowings	(25.8)	(1.6)	(36.8)	3.0
Unrealized gains (losses) on foreign currency transactions (2)(3)	0.0	(0.0)	(0.0)	(0.0)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$(25.8)	$(1.6)	$(36.8)	$3.0

Net Change in Unrealized Gains (Losses)	$45.0	$(9.5)	$23.2	$(16.5)

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.
(3)
Amounts round to less than $0.1 million.

For the three and six months ended June 30, 2025, we had net realized losses on investments of $36.8 million and $35.7 million, respectively. For the three and six months ended June 30, 2025, we had net realized gains of $0.1 million and net realized losses of $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2025, we had net realized gains on foreign currency investments of $0.8 million and $0.8 million, respectively. For the three and six months ended June 30, 2025, we had net realized losses on foreign currency borrowings of $1.0 million and $1.0 million, respectively. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended June 30, 2025, we had $94.6 million in unrealized gains on 77 portfolio company investments, which was offset by $23.8 million in unrealized losses on 40 portfolio company investments. Unrealized gains for the three months ended June 30, 2025 resulted from positive portfolio company specific developments, tightening credit spreads, and the reversal of prior period unrealized losses due to realizations. Unrealized losses for the three months ended June 30, 2025 resulted from negative credit-related adjustments and the reversal of prior period unrealized gains due to realizations. For the six months ended June 30, 2025, we had $104.9 million in unrealized gains on 67 portfolio company investments, which was offset by $44.9 million in unrealized losses on 57 portfolio company investments. Unrealized gains for the six months ended June 30, 2025 resulted from positive portfolio company specific developments, tightening credit spreads, and the reversal of prior period unrealized losses due to realizations. Unrealized losses for the six months ended June 30, 2025 resulted from negative credit-related adjustments and the reversal of prior period unrealized gains due to realizations.

For the three and six months ended June 30, 2025 we had unrealized losses on foreign currency borrowings of $25.8 million and $36.8 million, respectively, on foreign currency borrowings, primarily as a result of fluctuations in the AUD, CAD, SEK, GBP and EUR exchange rates. For the three and six months ended June 30, 2025, we had unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, on foreign currency transactions.

For the three and six months ended June 30, 2024, we had net realized gains on investments of $1.6 million and $3.9 million, respectively, primarily driven by nineteen investments and thirty-six investments, respectively. For the three and six months ended June 30, 2024, we had net realized losses of $0.1 million and $0.8 million, respectively on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and six months ended June 30, 2024, we had net realized losses of $1.7 million and $2.4 million, respectively, on foreign currency investments. For the three and six months ended June 30, 2024, we had net realized gains of $2.0 million and $3.2 million, respectively, on foreign currency borrowings. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility.

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

For the three and six months ended June 30, 2024, we had unrealized losses on foreign currency borrowings of $1.6 million and unrealized gains of $3.0 million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR,
SEK and GBP exchange rates. For the three and six months ended June 30, 2024, we had unrealized losses on foreign currency cash of less than $0.1 million and less than $0.1 million, respectively.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2025, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.1% (based on total capital invested of $8.6 billion and total proceeds from these exited investments of $11.0 billion). Ninety-two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the six months ended June 30, 2025 and 2024, we had $36.8 million of unrealized losses and $3.0 million of unrealized gains, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the six months ended June 30, 2025 and 2024. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2025. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 192.5% and 182.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2025, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2025, we had approximately $1.1 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of June 30, 2025, we had $39.2 million in cash and cash equivalents, including $35.3 million of restricted cash. During the six months ended June 30, 2025, cash provided by operating activities was $343.1 million, primarily attributable to repayments and proceeds from investments of $733.2 million and an increase in net assets resulting from operations of $96.0 million, which was partially offset by cash used in other operating activities of $26.6 million and funding portfolio investments of $459.5 million. Cash used in financing activities was $331.3 million during the period due to paydowns on our Revolving Credit Facility of $977.8 million, dividends paid of $85.9 million and deferred financing costs of $7.3 million, which was partially offset by borrowings of $739.7 million.

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

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company's common stock. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of June 30, 2025.

During the six months ended June 30, 2025 and 2024, we issued 578,912 and 587,706 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $12.7 million and $11.9 million, respectively.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of April 30, 2025 (effective May 31, 2025). The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased for the three and six months ended June 30, 2025 and 2024.

Debt

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of June 30, 2025, aggregate commitments under the Revolving Credit Facility were $1.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2025, we had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 70.3 million, Canadian dollars (CAD) of 9.5 million, Swedish Krona (SEK) of 209.7 million and Euro (EUR) of 189.3 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2024, we had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 62.4 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 80.2 million and Euro (EUR) of 167.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2025 and December 31, 2024, we had $19.7 million and $21.8 million respectively in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of June 30, 2025 and December 31, 2024, we were in compliance with the terms of the Revolving Credit Facility.

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

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(11.4) million and $(17.6) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, our effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $4.5 million and $(1.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, we entered into an interest rate swap to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $3.0 million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, we entered into an interest rate swap to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, our effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the effective hedge interest rate swaps had a fair value of $8.9 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

Debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,675.0	$507.1	$1,148.2	$490.2
2026 Notes	300.0	300.0	—	287.3
2028 Notes	300.0	300.0	—	300.6
2029 Notes	350.0	350.0	—	346.9
2030 Notes	300.0	300.0	—	301.6
Total Debt	$2,925.0	$1,757.1	$1,148.2	$1,726.6

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $17.0 million, $1.3 million, $3.9 million $6.1 million and $7.2 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented inclusive of an incremental $(11.4) million, $4.5 million, $3.0 million and $8.9 million, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, each resulting from a hedge accounting relationship.

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

As of June 30, 2025 and December 31, 2024, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Alpha Midco, Inc. - Delayed Draw & Revolver	0.3	0.5
American Achievement, Corp. - Revolver	2.4	2.4
Apellis Pharmaceuticals, Inc. - Delayed Draw	5.3	5.3
Aptean, Inc. - Delayed Draw & Revolver	—	1.1
Arrow Buyer, Inc. - Delayed Draw	—	5.5
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	29.7	32.0
Artisan Bidco, Inc. - Revolver	3.5	5.7
Avalara, Inc. - Revolver	—	3.9
AVSC Holding Corp. - Revolver	4.8	4.8
Axonify, Inc. - Delayed Draw	—	0.7
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5.6	5.6
Babylon Finco Limited - Delayed Draw	—	0.3
Banyan Software Holdings, LLC - Delayed Draw	—	3.9
Bayshore Intermediate #2, L.P. - Revolver	3.2	3.6
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	0.3	0.3
BCTO Bluebill Buyer, Inc. - Delayed Draw	4.1	4.1
Ben Nevis Midco Limited - Delayed Draw	—	1.4
Big Wombat Holdings, Inc. - Revolver	2.5	—
BlueSnap, Inc. - Delayed Draw & Revolver	2.5	5.1
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	3.0
Cirrus (Bidco) Ltd - Delayed Draw	0.5	0.4
Cordance Operations, LLC - Delayed Draw & Revolver	4.5	6.7
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
Disco Parent, Inc. - Revolver	0.5	0.5
EDB Parent, LLC - Delayed Draw	1.0	5.1
Edge Bidco B.V. - Delayed Draw & Revolver	1.1	1.0
Elysian Finco Ltd. - Delayed Draw & Revolver	1.6	1.9
Elysium BidCo Limited - Revolver	—	2.5
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	2.0	1.9
EMS Linq, Inc. - Revolver	3.7	4.6
Erling Lux Bidco SARL - Delayed Draw & Revolver	6.5	2.8
Eventus Buyer, LLC - Delayed Draw & Revolver	8.6	10.0
ExtraHop Networks, Inc. - Delayed Draw & Revolver	1.1	3.4
Flight Intermediate HoldCo, Inc. - Delayed Draw	34.6	37.9
ForeScout Technologies, Inc. - Delayed Draw & Revolver	0.8	0.8
Fullsteam Operations, LLC - Delayed Draw & Revolver	5.2	8.9
Galileo Parent, Inc. - Revolver	3.5	5.5
Greenshoot Bidco B.V. - Revolver	0.5	0.4
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	2.5	2.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	9.5	1.7
HireVue, Inc. - Revolver	3.3	2.5
Ingenovis Health Finance, LLC - Revolver	32.5	—
IRGSE Holding Corp. - Revolver	0.5	0.5
Kangaroo Bidco AS - Delayed Draw	4.4	4.4
Kryptona BidCo US, LLC - Revolver	2.2	2.2
LeanTaaS Holdings, Inc. - Delayed Draw	14.7	18.8
Lynx BidCo - Delayed Draw & Revolver	0.9	0.9
Marcura Equities LTD - Delayed Draw & Revolver	8.5	9.1
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	11.8	11.8
PDI TA Holdings, Inc. - Delayed Draw & Revolver	1.0	3.3
PrimePay Intermediate, LLC - Delayed Draw	—	4.0

PrimeRevenue, Inc. - Revolver	6.3	6.3
QSR Acquisition Co. - Delayed Draw	—	15.0
Rail Acquisitions LLC - Delayed Draw & Revolver	5.7	—
RainFocus, LLC - Delayed Draw	8.4	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.6	1.4
Raptor US Buyer II Corp. - Revolver	0.7	0.7
Sapphire Software Buyer, Inc. - Revolver	3.2	3.2
Scorpio Bidco - Delayed Draw	0.6	0.5
Severin Acquisition, LLC - Delayed Draw & Revolver	3.8	5.0
Shiftmove GmbH - Delayed Draw	15.4	13.6
Sky Bidco S.p.A. - Delayed Draw	4.1	3.6
SkyLark UK DebtCo Limited - Delayed Draw	0.5	6.9
SL Buyer Corp. - Delayed Draw	—	11.2
SMA Technologies Holdings, LLC - Revolver	1.0	1.0
Sport Alliance GmbH - Revolver	0.5	0.6
Tango Management Consulting, LLC - Delayed Draw & Revolver	—	1.5
Tango Management Consulting, LLC #2 - Delayed Draw & Revolver	25.4	—
TradingScreen, Inc. - Revolver	0.4	0.8
TRP Assets, LLC - Delayed Draw	10.2	10.2
Truck-Lite Co., LLC - Delayed Draw & Revolver	—	8.7
USA Debusk LLC - Delayed Draw & Revolver	2.6	2.8
Varinem German Bidco GmbH - Delayed Draw	4.9	3.6
Wrangler Topco, LLC - Delayed Draw & Revolver	0.9	1.4
Total Portfolio Company Commitments (1)(2)	$341.0	$356.3

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

Other Commitments and Contingencies

As of June 30, 2025 and December 31, 2024, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2025 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$507.1	$—	$—	$507.1	$—
2026 Notes	300.0	—	300.0	—	—
2028 Notes	300.0	—	—	300.0	—
2029 Notes	350.0	—	—	350.0	—
2030 Notes	300.0	—	—	—	300.0
Total Contractual Obligations	$1,757.1	$—	$300.0	$1,157.1	$300.0

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

As of June 30, 2025, 96.5% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$90.3	$52.7	$37.6
Up 200 basis points	$60.2	$35.1	$25.1
Up 100 basis points	$30.1	$17.6	$12.5
Down 25 basis points	$(7.5)	$(4.4)	$(3.1)
Down 50 basis points	$(15.0)	$(8.8)	$(6.2)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: July 30, 2025	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2025	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)