Form 10-Q
period 2025-09-30
Sixth Street Specialty Lending, Inc.
filed 2025-11-04
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at November 4, 2025 was 94,493,925.

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

In addition to factors previously identified elsewhere in the reports and other documents Sixth Street Specialty Lending, Inc. (the "Company", "we", "us", or "our") has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of trade policies and government regulation; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 13, 2025, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,246,833 and $3,450,644, respectively)	$3,309,972	$3,453,317
Controlled, affiliated investments (amortized cost of $97,139 and $88,509, respectively)	66,339	65,095
Total investments at fair value (amortized cost of $3,343,972 and $3,539,153, respectively)	3,376,311	3,518,412
Cash and cash equivalents (restricted cash of $20,137 and $22,362, respectively)	83,159	27,328
Interest receivable	31,193	30,518
Prepaid expenses and other assets	18,598	5,967
Total Assets	$3,509,261	$3,582,225
Liabilities
Debt (net of deferred financing costs of $26,167 and $23,837, respectively)	$1,834,285	$1,901,142
Management fees payable to affiliate	12,797	12,953
Incentive fees on net investment income payable to affiliate	10,527	12,013
Incentive fees on net capital gains accrued to affiliate	1,768	5,071
Other payables to affiliate	2,987	3,635
Other liabilities	27,190	39,882
Total Liabilities	1,889,554	1,974,696
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 95,158,175 and 94,325,686 shares issued, respectively; and 94,493,925 and 93,661,436 shares outstanding, respectively	952	943
Additional paid-in capital	1,537,514	1,519,337
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	91,700	97,708
Total Net Assets	1,619,707	1,607,529
Total Liabilities and Net Assets	$3,509,261	$3,582,225
Net Asset Value Per Share	$17.14	$17.16

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$92,221	$103,363	$295,098	$308,478
Paid-in-kind interest income	6,883	6,218	18,026	23,761
Dividend income	268	3,251	1,563	5,847
Other income	7,397	3,951	18,465	13,737
Total investment income from non-controlled, non-affiliated investments	106,769	116,783	333,152	351,823
Investment income from controlled, affiliated investments:
Interest from investments	2,672	2,438	7,649	6,989
Other income	3	2	7	10
Total investment income from controlled, affiliated investments	2,675	2,440	7,656	6,999
Total Investment Income	109,444	119,223	340,808	358,822
Expenses
Interest	31,385	38,492	98,003	116,759
Management fees	13,081	13,029	39,082	38,390
Incentive fees on net investment income	10,527	11,175	33,132	33,517
Incentive fees on net capital gains	(1,054)	(2,245)	(3,303)	(4,424)
Professional fees	2,022	1,911	6,544	5,776
Directors’ fees	206	215	702	643
Other general and administrative	1,507	1,352	4,124	3,979
Total expenses	57,674	63,929	178,284	194,640
Management and incentive fees waived (Note 3)	(284)	(330)	(990)	(1,024)
Net Expenses	57,390	63,599	177,294	193,616
Net Investment Income Before Income Taxes	52,054	55,624	163,514	165,206
Income taxes, including excise taxes	1,374	698	4,016	2,774
Net Investment Income	50,680	54,926	159,498	162,432
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(3,887)	(2,502)	60,466	(19,669)
Controlled, affiliated investments	(3,019)	(19)	(7,385)	(2,399)
Translation of other assets and liabilities in foreign currencies	756	(10,305)	(36,052)	(7,220)
Income tax provision	605	(1,456)	605	(1,456)
Total net change in unrealized gains (losses)	(5,545)	(14,282)	17,634	(30,744)
Realized gains (losses):
Non-controlled, non-affiliated investments	768	83	(34,919)	3,947
Foreign currency transactions	(366)	(72)	(719)	(60)
Income tax provision	(937)	—	(937)	—
Total net realized gains (losses)	(535)	11	(36,575)	3,887
Total Net Unrealized and Realized Gains (Losses)	(6,080)	(14,271)	(18,941)	(26,857)
Increase (Decrease) in Net Assets Resulting from Operations	$44,600	$40,655	$140,557	$135,575
Earnings per common share—basic and diluted	$0.47	$0.44	$1.50	$1.48
Weighted average shares of common stock outstanding—basic and diluted	94,245,993	93,024,154	93,964,387	91,602,160

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($38,536 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.32%	37,971	38,536	2.4%
	First-lien loan (EUR 17,425 par, due 11/2029)	11/7/2023	E + 7.00%	8.94%	18,445	20,474 (EUR 17,425)	1.3%
	First-lien revolving loan ($3,621 par, due 11/2029)	11/7/2023	SOFR + 7.00%	11.19%	3,542	3,621	0.2%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($42,750 par, due 3/2031)	3/19/2024	SOFR + 6.00%	10.16%	42,110	43,225	2.7%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($52,838 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.83% PIK	51,889	53,763	3.3%
Crewline Buyer, Inc.(3)	First-lien loan ($58,384 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.91%	57,095	58,866	3.6%
Dye & Durham Corp. (3)(4)(9)	First-lien loan ($947 par, due 4/2031)	4/4/2024	SOFR + 4.35%	8.35%	935	941	0.1%
Elements Finco Limited (3)(4)	First-lien loan ($2,257 par, due 4/2031)	4/29/2024	SOFR + 5.25%	9.41% (incl. 2.25% PIK)	2,243	2,286	0.1%
	First-lien loan ($1,848 par, due 4/2031)	4/29/2024	SOFR + 5.00%	9.16%	1,841	1,871	0.1%
	First-lien loan (GBP 10,462 par, due 4/2031)	4/29/2024	S + 5.50%	9.47% (incl. 2.50% PIK)	13,008	14,296 (GBP 10,619)	0.9%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($76,496 par, due 7/2027)	7/22/2021	SOFR + 6.60%	10.76%	75,964	76,690	4.7%
ForeScout Technologies, Inc. (3)	First-lien loan ($5,555 par, due 5/2031)	5/24/2024	SOFR + 5.00%	9.20%	5,504	5,555	0.3%
Galileo Parent, Inc. (3)	First-lien loan ($63,606 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.75%	62,194	64,242	4.0%
	First-lien revolving loan ($6,635 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.75%	6,454	6,736	0.4%
Lynx BidCo (3)(4)	First-lien loan ($1,500 par, due 7/2031)	7/5/2024	SOFR + 6.50%	10.50%	1,385	1,461	0.1%
	First-lien loan (EUR 23,603 par, due 7/2031)	7/5/2024	E + 6.50%	8.50%	26,934	27,543 (EUR 23,441)	1.7%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($323 par, due 5/2029)	5/2/2022	SOFR + 4.85%	9.16%	323	233	0.0%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	8.97%	969	1,083 (EUR 921)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.22%	925	1,080 (EUR 919)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($6,969 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.45%	6,868	7,014	0.4%
	First-lien revolving loan ($534 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.41%	521	541	0.0%
Wrangler TopCo, LLC (3)	First-lien loan ($5,988 par, due 9/2029)	7/7/2023	SOFR + 6.00%	10.07%	5,889	6,073	0.4%
					423,009	436,130	26.9%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.03%	11,598	13,817 (EUR 11,759)	0.9%
	First-lien loan (GBP 19,592 par, due 9/2028)	9/6/2022	S + 7.00%	10.97%	23,117	26,705 (GBP 19,836)	1.6%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.33%	711	754 (NOK 7,520)	0.0%
	First-lien revolving loan (GBP 499 par, due 9/2028)	9/6/2022	S + 7.00%	10.97%	610	680 (GBP 505)	0.0%
					36,036	41,956	2.5%
Communications
Aurelia Netherlands MidCo 2 B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 4.75%	6.78%	34,983	38,662 (EUR 32,904)	2.3%
X Holdings Inc. (9)	First-lien loan ($9,362 par, due 10/2029) (3)	2/5/2025	SOFR + 6.65%	10.96%	9,108	9,176	0.6%
	First-lien loan ($988 par, due 10/2029)	4/28/2025	9.50%	9.50%	970	991	0.1%
					45,061	48,829	3.0%
Education
Astra Acquisition Corp. (3)(14)	Second-lien loan ($40,084 par, due 10/2029)	10/22/2021	P + 9.88%	17.13%	39,489	401	0.0%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.55%	55,722	55,232	3.4%
	First-lien revolving loan ($2,635 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.55%	2,570	2,481	0.2%
Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 6.25%	10.43%	29,909	31,238	1.9%

Severin Acquisition, LLC (3)	First-lien loan ($15,723 par, due 10/2031)	10/1/2024	SOFR + 5.00%	9.16% (incl. 2.25% PIK)	15,704	15,672	1.0%
					143,394	105,024	6.5%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($27,030 par, due 9/2031)	9/30/2024	SOFR + 5.00%	8.87%	26,768	26,955	1.7%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	7.75%	762	860 (EUR 732)	0.1%
Arlberg Bidco LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.98%	4,900	4,963	0.3%
GreenShoot BidCo B.V (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.78%	5,426	5,936 (EUR 5,052)	0.4%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,174 par, due 5/2027)	5/28/2021	SOFR + 4.65%	8.85%	1,151	1,188	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($20,238 par, due 5/2028)	5/28/2021	SOFR + 9.50%	13.70% PIK	20,093	20,390	1.3%
Passport Labs, Inc.	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	1,175	0.1%
Payroc Buyer, LLC	Promissory Note ($6,000 par, due 9/2030)	9/30/2025	5.50%	5.50% PIK	6,000	5,085	0.3%
TradingScreen, Inc. (3)(5)	First-lien loan ($55,102 par, due 4/2027)	4/30/2021	SOFR + 6.35%	10.66%	54,592	55,102	3.3%
	First-lien revolving loan ($899 par, due 5/2027)	11/1/2024	P + 5.25%	12.50%	883	899	0.1%
Volante Technologies, Inc.	First-lien loan ($3,473 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,454	3,603	0.2%
					98,347	99,201	6.2%
Healthcare
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($69,995 par, due 11/2029)	11/23/2020	SOFR + 6.50%	10.70%	69,498	71,046	4.4%
	Second-lien loan ($7,381 par, due 1/2030)	1/23/2023	SOFR + 10.70%	15.02% PIK	7,289	7,492	0.5%
Edge Bidco B.V. (3)(4)(5)	First-lien loan (EUR 5,918 par, due 2/2029)	2/24/2023	E + 6.50%	8.50%	6,218	7,074 (EUR 6,021)	0.4%
Eventus Buyer, LLC (3)	First-lien loan ($25,771 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.50%	25,401	25,525	1.6%
	First-lien revolving loan ($1,867 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.50%	1,822	1,840	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($19,773 par, due 7/2032)	7/31/2025	SOFR + 5.25%	9.41%	19,332	19,548	1.2%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($32,500 par, due 5/2030)	5/13/2025	SOFR + 6.00%	10.20%	31,300	31,850	2.0%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($17,995 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.41%	17,636	18,182	1.1%
Symplr Software Inc. (3)(9)	First-lien loan ($636 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.91%	543	571	0.0%
Velocity Clinical Research, Inc. (3)	First-lien loan ($62,028 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.50%	60,800	60,632	3.7%
	First-lien revolving loan ($528 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.50%	466	457	0.0%
					240,305	244,217	15.0%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	10.71%	64,183	64,025	4.0%
AVSC Holding Corp. (3)	First-lien loan ($44,941 par, due 12/2031)	12/5/2024	SOFR + 5.00%	9.16%	44,040	44,568	2.8%
Equinox Holdings, Inc.	First-lien loan ($50,158 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	12.25% (incl. 4.13% PIK)	50,565	52,437	3.2%
	Second-lien loan ($2,639 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,602	2,771	0.2%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2026)	12/21/2018	SOFR + 9.65%	13.65%	28,594	26,100	1.6%
	First-lien revolving loan ($46,602 par, due 6/2026)	12/21/2018	SOFR + 9.65%	13.83%	46,602	40,112	2.5%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 37,013 par, due 4/2030)	4/10/2024	E + 7.75%	9.66% (incl. 4.13% PIK)	41,813	43,190 (EUR 36,758)	2.7%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 7.25%	9.25%	211	256 (EUR 218)	0.0%
					278,610	273,459	17.0%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($45,113 par, due 5/2027)	5/5/2021	SOFR + 7.15%	11.47%	44,804	45,226	2.8%

bswift, LLC (3)(5)	First-lien loan ($44,569 par, due 11/2028)	11/7/2022	SOFR + 4.75%	9.07%	43,859	44,681	2.8%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($21,745 par, due 1/2028)	1/31/2021	SOFR + 5.15%	9.15%	21,526	21,745	1.3%
	First-lien revolving loan (GBP 730 par, due 1/2028)	1/31/2021	S + 4.00%	7.97%	914	950 (GBP 706)	0.1%
Employment Hero Holdings Pty Ltd. (3)(4)	First-lien loan (AUD 60,000 par, due 12/2026)	12/6/2021	B + 6.25%	9.90%	41,513	39,869 (AUD 60,158)	2.5%
HireVue, Inc. (3)	First-lien loan ($53,166 par, due 5/2029)	5/3/2023	SOFR + 6.75%	11.06%	52,111	53,698	3.3%
	First-lien revolving loan ($5,165 par, due 5/2029)	5/3/2023	SOFR + 6.75%	10.99%	5,045	5,234	0.3%
Madcap Software, Inc. (3)(5)	First-lien loan ($31,931 par, due 12/2026)	12/15/2023	SOFR + 6.10%	10.10%	31,599	32,011	2.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($69,916 par, due 5/2027)	5/3/2019	SOFR + 5.85%	9.85%	69,729	70,091	4.3%
					311,100	313,505	19.4%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($36,744 par, due 7/2030)	6/30/2023	SOFR + 5.00%	9.00%	36,050	36,836	2.3%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($41,873 par, due 10/2028)	10/1/2021	SOFR + 5.50%	9.50% (incl. 3.00% PIK)	41,532	41,873	2.6%
	First-lien revolving loan ($902 par, due 10/2027)	10/1/2021	SOFR + 5.00%	9.00%	883	902	0.1%
Big Wombat Holdings, Inc. (3)	First-lien loan ($30,544 par, due 4/2031)	4/16/2025	SOFR + 7.00%	11.00%	29,922	30,132	1.9%
Coupa Holdings, LLC (3)	First-lien loan ($42,651 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.56%	41,907	43,269	2.7%
EDB Parent, LLC (3)(5)	First-lien loan ($74,771 par, due 7/2028)	7/7/2022	SOFR + 7.00%	11.31%	73,872	74,771	4.5%
Flight Intermediate HoldCo, Inc.	First-lien loan ($40,000 par, due 4/2030)	10/3/2024	11.50%	11.50%	38,976	39,900	2.5%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 211,306 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	8.58% (incl. 3.50% PIK)	20,961	22,788 (SEK 214,325)	1.4%
	First-lien loan (EUR 2,537 par, due 2/2031)	2/20/2024	E + 6.50%	8.56% (incl. 3.50% PIK)	2,715	3,011 (EUR 2,562)	0.2%
Khoros, LLC	First-lien loan ($11,682 par, due 5/2030)	5/23/2025	10.00%	10.00%	11,682	11,711	0.7%
Kryptona BidCo US, LLC (3)	First-lien loan ($20,427 par, due 12/2031)	12/18/2024	SOFR + 6.00%	10.03% (incl. 3.25% PIK)	20,028	20,596	1.3%
	First-lien loan (EUR 4,727 par, due 12/2031)	12/18/2024	E + 6.00%	8.02% (incl. 3.25% PIK)	4,875	5,596 (EUR 4,763)	0.3%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($62,479 par, due 7/2028)	7/12/2022	SOFR + 7.75%	11.75%	61,849	62,479	3.8%
Merit Software Finance Holdings, LLC (3)	First-lien loan ($61,071 par, due 6/2029)	6/20/2024	SOFR + 7.50%	11.69%	59,811	60,746	3.8%
RainFocus, LLC (3)(5)	First-lien loan ($62,653 par, due 4/2031)	4/25/2025	SOFR + 6.38%	10.25%	62,096	62,496	3.9%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($55,579 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.70%	54,347	56,003	3.5%
					561,506	573,109	35.5%
Manufacturing
ASP Unifrax Holdings, Inc. (9)	First-lien loan ($3,575 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	11.75% (incl. 4.75% PIK)	3,511	3,289	0.2%
	Second-lien note ($2,018 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,588	795	0.0%
Heritage Environmental Services, Inc. (3)	First-lien loan ($12,191 par, due 1/2031)	1/31/2024	SOFR + 5.25%	9.56%	12,138	12,296	0.8%
	First-lien loan ($2,945 par, due 1/2031)	9/27/2024	SOFR + 5.00%	9.07%	2,925	2,935	0.2%
Skylark UK DebtCo Limited (3)(4)	First-lien loan ($16,340 par, due 9/2030)	9/7/2023	SOFR + 5.66%	9.66%	15,991	16,503	1.0%
	First-lien loan (EUR 4,851 par, due 9/2030)	9/7/2023	E + 5.66%	7.66%	5,084	5,757 (EUR 4,900)	0.4%
	First-lien loan (GBP 22,186 par, due 9/2030)	9/7/2023	S + 5.66%	9.63%	27,110	30,167 (GBP 22,408)	1.8%
	First-lien loan (GBP 643 par, due 9/2030)	2/20/2025	S + 5.00%	8.97%	798	876 (GBP 650)	0.1%
Varinem German BidCo GMBH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	7.57%	13,695	15,104 (EUR 12,855)	0.9%
	First-lien loan (EUR 4,392 par, due 7/2031)	7/11/2024	E + 4.75%	6.82%	4,680	5,136 (EUR 4,371)	0.3%
					87,520	92,858	5.7%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($10,309 par, due 4/2027)	4/25/2022	SOFR + 6.50%	10.78%	10,203	10,309	0.6%

Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.26%	27,128	27,522	1.7%
TRP Assets, LLC (3)	First-lien loan ($54,834 par, due 12/2029)	12/20/2024	SOFR + 7.00%	11.00%	53,775	55,322	3.4%
					80,903	82,844	5.1%
Other
Boréal Bidco (3)(4)	First-lien note (EUR 13,408 par, due 3/2032)	3/24/2025	E + 7.25%	9.25% (incl. 5.75% PIK)	14,215	15,636 (EUR 13,307)	1.0%
Kahua, Inc. (3)	First-lien loan ($25,000 par, due 8/2030)	8/22/2025	SOFR + 6.00%	10.12%	24,656	24,625	1.5%
Omnigo Software, LLC (3)(5)	First-lien loan ($39,225 par, due 3/2027)	3/31/2021	SOFR + 5.50%	9.66%	39,108	39,225	2.3%
Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	7.75%	2,679	2,968 (EUR 2,526)	0.2%
Sky Bidco S.p.A. (3)(4)	First-lien note (EUR 6,368 par, due 10/2031)	10/29/2024	E + 5.00%	7.00%	6,709	7,598 (EUR 6,467)	0.5%
	First-lien note ($14,085 par, due 10/2031)	10/29/2024	SOFR + 5.00%	9.00%	13,846	14,225	0.9%
					101,213	104,277	6.4%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($19,737 par, due 5/2030)	5/13/2024	SOFR + 5.75%	9.75%	19,737	19,836	1.2%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($28,438 par, due 8/2031)	8/7/2024	15.00%	15.00%	28,226	33,557	2.1%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 17,985 par, due 12/2030)	12/11/2024	E + 7.25%	9.25%	18,449	20,974 (EUR 17,850)	1.3%
	First-lien loan (GBP 9,953 par, due 12/2030)	12/11/2024	S + 7.25%	11.22%	12,399	13,332 (GBP 9,903)	0.8%
					78,811	87,699	5.4%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 698 par, due 8/2030)	8/9/2024	S + 5.75%	9.72% (incl. 2.50% PIK)	870	943 (GBP 701)	0.1%
Retail and Consumer Products
Acosta (3)(9)	First-lien loan ($13,925 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.60%	13,658	13,821	0.9%
American Achievement, Corp. (3)(14)	First-lien loan ($26,716 par, due 9/2026)	9/30/2015	SOFR + 7.35%	11.63% (incl. 11.13% PIK)	25,898	19,703	1.2%
	First-lien loan ($1,331 par, due 9/2026)	6/10/2021	SOFR + 15.10%	19.38% (incl. 18.88% PIK)	1,331	100	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	5.44%	545	59	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($5,910 par, due 8/2027)	9/2/2022	SOFR + 9.90%	14.06%	5,843	4,935	0.3%
	Roll Up DIP term loan ($24,502 par)	4/24/2023	SOFR + 7.90%	12.06% PIK	24,502	20,459	1.3%
	Super-Priority DIP term loan ($3,575 par)	4/24/2023	SOFR + 7.90%	12.06%	3,575	2,985	0.2%
Belk, Inc. (3)	First-lien loan ($47,500 par, due 7/2029)	7/22/2024	SOFR + 7.00%	11.20%	46,848	47,619	2.9%
Blazing Star Parent, LLC (3)	First-lien loan ($70,000 par, due 8/2030)	8/28/2025	SOFR + 7.00%	11.20%	68,965	69,125	4.3%
Cordance Operations, LLC (3)	First-lien loan ($63,878 par, due 7/2028)	7/25/2022	SOFR + 8.65%	12.85%	63,082	64,382	4.0%
Neuintel, LLC (3)(5)	First-lien loan ($54,204 par, due 12/2026)	12/20/2021	SOFR + 6.85%	11.01%	53,878	53,797	3.3%
PDI TA Holdings, Inc. (3)	First-lien loan ($20,335 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.81%	20,096	20,386	1.3%
	First-lien revolving loan ($656 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.81%	637	660	0.0%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.50%	8,103	8,893 (EUR 7,568)	0.5%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($49,169 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.50%	48,090	48,169	3.0%
					385,051	375,093	23.2%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($5,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.78%	4,959	5,025	0.3%
Marcura Equities LTD (3)(4)	First-lien loan ($41,074 par, due 8/2029)	8/11/2023	SOFR + 8.25%	12.25% (incl. 4.25% PIK)	40,370	41,382	2.6%
	First-lien loan (GBP 1,095 par, due 8/2029)	8/11/2023	S + 8.25%	12.22% (incl. 4.25% PIK)	1,363	1,485 (GBP 1,103)	0.1%

	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.50%	11.50%	1,613	1,692	0.1%
Project44, Inc. (3)(5)	First-lien loan ($54,618 par, due 11/2027)	11/12/2021	SOFR + 6.35%	10.51%	54,007	54,482	3.4%
Rail Acquisitions LLC	First-lien loan ($25,281 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	10.31%	24,786	25,009	1.5%
	Second-lien note ($20,696 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	17,459	18,321	1.1%
Shiftmove GMBH (3)(4)(5)	First-lien loan (EUR 31,875 par, due 9/2030)	9/30/2024	E + 6.00%	8.12%	34,727	37,453 (EUR 31,875)	2.3%
					179,284	184,849	11.4%
Total Debt Investments					3,087,991	3,101,257	191.6%

Equity and Other Investments
Business Services
Artisan Topco LP (11)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	1,779	0.1%
Dye & Durham, Ltd. (4)(10)	Common Shares (126,968 shares)	12/3/2021			3,909	675 (CAD 940)	0.0%
Insight Hideaway Aggregator, L.P. (11)	Partnership Interest (329,861 units)	3/19/2024			3,299	3,835	0.3%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,249	3,176	0.2%
Newark FP Co-Invest, L.P. (11)	Partnership (2,527,719 units)	11/8/2023			2,533	2,330	0.1%
Sprinklr, Inc. (10)(11)	Common Shares (283,499 shares)	6/24/2021			2,445	2,188	0.1%
Warrior TopCo LP (11)	Class A Units (423,729 units)	7/7/2023			424	661	0.0%
					19,976	14,644	0.8%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,578	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	386	0.0%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	410	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					5,991	2,374	0.1%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	—	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,522	1,602	0.1%
					8,777	1,602	0.1%
Financial Services
AF Eagle Parent, L.P. (11)	Partnership Units (121,329 units)	11/27/2023			4,091	4,705	0.3%
Newport Parent Holdings, L.P. (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	10,307	0.7%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	3	0.0%
Passport Labs, Inc. (11)	Warrants (17,534 warrants)	4/28/2021			192	—	0.0%
TradingScreen, Inc. (13)	Class A Units (600,000 units) (11)	5/14/2021			600	723	0.0%
	Class AA Units (19,093 units) (12)	11/1/2024	20.00%	20.00%	38	38	0.0%
					9,104	15,776	1.0%
Healthcare
Caris Life Sciences, Inc. (10)(11)(12)	Common Shares (1,210,369 shares)	6/20/2025			13,991	36,613	2.3%
Khoros, LLC (12)	Earnout Interests	5/23/2025			7,533	7,533	0.5%
Merative Topco L.P. (11)	Class A-1 Units (989,691 units)	6/30/2022			9,897	11,654	0.7%
Raptor US Buyer II Corp. (11)	Ordinary Shares (13,176 shares)	3/24/2023			2,033	2,135	0.1%
					33,454	57,935	3.6%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (6)(11)	Class A Units (33,790,171 units)	12/21/2018			21,842	84	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,942	127	0.0%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	4,054	0.3%
bswift, LLC (11)	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	5,086	0.3%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020			1,347	2,259	0.1%

Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	3,832 (AUD 5,783)	0.2%
					9,655	15,231	0.9%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	12,372	0.8%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	4,891	0.3%
Bigtincan Holdings L.P. (11)(12)	Class A Units (2,333,333 Units)	4/16/2025			2,450	2,450	0.2%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	554	0.0%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	2,400	0.1%
	Series C-2 Preferred Shares (27,588 shares)	11/18/2022			198	316	0.0%
SMA Technologies Holdings, LLC (11)(12)	Class A Units (1,584 units)	11/21/2022			1,584	2,752	0.2%
	Class B Units (1,124,813 units)	11/21/2022			68	119	0.0%
					20,431	25,854	1.6%
Marketing Services
Validity, Inc. (11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	9,600	0.6%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (11)(13)	Preferred Units (13,355 units)	6/30/2022			—	—	0.0%
TRP Assets, LLC (11)(13)	Partnership Interest (1.89% ownership)	8/25/2022			8,865	9,574	0.6%
					8,865	9,574	0.6%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	Warrants (14,256 warrants)	8/5/2020			1,029	—	0.0%
Elysium BidCo Limited (4)(11)(12)	Convertible Preference Shares (4,976,563 Shares)	12/11/2024			6,341	7,403 (GBP 5,499)	0.5%
					7,370	7,403	0.5%
Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (996,958 Certificates)	1/30/2021			1,262	12,412	0.8%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/20/2021			3,000	413	0.0%
					4,262	12,875	0.8%
Transportation
RailTrac Holdings Inc. (11)(12)	Warrants (3,059 warrants)	1/27/2025			2,717	2,717	0.2%
Total Equity Investments					156,384	175,712	10.8%

Other Investments
Apidos CLO, Series 2015-23A (3)(4)(9)	Structured Credit ($4,000 par, due 4/2033)	9/3/2025	SOFR + 5.20%	9.52%	4,017	4,000	0.2%
Ares CLO Ltd, Series 2022-63A (3)(4)(9)	Structured Credit ($2,500 par, due 10/2038)	8/7/2025	SOFR + 6.00%	10.28%	2,525	2,527	0.2%
Ares CLO Ltd, Series 2022-64A (3)(4)(9)	Structured Credit ($2,000 par, due 10/2039)	9/4/2025	SOFR + 6.50%	10.82%	2,044	2,039	0.1%
Ares CLO Ltd, Series 2024-72A (3)(4)(9)	Structured Credit ($3,500 par, due 7/2036)	8/7/2025	SOFR + 6.00%	10.32%	3,547	3,536	0.2%
Benefit Street Partners CLO Ltd, Series 2025-39A (3)(4)(9)	Structured Credit ($1,725 par, due 4/2038)	7/16/2025	SOFR + 4.50%	8.76%	1,725	1,724	0.1%
Birch Grove CLO Ltd, Series 2025-14A (3)(4)(9)	Structured Credit ($1,250 par, due 7/2037)	9/2/2025	SOFR + 6.65%	10.98%	1,269	1,255	0.1%
Canyon CLO Ltd, Series 2025-1A (3)(4)(9)	Structured Credit ($1,125 par, due 4/2038)	7/28/2025	SOFR + 4.75%	9.04%	1,118	1,119	0.1%
Carlyle US CLO Ltd, Series 2017-2A (3)(4)(9)	Structured Credit ($2,500 par, due 7/2037)	9/3/2025	SOFR + 7.56%	11.89%	2,548	2,536	0.2%
Carlyle US CLO Ltd, Series 2021-1A (3)(4)(9)	Structured Credit ($3,225 par, due 1/2040)	8/7/2025	SOFR + 7.30%	11.62%	3,324	3,314	0.2%
CarVal CLO Ltd, Series 2021-2A (3)(4)(9)	Structured Credit ($2,000 par, due 10/2034)	9/9/2025	SOFR + 7.01%	11.33%	2,014	2,011	0.1%
CarVal CLO Ltd, Series 2023-1A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2037)	8/13/2025	SOFR + 6.35%	10.68%	3,031	2,987	0.2%
CIFC Funding Ltd, Series 2020-4A (3)(4)(9)	Structured Credit ($4,000 par, due 1/2040)	7/29/2025	SOFR + 4.90%	9.22%	4,027	4,021	0.2%

CIFC Funding Ltd, Series 2021-2A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2034)	7/17/2025	SOFR + 6.46%	10.78%	1,007	1,004	0.1%
CIFC Funding Ltd, Series 2021-7A (3)(4)(9)	Structured Credit ($2,800 par, due 1/2035)	9/8/2025	SOFR + 4.90%	9.13%	2,810	2,809	0.2%
CIFC Funding Ltd, Series 2022-4A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2035)	8/27/2025	SOFR + 5.25%	9.53%	3,009	3,016	0.2%
Diameter Capital CLO Ltd, Series 2025-9A (3)(4)(9)	Structured Credit ($3,500 par, due 4/2038)	9/2/2025	SOFR + 4.70%	9.02%	3,531	3,503	0.2%
Goldentree Loan Management US CLO Ltd, Series 2022-16A (3)(4)(9)	Structured Credit ($5,000 par, due 1/2038)	9/16/2025	SOFR + 4.50%	8.83%	4,973	4,956	0.3%
Goldentree Loan Management US CLO Ltd, Series 2023-17A (3)(4)(9)	Structured Credit ($3,000 par, due 1/2039)	7/16/2025	SOFR + 5.40%	9.73%	3,022	3,036	0.2%
Lake George Park CLO Ltd, Series 2025-1A (3)(4)(9)	Structured Credit ($4,500 par, due 4/2038)	8/27/2025	SOFR + 4.60%	8.89%	4,500	4,507	0.2%
Madison Park Funding Ltd, Series 2025-65A (3)(4)(9)	Structured Credit ($4,400 par, due 7/2038)	8/19/2025	SOFR + 5.00%	9.32%	4,408	4,405	0.2%
Madison Park Funding Ltd, Series 2025-72A (3)(4)(9)	Structured Credit ($4,500 par, due 7/2038)	8/18/2025	SOFR + 5.25%	9.37%	4,552	4,544	0.3%
Neuberger Berman CLO Ltd, Series 2017-16SA (3)(4)(9)	Structured Credit ($4,000 par, due 4/2039)	7/28/2025	SOFR + 4.90%	9.22%	4,010	4,009	0.2%
Neuberger Berman CLO Ltd, Series 2015-20A (3)(4)(9)	Structured Credit ($1,150 par, due 4/2039)	7/28/2025	SOFR + 4.75%	9.07%	1,151	1,154	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2017-24A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2038)	8/25/2025	SOFR + 7.00%	11.33%	1,025	1,024	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2019-33A (3)(4)(9)	Structured Credit ($2,000 par, due 4/2039)	9/9/2025	SOFR + 5.50%	9.82%	2,031	2,019	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2021-44A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2035)	8/15/2025	SOFR + 5.15%	9.47%	1,006	1,003	0.1%
Oaktree CLO Ltd, Series 2022-2A (3)(4)(9)	Structured Credit ($3,500 par, due 10/2037)	7/17/2025	SOFR + 6.40%	10.70%	3,543	3,549	0.2%
Octagon 67 Ltd, Series 2023-1A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2038)	9/4/2025	SOFR + 7.41%	11.73%	3,104	3,091	0.2%
Oha Credit Funding Ltd, Series 2025-22A (3)(4)(9)	Structured Credit ($1,250 par, due 7/2038)	7/24/2025	SOFR + 5.55%	9.83%	1,271	1,267	0.1%
Palmer Square CLO Ltd, Series 2021-4 (3)(4)(9)	Structured Credit ($4,000 par, due 7/2038)	9/16/2025	SOFR + 5.75%	10.02%	4,037	4,029	0.2%
Palmer Square CLO Ltd, Series 2025-1A (3)(4)(9)	Structured Credit ($2,250 par, due 4/2038)	8/21/2025	SOFR + 4.50%	8.81%	2,251	2,250	0.1%
Pikes Peak CLO Ltd, Series 2023-14A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2038)	7/30/2025	SOFR + 6.00%	10.33%	3,068	2,998	0.2%
Regatta Funding Ltd, Series 2020-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2037)	7/17/2025	SOFR + 6.50%	10.82%	1,019	1,018	0.1%
Riverbank Park CLO Ltd, Series 2024-1A (3)(4)(9)	Structured Credit ($4,500 par, due 1/2038)	7/29/2025	SOFR + 4.80%	9.12%	4,529	4,526	0.3%
RR Ltd, Series 2021-19A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2040)	7/17/2025	SOFR + 4.70%	9.02%	999	1,002	0.1%
Texas Debt Capital CLO Ltd, Series 2023-1A (3)(4)(9)	Structured Credit ($2,000 par, due 7/2038)	8/12/2025	SOFR + 4.95%	9.27%	2,023	2,026	0.1%
Whitebox CLO Ltd, Series 2023-4A (3)(4)(9)	Structured Credit ($1,500 par, due 4/2036)	8/20/2025	SOFR + 6.48%	10.81%	1,529	1,528	0.1%
Total Other Investments					99,597	99,342	6.1%
Total Equity and Other Investments					255,981	275,054	16.9%
Total Investments					$3,343,972	$3,376,311	208.5%

	Interest Rate Swaps as of September 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	$300,000	$(8,589)	$—	$9,029
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	4,633	—	6,010
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	3,484	—	8,727
Interest rate swap (a)(b)	5.625%	SOFR + 1.53%	8/15/2030	300,000	9,319	—	9,319
Total Hedge Accounting Swaps				1,250,000	8,847	—	33,085
Cash collateral				—	20,137	—	—
Total derivatives				$1,250,000	$28,984	$—	$33,085

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average ("SONIA"), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Canadian Overnight Repo Rate Average ("CORRA" or "C") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 22.0% of total assets as of September 30, 2025.
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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2025 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2025

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2025	Other Income	Interest Income
IRGSE Holding Corp.	$65,095	$8,629	$—	$(7,385)	$—	$—	$66,339	$7	$7,649
Total	$65,095	$8,629	$—	$(7,385)	$—	$—	$66,339	$7	$7,649

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

(7)
As of September 30, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $3,344,785 resulting in estimated gross unrealized gains and losses of $231,763 and $227,673, respectively.
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
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $57,270, or 3.5% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of September 30, 2025.
(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $15.3 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	93,661,436	$943	664,250	$(10,459)	$1,519,337	$97,708	$1,607,529
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	57,978	57,978
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(21,860)	(21,860)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	837	837
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	302,922	3	—	—	6,437	—	6,440
Dividends declared from distributable earnings	—	—	—	—	—	(49,641)	(49,641)
Balance at March 31, 2025	93,964,358	$946	664,250	$(10,459)	$1,525,774	$85,022	$1,601,283
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	50,840	50,840
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	45,039	45,039
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(36,876)	(36,876)
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	275,990	3	—	—	6,219	—	6,222
Dividends declared from distributable earnings	—	—	—	—	—	(48,862)	(48,862)
Balance at June 30, 2025	94,240,348	$949	664,250	$(10,459)	$1,531,993	$95,163	$1,617,646
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	50,680	50,680
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(5,545)	(5,545)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(535)	(535)
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	253,577	3	—	—	5,521	—	5,524
Dividends declared from distributable earnings	—	—	—	—	—	(48,063)	(48,063)
Balance at September 30, 2025	94,493,925	$952	664,250	$(10,459)	$1,537,514	$91,700	$1,619,707

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	87,829,499	$885	664,250	$(10,459)	$1,405,173	$100,776	$1,496,375
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	52,362	52,362
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(6,969)	(6,969)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	2,125	2,125
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	4,000,000	40	—	—	81,417	—	81,457
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	292,057	3	—	—	5,921	—	5,924
Dividends declared from distributable earnings	—	—	—	—	—	(49,268)	(49,268)
Balance at March 31, 2024	92,121,556	$928	664,250	$(10,459)	$1,492,511	$99,026	$1,582,006
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	55,143	55,143
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(9,493)	(9,493)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	1,751	1,751
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Issuance of common stock, net of offering and underwriting costs	600,000	6	—	—	11,844	—	11,850
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	295,649	3	—	—	5,990	—	5,993
Dividends declared from distributable earnings	—	—	—	—	—	(48,215)	(48,215)
Balance at June 30, 2024	93,017,205	$937	664,250	$(10,459)	$1,510,345	$98,212	$1,599,035
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	54,926	54,926
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(14,282)	(14,282)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	11	11
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	300,416	3	—	—	5,856	—	5,859
Dividends declared from distributable earnings	—	—	—	—	—	(48,368)	(48,368)
Balance at September 30, 2024	93,317,621	$940	664,250	$(10,459)	$1,516,201	$90,499	$1,597,181

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$140,557	$135,575
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(53,081)	22,068
Net change in unrealized (gains) losses on foreign currency transactions	36,052	7,220
Net realized (gains) losses on investments	34,919	(3,947)
Net realized (gains) losses on foreign currency transactions	175	(768)
Net amortization of discount on investments	(20,720)	(15,220)
Amortization of deferred financing costs	4,987	5,259
Amortization of discount on debt	1,359	1,246
Purchases and originations of investments, net	(848,418)	(680,031)
Proceeds from investments, net	66,850	60,495
Repayments on investments	981,196	479,819
Paid-in-kind interest	(17,849)	(23,562)
Changes in operating assets and liabilities:
Interest receivable	(498)	(6,588)
Interest receivable paid-in-kind	(177)	(199)
Prepaid expenses and other assets	(3,800)	(16,728)
Management fees payable to affiliate	(156)	737
Incentive fees on net investment income payable to affiliate	(1,486)	(276)
Incentive fees on net capital gains accrued to affiliate	(3,303)	(4,424)
Payable to affiliate	(648)	2,817
Other liabilities	11,528	21,741
Net Cash Provided by (Used in) Operating Activities	327,487	(14,766)
Cash Flows from Financing Activities
Borrowings on debt	1,113,585	1,107,043
Repayments on debt	(1,249,545)	(1,044,166)
Deferred financing costs	(7,317)	(8,810)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	93,307
Dividends paid to stockholders	(128,379)	(128,077)
Net Cash Provided by (Used in) Financing Activities	(271,656)	19,297
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	55,831	4,531
Cash, cash equivalents, and restricted cash, beginning of period	27,328	25,196
Cash, Cash Equivalents, and Restricted Cash, End of Period	$83,159	$29,727
Supplemental Information:
Interest paid during the period	$106,967	$116,077
Excise and other taxes paid during the period	$4,844	$2,277
Dividends declared during the period	$146,566	$145,851

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$18,186	$17,776

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At September 30, 2025, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. The services that the Adviser provides vary by investment, but may include syndication, structuring, arranger, diligence fees, or other service-based fees and fees for providing managerial assistance to our portfolio companies and are recognized as revenue when earned.

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

For the three and nine months ended September 30, 2025, the Company recorded a net expense of $1.4 million and $4.0 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2024, the Company recorded a net expense of $0.7 million and $2.8 million, respectively, for U.S. federal excise tax and other taxes.

For the three and nine months ended September 30, 2025, the Company recorded a deferred tax benefit of $0.6 million pertaining to net unrealized losses and recognized a tax expense of $0.9 million pertaining to net realized gains. For the three and nine months ended September 30, 2024, the Company recorded a deferred tax expense of $1.5 million pertaining to net unrealized gains, related to eight of its investments.

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

In November 2025, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2026, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses of $1.0 million and $2.8 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred expenses of $1.0 million and $2.9 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

In November 2025, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2026, and may be extended subject to required approvals. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

The Management Fee is calculated at an annual rate of 1.5% based on the average value of the Company’s gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. The Management Fee is payable quarterly in arrears.

For the three and nine months ended September 30, 2025, Management Fees (gross of waivers) were $13.1 million and $39.1 million, respectively. For the three and nine months ended September 30, 2024, Management Fees (gross of waivers) were $13.0 million and $38.4 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the three and nine months ended September 30, 2025, the Adviser waived Management Fees of $0.3 million and $1.0 million, respectively, pursuant to the Leverage Waiver. For the three and nine months ended September 30, 2024, the Adviser waived Management Fees of $0.3 million and $1.0 million, respectively, pursuant to the Leverage Waiver.

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

For the three and nine months ended September 30, 2025, Incentive Fees were $9.5 million and $29.8 million, respectively, of which $10.5 million and $33.1 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2024, Incentive Fees were $8.9 million and $29.1 million, respectively, of which $11.2 million and $33.5 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2025, $(1.1) million and $(3.3) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. For the three and nine months ended September 30, 2024, $(2.2) million and $(4.4) million, respectively, of Incentive Fees were accrued related to the reversal of Capital Gains Fees. As of September 30, 2025, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,960,044	$3,011,396	$51,352
Second-lien debt investments	68,427	29,779	(38,648)
Mezzanine debt investments	59,520	60,082	562
Equity and other investments	156,384	175,712	19,328
Structured credit investments	99,597	99,342	(255)
Total Investments	$3,343,972	$3,376,311	$32,339

	December 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$3,298,006	$3,302,504	$4,498
Second-lien debt investments	53,151	19,844	(33,307)
Mezzanine debt investments	37,087	39,091	2,004
Equity and other investments	149,409	155,501	6,092
Structured credit investments	1,500	1,472	(28)
Total Investments	$3,539,153	$3,518,412	$(20,741)

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Automotive	—	1.2%
Business Services	13.4%	13.3%
Chemicals	1.2%	0.9%
Communications	1.5%	3.5%
Education	3.2%	5.0%
Electronics	0.8%	0.8%
Financial Services	3.4%	8.6%
Healthcare	8.7%	7.5%
Hotel, Gaming and Leisure	8.1%	7.4%
Human Resource Support Services	9.7%	10.2%
Insurance	—	0.2%
Internet Services	18.0%	16.4%
Manufacturing	2.8%	3.5%
Marketing Services	0.3%	0.3%
Office Products	0.3%	0.4%
Oil, Gas and Consumable Fuels	2.7%	2.7%
Other	6.0%	1.9%
Pharmaceuticals	2.8%	2.9%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	11.5%	9.7%
Transportation	5.6%	3.6%
Total	100.0%	100.0%
(1)
Value sums to less than 0.1%

The geographic composition of investments at fair value at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
United States
Midwest	14.5%	14.3%
Northeast	17.8%	21.7%
South	20.9%	20.6%
West	28.4%	28.8%
Australia	1.3%	1.1%
Canada	1.5%	3.1%
Finland (1)	0.0%	0.0%
France	1.6%	0.1%
Germany	3.3%	1.7%
Italy	0.6%	0.6%
Netherlands	0.4%	0.3%
Norway	3.3%	2.8%
Sweden	0.8%	0.3%
United Kingdom	5.6%	4.6%
Total	100.0%	100.0%
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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three and nine months ended September 30, 2025 and 2024:

			For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	8/1/2026	$300,000	$(5,011)	$1,875	$(3,136)	$(14,793)	$5,583	$(9,210)
Interest rate swap	8/14/2028	300,000	(5,640)	5,213	(427)	(16,715)	15,638	(1,077)
Interest rate swap	3/1/2029	350,000	(6,083)	5,359	(724)	(18,027)	16,078	(1,949)
Interest rate swap	8/15/2030	300,000	(4,516)	4,219	(297)	(10,380)	9,844	(536)
Total		$1,250,000	$(21,250)	$16,666	$(4,584)	$(59,915)	$47,143	$(12,772)

			For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	11/1/2024	$300,000	$(6,021)	$2,906	$(3,115)	$(17,953)	$8,719	$(9,234)
Interest rate swap	11/1/2024	50,000	(1,030)	484	(546)	(3,060)	1,453	(1,607)
Interest rate swap	11/1/2024	2,500	(24)	50	26	(72)	150	78
Interest rate swap	8/1/2026	300,000	(5,759)	1,875	(3,884)	(17,108)	5,583	(11,525)
Interest rate swap	8/14/2028	300,000	(6,387)	5,213	(1,174)	(19,044)	15,637	(3,407)
Interest rate swap	3/1/2029	350,000	(6,955)	5,360	(1,595)	(19,138)	14,828	(4,310)
Total		$1,302,500	$(26,176)	$15,888	$(10,288)	$(76,375)	$46,370	$(30,005)

For the three and nine months ended September 30, 2025, the Company recognized $3.9 million and $33.1 million, respectively, of unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, this amount was offset by an increase of $2.8 million and $9.0 million, respectively, for a change in carrying value of the 2026 Notes, an increase of $0.2 million and $6.0 million, respectively, for a change in carrying value of the 2028 Notes, an increase of $0.5 million and $8.7 million, respectively, for a change in carrying value of the 2029 Notes and an increase of $0.4 million and $9.3 million, respectively, for a change in carrying value of the 2030 Notes.

For the three and nine months ended September 30, 2024, the Company recognized $32.9 million and $25.5 million in unrealized gains, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, this amount was offset by an increase of $3.7 million and $9.1 million, respectively, for a change in the carrying value of the 2024 Notes, an increase of $8.2 million and $8.9 million, respectively, for a change in carrying value of the 2026 Notes, an increase of $9.3 million and $2.1 million, respectively, for a change in carrying value of the 2028 Notes, and an increase of $11.7 million and $5.4 million, respectively, for a change in carrying value of the 2029 Notes.

As of September 30, 2025, the swap transactions had a fair value of $8.8 million, which is netted against cash collateral of $20.1 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2024, the swap transactions had a fair value of $(24.2) million, which is netted against cash collateral of $46.6 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2025 and December 31, 2024:

	Fair Value Hierarchy at September 30, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$29,021	$2,982,375	$3,011,396
Second-lien debt investments	—	795	28,984	29,779
Mezzanine debt investments	—	—	60,082	60,082
Equity and other investments	39,480	12,412	123,820	175,712
Structured credit investments	—	99,342	—	99,342
Total investments at fair value	$39,480	$141,570	$3,195,261	$3,376,311
Interest rate swaps	—	8,847	—	8,847
Total	$39,480	$150,417	$3,195,261	$3,385,158

	Fair Value Hierarchy at December 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$14,675	$3,287,829	$3,302,504
Second-lien debt investments	—	1,309	18,535	19,844
Mezzanine debt investments	—	—	39,091	39,091
Equity and other investments	3,952	11,963	139,586	155,501
Structured credit investments	—	1,472	—	1,472
Total investments at fair value	$3,952	$29,419	$3,485,041	$3,518,412
Interest rate swaps	—	(24,238)	—	(24,238)
Total	$3,952	$5,181	$3,485,041	$3,494,174

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2025:

	As of and for the Three Months Ended
	September 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$3,014,071	$28,735	$53,567	$120,739	$3,217,112
Purchases or originations	283,139	—	6,000	127	289,266
Repayments / redemptions	(312,964)	(217)	—	—	(313,181)
Sales Proceeds	—	—	—	(1,588)	(1,588)
Paid-in-kind interest	4,365	1,074	1,408	—	6,847
Net change in unrealized gains (losses)	(12,641)	(725)	(925)	3,773	(10,518)
Net realized gains (losses)	10	—	—	769	779
Net amortization of discount on securities	6,395	117	32	—	6,544
Transfers within Level 3	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, End of Period	$2,982,375	$28,984	$60,082	$123,820	$3,195,261

	As of and for the Nine Months Ended
	September 30, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$3,287,829	$18,535	$39,091	$139,586	$3,485,041
Purchases or originations	679,358	15,357	18,740	5,216	718,671
Repayments / redemptions	(977,186)	(3,574)	—	—	(980,760)
Sales Proceeds	(36,910)	—	—	(9,786)	(46,696)
Paid-in-kind interest	11,110	2,906	3,607	81	17,704
Net change in unrealized gains (losses)	47,109	(4,751)	(1,441)	(1,213)	39,704
Net realized gains (losses)	(41,472)	—	—	4,421	(37,051)
Net amortization of discount on securities	20,070	511	85	—	20,666
Transfers within Level 3	(7,533)	—	—	7,533	—
Transfers into (out of) Level 3	—	—	—	(22,018)	(22,018)
Balance, End of Period	$2,982,375	$28,984	$60,082	$123,820	$3,195,261

Caris Life Sciences, Inc. was transferred out of Level 3 into Level 1 for fair value measurement purposes during the nine months ended September 30, 2025, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

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

The following tables presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2025 and 2024:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2025 on	September 30, 2024 on
	Investments Held at	Investments Held at
	September 30, 2025	September 30, 2024
First-lien debt investments	$(6,123)	$(3,523)
Second-lien debt investments	(724)	(1,783)
Mezzanine debt investments	(925)	(1,161)
Equity and other investments	4,354	2,159
Total	$(3,418)	$(4,308)

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2025 on	September 30, 2024 on
	Investments Held at	Investments Held at
	September 30, 2025	September 30, 2024
First-lien debt investments	$20,648	$(9,926)
Second-lien debt investments	(4,544)	(10,877)
Mezzanine debt investments	(1,441)	39
Equity and other investments	1,313	5,592
Total	$15,976	$(15,172)

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2025
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,982,375	Income approach (1)	Discount rate	6.5% — 15.1% (11.1%)	Decrease
Second-lien debt investments	28,984	Income approach (2)	Discount rate	13.5% — 15.0% (14.3%)	Decrease
Mezzanine debt investments	60,082	Income approach (3)	Discount rate	11.1% — 20.0% (11.3%)	Decrease
Equity and other investments	123,820	Market Multiple (4)	Comparable multiple	1.8x — 25.0x (10.0x)	Increase
Total	$3,195,261

(1)
Includes $114.4 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $0.4 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(4)
Includes $13.3 million of equity investments which were valued using an asset valuation waterfall and $15.0 million of equity investments using a discounted cash flow analysis.

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2025 and December 31, 2024, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2026 Notes	$300,000	$295,007	$300,000	$287,911
2028 Notes	300,000	316,542	300,000	312,012
2029 Notes	350,000	360,790	350,000	354,338
2030 Notes	300,000	304,327	—	—
Total	$1,250,000	$1,276,666	$950,000	$954,261

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

As of September 30, 2025, aggregate commitments under the Revolving Credit Facility were $1.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2025, the Company had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 70.8 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 211.3 million and Euro (EUR) of 244.7 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above. As of December 31, 2024, the Company had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 62.4 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 80.2 million and Euro (EUR) of 167.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2025 and December 31, 2024, the Company had $19.7 million and $21.8 million outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of September 30, 2025 and December 31, 2024, the Company was in compliance with the terms of the Revolving Credit Facility.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(8.6) million and $(17.6) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $4.6 million and $(1.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $3.5 million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, the Company's effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2025, the effective hedge interest rate swaps had a fair value of $9.3 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense related to the 2024 Notes, 2026 Notes, 2028 Notes, 2029 Notes, and 2030 Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$16,666	$15,813	$47,466	$46,547
Accretion of original issue discount	491	430	1,359	1,246
Amortization of deferred financing costs	842	910	2,387	2,666
Total Interest Expense	$17,999	$17,153	$51,212	$50,459

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2024 Notes, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. During the three and nine months ended September 30, 2025, the Company received $16.7 million and $47.1 million, respectively, and paid $21.3 million and $59.9 million respectively, related to the settlements of its interest rate swaps related to the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. During the three and nine months ended September 30, 2024, the Company received $15.9 million and $46.4 million, respectively, and paid $26.2 million and $76.4 million, respectively, related to the settlements of its interest rate swaps, excluding upfront fees, related to the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes. These net amounts are included in interest expense in the Company’s Consolidated Statements of Operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2025, the components of the carrying value of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes and the stated interest rates were as follows:

	September 30, 2025
	2026 Notes	2028 Notes	2029 Notes	2030 Notes
Principal amount of debt	$300,000	$300,000	$350,000	$300,000
Original issue discount, net of accretion	(354)	(1,103)	(2,367)	(3,244)
Deferred financing costs	(624)	(2,481)	(3,363)	(3,650)
Fair value of an effective hedge	(8,589)	4,633	3,484	9,319
Carrying value of debt	$290,433	$301,049	$347,754	$302,425
Stated interest rate	2.50%	6.95%	6.13%	5.63%

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

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of September 30, 2025, the Company's swap-adjusted interest rate on the 2026 Notes, 2028 Notes, 2029 Notes and 2030 notes was SOFR plus 2.17%, 2.99%, 2.44% and 1.53%, respectively. As of December 31, 2024, the Company's swap-adjusted interest rate on the 2026 Notes, 2028 Notes and 2029 Notes was SOFR plus 2.17%, 2.99% and 2.44%, respectively.

As of September 30, 2025, the Company was in compliance with the terms of the indentures governing the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. As of December 31, 2024, the Company was in compliance with the terms of the indentures governing the 2026 Notes, 2028 Notes and 2029 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 187.5% and 182.5% respectively.

Debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,675,000	$608,673	$1,046,622	$592,624
2026 Notes	300,000	300,000	—	290,433
2028 Notes	300,000	300,000	—	301,049
2029 Notes	350,000	350,000	—	347,754
2030 Notes	300,000	300,000	—	302,425
Total Debt	$2,925,000	$1,858,673	$1,046,622	$1,834,285

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $16.0 million, $1.0 million, $3.6 million, $5.7 million and $6.9 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented inclusive of an incremental $(8.6) million, $4.6 million, $3.5 million and $9.3 million, respectively, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, each resulting from a hedge accounting relationship.

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

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$23,393	$24,779	$76,205	$76,976
Commitment fees	1,161	1,183	2,680	3,273
Amortization of deferred financing costs	1,756	1,812	4,987	5,259
Accretion of original issue discount	491	430	1,359	1,246
Swap settlement	4,584	10,288	12,772	30,005
Total Interest Expense	$31,385	$38,492	$98,003	$116,759
Average debt outstanding (in millions)	$1,784.5	$1,817.2	$1,873.4	$1,852.8
Weighted average interest rate	6.3%	7.7%	6.3%	7.7%

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

As of September 30, 2025 and December 31, 2024, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$246	$217
Alpha Midco, Inc. - Delayed Draw & Revolver	—	452
American Achievement, Corp. - Revolver	2,403	2,403
Apellis Pharmaceuticals, Inc. - Delayed Draw	—	5,263
Aptean, Inc. - Delayed Draw & Revolver	—	1,126
Arrow Buyer, Inc. - Delayed Draw	—	5,479
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	28,673	31,961
Artisan Bidco, Inc. - Revolver	2,096	5,717
Avalara, Inc. - Revolver	—	3,864
AVSC Holding Corp. - Revolver	4,833	4,833
Axonify, Inc. - Delayed Draw	—	694
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5,575	5,575
Babylon Finco Limited - Delayed Draw	—	287
Banyan Software Holdings, LLC - Delayed Draw	—	3,898
Bayshore Intermediate #2, L.P. - Revolver	2,734	3,635
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	324	324
BCTO Bluebill Buyer, Inc. - Delayed Draw	—	4,144
Ben Nevis Midco Limited - Delayed Draw	—	1,365
Big Wombat Holdings, Inc. - Revolver	2,469	—
BlueSnap, Inc. - Delayed Draw & Revolver	—	5,069
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	3,029
Cirrus (Bidco) Ltd - Delayed Draw	449	417
Cordance Operations, LLC - Delayed Draw & Revolver	3,622	6,719
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	6,809
Crewline Buyer, Inc. - Revolver & Equity	6,148	6,148
Disco Parent, Inc. - Revolver	—	455
EDB Parent, LLC - Delayed Draw	7,560	5,127
Edge Bidco B.V. - Delayed Draw & Revolver	1,127	993
Elysian Finco Ltd. - Delayed Draw & Revolver	1,202	1,881
Elysium BidCo Limited - Revolver	—	2,493
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	1,988	1,857
EMS Linq, Inc. - Revolver	6,149	4,568
Erling Lux Bidco SARL - Delayed Draw & Revolver	6,253	2,772
Eventus Buyer, LLC - Delayed Draw & Revolver	8,633	10,033
ExtraHop Networks, Inc. - Delayed Draw & Revolver	1,115	3,384
Flight Intermediate HoldCo, Inc. - Delayed Draw	33,369	37,860
ForeScout Technologies, Inc. - Delayed Draw & Revolver	800	800
Fullsteam Operations, LLC - Delayed Draw & Revolver	—	8,885
Galileo Parent, Inc. - Revolver	3,462	5,481
Greenshoot Bidco B.V. - Revolver	462	407
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	2,638	2,521
Hippo XPA Bidco AB - Delayed Draw & Revolver	9,636	1,697
HireVue, Inc. - Revolver	1,722	2,509
HMP Omnimedia, LLC - Delayed Draw & Revolver	10,227	—
Ingenovis Health Finance, LLC - Revolver	32,500	—
IRGSE Holding Corp. - Revolver	598	528
Kahua, Inc. - Delayed Draw	5,000	—
Kangaroo Bidco AS - Delayed Draw	4,375	4,375
Kryptona BidCo US, LLC - Revolver	2,165	2,165
LeanTaaS Holdings, Inc. - Delayed Draw	12,521	18,844
Lynx BidCo - Delayed Draw & Revolver	6,733	891
Marcura Equities LTD - Delayed Draw & Revolver	1,667	9,133
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	3,928	11,786
PDI TA Holdings, Inc. - Delayed Draw & Revolver	984	3,286
PrimePay Intermediate, LLC - Delayed Draw	—	4,000
PrimeRevenue, Inc. - Revolver	6,250	6,250

QSR Acquisition Co. - Delayed Draw	—	15,000
Rail Acquisitions LLC - Delayed Draw & Revolver	5,660	—
RainFocus, LLC - Delayed Draw	6,901	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,617	1,425
Raptor US Buyer II Corp. - Revolver	682	682
Sapphire Software Buyer, Inc. - Revolver	3,243	3,243
Scorpio Bidco - Delayed Draw	575	506
Severin Acquisition, LLC - Delayed Draw & Revolver	4,510	5,039
Shiftmove GmbH - Delayed Draw	15,422	13,591
Sky Bidco S.p.A. - Delayed Draw	4,115	3,627
SkyLark UK DebtCo Limited - Delayed Draw	481	6,946
SL Buyer Corp. - Delayed Draw	—	11,234
SMA Technologies Holdings, LLC - Revolver	1,009	1,009
Sport Alliance GmbH - Revolver	490	647
Tango Management Consulting, LLC - Delayed Draw & Revolver	—	1,479
Tango Management Consulting, LLC #2 - Delayed Draw & Revolver	23,799	—
TradingScreen, Inc. - Revolver	768	768
TRP Assets, LLC - Delayed Draw	10,166	10,166
Truck-Lite Co., LLC - Delayed Draw & Revolver	—	8,743
USA Debusk LLC - Delayed Draw & Revolver	2,885	2,809
Varinem German Bidco GmbH - Delayed Draw	4,919	3,553
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	9,685	—
Wrangler Topco, LLC - Delayed Draw & Revolver	888	1,433
Total Portfolio Company Commitments (1)(2)	$337,260	$356,309

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

Other Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2025 and 2024. All shares issued to stockholders in the tables below are newly issued shares.

	For the Nine Months Ended
	September 30, 2025
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	39,839
February 13, 2025	Base	March 14, 2025	March 31, 2025	263,083
April 30, 2025	Supplemental	May 30, 2025	June 20, 2025	34,339
April 30, 2025	Base	June 16, 2025	June 30, 2025	241,651
July 30, 2025	Supplemental	August 29, 2025	September 19, 2025	24,157
July 30, 2025	Base	September 15, 2025	September 30, 2025	229,420
Total Shares Issued				832,489

	For the Nine Months Ended
	September 30, 2024
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	36,749
February 15, 2024	Base	March 15, 2024	March 28, 2024	255,308
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	34,318
May 1, 2024	Base	June 14, 2024	June 28, 2024	261,331
July 31, 2024	Supplemental	August 30, 2024	September 20, 2024	33,887
July 31, 2024	Base	September 16, 2024	September 30, 2024	266,529
Total Shares Issued				888,122
(1)
See Note 11 for further information on base, supplemental and special dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of April 30, 2025 (effective May 31, 2025). Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market, from time to time, at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased during the nine months ended September 30, 2025 and 2024.

At the Market Offerings

The Company is a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company's common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of September 30, 2025.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase in net assets resulting from operations	$44,600	$40,655	$140,557	$135,575
Weighted average shares of common stock outstanding—basic and diluted	94,245,993	93,024,154	93,964,387	91,602,160
Earnings per common share—basic and diluted	$0.47	$0.44	$1.50	$1.48

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	$0.07
February 13, 2025	Base	March 14, 2025	March 31, 2025	0.46
April 30, 2025	Supplemental	May 30, 2025	June 20, 2025	0.06
April 30, 2025	Base	June 16, 2025	June 30, 2025	0.46
July 30, 2025	Supplemental	August 29, 2025	September 19, 2025	0.05
July 30, 2025	Base	September 15, 2025	September 30, 2025	0.46
Total Dividends Declared				$1.56

	For the Nine Months Ended
	September 30, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	$0.08
February 15, 2024	Base	March 15, 2024	March 28, 2024	0.46
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	0.06
May 1, 2024	Base	June 14, 2024	June 28, 2024	0.46
July 31, 2024	Supplemental	August 30, 2024	September 20, 2024	0.06
July 31, 2024	Base	September 16, 2024	September 30, 2024	0.46
Total Dividends Declared				$1.58

The dividends declared during the nine months ended September 30, 2025 and 2024 were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Per Share Data (8)
Net asset value, beginning of period	$17.16	$17.04

Net investment income (1)	1.70	1.77
Net realized and unrealized gains (losses) (1)	(0.20)	(0.29)
Total from operations	1.50	1.48
Issuance of common stock, net of offering costs (2)	0.04	0.18
Dividends declared from net investment income (2)	(1.56)	(1.58)
Total increase/(decrease) in net assets	(0.02)	0.08
Net Asset Value, End of Period	$17.14	$17.12
Per share market value at end of period	$22.86	$20.53
Total return based on market value with reinvestment of dividends (3)	15.19%	2.77%
Total return based on market value (4)	14.65%	2.36%
Total return based on net asset value (5)	8.97%	9.74%
Shares Outstanding, End of Period	94,493,925	93,317,621
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets (7)	15.00%	16.69%
Ratio of net investment income to average net assets	13.20%	13.81%
Portfolio turnover	33.27%	20.06%
Net assets, end of period	$1,619,707	$1,597,181

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the nine months ended September 30, 2025 and 2024. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 15.08% and 16.78%, respectively, for the nine months ended September 30, 2025 and 2024.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” in this report.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2025, we have originated approximately $51.8 billion aggregate principal amount of investments and retained approximately $11.6 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct investment originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2025, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 87.8% of our total investments based on fair value, had weighted average annual revenue of $375.9 million and weighted average annual EBITDA of $113.3 million. As of September 30, 2025, our core portfolio companies had a median annual revenue of $150.0 million and a median annual EBITDA of $46.4 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2025, the largest single investment based on fair value represented 2.3% of our total investment portfolio.

As of September 30, 2025, the average investment size in each of our portfolio companies was approximately $23.3 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments, the average investment in our remaining portfolio companies was approximately $30.3 million based on fair value as of September 30, 2025.

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

As of September 30, 2025, the largest industry represented 18.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2025, approximately 90.1% of our portfolio was invested in secured debt, including 89.2% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended September 30, 2025, the weighted average term on new investment commitments in new portfolio companies was 7.8 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2025, we had call protection on 76.4% of our debt investments based on fair value, with weighted average call prices of 108.3% for the first year, 104.4% for the second year and 101.8% for the third year, in each case from the date of the initial investment. As of September 30, 2025, 96.3% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $115 billion of assets under management as of September 30, 2025. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. upper middle-market loan originations, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 730 investment and operating professionals. As of September 30, 2025, seventy-nine (79) of these personnel are dedicated to direct lending, including sixty-five (65) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of September 30, 2025, 96.3% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2025, 6.3% and 5.3%, respectively, of our total investment income was comprised of PIK interest. For the three and nine months ended September 30, 2024, 5.2% and 6.6%, respectively, of our total investment income was comprised of PIK interest.

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

Portfolio and Investment Activity

As of September 30, 2025, our portfolio based on fair value consisted of 89.2% first-lien debt investments, 0.9% second-lien debt investments, 1.8% mezzanine debt investments, 5.2% equity investments and 2.9% structured credit investments. As of December 31, 2024, our portfolio based on fair value consisted of 93.9% first-lien debt investments, 0.6% second-lien debt investments, 1.1% mezzanine debt investments, 4.4% equity and other investments and less than 0.1% structured credit investments.

As of September 30, 2025 and December 31, 2024, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.4% and 12.3%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.7% and 12.5%, respectively.

As of September 30, 2025, we had investments in 145 portfolio companies (including 37 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) with an aggregate fair value of $3,376.3 million. As of December 31, 2024, we had investments in 116 portfolio companies (including one structured credit investment, which include each series of collateralized loan obligation as a separate portfolio company investment) with an aggregate fair value of $3,518.4 million.

For the three months ended September 30, 2025, the principal amount of new investments funded was $351.8 million in forty-one new portfolio companies and five existing portfolio companies. For this period, we had $302.8 million aggregate principal amount in exits and repayments.

For the three months ended September 30, 2024, the principal amount of new investments funded was $189.0 million in eight new portfolio companies and four existing portfolio companies. For this period, we had $90.2 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended September 30, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2025	September 30, 2024
New investment commitments:
Gross originations (1)	$3,735.0	$2,502.0
Less: Syndications/sell downs (1)	3,347.3	2,232.7
Total new investment commitments	$387.7	$269.3
Principal amount of investments funded:
First-lien	$253.1	$189.0
Second-lien	—	—
Mezzanine	—	—
Equity and other	—	—
Structured Credit	98.7	—
Total	$351.8	$189.0
Principal amount of investments sold or repaid:
First-lien	$302.0	$84.2
Second-lien	—	—
Mezzanine	—	4.9
Equity and other	0.8	—
Structured Credit	—	1.1
Total	$302.8	$90.2
Number of new investment commitments in new portfolio companies (2)	41	8
Average new investment commitment amount in new portfolio companies (2)	$7.3	$30.2
Weighted average term for new investment commitments in new portfolio companies (in years) (2)	7.8	6.3
Percentage of new debt investment commitments at floating rates	100.0%	75.9%
Percentage of new debt investment commitments at fixed rates	0.0%	24.1%
Weighted average interest rate of new investment commitments	10.3%	12.0%
Weighted average spread over reference rate of new floating rate investment commitments	6.6%	6.8%
Weighted average interest rate on investments fully sold or paid down	12.6%	13.0%

(1) Includes affiliates of Sixth Street

(2) For the three months ended September 30, 2025, includes 37 structured credit investments with a total principal amount of $98.7 million and a weighted average term of 12.2 years

As of September 30, 2025 and December 31, 2024, our investments consisted of the following:

	September 30, 2025		December 31, 2024
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$2,960.1	$3,011.4	$3,298.0	$3,302.5
Second-lien debt investments	68.4	29.8	53.2	19.8
Mezzanine debt investments	59.5	60.1	37.1	39.1
Equity and other investments	156.4	175.7	149.4	155.5
Structured credit investments	99.6	99.3	1.5	1.5
Total	$3,344.0	$3,376.3	$3,539.2	$3,518.4

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,356.0	99.4%	$3,469.4	98.6%
Non-accrual (1)	20.3	0.6	49.0	1.4
Total	$3,376.3	100.0%	$3,518.4	100.0%

	September 30, 2025		December 31, 2024
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,276.7	98.0%	$3,410.1	96.4%
Non-accrual (1)	67.3	2.0	129.1	3.6
Total	$3,344.0	100.0%	$3,539.2	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities (1)	11.4%	12.3%
Weighted average interest rate of debt and income producing securities	10.9%	11.8%
Weighted average spread over reference rate of all floating rate investments	7.2%	7.7%

(1)
Weighted average total portfolio yield at fair value was 10.8% at September 30, 2025 and 11.6% at December 31, 2024.

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
•
A rating of 5 indicates an investment is in default on its interest and/or principal payments. For these investments, our Adviser reviews the investments on a bi-monthly basis and, where possible, pursues workouts that achieve an early resolution to avoid further deterioration of our investment. The Adviser retains legal counsel and takes actions to preserve our rights, which may include working with the portfolio company to have the default cured, to have the investment restructured or to have the investment repaid through a consensual workout. Investments that carry a rating of 5 would typically indicate the position has been placed on non-accrual status (for investments that otherwise would be income producing).

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2025 and December 31, 2024. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2025		December 31, 2024
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$3,062.8	90.8%	$3,345.8	95.1%
2	264.8	7.8	88.9	2.5
3	28.4	0.8	34.7	1.0
4	—	—	—	—
5	20.3	0.6	49.0	1.4
Total	$3,376.3	100.0%	$3,518.4	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)(1)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total investment income	$109.4	$119.2	$340.8	$358.8
Less: Net expenses	57.4	63.6	177.3	193.6
Net investment income before income taxes	52.1	55.6	163.5	165.2
Less: Income taxes, including excise taxes	1.4	0.7	4.0	2.8
Net investment income	50.7	54.9	159.5	162.4
Net realized gains (losses) (2)	(0.5)	0.0	(36.6)	3.9
Net change in unrealized gains (losses) (2)	(5.5)	(14.2)	17.6	(30.7)
Net increase (decrease) in net assets resulting from operations	$44.6	$40.7	$140.6	$135.6

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest from investments	$94.9	$105.8	$302.7	$315.5
Paid-in-kind interest income	6.9	6.2	18.0	$23.8
Dividend income	0.3	3.3	1.6	5.8
Other income	7.4	3.9	18.5	13.7
Total investment income	$109.4	$119.2	$340.8	$358.8

(1)
Table may not sum due to rounding.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $105.8 million for the three months ended September 30, 2024 to $94.9 million for the three months ended September 30, 2025. The decrease in interest from investments was primarily the result of a decrease in reference rates for the three months ended September 30, 2025 compared to the same period in 2024. Paid-in-kind interest income increased from $6.2 million for the three months ended September 30, 2024 to $6.9 million for the three months ended September 30, 2025 due to increased PIK investments. Dividend income decreased from $3.3 million for the three months ended September 30, 2024 to $0.3 million for the three months ended September 30, 2025 due to the timing of dividend payments in 2025. Other income increased from $3.9 million for the three months ended September 30, 2024 to $7.4 million for the three months ended September 30, 2025, primarily due to increased miscellaneous fees earned during the three months ended September 30, 2025.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $315.5 million for the nine months ended September 30, 2024 to $302.7 million for the nine months ended September 30, 2025. The decrease in interest from investments was primarily the result of a decrease in references rates for the nine months ended September 30, 2025 compared to the same period in 2024. Paid-in-kind interest income decreased from $23.8 million for the nine months ended September 30, 2024 to $18.0 million for the nine months ended September 30, 2025 due to decreased PIK investments. Dividend income decreased from $5.8 million for the nine months ended September 30, 2024 to $1.6 million for the nine months ended September 30, 2025 due to the timing of dividend payments in 2025. Other income increased from $13.7 million for the nine months ended September 30, 2024 to $18.5 million for the nine months ended September 30, 2025, primarily due to increased miscellaneous fees earned during the nine months ended September 30, 2025.

Expenses

Operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)(1)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest	$31.4	$38.5	$98.0	$116.8
Management fees (net of waivers)	12.8	12.7	38.1	37.4
Incentive fees on net investment income	10.5	11.2	33.1	33.5
Incentive fees on net capital gains	(1.1)	(2.2)	(3.3)	(4.4)
Professional fees	2.0	1.9	6.5	5.8
Directors’ fees	0.2	0.2	0.7	0.6
Other general and administrative	1.5	1.3	4.1	3.9
Net Expenses	$57.4	$63.6	$177.3	$193.6

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing expenses, decreased from $38.5 million for the three months ended September 30, 2024 to $31.4 million for the three months ended September 30, 2025. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding, which decreased from 7.7% for the three months ended September 30, 2024 to 6.3% for the three months ended September 30, 2025 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Interest expense, including other debt financing expenses, decreased from $116.8 million for the nine months ended September 30, 2024 to $98.0 million for the nine months ended September 30, 2025. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding, which decreased from 7.7% for the nine months ended September 30, 2024 to 6.3% for the nine months ended September 30, 2025 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Management Fees

Management Fees (gross of waivers) increased from $13.0 million for the three months ended September 30, 2024 to $13.1 million for the three months ended September 30, 2025 due to an increase in average assets. Management Fees (net of waivers) increased from $12.7 million for the three months ended September 30, 2024 to $12.8 million for the three months ended September 30, 2025. Management Fees waived were $0.3 million for the three months ended September 30, 2025 and $0.3 million for the three months ended September 30, 2024, pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

Management Fees (gross of waivers) increased from $38.4 million for the nine months ended September 30, 2024 to $39.1 million for the nine months ended September 30, 2025 due to an increase in average assets. Management Fees (net of waivers) increased from $37.4 million for the nine months ended September 30, 2024 to $38.1 million for the nine months ended September 30, 2025. Management Fees waived were $1.0 million for the nine months ended September 30, 2025 and $1.0 million for the nine months ended September 30, 2024, pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

Incentive Fees

For the three months ended September 30, 2025 and 2024, Incentive Fees were $9.5 million and $8.9 million, respectively, of which $10.5 million and $11.2 million, respectively, were realized and payable to the Adviser. For the three months ended September 30, 2025 and 2024, $(1.1) million and $(2.2) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

For the nine months ended September 30, 2025 and 2024, Incentive Fees were $29.8 million and $29.1 million, respectively, of which $33.1 million and $33.5 million, respectively, were realized and payable to the Adviser. For the nine months ended September 30, 2025 and 2024, $(3.3) million and $(4.4) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $1.9 million for the three months ended September 30, 2024 to $2.0 million for the three months ended September 30, 2025 due to higher legal and audit related fees. Other general and administrative fees were $1.3 million for the three months ended September 30, 2024 and $1.5 million for the three months ended September 30, 2025.

Professional fees increased from $5.8 million for the nine months ended September 30, 2024 to $6.5 million for the nine months ended September 30, 2025 due to higher legal and audit related fees. Other general and administrative fees were $3.9 million for the nine months ended September 30, 2024 and $4.1 million for the nine months ended September 30, 2025.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain RIC status, we, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes.

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

For the three and nine months ended September 30, 2025, we recorded a net expense of $1.4 million and $4.0 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2024, we recorded a net expense of $0.7 million and $2.8 million, respectively, for U.S. federal excise tax and other taxes.

For the three and nine months ended September 30, 2025, we recorded a deferred tax benefit of $0.6 million pertaining to net unrealized losses and we recognized a tax expense of $0.9 million pertaining to net realized gains. For the three and nine months ended September 30, 2024, we recorded a deferred tax expense of $1.5 million pertaining to net unrealized gains, related to eight of our investments.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
($ in millions)(1)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net realized gains (losses) on investments	$0.8	$0.1	$(34.9)	$3.9
Net realized gains (losses) on foreign currency transactions (2)(3)	(0.2)	(0.0)	(0.3)	(0.8)
Net realized gains (losses) on foreign currency investments (3)	0.0	0.0	0.8	(2.3)
Net realized gains (losses) on foreign currency borrowings	(0.2)	(0.1)	(1.2)	3.1
Net realized gains (losses) on income tax provision	(0.9)	—	(0.9)	—
Net Realized Gains (Losses) (3)	$(0.5)	$0.0	$(36.6)	$3.9

Change in unrealized gains on investments	$14.8	$25.0	$112.7	$42.4
Change in unrealized (losses) on investments	(21.8)	(27.4)	(59.6)	(64.4)
Net Change in Unrealized Gains (Losses) on Investments	$(6.9)	$(2.4)	$53.1	$(22.0)

Unrealized gains (losses) on foreign currency borrowings	0.7	(10.3)	(36.0)	(7.2)
Unrealized gains (losses) on foreign currency transactions (2)(3)	0.0	(0.0)	(0.0)	(0.0)
Income tax provision on unrealized gains (losses)	0.6	(1.5)	0.6	(1.5)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Income Tax Provision	$1.4	$(11.8)	$(35.4)	$(8.7)

Net Change in Unrealized Gains (Losses)	$(5.5)	$(14.2)	$17.6	$(30.7)

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.
(3)
Amounts round to less than $0.1 million.

For the three and nine months ended September 30, 2025, we had net realized gains on investments of $0.8 million and net realized losses on investments of $34.9 million, respectively. For the three and nine months ended September 30, 2025, we had net realized losses of $0.2 and $0.3 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2025, we had net realized gains on foreign currency investments of less than $0.1 million and $0.8 million, respectively. For the three and nine months ended September 30, 2025, we had net realized losses on foreign currency borrowings of $0.2 million and $1.2 million, respectively. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility. For both the three and nine months ended September 30, 2025, we had net realized losses of $0.9 million, related to tax expense.

For the three months ended September 30, 2025, we had $14.8 million in unrealized gains on 49 portfolio company investments, which was offset by $21.8 million in unrealized losses on 100 portfolio company investments. Unrealized gains for the three months ended September 30, 2025 resulted from positive portfolio company specific developments, tightening credit spreads, and the reversal of prior period unrealized losses due to realizations. Unrealized losses for the three months ended September 30, 2025 resulted from negative credit-related adjustments and widening credit spreads. For the nine months ended September 30, 2025, we had $112.7 million in unrealized gains on 69 portfolio company investments, which was offset by $59.6 million in unrealized losses on 96 portfolio company investments. Unrealized gains for the nine months ended September 30, 2025 resulted from positive portfolio company specific developments, tightening credit spreads, and the reversal of prior period unrealized losses due to realizations. Unrealized losses for the nine months ended September 30, 2025 resulted from negative credit-related adjustments and the reversal of prior period unrealized gains due to realizations.

For the three and nine months ended September 30, 2025 we had unrealized gains on foreign currency borrowings of $0.7 million and unrealized losses on foreign currency borrowings of $36.0 million, respectively, on foreign currency borrowings, primarily as a result of fluctuations in the AUD, CAD, SEK, GBP and EUR exchange rates. For the three and nine months ended September 30, 2025, we had unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, on foreign currency transactions. For both the three and nine months ended September 30, 2025, we had unrealized gains of $0.6 million, related to a deferred tax benefit.

For the three and nine months ended September 30, 2024, we had net realized gains on investments of $0.1 million and $3.9 million, respectively, primarily driven by one investment and thirty-seven investments, respectively. For the three and nine months ended September 30, 2024, we had net realized losses of less than $0.1 million and $0.8 million, respectively on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2024, we had net realized gains of less than $0.1 million and net realized losses of $2.3 million, respectively, on foreign currency investments. For the three and nine months ended September 30, 2024, we had net realized losses of $0.1 million and net realized gains of $3.1 million on foreign currency borrowing. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility.

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

For the three and nine months ended September 30, 2024, we had unrealized losses on foreign currency borrowings of $10.3 million and $7.2 million, respectively, on foreign currency borrowings, as a result of fluctuations in the AUD, CAD, EUR, SEK and GBP exchange rates. For both the three and nine months ended September 30, 2024, we had unrealized losses on foreign currency transactions of less than $0.1 million. For both the three and nine months ended September 30, 2024, we had unrealized losses of $1.5 million, related to a deferred tax expense.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2025, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.1% (based on total capital invested of $8.8 billion and total proceeds from these exited investments of $11.4 billion). Ninety-two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the nine months ended September 30, 2025 and 2024, we had $36.0 million and $7.2 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the nine months ended September 30, 2025 and 2024. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2025. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 187.5% and 182.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2025, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2025, we had approximately $1.0 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2025, we had $83.2 million in cash and cash equivalents, including $20.1 million of restricted cash. During the nine months ended September 30, 2025, cash provided by operating activities was $327.5 million, primarily attributable to repayments and proceeds from investments of $1,048.0 million and an increase in net assets resulting from operations of $140.6 million, which was partially offset by funding portfolio investments of $848.4 million and cash used in other operating activities of $12.7 million. Cash used in financing activities was $271.7 million during the period due to paydowns on our Revolving Credit Facility of $1,249.6 million, dividends paid of $128.4 million and deferred financing costs of $7.3 million, which was partially offset by borrowings of $1,113.6 million.

As of September 30, 2024, we had $29.7 million in cash and cash equivalents, including $23.2 million of restricted cash. During the nine months ended September 30, 2024, cash used in operating activities was $14.8 million, primarily attributable to funding portfolio investments of $680.0 million and other operating activity of $10.6 million which was offset by an increase in net assets resulting from operations of $135.6 million and repayments and proceeds from investments of $540.3 million. Cash provided by financing activities was $19.3 million during the period, primarily attributable to borrowings of $1,107.1 million and proceeds from the issuance of common stock of $93.3 million which was offset by paydowns on our Revolving Credit Facility of $1,044.2 million, dividends paid to stockholders of $128.1 million and deferred financing costs of $8.8 million.

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

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company's common stock. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of September 30, 2025.

During the nine months ended September 30, 2025 and 2024, we issued 832,489 and 888,122 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $18.2 million and $17.8 million, respectively.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of April 30, 2025 (effective May 31, 2025). Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market, from time to time, at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased for the three and nine months ended September 30, 2025 and 2024.

Debt

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of September 30, 2025, aggregate commitments under the Revolving Credit Facility were $1.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2025, we had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 70.8 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 211.3 million and Euro (EUR) of 244.7 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2024, we had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 62.4 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 80.2 million and Euro (EUR) of 167.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2025 and December 31, 2024, we had $19.7 million and $21.8 million respectively in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of September 30, 2025 and December 31, 2024, we were in compliance with the terms of the Revolving Credit Facility.

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

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(8.6) million and $(17.6) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, our effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $4.6 million and $(1.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, we entered into an interest rate swap to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $3.5 million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, we entered into an interest rate swap to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, our effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the effective hedge interest rate swaps had a fair value of $9.3 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

Debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,675.0	$608.7	$1,046.6	$592.6
2026 Notes	300.0	300.0	—	290.4
2028 Notes	300.0	300.0	—	301.1
2029 Notes	350.0	350.0	—	347.8
2030 Notes	300.0	300.0	—	302.4
Total Debt	$2,925.0	$1,858.7	$1,046.6	$1,834.3

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $16.0 million, $1.0 million, $3.6 million, $5.7 million and $6.9 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented inclusive of an incremental $(8.6) million, $4.6 million, $3.5 million and $9.3 million, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, each resulting from a hedge accounting relationship.

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

As of September 30, 2025 and December 31, 2024, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Alpha Midco, Inc. - Delayed Draw & Revolver	—	0.5
American Achievement, Corp. - Revolver	2.4	2.4
Apellis Pharmaceuticals, Inc. - Delayed Draw	—	5.3
Aptean, Inc. - Delayed Draw & Revolver	—	1.1
Arrow Buyer, Inc. - Delayed Draw	—	5.5
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	28.7	32.0
Artisan Bidco, Inc. - Revolver	2.1	5.7
Avalara, Inc. - Revolver	—	3.9
AVSC Holding Corp. - Revolver	4.8	4.8
Axonify, Inc. - Delayed Draw	—	0.7
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5.6	5.6
Babylon Finco Limited - Delayed Draw	—	0.3
Banyan Software Holdings, LLC - Delayed Draw	—	3.9
Bayshore Intermediate #2, L.P. - Revolver	2.7	3.6
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	0.3	0.3
BCTO Bluebill Buyer, Inc. - Delayed Draw	—	4.1
Ben Nevis Midco Limited - Delayed Draw	—	1.4
Big Wombat Holdings, Inc. - Revolver	2.5	—
BlueSnap, Inc. - Delayed Draw & Revolver	—	5.1
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	3.0
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations, LLC - Delayed Draw & Revolver	3.6	6.7
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
Disco Parent, Inc. - Revolver	—	0.5
EDB Parent, LLC - Delayed Draw	7.6	5.1
Edge Bidco B.V. - Delayed Draw & Revolver	1.1	1.0
Elysian Finco Ltd. - Delayed Draw & Revolver	1.2	1.9
Elysium BidCo Limited - Revolver	—	2.5
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	2.0	1.9
EMS Linq, Inc. - Revolver	6.1	4.6
Erling Lux Bidco SARL - Delayed Draw & Revolver	6.3	2.8
Eventus Buyer, LLC - Delayed Draw & Revolver	8.6	10.0
ExtraHop Networks, Inc. - Delayed Draw & Revolver	1.1	3.4
Flight Intermediate HoldCo, Inc. - Delayed Draw	33.4	37.9
ForeScout Technologies, Inc. - Delayed Draw & Revolver	0.8	0.8
Fullsteam Operations, LLC - Delayed Draw & Revolver	—	8.9
Galileo Parent, Inc. - Revolver	3.5	5.5
Greenshoot Bidco B.V. - Revolver	0.5	0.4
Heritage Environmental Services, Inc. - Delayed Draw & Revolver	2.6	2.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	9.6	1.7
HireVue, Inc. - Revolver	1.7	2.5
HMP Omnimedia, LLC - Delayed Draw & Revolver	10.2	—
Ingenovis Health Finance, LLC - Revolver	32.5	—
IRGSE Holding Corp. - Revolver	0.6	0.5
Kahua, Inc. - Delayed Draw	5.0	—
Kangaroo Bidco AS - Delayed Draw	4.4	4.4
Kryptona BidCo US, LLC - Revolver	2.2	2.2
LeanTaaS Holdings, Inc. - Delayed Draw	12.5	18.8
Lynx BidCo - Delayed Draw & Revolver	6.7	0.9
Marcura Equities LTD - Delayed Draw & Revolver	1.7	9.1
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	3.9	11.8

PDI TA Holdings, Inc. - Delayed Draw & Revolver	1.0	3.3
PrimePay Intermediate, LLC - Delayed Draw	—	4.0
PrimeRevenue, Inc. - Revolver	6.3	6.3
QSR Acquisition Co. - Delayed Draw	—	15.0
Rail Acquisitions LLC - Delayed Draw & Revolver	5.7	—
RainFocus, LLC - Delayed Draw	6.9	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.6	1.4
Raptor US Buyer II Corp. - Revolver	0.7	0.7
Sapphire Software Buyer, Inc. - Revolver	3.2	3.2
Scorpio Bidco - Delayed Draw	0.6	0.5
Severin Acquisition, LLC - Delayed Draw & Revolver	4.5	5.0
Shiftmove GmbH - Delayed Draw	15.5	13.6
Sky Bidco S.p.A. - Delayed Draw	4.1	3.6
SkyLark UK DebtCo Limited - Delayed Draw	0.5	6.9
SL Buyer Corp. - Delayed Draw	—	11.2
SMA Technologies Holdings, LLC - Revolver	1.0	1.0
Sport Alliance GmbH - Revolver	0.5	0.6
Tango Management Consulting, LLC - Delayed Draw & Revolver	—	1.5
Tango Management Consulting, LLC #2 - Delayed Draw & Revolver	23.8	—
TradingScreen, Inc. - Revolver	0.8	0.8
TRP Assets, LLC - Delayed Draw	10.2	10.2
Truck-Lite Co., LLC - Delayed Draw & Revolver	—	8.7
USA Debusk LLC - Delayed Draw & Revolver	2.9	2.8
Varinem German Bidco GmbH - Delayed Draw	4.9	3.6
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	9.7	—
Wrangler Topco, LLC - Delayed Draw & Revolver	0.9	1.4
Total Portfolio Company Commitments (1)(2)	$337.3	$356.3

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

Other Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2025 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$608.7	$—	$—	$608.7	$—
2026 Notes	300.0	300.0	—	—	—
2028 Notes	300.0	—	300.0	—	—
2029 Notes	350.0	—	—	350.0	—
2030 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,858.7	$300.0	$300.0	$1,258.7	$—

In addition to the contractual payment obligations in the tables above, we also have commitments to fund investments and to pledge assets as collateral under the terms of our derivatives agreements.

Distributions

We have elected and qualified to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. To maintain RIC status, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90 percent of the sum of our:

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

We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

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

As of September 30, 2025, 96.3% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$92.3	$55.8	$36.5
Up 200 basis points	$61.5	$37.2	$24.3
Up 100 basis points	$30.8	$18.6	$12.2
Down 25 basis points	$(7.7)	$(4.6)	$(3.1)
Down 50 basis points	$(15.4)	$(9.3)	$(6.1)
Down 75 basis points	$(23.0)	$(13.9)	$(9.1)
Down 100 basis points	$(30.7)	$(18.6)	$(12.1)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. Exhibits

Exhibit No	Description of Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

3.2	Third Amended and Restated Bylaws dated November 4, 2025

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIXTH STREET SPECIALTY LENDING, INC.

Date: November 4, 2025	/s/ Joshua Easterly
Joshua Easterly
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)