Form 10-K
period 2025-12-31
Sixth Street Specialty Lending, Inc.
filed 2026-02-12
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date of $23.81 on The New York Stock Exchange, was approximately $2,158,484,033. The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 12, 2026 was 94,705,150.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2026 annual meeting of stockholders are incorporated by reference in Part III.

Auditor Firm Id:185 Auditor Name: KPMG LLP Auditor Location: New York, New York

SIXTH STREET SPECIALTY LENDING, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2025

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results, which should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors.”

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
•
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
•
We are subject to risks related to sustainability matters.

PART I

In this Annual Report, except where the context suggests otherwise, the terms “TSLX,” “we,” “us,” “our,” and “the Company” refer to Sixth Street Specialty Lending, Inc. The term “Adviser” refers to Sixth Street Specialty Lending Advisers, LLC, a Delaware limited liability company. The term “Sixth Street” refers to Sixth Street Partners, LLC.

ITEM 1. BUSINESS

General

Our Company

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in July 2011, through December 31, 2025, we have originated approximately $53.3 billion aggregate principal amount of investments and retained approximately $11.8 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds and equity securities.

By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2025, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 87.9% of our total investments based on fair value, had weighted average annual revenue of $449.2 million and weighted average annual EBITDA of $127.3 million. As of December 31, 2025, our core portfolio companies had a median annual revenue of $159.4 million and a median annual EBITDA of $48.0 million.

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

As of December 31, 2025, we had investments in 143 portfolio companies (including 36 structured credit investments, which includes each series of collateralized loan obligation as a separate portfolio company investment), the average investment size in each of our portfolio companies was approximately $23.4 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments the average investment in our remaining portfolio companies was approximately $30.4 million as of December 31, 2025. The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2025, the largest single investment based on fair value represented 2.4% of our total investment portfolio.

As of December 31, 2025, our portfolio was invested across 19 different industries. The largest industry in our portfolio as of December 31, 2025 was Internet Services, which represented, as a percentage of our portfolio, 18.3% of the total portfolio based on fair value.

Relationship with our Adviser, and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator, and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on direct lending, which we refer to as our Investment Team. Our Investment Team is led by our Adviser’s Co-Founding Partner, Co-President and Co-Chief Investment Officer Joshua Easterly, our Co-Head of Sixth Street Direct Lending and Co-Head of Growth Robert “Bo” Stanley, Co-Head of Direct Lending Michael Griffin, and our Adviser’s Co-Founding Partner, Chief Executive Officer, and Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $125 billion of assets under management as of December 31, 2025. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. middle-market loan originations and upper middle-market loan originations, respectively, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 740 investment and operating professionals. As of December 31, 2025, seventy-eight (78) of these personnel are dedicated to direct lending, including sixty-three (63) investment professionals.

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

In November 2025, our Board renewed the Investment Advisory Agreement and the Administration Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect until November 2026, and may be extended subject to required approvals.

Joint Venture

On December 23, 2025, affiliates of Sixth Street, including us, and affiliates of Carlyle Group Inc. (“Carlyle”) entered into an amended and restated limited liability company agreement, as amended from time to time (the “Limited Liability Company Agreement”), to co-manage Structured Credit Partners JV, LLC (“SCP”), a joint venture focused on investing in broadly syndicated first lien senior secured loans, financed with long-term, non-mark-to-market, and predominantly investment grade rated CLO debt managed by affiliates of Sixth Street or Carlyle on a no-fee basis.

Sixth Street affiliates own 50.0% of the equity interests in SCP and the Carlyle affiliates own 50.0%, with investment decisions requiring approval by representatives of both the Sixth Street affiliates and the Carlyle affiliates. SCP will be initially capitalized with $600.0 million of aggregate capital commitments from Sixth Street Specialty Lending, Inc., Sixth Street Lending Partners, Carlyle Secured Lending, Inc. and Carlyle Credit Solutions, Inc., as members of SCP, with all members of SCP having equal voting control. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. As of December 31, 2025, SCP had not commenced operations and no capital had been contributed to SCP.

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

Investments

As of December 31, 2025 and December 31, 2024, we had made investments with an aggregate fair value of $3,347.3 million and $3,518.4 million, respectively, in 143 and 116 portfolio companies, respectively.

Investments consisted of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$2,934.2	$2,984.4	$50.2
Second-lien debt investments	69.6	30.7	(38.9)
Mezzanine debt investments	61.1	61.7	0.6
Equity and other investments	159.8	172.6	12.8
Structured credit investments	98.6	97.9	(0.7)
Total Investments	$3,323.3	$3,347.3	$24.0
(1)
Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

	December 31, 2024
			Net Unrealized
($ in millions)	Amortized Cost (1)	Fair Value	Gain (Loss)
First-lien debt investments	$3,298.0	$3,302.5	$4.5
Second-lien debt investments	53.2	19.8	(33.4)
Mezzanine debt investments	37.1	39.1	2.0
Equity and other investments	149.4	155.5	6.1
Structured credit investments (2)	1.5	1.5	0.0
Total Investments	$3,539.2	$3,518.4	$(20.8)

(1)
Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.
(2)
Amounts round to less than $0.1 million

The industry composition of investments at fair value at December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
Automotive	—	1.2%
Business Services	13.4%	13.3%
Chemicals	1.2%	0.9%
Communications	1.5%	3.5%
Education	3.1%	5.0%
Electronics	0.8%	0.8%
Financial Services	3.5%	8.6%
Healthcare	9.0%	7.5%
Hotel, Gaming and Leisure	8.0%	7.4%
Human Resource Support Services	9.0%	10.2%
Insurance	—	0.2%
Internet Services	18.3%	16.4%
Manufacturing	1.2%	3.5%
Marketing Services	0.3%	0.3%
Office Products	0.3%	0.4%
Oil, Gas and Consumable Fuels	2.8%	2.7%
Other	5.3%	1.9%
Pharmaceuticals	2.7%	2.9%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	11.6%	9.7%
Transportation	8.0%	3.6%
Total	100.0%	100.0%

(1)
Value sums to less than 0.1%.

We classify the industries of our portfolio companies by end-market (such as Internet Services, and Business Services) and not by the product or services (such as Software) directed to those end-markets.

The geographic composition of investments at fair value at December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
United States
Midwest	12.5%	14.3%
Northeast	18.6%	21.7%
South	23.2%	20.6%
West	29.8%	28.8%
Australia	0.2%	1.1%
Canada	1.5%	3.1%
Finland (1)	0.0%	0.0%
France	1.6%	0.1%
Germany	3.5%	1.7%
Italy	0.6%	0.6%
Netherlands	0.4%	0.3%
Norway	3.3%	2.8%
Sweden	0.8%	0.3%
United Kingdom	4.0%	4.6%
Total	100.0%	100.0%
(1)
Value sums to less than 0.1%.

Investment Commitments

As of December 31, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Aledade, Inc. - Revolver	24.1	—
Alpha Midco, Inc. - Delayed Draw & Revolver	—	0.5
American Achievement, Corp. - Revolver	2.4	2.4
Apellis Pharmaceuticals, Inc. - Delayed Draw	—	5.3
Aptean, Inc. - Delayed Draw & Revolver	—	1.1
Arcwood Environmental, Inc. - Delayed Draw & Revolver	1.8	2.5
Arrow Buyer, Inc. - Delayed Draw	—	5.5
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	27.7	32.0
Artisan Bidco, Inc. - Revolver	1.4	5.7
Avalara, Inc. - Revolver	—	3.9
AVSC Holding Corp. - Revolver	4.8	4.8
Axonify, Inc. - Delayed Draw	—	0.7
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5.6	5.6
Babylon Finco Limited - Delayed Draw	—	0.3
Banyan Software Holdings, LLC - Delayed Draw	—	3.9
Bayshore Intermediate #2, L.P. - Revolver	2.7	3.6
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	0.3	0.3
BCTO Bluebill Buyer, Inc. - Delayed Draw	—	4.1
Ben Nevis Midco Limited - Delayed Draw	—	1.4
BlueSnap, Inc. - Delayed Draw & Revolver	—	5.1
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	3.0
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations, LLC - Delayed Draw & Revolver	2.6	6.7
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
Disco Parent, Inc. - Revolver	—	0.5
EDB Parent, LLC - Delayed Draw	5.6	5.1
Elysian Finco Ltd. - Delayed Draw & Revolver	0.8	1.9
Elysium BidCo Limited - Revolver	—	2.5
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	—	1.9
EMS Linq, Inc. - Revolver	5.9	4.6
Erling Lux Bidco SARL - Delayed Draw & Revolver	6.1	2.8
Eventus Buyer, LLC - Delayed Draw & Revolver	8.6	10.0
ExtraHop Networks, Inc. - Delayed Draw & Revolver	0.4	3.4
Flight Intermediate HoldCo, Inc. - Delayed Draw	32.1	37.9
ForeScout Technologies, Inc. - Delayed Draw & Revolver	—	0.8
Fullsteam Operations, LLC - Delayed Draw & Revolver	—	8.9
Galileo Parent, Inc. - Revolver	3.5	5.5
Greenshoot Bidco B.V. - Revolver	0.5	0.4
Hippo XPA Bidco AB - Delayed Draw & Revolver	9.4	1.7
HireVue, Inc. - Revolver	—	2.5
HMP Omnimedia, LLC - Delayed Draw & Revolver	9.8	—
Ingenovis Health Finance, LLC - Revolver	32.5	—
IRGSE Holding Corp. - Revolver	5.7	0.5
Kahua, Inc. - Delayed Draw	5.0	—
Kangaroo Bidco AS - Delayed Draw	4.4	4.4
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	6.8	—
Kryptona BidCo US, LLC - Revolver	2.2	2.2
LeanTaaS Holdings, Inc. - Delayed Draw	12.0	18.8
LIHA Holdco B.V. - Delayed Draw & Revolver	0.8	1.0
Lynx BidCo - Delayed Draw & Revolver	6.7	0.9
Marcura Equities LTD - Delayed Draw & Revolver	1.7	9.1

Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	—	11.8
Omnigo Software, LLC - Delayed Draw & Revolver	1.9	—
PDI TA Holdings, Inc. - Delayed Draw & Revolver	0.4	3.3
PrimePay Intermediate, LLC - Delayed Draw	—	4.0
PrimeRevenue, Inc. - Revolver	—	6.3
QSR Acquisition Co. - Delayed Draw	—	15.0
Rail Acquisitions LLC - Delayed Draw & Revolver	5.7	—
RainFocus, LLC - Delayed Draw	5.3	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.2	1.4
Raptor US Buyer II Corp. - Revolver	0.6	0.7
Sapphire Software Buyer, Inc. - Revolver	3.3	3.2
Scorpio Bidco - Delayed Draw	0.6	0.5
Sediver S.p.A. - Delayed Draw	4.1	3.6
Severin Acquisition, LLC - Delayed Draw & Revolver	4.4	5.0
Shiftmove GmbH - Delayed Draw	10.2	13.6
SkyLark UK DebtCo Limited - Delayed Draw	—	6.9
SL Buyer Corp. - Delayed Draw	—	11.2
SMA Technologies Holdings, LLC - Revolver	1.0	1.0
Sport Alliance GmbH - Revolver	0.5	0.6
Tango Management Consulting, LLC - Delayed Draw & Revolver	23.8	1.5
TRP Assets, LLC - Delayed Draw	10.2	10.2
Truck-Lite Co., LLC - Delayed Draw & Revolver	—	8.7
TS Imagine Inc. - Revolver	0.8	0.8
USA Debusk LLC - Delayed Draw & Revolver	2.5	2.8
Varinem German Bidco GmbH - Delayed Draw	4.9	3.6
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	8.8	—
Wrangler Topco, LLC - Delayed Draw & Revolver	0.9	1.4
Total Portfolio Company Commitments (1)(2)	$338.5	$356.3

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

Other Commitments and Contingencies

As of December 31, 2025 and December 31, 2024, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025 and December 31, 2024, our asset coverage was 191.5% and 182.5%, respectively. See “Regulation as a Business Development Company—Senior Securities” below.

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

Debt obligations consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,675.0	$513.9	$1,139.3	$498.8
2026 Notes	300.0	300.0	—	293.5
2028 Notes	300.0	300.0	—	301.2
2029 Notes	350.0	350.0	—	348.0
2030 Notes	300.0	300.0	—	301.7
Total Debt	$2,925.0	$1,763.9	$1,139.3	$1,743.2

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented net of deferred financing costs and original issue discounts totaling $15.1 million, $0.7 million, $3.3 million, $5.3 million and $6.6 million, respectively.
(3)
The carrying value of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented inclusive of an incremental $(5.8) million, $4.5 million, $3.3 million and $8.3 million, respectively, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, each resulting from a hedge accounting relationship.

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

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the components of interest expense were as follows:

	Year ended
($ in millions) (1)	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$101.0	$105.2	$95.5
Commitment fees	3.6	4.0	2.9
Amortization of deferred financing costs	6.7	6.9	5.2
Accretion of original issue discount	1.9	1.6	0.9
Swap settlement	16.3	36.5	29.2
Total Interest Expense	$129.6	$154.2	$133.7
Average debt outstanding	$1,880.3	$1,882.7	$1,705.6
Weighted average interest rate	6.2%	7.5%	7.3%

(1)
Table may not sum due to rounding.

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

In addition to our Adviser, Sixth Street has a team of over 740 investment and operating professionals. As of December 31, 2025, seventy-eight (78) of these personnel are dedicated to direct lending, including sixty-three (63) investment professionals.

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

For each of the years ended December 31, 2025, December 31, 2024, and December 31, 2023, Management Fees (gross of waivers) were $52.2 million, $51.8 million and $46.4 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of our gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Management Fees of $1.3 million, $1.5 million and $1.2 million, respectively, have been waived pursuant to the Leverage Waiver.

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

(ii)
The second component, payable at the end of each fiscal year in arrears, equaled 15% through March 31, 2014 and, beginning April 1, 2014, equals a weighted percentage of cumulative realized capital gains from our inception to the end of that fiscal year, less cumulative realized capital losses and unrealized capital losses. This component of the Incentive Fee is referred to as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. For capital gains that accrue following March 31, 2014, the Incentive Fee rate is 17.5%. We accrue, but do not pay, a Capital Gains Fee with respect to unrealized capital gains because a Capital Gains Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. The weighted percentage is intended to ensure that for each fiscal year following the completion of the initial public offering (“IPO”), the portion of our realized capital gains that accrued prior to March 31, 2014, is subject to an Incentive Fee rate of 15% and the portion of our realized capital gains that accrued beginning April 1, 2014 is subject to an Incentive Fee rate of 17.5%. In the determination of the second component of the Incentive Fee, any unrealized gains or losses specifically related to the foreign currency denominated borrowings of non-US dollar denominated investments is offset against any associated unrealized gains or losses related to foreign currency denominated investments. As of March 31, 2020, there are no remaining investments that were made prior to April 1, 2014, and as a result, the Incentive Fee rate of 17.5% is applicable to any future realized capital gains.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Incentive Fees were $38.4 million, $40.2 million, and $47.0 million, respectively, of which $43.5 million, $45.5 million, and $42.6 million, respectively, were realized and payable to the Adviser. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, $(5.1) million, $(5.4) million, and $4.4 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2025, these accrued Incentive Fees are not contractually payable to the Adviser. The Adviser did not waive any Incentive Fees for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

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

On March 15, 2011, we entered into the Administration Agreement with our Adviser. Under the terms of the Administration Agreement, the Adviser provides administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Adviser under the terms of the Administration Agreement. See “—Payment of Our Expenses” below. In addition, the Adviser is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we pay or reimburse the Adviser expenses incurred by any such affiliates or third parties for work done on our behalf. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we incurred expenses of $3.9 million, $3.9 million, and $3.2 million, respectively, for administrative services payable under the terms of the Administration Agreement, which are included in Other general and administrative expenses.

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

Duration and Termination

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect until November 2026, and each may be extended subject to required approvals. Each agreement will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the directors of the Board who are not “interested persons” of us, the Adviser or any of our or its respective affiliates, as defined in the 1940 Act (known as Independent Directors). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. Each agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate each agreement without penalty on 60 days’ written notice. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We are dependent upon management personnel of the Adviser, Sixth Street, and their affiliates for our future success.”

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

Board Approval of the Investment Advisory Agreement

Our Board, including our Independent Directors, and holders of a majority of our outstanding securities, approved our Investment Advisory Agreement in December 2011. Our Board, including a majority of the Independent Directors, renewed the Investment Advisory Agreement in November 2025. In its consideration of the Investment Advisory Agreement at the time of approval and renewal, the Board focused on information it had received relating to, among other things:

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

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after any borrowing or issuance. See “—Senior Securities” for more information. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or repurchasing securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.” As of December 31, 2025 and December 31, 2024, our asset coverage was 191.5% and 182.5% respectively.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.” We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on June 20, 2025, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on June 20, 2026. We may in the future seek such approval again; however, there is no assurance such approval will be obtained. In this case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities. In addition, we may generally issue new common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

As of December 31, 2025 and December 31, 2024, our asset coverage was 191.5% and 182.5% respectively.

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

Our Board may decide to issue additional common stock to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, elect to issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that the sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making these sales within the preceding 12 months. Pursuant to approval granted at a special meeting of stockholders held on June 20, 2025, we are currently permitted to sell or otherwise issue shares of our common stock at a price below our then-current net asset value per share, subject to the approval of our Board and certain other conditions. Such stockholder approval expires on June 20, 2026. We may in the future seek such approval again; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and would cause a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

As of December 31, 2025, we had $1,763.9 million principal amount of outstanding indebtedness, which had an annualized interest cost of 6.2% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees) and giving effect to the swap-adjusted interest rates on our 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes.

As of December 31, 2025, as adjusted to give effect to the interest rate swaps, the interest rate on the 2026 Notes was three-month SOFR plus 2.17%, the interest rate on the 2028 Notes was three-month SOFR plus 2.99%, the interest rate on the 2029 Notes was three-month SOFR plus 2.44% and the interest rate on the 2030 Notes was three-month SOFR plus 1.53%.

For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 3.3%. Since we generally pay interest at a floating rate on our debt, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

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

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2025

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (2)	(28.1%)	(17.5%)	(6.8%)	3.8%	14.4%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)
In order to compute the “Corresponding return to stockholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average annualized stated interest rate of 6.2% by the approximately $1,763.9 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding return to stockholder.”

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

As a result, you may face increased investment risk. We may not be able to implement our strategy to utilize additional leverage successfully. See “—We operate in a highly competitive market for investment opportunities.” Any impact on returns or equity or our business associated with additional leverage may not outweigh the additional risk. See “—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

We may default under our future credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We may indirectly invest in broadly syndicated first lien senior secured loans, financed with long-term, non-mark-to-market, and predominantly investment grade rated CLO debt through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”), including SCP. Investments in structured credit vehicles, including equity and junior debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO may cause payments on the instruments that we indirectly hold to be reduced, either temporarily or permanently. Structured credit investments, particularly the subordinated interests in which we intend to invest, may be less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the CLOs we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLOs that we hold to be reduced, either temporarily or permanently. In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such

Investment Vehicle’s investments, and accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

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

As of December 31, 2025 and December 31, 2024, we elected to retain approximately $114.7 million and $116.2 million of taxable income and capital gains, respectively, in order to provide us with additional liquidity and we recorded an expense of $5.3 million and $3.8 million, respectively, for U.S. federal excise tax as a result. We can be expected to retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would similarly be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1. BUSINESS—Regulation as a Business Development Company—Regulated Investment Company Classification” for more information.

We are exposed to risks associated with changes in interest rates.

The majority of our debt investments are based on floating rates, such as Euro Interbank Offer Rate (“EURIBOR”), Term Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments.

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

U.S. dollar borrowings under our Revolving Credit Facility bear interest at a rate derived from SOFR. SOFR is a relatively new reference rate and has a limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. The use of SOFR is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR. Additionally, any successor rate to SOFR under our revolving credit facility may not have the same characteristics as SOFR. As a result, the amount of interest we may pay on our revolving credit facility is difficult to predict.

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

The new order provides us with greater flexibility to participate in co-investment transactions with certain proprietary accounts that are majority-owned by our Adviser or its affiliates. We and our affiliates, including investment funds managed by our affiliates, are only permitted to co-invest in accordance with the terms of the exemptive order or in the limited circumstances otherwise currently permitted by regulatory guidance. We cannot assure you when or whether we will apply for any other exemptive relief in the future and whether such orders will be obtained.

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

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

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

The Company may be restricted from initiating transactions as a result of the receipt of material non-public information.

Sixth Street funds and investment platforms regularly obtain non-public information regarding various target companies and other investment opportunities. In general, Sixth Street imputes non-public information received by one investment team within Sixth Street to all other investment professionals. As Sixth Street and affiliated professionals may acquire confidential or material nonpublic information (“MNPI”), the Company and/or other affiliated funds may be restricted from initiating transactions in certain securities, including, as a result of the receipt of MNPI by another investment team or professional within Sixth Street.

Non-public information received by one investment team within Sixth Street is likely to restrict trading on a firm-wide basis. As a result, the Company may, in certain circumstances, decline to receive non-public information regarding a company.

Further, non-disclosure agreements associated with transactions (including transactions entered into by other affiliated funds) often contain contractual trading restrictions, including standstill and non-circumvent provisions, which could prevent the Company from acquiring or disposing of investments in an issuer, potentially for extended periods. Such agreements could also restrict the Company's ability to share certain information with stockholders relevant to the Company or its portfolio investments. Separately, certain counterparties may disqualify the Company from transacting with such counterparties or their affiliates as a result of the activities of other businesses of Sixth Street and its affiliates.

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

Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many jurisdictions having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. Privacy and information security laws and regulation changes, and compliance with those changes, and also result in cost increases due to system changes and the development of new administrative processes. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of the Company, Sixth Street and of our portfolio companies.

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

Changes in tax laws may adversely affect our business.

Legislation has been proposed in the past that could result in significant tax increases and various other changes to U.S. tax rules. It is unclear whether any future legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in the Company is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in the Company and the impact on the Company and any potential investments.

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

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

In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate or subject us to increased competition.

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

The costs of monitoring, interpreting and, where applicable, complying with global data protection and privacy laws and regulations could have a material adverse effect on the business, results of the operations and financial condition of us and of our portfolio companies. The continued development of these laws and regulations and their interpretations could increase compliance costs, restrict our ability to offer services in certain locations, require changes to business practices, result in negative publicity or significant costs or penalties associated with litigation and/or regulatory action, all of which could adversely affect our business, financial condition and results of operations, including affecting investment returns.

While we, the Adviser and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that we will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that we will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations, or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

Risks Related to Economic Conditions

Inflation may adversely affect our business.

Inflation and fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company’s returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have led, and may in the future lead, to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy continues to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Trade negotiations and related government actions may create global supply chain issues and regulatory uncertainty for our portfolio companies and our investment strategy and adversely affect the profitability of our portfolio companies.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. For the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Company and its portfolio investments. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and in the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, in 2023, Fitch downgraded the federal government’s credit rating from AAA to AA+, and, in 2025, Moody’s downgraded the federal government’s credit rating from Aaa (negative) to Aa1 (stable). Further downgrades or warnings by S&P, Moody’s or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Following a period of heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. However, the Federal Reserve lowered the target rate three times in 2024 and three times in 2025. In 2026, it is possible that the Federal Reserve will lower the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. To date, we have entered into hedging transactions to seek to reduce currency exchange rate risk and interest rate risk related to specific portfolio companies. In addition, in connection with our 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. For additional information on these regulatory changes, see “—Risks Related to Our Portfolio Company Investments—The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.” See also “—Risks Related to Our Portfolio Company Investments—We are exposed to risks associated with changes in interest rates” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Interest Rate and Foreign Currency Hedging.”

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

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Our cleared OTC derivatives (such as the interest rate swaps we entered into in connection with certain investments in portfolio companies and our 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes) are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared. The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

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
•
the impact of the large-scale invasion of Ukraine by Russia that began in February 2022 and conflict in the Middle East, related sanctions and other potential retaliatory actions or responses;
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

We have entered into an agreement with Goldman Sachs & Co. LLC, which we refer to as the Company 10b5-1 Plan, in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which Goldman Sachs & Co. LLC, as agent for us, will buy up to $50 million of our common stock in the aggregate during the period ending on the earlier of the date on which all the capital committed to the plan has been exhausted or May 31, 2026.

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

On August 4, 2015, the Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 4, 2025 (expiring on May 31, 2026). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions.

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

We are subject to risks related to sustainability matters.

Rules, regulations and stakeholder expectations concerning sustainability matters have been subject to increased attention and shifting focus in recent years. Some of these changes have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results.

In evaluating potential investments, the Adviser considers opportunities and risk related to material sustainability factors. In particular, this analysis includes risks associated with climate change including risks related to the impact of climate-and sustainability-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change. Although the Adviser’s consideration of sustainability factors is intended to aid the Adviser in evaluating the return and risk profile of a given investment and is not expected to by itself determine an investment decision for us, the Adviser’s consideration of sustainability factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause the Adviser to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities. Further, although the Adviser views application of its sustainability framework to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Adviser cannot guarantee that any consideration of sustainability factors or engagement with portfolio companies on sustainability, which depends in part on skill and qualitative judgments, will positively impact the performance of any individual portfolio company or us.

If our practices with respect to our business and the businesses of our portfolio investments do not meet the standards set by investors, they may choose not to invest in our Common Shares. Relatedly, adverse performance or incidents with respect to sustainability matters or negative ratings or assessments could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Conversely, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. As of December 31, 2025 we were not aware of any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

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

Holders

As of February 12, 2026, there were approximately 4 holders of record of our common stock (including Cede & Co.). This number does not include shareholders for whom shares are held in “nominee” or “street name.”

Issuer Purchases of Equity Securities

For the year ended December 31, 2025, there was no common stock repurchased by the Company.

Stock Performance Graph

The following graph compares the total return on our common stock from December 31, 2020 to December 31, 2025 with that of the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the S&P LSTA Leveraged Loan Index (“Leverage Loan Index”), and the Bloomberg Barclays US Corporate High Yield Total Return Index (“High Yield Bond Index”). This graph assumes that on December 31, 2020, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index, the Leverage Loan Index and the High Yield Bond Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The performance included in the below graph is not necessarily indicative of future performance.

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2025 is attached as an exhibit to this annual report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facilities
December 31, 2025	$513.9	$1,914.9	$—	N/A
December 31, 2024	1,004.1	1,824.7	—	N/A
December 31, 2023	889.7	1,815.9	—	N/A
December 31, 2022	719.3	1,885.7	—	N/A
December 31, 2021	316.4	2,053.6	—	N/A
December 31, 2020	472.3	2,045.4	—	N/A
December 31, 2019	495.7	2,004.1	—	N/A
December 31, 2018	187.5	2,705.2	—	N/A
December 31, 2017	486.8	2,355.3	—	N/A
December 31, 2016	578.7	2,376.6	—	N/A
Convertible Senior Notes due 2019
December 31, 2025	$—	$—	$—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	114.3	2,705.2	—	N/A
December 31, 2017	113.7	2,355.3	—	N/A
December 31, 2016	113.1	2,376.6	—	N/A
Convertible Senior Notes due 2022
December 31, 2025	$—	$—	$—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	100.0	2,053.6	—	N/A
December 31, 2020	142.5	2,045.4	—	N/A
December 31, 2019	171.9	2,004.1	—	N/A
December 31, 2018	171.7	2,705.2	—	N/A
December 31, 2017	114.7	2,355.3	—	N/A
2023 Notes
December 31, 2025	$—	$—	$—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	150.0	1,885.7	—	N/A
December 31, 2021	150.0	2,053.6	—	N/A
December 31, 2020	150.0	2,045.4	—	N/A
December 31, 2019	150.0	2,004.1	—	N/A
December 31, 2018	150.0	2,705.2	—	N/A
2024 Notes
December 31, 2025	$—	$—	$—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	347.2	1,815.9	—	N/A
December 31, 2022	346.8	1,885.7	—	N/A
December 31, 2021	346.4	2,053.6	—	N/A
December 31, 2020	346.1	2,045.4	—	N/A
December 31, 2019	297.2	2,004.1	—	N/A
2026 Notes
December 31, 2025	$299.8	$1,914.9	$—	N/A
December 31, 2024	299.3	1,824.7	—	N/A
December 31, 2023	298.9	1,815.9	—	N/A
December 31, 2022	298.5	1,885.7	—	N/A
December 31, 2021	298.1	2,053.6	—	N/A
2028 Notes

December 31, 2025	$299.0	$1,914.9	$—	N/A
December 31, 2024	298.6	1,824.7	—	N/A
December 31, 2023	298.3	1,815.9	—	N/A
2029 Notes
December 31, 2025	$347.8	$1,914.9	$—	N/A
December 31, 2024	347.2	1,824.7	—	N/A
2030 Notes
December 31, 2025	$296.9	$1,914.9	$—	N/A

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

Our Investment Framework

Our investment objective is to generate current income by targeting investments with favorable “risk-adjusted returns,” which are expected returns that are adjusted based on the levels of risk associated with the investments. Since we began our investment activities in July 2011, through December 31, 2025, we have originated more than $53.3 billion aggregate principal amount of investments and retained approximately $11.8 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct investment originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of December 31, 2025, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 87.9% of our total investments based on fair value, had weighted average annual revenue of $449.2 million and weighted average annual EBITDA of $127.3 million. As of December 31, 2025, our core portfolio companies had a median annual revenue of $159.4 million and a median annual EBITDA of $48.0 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of December 31, 2025, the largest single investment based on fair value represented 2.4% of our total investment portfolio.

As of December 31, 2025, the average investment size in each of our portfolio companies was approximately $23.4 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments, the average investment in our remaining portfolio companies was approximately $30.4 million as of December 31, 2025.

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

As of December 31, 2025, the largest industry represented 18.3% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of December 31, 2025, approximately 90.1% of our portfolio was invested in secured debt, including 89.2% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the year ended December 31, 2025, the weighted average term on new investment commitments in new portfolio companies was 6.4 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of December 31, 2025, we had call protection on 78.9% of our debt investments based on fair value, with weighted average call prices of 107.9% for the first year, 104.3% for the second year and 101.7% for the third year, in each case from the date of the initial investment. As of December 31, 2025, 96.3% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on direct lending, which we refer to as our Investment Team. Our Investment Team is led by our Adviser’s Co-Founding Partner, Co-President and Co-Chief Investment Officer Joshua Easterly, our Co-Head of Sixth Street Direct Lending and Co-Head of Growth Robert “Bo” Stanley, Co-Head of Direct Lending Michael Griffin, and our Adviser’s Co-Founding Partner, Chief Executive Officer, and Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $125 billion of assets under management as of December 31, 2025. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. middle-market loan originations and upper middle-market loan originations, respectively, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 740 investment and operating professionals. As of December 31, 2025, seventy-eight (78) of these personnel are dedicated to direct lending, including sixty-three (63) investment professionals.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of December 31, 2025, 96.3% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the years ended December 31, 2025, 2024 and 2023, 5.7%, 6.1% and 4.5%, respectively, of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our Revolving Credit Facility, 2026 Notes 2028 Notes, 2029 Notes, and 2030 Notes after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of December 31, 2025, our portfolio based on fair value consisted of 89.2% first-lien debt investments, 0.9% second-lien debt investments, 1.8% mezzanine debt investments, 5.2% equity and other investments and 2.9% structured credit investments. As of December 31, 2024, our portfolio based on fair value consisted of 93.9% first-lien debt investments, 0.6% second-lien debt investments, 1.1% mezzanine debt investments, 4.4% equity and other investments and less than 0.1% structured credit investments.

As of December 31, 2025 and December 31, 2024, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.1% and 12.3%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.3% and 12.5%, respectively.

As of December 31, 2025 and December 31, 2024, we had investments in 143 portfolio companies (including 36 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) and 116 portfolio companies (including one structured credit investment, which include each series of collateralized loan obligation as a separate portfolio company investment), respectively, with an aggregate fair value of $3,347.3 million and $3,518.4 million, respectively.

For the year ended December 31, 2025, the principal amount of new investments funded was $894.0 million in sixty-five new portfolio companies and sixteen existing portfolio companies. For this period, we had $1,196.1 million aggregate principal amount in exits and repayments.

For the year ended December 31, 2024, the principal amount of new investments funded was $838.9 million in thirty-four new portfolio companies and twenty-one existing portfolio companies. For this period, we had $793.7 million aggregate principal amount in exits and repayments.

Our investment activity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended
($ in millions)	December 31, 2025	December 31, 2024	December 31, 2023
New investment commitments:
Gross originations (1)	$7,118.2	$15,354.7	$6,516.6
Less: Syndications/sell downs (1)	6,036.0	14,111.8	5,558.0
Total new investment commitments	$1,082.2	$1,242.9	$958.6
Principal amount of investments funded:
First-lien	$735.6	$823.9	$753.4
Second-lien	18.9	2.1	8.4
Mezzanine	13.0	1.1	32.2
Equity and other	11.6	10.8	12.8
Structured Credit	114.9	1.0	1.6
Total	$894.0	$838.9	$808.4
Principal amount of investments sold or repaid:
First-lien	$1,166.1	$717.3	$460.3
Second-lien	3.4	—	—
Mezzanine	—	4.9	—
Equity and other	7.9	13.6	6.0
Structured Credit	18.7	57.9	2.8
Total	$1,196.1	$793.7	$469.1
Number of new investment commitments in new portfolio companies (2)	65	34	30
Average new investment commitment amount in new portfolio companies (2)	$14.2	$30.4	$29.2
Weighted average term for new investment commitments in new portfolio companies (in years) (2)	6.4	6.2	6.0
Percentage of new debt investment commitments at floating rates	97.8%	87.6%	99.5%
Percentage of new debt investment commitments at fixed rates	2.2%	12.4%	0.5%
Weighted average interest rate of new investment commitments	10.8%	10.9%	12.9%
Weighted average spread over reference rate of new floating rate investment commitments	7.1%	6.4%	7.6%
Weighted average interest rate on investments fully sold or paid down	11.9%	13.0%	13.7%

(1)
Includes affiliates of Sixth Street.
(2)
For the year ended December 31, 2025, includes 45 structured credit investments with a total principal amount of $114.9 million and a weighted average term of 12.3 years.

As of December 31, 2025 and December 31, 2024, our investments consisted of the following:

	December 31, 2025		December 31, 2024
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$2,934.2	$2,984.4	$3,298.0	$3,302.5
Second-lien debt investments	69.6	30.7	53.2	19.8
Mezzanine debt investments	61.1	61.7	37.1	39.1
Equity and other investments	159.8	172.6	149.4	155.5
Structured credit investments	98.6	97.9	1.5	1.5
Total	$3,323.3	$3,347.3	$3,539.2	$3,518.4

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,327.3	99.4%	$3,469.4	98.6%
Non-accrual (1)	20.0	0.6	49.0	1.4
Total	$3,347.3	100.0%	$3,518.4	100.0%

	December 31, 2025		December 31, 2024
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,254.5	97.9%	$3,410.1	96.4%
Non-accrual (1)	68.8	2.1	129.1	3.6
Total	$3,323.3	100.0%	$3,539.2	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities (1)	11.1%	12.3%
Weighted average interest rate of debt and income producing securities	10.6%	11.8%
Weighted average spread over reference rate of all floating rate investments	7.1%	7.7%

(1)
Weighted average total portfolio yield at fair value was 10.5% at December 31, 2025 and 11.6% at December 31, 2024.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2025 and December 31, 2024. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2025		December 31, 2024
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$3,002.3	89.7%	$3,345.8	95.1%
2	296.9	8.9	88.9	2.5
3	28.0	0.8	34.7	1.0
4	—	—	—	—
5	20.1	0.6	49.0	1.4
Total	$3,347.3	100.0%	$3,518.4	100.0%

Structured Credit Partners JV, LLC (“SCP”)

On December 23, 2025, affiliates of Sixth Street, including us, and affiliates of Carlyle entered into the Limited Liability Company Agreement, to co-manage SCP, a joint venture focused on investing in broadly syndicated first lien senior secured loans, financed with long-term, non-mark-to-market, and predominantly investment grade rated CLO debt managed by affiliates of Sixth Street or Carlyle on a no-fee basis. SCP is managed by a board of managers, consisting of an equal number of representatives appointed by the Sixth Street-affiliated members of SCP and the Carlyle-affiliated members of SCP and which acts unanimously. Portfolio construction and investment decisions must be unanimously approved by SCP’s investment committee, as delegated by SCP’s board of managers. Our investment in SCP is made with certain of our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in SCP. As of December 31, 2025, SCP had not commenced operations and no capital had been contributed to SCP.

Results of Operations

Operating results for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	Year Ended
($ in millions)(1)	December 31, 2025	December 31, 2024	December 31, 2023
Total investment income	$449.1	$482.5	$438.1
Less: Net expenses	233.7	258.5	239.3
Net investment income before income taxes	215.3	224.0	198.8
Less: Income taxes, including excise taxes	5.3	4.0	2.4
Net investment income	210.0	220.0	196.4
Net realized gains (losses) (2)	(48.9)	8.6	12.4
Net change in unrealized gains (losses) (2)	9.4	(42.0)	13.2
Net increase (decrease) in net assets resulting from operations	$170.5	$186.6	$222.0

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.

Investment Income

	For the Year Ended December 31,
($ in millions) (1)	2025	2024	2023
Interest from investments	$400.8	$423.0	$399.1
Paid-in-kind interest income	25.6	29.3	19.7
Dividend income	2.3	11.7	4.2
Other income	20.3	18.5	15.1
Total investment income	$449.1	$482.5	$438.1

(1)
Table may not sum due to rounding.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $423.0 million for the year ended December 31, 2024 to $400.8 million for the year ended December 31, 2025. The decrease in interest from investments was primarily the result of a decrease in reference rates for the year ended December 31, 2025 compared to 2024. Paid-in-kind interest income decreased from $29.3 million for the year ended December 31, 2024 to $25.6 million for the year ended December 31, 2025 due to decreased PIK election. Dividend income decreased from $11.7 million for the year ended December 31, 2024 to $2.3 million for the year ended December 31, 2025 due to decreased investments in dividend yielding securities in 2025. Other income increased from $18.5 million for the year ended December 31, 2024 to $20.3 million for the year ended December 31, 2025, primarily due to increased miscellaneous fees earned during 2025.

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

Expenses

Operating expenses for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended December 31,
($ in millions)(1)	2025	2024	2023
Interest	$129.6	$154.2	$133.7
Management fees (net of waivers)	50.9	50.3	45.2
Incentive fees on net investment income	43.5	45.5	42.6
Incentive fees on net capital gains	(5.1)	(5.4)	4.4
Professional fees	8.3	7.5	7.3
Directors’ fees	1.0	0.9	0.8
Other general and administrative	5.6	5.5	5.3
Net Expenses	$233.7	$258.5	$239.3

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing expenses, decreased from $154.2 million for the year ended December 31, 2024 to $129.6 million for the year ended December 31, 2025. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding and a decrease in the average debt outstanding from $1,882.7 million for the year ended December 31, 2024 to $1,880.3 million for the year ended December 31, 2025. The average interest rate on our debt outstanding decreased from 7.5% for the year ended December 31, 2024 to 6.2% for the year ended December 31, 2025 due to a change in SOFR rates and the mix of our debt financing sources.

Interest expense, including other debt financing expenses, increased from $133.7 million for the year ended December 31, 2023 to $154.1 million for the year ended December 31, 2024. This increase was primarily due to an increase in the average interest rate on our debt outstanding and an increase in the average debt outstanding from $1,705.6 million for the year ended December 31, 2023 $1,882.7 million for the year ended December 31, 2024. The average interest rate on our debt outstanding increased from 7.3% for the year ended December 31, 2023 to 7.5% for the year ended December 31, 2024 due to a change in the mix of our debt financing sources.

Management Fees

Management Fees (gross of waivers) increased from $51.8 million for the year ended December 31, 2024 to $52.2 million for the year ended December 31, 2025 due to an increase in average assets. Management Fees (net of waivers) increased from $50.3 million for the year ended December 31, 2024 to $50.9 million for the year ended December 31, 2025. Management Fees waived were $1.3 million for the year ended December 31, 2025 and $1.5 million for the year ended December 31, 2024, pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

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

Incentive Fees

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Incentive Fees were $38.4 million, $40.2 million and $47.0 million, respectively, of which $43.5 million, $45.5 million, and $42.6 million, respectively, were realized and payable to the Adviser. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, $(5.1) million, $(5.4) million, and $4.4 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2025, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $7.5 million for the year ended December 31, 2024 to $8.3 million for the year ended December 31, 2025 due to higher legal and audit related fees. Other general and administrative fees increased from $5.5 million for the year ended December 31, 2024 to $5.6 million for the year ended December 31, 2025.

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

For the calendar years ended December 31, 2025, December 31, 2024 and December 31, 2023 we recorded a net expense of $5.3 million, $3.9 million and $2.4 million, respectively, for U.S. federal excise tax and other taxes.

For the calendar years ended December 31, 2025, December 31, 2024 and December 31, 2023 we recorded a deferred tax benefit of $0.5 million, a deferred tax liability of $2.6 million, and a deferred tax benefit of $0.6 million respectively. For the calendar year ended December 31, 2025 we recognized a tax expense of $0.9 million pertaining to net realized gains.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,
($ in millions)(1)	2025	2024	2023
Net realized gains (losses) on investments	$(47.4)	$9.0	$12.2
Net realized gains (losses) on foreign currency transactions (2)	0.6	(1.2)	0.2
Net realized gains (losses) on foreign currency investments	1.1	(4.3)	(0.5)
Net realized gains (losses) on foreign currency borrowings	(2.2)	5.1	0.5
Income tax provision on net realized gains	(0.9)	—	—
Net Realized Gains (Losses)	$(48.9)	$8.6	$12.4

Change in unrealized gains on investments	$110.3	$48.9	$75.3
Change in unrealized (losses) on investments	(65.5)	(101.7)	(56.4)
Net Change in Unrealized Gains (Losses) on Investments	$44.8	$(52.8)	$18.9

Unrealized gains (losses) on foreign currency borrowings	(35.9)	13.4	(6.0)
Unrealized gains (losses) on foreign currency transactions (2)(3)	(0.0)	(0.0)	(0.3)
Unrealized gains (losses) on interest rate swaps	—	—	0.1
Income tax provision on unrealized gains (losses)	0.5	(2.6)	0.5
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Income Tax Provision	$(35.4)	$10.8	$(5.7)

Net Change in Unrealized Gains (Losses)	$9.4	$(42.0)	$13.2

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.
(3)
Amounts round to less than $0.1 million.

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we had net realized losses on investments of $47.4 million, net realized gains of $9.0 million and net realized gains of $12.2 million, respectively. For the year ended December 31, 2025, we had net realized gains of $0.6 million, for the year ended December 31, 2024, we had net realized losses of $1.2 million and for the year ended December 31, 2023, we had net realized gains of $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, we had net realized gains of $1.1 million, net realized losses of $4.3 million and net realized losses $0.5 million, respectively, on foreign currency investments. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we had net realized losses of $2.2 million, net realized gains of $5.1 million and net realized gains of $0.5 million, respectively, on foreign currency borrowings. The net realized gains and losses on foreign currency borrowings were a result of payments on our revolving credit facility. For the year ended December 31, 2025 we recognized a tax expense of $0.9 million pertaining to net realized gains.

For the year ended December 31, 2025, we had $110.3 million in unrealized gains on 60 portfolio company investments, which was offset by $65.5 million in unrealized losses on 108 portfolio company investments. Unrealized gains for the year ended December 31, 2025 resulted from positive portfolio company specific developments, fluctuations in GBP, EUR, AUD, CAD, and SEK exchange rates, and the reversal of prior period unrealized losses due to realizations. Unrealized losses for the year ended December 31, 2025 resulted from negative credit-related adjustments, widening credit spreads, and the reversal of prior period unrealized gains due to realizations.

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

For the year ended December 31, 2025, we had unrealized losses on foreign currency borrowings of $35.9 million, primarily as a result of fluctuations in the AUD, CAD, SEK, GBP and EUR exchange rates. For the years ended December 31, 2024 and 2023, we had an unrealized gain on foreign currency borrowings of $13.4 million and an unrealized loss on foreign currency borrowings of $6.0 million, respectively, primarily as a result of fluctuations in the AUD, CAD, GBP and EUR exchange rates. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, we had unrealized losses of less than $0.1 million, less than $0.1 million, and $0.3 million, respectively, on foreign currency transactions. For the years ended December 31, 2025 and December 31, 2024, we had no unrealized gains or losses on interest rate swaps. For the year ended December 31, 2023 we had an unrealized gain on interest rate swaps of $0.1 million, due to fluctuations in interest rates.

As of December 31, 2025, we had a deferred tax liability of $4.6 million pertaining to net unrealized gains, related to seven of our investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.6 million pertaining to operating losses. We recorded a deferred tax benefit of $0.5 million for the year ended December 31, 2025.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through December 31, 2025, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 17.1% (based on total capital invested of $9.1 billion and total proceeds from these exited investments of $11.7 billion). Ninety-two percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, we had $35.9 million of unrealized losses, $13.4 million of unrealized gains and $6.0 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the years ended December 31, 2025, December 31, 2024 and December 31, 2023. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at December 31, 2025. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of December 31, 2025 and December 31, 2024, our asset coverage ratio was 191.5% and 182.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2025, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2025, we had approximately $1.1 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of December 31, 2025, we had $19.7 million in cash and cash equivalents, including $16.7 million of restricted cash. During the year ended December 31, 2025, cash provided by operating activities was $401.6 million, primarily attributable to repayments and proceeds from investments of $1,339.4 million, an increase in net assets resulting from operations of $170.5 million and other operating activity of $9.8 million, which was partially offset by funding portfolio investments of $1,118.1 million. Cash used in financing activities was $409.2 million during the period due to paydowns on our Revolving Credit Facility of $1,567.8 million, dividends paid of $170.3 million and deferred financing costs of $7.3 million, which was partially offset by borrowings of $1,336.2 million.

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

As of December 31, 2025, we had $16.7 million restricted cash pledged as collateral under our interest rate swap agreements, compared to $22.4 million for the year ended December 31, 2024.

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

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company’s common stock. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of December 31, 2025.

During the years ended December 31, 2025 and December 31, 2024, we issued 1,043,714 and 1,231,937 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $22.5 million and $24.7 million, respectively.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 4, 2025 (expiring on May 31, 2026). Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market, from time to time, at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

For the years ended December 31, 2025 and December 31, 2024, no shares were repurchased.

Debt

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as a syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of December 31, 2025, aggregate commitments under the Revolving Credit Facility were $1.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2025, we had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.5 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 218.0 million and Euro (EUR) of 245.9 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2024, we had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 62.4 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 80.2 million and Euro (EUR) of 167.2 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2025 and December 31, 2024 we had $21.7 million and $21.8 million respectively in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

For the $1.525 billion of commitments, amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either the applicable reference rate plus an applicable credit spread adjustment, plus a margin of either 1.525%, 1.65% or 1.775%, or the base rate plus a margin of either 0.525%, 0.65% or 0.775%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. For the remaining $150.0 million of commitments, amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either the applicable reference rate plus an applicable credit spread adjustment, plus a margin of either 1.75% or 1.875% or the base rate plus a margin of either 0.75% or 0.875%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. We may elect either the applicable reference rate or base rate of the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.325% on undrawn amounts and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

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
•
stockholders’ equity of at least $650 million plus 25% of the net proceeds of the sale of equity interests after April 24, 2024; and
•
minimum asset coverage ratio of no less than 1.5 to 1 with respect to (i) the consolidated assets of our and our subsidiary’s guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of our and our subsidiary’s guarantors plus unsecured senior securities of our and our subsidiary guarantors that mature within 90 days of the date of determination (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from the issuance of the 2030 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of December 31, 2025 and December 31, 2024, the Company was in compliance with the terms of the Revolving Credit Facility.

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

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(5.8) million and $(17.6) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 13, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, our effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $4.5 million and $(1.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, we entered into an interest rate swap to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024 the effective hedge interest rate swaps had a fair value of $3.3 million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, we entered into an interest rate swap to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, our effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2025, the effective hedge interest rate swaps had a fair value of $8.3 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

Debt obligations consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,675.0	$513.9	$1,139.3	$498.8
2026 Notes	300.0	300.0	—	293.5
2028 Notes	300.0	300.0	—	301.2
2029 Notes	350.0	350.0	—	348.0
2030 Notes	300.0	300.0	—	301.7
Total Debt	$2,925.0	$1,763.9	$1,139.3	$1,743.2

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $15.1 million, $0.7 million, $3.3 million, $5.3 million and $6.6 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented inclusive of an incremental $(5.8) million, $4.5 million, $3.3 million and $8.3 million, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, each resulting from a hedge accounting relationship.

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
(3)
The carrying values of the 2026 Notes, 2028 Notes and 2029 Notes are presented inclusive of an incremental $(17.6) million, $(1.4) million and $(5.2) million, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes and 2029 Notes, each resulting from a hedge accounting relationship.

As of December 31, 2025 and December 31, 2024, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Aledade, Inc. - Revolver	24.1	—
Alpha Midco, Inc. - Delayed Draw & Revolver	—	0.5
American Achievement, Corp. - Revolver	2.4	2.4
Apellis Pharmaceuticals, Inc. - Delayed Draw	—	5.3
Aptean, Inc. - Delayed Draw & Revolver	—	1.1
Arcwood Environmental, Inc. - Delayed Draw & Revolver	1.8	2.5
Arrow Buyer, Inc. - Delayed Draw	—	5.5
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	27.7	32.0
Artisan Bidco, Inc. - Revolver	1.4	5.7
Avalara, Inc. - Revolver	—	3.9
AVSC Holding Corp. - Revolver	4.8	4.8
Axonify, Inc. - Delayed Draw	—	0.7
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5.6	5.6
Babylon Finco Limited - Delayed Draw	—	0.3
Banyan Software Holdings, LLC - Delayed Draw	—	3.9
Bayshore Intermediate #2, L.P. - Revolver	2.7	3.6
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	0.3	0.3
BCTO Bluebill Buyer, Inc. - Delayed Draw	—	4.1
Ben Nevis Midco Limited - Delayed Draw	—	1.4
BlueSnap, Inc. - Delayed Draw & Revolver	—	5.1
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	3.0
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations, LLC - Delayed Draw & Revolver	2.6	6.7
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
Disco Parent, Inc. - Revolver	—	0.5
EDB Parent, LLC - Delayed Draw	5.6	5.1
Elysian Finco Ltd. - Delayed Draw & Revolver	0.8	1.9
Elysium BidCo Limited - Revolver	—	2.5
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	—	1.9
EMS Linq, Inc. - Revolver	5.9	4.6
Erling Lux Bidco SARL - Delayed Draw & Revolver	6.1	2.8
Eventus Buyer, LLC - Delayed Draw & Revolver	8.6	10.0
ExtraHop Networks, Inc. - Delayed Draw & Revolver	0.4	3.4
Flight Intermediate HoldCo, Inc. - Delayed Draw	32.1	37.9
ForeScout Technologies, Inc. - Delayed Draw & Revolver	—	0.8
Fullsteam Operations, LLC - Delayed Draw & Revolver	—	8.9
Galileo Parent, Inc. - Revolver	3.5	5.5
Greenshoot Bidco B.V. - Revolver	0.5	0.4
Hippo XPA Bidco AB - Delayed Draw & Revolver	9.4	1.7
HireVue, Inc. - Revolver	—	2.5
HMP Omnimedia, LLC - Delayed Draw & Revolver	9.8	—
Ingenovis Health Finance, LLC - Revolver	32.5	—
IRGSE Holding Corp. - Revolver	5.7	0.5
Kahua, Inc. - Delayed Draw	5.0	—
Kangaroo Bidco AS - Delayed Draw	4.4	4.4
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	6.8	—
Kryptona BidCo US, LLC - Revolver	2.2	2.2
LeanTaaS Holdings, Inc. - Delayed Draw	12.0	18.8
LIHA Holdco B.V. - Delayed Draw & Revolver	0.8	1.0
Lynx BidCo - Delayed Draw & Revolver	6.7	0.9
Marcura Equities LTD - Delayed Draw & Revolver	1.7	9.1

Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	—	11.8
Omnigo Software, LLC - Delayed Draw & Revolver	1.9	—
PDI TA Holdings, Inc. - Delayed Draw & Revolver	0.4	3.3
PrimePay Intermediate, LLC - Delayed Draw	—	4.0
PrimeRevenue, Inc. - Revolver	—	6.3
QSR Acquisition Co. - Delayed Draw	—	15.0
Rail Acquisitions LLC - Delayed Draw & Revolver	5.7	—
RainFocus, LLC - Delayed Draw	5.3	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.2	1.4
Raptor US Buyer II Corp. - Revolver	0.6	0.7
Sapphire Software Buyer, Inc. - Revolver	3.3	3.2
Scorpio Bidco - Delayed Draw	0.6	0.5
Sediver S.p.A. - Delayed Draw	4.1	3.6
Severin Acquisition, LLC - Delayed Draw & Revolver	4.4	5.0
Shiftmove GmbH - Delayed Draw	10.2	13.6
SkyLark UK DebtCo Limited - Delayed Draw	—	6.9
SL Buyer Corp. - Delayed Draw	—	11.2
SMA Technologies Holdings, LLC - Revolver	1.0	1.0
Sport Alliance GmbH - Revolver	0.5	0.6
Tango Management Consulting, LLC - Delayed Draw & Revolver	23.8	1.5
TRP Assets, LLC - Delayed Draw	10.2	10.2
Truck-Lite Co., LLC - Delayed Draw & Revolver	—	8.7
TS Imagine Inc. - Revolver	0.8	0.8
USA Debusk LLC - Delayed Draw & Revolver	2.5	2.8
Varinem German Bidco GmbH - Delayed Draw	4.9	3.6
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	8.8	—
Wrangler Topco, LLC - Delayed Draw & Revolver	0.9	1.4
Total Portfolio Company Commitments (1)(2)	$338.5	$356.3

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

Other Commitments and Contingencies

As of December 31, 2025 and December 31, 2024, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2025 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$513.9	$—	$513.9	—	$—
2026 Notes	300.0	300.0	—	—	—
2028 Notes	300.0	—	300.0	—	—
2029 Notes	350.0	—	—	350.0	—
2030 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,763.9	$300.0	$813.9	$650.0	$—

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At December 31, 2025, the independent third-party valuation firms performed their procedures over substantially all of our investments. Upon completion of such limited procedures, the third-party valuation firms determined that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, we did not have any uncertain tax positions that met the recognition or measurement criteria, nor did we have any unrecognized tax benefits. Our 2024, 2023 and 2022 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

As of December 31, 2025, 96.3% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$91.5	$52.9	$38.6
Up 200 basis points	$61.0	$35.3	$25.7
Up 100 basis points	$30.5	$17.6	$12.9
Down 25 basis points	$(7.6)	$(4.4)	$(3.2)
Down 50 basis points	$(15.2)	$(8.8)	$(6.4)
Down 75 basis points	$(22.8)	$(13.2)	$(9.6)
Down 100 basis points	$(30.5)	$(17.6)	$(12.9)

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sixth Street Specialty Lending, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with custodians, agents, the underlying investees or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Assessment of the fair value of investments

As discussed in Notes 2, 4, and 6 to the consolidated financial statements, the Company classified $3.18 billion of its debt and equity investments as Level 3 in the fair value hierarchy as of December 31, 2025, as the fair value of such investments was measured using unobservable inputs. The Company typically determines the fair value of performing debt investments utilizing a yield analysis where a price is ascribed for each investment based upon an assessment of market yields for similar investments and, for its equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization or some combination thereof and comparable market transactions.

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

New York, New York
February 12, 2026

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,244,762 and $3,450,644, respectively)	$3,288,945	$3,453,317
Controlled, affiliated investments (amortized cost of $78,520 and $88,509, respectively)	58,372	65,095
Total investments at fair value (amortized cost of $3,323,282 and $3,539,153, respectively)	3,347,317	3,518,412
Cash and cash equivalents (restricted cash of $16,727 and $22,362, respectively)	19,662	27,328
Interest receivable	34,132	30,518
Prepaid expenses and other assets	20,544	5,967
Total Assets	$3,421,655	$3,582,225
Liabilities
Debt (net of deferred financing costs of $24,411 and $23,837, respectively)	$1,743,234	$1,901,142
Management fees payable to affiliate	12,794	12,953
Incentive fees on net investment income payable to affiliate	10,336	12,013
Incentive fees on net capital gains accrued to affiliate	—	5,071
Other payables to affiliate	3,166	3,635
Other liabilities	44,404	39,882
Total Liabilities	1,813,934	1,974,696
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 95,369,400 and 94,325,686 shares issued, respectively; and 94,705,150 and 93,661,436 shares outstanding, respectively	954	943
Additional paid-in capital	1,535,583	1,519,337
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	81,643	97,708
Total Net Assets	1,607,721	1,607,529
Total Liabilities and Net Assets	$3,421,655	$3,582,225
Net Asset Value Per Share	$16.98	$17.16

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$390,428	$413,547	$391,343
Paid-in-kind interest income	25,586	29,335	19,679
Dividend income	2,345	11,678	4,181
Other income	20,338	18,525	15,122
Total investment income from non-controlled, non-affiliated investments	438,697	473,085	430,325
Investment income from controlled, affiliated investments:
Interest from investments	10,347	9,428	7,756
Other income	11	13	6
Total investment income from controlled, affiliated investments	10,358	9,441	7,762
Total Investment Income	449,055	482,526	438,087
Expenses
Interest	129,557	154,145	133,731
Management fees	52,176	51,786	46,382
Incentive fees on net investment income	43,469	45,530	42,590
Incentive fees on net capital gains	(5,071)	(5,375)	4,382
Professional fees	8,308	7,546	7,323
Directors’ fees	962	877	806
Other general and administrative	5,631	5,522	5,280
Total expenses	235,032	260,031	240,494
Management and incentive fees waived (Note 3)	(1,291)	(1,466)	(1,171)
Net Expenses	233,741	258,565	239,323
Net Investment Income Before Income Taxes	215,314	223,961	198,764
Income taxes, including excise taxes	5,319	3,944	2,365
Net Investment Income	209,995	220,017	196,399
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	41,511	(47,625)	40,571
Controlled, affiliated investments	3,266	(5,169)	(21,717)
Translation of other assets and liabilities in foreign currencies	(35,915)	13,379	(6,393)
Interest rate swaps	—	—	174
Income tax provision	520	(2,609)	556
Total net change in unrealized gains (losses)	9,382	(42,024)	13,191
Realized gains (losses):
Non-controlled, non-affiliated investments	(31,106)	9,037	12,095
Non-controlled, affiliated investments	—	—	158
Controlled, affiliated investments	(16,309)	—	—
Foreign currency transactions	(505)	(464)	180
Income tax provision	(940)	—	—
Total net realized gains (losses)	(48,860)	8,573	12,433
Total Net Unrealized and Realized Gains (Losses)	(39,478)	(33,451)	25,624
Increase (Decrease) in Net Assets Resulting from Operations	$170,517	$186,566	$222,023
Earnings per common share—basic and diluted	$1.81	$2.03	$2.61
Weighted average shares of common stock outstanding—basic and diluted	94,098,870	92,035,165	85,131,264

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($38,438 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.94%	$37,903	$38,245	2.4%
	First-lien loan (EUR 17,380 par, due 11/2029)	11/7/2023	E + 7.00%	9.03%	18,414	20,310 (EUR 17,293)	1.3%
	First-lien revolving loan ($4,287 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.95%	4,214	4,259	0.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($42,750 par, due 3/2031)	3/19/2024	SOFR + 6.00%	9.72%	42,138	42,988	2.7%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($54,435 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.37% PIK	53,519	55,388	3.4%
Crewline Buyer, Inc.(3)	First-lien loan ($58,384 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.59%	57,145	58,705	3.6%
Dye & Durham Corp. (3)(4)(9)	First-lien loan ($945 par, due 4/2031)	4/4/2024	SOFR + 4.35%	8.02%	933	869	0.1%
Elements Finco Limited (3)(4)	First-lien loan ($2,270 par, due 4/2031)	4/29/2024	SOFR + 5.25%	8.97% (incl. 2.25 % PIK)	2,256	2,293	0.1%
	First-lien loan ($1,848 par, due 4/2031)	4/29/2024	SOFR + 5.00%	8.72%	1,841	1,858	0.1%
	First-lien loan (GBP 10,529 par, due 4/2031)	4/29/2024	S + 5.50%	9.23% (incl. 2.50% PIK)	13,101	14,338 (GBP 10,660)	0.9%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($76,301 par, due 7/2027)	7/22/2021	SOFR + 6.60%	10.32%	75,851	76,492	4.7%
	First-lien revolving loan ($669 par, due 7/2027)	7/22/2021	SOFR + 6.60%	10.33%	657	672	0.0%
Galileo Parent, Inc. (3)	First-lien loan ($63,444 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.42%	62,098	64,078	4.0%
	First-lien revolving loan ($6,635 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.42%	6,466	6,736	0.4%
Lynx BidCo (3)(4)	First-lien loan ($1,523 par, due 7/2031)	7/5/2024	SOFR + 6.50%	10.17%	1,415	1,467	0.1%
	First-lien loan (EUR 23,956 par, due 7/2031)	7/5/2024	E + 6.50%	8.52%	27,370	27,875 (EUR 23,735)	1.7%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($323 par, due 5/2029)	5/2/2022	SOFR + 4.85%	8.69%	323	206	0.0%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.08%	970	1,087 (EUR 926)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.33%	926	1,079 (EUR 919)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($8,322 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.00%	8,212	8,374	0.5%
	First-lien revolving loan ($901 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.06%	888	908	0.1%
Wrangler TopCo, LLC (3)	First-lien loan ($5,970 par, due 9/2029)	7/7/2023	SOFR + 5.75%	9.49%	5,876	6,038	0.4%
					422,516	434,265	27.0%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.07%	11,630	13,809 (EUR 11,758)	0.9%
	First-lien loan (GBP 19,592 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	23,151	26,681 (GBP 19,836)	1.6%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.23%	712	745 (NOK 7,520)	0.0%
	First-lien revolving loan (GBP 593 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	730	807 (GBP 600)	0.1%
					36,223	42,042	2.6%
Communications
Aurelia Netherlands B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 4.75%	6.78%	35,003	38,837 (EUR 33,068)	2.3%
X Holdings Inc. (9)	First-lien loan ($9,338 par, due 10/2029) (3)	2/5/2025	SOFR + 6.75%	10.45%	9,098	9,164	0.6%
	First-lien loan ($988 par, due 10/2029)	4/28/2025	9.50%	9.50%	971	984	0.1%
					45,072	48,985	3.0%

Education
Astra Acquisition Corp. (3)(14)	Second-lien loan ($40,084 par, due 10/2029)	10/22/2021	P + 9.88%	16.63%	39,489	—	0.0%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.07%	55,773	55,232	3.4%
	First-lien revolving loan ($2,916 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.07%	2,858	2,762	0.2%
Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 6.25%	9.99%	29,945	30,975	1.9%
Severin Acquisition, LLC (3)	First-lien loan ($15,905 par, due 10/2031)	10/1/2024	SOFR + 4.75%	8.47% (incl. 2.25% PIK)	15,887	15,855	1.0%
					143,952	104,824	6.5%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($26,963 par, due 9/2031)	9/30/2024	SOFR + 5.00%	8.87%	26,711	26,812	1.7%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	7.77%	763	860 (EUR 732)	0.1%
Arlberg Bidco LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.60%	4,903	4,962	0.3%
GreenShoot BidCo B.V (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.82%	5,431	5,917 (EUR 5,038)	0.4%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,170 par, due 5/2027)	5/28/2021	SOFR + 4.65%	8.47%	1,151	1,184	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($20,790 par, due 5/2028)	5/28/2021	SOFR + 8.40%	12.22% PIK	20,656	20,946	1.3%
Passport Labs, Inc.	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,085	1,167	0.1%
Payroc Buyer, LLC	Promissory Note ($6,000 par, due 9/2030)	9/30/2025	5.50%	5.50%	6,000	5,070	0.3%
TS Imagine, Inc. (3)(5)	First-lien loan ($54,960 par, due 4/2027)	4/30/2021	SOFR + 5.85%	9.69%	54,529	54,960	3.3%
	First-lien revolving loan ($899 par, due 5/2027)	11/1/2024	P + 4.75%	11.50%	886	899	0.1%
Volante Technologies, Inc.	First-lien loan ($3,619 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,601	3,755	0.2%
					99,005	99,720	6.2%
Healthcare
Aledade, Inc. (3)	First-lien revolving loan ($10,864 par, due 11/2028)	11/21/2025	SOFR + 5.75%	9.54%	10,527	10,513	0.7%
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($69,942 par, due 11/2029)	11/23/2020	SOFR + 6.50%	10.32%	69,504	70,818	4.5%
	Second-lien loan ($7,665 par, due 1/2030)	1/23/2023	SOFR + 10.70%	15.02% PIK	7,577	7,856	0.5%
Eventus Buyer, LLC (3)	First-lien loan ($25,706 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	25,358	25,542	1.6%
	First-lien revolving loan ($1,867 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	1,824	1,849	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($19,723 par, due 7/2032)	7/31/2025	SOFR + 5.25%	8.97%	19,368	19,537	1.2%
	First-lien revolving loan ($409 par, due 7/2030)	7/31/2025	P + 4.25%	11.00%	339	371	0.0%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($32,500 par, due 5/2030)	5/13/2025	SOFR + 6.00%	9.82%	31,366	32,013	2.0%
LIHA Holdco B.V. (3)(4)(5)	First-lien loan (EUR 5,903 par, due 2/2029)	2/24/2023	E + 6.50%	8.52%	6,219	6,989 (EUR 5,951)	0.4%
	First-lien revolving loan (EUR 318 par, due 2/2029)	2/24/2023	E + 6.50%	8.52%	363	377 (EUR 321)	0.0%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($17,949 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.97%	17,622	18,083	1.1%
	First-lien revolving loan ($82 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.97%	76	87	0.0%
Symplr Software Inc. (3)(9)	First-lien loan ($635 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.44%	551	537	0.0%
Velocity Clinical Research, Inc. (3)	First-lien loan ($62,899 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.17%	61,865	62,585	3.9%
	First-lien revolving loan ($528 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.17%	468	513	0.0%
					253,027	257,670	16.0%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	10.24%	64,254	64,025	4.0%

AVSC Holding Corp. (3)	First-lien loan ($44,828 par, due 12/2031)	12/5/2024	SOFR + 5.00%	8.72%	43,960	44,704	2.8%
Equinox Holdings, Inc.	First-lien loan ($51,697 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	11.92% (incl. 4.13% PIK)	51,126	53,377	3.3%
	Second-lien loan ($2,746 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,713	3,240	0.2%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2026)	12/21/2018	SOFR + 9.65%	13.32%	28,594	30,261	1.9%
	First-lien revolving loan ($27,943 par, due 6/2026)	12/21/2018	SOFR + 9.65%	13.44%	27,943	27,943	1.7%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 37,133 par, due 4/2030)	4/10/2024	E + 7.75%	9.77% (incl. 4.13% PIK)	42,004	43,502 (EUR 37,041)	2.7%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 7.25%	9.27%	212	256 (EUR 218)	0.0%
					260,806	267,308	16.6%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($45,113 par, due 5/2027)	5/5/2021	SOFR + 6.65%	10.55%	44,851	45,113	2.8%
bswift, LLC (3)(5)	First-lien loan ($54,630 par, due 11/2028)	11/7/2022	SOFR + 4.75%	8.64%	53,925	54,766	3.4%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($21,745 par, due 1/2028)	1/31/2021	SOFR + 5.15%	8.82%	21,548	21,691	1.3%
	First-lien revolving loan (GBP 1,055 par, due 1/2028)	1/31/2021	S + 4.00%	7.73%	1,352	1,381 (GBP 1,027)	0.1%
HireVue, Inc. (3)	First-lien loan ($53,031 par, due 5/2029)	5/3/2023	SOFR + 6.75%	10.59%	52,041	50,909	3.2%
	First-lien revolving loan ($6,887 par, due 5/2029)	5/3/2023	SOFR + 6.75%	10.57%	6,775	6,612	0.4%
Madcap Software, Inc. (3)(5)	First-lien loan ($31,850 par, due 12/2026)	12/15/2023	SOFR + 6.10%	9.77%	31,582	31,850	2.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($74,916 par, due 10/2029)	5/3/2019	SOFR + 5.25%	8.92%	74,721	74,879	4.7%
					286,795	287,201	17.9%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($36,651 par, due 7/2030)	6/30/2023	SOFR + 5.00%	8.67%	35,988	36,834	2.3%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($42,190 par, due 10/2028)	10/1/2021	SOFR + 5.50%	9.19% (incl. 3.00% PIK)	41,875	42,085	2.6%
	First-lien revolving loan ($902 par, due 10/2027)	10/1/2021	SOFR + 5.00%	8.69%	886	893	0.1%
Big Wombat Holdings, Inc. (3)(5)	First-lien loan ($47,188 par, due 4/2031)	10/20/2025	SOFR + 7.00%	10.88%	46,682	46,598	2.9%
Coupa Holdings, LLC (3)	First-lien loan ($42,543 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.09%	41,844	42,913	2.7%
EDB Parent, LLC (3)(5)	First-lien loan ($76,729 par, due 7/2028)	7/7/2022	SOFR + 7.00%	10.84%	75,879	76,729	4.8%
Flight Intermediate HoldCo, Inc.	First-lien loan ($40,000 par, due 4/2030)	10/3/2024	11.50%	11.50%	39,154	40,300	2.5%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 214,115 par, due 2/2031)	2/20/2024	STIBOR + 6.75%	8.60% (incl. 3.63% PIK)	21,310	23,226 (SEK 214,115)	1.4%
	First-lien loan (EUR 2,571 par, due 2/2031)	2/20/2024	E + 6.75%	8.77% (incl. 3.63% PIK)	2,756	3,019 (EUR 2,571)	0.2%
	First-lien revolving loan (SEK 3,906 par, due 2/2031)	2/20/2024	STIBOR + 6.25%	8.00%	384	424 (SEK 3,906)	0.0%
Kaseware Intermediate Holding Company (3)(5)	First-lien loan ($43,251 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.23%	42,339	42,501	2.6%
Khoros, LLC	First-lien loan ($11,682 par, due 5/2030)	5/23/2025	10.00%	10.00%	11,682	11,711	0.7%
Kryptona BidCo US, LLC (3)	First-lien loan ($20,595 par, due 12/2031)	12/18/2024	SOFR + 6.00%	9.70% (incl. 3.25% PIK)	20,211	20,765	1.3%
	First-lien loan (EUR 4,766 par, due 12/2031)	12/18/2024	E + 6.00%	8.06% (incl. 3.25% PIK)	4,924	5,640 (EUR 4,802)	0.4%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($62,984 par, due 7/2028)	7/12/2022	SOFR + 7.75%	11.42%	62,403	62,827	3.9%
RainFocus, LLC (3)(5)	First-lien loan ($64,232 par, due 4/2031)	4/25/2025	SOFR + 6.38%	10.24%	63,701	64,072	4.0%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($55,579 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.32%	54,434	56,710	3.5%
					566,452	577,247	35.9%
Manufacturing

Arcwood Environmental, Inc. (3)	First-lien loan ($12,160 par, due 1/2031)	1/31/2024	SOFR + 5.25%	9.09%	12,110	12,231	0.8%
	First-lien loan ($3,764 par, due 1/2031)	9/27/2024	SOFR + 5.00%	8.71%	3,746	3,764	0.2%
ASP Unifrax Holdings, Inc. (9)	First-lien loan ($3,619 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	11.75% (incl. 4.75% PIK)	3,558	2,877	0.2%
	Second-lien note ($2,024 par, due 9/2029) (14)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,559	223	0.0%
Varinem German BidCo GMBH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	7.57%	13,699	15,097 (EUR 12,855)	0.9%
	First-lien loan (EUR 4,392 par, due 7/2031)	7/11/2024	E + 4.75%	6.82%	4,684	5,158 (EUR 4,392)	0.3%
					39,356	39,350	2.4%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($9,809 par, due 4/2027)	4/25/2022	SOFR + 6.50%	10.37%	9,723	9,809	0.6%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	10.82%	27,162	27,590	1.7%
TRP Assets, LLC (3)	First-lien loan ($54,834 par, due 12/2029)	12/20/2024	SOFR + 7.00%	10.67%	53,855	55,485	3.5%
					81,017	83,075	5.2%
Other
Boréal Bidco (3)(4)	First-lien note (EUR 13,605 par, due 3/2032)	3/24/2025	E + 7.25%	9.27% (incl. 5.75% PIK)	14,458	15,858 (EUR 13,503)	1.0%
Kahua, Inc. (3)	First-lien loan ($25,000 par, due 8/2030)	8/22/2025	SOFR + 6.00%	9.72%	24,671	24,700	1.5%
Omnigo Software, LLC (3)	First-lien loan ($13,125 par, due 12/2030)	12/19/2025	SOFR + 5.00%	8.70%	13,053	13,049	0.8%
Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	7.77%	2,682	2,967 (EUR 2,526)	0.2%
Sediver S.p.A. (3)(4)	First-lien note (EUR 6,368 par, due 10/2031)	10/29/2024	E + 5.00%	7.02%	6,721	7,479 (EUR 6,368)	0.5%
	First-lien note ($14,085 par, due 10/2031)	10/29/2024	SOFR + 5.00%	8.67%	13,856	14,085	0.9%
					75,441	78,138	4.9%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($19,737 par, due 5/2030)	5/13/2024	SOFR + 5.75%	9.42%	19,737	19,786	1.2%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($26,873 par, due 8/2031)	8/7/2024	15.00%	15.00%	26,686	30,098	1.9%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 17,985 par, due 12/2030)	12/11/2024	E + 7.25%	9.27%	18,463	20,911 (EUR 17,805)	1.3%
	First-lien loan (GBP 9,953 par, due 12/2030)	12/11/2024	S + 7.25%	10.98%	12,407	13,287 (GBP 9,878)	0.8%
					77,293	84,082	5.2%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 698 par, due 8/2030)	8/9/2024	S + 5.25%	8.98%	871	939 (GBP 698)	0.1%
Retail and Consumer Products
Acosta (3)(9)	First-lien loan ($13,890 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.22%	13,632	13,566	0.8%
American Achievement, Corp. (3)(14)	First-lien loan ($26,664 par, due 9/2026)	9/30/2015	SOFR + 7.35%	11.22% (incl. 10.72% PIK)	25,848	19,665	1.2%
	First-lien loan ($1,327 par, due 9/2026)	6/10/2021	SOFR + 15.10%	18.97% (incl. 18.47% PIK)	1,327	100	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	5.14%	545	59	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($5,910 par, due 8/2027)	9/2/2022	SOFR + 9.90%	13.62%	5,851	4,758	0.3%
	Roll Up DIP term loan ($25,255 par)	4/24/2023	SOFR + 7.90%	11.62% PIK	25,255	20,331	1.3%
	Super-Priority DIP term loan ($3,575 par)	4/24/2023	SOFR + 7.90%	11.62%	3,575	2,878	0.2%
Belk, Inc. (3)	First-lien loan ($46,875 par, due 7/2029)	7/22/2024	SOFR + 7.00%	10.82%	46,252	46,992	2.9%
Blazing Star Parent, LLC (3)	First-lien loan ($69,563 par, due 8/2030)	8/28/2025	SOFR + 7.00%	10.82%	68,574	68,693	4.2%

Cordance Operations, LLC (3)	First-lien loan ($64,906 par, due 7/2028)	7/25/2022	SOFR + 8.65%	12.53%	64,160	65,748	4.1%
Neuintel, LLC (3)(5)	First-lien loan ($53,926 par, due 12/2026)	12/20/2021	SOFR + 6.85%	10.57%	53,666	53,522	3.3%
PDI TA Holdings, Inc. (3)	First-lien loan ($20,284 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.34%	20,054	20,334	1.3%
	First-lien revolving loan ($1,203 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.34%	1,185	1,207	0.1%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.51%	8,127	8,862 (EUR 7,546)	0.6%
	First-lien revolving loan (EUR 328 par, due 6/2029)	7/11/2023	E + 6.50%	8.43%	374	385 (EUR 328)
Tango Management Consulting, LLC (3)(5)	First-lien loan ($49,169 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.50%	48,120	48,312	3.0%
					386,545	375,412	23.3%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($5,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.33%	4,963	5,038	0.3%
Marcura Equities LTD (3)(4)	First-lien loan ($41,520 par, due 8/2029)	8/11/2023	SOFR + 8.25%	11.92% (incl. 4.25% PIK)	40,856	41,832	2.6%
	First-lien loan (GBP 1,107 par, due 8/2029)	8/11/2023	S + 8.25%	11.98% (incl. 4.25% PIK)	1,378	1,500 (GBP 1,115)	0.1%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.50%	11.17%	1,617	1,692	0.1%
Project44, Inc. (3)(5)	First-lien loan ($54,549 par, due 11/2027)	11/12/2021	SOFR + 6.35%	10.07%	53,982	54,140	3.4%
Rail Acquisitions LLC	First-lien loan ($25,217 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	9.86%	24,742	24,946	1.6%
	Second-lien note ($21,423 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	18,292	19,360	1.2%
Ranger Intermediate II, LLC (3)	First-lien loan ($69,361 par, due 10/2031)	10/28/2025	SOFR + 5.50%	9.36%	68,341	68,667	4.3%
Shiftmove GMBH (3)(4)(5)	First-lien loan (EUR 36,338 par, due 9/2030)	9/30/2024	E + 6.00%	8.03%	39,967	42,809 (EUR 36,450)	2.7%
					254,138	259,984	16.3%
Total Debt Investments					3,064,943	3,076,863	191.4%

Equity and Other Investments
Business Services
Artisan Topco LP (11)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	1,800	0.1%
Dye & Durham, Ltd. (4)	Common Shares (126,968 shares)	12/3/2021			3,909	282 (CAD 386)	0.0%
Insight Hideaway Aggregator, L.P. (11)	Partnership Interest (329,861 units)	3/19/2024			3,299	3,835	0.3%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,249	3,176	0.3%
Newark FP Co-Invest, L.P. (11)	Partnership (2,527,719 units)	11/8/2023			2,532	2,399	0.1%
Sprinklr, Inc. (10)(11)	Common Shares (283,499 shares)	6/24/2021			2,445	2,205	0.1%
Warrior TopCo LP (11)	Class A Units (423,729 units)	7/7/2023			424	661	0.0%
					19,975	14,358	0.9%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,578	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	309	0.0%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	329	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					5,991	2,216	0.1%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	—	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,523	1,602	0.1%
					8,778	1,602	0.1%
Financial Services
AF Eagle Parent, L.P. (11)	Partnership Units (121,329 units)	11/27/2023			4,091	5,717	0.4%
Newport Parent Holdings, L.P. (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	9,972	0.6%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	3	0.0%
Passport Labs, Inc. (11)	Warrants (17,534 warrants)	4/28/2021			192	—	0.0%
TS Imagine, Inc. (13)	Class A Units (600,000 units) (11)	5/14/2021			600	723	0.0%
	Class AA Units (19,093 units)	11/1/2024	20.00%	20.00%	46	46	0.0%
					9,112	16,461	1.0%

Healthcare
Caris Life Sciences, Inc. (10)(11)	Common Shares (962,195 shares)	6/20/2025			11,122	25,960	1.7%
Merative Topco L.P. (11)	Class A-1 Units (989,691 units)	6/30/2022			9,897	14,128	0.9%
Raptor US Buyer II Corp. (11)	Ordinary Shares (13,176 shares)	3/24/2023			2,033	2,353	0.1%
					23,052	42,441	2.7%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (6)(11)	Class A Units (50,140,171 units)	12/21/2018			21,883	125	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,983	168	0.0%
Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	3,497	0.2%
bswift, LLC	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	4,727	0.3%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020			1,347	2,259	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	4,081 (AUD 6,120)	0.3%
					9,655	14,564	0.9%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	12,880	0.9%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	5,092	0.3%
Bigtincan Holdings L.P. (11)(12)	Class A Units (2,902,890 units)	4/16/2025			3,019	3,020	0.2%
Khoros, LLC (12)(13)	Earnout Interests	5/23/2025			7,614	7,233	0.4%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	530	0.0%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	2,400	0.1%
	Series C-2 Preferred Shares (27,588 shares)	11/18/2022			198	316	0.0%
SMA Technologies Holdings, LLC (11)	Class A Units (1,584 units)	11/21/2022			1,584	2,752	0.2%
	Class B Units (1,124,813 units)	11/21/2022			68	119	0.0%
					28,614	34,342	2.1%
Marketing Services
Validity, Inc. (11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	9,600	0.6%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (11)(13)	Preferred Units (13,355 units)	6/30/2022			—	—	0.0%
TRP Assets, LLC (11)(13)	Partnership Interest (1.89% ownership)	8/25/2022			8,917	9,496	0.6%
					8,917	9,496	0.6%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	Warrants (14,256 warrants)	8/5/2020			1,029	—	0.0%
Elysium BidCo Limited (4)(11)	Convertible Preference Shares (4,976,563 Shares)	12/11/2024			6,341	7,581 (GBP 5,636)	0.5%
					7,370	7,581	0.5%
Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (996,958 Certificates)	1/30/2021			1,104	11,016	0.7%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/20/2021			3,000	413	0.0%
					4,104	11,479	0.7%
Transportation
RailTrac Holdings Inc. (11)(12)	Warrants (3,059 warrants)	1/27/2025			2,717	2,717	0.2%
Ranger Parent I, Inc. (12)	Series A-1 Preferred Shares (5,639 Shares)	10/28/2025	14.50%	14.50% PIK	5,362	5,245	0.3%
	Warrants (3,841 warrants) (11)	10/28/2025			312	312	0.0%
					8,391	8,274	0.5%
Total Equity Investments					159,782	172,582	10.7%

Other Investments
Apidos CLO, Series 2015-23A (3)(4)(9)	Structured Credit ($4,000 par, due 4/2033)	9/3/2025	SOFR + 5.20%	9.10%	4,016	4,002	0.2%
Ares CLO Ltd, Series 2022-63A (3)(4)(9)	Structured Credit ($2,500 par, due 10/2038)	8/7/2025	SOFR + 6.00%	10.28%	2,522	2,501	0.2%
Ares CLO Ltd, Series 2022-64A (3)(4)(9)	Structured Credit ($2,000 par, due 10/2039)	9/4/2025	SOFR + 6.50%	10.40%	2,043	2,018	0.1%
Ares CLO Ltd, Series 2024-72A (3)(4)(9)	Structured Credit ($3,500 par, due 7/2036)	8/7/2025	SOFR + 6.00%	9.90%	3,546	3,510	0.2%
Benefit Street Partners CLO Ltd, Series 2025-39A (3)(4)(9)	Structured Credit ($1,725 par, due 4/2038)	7/16/2025	SOFR + 4.50%	8.40%	1,725	1,711	0.1%
Birch Grove CLO Ltd, Series 2025-14A (3)(4)(9)	Structured Credit ($1,250 par, due 7/2037)	9/2/2025	SOFR + 6.65%	10.98%	1,267	1,261	0.1%

Canyon CLO Ltd, Series 2025-1A (3)(4)(9)	Structured Credit ($1,125 par, due 4/2038)	7/28/2025	SOFR + 4.75%	8.65%	1,118	1,102	0.1%
Carlyle US CLO Ltd, Series 2017-2A (3)(4)(9)	Structured Credit ($2,500 par, due 7/2037)	9/3/2025	SOFR + 7.56%	11.44%	2,547	2,528	0.2%
Carlyle US CLO Ltd, Series 2021-1A (3)(4)(9)	Structured Credit ($3,225 par, due 1/2040)	8/7/2025	SOFR + 7.30%	11.20%	3,322	3,290	0.2%
CarVal CLO Ltd, Series 2021-2A (3)(4)(9)	Structured Credit ($2,000 par, due 10/2034)	9/9/2025	SOFR + 7.01%	10.92%	2,013	1,996	0.1%
CarVal CLO Ltd, Series 2023-1A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2037)	8/13/2025	SOFR + 6.35%	10.23%	3,030	2,973	0.2%
CIFC Funding Ltd, Series 2020-4A (3)(4)(9)	Structured Credit ($4,000 par, due 1/2040)	7/29/2025	SOFR + 4.90%	8.80%	4,026	4,007	0.2%
CIFC Funding Ltd, Series 2021-7A (3)(4)(9)	Structured Credit ($2,800 par, due 1/2035)	9/8/2025	SOFR + 4.90%	8.76%	2,809	2,779	0.2%
CIFC Funding Ltd, Series 2022-4A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2035)	8/27/2025	SOFR + 5.25%	9.14%	3,009	3,005	0.2%
Diameter Capital CLO Ltd, Series 2025-9A (3)(4)(9)	Structured Credit ($3,500 par, due 4/2038)	9/2/2025	SOFR + 4.70%	8.58%	3,530	3,519	0.2%
Goldentree Loan Management US CLO Ltd, Series 2022-16A (3)(4)(9)	Structured Credit ($5,000 par, due 1/2038)	9/16/2025	SOFR + 4.50%	8.38%	4,973	4,956	0.3%
Goldentree Loan Management US CLO Ltd, Series 2023-17A (3)(4)(9)	Structured Credit ($3,000 par, due 1/2039)	7/16/2025	SOFR + 5.40%	9.28%	3,022	3,018	0.2%
Lake George Park CLO Ltd, Series 2025-1A (3)(4)(9)	Structured Credit ($4,500 par, due 4/2038)	8/27/2025	SOFR + 4.60%	8.50%	4,500	4,507	0.3%
Madison Park Funding Ltd, Series 2025-65A (3)(4)(9)	Structured Credit ($4,400 par, due 7/2038)	8/19/2025	SOFR + 5.00%	9.32%	4,407	4,407	0.2%
Madison Park Funding Ltd, Series 2025-72A (3)(4)(9)	Structured Credit ($4,500 par, due 7/2038)	8/18/2025	SOFR + 5.25%	9.37%	4,547	4,535	0.3%
Neuberger Berman CLO Ltd, Series 2017-16SA (3)(4)(9)	Structured Credit ($4,000 par, due 4/2039)	7/28/2025	SOFR + 4.90%	8.80%	4,010	3,947	0.2%
Neuberger Berman CLO Ltd, Series 2015-20A (3)(4)(9)	Structured Credit ($1,150 par, due 4/2039)	7/28/2025	SOFR + 4.75%	8.65%	1,151	1,144	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2017-24A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2038)	8/25/2025	SOFR + 7.00%	10.88%	1,024	1,017	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2019-33A (3)(4)(9)	Structured Credit ($2,000 par, due 4/2039)	9/9/2025	SOFR + 5.50%	9.39%	2,030	2,013	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2021-44A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2035)	8/15/2025	SOFR + 5.15%	9.04%	1,006	1,001	0.1%
Oaktree CLO Ltd, Series 2022-2A (3)(4)(9)	Structured Credit ($3,500 par, due 10/2037)	7/17/2025	SOFR + 6.40%	10.30%	3,542	3,516	0.2%
Octagon 67 Ltd, Series 2023-1A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2038)	9/4/2025	SOFR + 7.41%	11.27%	3,102	3,057	0.2%
Oha Credit Funding Ltd, Series 2025-22A (3)(4)(9)	Structured Credit ($1,250 par, due 7/2038)	7/24/2025	SOFR + 5.55%	9.83%	1,268	1,261	0.1%
Palmer Square CLO Ltd, Series 2021-4 (3)(4)(9)	Structured Credit ($4,000 par, due 7/2038)	9/16/2025	SOFR + 5.75%	9.65%	4,036	4,010	0.2%
Palmer Square CLO Ltd, Series 2025-1A (3)(4)(9)	Structured Credit ($2,250 par, due 4/2038)	8/21/2025	SOFR + 4.50%	8.38%	2,251	2,250	0.1%
Pikes Peak CLO Ltd, Series 2023-14A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2038)	7/30/2025	SOFR + 6.00%	9.88%	3,067	2,992	0.2%
Regatta Funding Ltd, Series 2020-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2037)	7/17/2025	SOFR + 6.50%	10.40%	1,019	1,011	0.1%
Riverbank Park CLO Ltd, Series 2024-1A (3)(4)(9)	Structured Credit ($4,500 par, due 1/2038)	7/29/2025	SOFR + 4.80%	8.66%	4,528	4,502	0.3%
RR Ltd, Series 2021-19A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2040)	7/17/2025	SOFR + 4.70%	8.60%	999	995	0.1%
Texas Debt Capital CLO Ltd, Series 2023-1A (3)(4)(9)	Structured Credit ($2,000 par, due 7/2038)	8/12/2025	SOFR + 4.95%	8.83%	2,023	2,017	0.1%
Whitebox CLO Ltd, Series 2023-4A (3)(4)(9)	Structured Credit ($1,500 par, due 4/2036)	8/20/2025	SOFR + 6.48%	10.36%	1,529	1,514	0.1%
Total Other Investments					98,557	97,872	6.1%
Total Equity and Other Investments					258,339	270,454	16.8%
Total Investments					$3,323,282	$3,347,317	208.2%

	Interest Rate Swaps as of December 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	$300,000	$(5,785)	$—	$11,833
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	4,495	—	5,872
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	3,307	—	8,550
Interest rate swap (a)(b)	5.625%	SOFR + 1.53%	8/15/2030	300,000	8,284	—	8,284
Total Hedge Accounting Swaps				1,250,000	10,301	—	34,539
Cash collateral				—	16,727	—	—
Total derivatives				$1,250,000	$27,028	$—	$34,539

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average (“SONIA”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 19.9% of total assets as of December 31, 2025.
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
(6)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2025 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the year ended December 31, 2025

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2025	Other Income	Interest Income
IRGSE Holding Corp.	$65,095	$11,630	$(5,310)	$3,266	$(16,309)	$—	$58,372	$11	$10,347
Total	$65,095	$11,630	$(5,310)	$3,266	$(16,309)	$—	$58,372	$11	$10,347

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

(7)
As of December 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $3,332,367 resulting in estimated gross unrealized gains and losses of $219,540 and $231,975, respectively.
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
(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $18,527, or 1.2% of the Company’s net assets.
(13)
Ownership of equity investments may occur through a holding company or partnership.
(14)
Investment is on non-accrual status as of December 31, 2025.
(15)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $15.9 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average (“SONIA”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Bank Bill Swap Bid Rate (“BBSY” or “B”), Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	81,389,287	$821	664,250	$(10,459)	$1,294,751	$56,456	$1,341,569
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	196,399	196,399
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	13,191	13,191
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	12,433	12,433
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common stock, net of offering and underwriting costs	5,175,000	52	—	—	89,152	—	89,204
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,265,212	12	—	—	23,533	—	23,545
Dividends declared from distributable earnings	—	—	—	—	—	(179,966)	(179,966)
Tax reclassification of stockholders’ equity in accordance with GAAP (1)	—	—	—	—	(2,263)	2,263	—
Balance at December 31, 2023	87,829,499	$885	664,250	$(10,459)	$1,405,173	$100,776	$1,496,375
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	220,017	220,017
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(42,024)	(42,024)
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	8,573	8,573
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common stock, net of offering and underwriting costs	4,600,000	46	—	—	93,262	—	93,308
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,231,937	12	—	—	24,711	—	24,723
Dividends declared from distributable earnings	—	—	—	—	—	(193,443)	(193,443)
Tax reclassification of stockholders’ equity in accordance with GAAP (1)	—	—	—	—	(3,809)	3,809	—
Balance at December 31, 2024	93,661,436	$943	664,250	$(10,459)	$1,519,337	$97,708	$1,607,529
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	209,995	209,995
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	9,382	9,382
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	—	—	(48,860)	(48,860)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—	—	—
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	1,043,714	11	—	—	22,531	—	22,542
Dividends declared from distributable earnings	—	—	—	—	—	(192,867)	(192,867)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	—	—	(6,285)	6,285	—
Balance at December 31, 2025	94,705,150	$954	664,250	$(10,459)	$1,535,583	$81,643	$1,607,721

(1)
The Company changed its tax year end from March 31st to December 31st.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$170,517	$186,566	$222,023
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	(44,777)	52,794	(18,854)
Net change in unrealized (gains) losses on foreign currency transactions	35,915	(13,379)	6,393
Net change in unrealized (gains) losses on interest rate swaps	—	—	(174)
Net realized (gains) losses on investments	47,415	(9,037)	(12,253)
Net realized (gains) losses on foreign currency transactions	870	(610)	(335)
Net amortization of discount on investments	(26,658)	(21,101)	(17,596)
Amortization of deferred financing costs	6,743	6,903	5,245
Amortization of discount on debt	1,857	1,614	899
Purchases and originations of investments, net	(1,118,107)	(1,096,140)	(943,451)
Proceeds from investments, net	112,151	85,224	42,152
Repayments on investments	1,227,251	778,177	472,536
Paid-in-kind interest	(25,075)	(29,612)	(18,161)
Changes in operating assets and liabilities:
Interest receivable	(3,103)	(2,826)	(7,605)
Interest receivable paid-in-kind	(511)	277	(1,518)
Prepaid expenses and other assets	(4,293)	1,628	(3,049)
Management fees payable to affiliate	(159)	991	1,436
Incentive fees on net investment income payable to affiliate	(1,677)	562	533
Incentive fees on net capital gains accrued to affiliate	(5,071)	(5,375)	4,382
Payable to affiliate	(469)	833	(463)
Other liabilities	28,758	17,020	31,072
Net Cash Provided by (Used in) Operating Activities	401,577	(45,491)	(236,788)
Cash Flows from Financing Activities
Borrowings on debt	1,336,176	1,784,906	1,546,233
Repayments on debt	(1,567,777)	(1,653,061)	(1,233,264)
Deferred financing costs	(7,317)	(8,810)	(9,415)
Proceeds from issuance of common stock, net of offering and underwriting costs	—	93,308	89,204
Dividends paid to stockholders	(170,325)	(168,720)	(156,421)
Net Cash Provided by (Used in) Financing Activities	(409,243)	47,623	236,337
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(7,666)	2,132	(451)
Cash, cash equivalents, and restricted cash, beginning of period	27,328	25,196	25,647
Cash, Cash Equivalents, and Restricted Cash, End of Period	$19,662	$27,328	$25,196
Supplemental Information:
Interest paid during the period	$119,447	$139,783	$119,396
Excise and other taxes paid during the period	$5,777	$2,280	$2,437
Dividends declared during the period	$192,867	$193,443	$179,966

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$22,542	$24,723	$23,545

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

On December 23, 2025, affiliates of Sixth Street, including the Company, and affiliates of Carlyle Group Inc. (“Carlyle”) entered into an amended and restated limited liability company agreement, as amended from time to time (the “Limited Liability Company Agreement”) to co-manage Structured Credit Partners JV, LLC (“SCP”), a joint venture focused on investing in broadly syndicated first lien senior secured loans, financed with long-term, non-mark-to-market, and predominantly investment grade rated CLO debt. The Company has 25.0% voting ownership in SCP and has commitments to fund, from time to time, capital of up to $200.0 million. Refer to Note 6, Fair Value of Financial Instruments, to these consolidated financial statements for further details.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At December 31, 2025, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

Earnings per share

The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued and the additional shares of common stock were dilutive. Diluted EPS reflects the potential dilution, using the if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company’s 2024, 2023 and 2022 tax year returns remain subject to examination by the relevant federal, state, and local tax authorities.

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

For the calendar years ended December 31, 2025, December 31, 2024 and December 31, 2023 we recorded a net expense of $5.3 million, $3.9 million and $2.4 million, respectively, for U.S. federal excise tax and other taxes.

For the calendar years ended December 31, 2025, December 31, 2024 and December 31, 2023 we recorded a deferred tax benefit of $0.5 million, a deferred tax liability of $2.6 million, and a deferred tax benefit of $0.6 million, respectively. For the calendar year ended December 31, 2025 we recognized a tax expense of $0.9 million pertaining to net realized gains.

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

Recent Accounting Standards and Regulatory Updates

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In December 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470): Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”, which intends to more closely align hedge accounting with the economics of an entity’s risk management activities. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred expenses of $3.9 million, $3.9 million and $3.2 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Management Fees (gross of waivers) were $52.2 million, $51.8 million and $46.4 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Management Fees of $1.3 million, $1.5 million, and $1.2 million, respectively, have been waived pursuant to the Leverage Waiver.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Incentive Fees were $38.4 million, $40.2 million and $47.0 million, respectively, of which $43.5 million, $45.5 million and $42.6 million, respectively, were realized and payable to the Adviser. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, $(5.1) million, $(5.4) million, and $4.4 million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of December 31, 2025, December 31, 2024 and December 31, 2023, these accrued Incentive Fees are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,934,162	$2,984,501	$50,339
Second-lien debt investments	69,631	30,678	(38,953)
Mezzanine debt investments	61,150	61,684	534
Equity and other investments	159,782	172,582	12,800
Structured credit investments	98,557	97,872	(685)
Total Investments	$3,323,282	$3,347,317	$24,035

	December 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$3,298,006	$3,302,504	$4,498
Second-lien debt investments	53,151	19,844	(33,307)
Mezzanine debt investments	37,087	39,091	2,004
Equity and other investments	149,409	155,501	6,092
Structured credit investments	1,500	1,472	(28)
Total Investments	$3,539,153	$3,518,412	$(20,741)

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at December 31, 2025 and December 31, 2024 is as follows:

	December 31, 2025	December 31, 2024
Automotive	—	1.2%
Business Services	13.4%	13.3%
Chemicals	1.2%	0.9%
Communications	1.5%	3.5%
Education	3.1%	5.0%
Electronics	0.8%	0.8%
Financial Services	3.5%	8.6%
Healthcare	9.0%	7.5%
Hotel, Gaming and Leisure	8.0%	7.4%
Human Resource Support Services	9.0%	10.2%
Insurance	—	0.2%
Internet Services	18.3%	16.4%
Manufacturing	1.2%	3.5%
Marketing Services	0.3%	0.3%
Office Products	0.3%	0.4%
Oil, Gas and Consumable Fuels	2.8%	2.7%
Other	5.3%	1.9%
Pharmaceuticals	2.7%	2.9%
Real Estate (1)	0.0%	0.0%
Retail and Consumer Products	11.6%	9.7%
Transportation	8.0%	3.6%
Total	100.0%	100.0%
(1)
Value sums to less than 0.1%.

The geographic composition of investments at fair value at December 31, 2025 and December 31, 2024 is as follows:

	December 31, 2025	December 31, 2024
United States
Midwest	12.5%	14.3%
Northeast	18.6%	21.7%
South	23.2%	20.6%
West	29.8%	28.8%
Australia	0.2%	1.1%
Canada	1.5%	3.1%
Finland (1)	0.0%	0.0%
France	1.6%	0.1%
Germany	3.5%	1.7%
Italy	0.6%	0.6%
Netherlands	0.4%	0.3%
Norway	3.3%	2.8%
Sweden	0.8%	0.3%
United Kingdom	4.0%	4.6%
Total	100.0%	100.0%
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

Cash flows related to the Company’s derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the year ended December 31, 2025 and December 31, 2024:

			For the Year Ended December 31, 2025
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	8/1/2026	$300,000	$(19,703)	$7,542	$(12,161)
Interest rate swap	8/14/2028	300,000	(22,104)	20,850	(1,254)
Interest rate swap	3/1/2029	350,000	(23,819)	21,438	(2,381)
Interest rate swap	8/15/2030	300,000	(14,646)	14,109	(537)
Total		$1,250,000	$(80,272)	$63,939	$(16,333)

			For the Year Ended December 31, 2024
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap (1)	11/1/2024	$—	$(20,226)	$9,881	$(10,345)
Interest rate swap (1)	11/1/2024	—	(3,449)	1,647	(1,802)
Interest rate swap (1)	11/1/2024	—	(82)	169	87
Interest rate swap	8/1/2026	300,000	(22,448)	7,500	(14,948)
Interest rate swap	8/14/2028	300,000	(24,956)	20,850	(4,106)
Interest rate swap	3/1/2029	350,000	(25,540)	20,187	(5,353)
Total		$950,000	$(96,701)	$60,234	$(36,467)

(1)
As of December 31, 2024, these interest rate swaps had either matured or been terminated due to repayment of the underlying investment or security.

For the years ended December 31, 2025 and December 31, 2024, the Company recognized no net change in unrealized gains or losses, on interest rate swaps not designated as hedging instruments in the Consolidated Statement of Operations related to the swap transactions. For the years ended December 31, 2025 and December 31, 2024, the Company recognized a $34.5 million net change in gains and a $7.6 million net change in gains, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the years ended December 31, 2025 and December 31, 2024, the Company recognized no net realized gain or loss on interest rate swaps. For the year ended December 31, 2024, this amount is offset by an increase of $10.4 million for a change in the carrying value of the 2024 Notes. For the years ended December 31, 2025 and December 31, 2024, this amount is offset by an increase of $11.8 million and $8.5 million, respectively, for a change in carrying value of the 2026 Notes, an increase of $5.9 million and a decrease of $6.1 million, respectively, for a change in carrying value of the 2028 Notes, and an increase of $8.6 million and a decrease of $5.2 million, respectively, for a change in carrying value of the 2029 Notes. For the year ended December 31, 2025 this amount is offset by an increase of $8.3 million for a change in carrying value of the 2030 Notes.

As of December 31, 2025, the swap transactions had a fair value of $10.3 million, which is netted against cash collateral of $16.7 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2025, the derivatives had a fair value of $27.0 million. As of December 31, 2024, the swap transactions had a fair value of $(24.2) million, which is netted against cash collateral of $46.6 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2024, the derivatives had a fair value of $22.4 million.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2025 and December 31, 2024:

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$28,204	$2,956,297	$2,984,501
Second-lien debt investments	—	222	30,456	30,678
Mezzanine debt investments	—	—	61,684	61,684
Equity and other investments	28,169	11,016	133,397	172,582
Structured credit investments	—	97,872	—	97,872
Total investments at fair value	$28,169	$137,314	$3,181,834	$3,347,317
Interest rate swaps	—	10,301	—	10,301
Total	$28,169	$147,615	$3,181,834	$3,357,618

	Fair Value Hierarchy at December 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$14,675	$3,287,829	$3,302,504
Second-lien debt investments	—	1,309	18,535	19,844
Mezzanine debt investments	—	—	39,091	39,091
Equity and other investments	3,952	11,963	139,586	155,501
Structured credit investments	—	1,472	—	1,472
Total investments at fair value	$3,952	$29,419	$3,485,041	$3,518,412
Interest rate swaps	—	(24,238)	—	(24,238)
Total	$3,952	$5,181	$3,485,041	$3,494,174

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2025 and December 31, 2024:

	As of and for the Year Ended
	December 31, 2025
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and other investments	Total
Balance, beginning of period	$3,287,829	$18,535	$39,091	$139,586	$3,485,041
Purchases or originations	942,810	15,358	18,740	11,451	988,359
Repayments / redemptions	(1,221,990)	(3,574)	—	—	(1,225,564)
Sales Proceeds	(75,529)	—	—	(9,786)	(85,315)
Paid-in-kind interest	15,432	4,022	5,204	228	24,886
Net change in unrealized gains (losses)	46,929	(4,512)	(1,470)	1,265	42,212
Net realized gains (losses)	(57,472)	—	—	4,422	(53,050)
Net amortization of discount on securities	25,862	627	119	—	26,608
Transfers within Level 3	(7,574)	—	—	7,574	—
Transfers into (out of) Level 3	—	—	—	(21,343)	(21,343)
Balance, End of Period	$2,956,297	$30,456	$61,684	$133,397	$3,181,834

Caris Life Sciences, Inc. was transferred out of Level 3 into Level 1 and Dye & Durham, Ltd. was transferred out of Level 1 into Level 3 for fair value measurement purposes during the year ended December 31, 2025, as a result of changes in the observability of inputs into the security valuation for these portfolio companies.

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

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2025 and December 31, 2024:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Year Ended	for the Year Ended
	December 31, 2025 on	December 31, 2024 on
	Investments Held at	Investments Held at
	December 31, 2025	December 31, 2024
First-lien debt investments	$19,996	$(29,217)
Second-lien debt investments	(4,306)	(17,656)
Mezzanine debt investments	(1,470)	528
Equity and other investments	3,790	1,360
Total	$18,010	$(44,985)

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2025
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,956,297	Income approach (1)	Discount rate	6.6% — 17.5% (11.0%)	Decrease
Second-lien debt investments	30,456	Income approach	Discount rate	12.5% — 15.3% (14.2%)	Decrease
Mezzanine debt investments	61,684	Income approach (2)	Discount rate	10.8% — 20.0% (11.1%)	Decrease
Equity and other investments	133,397	Market Multiple (3)	Comparable multiple	1.8x — 25.0x (10.4x)	Increase
Total	$3,181,834

(1)
Includes $105.9 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $13.1 million of equity investments which were valued using an asset valuation waterfall and $20.1 million of equity investments using a discounted cash flow analysis.

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

Structured Credit Partners JV, LLC (“SCP”)

On December 23, 2025, affiliates of Sixth Street, including us, and affiliates of Carlyle entered into the Limited Liability Company Agreement to co-manage SCP, a joint venture focused on investing in broadly syndicated first lien senior secured loans, financed with long-term, non-mark-to-market, and predominantly investment grade rated CLO debt managed by affiliates of Sixth Street or Carlyle on a fee-free basis.

Sixth Street affiliates own 50.0% of the equity interests in SCP and Carlyle affiliates own 50.0%, with investment decisions requiring approval by representatives of both the Sixth Street affiliates and the Carlyle affiliates. SCP will be initially capitalized with $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $100.0 million of capital commitments from Sixth Street Lending Partners, $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Funding of such commitments requires the approval of SCP’s board of managers, including the board members appointed by the Company. SCP’s board of managers consists of an equal number of representatives appointed by the Sixth Street-affiliated members of SCP and the Carlyle-affiliated members of SCP. Portfolio construction and investment decisions must be unanimously approved by SCP’s investment committee, as delegated by the board of managers of SCP. Our investment in SCP is made with certain of our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. Therefore, although the Company owns 25.0% of the voting interests of SCP, the Company does not believe that it has control over SCP for accounting purposes and does not consolidate its non-controlling interest in SCP.

As of December 31, 2025, SCP had not commenced operations and no capital had been contributed to SCP.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of December 31, 2025 and December 31, 2024, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2026 Notes	$300,000	$296,659	$300,000	$287,911
2028 Notes	300,000	314,473	300,000	312,012
2029 Notes	350,000	361,359	350,000	354,338
2030 Notes	300,000	303,186	—	—
Total	$1,250,000	$1,275,677	$950,000	$954,261

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

As of December 31, 2025, aggregate commitments under the Revolving Credit Facility were $1.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2025, the Company had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.5 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 218.0 million and Euro (EUR) of 245.9 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2024, the Company had outstanding debt denominated in Australian dollars (AUD) of 63.0 million, British pounds (GBP) of 62.4 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 80.2 million and Euro (EUR) of 167.2 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of December 31, 2025 and December 31, 2024 the Company had $21.7 million and $21.8 million outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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
•
stockholders’ equity of at least $650 million plus 25% of the net proceeds of the sale of equity interest after April 24, 2024; and
•
a minimum asset coverage ratio of no less than 1.5 to 1 with respect to (i) the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries) to (ii) the secured debt of the Company and its subsidiary guarantors plus unsecured senior securities of the Company and its subsidiary guarantors that mature within 90 days of the date of determination (the “Obligor Asset Coverage Ratio”).

The Revolving Credit Facility also contains certain additional concentration limits in connection with the calculation of the borrowing base, based on the Obligor Asset Coverage Ratio.

Net proceeds received from the Company’s issuance of the 2030 Notes were used to pay down borrowings on the Revolving Credit Facility.

As of December 31, 2025 and December 31, 2024, the Company was in compliance with the terms of the Revolving Credit Facility.

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

The Company’s 2024 Notes matured on November 1, 2024 and were fully repaid. The corresponding swap transaction associated with the issuance of the 2024 Notes also matured on November 1, 2024.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $(5.8) million and $(17.6) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $4.5 million and $(1.4) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the effective hedge interest rate swaps had a fair value of $3.3 million and $(5.2) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, the Company’s effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the effective hedge interest rate swaps had a fair value of $8.3 million which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the components of interest expense related to the 2023 Notes, 2024 Notes, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$64,131	$60,116	$29,294
Accretion of original issue discount	1,857	1,614	899
Amortization of deferred financing costs	3,229	3,409	2,131
Total Interest Expense	$69,217	$65,139	$32,324

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2023 Notes, 2024 Notes, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company received $63.9 million, $60.2 million, and $29.5 million, respectively, and paid $80.3 million, $96.7 million and $58.5 million, respectively, related to the settlements of its interest rate swaps related to the 2023 Notes, 2024 Notes, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. These net amounts are included in interest expense in the Company’s Consolidated Statements of Operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of December 31, 2025, the components of the carrying value of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes and the stated interest rates were as follows:

	December 31, 2025
	2026 Notes	2028 Notes	2029 Notes	2030 Notes
Principal amount of debt	$300,000	$300,000	$350,000	$300,000
Original issue discount, net of accretion	(249)	(1,015)	(2,207)	(3,099)
Deferred financing costs	(436)	(2,264)	(3,115)	(3,461)
Fair value of an effective hedge	(5,785)	4,495	3,307	8,284
Carrying value of debt	$293,530	$301,216	$347,985	$301,724
Stated interest rate	2.50%	6.95%	6.13%	5.63%

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

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of December 31, 2025, the Company’s swap-adjusted interest rate on the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes was SOFR plus 2.17%, 2.99%, 2.44% and 1.53% respectively. As of December 31, 2024, the Company’s swap-adjusted interest rate on the 2026 Notes, 2028 Notes and 2029 Notes was SOFR plus 2.17%, 2.99% and 2.44%, respectively.

As of December 31, 2025, the Company was in compliance with the terms of the indentures governing the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. As of December 31, 2024, the Company was in compliance with the terms of the indentures governing the 2026 Notes, 2028 Notes and 2029 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 191.5% and 182.5% respectively.

Debt obligations consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,675,000	$513,915	$1,139,337	$498,779
2026 Notes	300,000	300,000	—	293,530
2028 Notes	300,000	300,000	—	301,216
2029 Notes	350,000	350,000	—	347,985
2030 Notes	300,000	300,000	—	301,724
Total Debt	$2,925,000	$1,763,915	$1,139,337	$1,743,234

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $15.1 million, $0.7 million, $3.3 million, $5.3 million and $6.6 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented inclusive of an incremental $(5.8) million, $4.5 million, $3.3 million and $8.3 million, respectively, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, each resulting from a hedge accounting relationship.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the components of interest expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$100,995	$105,155	$95,496
Commitment fees	3,629	4,006	2,852
Amortization of deferred financing costs	6,743	6,903	5,245
Accretion of original issue discount	1,857	1,614	899
Swap settlement	16,333	36,467	29,239
Total Interest Expense	$129,557	$154,145	$133,731
Average debt outstanding (in millions)	$1,880.3	$1,882.7	$1,705.6
Weighted average interest rate	6.2%	7.5%	7.3%

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

As of December 31, 2025 and December 31, 2024, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2025	December 31, 2024
Alaska Bidco Oy - Delayed Draw & Revolver	$246	$217
Aledade, Inc. - Revolver	24,136	—
Alpha Midco, Inc. - Delayed Draw & Revolver	—	452
American Achievement, Corp. - Revolver	2,403	2,403
Apellis Pharmaceuticals, Inc. - Delayed Draw	—	5,263
Aptean, Inc. - Delayed Draw & Revolver	—	1,126
Arcwood Environmental, Inc. - Delayed Draw & Revolver	1,815	2,521
Arrow Buyer, Inc. - Delayed Draw	—	5,479
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	27,643	31,961
Artisan Bidco, Inc. - Revolver	1,429	5,717
Avalara, Inc. - Revolver	—	3,864
AVSC Holding Corp. - Revolver	4,833	4,833
Axonify, Inc. - Delayed Draw	—	694
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5,575	5,575
Babylon Finco Limited - Delayed Draw	—	287
Banyan Software Holdings, LLC - Delayed Draw	—	3,898
Bayshore Intermediate #2, L.P. - Revolver	2,734	3,635
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	324	324
BCTO Bluebill Buyer, Inc. - Delayed Draw	—	4,144
Ben Nevis Midco Limited - Delayed Draw	—	1,365
BlueSnap, Inc. - Delayed Draw & Revolver	—	5,069
BTRS Holdings, Inc. - Delayed Draw & Revolver	—	3,029
Cirrus (Bidco) Ltd - Delayed Draw	448	417
Cordance Operations, LLC - Delayed Draw & Revolver	2,594	6,719
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	6,809
Crewline Buyer, Inc. - Revolver & Equity	6,148	6,148
Disco Parent, Inc. - Revolver	—	455
EDB Parent, LLC - Delayed Draw	5,603	5,127
Elysian Finco Ltd. - Delayed Draw & Revolver	764	1,881
Elysium BidCo Limited - Revolver	—	2,493
Employment Hero Holdings Pty Ltd. - Delayed Draw & Revolver	—	1,857
EMS Linq, Inc. - Revolver	5,868	4,568
Erling Lux Bidco SARL - Delayed Draw & Revolver	6,134	2,772
Eventus Buyer, LLC - Delayed Draw & Revolver	8,633	10,033
ExtraHop Networks, Inc. - Delayed Draw & Revolver	446	3,384
Flight Intermediate HoldCo, Inc. - Delayed Draw	32,131	37,860
ForeScout Technologies, Inc. - Delayed Draw & Revolver	—	800
Fullsteam Operations, LLC - Delayed Draw & Revolver	—	8,885
Galileo Parent, Inc. - Revolver	3,462	5,481
Greenshoot Bidco B.V. - Revolver	461	407
Hippo XPA Bidco AB - Delayed Draw & Revolver	9,407	1,697
HireVue, Inc. - Revolver	—	2,509
HMP Omnimedia, LLC - Delayed Draw & Revolver	9,818	—
Ingenovis Health Finance, LLC - Revolver	32,500	—
IRGSE Holding Corp. - Revolver	5,707	528
Kahua, Inc. - Delayed Draw	5,000	—
Kangaroo Bidco AS - Delayed Draw	4,375	4,375
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	6,749	—
Kryptona BidCo US, LLC - Revolver	2,165	2,165
LeanTaaS Holdings, Inc. - Delayed Draw	12,015	18,844
LIHA Holdco B.V. - Delayed Draw & Revolver	753	993
Lynx BidCo - Delayed Draw & Revolver	6,733	891
Marcura Equities LTD - Delayed Draw & Revolver	1,667	9,133
Merit Software Finance Holdings, LLC - Delayed Draw & Revolver	—	11,786
Omnigo Software, LLC - Delayed Draw & Revolver	1,875	—

PDI TA Holdings, Inc. - Delayed Draw & Revolver	437	3,286
PrimePay Intermediate, LLC - Delayed Draw	—	4,000
PrimeRevenue, Inc. - Revolver	—	6,250
QSR Acquisition Co. - Delayed Draw	—	15,000
Rail Acquisitions LLC - Delayed Draw & Revolver	5,660	—
RainFocus, LLC - Delayed Draw	5,322	—
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,231	1,425
Raptor US Buyer II Corp. - Revolver	600	682
Sapphire Software Buyer, Inc. - Revolver	3,243	3,243
Scorpio Bidco - Delayed Draw	575	506
Sediver S.p.A. - Delayed Draw	4,113	3,627
Severin Acquisition, LLC - Delayed Draw & Revolver	4,380	5,039
Shiftmove GmbH - Delayed Draw	10,174	13,591
SkyLark UK DebtCo Limited - Delayed Draw	—	6,946
SL Buyer Corp. - Delayed Draw	—	11,234
SMA Technologies Holdings, LLC - Revolver	1,009	1,009
Sport Alliance GmbH - Revolver	489	647
Tango Management Consulting, LLC - Delayed Draw & Revolver	23,799	1,479
TRP Assets, LLC - Delayed Draw	10,166	10,166
Truck-Lite Co., LLC - Delayed Draw & Revolver	—	8,743
TS Imagine Inc. - Revolver	768	768
USA Debusk LLC - Delayed Draw & Revolver	2,519	2,809
Varinem German Bidco GmbH - Delayed Draw	4,917	3,553
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	8,814	—
Wrangler Topco, LLC - Delayed Draw & Revolver	888	1,433
Total Portfolio Company Commitments (1)(2)	$338,507	$356,309

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

Other Commitments and Contingencies

As of December 31, 2025 and December 31, 2024, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the years ended December 31, 2025 and December 31, 2024. All shares issued to stockholders in the tables below are newly issued shares.

	For the Year Ended
	December 31, 2025
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	39,839
February 13, 2025	Base	March 14, 2025	March 31, 2025	263,083
April 30, 2025	Supplemental	May 30, 2025	June 20, 2025	34,339
April 30, 2025	Base	June 16, 2025	June 30, 2025	241,651
July 30, 2025	Supplemental	August 29, 2025	September 19, 2025	24,157
July 30, 2025	Base	September 15, 2025	September 30, 2025	229,420
November 4, 2025	Supplemental	November 28, 2025	December 19, 2025	13,125
November 4, 2025	Base	December 15, 2025	December 31, 2025	198,100
Total Shares Issued				1,043,714

	For the Year Ended
	December 31, 2024
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	36,749
February 15, 2024	Base	March 15, 2024	March 28, 2024	255,308
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	34,318
May 1, 2024	Base	June 14, 2024	June 28, 2024	261,331
July 31, 2024	Supplemental	August 30, 2024	September 20, 2024	33,887
July 31, 2024	Base	September 16, 2024	September 30, 2024	266,529
November 5, 2024	Supplemental	November 29, 2024	December 20, 2024	28,498
November 5, 2024	Base	December 16, 2024	December 31, 2024	315,317
Total Shares Issued				1,231,937
(1)
See Note 11 for further information on base, supplemental and special dividends.

During the year ended December 31, 2025 and December 31, 2024, we issued 1,043,714 and 1,231,937 shares of the Company’s common stock, respectively, to investors who have not opted out of the Company’s dividend reinvestment plan for proceeds of $22.5 million and $24.7 million, respectively.

On August 4, 2015, the Company’s Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 4, 2025 (expiring on May 31, 2026). Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market, from time to time, at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased during the years ended December 31, 2025 and December 31, 2024.

At the Market Offerings

The Company is a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company’s common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of December 31, 2025.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Increase in net assets resulting from operations	$170,517	$186,566	$222,023
Weighted average shares of common stock outstanding—basic and diluted	94,098,870	92,035,165	85,131,264
Earnings per common share—basic and diluted	$1.81	$2.03	$2.61

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the Year Ended
	December 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	$0.07
February 13, 2025	Base	March 14, 2025	March 31, 2025	0.46
April 30, 2025	Supplemental	May 30, 2025	June 20, 2025	0.06
April 30, 2025	Base	June 16, 2025	June 30, 2025	0.46
July 30, 2025	Supplemental	August 29, 2025	September 19, 2025	0.05
July 30, 2025	Base	September 15, 2025	September 30, 2025	0.46
November 4, 2025	Supplemental	November 28, 2025	December 19, 2025	0.03
November 4, 2025	Base	December 15, 2025	December 31, 2025	0.46
Total Dividends Declared				$2.05

	For the Year Ended
	December 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 15, 2024	Supplemental	February 29, 2024	March 20, 2024	$0.08
February 15, 2024	Base	March 15, 2024	March 28, 2024	0.46
May 1, 2024	Supplemental	May 31, 2024	June 20, 2024	0.06
May 1, 2024	Base	June 14, 2024	June 28, 2024	0.46
July 31, 2024	Supplemental	August 30, 2024	September 20, 2024	0.06
July 31, 2024	Base	September 16, 2024	September 30, 2024	0.46
November 5, 2024	Supplemental	November 29, 2024	December 20, 2024	0.05
November 5, 2024	Base	December 16, 2024	December 31, 2024	0.46
Total Dividends Declared				$2.09

	For the Year Ended
	December 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 16, 2023	Supplemental	February 28, 2023	March 20, 2023	$0.09
February 16, 2023	Base	March 15, 2023	March 31, 2023	0.46
May 8, 2023	Supplemental	May 31, 2023	June 20, 2023	0.04
May 8, 2023	Base	June 15, 2023	June 30, 2023	0.46
August 3, 2023	Supplemental	August 31, 2023	September 20, 2023	0.06
August 3, 2023	Base	September 15, 2023	September 29, 2023	0.46
November 2, 2023	Supplemental	November 30, 2023	December 20, 2023	0.07
November 2, 2023	Base	December 15, 2023	December 29, 2023	0.46
Total Dividends Declared				$2.10

The dividends declared during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Income Taxes

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Ordinary Income (1)	$181,964	$186,880	$151,336
Long Term Capital Gains	10,903	6,563	28,630
Total	$192,867	$193,443	$179,966

(1)
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, 83.51%, 86.81% and 87.01% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The tax basis components of distributable earnings for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed net investment income - tax basis	$114,693	$105,332	$85,002
Undistributed net realized gains (losses) - tax basis	(16,798)	10,903	6,562
Net unrealized gains (losses) on investments	(12,435)	(9,540)	23,675
Other temporary differences	(3,817)	(8,987)	(14,463)
Total distributable earnings - book basis	$81,643	$97,708	$100,776

The following reconciles increase in net assets resulting from operations for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023, to taxable income at December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Increase in net assets resulting from operations	$170,517	$186,566	$222,023
Adjustments:
Net unrealized (gains) losses on investments	(9,382)	42,024	(13,191)
Other income for tax purposes, not book	3,536	(1,815)	2,680
Deferred organization costs	(100)	(100)	(100)
Other expenses not currently deductible	5,346	3,809	2,263
Other book-tax differences	(5,483)	(12,365)	(4,959)
Taxable Income	$164,434	$218,119	$208,716

Note: Taxable income is an estimate and is not fully determined until the Company’s tax return is filed. The Company’s tax year changed from March 31 to December 31 during calendar year 2024.

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

During the period January 1, 2025 through December 31, 2025, the Company increased distributable earnings and decreased additional paid in capital by $6.3 million which was primarily attributable to U.S. federal excise taxes and other taxes.

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

As of December 31, 2025, the Company had a deferred tax liability of $4.6 million pertaining to net unrealized gains, related to seven of its investments. Given the unrealized gains generated by this entity, the deferred tax liability has been offset by a deferred tax asset of $0.6 million pertaining to operating losses. The Company recorded a deferred tax benefit of $0.5 million for the year ended December 31, 2025.

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

The tax cost of the Company’s investments as of December 31, 2025 was $3,332,367, resulting in estimated gross unrealized gains and losses of $219,540 and $231,975, respectively. The tax cost of the Company’s investments as of December 31, 2024 was $3,535,963, resulting in estimated gross unrealized gains and losses of $207,435 and $216,975, respectively. The tax cost of the Company’s investments as of December 31, 2023 was $3,256,630, resulting in estimated gross unrealized gains and losses of $159,281 and $135,606, respectively.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2025, December 31, 2024 and December 31, 2023, a net expense of $5.3 million, $3.8 million and $2.3 million, respectively, was recorded for U.S. federal excise tax.

13. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016
Per Share Data (7)(8)
Net asset value, beginning of period	$17.16	$17.04	$16.48	$16.84	$17.16	$16.83	$16.25	$16.09	$15.95	$15.15

Net investment income (1)	2.23	2.39	2.31	2.13	1.97	2.19	1.94	2.25	2.00	1.83
Net realized and unrealized gains (losses) (1)	(0.42)	(0.36)	0.30	(0.75)	0.96	0.46	0.40	(0.39)	(0.14)	0.51
Total from operations	1.81	2.03	2.61	1.38	2.93	2.65	2.34	1.86	1.86	2.34
Issuance of common stock, net of offering costs (2)	0.06	0.18	0.05	0.04	0.31	0.01	0.04	0.08	0.03	0.03
Settlement of 2022 Convertible Notes (2)	—	—	—	0.08	0.03	—	—	—	—	—
Repurchase of common stock (2)	—	—	—	(0.02)	—	0.01	—	—	—	—
Repurchase of debt (2)	—	—	—	—	—	(0.01)	—	—	—	—
Dividends declared (2)	(2.05)	(2.09)	(2.10)	(1.84)	(3.59)	(2.30)	(1.81)	(1.78)	(1.75)	(1.56)
Total increase/(decrease) in net assets	(0.18)	0.12	0.56	(0.36)	(0.32)	0.33	0.58	0.16	0.14	0.81
Net Asset Value, End of Period	$16.98	$17.16	$17.04	$16.48	$16.84	$17.16	$16.83	$16.25	$16.09	$15.95
Per share market value at end of period	$21.72	$21.30	$21.60	$17.80	$23.39	$20.75	$21.47	$18.09	$19.80	$18.68
Total return based on market value with reinvestment of dividends (3)	12.05%	9.33%	35.68%	(15.78)%	32.80%	11.24%	30.57%	4.24%	15.75%	26.74%
Total return based on market value (4)	11.60%	8.29%	33.14%	(16.03)%	30.02%	7.36%	28.69%	0.35%	15.36%	24.78%
Total return based on net asset value (5)	10.90%	12.98%	16.09%	8.79%	19.06%	15.63%	14.71%	12.06%	11.87%	15.54%
Shares Outstanding, End of Period	94,705,150	93,661,436	87,829,499	81,389,287	75,771,542	67,684,209	66,524,591	65,412,817	60,247,201	59,716,205
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets	14.84%	16.65%	16.92%	11.05%	11.17%	11.10%	11.27%	11.32%	9.41%	9.39%
Ratio of net investment income to average net assets	13.04%	13.96%	13.75%	12.85%	11.67%	13.26%	11.73%	13.80%	12.49%	11.84%
Portfolio turnover	32.98%	24.44%	16.92%	26.67%	44.23%	41.88%	30.89%	44.57%	58.08%	37.40%
Net assets, end of period	$1,607,721	$1,607,529	$1,496,375	$1,341,569	$1,275,848	$1,161,315	$1,119,297	$1,063,202	$969,284	$952,212

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the year ended December 31, 2025. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 14.92%, 16.75%, 17.00%, 11.08%, 11.19% and 11.33% for the years ended December 31, 2025, 2024, 2023, 2022, 2021 and 2018, respectively. The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the years ended December 31, 2024, 2023, 2022 and 2021 and the Adviser’s waivers of its right to receive a portion of the Management and Incentive Fees with respect to the Company’s ownership of shares of common stock of Oxford Square Capital Corp. and Triangle Capital Corp. for the year ended December 31, 2018. The Adviser did not waive any Management Fees or Incentive Fees for the years ended December 31, 2020 and 2019. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 9.42% and 9.43% for the years ended December 31, 2017 and 2016, respectively.
(8)
Table may not sum due to rounding.

14. Selected Quarterly Financial Data (Unaudited)

	2025
	Q4	Q3	Q2	Q1
Investment Income	$108,247	$109,444	$115,015	$116,349
Net Expenses (1)	$57,750	$58,764	$64,175	$58,371
Net Investment Income	$50,497	$50,680	$50,840	$57,978
Total unrealized and realized gains (losses)	$(20,538)	$(6,080)	$8,163	$(21,023)
Increase in Net Assets Resulting from Operations	$29,959	$44,600	$59,003	$36,955
Net Asset Value per Share as of the End of the Quarter	$16.98	$17.14	$17.17	$17.04

	2024
	Q4	Q3	Q2	Q1
Investment Income	$123,704	$119,223	$121,816	$117,783
Net Expenses (1)	$64,949	$63,599	$65,446	$64,571
Net Investment Income	$57,585	$54,926	$55,144	$52,362
Total unrealized and realized gains (losses)	$(6,594)	$(14,271)	$(7,742)	$(4,844)
Increase in Net Assets Resulting from Operations	$50,992	$40,655	$47,401	$47,518
Net Asset Value per Share as of the End of the Quarter	$17.16	$17.12	$17.19	$17.17

	2023
	Q4	Q3	Q2	Q1
Investment Income	$119,542	$114,435	$107,605	$96,505
Net Expenses (1)	$64,269	$63,980	$57,919	$53,155
Net Investment Income	$54,684	$49,994	$48,784	$42,937
Total unrealized and realized gains (losses)	$(3,523)	$14,826	$4,306	$10,015
Increase in Net Assets Resulting from Operations	$51,161	$64,820	$53,090	$52,952
Net Asset Value per Share as of the End of the Quarter	$17.04	$16.97	$16.74	$16.59

(1)
Net expenses include income taxes, including excise taxes.

15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information regarding the SOX Code of Business Conduct and Ethics (which is set forth below), information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Our SOX Code of Business Conduct and Ethics may be found at http://www.sixthstreetspecialtylending.com in the “Investor Resources” section of our website. We intend to disclose any substantive amendments to or waivers of required provisions of the SOX Code of Business Conduct and Ethics on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.

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
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

3.2	Third Amended and Restated Bylaws dated November 4, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2025).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2012).

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

4.9

Second Supplemental Indenture, dated as of February 25, 2025, between Sixth Street Specialty Lending, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 25, 2025).

4.10	Form of 5.625% Note Due 2030 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 25, 2025 and incorporated by reference).

4.11

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on February 15, 2024).

Exhibit No	Description of Exhibits

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

10.15

Seventh Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 5, 2018, among TPG Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018).

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

10.24

Sixteenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 4, 2025, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2025).

10.25

Form of Equity Distribution Agreement, dated as of February 28, 2025, by and among Sixth Street Specialty Lending, Inc., Sixth Street Specialty Lending Advisers, LLC and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025).

19.1	Sixth Street Specialty Lending, Inc.’s Statement of Policy on Insider Trading (incorporated by reference to the Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on February 13, 2025).

21.1	Subsidiaries of Sixth Street Specialty Lending, Inc.

Exhibit No	Description of Exhibits

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 15, 2024).

99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2026	SIXTH STREET SPECIALTY LENDING, INC.

/s/ Robert “Bo” Stanley
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 2026.

Signature	Title

/s/ Robert (“Bo”) Stanley Robert (“Bo”) Stanley	Chief Executive Officer and Director (principal executive officer)
/s/ Ian Simmonds Ian Simmonds	Chief Financial Officer (principal financial officer)
/s/ Michael Graf Michael Graf	Deputy Chief Financial Officer (principal accounting officer)
/s/ Joshua Easterly Joshua Easterly	Director and Chairman of the Board of Directors
/s/ Judy Slotkin Judy Slotkin	Director and Chairman of the Audit Committee
/s/ P. Emery Covington P. Emery Covington	Director
/s/ Hurley Doddy Hurley Doddy	Director
/s/ Michael Fishman Michael Fishman	Director
/s/ Jennifer Gordon Jennifer Gordon	Director

/s/ Richard A. Higginbotham Richard A. Higginbotham	Director
/s/ John Hershey John Hershey	Director
/s/ David Stiepleman David Stiepleman	Director
/s/ Ronald K. Tanemura Ronald K. Tanemura	Director