Form 10-Q
period 2026-03-31
Sixth Street Specialty Lending, Inc.
filed 2026-05-05
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36364

Sixth Street Specialty Lending, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3380000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1500 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 621-3001

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at May 5, 2026 was 95,019,600.

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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of trade policies, government regulation and geopolitical conflicts; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 12, 2026, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,228,777 and $3,244,762, respectively)	$3,240,271	$3,288,945
Non-controlled, affiliated investments (amortized cost of $14,665 and $0, respectively)	14,665	—
Controlled, affiliated investments (amortized cost of $80,890 and $78,520, respectively)	58,505	58,372
Total investments at fair value (amortized cost of $3,324,332 and $3,323,282, respectively)	3,313,441	3,347,317
Cash and cash equivalents (restricted cash of $28,072 and $16,727, respectively)	29,178	19,662
Interest receivable	34,547	34,132
Prepaid expenses and other assets	15,983	20,544
Total Assets	$3,393,149	$3,421,655
Liabilities
Debt (net of deferred financing costs of $22,693 and $24,411, respectively)	$1,803,391	$1,743,234
Management fees payable to affiliate	12,275	12,794
Incentive fees on net investment income payable to affiliate	8,451	10,336
Incentive fees on net capital gains accrued to affiliate	—	—
Other payables to affiliate	2,808	3,166
Other liabilities	23,551	44,404
Total Liabilities	1,850,476	1,813,934
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 95,683,850 and 95,369,400 shares issued, respectively; and 95,019,600 and 94,705,150 shares outstanding, respectively	957	954
Additional paid-in capital	1,541,068	1,535,583
Treasury stock at cost; 664,250 and 664,250 shares held, respectively	(10,459)	(10,459)
Distributable earnings	11,107	81,643
Total Net Assets	1,542,673	1,607,721
Total Liabilities and Net Assets	$3,393,149	$3,421,655
Net Asset Value Per Share	$16.24	$16.98

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$81,807	$104,192
Paid-in-kind interest income	6,969	5,360
Dividend income	237	908
Other income	2,181	3,459
Total investment income from non-controlled, non-affiliated investments	91,194	113,919
Investment income from non-controlled, affiliated investments:
Dividend income	223	—
Total investment income from non-controlled, affiliated investments	223	—
Investment income from controlled, affiliated investments:
Interest from investments	1,971	2,429
Other income	9	1
Total investment income from controlled, affiliated investments	1,980	2,430
Total Investment Income	93,397	116,349
Expenses
Interest	28,258	32,971
Management fees	12,593	13,083
Incentive fees on net investment income	8,451	11,516
Incentive fees on net capital gains	—	(3,686)
Professional fees	1,743	1,961
Directors’ fees	254	248
Other general and administrative	1,369	1,337
Total expenses	52,668	57,430
Management and incentive fees waived (Note 3)	(317)	(409)
Net Expenses	52,351	57,021
Net Investment Income Before Income Taxes	41,046	59,328
Income taxes, including excise taxes	1,204	1,350
Net Investment Income	39,842	57,978
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(32,688)	(9,438)
Controlled, affiliated investments	(2,237)	(1,379)
Translation of other assets and liabilities in foreign currencies	8,401	(11,043)
Total net change in unrealized gains (losses)	(26,524)	(21,860)
Realized gains (losses):
Non-controlled, non-affiliated investments	(39,257)	1,115
Foreign currency transactions	(86)	(278)
Total net realized gains (losses)	(39,343)	837
Total Net Unrealized and Realized Gains (Losses)	(65,867)	(21,023)
Increase (Decrease) in Net Assets Resulting from Operations	$(26,025)	$36,955
Earnings per common share—basic and diluted	$(0.27)	$0.39
Weighted average shares of common stock outstanding—basic and diluted	94,709,407	93,669,671

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($38,340 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.65%	$37,835	$37,666	2.3%
	First-lien loan (EUR 17,336 par, due 11/2029)	11/7/2023	E + 7.00%	9.03%	18,383	19,625 (EUR 17,033)	1.3%
	First-lien revolving loan ($4,287 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.66%	4,219	4,187	0.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($42,750 par, due 3/2031)	3/19/2024	SOFR + 6.00%	9.67%	42,165	42,037	2.7%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($56,017 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.17% PIK	55,135	56,157	3.6%
Crewline Buyer, Inc.(3)	First-lien loan ($58,384 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.42%	57,196	57,099	3.7%
Elements Finco Limited (3)(4)	First-lien loan ($2,283 par, due 4/2031)	4/29/2024	SOFR + 5.25%	8.92% (incl. 2.25% PIK)	2,270	2,255	0.1%
	First-lien loan ($1,848 par, due 4/2031)	4/29/2024	SOFR + 5.00%	8.67%	1,842	1,821	0.1%
	First-lien loan (GBP 10,594 par, due 4/2031)	4/29/2024	S + 5.50%	9.23% (incl. 2.50% PIK)	13,193	13,865 (GBP 10,514)	0.9%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($76,107 par, due 7/2027)	7/22/2021	SOFR + 6.60%	10.27%	75,725	75,346	4.9%
	First-lien revolving loan ($892 par, due 7/2027)	7/22/2021	SOFR + 6.60%	10.27%	882	880	0.1%
Lynx BidCo (3)(4)	First-lien loan ($1,545 par, due 7/2031)	7/5/2024	SOFR + 6.25%	9.95%	1,444	1,381	0.1%
	First-lien loan (EUR 24,300 par, due 7/2031)	7/5/2024	E + 6.25%	8.38%	27,789	27,378 (EUR 23,762)	1.8%
Mitnick Corporate Purchaser, Inc. (3)(13)	First-lien loan ($322 par, due 5/2029)	5/2/2022	SOFR + 4.85%	8.52%	322	139	0.0%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.04%	971	1,054 (EUR 915)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.29%	927	1,054 (EUR 915)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($9,469 par, due 4/2031)	4/30/2024	SOFR + 5.25%	8.92%	9,356	9,519	0.6%
	First-lien revolving loan ($1,023 par, due 4/2030)	4/30/2024	SOFR + 5.25%	8.92%	1,010	1,030	0.1%
Wrangler TopCo, LLC (3)	First-lien loan ($5,955 par, due 9/2029)	7/7/2023	SOFR + 5.75%	9.43%	5,866	5,954	0.4%
					356,530	358,447	23.2%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.03%	11,672	13,212 (EUR 11,467)	0.9%
	First-lien loan (GBP 19,959 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	23,678	26,189 (GBP 19,859)	1.7%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.11%	712	759 (NOK 7,390)	0.0%
	First-lien revolving loan (GBP 636 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	790	834 (GBP 632)	0.1%
					36,852	40,994	2.7%
Communications
Aurelia Netherlands B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 4.75%	6.77%	35,023	37,627 (EUR 32,657)	2.4%
Education
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.02%	55,825	54,249	3.5%
	First-lien revolving loan ($3,303 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.02%	3,252	2,995	0.2%
Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 6.00%	9.74%	29,979	30,275	2.0%
Severin Acquisition, LLC (3)	First-lien loan ($16,049 par, due 10/2031)	10/1/2024	SOFR + 4.75%	8.42% (incl. 2.25% PIK)	16,046	15,680	1.0%
	First-lien revolving loan ($504 par, due 10/2031)	10/1/2024	SOFR + 4.50%	8.18%	489	466	0.0%
					105,591	103,665	6.7%
Electronics

Sapphire Software Buyer, Inc. (3)	First-lien loan ($26,897 par, due 9/2031)	9/30/2024	SOFR + 5.00%	8.70%	26,653	26,068	1.7%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	7.84%	764	843 (EUR 732)	0.1%
Arlberg Bidco LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.40%	4,906	4,913	0.3%
GreenShoot BidCo B.V (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.76%	5,442	5,737 (EUR 4,979)	0.4%
	First-lien revolving loan (EUR 79 par, due 5/2030)	5/28/2024	E + 5.75%	7.76%	79	79 (EUR 69)	0.0%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,166 par, due 5/2027)	5/28/2021	SOFR + 4.65%	8.32%	1,150	1,169	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($21,697 par, due 5/2028)	5/28/2021	SOFR + 8.50%	12.13% PIK	21,575	21,534	1.3%
Passport Labs, Inc.	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	2,348	0.2%
Payroc Buyer, LLC	Promissory Note ($6,086 par, due 9/2030)	9/30/2025	5.50%	5.50% PIK	6,086	5,188	0.3%
TS Imagine, Inc. (3)(5)	First-lien loan ($54,818 par, due 4/2027)	4/30/2021	SOFR + 5.85%	9.52%	54,466	54,133	3.5%
	First-lien revolving loan ($1,232 par, due 5/2027)	11/1/2024	P + 4.75%	11.50%	1,221	1,211	0.1%
Volante Technologies, Inc.	First-lien loan ($3,768 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,752	3,957	0.3%
					100,527	101,112	6.6%
Healthcare
Aledade, Inc. (3)	First-lien revolving loan ($12,250 par, due 11/2028)	11/21/2025	SOFR + 5.75%	9.42%	11,942	11,725	0.8%
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($71,888 par, due 11/2029)	11/23/2020	SOFR + 6.50%	10.17%	71,468	72,608	4.7%
	Second-lien loan ($7,956 par, due 1/2030)	1/23/2023	SOFR + 10.70%	14.37% PIK	7,874	8,354	0.5%
Eventus Buyer, LLC (3)	First-lien loan ($28,667 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	28,340	28,577	1.9%
	First-lien revolving loan ($933 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	893	922	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($19,674 par, due 7/2032)	7/31/2025	SOFR + 5.25%	8.92%	19,264	19,450	1.3%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($32,500 par, due 5/2030)	5/13/2025	SOFR + 6.00%	9.67%	31,430	31,850	2.0%
LIHA Holdco B.V. (3)(4)(5)	First-lien loan (EUR 5,888 par, due 2/2029)	2/24/2023	E + 6.50%	8.63%	6,214	6,716 (EUR 5,829)	0.4%
	First-lien revolving loan (EUR 318 par, due 2/2029)	2/24/2023	E + 6.50%	8.63%	363	361 (EUR 313)	0.0%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($17,903 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.92%	17,602	17,858	1.2%
	First-lien revolving loan ($82 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.92%	76	80	0.0%
Symplr Software Inc. (3)(13)	First-lien loan ($633 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.27%	559	443	0.0%
Velocity Clinical Research, Inc. (3)	First-lien loan ($63,764 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.20%	62,763	62,808	4.1%
	First-lien revolving loan ($528 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.20%	471	481	0.0%
					259,259	262,233	17.0%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	10.07%	64,324	62,887	4.1%
AVSC Holding Corp. (3)	First-lien loan ($44,716 par, due 12/2031)	12/5/2024	SOFR + 5.00%	8.67%	43,951	44,492	2.9%
	First-lien revolving loan ($870 par, due 12/2029)	12/5/2024	SOFR + 5.00%	8.67%	799	846	0.1%
Equinox Holdings, Inc.	First-lien loan ($52,094 par, due 3/2029) (3)	3/8/2024	SOFR + 7.25%	10.95%	51,544	53,396	3.5%
	Second-lien loan ($2,854 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,827	3,204	0.2%
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2026)	12/21/2018	SOFR + 9.65%	13.35%	28,594	29,202	1.9%
	First-lien revolving loan ($30,313 par, due 6/2026)	12/21/2018	SOFR + 9.65%	13.33%	30,313	29,135	1.9%
Mindbody, Inc. (3)	First-lien loan ($28,889 par, due 3/2033)	3/30/2026	SOFR + 6.00%	9.70%	28,401	28,401	1.8%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 37,525 par, due 4/2030)	4/10/2024	E + 7.75%	9.77% (incl. 4.13% PIK)	42,509	42,561 (EUR 36,939)	2.7%

	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 7.25%	9.38%	213	238 (EUR 207)	0.0%
					293,475	294,362	19.1%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($45,113 par, due 5/2027)	5/5/2021	SOFR + 6.65%	10.31%	44,897	44,550	2.9%
bswift, LLC (3)(5)	First-lien loan ($54,490 par, due 11/2028)	11/7/2022	SOFR + 4.75%	8.41%	53,847	54,081	3.5%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($21,668 par, due 1/2028)	1/31/2021	SOFR + 5.65%	9.35%	21,494	21,072	1.4%
	First-lien revolving loan (GBP 812 par, due 1/2028)	1/31/2021	S + 4.50%	8.23%	1,028	979 (GBP 743)	0.1%
HireVue, Inc. (3)	First-lien loan ($55,044 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.42%	54,119	50,090	3.2%
	First-lien revolving loan ($6,958 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.42%	6,854	6,331	0.4%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($74,729 par, due 10/2029)	5/3/2019	SOFR + 5.25%	8.95%	74,564	73,584	4.8%
					256,803	250,687	16.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($36,558 par, due 7/2030)	6/30/2023	SOFR + 5.00%	8.70%	35,928	36,192	2.3%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($42,489 par, due 10/2028)	10/1/2021	SOFR + 5.50%	9.18% (incl. 3.00% PIK)	42,201	41,639	2.7%
	First-lien revolving loan ($902 par, due 10/2027)	10/1/2021	SOFR + 5.00%	8.69%	888	829	0.1%
Big Wombat Holdings, Inc. (3)(5)	First-lien loan ($47,070 par, due 4/2031)	10/20/2025	SOFR + 7.00%	10.67%	46,583	46,129	3.0%
Coupa Holdings, LLC (3)	First-lien loan ($42,435 par, due 2/2030)	2/27/2023	SOFR + 5.25%	8.92%	41,780	41,450	2.7%
EDB Parent, LLC (3)(5)	First-lien loan ($78,710 par, due 7/2028)	7/7/2022	SOFR + 7.00%	10.67%	77,911	77,333	5.0%
Flight Intermediate HoldCo, Inc.	First-lien loan ($40,000 par, due 4/2030)	10/3/2024	11.50%	11.50%	39,192	40,000	2.6%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 216,077 par, due 2/2031)	2/20/2024	STIBOR + 6.75%	8.94% (incl. 3.63% PIK)	21,543	22,453 (SEK 213,894)	1.5%
	First-lien loan (EUR 2,594 par, due 2/2031)	2/20/2024	E + 6.75%	8.88% (incl. 3.63% PIK)	2,786	2,967 (EUR 2,575)	0.2%
	First-lien revolving loan (SEK 3,906 par, due 2/2031)	2/20/2024	STIBOR + 6.25%	8.44%	385	398 (SEK 3,789)	0.0%
Kaseware Intermediate Holding Company (3)(5)	First-lien loan ($45,090 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.17%	44,195	43,590	2.7%
Khoros, LLC	First-lien loan ($11,682 par, due 5/2030)	5/23/2025	10.00%	10.00%	11,682	11,595	0.8%
Kryptona BidCo US, LLC (3)	First-lien loan ($20,762 par, due 12/2031)	12/18/2024	SOFR + 5.75%	9.44% (incl. 3.13% PIK)	20,392	20,532	1.3%
	First-lien loan (EUR 4,805 par, due 12/2031)	12/18/2024	E + 5.75%	8.06% (incl. 3.13% PIK)	4,972	5,481 (EUR 4,757)	0.4%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($63,480 par, due 7/2028)	7/12/2022	SOFR + 7.75%	11.45%	62,946	62,210	4.0%
RainFocus, LLC (3)(5)	First-lien loan ($65,802 par, due 4/2031)	4/25/2025	SOFR + 6.38%	10.12%	65,309	65,144	4.2%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($55,579 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.17%	54,523	55,579	3.6%
					573,216	573,521	37.1%
Manufacturing
Arcwood Environmental, Inc. (3)	First-lien loan ($12,130 par, due 1/2031)	1/31/2024	SOFR + 5.25%	8.92%	12,081	12,130	0.8%
	First-lien loan ($3,759 par, due 1/2031)	9/27/2024	SOFR + 5.00%	8.69%	3,742	3,759	0.2%
ASP Unifrax Holdings, Inc. (13)	First-lien loan ($3,661 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	11.42% (incl. 4.75% PIK)	3,604	2,002	0.1%
	Second-lien note ($2,031 par, due 9/2029) (12)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,529	122	0.0%
Leg Purchaser, Inc. (3)	First-lien loan ($57,522 par, due 1/2032)	1/12/2026	SOFR + 5.50%	9.15%	56,604	56,262	3.7%
Varinem German BidCo GMBH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	7.63%	13,704	14,738 (EUR 12,791)	1.0%
	First-lien loan (EUR 5,216 par, due 7/2031)	7/11/2024	E + 4.75%	6.88%	5,644	5,960 (EUR 5,173)	0.4%
					96,908	94,973	6.2%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($9,309 par, due 4/2027)	4/25/2022	SOFR + 6.50%	10.17%	9,242	9,263	0.6%

Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	10.77%	27,196	27,522	1.8%
TRP Assets, LLC (3)	First-lien loan ($54,834 par, due 12/2029)	12/20/2024	SOFR + 7.00%	10.70%	53,936	55,809	3.6%
					81,132	83,331	5.4%
Other
Boréal Bidco (3)(4)	First-lien note (EUR 13,741 par, due 3/2032)	3/24/2025	E + 7.00%	9.13% (incl. 4.00% PIK)	14,626	15,594 (EUR 13,535)	1.0%
Kahua, Inc. (3)	First-lien loan ($30,000 par, due 8/2030)	8/22/2025	SOFR + 6.00%	9.67%	29,685	30,000	2.0%
Omnigo Software, LLC (3)	First-lien loan ($13,092 par, due 12/2030)	12/19/2025	SOFR + 5.00%	8.67%	13,023	12,793	0.8%
Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	7.88%	2,685	2,867 (EUR 2,488)	0.2%
Sediver S.p.A. (3)(4)	First-lien note (EUR 6,368 par, due 10/2031)	10/29/2024	E + 5.00%	7.13%	6,733	7,309 (EUR 6,343)	0.5%
	First-lien note ($14,085 par, due 10/2031)	10/29/2024	SOFR + 5.00%	8.70%	13,866	14,049	0.9%
					80,618	82,612	5.4%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($19,737 par, due 5/2030)	5/13/2024	SOFR + 5.75%	9.45%	19,737	20,428	1.3%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($27,177 par, due 8/2031)	8/7/2024	15.00%	15.00%	26,999	29,962	1.9%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 40,905 par, due 12/2030)	12/11/2024	E + 7.25%	9.38%	45,049	45,660 (EUR 39,628)	3.0%
	First-lien loan (GBP 9,953 par, due 12/2030)	12/11/2024	S + 7.25%	10.98%	12,416	12,895 (GBP 9,779)	0.8%
					104,201	108,945	7.0%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 698 par, due 8/2030)	8/9/2024	S + 5.25%	8.98%	872	910 (GBP 690)	0.1%
Retail and Consumer Products
Acosta (3)(13)	First-lien loan ($13,855 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.22%	13,606	13,483	0.9%
American Achievement, Corp. (3)(12)	First-lien loan ($26,611 par, due 9/2027)	9/30/2015	SOFR + 7.35%	11.02% (incl. 10.52% PIK)	25,796	19,626	1.3%
	First-lien loan ($1,323 par, due 9/2027)	6/10/2021	SOFR + 15.10%	18.77% (incl. 18.27% PIK)	1,323	99	0.0%
	Subordinated note ($4,740 par, due 9/2027)	3/16/2021	SOFR + 1.15%	4.81%	545	59	0.0%
Bed Bath and Beyond Inc. (3)(12)(16)	ABL FILO term loan ($5,910 par, due 8/2027)	9/2/2022	SOFR + 9.90%	13.57%	5,851	4,684	0.3%
	Roll Up DIP term loan ($25,255 par)	4/24/2023	SOFR + 7.90%	11.57% PIK	25,255	20,015	1.3%
	Super-Priority DIP term loan ($3,575 par)	4/24/2023	SOFR + 7.90%	11.57%	3,575	2,833	0.2%
Belk, Inc. (3)	First-lien loan ($45,921 par, due 7/2029)	7/22/2024	SOFR + 7.00%	10.67%	45,331	45,806	3.0%
Blazing Star Parent, LLC (3)	First-lien loan ($69,125 par, due 8/2030)	8/28/2025	SOFR + 7.00%	10.67%	68,201	68,434	4.3%
Cordance Operations, LLC (3)	First-lien loan ($65,447 par, due 7/2028)	7/25/2022	SOFR + 8.40%	12.07%	64,759	65,187	4.2%
Neuintel, LLC (3)(5)	First-lien loan ($53,648 par, due 12/2026)	12/20/2021	SOFR + 6.85%	10.52%	53,454	50,697	3.3%
PDI TA Holdings, Inc. (3)	First-lien loan ($20,232 par, due 2/2031)	2/1/2024	SOFR + 6.00%	9.67% (incl. 2.50% PIK)	20,012	19,777	1.3%
	First-lien revolving loan ($1,531 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.17%	1,514	1,494	0.1%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.52%	8,137	8,528 (EUR 7,401)	0.6%
	First-lien revolving loan (EUR 328 par, due 6/2029)	7/11/2023	E + 6.50%	8.52%	374	364 (EUR 316)	0.0%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($50,898 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.16%	49,881	49,280	3.2%
					387,614	370,366	24.0%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($5,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.17%	4,967	4,988	0.3%
Marcura Equities LTD (3)(4)	First-lien loan ($41,962 par, due 8/2029)	8/11/2023	SOFR + 8.25%	11.95% (incl. 4.25% PIK)	41,339	41,752	2.7%
	First-lien loan (GBP 1,118 par, due 8/2029)	8/11/2023	S + 8.25%	11.98% (incl. 4.25% PIK)	1,394	1,467 (GBP 1,113)	0.1%

	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.50%	11.20%	1,620	1,650	0.1%
Project44, Inc. (3)(5)	First-lien loan ($54,481 par, due 11/2027)	11/12/2021	SOFR + 6.35%	10.02%	53,959	53,527	3.5%
Rail Acquisitions LLC	First-lien loan ($22,530 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	9.67%	22,119	22,164	1.4%
	Second-lien note ($22,160 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	19,139	19,516	1.3%
Ranger Intermediate II, LLC (3)	First-lien loan ($69,361 par, due 10/2031)	10/28/2025	SOFR + 5.50%	9.17%	68,385	68,320	4.4%
Shiftmove GMBH (3)(4)(5)	First-lien loan (EUR 36,338 par, due 9/2030)	9/30/2024	E + 6.00%	8.13%	40,028	41,479 (EUR 36,000)	2.7%
					252,950	254,863	16.5%
Total Debt Investments					3,057,466	3,053,979	198.0%

Equity, Structured Credit and Joint Venture Investments
Equity Investments
Business Services
Artisan Topco LP (10)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	1,583	0.1%
Dye & Durham, Ltd. (4)(10)(14)	Common Shares (126,968 shares)	12/3/2021			3,909	356 (CAD 496)	0.0%
Insight Hideaway Aggregator, L.P. (10)	Partnership Interest (329,861 units)	3/19/2024			3,299	3,331	0.2%
Mitnick TA Aggregator, L.P. (10)	Membership Interest (0.43% ownership)	5/2/2022			5,249	2,087	0.2%
Newark FP Co-Invest, L.P. (10)	Partnership (2,527,719 units)	11/8/2023			2,532	1,792	0.1%
Sprinklr, Inc. (10)(14)	Common Shares (283,499 shares)	6/24/2021			2,445	1,701	0.1%
Warrior TopCo LP (10)	Class A Units (423,729 units)	7/7/2023			424	598	0.0%
					19,975	11,448	0.7%
Communications
Celtra Technologies, Inc. (10)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,387	0.1%
IntelePeer Holdings, Inc. (10)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	141	0.0%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	154	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					5,991	1,682	0.1%
Education
EMS Linq, Inc. (10)	Class B Units (5,522,526 units)	12/22/2021			5,523	815	0.1%
Financial Services
AF Eagle Parent, L.P. (10)	Partnership Units (121,329 units)	11/27/2023			4,091	3,815	0.2%
Newport Parent Holdings, L.P. (10)	Class A-2 Units (131,569 units)	12/10/2020			4,177	11,027	0.8%
Oxford Square Capital Corp. (4)(14)	Common Shares (1,620 shares)	8/5/2015			6	3	0.0%
Passport Labs, Inc. (10)	Warrants (17,534 warrants)	4/28/2021			192	1,223	0.1%
TS Imagine, Inc. (15)	Class A Units (600,000 units) (10)	5/14/2021			600	611	0.0%
	Class AA Units (19,093 units)	11/1/2024	20.00%	20.00%	46	45	0.0%
					9,112	16,724	1.1%
Healthcare
Caris Life Sciences, Inc. (10)(14)	Common Shares (714,020 shares)	6/20/2025			8,254	12,767	0.9%
Merative Topco L.P. (10)	Class A-1 Units (989,691 units)	6/30/2022			9,897	13,880	0.9%
Raptor US Buyer II Corp. (10)	Ordinary Shares (13,176 shares)	3/24/2023			2,033	2,150	0.1%
					20,184	28,797	1.9%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(10)	Class A Units (50,140,171 units)	12/21/2018			21,883	125	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,983	168	0.0%
Human Resource Support Services
Axonify, Inc. (4)(10)(15)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	2,325	0.1%
bswift, LLC (10)	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	3,351	0.2%
DaySmart Holdings, LLC (10)	Class A Units (166,811 units)	12/18/2020			1,347	1,747	0.1%
Employment Hero Holdings Pty Ltd. (4)(10)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	4,089 (AUD 5,970)	0.3%
					9,655	11,512	0.7%
Internet Services
Bayshore Intermediate #2, L.P. (10)(15)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	12,526	0.8%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	4,952	0.3%
Bigtincan Holdings L.P. (10)(11)	Class A Units (2,902,890 units)	4/16/2025			3,019	2,786	0.2%
Khoros, LLC (10)(11)(15)	Earnout Interests	5/23/2025			7,614	7,176	0.5%

Lucidworks, Inc. (10)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	454	0.0%
Piano Software, Inc. (10)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	2,400	0.2%
	Series C-2 Preferred Shares (27,588 shares)	11/18/2022			198	316	0.0%
SMA Technologies Holdings, LLC (10)	Class A Units (1,584 units)	11/21/2022			1,584	2,297	0.1%
	Class B Units (1,124,813 units)	11/21/2022			68	99	0.0%
					28,614	33,006	2.1%
Marketing Services
Validity, Inc. (10)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	9,024	0.6%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (10)(15)	Preferred Units (13,355 units)	6/30/2022			—	—	0.0%
TRP Assets, LLC (10)(15)	Partnership Interest (1.89% ownership)	8/25/2022			8,926	11,916	0.8%
					8,926	11,916	0.8%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(10)	Warrants (14,256 warrants)	8/5/2020			1,029	—	0.0%
Elysium BidCo Limited (4)(10)	Convertible Preference Shares (4,976,563 Shares)	12/11/2024			6,341	6,891 (GBP 5,225)	0.4%
					7,370	6,891	0.4%
Retail and Consumer Products
American Achievement, Corp. (10)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (13)	Trust Certificates (996,958 Certificates)	1/30/2021			1,083	10,767	0.7%
Neuintel, LLC (10)(15)	Class A Units (1,176,494 units)	12/20/2021			3,000	60	0.0%
					4,083	10,877	0.7%
Transportation
RailTrac Holdings Inc. (10)	Warrants (3,059 warrants)	1/27/2025			2,717	2,717	0.2%
Ranger Parent I, Inc. (11)	Series A-1 Preferred Shares (5,639 Shares)	10/28/2025	14.50%	14.50% PIK	5,362	5,103	0.4%
	Warrants (3,841 warrants) (10)	10/28/2025			312	312	0.0%
					8,391	8,132	0.6%
Total Equity Investments					153,647	150,992	9.7%

Structured Credit Investments
Apidos CLO, Series 2015-23A (3)(4)(13)	Structured Credit ($4,000 par, due 4/2033)	9/3/2025	SOFR + 5.20%	8.87%	4,015	3,931	0.3%
Ares CLO Ltd, Series 2022-63A (3)(4)(13)	Structured Credit ($2,500 par, due 10/2038)	8/7/2025	SOFR + 6.00%	9.67%	2,523	2,325	0.1%
Ares CLO Ltd, Series 2022-64A (3)(4)(13)	Structured Credit ($2,000 par, due 10/2039)	9/4/2025	SOFR + 6.50%	10.17%	2,043	1,912	0.1%
Ares CLO Ltd, Series 2024-72A (3)(4)(13)	Structured Credit ($3,500 par, due 7/2036)	8/7/2025	SOFR + 6.00%	9.67%	3,545	3,255	0.2%
Benefit Street Partners CLO Ltd, Series 2025-39A (3)(4)(13)	Structured Credit ($1,725 par, due 4/2038)	7/16/2025	SOFR + 4.50%	8.17%	1,725	1,670	0.1%
Birch Grove CLO Ltd, Series 2025-14A (3)(4)(13)	Structured Credit ($1,250 par, due 7/2037)	9/2/2025	SOFR + 6.65%	10.32%	1,268	1,250	0.1%
Canyon CLO Ltd, Series 2025-1A (3)(4)(13)	Structured Credit ($1,125 par, due 4/2038)	7/28/2025	SOFR + 4.75%	8.42%	1,118	1,090	0.1%
Carlyle US CLO Ltd, Series 2017-2A (3)(4)(13)	Structured Credit ($2,500 par, due 7/2037)	9/3/2025	SOFR + 7.56%	11.23%	2,546	2,394	0.1%
Carlyle US CLO Ltd, Series 2021-1A (3)(4)(13)	Structured Credit ($3,225 par, due 1/2040)	8/7/2025	SOFR + 7.30%	10.97%	3,321	3,134	0.2%
CarVal CLO Ltd, Series 2021-2A (3)(4)(13)	Structured Credit ($2,000 par, due 10/2034)	9/9/2025	SOFR + 7.01%	10.68%	2,013	1,853	0.1%
CarVal CLO Ltd, Series 2023-1A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2037)	8/13/2025	SOFR + 6.35%	10.02%	3,030	2,805	0.2%
CIFC Funding Ltd, Series 2020-4A (3)(4)(13)	Structured Credit ($4,000 par, due 1/2040)	7/29/2025	SOFR + 4.90%	8.57%	4,026	3,856	0.2%
CIFC Funding Ltd, Series 2021-7A (3)(4)(13)	Structured Credit ($2,800 par, due 1/2035)	9/8/2025	SOFR + 4.90%	8.57%	2,809	2,684	0.2%
CIFC Funding Ltd, Series 2022-4A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2035)	8/27/2025	SOFR + 5.25%	8.92%	3,008	2,873	0.1%
Diameter Capital CLO Ltd, Series 2025-9A (3)(4)(13)	Structured Credit ($3,500 par, due 4/2038)	9/2/2025	SOFR + 4.70%	8.37%	3,530	3,407	0.2%
Goldentree Loan Management US CLO Ltd, Series 2022-16A (3)(4)(13)	Structured Credit ($5,000 par, due 1/2038)	9/16/2025	SOFR + 4.50%	8.17%	4,974	4,843	0.3%
Goldentree Loan Management US CLO Ltd, Series 2023-17A (3)(4)(13)	Structured Credit ($3,000 par, due 1/2039)	7/16/2025	SOFR + 5.40%	9.07%	3,021	2,942	0.2%
Lake George Park CLO Ltd, Series 2025-1A (3)(4)(13)	Structured Credit ($4,500 par, due 4/2038)	8/27/2025	SOFR + 4.60%	8.27%	4,500	4,357	0.3%
Madison Park Funding Ltd, Series 2025-65A (3)(4)(13)	Structured Credit ($4,400 par, due 7/2038)	8/19/2025	SOFR + 5.00%	8.67%	4,408	4,219	0.3%

Madison Park Funding Ltd, Series 2025-72A (3)(4)(13)	Structured Credit ($4,500 par, due 7/2038)	8/18/2025	SOFR + 5.25%	8.92%	4,550	4,359	0.3%
Neuberger Berman CLO Ltd, Series 2017-16SA (3)(4)(13)	Structured Credit ($4,000 par, due 4/2039)	7/28/2025	SOFR + 4.90%	8.57%	4,009	3,859	0.3%
Neuberger Berman CLO Ltd, Series 2015-20A (3)(4)(13)	Structured Credit ($1,150 par, due 4/2039)	7/28/2025	SOFR + 4.75%	8.42%	1,151	1,113	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2017-24A (3)(4)(13)	Structured Credit ($1,000 par, due 10/2038)	8/25/2025	SOFR + 7.00%	10.67%	1,024	961	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2019-33A (3)(4)(13)	Structured Credit ($2,000 par, due 4/2039)	9/9/2025	SOFR + 5.50%	9.17%	2,029	1,955	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2021-44A (3)(4)(13)	Structured Credit ($1,000 par, due 10/2035)	8/15/2025	SOFR + 5.15%	8.82%	1,006	956	0.1%
Oaktree CLO Ltd, Series 2022-2A (3)(4)(13)	Structured Credit ($3,500 par, due 10/2037)	7/17/2025	SOFR + 6.40%	10.07%	3,541	3,411	0.2%
Octagon 67 Ltd, Series 2023-1A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2038)	9/4/2025	SOFR + 7.41%	11.08%	3,100	2,896	0.2%
Oha Credit Funding Ltd, Series 2025-22A (3)(4)(13)	Structured Credit ($1,250 par, due 7/2038)	7/24/2025	SOFR + 5.55%	9.22%	1,271	1,234	0.1%
Palmer Square CLO Ltd, Series 2021-4 (3)(4)(13)	Structured Credit ($4,000 par, due 7/2038)	9/16/2025	SOFR + 5.75%	9.42%	4,036	3,722	0.2%
Palmer Square CLO Ltd, Series 2025-1A (3)(4)(13)	Structured Credit ($2,250 par, due 4/2038)	8/21/2025	SOFR + 4.50%	8.17%	2,251	2,178	0.1%
Pikes Peak CLO Ltd, Series 2023-14A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2038)	7/30/2025	SOFR + 6.00%	9.67%	3,066	2,832	0.2%
Regatta Funding Ltd, Series 2020-1A (3)(4)(13)	Structured Credit ($1,000 par, due 10/2037)	7/17/2025	SOFR + 6.50%	10.17%	1,019	964	0.1%
Riverbank Park CLO Ltd, Series 2024-1A (3)(4)(13)	Structured Credit ($4,500 par, due 1/2038)	7/29/2025	SOFR + 4.80%	8.47%	4,528	4,121	0.3%
RR Ltd, Series 2021-19A (3)(4)(13)	Structured Credit ($1,000 par, due 4/2040)	7/17/2025	SOFR + 4.70%	8.37%	999	980	0.1%
Texas Debt Capital CLO Ltd, Series 2023-1A (3)(4)(13)	Structured Credit ($2,000 par, due 7/2038)	8/12/2025	SOFR + 4.95%	8.62%	2,023	1,973	0.1%
Whitebox CLO Ltd, Series 2023-4A (3)(4)(13)	Structured Credit ($1,500 par, due 4/2036)	8/20/2025	SOFR + 6.48%	10.15%	1,528	1,491	0.1%
Total Structured Credit Investments					98,554	93,805	6.1%

Joint Venture Investments
Structured Credit Partners JV, LLC (4)(6)(11)	Partnership Interest (25.00% ownership)	12/23/2025			14,665	14,665	1.0%

Total Equity, Structured Credit and Joint Venture Investments					266,866	259,462	16.8%
Total Investments					$3,324,332	$3,313,441	214.8%

	Interest Rate Swaps as of March 31, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	$300,000	$(3,675)	$—	$2,110
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	2,047	—	(2,448)
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	616	—	(2,691)
Interest rate swap (a)(b)	5.625%	SOFR + 1.53%	8/15/2030	300,000	5,740	—	(2,544)
Total Hedge Accounting Swaps				1,250,000	4,728	—	(5,573)
Cash collateral				—	28,072	—	—
Total derivatives				$1,250,000	$32,800	$—	$(5,573)

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average (“SONIA”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 20.8% of total assets as of March 31, 2026.
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
(6)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” (as defined in the 1940 Act) of this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended March 31, 2026 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-Controlled, Affiliated Investments during the three months ended March 31, 2026

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2026	Interest Income	Dividend Income	Other Income
Structured Credit Partners JV, LLC	$—	$14,665	$—	$—	$—	$—	$14,665	$—	$223	$—
Total	$—	$14,665	$—	$—	$—	$—	$14,665	$—	$223	$—

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

(7)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2026 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the three months ended March 31, 2026

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2026	Interest Income	Dividend Income	Other Income
IRGSE Holding Corp.	$58,372	$2,370	$—	$(2,237)	$—	$—	$58,505	$1,971	$—	$9
Total	$58,372	$2,370	$—	$(2,237)	$—	$—	$58,505	$1,971	$—	$9
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

(8)
As of March 31, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $3,334,261 resulting in estimated gross unrealized gains and losses of $243,959 and $283,761, respectively.
(9)
In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.

(10)
This investment is non-income producing.
(11)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $30,042, or 1.9% of the Company’s net assets.
(12)
Investment is on non-accrual status as of March 31, 2026.
(13)
This investment is valued using observable inputs and is considered a Level 2 investment. See Note 6 for further information related to investments at fair value.
(14)
This investment is valued using observable inputs and is considered a Level 1 investment. See Note 6 for further information related to investments at fair value.
(15)
Ownership of equity investments may occur through a holding company or partnership.
(16)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $16.4 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	94,705,150	$954	664,250	$(10,459)	$1,535,583	$81,643	$1,607,721
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	39,842	39,842
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(26,524)	(26,524)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(39,343)	(39,343)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	314,450	3	—	—	5,485	—	5,488
Dividends declared from distributable earnings	—	—	—	—	—	(44,511)	(44,511)
Balance at March 31, 2026	95,019,600	$957	664,250	$(10,459)	$1,541,068	$11,107	$1,542,673

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	93,661,436	$943	664,250	$(10,459)	$1,519,337	$97,708	$1,607,529
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	57,978	57,978
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(21,860)	(21,860)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	837	837
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	302,922	3	—	—	6,437	—	6,440
Dividends declared from distributable earnings	—	—	—	—	—	(49,641)	(49,641)
Balance at March 31, 2025	93,964,358	$946	664,250	$(10,459)	$1,525,774	$85,022	$1,601,283

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$(26,025)	$36,955
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	34,925	10,817
Net change in unrealized (gains) losses on foreign currency transactions	(8,401)	11,043
Net realized (gains) losses on investments	39,257	(1,115)
Net realized (gains) losses on foreign currency transactions	3	(25)
Net amortization of discount on investments	(4,637)	(6,159)
Amortization of deferred financing costs	1,718	1,494
Amortization of discount on debt	495	395
Purchases and originations of investments, net	(162,769)	(183,742)
Proceeds from investments, net	8,173	3,721
Repayments on investments	125,650	288,163
Paid-in-kind interest	(6,719)	(5,281)
Changes in operating assets and liabilities:
Interest receivable	(164)	(561)
Interest receivable paid-in-kind	(251)	(80)
Prepaid expenses and other assets	(996)	(2,090)
Management fees payable to affiliate	(519)	(279)
Incentive fees on net investment income payable to affiliate	(1,885)	(497)
Incentive fees on net capital gains accrued to affiliate	—	(3,686)
Payable to affiliate	(358)	(934)
Other liabilities	(20,851)	1,780
Net Cash Provided by (Used in) Operating Activities	(23,354)	149,919
Cash Flows from Financing Activities
Borrowings on debt	310,289	530,044
Repayments on debt	(238,395)	(609,518)
Deferred financing costs	—	(7,303)
Dividends paid to stockholders	(39,024)	(43,201)
Net Cash Provided by (Used in) Financing Activities	32,870	(129,978)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	9,516	19,941
Cash, cash equivalents, and restricted cash, beginning of period	19,662	27,328
Cash, Cash Equivalents, and Restricted Cash, End of Period	$29,178	$47,269
Supplemental Information:
Interest paid during the period	$43,841	$45,459
Excise and other taxes paid during the period	$4,604	$4,500
Dividends declared during the period	$44,511	$49,641

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$5,488	$6,440

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”), on February 12, 2026.

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At March 31, 2026, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three months ended March 31, 2026 and 2025, the Company recorded a net expense of $1.2 million and $1.4 million, respectively, for U.S. federal excise tax and other taxes.

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

Recent Accounting Standards and Regulatory Updates

In December 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470): Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company adopted ASU 2024-04, effective March 31, 2026, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

In March 2026, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”)”, which intends to improve the guidance in Topic 270, Interim Reporting, in order to improve navigability of required interim disclosures and clarify when that guidance is applicable. This update is effective for interim periods in fiscal years beginning after December 15, 2027. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

In March 2026, the FASB issued ASU No. 2025-12, “Codification Improvements”, which is part of a standing project to address suggestions received from stakeholders that intends to clarify accounting guidance, correct errors and make technical corrections to the Accounting Standards Codification. This update is effective for interim periods in fiscal years beginning after December 15, 2026, though early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

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

For the three months ended March 31, 2026 and 2025, the Company incurred expenses of $0.9 million and $1.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.

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

For the three months ended March 31, 2026 and 2025, Management Fees (gross of waivers) were $12.6 million and $13.1 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the three months ended March 31, 2026 and 2025, the Adviser waived Management Fees of $0.3 million and $0.4 million, respectively, pursuant to the Leverage Waiver.

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

For the three months ended March 31, 2026 and 2025, Incentive Fees were $8.5 million and $7.8 million, respectively, of which $8.5 million and $11.5 million, respectively, were realized and payable to the Adviser. For the three months ended March 31, 2026, there were no Incentive Fees accrued related to Capital Gains Fees. For the three months ended March 31, 2025, $(3.7) million of Incentive Fees were accrued related to Capital Gains Fees. As of March 31, 2026, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,963,245	$2,959,032	$(4,213)
Second-lien debt investments	31,369	31,195	(174)
Mezzanine debt investments	62,852	63,752	900
Equity investments	153,647	150,992	(2,655)
Structured credit investments	98,554	93,805	(4,749)
Joint venture investments	14,665	14,665	—
Total Investments	$3,324,332	$3,313,441	$(10,891)

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,934,162	$2,984,501	$50,339
Second-lien debt investments	69,631	30,678	(38,953)
Mezzanine debt investments	61,150	61,684	534
Equity and other investments	159,782	172,582	12,800
Structured credit investments	98,557	97,872	(685)
Total Investments	$3,323,282	$3,347,317	$24,035

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Business Services	11.2%	13.4%
Chemicals	1.2%	1.2%
Communications	1.2%	1.5%
Education	3.2%	3.1%
Electronics	0.8%	0.8%
Financial Services	3.6%	3.5%
Healthcare	8.8%	9.0%
Hotel, Gaming and Leisure	8.9%	8.0%
Human Resource Support Services	7.9%	9.0%
Internet Services	18.3%	18.3%
Manufacturing	2.7%	1.2%
Marketing Services	0.3%	0.3%
Office Products	0.3%	0.3%
Oil, Gas and Consumable Fuels	2.9%	2.8%
Other (1)	5.8%	5.3%
Pharmaceuticals	3.5%	2.7%
Real Estate (2)	0.0%	0.0%
Retail and Consumer Products	11.5%	11.6%
Transportation	7.9%	8.0%
Total	100.0%	100.0%

(1)
Includes structured credit and joint venture investments.
(2)
Value sums to less than 0.1%.

The geographic composition of investments at fair value at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
United States
Midwest	12.5%	12.5%
Northeast	18.0%	18.6%
South	22.9%	23.2%
West	28.5%	29.8%
Australia	0.1%	0.2%
Canada	3.1%	1.5%
Finland (1)	0.0%	0.0%
France	1.6%	1.6%
Germany	3.5%	3.5%
Italy	0.6%	0.6%
Netherlands	0.4%	0.4%
Norway	3.3%	3.3%
Sweden	0.8%	0.8%
United Kingdom	4.7%	4.0%
Total	100.0%	100.0%
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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three months ended March 31, 2026 and 2025:

			For the Three Months Ended March 31, 2026
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	8/1/2026	$300,000	$(4,195)	$1,792	$(2,403)
Interest rate swap	8/14/2028	300,000	(4,952)	5,213	261
Interest rate swap	3/1/2029	350,000	(5,297)	5,359	62
Interest rate swap	8/15/2030	300,000	(3,865)	4,172	307
Total		$1,250,000	$(18,309)	$16,536	$(1,773)

			For the Three Months Ended March 31, 2025
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	8/1/2026	$300,000	$(4,788)	$1,833	$(2,955)
Interest rate swap	8/14/2028	300,000	(5,453)	5,213	(240)
Interest rate swap	3/1/2029	350,000	(5,881)	5,359	(522)
Interest rate swap	8/15/2030	300,000	(1,367)	1,406	39
Total		$1,250,000	$(17,489)	$13,811	$(3,678)

For the three months ended March 31, 2026 and 2025, the Company recognized $5.5 million of unrealized losses and $17.6 million of unrealized gains, respectively, on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, this amount was offset by an increase of $2.1 million and $3.4 million, respectively, for a change in carrying value of the 2026 Notes, a decrease of $2.4 million and an increase of $3.6 million, respectively, for a change in carrying value of the 2028 Notes, a decrease of $2.7 million and an increase of $5.0 million, respectively, for a change in carrying value of the 2029 Notes and a decrease of $2.5 million and an increase of $5.6 million, respectively, for a change in carrying value of the 2030 Notes.

As of March 31, 2026, the swap transactions had a fair value of $4.7 million, which is netted against cash collateral of $28.1 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2025, the swap transactions had a fair value of $10.3 million, which is netted against cash collateral of $16.7 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2026 and December 31, 2025:

	Fair Value Hierarchy at March 31, 2026
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$16,067	$2,942,965	$2,959,032
Second-lien debt investments	—	122	31,073	31,195
Mezzanine debt investments	—	—	63,752	63,752
Equity investments	14,826	10,767	125,399	150,992
Structured credit investments	—	93,805	—	93,805
Joint venture investments	—	—	14,665	14,665
Total investments at fair value	$14,826	$120,761	$3,177,854	$3,313,441
Interest rate swaps	—	4,728	—	4,728
Total	$14,826	$125,489	$3,177,854	$3,318,169

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$28,204	$2,956,297	$2,984,501
Second-lien debt investments	—	222	30,456	30,678
Mezzanine debt investments	—	—	61,684	61,684
Equity investments	28,169	11,016	133,397	172,582
Structured credit investments	—	97,872	—	97,872
Total investments at fair value	$28,169	$137,314	$3,181,834	$3,347,317
Interest rate swaps	—	10,301	—	10,301
Total	$28,169	$147,615	$3,181,834	$3,357,618

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2026 and 2025:

	As of and for the Three Months Ended
	March 31, 2026
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and structured credit investments	Joint venture investments	Total
Balance, beginning of period	$2,956,297	$30,456	$61,684	$133,397	$—	$3,181,834
Purchases or originations	148,095	—	—	9	14,665	162,769
Repayments / redemptions	(116,146)	—	—	—	—	(116,146)
Sales Proceeds	10	—	—	—	—	10
Paid-in-kind interest	3,873	1,136	1,667	—	—	6,676
Net change in unrealized gains (losses)	(53,390)	38,849	367	(4,470)	—	(18,644)
Net realized gains (losses)	5	(39,489)	—	(3,255)	—	(42,739)
Net amortization of discount on securities	4,221	121	34	—	—	4,376
Transfers within Level 3	—	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	(282)	—	(282)
Balance, End of Period	$2,942,965	$31,073	$63,752	$125,399	$14,665	$3,177,854

Dye & Durham, Ltd. was transferred out of Level 3 into Level 1 for fair value measurement purposes during the three months ended March 31, 2026, as a result of changes in the observability of inputs into the security valuation for these portfolio companies.

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

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2026 and 2025:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	March 31, 2026 on	March 31, 2025 on
	Investments Held at	Investments Held at
	March 31, 2026	March 31, 2025
First-lien debt investments	$(50,872)	$(2,959)
Second-lien debt investments	(640)	(2,486)
Mezzanine debt investments	367	(728)
Equity and other investments	(4,470)	746
Joint venture investments	—	—
Total	$(55,615)	$(5,427)

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2026
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,942,965	Income approach (1)	Discount rate	7.1% — 25.0% (12.2%)	Decrease
Second-lien debt investments	31,073	Income approach	Discount rate	12.4% — 15.7% (14.8%)	Decrease
Mezzanine debt investments	63,752	Income approach (2)	Discount rate	8.0% — 12.1% (11.4%)	Decrease
Equity investments	125,399	Market Multiple (3)	Comparable multiple	1.5x — 20.0x (10.9x)	Increase
Joint venture investments	14,665	Income approach (4)	Discount rate	—	Decrease
Total	$3,177,854

(1)
Includes $105.6 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $15.1 million of equity investments which were valued using an asset valuation waterfall and $20.4 million of equity investments which were valued using a discounted cash flow analysis.
(4)
Includes $14.7 million of joint venture investments which, due to the proximity of the transactions relative to the measurement date, were valued using the cost of the investments.

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

Sixth Street affiliates own 50.0% of the equity interests in SCP and Carlyle affiliates own 50.0%, with investment decisions requiring approval by representatives of both the Sixth Street affiliates and the Carlyle affiliates. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Funding of such commitments requires the approval of

SCP’s board of managers, including the board members appointed by the Company. SCP’s board of managers consists of an equal number of representatives appointed by the Sixth Street-affiliated members of SCP and the Carlyle-affiliated members of SCP. Portfolio construction and investment decisions must be unanimously approved by SCP’s investment committee, as delegated by the board of managers of SCP. Our investment in SCP is made with certain of our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. Because the Company does not own more than 25% of the voting interests of SCP, the Company does not believe that it has control over SCP for accounting purposes under U.S. GAAP or for purposes of the 1940 Act and therefore, does not consolidate SCP.

As of March 31, 2026 SCP had total capital commitments of $600.0 million comprised of $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $100.0 million of capital commitments from Sixth Street Lending Partners, $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of March 31, 2026, SCP had the following contributed capital and unfunded commitments from its members:

March 31, 2026
Total contributed capital by Sixth Street Specialty Lending Inc.	$14,665
Total contributed capital by Sixth Street Lending Partners	7,335
Total contributed capital by Carlyle	22,000
Total contributed capital	$44,000
Total unfunded commitments by Sixth Street Specialty Lending Inc.	185,336
Total unfunded commitments by Sixth Street Lending Partners	92,666
Total unfunded commitments by Carlyle	278,002
Total unfunded commitments	$556,004

As of March 31, 2026, SCP had three wholly owned subsidiaries: (i) Carlyle US CLO 2026-A, Ltd., a Cayman Islands corporation, formed on December 23, 2025; (ii) Carlyle US CLO 2026-B, Ltd., a Cayman Islands corporation, formed on January 5, 2026 and (iii) Sixth Street SCP Warehouse 2, Ltd., a Cayman Islands corporation, formed on January 14, 2026. Each subsidiary primarily invests in broadly syndicated loans. As the subsidiaries are wholly owned subsidiaries, they are consolidated in SCP’s unaudited consolidated financial statements commencing from the date of their respective formation.

Below is selected consolidated balance sheet information for SCP as of March 31, 2026:

March 31, 2026
Selected Consolidated Balance Sheet Information:
Assets
Investments at fair value (amortized cost of $1,033,006)	$1,028,239
Cash and cash equivalents (1)	12,389
Prepaid expenses and other assets	4,042
Total Assets	$1,044,670
Liabilities and Members' Equity
Secured borrowings	$320,581
Dividend payable	670
Accrued expenses and other liabilities	684,707
Members equity (2)	38,712
Total Liabilities and Members' Equity	$1,044,670

(1)
As of March 31, 2026, none of SCP’s cash and cash equivalents was restricted.
(2)
As of March 31, 2026, the fair value of the Company’s ownership interest in the members’ equity was $14,665.

Below is selected consolidated statement of operations information for SCP for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
Selected Consolidated Statement of Operations Information:
Total Investment Income	$1,450
Expenses
Interest expense	531
Other expenses	800
Total expenses	1,331
Net Investment Income	119
Net change in unrealized gains (losses) on investments	(4,767)
Net realized gains (losses) on investments	30
Increase (Decrease) in Net Assets Resulting from Operations	$(4,618)

For the three months ended March 31, 2026, SCP declared $0.7 million in distributions, of which $0.2 million was recognized as dividend income in the Company’s Unaudited Statements of Operations. As of March 31, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 10.7%.

Below is a summary of SCP’s portfolio as of March 31, 2026:

March 31, 2026
Senior secured loans (1)	$1,044,693
Weighted average yield on senior secured loans at amortized cost	6.92%
Weighted average yield on senior secured loans at fair value	6.95%
Weighted average spread on senior secured loans	2.89%
Number of portfolio companies in SCP	334
Percentage of loans at floating interest rates	100.0%

(1)
At par amount

The industry composition of SCP’s portfolio at fair value as of March 31, 2026 is as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$40,712	$40,659	3.9%
Auto Aftermarket & Services	30,623	30,497	3.0%
Beverage & Food	32,615	32,606	3.2%
Business Services	130,746	130,199	12.6%
Capital Equipment	59,961	59,813	5.8%
Chemicals, Plastics & Rubber	21,009	20,809	2.0%
Construction & Building	41,280	40,894	4.0%
Consumer goods: Durable	16,495	16,416	1.6%
Consumer goods: Non-durable	13,240	13,156	1.3%
Consumer Services	84,546	84,303	8.2%
Containers, Packaging & Glass	30,493	30,035	2.9%
Diversified Financial Services	121,301	120,611	11.7%
Energy: Electricity	5,451	5,436	0.5%
Energy: Oil & Gas	15,418	15,414	1.5%
Environmental Industries	8,720	8,742	0.9%
Forest Products & Paper	5,386	5,130	0.5%
Healthcare & Pharmaceuticals	60,156	60,096	5.8%
High Tech Industries	72,970	72,589	7.1%
Leisure Products & Services	66,587	66,372	6.5%
Media: Advertising, Printing & Publishing	12,110	12,118	1.2%
Media: Broadcasting & Subscription	2,723	2,717	0.3%
Media: Diversified & Production	21,050	21,072	2.0%
Metals & Mining	3,981	3,975	0.4%
Retail	22,661	22,493	2.2%
Telecommunications	10,481	10,454	1.0%
Transportation: Cargo	5,198	5,184	0.5%
Transportation: Consumer	19,309	19,194	1.9%
Utilities: Electric	3,187	3,202	0.3%
Utilities: Oil & Gas	1,954	1,948	0.2%
Wholesale	72,643	72,105	7.0%
Total	$1,033,006	$1,028,239	100.0%

The geographic composition of SCP’s portfolio at fair value as of March 31, 2026 is as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,855	$1,849	0.2%
Bermuda	1,359	1,386	0.1%
Canada	11,106	11,021	1.1%
Denmark	589	587	0.1%
Germany	15,050	15,048	1.4%
Hong Kong	3,210	3,174	0.3%
Luxembourg	19,525	19,446	1.9%
Netherlands	13,418	13,314	1.3%
United Kingdom	15,189	15,126	1.5%
United States	951,705	947,288	92.1%
Total	$1,033,006	$1,028,239	100.0%

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of March 31, 2026 and December 31, 2025, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2026 Notes	$300,000	$297,152	$300,000	$296,659
2028 Notes	300,000	306,794	300,000	314,473
2029 Notes	350,000	351,822	350,000	361,359
2030 Notes	300,000	294,065	300,000	303,186
Total	$1,250,000	$1,249,833	$1,250,000	$1,275,677

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

As of March 31, 2026, aggregate commitments under the Revolving Credit Facility were $1.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

Pursuant to the Seventeenth Amendment dated May 1, 2026, with respect to $1.525 billion of commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the Revolving Credit Facility, was extended to May 1, 2030 and the stated maturity was extended to May 1, 2031.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2026, the Company had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.7 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 220.0 million and Euro (EUR) of 270.7 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above. As of December 31, 2025, the Company had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.5 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 218.0 million and Euro (EUR) of 245.9 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table above.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2026 and December 31, 2025, the Company had $22.8 million and $21.7 million outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the terms of the Revolving Credit Facility.

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

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(3.7) million and $(5.8) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $2.1 million and $4.5 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $0.6 million and $3.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, the Company's effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $5.7 million and $8.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the 2026 Notes, 2028 Notes, 2029 Notes, and 2030 Notes were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$16,666	$14,134
Accretion of original issue discount	495	395
Amortization of deferred financing costs	824	711
Total Interest Expense	$17,985	$15,240

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. During the three months ended March 31, 2026 and 2025, the Company received $16.5 million and $13.8 million, respectively, and paid $18.3 million and $17.5 million respectively, related to the settlements of its interest rate swaps related to the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. These net amounts are included in interest expense in the Company’s Consolidated Statements of Operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of March 31, 2026, the components of the carrying value of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes and the stated interest rates were as follows:

	March 31, 2026
	2026 Notes	2028 Notes	2029 Notes	2030 Notes
Principal amount of debt	$300,000	$300,000	$350,000	$300,000
Original issue discount, net of accretion	(143)	(928)	(2,050)	(2,954)
Deferred financing costs	(252)	(2,051)	(2,873)	(3,276)
Fair value of an effective hedge	(3,675)	2,047	616	5,740
Carrying value of debt	$295,930	$299,068	$345,693	$299,510
Stated interest rate	2.50%	6.95%	6.13%	5.63%

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

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of March 31, 2026, the Company's swap-adjusted interest rate on the 2026 Notes, 2028 Notes, 2029 Notes and 2030 notes was SOFR plus 2.17%, 2.99%, 2.44% and 1.53%, respectively. As of December 31, 2025, the Company's swap-adjusted interest rate on the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes was SOFR plus 2.17%, 2.99%, 2.44% and 1.53%, respectively.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the terms of the indentures governing the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 184.7% and 191.5% respectively.

Debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,675,000	$577,432	$1,074,795	$563,190
2026 Notes	300,000	300,000	—	295,930
2028 Notes	300,000	300,000	—	299,068
2029 Notes	350,000	350,000	—	345,693
2030 Notes	300,000	300,000	—	299,510
Total Debt	$2,925,000	$1,827,432	$1,074,795	$1,803,391

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $14.2 million, $0.4 million, $3.0 million, $4.9 million and $6.2 million, respectively.

(3)
The carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented inclusive of an incremental $(3.7) million, $2.1 million, $0.6 million and $5.7 million, respectively, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, each resulting from a hedge accounting relationship.

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

For the three months ended March 31, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$23,399	$26,780
Commitment fees	873	624
Amortization of deferred financing costs	1,718	1,494
Accretion of original issue discount	495	395
Swap settlement	1,773	3,678
Total Interest Expense	$28,258	$32,971
Average debt outstanding (in millions)	$1,830.9	$1,908.1
Weighted average interest rate	5.5%	6.4%

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

As of March 31, 2026 and December 31, 2025, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver	$241	$246
Aledade, Inc. - Revolver	22,750	24,136
American Achievement, Corp. - Revolver	2,403	2,403
Arcwood Environmental, Inc. - Revolver	1,815	1,815
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	26,645	27,643
Artisan Bidco, Inc. - Revolver	1,429	1,429
AVSC Holding Corp. - Revolver	3,963	4,833
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5,575	5,575
Bayshore Intermediate #2, L.P. - Revolver	2,734	2,734
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	324	324
Cirrus (Bidco) Ltd - Delayed Draw	440	448
Cordance Operations, LLC - Delayed Draw & Revolver	2,053	2,594
Coupa Holdings, LLC - Delayed Draw & Revolver	6,809	6,809
Crewline Buyer, Inc. - Revolver & Equity	6,148	6,148
EDB Parent, LLC - Delayed Draw	3,621	5,603
Elysian Finco Ltd. - Revolver	1,070	764
EMS Linq, Inc. - Revolver	5,481	5,868
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,466	6,134
Eventus Buyer, LLC - Delayed Draw & Revolver	10,733	8,633
ExtraHop Networks, Inc. - Revolver	223	446
Flight Intermediate HoldCo, Inc. - Delayed Draw	30,893	32,131
Galileo Parent, Inc. - Revolver	—	3,462
Greenshoot Bidco B.V. - Revolver	362	461
Hippo XPA Bidco AB - Delayed Draw & Revolver	9,103	9,407
HireVue, Inc. - Delayed Draw	7,643	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	10,227	9,818
Ingenovis Health Finance, LLC - Revolver	32,500	32,500
IRGSE Holding Corp. - Revolver	3,337	5,707
Kahua, Inc. - Delayed Draw	—	5,000
Kangaroo Bidco AS - Delayed Draw	4,375	4,375
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	4,910	6,749
Kryptona BidCo US, LLC - Revolver	2,165	2,165
LeanTaaS Holdings, Inc. - Delayed Draw	11,520	12,015
Leg Purchaser Inc. - Revolver	5,478	—
LIHA Holdco B.V. - Delayed Draw & Revolver	157	753
Lynx BidCo - Delayed Draw & Revolver	6,733	6,733
Marcura Equities LTD - Revolver	1,667	1,667
MindBody, Inc. - Revolver	3,611	—
Omnigo Software, LLC - Delayed Draw & Revolver	1,875	1,875
PDI TA Holdings, Inc. - Revolver	109	437
Rail Acquisitions LLC - Delayed Draw & Revolver	5,660	5,660
RainFocus, LLC - Delayed Draw	3,752	5,322
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,208	1,231
Raptor US Buyer II Corp. - Revolver	600	600
Sapphire Software Buyer, Inc. - Revolver	3,243	3,243
Scorpio Bidco - Delayed Draw	564	575
Sediver S.p.A. - Delayed Draw	4,035	4,113
Severin Acquisition, LLC - Delayed Draw & Revolver	3,783	4,380
Shiftmove GmbH - Delayed Draw	9,981	10,174
SMA Technologies Holdings, LLC - Revolver	1,009	1,009
Sport Alliance GmbH - Revolver	480	489
Structured Credit Partners JV, LLC - Equity	185,336	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	22,070	23,799
TRP Assets, LLC - Delayed Draw	10,166	10,166
TS Imagine Inc. - Revolver	434	768
USA Debusk LLC - Delayed Draw & Revolver	1,038	2,519

Varinem German Bidco GmbH - Delayed Draw	3,875	4,917
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	7,949	8,814
Wrangler Topco, LLC - Delayed Draw & Revolver	626	888
Total Portfolio Company Commitments (1)(2)	$512,397	$338,507

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

Other Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the three months ended March 31, 2026 and 2025. All shares issued to stockholders in the tables below are newly issued shares.

	For the three months ended
	March 31, 2026
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 12, 2026	Supplemental	February 27, 2026	March 20, 2026	6,241
February 12, 2026	Base	March 16, 2026	March 31, 2026	308,209
Total Shares Issued				314,450

	For the three months ended
	March 31, 2025
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	39,839
February 13, 2025	Base	March 14, 2025	March 31, 2025	263,083
Total Shares Issued				302,922
(1)
See Note 11 for further information on base, supplemental and special dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 4, 2025 (expiring May 31, 2026). Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market, from time to time, at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased during the three months ended March 31, 2026 and 2025.

At the Market Offerings

The Company is a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company's common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of March 31, 2026.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Increase (decrease) in net assets resulting from operations	$(26,025)	$36,955
Weighted average shares of common stock outstanding—basic and diluted	94,709,407	93,669,671
Earnings per common share—basic and diluted	$(0.27)	$0.39

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 12, 2026	Supplemental	February 27, 2026	March 20, 2026	$0.01
February 12, 2026	Base	March 16, 2026	March 31, 2026	0.46
Total Dividends Declared				$0.47

	For the three months ended
	March 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	$0.07
February 13, 2025	Base	March 14, 2025	March 31, 2025	0.46
Total Dividends Declared				$0.53

The dividends declared during the three months ended March 31, 2026 and 2025 were derived from net investment income and long-term capital gains, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Per Share Data (8)
Net asset value, beginning of period	$16.98	$17.16

Net investment income (1)	0.42	0.62
Net realized and unrealized gains (losses) (1)	(0.69)	(0.23)
Total from operations	(0.27)	0.39
Issuance of common stock, net of offering costs (2)	—	0.02
Dividends declared (2)	(0.47)	(0.53)
Total increase/(decrease) in net assets	(0.74)	(0.12)
Net Asset Value, End of Period	$16.24	$17.04
Per share market value at end of period	$18.38	$22.38
Total return based on market value with reinvestment of dividends (3)	(13.10)%	7.70%
Total return based on market value (4)	(13.21)%	7.56%
Total return based on net asset value (5)	(1.59)%	2.40%
Shares Outstanding, End of Period	95,019,600	93,964,358
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets (7)	13.60%	14.55%
Ratio of net investment income to average net assets	10.11%	14.45%
Portfolio turnover	16.07%	21.21%
Net assets, end of period	$1,542,673	$1,601,283

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the three months ended March 31, 2026 and 2025. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 13.68% and 14.65%, respectively, for the three months ended March 31, 2026 and 2025.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2026.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through March 31, 2026, we have originated approximately $55.2 billion aggregate principal amount of investments and retained approximately $11.9 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct investment originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of March 31, 2026, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 87.8% of our total investments based on fair value, had weighted average annual revenue of $425.1 million and weighted average annual EBITDA of $126.8 million. As of March 31, 2026, our core portfolio companies had a median annual revenue of $174.4 million and a median annual EBITDA of $53.5 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of March 31, 2026, the largest single investment based on fair value represented 2.4% of our total investment portfolio.

As of March 31, 2026, the average investment size in each of our portfolio companies was approximately $23.2 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments, the average investment in our remaining portfolio companies was approximately $30.1 million based on fair value as of March 31, 2026.

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

As of March 31, 2026, the largest industry represented 18.3% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of March 31, 2026, approximately 90.2% of our portfolio was invested in secured debt, including 89.3% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended March 31, 2026, the weighted average term on new investment commitments in new portfolio companies was 6.3 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of March 31, 2026, we had call protection on 72.7% of our debt investments based on fair value, with weighted average call prices of 108.1% for the first year, 104.3% for the second year and 101.7% for the third year, in each case from the date of the initial investment. As of March 31, 2026, 96.3% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $130 billion of assets under management as of March 31, 2026. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. middle-market loan originations and upper middle-market loan originations, respectively, Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 750 investment and operating professionals. As of March 31, 2026, seventy-three (73) of these personnel are dedicated to direct lending, including fifty-nine (59) investment professionals.

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

General Economic Conditions

To date, 2026 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement, and has started to implement, significant changes to U.S. trade policy, the size of the federal government, tax policy and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government announced tariffs on goods imported from various countries to the United States and countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring macroeconomic developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of March 31, 2026, 96.3% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three months ended March 31, 2026 and 2025, 7.5% and 4.6%, respectively, of our total investment income was comprised of PIK interest.

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

This market dynamic is further exacerbated by the specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring, required for middle-market lending. We believe middle-market lending is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies. As a result, the opportunities for dedicated private lenders such as us have continued to expand.

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

Portfolio and Investment Activity

As of March 31, 2026, our portfolio based on fair value consisted of 89.3% first-lien debt investments, 1.0% second-lien debt investments, 1.9% mezzanine debt investments, 4.6% equity investments, 2.8% structured credit investments and 0.4% joint venture investments. As of December 31, 2025, our portfolio based on fair value consisted of 89.2% first-lien debt investments, 0.9% second-lien debt investments, 1.8% mezzanine debt investments, 5.2% equity and other investments and 2.9% structured credit investments.

As of March 31, 2026 and December 31, 2025, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.1% and 11.1%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.2% and 11.3%, respectively.

As of March 31, 2026, we had investments in 143 portfolio companies (including 36 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) with an aggregate fair value of $3,313.4 million. As of December 31, 2025, we had investments in 143 portfolio companies (including 36 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) with an aggregate fair value of $3,347.3 million.

For the three months ended March 31, 2026, the principal amount of new investments funded was $134.8 million in three new portfolio companies and four existing portfolio companies. For this period, we had $113.0 million aggregate principal amount in exits and repayments.

For the three months ended March 31, 2025, the principal amount of new investments funded was $136.8 million in six new portfolio companies and four existing portfolio companies. For this period, we had $269.6 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended March 31, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
New investment commitments:
Gross originations (1)	$1,879.3	$1,254.9
Less: Syndications/sell downs (1)	1,541.2	1,100.5
Total new investment commitments	$338.1	$154.4
Principal amount of investments funded:
First-lien	$120.1	$102.2
Second-lien	—	18.9
Mezzanine	—	13.0
Equity	—	2.7
Structured Credit	—	—
Joint Venture	14.7	—
Total	$134.8	$136.8
Principal amount of investments sold or repaid:
First-lien	$110.1	$267.1
Second-lien	—	—
Mezzanine	—	—
Equity	2.9	1.0
Structured Credit	—	1.5
Joint Venture	—	—
Total	$113.0	$269.6
Number of new investment commitments in new portfolio companies	3	6
Average new investment commitment amount in new portfolio companies (2)	$98.5	$21.4
Weighted average term for new investment commitments in new portfolio companies (in years) (2)	6.3	5.2
Percentage of new debt investment commitments at floating rates	100.0%	85.1%
Percentage of new debt investment commitments at fixed rates	0.0%	14.9%
Weighted average interest rate of new investment commitments	9.6%	11.3%
Weighted average spread over reference rate of new floating rate investment commitments	6.1%	7.0%
Weighted average interest rate on investments fully sold or paid down	10.4%	11.8%

(1) Includes affiliates of Sixth Street.

(2) For three months ended March 31, 2026, includes the joint venture investment commitment of $200.0 million which is excluded from the calculation of weighted average term for new investment commitments in new portfolio companies.

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026		December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$2,963.2	$2,959.0	$2,934.2	$2,984.4
Second-lien debt investments	31.4	31.2	69.6	30.7
Mezzanine debt investments	62.9	63.7	61.1	61.7
Equity investments	153.6	151.0	159.8	172.6
Structured credit investments	98.5	93.8	98.6	97.9
Joint venture investments	14.7	14.7	—	—
Total	$3,324.3	$3,313.4	$3,323.3	$3,347.3

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,266.0	98.6%	$3,327.3	99.4%
Non-accrual (1)	47.4	1.4	20.0	0.6
Total	$3,313.4	100.0%	$3,347.3	100.0%

	March 31, 2026		December 31, 2025
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,260.4	98.1%	$3,254.5	97.9%
Non-accrual (1)	63.9	1.9	68.8	2.1
Total	$3,324.3	100.0%	$3,323.3	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities (1)	11.1%	11.1%
Weighted average interest rate of debt and income producing securities	10.6%	10.6%
Weighted average spread over reference rate of all floating rate investments	7.1%	7.1%

(1)
Weighted average total portfolio yield at fair value was 10.5% at March 31, 2026 and 10.5% at December 31, 2025.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2026 and December 31, 2025. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2026		December 31, 2025
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$2,884.7	87.1%	$3,002.3	89.7%
2	310.1	9.4	296.9	8.9
3	71.1	2.1	28.0	0.8
4	—	—	—	—
5	47.5	1.4	20.1	0.6
Total	$3,313.4	100.0%	$3,347.3	100.0%

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

As of March 31, 2026 SCP had total capital commitments of $600.0 million comprised of $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $100.0 million of capital commitments from Sixth Street Lending Partners, $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of March 31, 2026 SCP had the following contributed capital and unfunded commitments from its members:

($ in millions)	March 31, 2026
Total contributed capital by Sixth Street Specialty Lending Inc.	$14.7
Total contributed capital by Sixth Street Lending Partners	7.3
Total contributed capital by Carlyle	22.0
Total contributed capital	$44.0
Total unfunded commitments by Sixth Street Specialty Lending Inc.	185.3
Total unfunded commitments by Sixth Street Lending Partners	92.7
Total unfunded commitments by Carlyle	278.0
Total unfunded commitments	$556.0

For the three months ended March 31, 2026 SCP declared $0.7 million in distributions, of which $0.2 million was recognized as dividend income in the Company’s Unaudited Statements of Operations. As of March 31, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 10.7%.

Below is a summary of SCP’s portfolio as of March 31, 2026:

($ in millions)	March 31, 2026
Senior secured loans (1)	$1,044.7
Weighted average yield on senior secured loans at amortized cost	6.92%
Weighted average yield on senior secured loans at fair value	6.95%
Weighted average spread on senior secured loans	2.89%
Number of portfolio companies in SCP	334
Percentage of loans at floating interest rates	100.0%
(1)
At par amount

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
($ in millions)(1)	March 31, 2026	March 31, 2025
Total investment income	$93.4	$116.3
Less: Net expenses	52.4	57.0
Net investment income before income taxes	41.0	59.3
Less: Income taxes, including excise taxes	1.2	1.3
Net investment income	39.8	58.0
Net realized gains (losses) (2)	(39.3)	0.8
Net change in unrealized gains (losses) (2)	(26.5)	(21.8)
Net increase (decrease) in net assets resulting from operations	$(26.0)	$37.0

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended
($ in millions) (1)	March 31, 2026	March 31, 2025
Interest from investments	$83.8	$106.6
Paid-in-kind interest income	7.0	5.4
Dividend income	0.4	0.9
Other income	2.2	3.4
Total investment income	$93.4	$116.3

(1)
Table may not sum due to rounding.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $106.6 million for the three months ended March 31, 2025 to $83.8 million for the three months ended March 31, 2026. The decrease in interest from investments was primarily the result of a decrease in reference rates for the three months ended March 31, 2026 compared to the same period in 2025. Paid-in-kind interest income increased from $5.4 million for the three months ended March 31, 2025 to $7.0 million for the three months ended March 31, 2026 due to increased PIK investments. Dividend income decreased from $0.9 million for the three months ended March 31, 2025 to $0.4 million for the three months ended March 31, 2026 due to the timing of dividend payments in 2025. Other income decreased from $3.4 million for the three months ended March 31, 2025 to $2.2 million for the three months ended March 31, 2026, primarily due to decreased miscellaneous fees earned during the three months ended March 31, 2026.

Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
($ in millions)(1)	March 31, 2026	March 31, 2025
Interest	$28.3	$33.0
Management fees (net of waivers)	12.3	12.7
Incentive fees on net investment income	8.5	11.5
Incentive fees on net capital gains	—	(3.7)
Professional fees	1.7	2.0
Directors’ fees	0.3	0.2
Other general and administrative	1.4	1.3
Net Expenses	$52.4	$57.0

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing expenses, decreased from $33.0 million for the three months ended March 31, 2025 to $28.3 million for the three months ended March 31, 2026. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding, which decreased from 6.4% for the three months ended March 31, 2025 to 5.5% for the three months ended March 31, 2026 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Management Fees

Management Fees (gross of waivers) decreased from $13.1 million for the three months ended March 31, 2025 to $12.6 million for the three months ended March 31, 2026 due to a decrease in average assets. Management Fees (net of waivers) decreased from $12.7 million for the three months ended March 31, 2025 to $12.3 million for the three months ended March 31, 2026. Management Fees waived were $0.3 million for the three months ended March 31, 2026 and $0.4 million for the three months ended March 31, 2025, pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

Incentive Fees

For the three months ended March 31, 2026 and 2025, Incentive Fees were $8.5 million and $7.8 million, respectively, of which $8.5 million and $11.5 million, respectively, were realized and payable to the Adviser. For the three months ended March 31, 2026 there were no Incentive Fees accrued related to Capital Gains Fees. For the three months ended March 31, 2025 $(3.7) million of Incentive Fees were accrued related to Capital Gains Fees. As of March 31, 2026, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $2.0 million for the three months ended March 31, 2025 to $1.7 million for the three months ended March 31, 2026 due to lower independent third-party valuation firm and sub-agent administration costs. Other general and administrative fees were $1.3 million for the three months ended March 31, 2025 and $1.4 million for the three months ended March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, we recorded a net expense of $1.2 million and $1.4 million, respectively, for U.S. federal excise tax and other taxes.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and 2025:

	Three Months Ended
($ in millions)(1)	March 31, 2026	March 31, 2025
Net realized gains (losses) on investments	$(39.3)	$1.1
Net realized gains (losses) on foreign currency transactions (2)	(0.1)	(0.2)
Net realized gains (losses) on foreign currency investments (3)	0.0	0.0
Net realized gains (losses) on foreign currency borrowings (3)	(0.0)	(0.1)
Net Realized Gains (Losses)	$(39.3)	$0.8

Change in unrealized gains on investments	$50.2	$23.7
Change in unrealized (losses) on investments	(85.2)	(34.5)
Net Change in Unrealized Gains (Losses) on Investments	$(34.9)	$(10.8)

Unrealized gains (losses) on foreign currency borrowings	8.4	(11.0)
Unrealized gains (losses) on foreign currency transactions (2)(3)	0.0	(0.0)
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions	$8.4	$(11.0)

Net Change in Unrealized Gains (Losses)	$(26.5)	$(21.8)

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.
(3)
Amounts round to less than $0.1 million.

For the three months ended March 31, 2026 and 2025, we had net realized losses on investments of $39.3 million and net realized gains on investments of $1.1 million, respectively. For the three months ended March 31, 2026 and 2025, we had net realized losses of $0.1 million and $0.2 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three months ended March 31, 2026 and 2025, we had net realized gains on foreign currency investments of less than $0.1 million and less than $0.1 million, respectively. For the three months ended March 31, 2026 and 2025, we had net realized losses on foreign currency borrowings of less than $0.1 million and $0.1 million, respectively. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended March 31, 2026, we had $50.2 million in unrealized gains on 16 portfolio company investments, which was offset by $85.2 million in unrealized losses on 127 portfolio company investments. Unrealized gains for the three months ended March 31, 2026 resulted from positive portfolio company specific developments and the reversal of prior period unrealized losses due to realizations. Unrealized losses for the three months ended March 31, 2026 resulted from negative credit-related adjustments, widening credit spreads, and the reversal of prior period unrealized gains due to realizations.

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

For the three months ended March 31, 2026 and 2025, we had unrealized gains of $8.4 million and unrealized losses of $11.0 million, respectively, on foreign currency borrowings, primarily as a result of fluctuations in the AUD, CAD, SEK, GBP and EUR exchange rates. For the three months ended March 31, 2026 and 2025, we had unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, on foreign currency transactions.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through March 31, 2026, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 16.8% (based on total capital invested of $9.3 billion and total proceeds from these exited investments of $11.9 billion). Ninety-one percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the three months ended March 31, 2026 and 2025, we had $8.4 million of unrealized gains and $11.0 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the three months ended March 31, 2026 and 2025. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at March 31, 2026. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 184.7% and 191.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2026, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2026, we had approximately $1.1 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of March 31, 2026, we had $29.2 million in cash and cash equivalents, including $28.1 million of restricted cash. During the three months ended March 31, 2026, cash used in operating activities was $23.4 million, primarily attributable to funding portfolio investments of $162.8 million and a decrease in net assets resulting from operations of $26.0 million which was partially offset by repayments and proceeds from investments of $133.8 million and cash provided by other operating activities of $31.6 million. Cash provided by financing activities was $32.9 million during the period due to borrowings of $310.3 million which was partially offset by paydowns on our Revolving Credit Facility of $238.4 million and dividends paid of $39.0 million.

As of March 31, 2025, we had $47.3 million in cash and cash equivalents, including $42.7 million of restricted cash. During the three months ended March 31, 2025, cash provided by operating activities was $149.9 million, primarily attributable to repayments and proceeds from investments of $291.9 million, an increase in net assets resulting from operations of $37.0 million and other operating activity of $4.7 million, which was partially offset by funding portfolio investments of $183.7 million. Cash used in financing activities was $130.0 million during the period due to paydowns on our Revolving Credit Facility of $609.5 million, dividends paid of $43.2 million and deferred financing costs of $7.3 million, which was partially offset by borrowings of $530.0 million.

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

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company's common stock. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of March 31, 2026.

During the three months ended March 31, 2026 and 2025, we issued 314,450 and 302,922 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $5.5 million and $6.4 million, respectively.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of November 4, 2025 (expiring May 31, 2026). Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market, from time to time, at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

No shares were repurchased for the three months ended March 31, 2026 and 2025.

Debt

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of March 31, 2026, aggregate commitments under the Revolving Credit Facility were $1.675 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

Pursuant to the Seventeenth Amendment dated May 1, 2026, with respect to $1.525 billion of commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the Revolving Credit Facility, was extended to May 1, 2030 and the stated maturity was extended to May 1, 2031.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2026, we had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.7 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 220.0 million and Euro (EUR) of 270.7 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.5 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 218.0 million and Euro (EUR) of 245.9 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of March 31, 2026 and December 31, 2025, we had $22.8 million and $21.7 million respectively in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of March 31, 2026 and December 31, 2024, we were in compliance with the terms of the Revolving Credit Facility.

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

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes is SOFR plus 2.17%. The interest expense related to the 2026 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(3.7) million and $(5.8) million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, our effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $2.1 million and $4.5 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, we entered into an interest rate swap to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $0.6 million and $3.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, we entered into an interest rate swap to align the interest rates of its liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, our effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $5.7 million and $8.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

Debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,675.0	$577.4	$1,074.8	$563.2
2026 Notes	300.0	300.0	—	295.9
2028 Notes	300.0	300.0	—	299.1
2029 Notes	350.0	350.0	—	345.7
2030 Notes	300.0	300.0	—	299.5
Total Debt	$2,925.0	$1,827.4	$1,074.8	$1,803.4

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit issued and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $14.2 million, $0.4 million, $3.0 million, $4.9 million and $6.2 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes are presented inclusive of an incremental $(3.7) million, $2.1 million, $0.6 million and $5.7 million, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, each resulting from a hedge accounting relationship.

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

As of March 31, 2026 and December 31, 2025, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver	$0.2	$0.2
Aledade, Inc. - Revolver	22.8	24.1
American Achievement, Corp. - Revolver	2.4	2.4
Arcwood Environmental, Inc. - Revolver	1.8	1.8
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	26.6	27.7
Artisan Bidco, Inc. - Revolver	1.4	1.4
AVSC Holding Corp. - Revolver	4.0	4.8
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5.6	5.6
Bayshore Intermediate #2, L.P. - Revolver	2.7	2.7
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	0.3	0.3
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations, LLC - Delayed Draw & Revolver	2.1	2.6
Coupa Holdings, LLC - Delayed Draw & Revolver	6.8	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
EDB Parent, LLC - Delayed Draw	3.6	5.6
Elysian Finco Ltd. - Revolver	1.1	0.8
EMS Linq, Inc. - Revolver	5.5	5.9
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.5	6.1
Eventus Buyer, LLC - Delayed Draw & Revolver	10.7	8.6
ExtraHop Networks, Inc. - Revolver	0.2	0.4
Flight Intermediate HoldCo, Inc. - Delayed Draw	30.9	32.1
Galileo Parent, Inc. - Revolver	—	3.5
Greenshoot Bidco B.V. - Revolver	0.4	0.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	9.1	9.4
HireVue, Inc. - Delayed Draw	7.7	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	10.2	9.8
Ingenovis Health Finance, LLC - Revolver	32.5	32.5
IRGSE Holding Corp. - Revolver	3.3	5.7
Kahua, Inc. - Delayed Draw	—	5.0
Kangaroo Bidco AS - Delayed Draw	4.4	4.4
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	4.9	6.8
Kryptona BidCo US, LLC - Revolver	2.2	2.2
LeanTaaS Holdings, Inc. - Delayed Draw	11.5	12.0
Leg Purchaser Inc. - Revolver	5.5	—
LIHA Holdco B.V. - Delayed Draw & Revolver	0.2	0.8
Lynx BidCo - Delayed Draw & Revolver	6.7	6.7
Marcura Equities LTD - Revolver	1.7	1.7
MindBody, Inc. - Revolver	3.6	—
Omnigo Software, LLC - Delayed Draw & Revolver	1.9	1.9
PDI TA Holdings, Inc. - Revolver	0.1	0.4
Rail Acquisitions LLC - Delayed Draw & Revolver	5.7	5.7
RainFocus, LLC - Delayed Draw	3.8	5.3
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.2	1.2
Raptor US Buyer II Corp. - Revolver	0.6	0.6
Sapphire Software Buyer, Inc. - Revolver	3.2	3.3
Scorpio Bidco - Delayed Draw	0.6	0.6
Sediver S.p.A. - Delayed Draw	4.0	4.1
Severin Acquisition, LLC - Delayed Draw & Revolver	3.8	4.4
Shiftmove GmbH - Delayed Draw	10.0	10.2
SMA Technologies Holdings, LLC - Revolver	1.0	1.0
Sport Alliance GmbH - Revolver	0.5	0.5
Structured Credit Partners JV, LLC - Equity	185.3	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	22.1	23.8

TRP Assets, LLC - Delayed Draw	10.2	10.2
TS Imagine Inc. - Revolver	0.4	0.8
USA Debusk LLC - Delayed Draw & Revolver	1.0	2.5
Varinem German Bidco GmbH - Delayed Draw	3.9	4.9
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	7.9	8.8
Wrangler Topco, LLC - Delayed Draw & Revolver	0.6	0.9
Total Portfolio Company Commitments (1)(2)	$512.4	$338.5

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

Other Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2026 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$577.4	$—	$577.4	—	$—
2026 Notes	300.0	300.0	—	—	—
2028 Notes	300.0	—	300.0	—	—
2029 Notes	350.0	—	350.0	—	—
2030 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,827.4	$300.0	$1,227.4	$300.0	$—

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

Critical Accounting Estimates

Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 12, 2026, and elsewhere in our filings with the SEC. The critical accounting policies and estimates should be read in connection with our risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As of March 31, 2026, 96.3% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$91.0	$54.8	$36.2
Up 200 basis points	$60.7	$36.5	$24.2
Up 100 basis points	$30.3	$18.3	$12.0
Down 25 basis points	$(7.6)	$(4.6)	$(3.0)
Down 50 basis points	$(15.2)	$(9.1)	$(6.1)
Down 75 basis points	$(22.7)	$(13.7)	$(9.0)
Down 100 basis points	$(30.3)	$(18.3)	$(12.0)

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1

Seventeenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 1, 2026, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIXTH STREET SPECIALTY LENDING, INC.

Date: May 5, 2026	/s/ Robert “Bo” Stanley
Robert “Bo” Stanley
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)