Form 10-Q
period 2026-06-30
Sixth Street Specialty Lending, Inc.
filed 2026-08-04
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at August 4, 2026 was 95,343,139.

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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of trade policies, government regulation and geopolitical conflicts may adversely affect our operations and the operations of our portfolio companies; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 12, 2026, and elsewhere in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,181,712 and $3,244,762, respectively)	$3,189,952	$3,288,945
Non-controlled, affiliated investments (amortized cost of $51,391 and $0, respectively)	53,832	—
Controlled, affiliated investments (amortized cost of $83,290 and $78,520, respectively)	58,348	58,372
Total investments at fair value (amortized cost of $3,316,393 and $3,323,282, respectively)	3,302,132	3,347,317
Cash and cash equivalents (restricted cash of $40,055 and $16,727, respectively)	193,555	19,662
Interest receivable	36,955	34,132
Prepaid expenses and other assets	10,549	20,544
Total Assets	$3,543,191	$3,421,655
Liabilities
Debt (net of deferred financing costs of $29,024 and $24,411, respectively)	$1,924,967	$1,743,234
Management fees payable to affiliate	12,490	12,794
Incentive fees on net investment income payable to affiliate	8,672	10,336
Incentive fees on net capital gains accrued to affiliate	—	—
Other payables to affiliate	3,357	3,166
Other liabilities	45,151	44,404
Total Liabilities	1,994,637	1,813,934
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 96,038,327 and 95,369,400 shares issued, respectively; and 95,343,139 and 94,705,150 shares outstanding, respectively	960	954
Additional paid-in capital	1,546,847	1,535,583
Treasury stock at cost; 695,188 and 664,250 shares held, respectively	(10,959)	(10,459)
Distributable earnings	11,706	81,643
Total Net Assets	1,548,554	1,607,721
Total Liabilities and Net Assets	$3,543,191	$3,421,655
Net Asset Value Per Share	$16.24	$16.98

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$83,142	$98,684	$164,949	$202,877
Paid-in-kind interest income	6,722	5,783	13,691	11,143
Dividend income	257	387	494	1,295
Other income	3,959	7,609	6,140	11,068
Total investment income from non-controlled, non-affiliated investments	94,080	112,463	185,274	226,383
Investment income from non-controlled, affiliated investments:
Dividend income	1,690	—	1,913	—
Total investment income from non-controlled, affiliated investments	1,690	—	1,913	—
Investment income from controlled, affiliated investments:
Interest from investments	2,069	2,549	4,040	4,977
Other income	5	3	14	4
Total investment income from controlled, affiliated investments	2,074	2,552	4,054	4,981
Total Investment Income	97,844	115,015	191,241	231,364
Expenses
Interest	30,085	33,647	58,343	66,617
Management fees	12,960	12,918	25,553	26,001
Incentive fees on net investment income	8,672	11,089	17,124	22,606
Incentive fees on net capital gains	—	1,438	—	(2,248)
Professional fees	2,419	2,561	4,162	4,521
Directors’ fees	230	248	484	496
Other general and administrative	1,763	1,280	3,132	2,617
Total expenses	56,129	63,181	108,798	120,610
Management and incentive fees waived (Note 3)	(470)	(297)	(788)	(706)
Net Expenses	55,659	62,884	108,010	119,904
Net Investment Income Before Income Taxes	42,185	52,131	83,231	111,460
Income taxes, including excise taxes	1,301	1,291	2,505	2,642
Net Investment Income	40,884	50,840	80,726	108,818
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(3,255)	73,790	(35,943)	64,352
Non-controlled, affiliated investments	2,441	—	2,441	—
Controlled, affiliated investments	(2,557)	(2,987)	(4,793)	(4,366)
Translation of other assets and liabilities in foreign currencies	2,916	(25,764)	11,316	(36,807)
Income tax provision	(727)	—	(727)	—
Total net change in unrealized gains (losses)	(1,182)	45,039	(27,706)	23,179
Realized gains (losses):
Non-controlled, non-affiliated investments	795	(36,803)	(38,462)	(35,688)
Foreign currency transactions	11	(73)	(75)	(352)
Total net realized gains (losses)	806	(36,876)	(38,537)	(36,040)
Total Net Unrealized and Realized Gains (Losses)	(376)	8,163	(66,243)	(12,861)
Increase (Decrease) in Net Assets Resulting from Operations	$40,508	$59,003	$14,483	$95,957
Earnings per common share—basic and diluted	$0.43	$0.63	$0.15	$1.02
Weighted average shares of common stock outstanding—basic and diluted	95,021,455	93,971,164	94,866,293	93,821,251

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($38,241 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.68%	$37,767	$37,285	2.4%
	First-lien loan (EUR 17,292 par, due 11/2029)	11/7/2023	E + 7.00%	9.17%	18,352	19,275 (EUR 16,859)	1.2%
	First-lien revolving loan ($4,669 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.68%	4,605	4,526	0.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($42,643 par, due 3/2031)	3/19/2024	SOFR + 6.00%	9.64%	42,088	41,695	2.7%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($57,581 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.17% PIK	56,734	57,437	3.7%
Crewline Buyer, Inc.(3)	First-lien loan ($58,384 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.41%	57,248	56,296	3.6%
Elements Finco Limited (3)(4)	First-lien loan ($2,296 par, due 4/2031)	4/29/2024	SOFR + 5.25%	8.89% (incl. 2.25% PIK)	2,283	2,262	0.1%
	First-lien loan ($1,848 par, due 4/2031)	4/29/2024	SOFR + 5.00%	8.64%	1,842	1,816	0.1%
	First-lien loan (GBP 10,660 par, due 4/2031)	4/29/2024	S + 5.50%	9.23% (incl. 2.50% PIK)	13,286	14,042 (GBP 10,580)	0.9%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($75,913 par, due 7/2027)	7/22/2021	SOFR + 6.65%	10.32%	75,602	75,154	4.9%
	First-lien revolving loan ($1,115 par, due 7/2027)	7/22/2021	SOFR + 6.65%	10.34%	1,107	1,103	0.1%
Lynx BidCo (3)(4)	First-lien loan ($1,567 par, due 7/2031)	7/5/2024	SOFR + 6.25%	9.98%	1,517	1,526	0.1%
	First-lien loan (EUR 27,379 par, due 7/2031)	7/5/2024	E + 6.25%	8.54%	31,352	30,843 (EUR 26,977)	2.0%
Mitnick Corporate Purchaser, Inc. (3)(13)	First-lien loan ($321 par, due 5/2029)	5/2/2022	SOFR + 4.75%	8.51%	321	112	0.0%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.17%	972	1,046 (EUR 915)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.42%	929	1,046 (EUR 915)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($9,445 par, due 4/2031)	4/30/2024	SOFR + 5.25%	8.91%	9,341	9,515	0.6%
	First-lien revolving loan ($1,069 par, due 4/2030)	4/30/2024	SOFR + 5.25%	8.91%	1,056	1,080	0.1%
Wrangler TopCo, LLC (3)	First-lien loan ($5,939 par, due 9/2029)	7/7/2023	SOFR + 5.50%	9.17%	5,856	5,923	0.4%
					362,258	361,982	23.4%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.15%	11,698	13,017 (EUR 11,386)	0.8%
	First-lien loan (GBP 19,959 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	23,713	26,226 (GBP 19,760)	1.7%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.47%	713	743 (NOK 7,353)	0.0%
	First-lien revolving loan (GBP 635 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	791	834 (GBP 628)	0.1%
					36,915	40,820	2.6%
Communications
Aurelia Netherlands B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 4.75%	6.95%	35,043	37,431 (EUR 32,739)	2.4%
Education
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.01%	55,878	54,248	3.5%
	First-lien revolving loan ($4,778 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.01%	4,735	4,471	0.3%
Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 6.00%	9.66%	30,014	29,925	1.9%
Severin Acquisition, LLC (3)	First-lien loan ($16,153 par, due 10/2031)	10/1/2024	SOFR + 5.00%	8.64% (incl. 2.25% PIK)	16,150	15,644	1.0%
	First-lien revolving loan ($945 par, due 10/2031)	10/1/2024	SOFR + 4.75%	8.39%	931	893	0.1%
					107,708	105,181	6.8%
Electronics

Sapphire Software Buyer, Inc. (3)	First-lien loan ($26,830 par, due 9/2031)	9/30/2024	SOFR + 5.00%	8.73%	26,596	26,003	1.7%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	8.00%	768	831 (EUR 727)	0.1%
Arlberg Bidco LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.40%	4,909	4,938	0.3%
GreenShoot BidCo B.V (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.98%	5,441	5,650 (EUR 4,942)	0.4%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,162 par, due 5/2027)	5/28/2021	SOFR + 4.65%	8.32%	1,149	1,162	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($22,029 par, due 5/2028)	5/28/2021	SOFR + 9.60%	13.23% PIK	21,920	21,918	1.4%
Passport Labs, Inc.	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,086	2,288	0.1%
Payroc Buyer, LLC	Promissory Note ($5,419 par, due 9/2030)	9/30/2025	5.50%	5.50% PIK	5,419	4,836	0.3%
Volante Technologies, Inc.	First-lien loan ($3,029 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,019	3,158	0.2%
					43,711	44,781	2.9%
Healthcare
Aledade, Inc. (3)	First-lien revolving loan ($16,353 par, due 11/2028)	11/21/2025	SOFR + 5.75%	9.41%	16,074	16,353	1.1%
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($50,000 par, due 6/2031)	6/4/2026	SOFR + 6.00%	9.66%	49,115	48,964	3.2%
Eventus Buyer, LLC (3)	First-lien loan ($28,594 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	28,289	28,594	1.8%
	First-lien revolving loan ($1,867 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	1,829	1,867	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($19,624 par, due 7/2032)	7/31/2025	SOFR + 5.25%	8.89%	19,229	19,774	1.3%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($32,500 par, due 5/2030)	5/13/2025	SOFR + 6.00%	9.67%	31,495	32,013	2.1%
LIHA Holdco B.V. (3)(4)(5)	First-lien loan (EUR 5,873 par, due 2/2029)	2/24/2023	E + 6.50%	8.79%	6,209	6,715 (EUR 5,873)	0.4%
	First-lien revolving loan (EUR 318 par, due 2/2029)	2/24/2023	E + 6.50%	8.79%	364	363 (EUR 318)	0.0%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($17,857 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.89%	17,582	17,812	1.2%
	First-lien revolving loan ($82 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.89%	77	80	0.0%
Symplr Software Inc. (3)(13)	First-lien loan ($631 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.26%	567	413	0.0%
Velocity Clinical Research, Inc. (3)	First-lien loan ($64,651 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.23%	63,683	63,681	4.1%
	First-lien revolving loan ($528 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.23%	474	481	0.0%
					234,987	237,110	15.3%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	10.06%	64,397	62,725	4.1%
AVSC Holding Corp. (3)	First-lien loan ($44,603 par, due 12/2031)	12/5/2024	SOFR + 5.00%	8.64%	43,866	44,714	2.9%
	First-lien revolving loan ($580 par, due 12/2029)	12/5/2024	SOFR + 5.00%	8.62%	514	592	0.0%
Equinox Holdings, Inc.	First-lien loan ($52,094 par, due 3/2029) (3)	3/8/2024	SOFR + 7.25%	10.98%	51,566	52,875	3.4%
	Second-lien loan ($2,968 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,946	3,265	0.2%
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2027)	12/21/2018	SOFR + 9.65%	13.38%	28,594	27,991	1.8%
	First-lien revolving loan ($32,713 par, due 6/2027)	12/21/2018	SOFR + 9.65%	13.33%	32,713	30,189	1.9%
Mindbody, Inc. (3)	First-lien loan ($28,889 par, due 3/2033)	3/30/2026	SOFR + 6.00%	9.73%	28,412	28,564	1.9%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 37,912 par, due 4/2030)	4/10/2024	E + 7.75%	9.99% (incl. 4.13% PIK)	43,016	42,871 (EUR 37,497)	2.8%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 7.25%	9.54%	214	238 (EUR 208)	0.0%
					296,238	294,024	19.0%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($44,802 par, due 5/2027)	5/5/2021	SOFR + 6.65%	10.31%	44,635	44,130	2.8%
bswift, LLC (3)(5)	First-lien loan ($54,350 par, due 11/2028)	11/7/2022	SOFR + 4.75%	8.42%	53,769	53,806	3.5%

Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($21,668 par, due 1/2028)	1/31/2022	SOFR + 5.40%	9.03%	21,517	21,072	1.4%
	First-lien revolving loan (GBP 1,298 par, due 1/2028)	1/31/2022	S + 4.25%	7.98%	1,684	1,643 (GBP 1,238)	0.1%
HireVue, Inc. (3)	First-lien loan ($56,769 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.42%	55,909	51,234	3.3%
	First-lien revolving loan ($6,958 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.49%	6,862	6,279	0.4%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($74,542 par, due 10/2029)	5/3/2019	SOFR + 5.25%	8.89%	74,392	73,039	4.7%
					258,768	251,203	16.2%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($36,464 par, due 7/2030)	6/30/2023	SOFR + 5.00%	8.73%	35,868	35,917	2.3%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($42,815 par, due 10/2028)	10/1/2021	SOFR + 5.50%	9.17% (incl. 3.00% PIK)	42,553	41,959	2.7%
	First-lien revolving loan ($1,774 par, due 10/2027)	10/1/2021	SOFR + 5.00%	8.68%	1,763	1,701	0.1%
Big Wombat Holdings, Inc. (3)(5)	First-lien loan ($46,952 par, due 4/2031)	10/20/2025	SOFR + 7.00%	10.73%	46,529	46,013	3.0%
Coupa Holdings, LLC (3)	First-lien loan ($46,183 par, due 2/2030)	2/27/2023	SOFR + 5.25%	8.91%	45,575	45,029	2.9%
	First-lien revolving loan ($1,969 par, due 2/2029)	2/27/2023	SOFR + 5.25%	8.90%	1,936	1,895	0.1%
EDB Parent, LLC (3)(5)	First-lien loan ($80,704 par, due 7/2028)	7/7/2022	SOFR + 5.75%	9.41%	79,958	79,090	5.1%
Flight Intermediate HoldCo, Inc.	First-lien loan ($40,000 par, due 4/2030)	10/3/2024	11.50%	11.50%	39,232	42,200	2.7%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 286,087 par, due 2/2031)	2/20/2024	STIBOR + 6.75%	8.74% (incl. 3.63% PIK)	29,145	29,560 (SEK 286,087)	1.9%
	First-lien loan (EUR 2,618 par, due 2/2031)	2/20/2024	E + 6.75%	9.04% (incl. 3.63% PIK)	2,815	2,993 (EUR 2,618)	0.2%
	First-lien revolving loan (SEK 3,906 par, due 2/2031)	2/20/2024	STIBOR + 6.25%	8.24%	386	404 (SEK 3,906)	0.0%
Kaseware Intermediate Holding Company (3)(5)	First-lien loan ($47,059 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.17%	46,233	45,765	3.0%
	First-lien revolving loan ($294 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.15%	242	213	0.0%
Khoros, LLC	First-lien loan ($11,682 par, due 5/2030)	5/23/2025	10.00%	10.00%	11,682	11,273	0.7%
Kryptona BidCo US, LLC (3)	First-lien loan ($20,927 par, due 12/2031)	12/18/2024	SOFR + 5.75%	9.42% (incl. 3.13% PIK)	20,573	20,754	1.4%
	First-lien loan (EUR 4,843 par, due 12/2031)	12/18/2024	E + 5.75%	8.06% (incl. 3.13% PIK)	5,019	5,496 (EUR 4,807)	0.4%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($63,995 par, due 7/2028)	7/12/2022	SOFR + 7.75%	11.48%	63,512	62,716	4.0%
RainFocus, LLC (3)(5)	First-lien loan ($66,784 par, due 4/2031)	4/25/2025	SOFR + 5.88%	9.62%	66,315	65,949	4.3%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($55,440 par, due 10/2028)	10/31/2022	SOFR + 5.50%	9.17%	54,479	55,299	3.6%
					593,815	594,226	38.4%
Manufacturing
ASP Unifrax Holdings, Inc. (12)(13)	First-lien loan ($3,676 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	11.41% (incl. 4.75% PIK)	3,585	1,595	0.1%
	Second-lien note ($2,031 par, due 9/2029)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,529	10	0.0%
Leg Purchaser, Inc. (3)	First-lien loan ($54,344 par, due 1/2032)	1/12/2026	SOFR + 5.25%	8.92%	53,579	55,975	3.6%
	First-lien revolving loan ($3,177 par, due 1/2032)	1/12/2026	P + 4.25%	11.00%	3,102	3,177	0.2%
Varinem German BidCo GMBH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	7.63%	13,708	14,588 (EUR 12,760)	0.9%
	First-lien loan (EUR 5,216 par, due 7/2031)	7/11/2024	E + 4.75%	6.88%	5,648	5,890 (EUR 5,151)	0.4%
					81,151	81,235	5.2%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($8,291 par, due 4/2027)	4/25/2022	SOFR + 6.50%	10.12%	8,245	8,270	0.5%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	10.74%	27,230	27,454	1.8%
TRP Assets, LLC (3)	First-lien loan ($59,369 par, due 12/2029)	12/20/2024	SOFR + 7.00%	10.73%	58,486	60,408	3.9%
					85,716	87,862	5.7%

Other
Boréal Bidco (3)(4)	First-lien note (EUR 13,880 par, due 3/2032)	3/24/2025	E + 7.00%	9.29% (incl. 4.00% PIK)	14,795	15,750 (EUR 13,775)	1.0%
Kahua, Inc. (3)	First-lien loan ($30,000 par, due 8/2030)	8/22/2025	SOFR + 6.00%	9.64%	29,701	29,850	1.9%
Omnigo Software, LLC (3)	First-lien loan ($13,059 par, due 12/2030)	12/19/2025	SOFR + 5.00%	8.64%	12,994	12,761	0.8%
Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	8.04%	2,688	2,845 (EUR 2,488)	0.2%
Sediver S.p.A. (3)(4)	First-lien note (EUR 6,368 par, due 10/2031)	10/29/2024	E + 5.00%	7.29%	6,745	7,252 (EUR 6,343)	0.5%
	First-lien note ($14,085 par, due 10/2031)	10/29/2024	SOFR + 5.00%	8.73%	13,875	14,049	0.9%
					80,798	82,507	5.3%
Pharmaceuticals
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($26,906 par, due 8/2031)	8/7/2024	15.00%	15.00%	26,742	30,336	2.0%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 40,905 par, due 12/2030)	12/11/2024	E + 7.25%	9.54%	45,088	45,373 (EUR 39,686)	2.9%
	First-lien loan (GBP 9,953 par, due 12/2030)	12/11/2024	S + 7.25%	10.98%	12,425	12,979 (GBP 9,779)	0.8%
					84,255	88,688	5.7%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 705 par, due 8/2030)	8/9/2024	S + 5.75%	9.48% (incl. 2.50% PIK)	885	936 (GBP 705)	0.1%
	First-lien loan (GBP 58 par, due 8/2030)	8/9/2024	S + 5.25%	8.98%	74	77 (GBP 58)	0.0%
					959	1,013	0.1%
Retail and Consumer Products
Acosta (3)(13)	First-lien loan ($13,820 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.28%	13,580	13,682	0.9%
American Achievement, Corp. (3)(12)	First-lien loan ($26,556 par, due 9/2027)	9/30/2015	SOFR + 7.35%	10.97% (incl. 10.47% PIK)	25,744	17,195	1.1%
	First-lien loan ($1,319 par, due 9/2027)	6/10/2021	SOFR + 15.10%	18.72% (incl. 18.22% PIK)	1,319	99	0.0%
	Subordinated note ($4,740 par, due 9/2027)	3/16/2021	SOFR + 1.15%	4.88%	545	59	0.0%
Bed Bath and Beyond Inc. (3)(12)(16)	ABL FILO term loan ($3,896 par, due 8/2027)	9/2/2022	SOFR + 9.90%	13.54%	3,857	2,990	0.2%
	Roll Up DIP term loan ($23,769 par)	4/24/2023	SOFR + 7.90%	11.54% PIK	23,769	18,243	1.2%
	Super-Priority DIP term loan ($3,204 par)	4/24/2023	SOFR + 7.90%	11.54%	3,204	2,459	0.2%
Belk, Inc. (3)	First-lien loan ($42,863 par, due 7/2029)	7/22/2024	SOFR + 7.00%	10.67%	42,332	42,970	2.8%
Blazing Star Parent, LLC (3)	First-lien loan ($68,688 par, due 8/2030)	8/28/2025	SOFR + 7.00%	10.67%	67,811	68,516	4.4%
Cordance Operations, LLC (3)	First-lien loan ($66,121 par, due 7/2028)	7/25/2022	SOFR + 8.15%	11.79%	65,502	65,441	4.2%
Neuintel, LLC (3)(5)	First-lien loan ($53,370 par, due 12/2026)	12/20/2021	SOFR + 6.85%	10.49%	53,244	47,366	3.1%
PDI TA Holdings, Inc. (3)	First-lien loan ($20,308 par, due 2/2031)	2/1/2024	SOFR + 6.00%	9.66% (incl. 2.50% PIK)	20,098	19,546	1.3%
	First-lien revolving loan ($1,640 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.17%	1,624	1,578	0.1%
Photo Holdings, LLC (3)	First-lien loan ($50,000 par, due 6/2031)	6/22/2026	SOFR + 7.00%	10.68%	47,585	48,625	3.1%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.70%	8,148	8,438 (EUR 7,381)	0.5%
	First-lien revolving loan (EUR 328 par, due 6/2029)	7/11/2023	E + 6.50%	8.70%	375	360 (EUR 315)	0.0%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($52,499 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.18%	51,514	50,837	3.3%
					430,251	408,404	26.4%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($5,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.16%	4,971	4,987	0.3%
Marcura Equities LTD (3)(4)	First-lien loan ($42,412 par, due 8/2029)	8/11/2023	SOFR + 8.25%	11.98% (incl. 4.25% PIK)	41,832	42,306	2.8%
	First-lien loan (GBP 1,130 par, due 8/2029)	8/11/2023	S + 8.25%	11.98%	1,409	1,496 (GBP 1,127)	0.1%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.50%	11.23%	1,624	1,658	0.1%

Project44, Inc. (3)(5)	First-lien loan ($54,412 par, due 11/2027)	11/12/2021	SOFR + 6.40%	10.13%	53,936	53,188	3.4%
Rail Acquisitions LLC	First-lien loan ($22,371 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	9.67%	21,980	21,946	1.4%
	Second-lien note ($22,930 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	20,024	20,410	1.3%
Ranger Intermediate II, LLC (3)	First-lien loan ($69,188 par, due 10/2031)	10/28/2025	SOFR + 5.75%	9.42%	68,248	67,977	4.5%
Shiftmove GMBH (3)(4)(5)	First-lien loan (EUR 36,338 par, due 9/2030)	9/30/2024	E + 6.00%	8.29%	40,089	41,030 (EUR 35,888)	2.6%
					254,113	254,998	16.5%
Total Debt Investments					3,021,527	3,005,738	194.1%

Equity, Structured Credit and Joint Venture Investments
Equity Investments
Business Services
Artisan Topco LP (10)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	1,636	0.1%
Dye & Durham, Ltd. (4)(10)(14)	Common Shares (126,968 shares)	12/3/2021			3,909	124 (CAD 175)	0.0%
Insight Hideaway Aggregator, L.P. (10)	Partnership Interest (329,861 units)	3/19/2024			3,299	4,107	0.3%
Mitnick TA Aggregator, L.P. (10)	Membership Interest (0.43% ownership)	5/2/2022			5,249	1,444	0.1%
Newark FP Co-Invest, L.P. (10)	Partnership (2,527,719 units)	11/8/2023			2,533	1,501	0.1%
Sprinklr, Inc. (10)(14)	Common Shares (283,499 shares)	6/24/2021			2,445	1,463	0.1%
Warrior TopCo LP (10)	Class A Units (423,729 units)	7/7/2023			424	693	0.0%
					19,976	10,968	0.7%
Communications
Celtra Technologies, Inc. (10)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,388	0.1%
IntelePeer Holdings, Inc. (10)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	222	0.0%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	241	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					5,991	1,851	0.1%
Education
EMS Linq, Inc. (10)	Class B Units (5,522,526 units)	12/22/2021			5,523	677	0.0%
Financial Services
AF Eagle Parent, L.P. (10)	Partnership Units (121,329 units)	11/27/2023			4,091	4,909	0.3%
Newport Parent Holdings, L.P. (10)	Class A-2 Units (131,569 units)	12/10/2020			4,177	11,894	0.8%
Passport Labs, Inc. (10)	Warrants (17,534 warrants)	4/28/2021			192	1,140	0.1%
TS Imagine, Inc. (15)	Class A Units (600,000 units) (10)	5/14/2021			600	611	0.0%
	Class AA Units (19,093 units)	11/1/2024	20.00%	20.00%	46	45	0.0%
					9,106	18,599	1.2%
Healthcare
Caris Life Sciences, Inc. (10)(14)	Common Shares (589,933 shares)	6/20/2025			6,819	10,513	0.7%
Merative Topco L.P. (10)	Class A-1 Units (989,691 units)	6/30/2022			9,897	17,493	1.1%
Raptor US Buyer II Corp. (10)	Ordinary Shares (13,176 shares)	3/24/2023			2,033	2,185	0.1%
					18,749	30,191	1.9%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(10)	Class A Units (50,140,171 units)	12/21/2018			21,883	125	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,983	168	0.0%
Human Resource Support Services
Axonify, Inc. (4)(10)(15)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	2,154	0.1%
bswift, LLC (10)	Class A-1 Units (2,393,509 units)	11/7/2022			2,393	3,363	0.2%
DaySmart Holdings, LLC (10)	Class A Units (166,811 units)	12/18/2020			1,347	1,748	0.1%
Employment Hero Holdings Pty Ltd. (4)(10)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	4,136 (AUD 5,970)	0.3%
					9,654	11,401	0.7%
Internet Services
Bayshore Intermediate #2, L.P. (10)(15)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	13,896	0.9%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	5,494	0.4%
Bigtincan Holdings L.P. (10)(11)	Class A Units (2,902,890 units)	4/16/2025			3,019	3,019	0.2%
Khoros, LLC (10)(15)	Earnout Interests	5/23/2025			7,614	5,025	0.3%
Lucidworks, Inc. (10)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	398	0.0%
Piano Software, Inc. (10)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	2,362	0.2%

	Series C-2 Preferred Shares (27,588 shares)	11/18/2022			198	311	0.0%
SMA Technologies Holdings, LLC (10)	Class A Units (1,584 units)	11/21/2022			1,584	2,340	0.2%
	Class B Units (1,124,813 units)	11/21/2022			68	101	0.0%
					28,614	32,946	2.2%
Marketing Services
Validity, Inc. (10)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	8,256	0.5%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (10)(15)	Preferred Units (13,355 units)	6/30/2022			—	—	0.0%
TRP Assets, LLC (10)(15)	Partnership Interest (1.89% ownership)	8/25/2022			8,952	13,808	0.9%
					8,952	13,808	0.9%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(10)	Warrants (14,256 warrants)	8/5/2020			1,029	—	0.0%
Elysium BidCo Limited (4)(10)	Convertible Preference Shares (4,976,563 Shares)	12/11/2024			6,341	6,902 (GBP 5,201)	0.4%
					7,370	6,902	0.4%
Retail and Consumer Products
American Achievement, Corp. (10)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (13)	Trust Certificates (996,958 Certificates)	1/30/2021			1,083	10,737	0.7%
Neuintel, LLC (10)(15)	Class A Units (1,176,494 units)	12/20/2021			3,000	60	0.0%
					4,083	10,847	0.7%
Transportation
RailTrac Holdings Inc. (10)	Warrants (3,059 warrants)	1/27/2025			2,717	2,717	0.2%
Ranger Parent I, Inc. (11)	Series A-1 Preferred Shares (5,639 Shares)	10/28/2025	14.50%	14.50% PIK	5,362	5,150	0.4%
	Warrants (3,841 warrants) (10)	10/28/2025			312	312	0.0%
					8,391	8,179	0.6%
Total Equity Investments					152,232	154,793	9.9%

Structured Credit Investments
Ares CLO Ltd, Series 2022-63A (3)(4)(13)	Structured Credit ($2,500 par, due 10/2038)	8/7/2025	SOFR + 6.00%	9.67%	2,523	2,224	0.1%
Ares CLO Ltd, Series 2022-64A (3)(4)(13)	Structured Credit ($2,000 par, due 10/2039)	9/4/2025	SOFR + 6.50%	10.17%	2,042	1,917	0.1%
Ares CLO Ltd, Series 2024-72A (3)(4)(13)	Structured Credit ($3,500 par, due 7/2036)	8/7/2025	SOFR + 6.00%	9.67%	3,544	3,289	0.2%
Benefit Street Partners CLO Ltd, Series 2025-39A (3)(4)(13)	Structured Credit ($1,725 par, due 4/2038)	7/16/2025	SOFR + 4.50%	8.17%	1,725	1,669	0.1%
Canyon CLO Ltd, Series 2025-1A (3)(4)(13)	Structured Credit ($1,125 par, due 4/2038)	7/28/2025	SOFR + 4.75%	8.42%	1,119	1,105	0.1%
Carlyle US CLO Ltd, Series 2017-2A (3)(4)(13)	Structured Credit ($2,500 par, due 7/2037)	9/3/2025	SOFR + 7.56%	11.24%	2,545	2,449	0.2%
Carlyle US CLO Ltd, Series 2021-1A (3)(4)(13)	Structured Credit ($3,225 par, due 1/2040)	8/7/2025	SOFR + 7.30%	10.97%	3,320	3,226	0.2%
CarVal CLO Ltd, Series 2023-1A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2037)	8/13/2025	SOFR + 6.35%	10.03%	3,029	2,845	0.2%
CIFC Funding Ltd, Series 2020-4A (3)(4)(13)	Structured Credit ($4,000 par, due 1/2040)	7/29/2025	SOFR + 4.90%	8.57%	4,025	3,920	0.2%
CIFC Funding Ltd, Series 2021-7A (3)(4)(13)	Structured Credit ($2,800 par, due 1/2035)	9/8/2025	SOFR + 4.90%	8.57%	2,809	2,735	0.2%
CIFC Funding Ltd, Series 2022-4A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2035)	8/27/2025	SOFR + 4.80%	8.48%	3,008	2,921	0.2%
Diameter Capital CLO Ltd, Series 2025-9A (3)(4)(13)	Structured Credit ($3,500 par, due 4/2038)	9/2/2025	SOFR + 4.70%	8.38%	3,529	3,442	0.2%
Goldentree Loan Management US CLO Ltd, Series 2022-16A (3)(4)(13)	Structured Credit ($5,000 par, due 1/2038)	9/16/2025	SOFR + 4.50%	8.18%	4,975	4,886	0.3%
Goldentree Loan Management US CLO Ltd, Series 2023-17A (3)(4)(13)	Structured Credit ($3,000 par, due 1/2039)	7/16/2025	SOFR + 5.40%	9.08%	3,021	3,003	0.2%
Lake George Park CLO Ltd, Series 2025-1A (3)(4)(13)	Structured Credit ($4,500 par, due 4/2038)	8/27/2025	SOFR + 4.60%	8.27%	4,500	4,334	0.3%
Madison Park Funding Ltd, Series 2025-65A (3)(4)(13)	Structured Credit ($4,400 par, due 7/2038)	8/19/2025	SOFR + 5.00%	8.68%	4,408	4,285	0.3%
Madison Park Funding Ltd, Series 2025-72A (3)(4)(13)	Structured Credit ($4,500 par, due 7/2038)	8/18/2025	SOFR + 5.25%	8.92%	4,550	4,441	0.3%
Neuberger Berman CLO Ltd, Series 2017-16SA (3)(4)(13)	Structured Credit ($4,000 par, due 4/2039)	7/28/2025	SOFR + 4.90%	8.57%	4,009	3,852	0.1%
Neuberger Berman CLO Ltd, Series 2015-20A (3)(4)(13)	Structured Credit ($1,150 par, due 4/2039)	7/28/2025	SOFR + 4.75%	8.42%	1,151	1,101	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2017-24A (3)(4)(13)	Structured Credit ($1,000 par, due 10/2038)	8/25/2025	SOFR + 7.00%	10.68%	1,023	1,000	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2019-33A (3)(4)(13)	Structured Credit ($2,000 par, due 4/2039)	9/9/2025	SOFR + 5.50%	9.18%	2,029	1,977	0.1%

Neuberger Berman Loan Advisers CLO Ltd, Series 2021-44A (3)(4)(13)	Structured Credit ($1,000 par, due 10/2035)	8/15/2025	SOFR + 5.15%	8.83%	1,006	977	0.1%
Oaktree CLO Ltd, Series 2022-2A (3)(4)(13)	Structured Credit ($3,500 par, due 10/2037)	7/17/2025	SOFR + 6.40%	10.07%	3,540	3,379	0.2%
Octagon 67 Ltd, Series 2023-1A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2038)	9/4/2025	SOFR + 7.41%	11.08%	3,099	3,008	0.2%
Oha Credit Funding Ltd, Series 2025-22A (3)(4)(13)	Structured Credit ($1,250 par, due 7/2038)	7/24/2025	SOFR + 5.55%	9.23%	1,270	1,245	0.1%
Palmer Square CLO Ltd, Series 2021-4 (3)(4)(13)	Structured Credit ($4,000 par, due 7/2038)	9/16/2025	SOFR + 5.75%	9.42%	4,035	3,880	0.3%
Palmer Square CLO Ltd, Series 2025-1A (3)(4)(13)	Structured Credit ($2,250 par, due 4/2038)	8/21/2025	SOFR + 4.50%	8.18%	2,251	2,165	0.1%
Pikes Peak CLO Ltd, Series 2023-14A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2038)	7/30/2025	SOFR + 6.00%	9.68%	3,065	2,865	0.2%
Regatta Funding Ltd, Series 2020-1A (3)(4)(13)	Structured Credit ($1,000 par, due 10/2037)	7/17/2025	SOFR + 6.50%	10.17%	1,018	981	0.1%
Riverbank Park CLO Ltd, Series 2024-1A (3)(4)(13)	Structured Credit ($4,500 par, due 1/2038)	7/29/2025	SOFR + 4.80%	8.47%	4,527	4,174	0.3%
RR Ltd, Series 2021-19A (3)(4)(13)	Structured Credit ($1,000 par, due 4/2040)	7/17/2025	SOFR + 4.70%	8.37%	999	980	0.1%
Texas Debt Capital CLO Ltd, Series 2023-1A (3)(4)(13)	Structured Credit ($2,000 par, due 7/2038)	8/12/2025	SOFR + 4.95%	8.63%	2,022	1,994	0.1%
Whitebox CLO Ltd, Series 2023-4A (3)(4)(13)	Structured Credit ($1,500 par, due 4/2036)	8/20/2025	SOFR + 6.48%	10.16%	1,527	1,500	0.1%
Total Structured Credit Investments					91,243	87,769	5.7%

Joint Venture Investments
Structured Credit Partners JV, LLC (4)(6)(11)	Partnership Interest (25.00% ownership)	12/23/2025			51,391	53,832	3.5%

Total Equity, Structured Credit and Joint Venture Investments					294,866	296,394	19.1%
Total Investments					$3,316,393	$3,302,132	213.2%

	Interest Rate Swaps as of June 30, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	$300,000	$(1,097)	$—	$4,688
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	(438)	—	(4,933)
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	(2,605)	—	(5,912)
Interest rate swap (a)(b)	5.625%	SOFR + 1.53%	8/15/2030	300,000	2,028	—	(6,256)
Interest rate swap (a)(b)	5.650%	SOFR + 1.85%	8/15/2031	300,000	(1,693)	—	(1,693)
Total Hedge Accounting Swaps				1,550,000	(3,805)	—	(14,106)
Cash collateral				—	40,055	—	—
Total derivatives				$1,550,000	$36,250	$—	$(14,106)

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average (“SONIA” or “S”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 20.5% of total assets as of June 30, 2026.

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
(6)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” (as defined in the 1940 Act) of this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended June 30, 2026 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-Controlled, Affiliated Investments during the six months ended June 30, 2026

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2026	Interest Income	Dividend Income	Other Income
Structured Credit Partners JV, LLC	$—	$51,391	$—	$2,441	$—	$—	$53,832	$—	$1,913	$—
Total	$—	$51,391	$—	$2,441	$—	$—	$53,832	$—	$1,913	$—

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

(7)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2026 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the six months ended June 30, 2026

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2026	Interest Income	Dividend Income	Other Income
IRGSE Holding Corp.	$58,372	$4,769	$—	$(4,793)	$—	$—	$58,348	$4,040	$—	$14
Total	$58,372	$4,769	$—	$(4,793)	$—	$—	$58,348	$4,040	$—	$14
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

(8)
As of June 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $3,325,137 resulting in estimated gross unrealized gains and losses of $187,182 and $226,981, respectively.
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
(11)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $59,886, or 3.9% of the Company’s net assets.
(12)
Investment is on non-accrual status as of June 30, 2026.
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
(16)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $17.0 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share amounts)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(7)	Fair Value (8)	Percentage of Net Assets
Debt Investments
Business Services
Artisan Bidco, Inc.(3)	First-lien loan ($38,438 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.94%	$37,903	$38,245	2.4%
	First-lien loan (EUR 17,380 par, due 11/2029)	11/7/2023	E + 7.00%	9.03%	18,414	20,310 (EUR 17,293)	1.3%
	First-lien revolving loan ($4,287 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.95%	4,214	4,259	0.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($42,750 par, due 3/2031)	3/19/2024	SOFR + 6.00%	9.72%	42,138	42,988	2.7%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($54,435 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.37% PIK	53,519	55,388	3.4%
Crewline Buyer, Inc.(3)	First-lien loan ($58,384 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.59%	57,145	58,705	3.6%
Dye & Durham Corp. (3)(4)(9)	First-lien loan ($945 par, due 4/2031)	4/4/2024	SOFR + 4.35%	8.02%	933	869	0.1%
Elements Finco Limited (3)(4)	First-lien loan ($2,270 par, due 4/2031)	4/29/2024	SOFR + 5.25%	8.97% (incl. 2.25 % PIK)	2,256	2,293	0.1%
	First-lien loan ($1,848 par, due 4/2031)	4/29/2024	SOFR + 5.00%	8.72%	1,841	1,858	0.1%
	First-lien loan (GBP 10,529 par, due 4/2031)	4/29/2024	S + 5.50%	9.23% (incl. 2.50% PIK)	13,101	14,338 (GBP 10,660)	0.9%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($76,301 par, due 7/2027)	7/22/2021	SOFR + 6.60%	10.32%	75,851	76,492	4.7%
	First-lien revolving loan ($669 par, due 7/2027)	7/22/2021	SOFR + 6.60%	10.33%	657	672	0.0%
Galileo Parent, Inc. (3)	First-lien loan ($63,444 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.42%	62,098	64,078	4.0%
	First-lien revolving loan ($6,635 par, due 5/2030)	5/3/2023	SOFR + 5.75%	9.42%	6,466	6,736	0.4%
Lynx BidCo (3)(4)	First-lien loan ($1,523 par, due 7/2031)	7/5/2024	SOFR + 6.50%	10.17%	1,415	1,467	0.1%
	First-lien loan (EUR 23,956 par, due 7/2031)	7/5/2024	E + 6.50%	8.52%	27,370	27,875 (EUR 23,735)	1.7%
Mitnick Corporate Purchaser, Inc. (3)(9)	First-lien loan ($323 par, due 5/2029)	5/2/2022	SOFR + 4.85%	8.69%	323	206	0.0%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.08%	970	1,087 (EUR 926)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.33%	926	1,079 (EUR 919)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($8,322 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.00%	8,212	8,374	0.5%
	First-lien revolving loan ($901 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.06%	888	908	0.1%
Wrangler TopCo, LLC (3)	First-lien loan ($5,970 par, due 9/2029)	7/7/2023	SOFR + 5.75%	9.49%	5,876	6,038	0.4%
					422,516	434,265	27.0%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,549 par, due 9/2028)	9/6/2022	E + 7.00%	9.07%	11,630	13,809 (EUR 11,758)	0.9%
	First-lien loan (GBP 19,592 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	23,151	26,681 (GBP 19,836)	1.6%
	First-lien loan (NOK 7,427 par, due 9/2028)	9/6/2022	N + 7.00%	11.23%	712	745 (NOK 7,520)	0.0%
	First-lien revolving loan (GBP 593 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	730	807 (GBP 600)	0.1%
					36,223	42,042	2.6%
Communications
Aurelia Netherlands B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 4.75%	6.78%	35,003	38,837 (EUR 33,068)	2.3%
X Holdings Inc. (9)	First-lien loan ($9,338 par, due 10/2029) (3)	2/5/2025	SOFR + 6.75%	10.45%	9,098	9,164	0.6%
	First-lien loan ($988 par, due 10/2029)	4/28/2025	9.50%	9.50%	971	984	0.1%
					45,072	48,985	3.0%
Education

Astra Acquisition Corp. (3)(14)	Second-lien loan ($40,084 par, due 10/2029)	10/22/2021	P + 9.88%	16.63%	39,489	—	0.0%
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.07%	55,773	55,232	3.4%
	First-lien revolving loan ($2,916 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.07%	2,858	2,762	0.2%
Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 6.25%	9.99%	29,945	30,975	1.9%
Severin Acquisition, LLC (3)	First-lien loan ($15,905 par, due 10/2031)	10/1/2024	SOFR + 4.75%	8.47% (incl. 2.25% PIK)	15,887	15,855	1.0%
					143,952	104,824	6.5%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($26,963 par, due 9/2031)	9/30/2024	SOFR + 5.00%	8.87%	26,711	26,812	1.7%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	7.77%	763	860 (EUR 732)	0.1%
Arlberg Bidco LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.60%	4,903	4,962	0.3%
GreenShoot BidCo B.V (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	7.82%	5,431	5,917 (EUR 5,038)	0.4%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,170 par, due 5/2027)	5/28/2021	SOFR + 4.65%	8.47%	1,151	1,184	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($20,790 par, due 5/2028)	5/28/2021	SOFR + 8.40%	12.22% PIK	20,656	20,946	1.3%
Passport Labs, Inc.	Convertible Promissory Note A ($1,086 par, due 8/2026)	3/2/2023	8.00%	8.00%	1,085	1,167	0.1%
Payroc Buyer, LLC	Promissory Note ($6,000 par, due 9/2030)	9/30/2025	5.50%	5.50%	6,000	5,070	0.3%
TS Imagine, Inc. (3)(5)	First-lien loan ($54,960 par, due 4/2027)	4/30/2021	SOFR + 5.85%	9.69%	54,529	54,960	3.3%
	First-lien revolving loan ($899 par, due 5/2027)	11/1/2024	P + 4.75%	11.50%	886	899	0.1%
Volante Technologies, Inc.	First-lien loan ($3,619 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,601	3,755	0.2%
					99,005	99,720	6.2%
Healthcare
Aledade, Inc. (3)	First-lien revolving loan ($10,864 par, due 11/2028)	11/21/2025	SOFR + 5.75%	9.54%	10,527	10,513	0.7%
BCTO Ace Purchaser, Inc. (3)	First-lien loan ($69,942 par, due 11/2029)	11/23/2020	SOFR + 6.50%	10.32%	69,504	70,818	4.5%
	Second-lien loan ($7,665 par, due 1/2030)	1/23/2023	SOFR + 10.70%	15.02% PIK	7,577	7,856	0.5%
Eventus Buyer, LLC (3)	First-lien loan ($25,706 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	25,358	25,542	1.6%
	First-lien revolving loan ($1,867 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.17%	1,824	1,849	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($19,723 par, due 7/2032)	7/31/2025	SOFR + 5.25%	8.97%	19,368	19,537	1.2%
	First-lien revolving loan ($409 par, due 7/2030)	7/31/2025	P + 4.25%	11.00%	339	371	0.0%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($32,500 par, due 5/2030)	5/13/2025	SOFR + 6.00%	9.82%	31,366	32,013	2.0%
LIHA Holdco B.V. (3)(4)(5)	First-lien loan (EUR 5,903 par, due 2/2029)	2/24/2023	E + 6.50%	8.52%	6,219	6,989 (EUR 5,951)	0.4%
	First-lien revolving loan (EUR 318 par, due 2/2029)	2/24/2023	E + 6.50%	8.52%	363	377 (EUR 321)	0.0%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($17,949 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.97%	17,622	18,083	1.1%
	First-lien revolving loan ($82 par, due 3/2029)	3/24/2023	SOFR + 6.25%	9.97%	76	87	0.0%
Symplr Software Inc. (3)(9)	First-lien loan ($635 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.44%	551	537	0.0%
Velocity Clinical Research, Inc. (3)	First-lien loan ($62,899 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.17%	61,865	62,585	3.9%
	First-lien revolving loan ($528 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.17%	468	513	0.0%
					253,027	257,670	16.0%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	10.24%	64,254	64,025	4.0%
AVSC Holding Corp. (3)	First-lien loan ($44,828 par, due 12/2031)	12/5/2024	SOFR + 5.00%	8.72%	43,960	44,704	2.8%
Equinox Holdings, Inc.	First-lien loan ($51,697 par, due 3/2029) (3)	3/8/2024	SOFR + 8.25%	11.92% (incl. 4.13% PIK)	51,126	53,377	3.3%

	Second-lien loan ($2,746 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	2,713	3,240	0.2%
IRGSE Holding Corp. (3)(6)	First-lien loan ($30,261 par, due 6/2026)	12/21/2018	SOFR + 9.65%	13.32%	28,594	30,261	1.9%
	First-lien revolving loan ($27,943 par, due 6/2026)	12/21/2018	SOFR + 9.65%	13.44%	27,943	27,943	1.7%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 37,133 par, due 4/2030)	4/10/2024	E + 7.75%	9.77% (incl. 4.13% PIK)	42,004	43,502 (EUR 37,041)	2.7%
	First-lien revolving loan (EUR 208 par, due 4/2030)	4/10/2024	E + 7.25%	9.27%	212	256 (EUR 218)	0.0%
					260,806	267,308	16.6%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($45,113 par, due 5/2027)	5/5/2021	SOFR + 6.65%	10.55%	44,851	45,113	2.8%
bswift, LLC (3)(5)	First-lien loan ($54,630 par, due 11/2028)	11/7/2022	SOFR + 4.75%	8.64%	53,925	54,766	3.4%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($21,745 par, due 1/2028)	1/31/2022	SOFR + 5.15%	8.82%	21,548	21,691	1.3%
	First-lien revolving loan (GBP 1,055 par, due 1/2028)	1/31/2022	S + 4.00%	7.73%	1,352	1,381 (GBP 1,027)	0.1%
HireVue, Inc. (3)	First-lien loan ($53,031 par, due 5/2029)	5/3/2023	SOFR + 6.75%	10.59%	52,041	50,909	3.2%
	First-lien revolving loan ($6,887 par, due 5/2029)	5/3/2023	SOFR + 6.75%	10.57%	6,775	6,612	0.4%
Madcap Software, Inc. (3)(5)	First-lien loan ($31,850 par, due 12/2026)	12/15/2023	SOFR + 6.10%	9.77%	31,582	31,850	2.0%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($74,916 par, due 10/2029)	5/3/2019	SOFR + 5.25%	8.92%	74,721	74,879	4.7%
					286,795	287,201	17.9%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($36,651 par, due 7/2030)	6/30/2023	SOFR + 5.00%	8.67%	35,988	36,834	2.3%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($42,190 par, due 10/2028)	10/1/2021	SOFR + 5.50%	9.19% (incl. 3.00% PIK)	41,875	42,085	2.6%
	First-lien revolving loan ($902 par, due 10/2027)	10/1/2021	SOFR + 5.00%	8.69%	886	893	0.1%
Big Wombat Holdings, Inc. (3)(5)	First-lien loan ($47,188 par, due 4/2031)	10/20/2025	SOFR + 7.00%	10.88%	46,682	46,598	2.9%
Coupa Holdings, LLC (3)	First-lien loan ($42,543 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.09%	41,844	42,913	2.7%
EDB Parent, LLC (3)(5)	First-lien loan ($76,729 par, due 7/2028)	7/7/2022	SOFR + 7.00%	10.84%	75,879	76,729	4.8%
Flight Intermediate HoldCo, Inc.	First-lien loan ($40,000 par, due 4/2030)	10/3/2024	11.50%	11.50%	39,154	40,300	2.5%
Hippo XPA Bidco AB (3)(4)	First-lien loan (SEK 214,115 par, due 2/2031)	2/20/2024	STIBOR + 6.75%	8.60% (incl. 3.63% PIK)	21,310	23,226 (SEK 214,115)	1.4%
	First-lien loan (EUR 2,571 par, due 2/2031)	2/20/2024	E + 6.75%	8.77% (incl. 3.63% PIK)	2,756	3,019 (EUR 2,571)	0.2%
	First-lien revolving loan (SEK 3,906 par, due 2/2031)	2/20/2024	STIBOR + 6.25%	8.00%	384	424 (SEK 3,906)	0.0%
Kaseware Intermediate Holding Company (3)(5)	First-lien loan ($43,251 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.23%	42,339	42,501	2.6%
Khoros, LLC	First-lien loan ($11,682 par, due 5/2030)	5/23/2025	10.00%	10.00%	11,682	11,711	0.7%
Kryptona BidCo US, LLC (3)	First-lien loan ($20,595 par, due 12/2031)	12/18/2024	SOFR + 6.00%	9.70% (incl. 3.25% PIK)	20,211	20,765	1.3%
	First-lien loan (EUR 4,766 par, due 12/2031)	12/18/2024	E + 6.00%	8.06% (incl. 3.25% PIK)	4,924	5,640 (EUR 4,802)	0.4%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($62,984 par, due 7/2028)	7/12/2022	SOFR + 7.75%	11.42%	62,403	62,827	3.9%
RainFocus, LLC (3)(5)	First-lien loan ($64,232 par, due 4/2031)	4/25/2025	SOFR + 6.38%	10.24%	63,701	64,072	4.0%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($55,579 par, due 10/2028)	10/31/2022	SOFR + 6.50%	10.32%	54,434	56,710	3.5%
					566,452	577,247	35.9%
Manufacturing
Arcwood Environmental, Inc. (3)	First-lien loan ($12,160 par, due 1/2031)	1/31/2024	SOFR + 5.25%	9.09%	12,110	12,231	0.8%
	First-lien loan ($3,764 par, due 1/2031)	9/27/2024	SOFR + 5.00%	8.71%	3,746	3,764	0.2%
ASP Unifrax Holdings, Inc. (9)	First-lien loan ($3,619 par, due 9/2029) (3)	9/30/2024	SOFR + 7.75%	11.75% (incl. 4.75% PIK)	3,558	2,877	0.2%

	Second-lien note ($2,024 par, due 9/2029) (14)	8/31/2023	7.10%	7.10% (incl. 1.25% PIK)	1,559	223	0.0%
Varinem German BidCo GMBH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	7.57%	13,699	15,097 (EUR 12,855)	0.9%
	First-lien loan (EUR 4,392 par, due 7/2031)	7/11/2024	E + 4.75%	6.82%	4,684	5,158 (EUR 4,392)	0.3%
					39,356	39,350	2.4%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($9,809 par, due 4/2027)	4/25/2022	SOFR + 6.50%	10.37%	9,723	9,809	0.6%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	10.82%	27,162	27,590	1.7%
TRP Assets, LLC (3)	First-lien loan ($54,834 par, due 12/2029)	12/20/2024	SOFR + 7.00%	10.67%	53,855	55,485	3.5%
					81,017	83,075	5.2%
Other
Boréal Bidco (3)(4)	First-lien note (EUR 13,605 par, due 3/2032)	3/24/2025	E + 7.25%	9.27% (incl. 5.75% PIK)	14,458	15,858 (EUR 13,503)	1.0%
Kahua, Inc. (3)	First-lien loan ($25,000 par, due 8/2030)	8/22/2025	SOFR + 6.00%	9.72%	24,671	24,700	1.5%
Omnigo Software, LLC (3)	First-lien loan ($13,125 par, due 12/2030)	12/19/2025	SOFR + 5.00%	8.70%	13,053	13,049	0.8%
Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	7.77%	2,682	2,967 (EUR 2,526)	0.2%
Sediver S.p.A. (3)(4)	First-lien note (EUR 6,368 par, due 10/2031)	10/29/2024	E + 5.00%	7.02%	6,721	7,479 (EUR 6,368)	0.5%
	First-lien note ($14,085 par, due 10/2031)	10/29/2024	SOFR + 5.00%	8.67%	13,856	14,085	0.9%
					75,441	78,138	4.9%
Pharmaceuticals
Apellis Pharmaceuticals, Inc. (3)(4)	First-lien loan ($19,737 par, due 5/2030)	5/13/2024	SOFR + 5.75%	9.42%	19,737	19,786	1.2%
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($26,873 par, due 8/2031)	8/7/2024	15.00%	15.00%	26,686	30,098	1.9%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 17,985 par, due 12/2030)	12/11/2024	E + 7.25%	9.27%	18,463	20,911 (EUR 17,805)	1.3%
	First-lien loan (GBP 9,953 par, due 12/2030)	12/11/2024	S + 7.25%	10.98%	12,407	13,287 (GBP 9,878)	0.8%
					77,293	84,082	5.2%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 698 par, due 8/2030)	8/9/2024	S + 5.25%	8.98%	871	939 (GBP 698)	0.1%
Retail and Consumer Products
Acosta (3)(9)	First-lien loan ($13,890 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.22%	13,632	13,566	0.8%
American Achievement, Corp. (3)(14)	First-lien loan ($26,664 par, due 9/2026)	9/30/2015	SOFR + 7.35%	11.22% (incl. 10.72% PIK)	25,848	19,665	1.2%
	First-lien loan ($1,327 par, due 9/2026)	6/10/2021	SOFR + 15.10%	18.97% (incl. 18.47% PIK)	1,327	100	0.0%
	Subordinated note ($4,740 par, due 9/2026)	3/16/2021	SOFR + 1.15%	5.14%	545	59	0.0%
Bed Bath and Beyond Inc. (3)(15)	ABL FILO term loan ($5,910 par, due 8/2027)	9/2/2022	SOFR + 9.90%	13.62%	5,851	4,758	0.3%
	Roll Up DIP term loan ($25,255 par)	4/24/2023	SOFR + 7.90%	11.62% PIK	25,255	20,331	1.3%
	Super-Priority DIP term loan ($3,575 par)	4/24/2023	SOFR + 7.90%	11.62%	3,575	2,878	0.2%
Belk, Inc. (3)	First-lien loan ($46,875 par, due 7/2029)	7/22/2024	SOFR + 7.00%	10.82%	46,252	46,992	2.9%
Blazing Star Parent, LLC (3)	First-lien loan ($69,563 par, due 8/2030)	8/28/2025	SOFR + 7.00%	10.82%	68,574	68,693	4.2%
Cordance Operations, LLC (3)	First-lien loan ($64,906 par, due 7/2028)	7/25/2022	SOFR + 8.65%	12.53%	64,160	65,748	4.1%
Neuintel, LLC (3)(5)	First-lien loan ($53,926 par, due 12/2026)	12/20/2021	SOFR + 6.85%	10.57%	53,666	53,522	3.3%
PDI TA Holdings, Inc. (3)	First-lien loan ($20,284 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.34%	20,054	20,334	1.3%
	First-lien revolving loan ($1,203 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.34%	1,185	1,207	0.1%

Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.51%	8,127	8,862 (EUR 7,546)	0.6%
	First-lien revolving loan (EUR 328 par, due 6/2029)	7/11/2023	E + 6.50%	8.43%	374	385 (EUR 328)
Tango Management Consulting, LLC (3)(5)	First-lien loan ($49,169 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.50%	48,120	48,312	3.0%
					386,545	375,412	23.3%
Transportation
Ben Nevis Midco Limited (3)(4)	First-lien loan ($5,000 par, due 3/2028)	3/26/2024	SOFR + 5.50%	9.33%	4,963	5,038	0.3%
Marcura Equities LTD (3)(4)	First-lien loan ($41,520 par, due 8/2029)	8/11/2023	SOFR + 8.25%	11.92% (incl. 4.25% PIK)	40,856	41,832	2.6%
	First-lien loan (GBP 1,107 par, due 8/2029)	8/11/2023	S + 8.25%	11.98% (incl. 4.25% PIK)	1,378	1,500 (GBP 1,115)	0.1%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.50%	11.17%	1,617	1,692	0.1%
Project44, Inc. (3)(5)	First-lien loan ($54,549 par, due 11/2027)	11/12/2021	SOFR + 6.35%	10.07%	53,982	54,140	3.4%
Rail Acquisitions LLC	First-lien loan ($25,217 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	9.86%	24,742	24,946	1.6%
	Second-lien note ($21,423 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	18,292	19,360	1.2%
Ranger Intermediate II, LLC (3)	First-lien loan ($69,361 par, due 10/2031)	10/28/2025	SOFR + 5.75%	9.36%	68,341	68,667	4.3%
Shiftmove GMBH (3)(4)(5)	First-lien loan (EUR 36,338 par, due 9/2030)	9/30/2024	E + 6.00%	8.03%	39,967	42,809 (EUR 36,450)	2.7%
					254,138	259,984	16.3%
Total Debt Investments					3,064,943	3,076,863	191.4%

Equity and Other Investments
Business Services
Artisan Topco LP (11)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	1,800	0.1%
Dye & Durham, Ltd. (4)	Common Shares (126,968 shares)	12/3/2021			3,909	282 (CAD 386)	0.0%
Insight Hideaway Aggregator, L.P. (11)	Partnership Interest (329,861 units)	3/19/2024			3,299	3,835	0.3%
Mitnick TA Aggregator, L.P. (11)	Membership Interest (0.43% ownership)	5/2/2022			5,249	3,176	0.3%
Newark FP Co-Invest, L.P. (11)	Partnership (2,527,719 units)	11/8/2023			2,532	2,399	0.1%
Sprinklr, Inc. (10)(11)	Common Shares (283,499 shares)	6/24/2021			2,445	2,205	0.1%
Warrior TopCo LP (11)	Class A Units (423,729 units)	7/7/2023			424	661	0.0%
					19,975	14,358	0.9%
Communications
Celtra Technologies, Inc. (11)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,578	0.1%
IntelePeer Holdings, Inc. (11)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	309	0.0%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,925	329	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					5,991	2,216	0.1%
Education
Astra 2L Holdings II LLC (11)	Membership Interest (10.17% ownership)	1/13/2022			3,255	—	0.0%
EMS Linq, Inc. (11)	Class B Units (5,522,526 units)	12/22/2021			5,523	1,602	0.1%
					8,778	1,602	0.1%
Financial Services
AF Eagle Parent, L.P. (11)	Partnership Units (121,329 units)	11/27/2023			4,091	5,717	0.4%
Newport Parent Holdings, L.P. (11)	Class A-2 Units (131,569 units)	12/10/2020			4,177	9,972	0.6%
Oxford Square Capital Corp. (4)(10)	Common Shares (1,620 shares)	8/5/2015			6	3	0.0%
Passport Labs, Inc. (11)	Warrants (17,534 warrants)	4/28/2021			192	—	0.0%
TS Imagine, Inc. (13)	Class A Units (600,000 units) (11)	5/14/2021			600	723	0.0%
	Class AA Units (19,093 units)	11/1/2024	20.00%	20.00%	46	46	0.0%
					9,112	16,461	1.0%
Healthcare
Caris Life Sciences, Inc. (10)(11)	Common Shares (962,195 shares)	6/20/2025			11,122	25,960	1.7%
Merative Topco L.P. (11)	Class A-1 Units (989,691 units)	6/30/2022			9,897	14,128	0.9%
Raptor US Buyer II Corp. (11)	Ordinary Shares (13,176 shares)	3/24/2023			2,033	2,353	0.1%
					23,052	42,441	2.7%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (6)(11)	Class A Units (50,140,171 units)	12/21/2018			21,883	125	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,983	168	0.0%

Human Resource Support Services
Axonify, Inc. (4)(11)(13)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	3,497	0.2%
bswift, LLC	Class A-1 Units (2,393,509 units)	11/7/2022			2,394	4,727	0.3%
DaySmart Holdings, LLC (11)	Class A Units (166,811 units)	12/18/2020			1,347	2,259	0.1%
Employment Hero Holdings Pty Ltd. (4)(11)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	4,081 (AUD 6,120)	0.3%
					9,655	14,564	0.9%
Internet Services
Bayshore Intermediate #2, L.P. (11)(13)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	12,880	0.9%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	5,092	0.3%
Bigtincan Holdings L.P. (11)(12)	Class A Units (2,902,890 units)	4/16/2025			3,019	3,020	0.2%
Khoros, LLC (12)(13)	Earnout Interests	5/23/2025			7,614	7,233	0.4%
Lucidworks, Inc. (11)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	530	0.0%
Piano Software, Inc. (11)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	2,400	0.1%
	Series C-2 Preferred Shares (27,588 shares)	11/18/2022			198	316	0.0%
SMA Technologies Holdings, LLC (11)	Class A Units (1,584 units)	11/21/2022			1,584	2,752	0.2%
	Class B Units (1,124,813 units)	11/21/2022			68	119	0.0%
					28,614	34,342	2.1%
Marketing Services
Validity, Inc. (11)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	9,600	0.6%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (11)(13)	Preferred Units (13,355 units)	6/30/2022			—	—	0.0%
TRP Assets, LLC (11)(13)	Partnership Interest (1.89% ownership)	8/25/2022			8,917	9,496	0.6%
					8,917	9,496	0.6%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(11)	Warrants (14,256 warrants)	8/5/2020			1,029	—	0.0%
Elysium BidCo Limited (4)(11)	Convertible Preference Shares (4,976,563 Shares)	12/11/2024			6,341	7,581 (GBP 5,636)	0.5%
					7,370	7,581	0.5%
Retail and Consumer Products
American Achievement, Corp. (11)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (9)	Trust Certificates (996,958 Certificates)	1/30/2021			1,104	11,016	0.7%
Neuintel, LLC (11)(13)	Class A Units (1,176,494 units)	12/20/2021			3,000	413	0.0%
					4,104	11,479	0.7%
Transportation
RailTrac Holdings Inc. (11)(12)	Warrants (3,059 warrants)	1/27/2025			2,717	2,717	0.2%
Ranger Parent I, Inc. (12)	Series A-1 Preferred Shares (5,639 Shares)	10/28/2025	14.50%	14.50% PIK	5,362	5,245	0.3%
	Warrants (3,841 warrants) (11)	10/28/2025			312	312	0.0%
					8,391	8,274	0.5%
Total Equity Investments					159,782	172,582	10.7%

Other Investments
Apidos CLO, Series 2015-23A (3)(4)(9)	Structured Credit ($4,000 par, due 4/2033)	9/3/2025	SOFR + 5.20%	9.10%	4,016	4,002	0.2%
Ares CLO Ltd, Series 2022-63A (3)(4)(9)	Structured Credit ($2,500 par, due 10/2038)	8/7/2025	SOFR + 6.00%	10.28%	2,522	2,501	0.2%
Ares CLO Ltd, Series 2022-64A (3)(4)(9)	Structured Credit ($2,000 par, due 10/2039)	9/4/2025	SOFR + 6.50%	10.40%	2,043	2,018	0.1%
Ares CLO Ltd, Series 2024-72A (3)(4)(9)	Structured Credit ($3,500 par, due 7/2036)	8/7/2025	SOFR + 6.00%	9.90%	3,546	3,510	0.2%
Benefit Street Partners CLO Ltd, Series 2025-39A (3)(4)(9)	Structured Credit ($1,725 par, due 4/2038)	7/16/2025	SOFR + 4.50%	8.40%	1,725	1,711	0.1%
Birch Grove CLO Ltd, Series 2025-14A (3)(4)(9)	Structured Credit ($1,250 par, due 7/2037)	9/2/2025	SOFR + 6.65%	10.98%	1,267	1,261	0.1%
Canyon CLO Ltd, Series 2025-1A (3)(4)(9)	Structured Credit ($1,125 par, due 4/2038)	7/28/2025	SOFR + 4.75%	8.65%	1,118	1,102	0.1%
Carlyle US CLO Ltd, Series 2017-2A (3)(4)(9)	Structured Credit ($2,500 par, due 7/2037)	9/3/2025	SOFR + 7.56%	11.44%	2,547	2,528	0.2%
Carlyle US CLO Ltd, Series 2021-1A (3)(4)(9)	Structured Credit ($3,225 par, due 1/2040)	8/7/2025	SOFR + 7.30%	11.20%	3,322	3,290	0.2%
CarVal CLO Ltd, Series 2021-2A (3)(4)(9)	Structured Credit ($2,000 par, due 10/2034)	9/9/2025	SOFR + 7.01%	10.92%	2,013	1,996	0.1%
CarVal CLO Ltd, Series 2023-1A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2037)	8/13/2025	SOFR + 6.35%	10.23%	3,030	2,973	0.2%

CIFC Funding Ltd, Series 2020-4A (3)(4)(9)	Structured Credit ($4,000 par, due 1/2040)	7/29/2025	SOFR + 4.90%	8.80%	4,026	4,007	0.2%
CIFC Funding Ltd, Series 2021-7A (3)(4)(9)	Structured Credit ($2,800 par, due 1/2035)	9/8/2025	SOFR + 4.90%	8.76%	2,809	2,779	0.2%
CIFC Funding Ltd, Series 2022-4A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2035)	8/27/2025	SOFR + 5.25%	9.14%	3,009	3,005	0.2%
Diameter Capital CLO Ltd, Series 2025-9A (3)(4)(9)	Structured Credit ($3,500 par, due 4/2038)	9/2/2025	SOFR + 4.70%	8.58%	3,530	3,519	0.2%
Goldentree Loan Management US CLO Ltd, Series 2022-16A (3)(4)(9)	Structured Credit ($5,000 par, due 1/2038)	9/16/2025	SOFR + 4.50%	8.38%	4,973	4,956	0.3%
Goldentree Loan Management US CLO Ltd, Series 2023-17A (3)(4)(9)	Structured Credit ($3,000 par, due 1/2039)	7/16/2025	SOFR + 5.40%	9.28%	3,022	3,018	0.2%
Lake George Park CLO Ltd, Series 2025-1A (3)(4)(9)	Structured Credit ($4,500 par, due 4/2038)	8/27/2025	SOFR + 4.60%	8.50%	4,500	4,507	0.3%
Madison Park Funding Ltd, Series 2025-65A (3)(4)(9)	Structured Credit ($4,400 par, due 7/2038)	8/19/2025	SOFR + 5.00%	9.32%	4,407	4,407	0.2%
Madison Park Funding Ltd, Series 2025-72A (3)(4)(9)	Structured Credit ($4,500 par, due 7/2038)	8/18/2025	SOFR + 5.25%	9.37%	4,547	4,535	0.3%
Neuberger Berman CLO Ltd, Series 2017-16SA (3)(4)(9)	Structured Credit ($4,000 par, due 4/2039)	7/28/2025	SOFR + 4.90%	8.80%	4,010	3,947	0.2%
Neuberger Berman CLO Ltd, Series 2015-20A (3)(4)(9)	Structured Credit ($1,150 par, due 4/2039)	7/28/2025	SOFR + 4.75%	8.65%	1,151	1,144	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2017-24A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2038)	8/25/2025	SOFR + 7.00%	10.88%	1,024	1,017	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2019-33A (3)(4)(9)	Structured Credit ($2,000 par, due 4/2039)	9/9/2025	SOFR + 5.50%	9.39%	2,030	2,013	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2021-44A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2035)	8/15/2025	SOFR + 5.15%	9.04%	1,006	1,001	0.1%
Oaktree CLO Ltd, Series 2022-2A (3)(4)(9)	Structured Credit ($3,500 par, due 10/2037)	7/17/2025	SOFR + 6.40%	10.30%	3,542	3,516	0.2%
Octagon 67 Ltd, Series 2023-1A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2038)	9/4/2025	SOFR + 7.41%	11.27%	3,102	3,057	0.2%
Oha Credit Funding Ltd, Series 2025-22A (3)(4)(9)	Structured Credit ($1,250 par, due 7/2038)	7/24/2025	SOFR + 5.55%	9.83%	1,268	1,261	0.1%
Palmer Square CLO Ltd, Series 2021-4 (3)(4)(9)	Structured Credit ($4,000 par, due 7/2038)	9/16/2025	SOFR + 5.75%	9.65%	4,036	4,010	0.2%
Palmer Square CLO Ltd, Series 2025-1A (3)(4)(9)	Structured Credit ($2,250 par, due 4/2038)	8/21/2025	SOFR + 4.50%	8.38%	2,251	2,250	0.1%
Pikes Peak CLO Ltd, Series 2023-14A (3)(4)(9)	Structured Credit ($3,000 par, due 7/2038)	7/30/2025	SOFR + 6.00%	9.88%	3,067	2,992	0.2%
Regatta Funding Ltd, Series 2020-1A (3)(4)(9)	Structured Credit ($1,000 par, due 10/2037)	7/17/2025	SOFR + 6.50%	10.40%	1,019	1,011	0.1%
Riverbank Park CLO Ltd, Series 2024-1A (3)(4)(9)	Structured Credit ($4,500 par, due 1/2038)	7/29/2025	SOFR + 4.80%	8.66%	4,528	4,502	0.3%
RR Ltd, Series 2021-19A (3)(4)(9)	Structured Credit ($1,000 par, due 4/2040)	7/17/2025	SOFR + 4.70%	8.60%	999	995	0.1%
Texas Debt Capital CLO Ltd, Series 2023-1A (3)(4)(9)	Structured Credit ($2,000 par, due 7/2038)	8/12/2025	SOFR + 4.95%	8.83%	2,023	2,017	0.1%
Whitebox CLO Ltd, Series 2023-4A (3)(4)(9)	Structured Credit ($1,500 par, due 4/2036)	8/20/2025	SOFR + 6.48%	10.36%	1,529	1,514	0.1%
Total Other Investments					98,557	97,872	6.1%
Total Equity and Other Investments					258,339	270,454	16.8%
Total Investments					$3,323,282	$3,347,317	208.2%

	Interest Rate Swaps as of December 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	2.50%	SOFR + 2.17%	8/1/2026	$300,000	$(5,785)	$—	$11,833
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	300,000	4,495	—	5,872
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	3,307	—	8,550
Interest rate swap (a)(b)	5.625%	SOFR + 1.53%	8/15/2030	300,000	8,284	—	8,284
Total Hedge Accounting Swaps				1,250,000	10,301	—	34,539
Cash collateral				—	16,727	—	—
Total derivatives				$1,250,000	$27,028	$—	$34,539

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average (“SONIA” or “S”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
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

(12)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $18,527, or 1.2% of the Company’s net assets.
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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	94,705,150	$954	664,250	$(10,459)	$1,535,583	$81,643	$1,607,721
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	39,842	39,842
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(26,524)	(26,524)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(39,343)	(39,343)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	314,450	3	—	—	5,485	—	5,488
Dividends declared from distributable earnings	—	—	—	—	—	(44,511)	(44,511)
Balance at March 31, 2026	95,019,600	$957	664,250	$(10,459)	$1,541,068	$11,107	$1,542,673
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	40,884	40,884
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(1,182)	(1,182)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	806	806
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Purchases of treasury stock	(30,938)	—	30,938	(500)	—	—	(500)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	354,477	3	—	—	5,779	—	5,782
Dividends declared from distributable earnings	—	—	—	—	—	(39,908)	(39,908)
Balance at June 30, 2026	95,343,139	$960	695,188	$(10,959)	$1,546,847	$11,706	$1,548,554

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	93,661,436	$943	664,250	$(10,459)	$1,519,337	$97,708	$1,607,529
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	57,978	57,978
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(21,860)	(21,860)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	837	837
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	302,922	3	—	—	6,437	—	6,440
Dividends declared from distributable earnings	—	—	—	—	—	(49,641)	(49,641)
Balance at March 31, 2025	93,964,358	$946	664,250	$(10,459)	$1,525,774	$85,022	$1,601,283
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	50,840	50,840
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	45,039	45,039
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(36,876)	(36,876)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	275,990	3	—	—	6,219	—	6,222
Dividends declared from distributable earnings	—	—	—	—	—	(48,862)	(48,862)
Balance at June 30, 2025	94,240,348	$949	664,250	$(10,459)	$1,531,993	$95,163	$1,617,646

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$14,483	$95,957
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	38,295	(59,986)
Net change in unrealized (gains) losses on foreign currency transactions	(11,316)	36,807
Net realized (gains) losses on investments	38,462	35,688
Net realized (gains) losses on foreign currency transactions	3	41
Net amortization of discount on investments	(8,083)	(14,125)
Amortization of deferred financing costs	3,480	3,231
Amortization of discount on debt	1,063	868
Purchases and originations of investments, net	(347,801)	(459,501)
Proceeds from investments, net	10,409	65,262
Repayments on investments	325,060	667,906
Paid-in-kind interest	(11,149)	(10,952)
Changes in operating assets and liabilities:
Interest receivable	(281)	5,968
Interest receivable paid-in-kind	(2,542)	(191)
Prepaid expenses and other assets	(256)	(46,161)
Management fees payable to affiliate	(304)	(333)
Incentive fees on net investment income payable to affiliate	(1,664)	(924)
Incentive fees on net capital gains accrued to affiliate	—	(2,249)
Payable to affiliate	191	1,725
Other liabilities	(3,055)	24,087
Net Cash Provided by (Used in) Operating Activities	44,995	343,118
Cash Flows from Financing Activities
Borrowings on debt	651,906	739,692
Repayments on debt	(441,265)	(977,811)
Deferred financing costs	(8,093)	(7,317)
Dividends paid to stockholders	(73,150)	(85,841)
Purchases of treasury stock	(500)	—
Net Cash Provided by (Used in) Financing Activities	128,898	(331,277)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	173,893	11,841
Cash, cash equivalents, and restricted cash, beginning of period	19,662	27,328
Cash, Cash Equivalents, and Restricted Cash, End of Period	$193,555	$39,169
Supplemental Information:
Interest paid during the period	$52,925	$61,461
Excise and other taxes paid during the period	$4,605	$4,607
Dividends declared during the period	$84,419	$98,503

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$11,270	$12,662

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, unless otherwise indicated;

for example, with the word “million” or otherwise)

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At June 30, 2026, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and six months ended June 30, 2026, the Company recorded a net expense of $1.3 million and $2.5 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2025, the Company recorded a net expense of $1.3 million and $2.6 million, respectively, for U.S. federal excise tax and other taxes.

For the three and six months ended June 30, 2026, the Company recorded an increase in our deferred tax liability of $0.7 million pertaining to net unrealized gains. As of June 30, 2026, the balance of our deferred tax liability was $4.7 million.

Dividends to Common Stockholders

Dividends to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and it declares, a cash dividend, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares to satisfy the dividend reinvestment plan or, if the Company is otherwise permitted under applicable law to purchase such shares, the Company may purchase shares in the open market in connection with satisfying the dividend reinvestment plan.

Segment Reporting

The Company has one reportable segment: Investment Activity. The Investment Activity segment generates revenue primarily in the form of interest income from the investments it holds. In addition, the Company may generate income from dividends on equity investments, capital gains on the sale of investments and various loan origination and other fees.

The Company’s chief operating decision maker (the “CODM”) is comprised of the senior executive committee that includes the Chief Executive Officer, Chief Financial Officer, and the Deputy Chief Financial Officer.

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

For the three and six months ended June 30, 2026, the Company incurred expenses of $1.2 million and $2.1 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred expenses of $0.8 million and $1.7 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2026, Management Fees (gross of waivers) were $13.0 million and $25.6 million, respectively. For the three and six months ended June 30, 2025, Management Fees (gross of waivers) were $12.9 million and $26.0 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the three and six months ended June 30, 2026, the Adviser waived Management Fees of $0.5 million and $0.8 million, respectively, pursuant to the Leverage Waiver. For the three and six months ended June 30, 2025, the Adviser waived Management Fees of $0.3 million and $0.7 million, respectively, pursuant to the Leverage Waiver.

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

For the three and six months ended June 30, 2026, Incentive Fees were $8.7 million and $17.1 million, respectively, of which $8.7 million and $17.1 million, respectively, were realized and payable to the Adviser. For the three and six months ended June 30, 2025, Incentive Fees were $12.5 million and $20.4 million, respectively, of which $11.1 million and $22.6 million, respectively, were realized and payable to the Adviser. For both the three and six months ended June 30, 2026, there were no Incentive Fees accrued related to Capital Gains Fees. For the three and six months ended June 30, 2025, $1.4 million and $(2.2) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2026, the Capital Gains Fees accrued are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,933,244	$2,917,433	$(15,811)
Second-lien debt investments	24,499	23,685	(814)
Mezzanine debt investments	63,784	64,620	836
Equity investments	152,232	154,793	2,561
Structured credit investments	91,243	87,769	(3,474)
Joint venture investments	51,391	53,832	2,441
Total Investments	$3,316,393	$3,302,132	$(14,261)

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,934,162	$2,984,501	$50,339
Second-lien debt investments	69,631	30,678	(38,953)
Mezzanine debt investments	61,150	61,684	534
Equity investments	159,782	172,582	12,800
Structured credit investments	98,557	97,872	(685)
Total Investments	$3,323,282	$3,347,317	$24,035

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Business Services	11.3%	13.4%
Chemicals	1.2%	1.2%
Communications	1.2%	1.5%
Education	3.2%	3.1%
Electronics	0.8%	0.8%
Financial Services	1.9%	3.5%
Healthcare	8.1%	9.0%
Hotel, Gaming and Leisure	8.9%	8.0%
Human Resource Support Services	7.9%	9.0%
Internet Services	19.0%	18.3%
Manufacturing	2.4%	1.2%
Marketing Services	0.3%	0.3%
Office Products	0.3%	0.3%
Oil, Gas and Consumable Fuels	3.1%	2.8%
Other (1)	6.8%	5.3%
Pharmaceuticals	2.9%	2.7%
Real Estate (2)	0.0%	0.0%
Retail and Consumer Products	12.7%	11.6%
Transportation	8.0%	8.0%
Total	100.0%	100.0%

(1)
Includes structured credit and joint venture investments.
(2)
Value sums to less than 0.1%.

The geographic composition of investments at fair value at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
United States
Midwest	12.1%	12.5%
Northeast	16.8%	18.6%
South	24.8%	23.2%
West	27.7%	29.8%
Australia	0.1%	0.2%
Canada	3.2%	1.5%
Finland (1)	0.0%	0.0%
France	1.7%	1.6%
Germany	3.5%	3.5%
Italy	0.6%	0.6%
Netherlands	0.4%	0.4%
Norway	3.3%	3.3%
Sweden	1.0%	0.8%
United Kingdom	4.8%	4.0%
Total	100.0%	100.0%
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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three and six months ended June 30, 2026 and 2025:

			For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	8/1/2026	$300,000	$(4,453)	$1,875	$(2,578)	$(8,648)	$3,667	$(4,981)
Interest rate swap	8/14/2028	300,000	(5,081)	5,213	132	(10,033)	10,425	392
Interest rate swap	3/1/2029	350,000	(5,432)	5,359	(73)	(10,729)	10,719	(10)
Interest rate swap	8/15/2030	300,000	(3,957)	4,219	262	(7,822)	8,391	569
Interest rate swap	8/15/2031	300,000	(1,910)	1,930	20	(1,910)	1,930	20
Total		$1,550,000	$(20,833)	$18,596	$(2,237)	$(39,142)	$35,132	$(4,010)

			For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	8/1/2026	$300,000	$(4,993)	$1,875	$(3,118)	$(9,782)	$3,708	$(6,074)
Interest rate swap	8/14/2028	300,000	(5,622)	5,213	(409)	(11,075)	10,425	(650)
Interest rate swap	3/1/2029	350,000	(6,063)	5,359	(704)	(11,944)	10,719	(1,225)
Interest rate swap	8/15/2030	300,000	(4,498)	4,219	(279)	(5,864)	5,625	(239)
Total		$1,250,000	$(21,176)	$16,666	$(4,510)	$(38,665)	$30,477	$(8,188)

For the three and six months ended June 30, 2026, the Company recognized $8.5 million and $14.1 million, respectively, of unrealized losses on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2026, this amount was offset by an increase of $2.6 million and $4.7 million, respectively, for a change in carrying value of the 2026 Notes, a decrease of $2.5 million and $4.9 million, respectively, for a change in carrying value of the 2028 Notes, a decrease of $3.2 million and $5.9 million, respectively, for a change in carrying value of the 2029 Notes, a decrease of

$3.7 million and $6.3 million, respectively, for a change in carrying value of the 2030 Notes and a decrease of $1.7 million and $1.7 million, respectively, for a change in carrying value of the 2031 Notes.

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

As of June 30, 2026, the swap transactions had a fair value of $(3.8) million, which is netted against cash collateral of $40.1 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2025, the swap transactions had a fair value of $10.3 million, which is netted against cash collateral of $16.7 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of June 30, 2026 and December 31, 2025:

	Fair Value Hierarchy at June 30, 2026
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$15,801	$2,901,632	$2,917,433
Second-lien debt investments	—	10	23,675	23,685
Mezzanine debt investments	—	—	64,620	64,620
Equity investments	12,099	10,737	131,957	154,793
Structured credit investments	—	87,769	—	87,769
Joint venture investments	—	—	53,832	53,832
Total investments at fair value	$12,099	$114,317	$3,175,716	$3,302,132
Interest rate swaps	—	(3,805)	—	(3,805)
Total	$12,099	$110,512	$3,175,716	$3,298,327

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$28,204	$2,956,297	$2,984,501
Second-lien debt investments	—	222	30,456	30,678
Mezzanine debt investments	—	—	61,684	61,684
Equity investments	28,169	11,016	133,397	172,582
Structured credit investments	—	97,872	—	97,872
Total investments at fair value	$28,169	$137,314	$3,181,834	$3,347,317
Interest rate swaps	—	10,301	—	10,301
Total	$28,169	$147,615	$3,181,834	$3,357,618

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2026:

	As of and for the Three Months Ended
	June 30, 2026
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and structured credit investments	Joint venture investments	Total

Balance, beginning of period	$2,942,965	$31,073	$63,752	$125,399	$14,665	$3,177,854
Purchases or originations	148,279	—	—	26	36,726	185,031
Repayments / redemptions	(183,108)	(8,245)	(750)	—	—	(192,103)
Sales Proceeds	—	—	—	—	—	—
Paid-in-kind interest	1,610	1,173	1,647	—	—	4,430
Net change in unrealized gains (losses)	(11,371)	(528)	(63)	6,532	2,441	(2,989)
Net realized gains (losses)	5	—	—	—	—	5
Net amortization of discount on securities	3,252	202	34	—	—	3,488
Transfers within Level 3	—	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—
Balance, End of Period	$2,901,632	$23,675	$64,620	$131,957	$53,832	$3,175,716

	As of and for the Six Months Ended
	June 30, 2026
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and structured credit investments	Joint venture investments	Total
Balance, beginning of period	$2,956,297	$30,456	$61,684	$133,397	$—	$3,181,834
Purchases or originations	296,374	—	—	35	51,391	347,800
Repayments / redemptions	(299,254)	(8,245)	(750)	—	—	(308,249)
Sales Proceeds	10	—	—	—	—	10
Paid-in-kind interest	5,482	2,309	3,315	—	—	11,106
Net change in unrealized gains (losses)	(64,760)	38,321	303	2,062	2,441	(21,633)
Net realized gains (losses)	10	(39,489)	—	(3,255)	—	(42,734)
Net amortization of discount on securities	7,473	323	68	—	—	7,864
Transfers within Level 3	—	—	—	—	—	—
Transfers into (out of) Level 3	—	—	—	(282)	—	(282)
Balance, End of Period	$2,901,632	$23,675	$64,620	$131,957	$53,832	$3,175,716

Dye & Durham, Ltd. was transferred out of Level 3 into Level 1 for fair value measurement purposes during the six months ended June 30, 2026, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

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

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2026 and 2025:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	June 30, 2026 on	June 30, 2025 on
	Investments Held at	Investments Held at
	June 30, 2026	June 30, 2025
First-lien debt investments	$(9,817)	$31,358
Second-lien debt investments	(49)	(1,066)
Mezzanine debt investments	(63)	212
Equity investments	6,532	(1,250)
Joint venture investments	2,441	—
Total	$(956)	$29,254

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Six Months Ended	for the Six Months Ended
	June 30, 2026 on	June 30, 2025 on
	Investments Held at	Investments Held at
	June 30, 2026	June 30, 2025
First-lien debt investments	$(60,296)	$30,038
Second-lien debt investments	(1,168)	(3,820)
Mezzanine debt investments	303	(516)
Equity investments	2,062	(2,461)
Joint venture investments	2,441	—
Total	$(56,658)	$23,241

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2026
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,901,632	Income approach (1)	Discount rate	7.6% — 27.5% (12.5%)	Decrease
Second-lien debt investments	23,675	Income approach	Discount rate	16.2% — 16.5% (16.2%)	Decrease
Mezzanine debt investments	64,620	Income approach (2)	Discount rate	8.7% — 11.9% (11.7%)	Decrease
Equity investments	131,957	Market Multiple (3)	Comparable multiple	1.5x — 22.0x (11.4x)	Increase
Joint venture investments	53,832	Income approach (4)	Discount rate	12.5% — 12.5% (12.5%)	Decrease
Total	$3,175,716

(1)
Includes $99.2 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $17.2 million of equity investments which were valued using an asset valuation waterfall and $18.3 million of equity investments which were valued using a discounted cash flow analysis.
(4)
Includes $53.8 million of joint venture investments which were valued using a discounted cash flow analysis.

	December 31, 2025
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,956,297	Income approach (1)	Discount rate	6.6% — 17.5% (11.0%)	Decrease
Second-lien debt investments	30,456	Income approach	Discount rate	12.5% — 15.3% (14.2%)	Decrease
Mezzanine debt investments	61,684	Income approach (2)	Discount rate	10.8% — 20.0% (11.1%)	Decrease
Equity investments	133,397	Market Multiple (3)	Comparable multiple	1.8x — 25.0x (10.4x)	Increase
Total	$3,181,834

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

As of June 30, 2026 SCP had total capital commitments of $600.0 million comprised of $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $100.0 million of capital commitments from Sixth Street Lending Partners, $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of June 30, 2026, SCP had the following contributed capital and unfunded commitments from its members:

June 30, 2026
Total contributed capital by Sixth Street Specialty Lending Inc.	$51,391
Total contributed capital by Sixth Street Lending Partners	25,704
Total contributed capital by Carlyle	77,095
Total contributed capital	$154,190
Total unfunded commitments by Sixth Street Specialty Lending Inc.	148,610
Total unfunded commitments by Sixth Street Lending Partners	74,297
Total unfunded commitments by Carlyle	222,907
Total unfunded commitments	$445,814

As of June 30, 2026, SCP had five wholly owned subsidiaries: (i) Carlyle US CLO 2026-3, Ltd., a Cayman Islands corporation; (ii) Carlyle US CLO 2026-B, Ltd., a Cayman Islands corporation; (iii) Sixth Street CLO 32, Ltd., a Cayman Islands corporation; (iv) Sixth Street SCP Warehouse 3, Ltd., a Cayman Islands corporation and (v) Sixth Street SCP Warehouse 4, Ltd., a Cayman Islands corporation. Each subsidiary primarily invests in broadly syndicated loans. As the subsidiaries are wholly owned subsidiaries, they are consolidated in SCP’s unaudited consolidated financial statements commencing from the date of their respective formation.

Below is selected consolidated balance sheet information for SCP as of June 30, 2026:

June 30, 2026
(unaudited)
Selected Consolidated Balance Sheet Information:
Assets
Investments at fair value (amortized cost of $1,664,368)	$1,659,630
Cash and cash equivalents (1)	130,014
Prepaid expenses and other assets	39,844
Total Assets	$1,829,488
Liabilities and Members' Equity
Secured borrowings	$1,357,281
Dividend payable	5,070
Accrued expenses and other liabilities	317,605
Members equity (2)	149,290
Non-controlling interest	242
Total Liabilities and Members' Equity	$1,829,488

(1)
As of June 30, 2026, $9,743 of SCP’s cash and cash equivalents was restricted.
(2)
As of June 30, 2026, the fair value of the Company’s ownership interest in the members’ equity was $53,832.

Below is selected consolidated statement of operations information for SCP for the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total Investment Income	$22,123	$23,573
Expenses
Interest expense	16,442	16,973
Other expenses	368	1,168
Total expenses	16,810	18,141
Net Investment Income	5,313	5,432
Net change in unrealized gains (losses) on investments	29	(4,738)
Net realized gains (losses) on investments	103	133
Increase (Decrease) in Net Assets Resulting from Operations	$5,445	$827
Net income (loss) attributable to non-controlling interest	(13)	(13)
Increase (Decrease) in Net Assets Resulting from Operations Attributable to Members	$5,458	$840

For the three and six months ended June 30, 2026, SCP declared $5.1 million and $5.7 million, respectively, in distributions, of which $1.7 million and $1.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Statements of Operations. As of June 30, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 18.7%.

Below is a summary of SCP’s portfolio as of June 30, 2026:

June 30, 2026
Total investments (1)	$1,681,254
Weighted average yield on total investments at amortized cost	6.75%
Weighted average yield on total investments at fair value	6.77%
Weighted average spread on investments	2.79%
Number of portfolio companies in SCP	428
Percentage of loans at floating interest rates	99.52%

(1)
At par amount.

The industry composition of SCP’s portfolio at fair value as of June 30, 2026 is as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$77,745	$77,745	4.7%
Auto Aftermarket & Services	45,943	45,985	2.8%
Beverage & Food	50,150	50,261	3.0%
Business Services	177,077	176,405	10.6%
Capital Equipment	105,834	105,845	6.4%
Chemicals, Plastics & Rubber	28,790	28,912	1.7%
Construction & Building	91,558	91,241	5.5%
Consumer goods: Durable	31,398	31,391	1.9%
Consumer goods: Non-durable	27,749	27,792	1.7%
Consumer Services	125,242	125,148	7.5%
Containers, Packaging & Glass	44,160	44,139	2.7%
Diversified Financial Services	212,220	210,609	12.7%
Energy: Electricity	15,266	15,222	0.9%
Energy: Oil & Gas	29,187	29,185	1.8%
Environmental Industries	24,057	24,068	1.5%
Forest Products & Paper	2,457	2,387	0.1%
Healthcare & Pharmaceuticals	102,635	102,638	6.2%
High Tech Industries	121,605	119,392	7.2%
Leisure Products & Services	80,886	80,764	4.9%
Media: Advertising, Printing & Publishing	12,856	12,930	0.8%
Media: Broadcasting & Subscription	21,064	21,102	1.3%
Media: Diversified & Production	28,004	28,023	1.7%
Metals & Mining	3,976	4,000	0.2%
Retail	25,826	25,717	1.5%
Telecommunications	20,090	20,180	1.2%
Transportation: Cargo	7,392	7,504	0.5%
Transportation: Consumer	27,334	27,244	1.6%
Utilities: Electric	10,158	10,209	0.6%
Utilities: Oil & Gas	4,909	4,949	0.3%
Wholesale	108,800	108,643	6.5%
Total	$1,664,368	$1,659,630	100.0%

The geographic composition of SCP’s portfolio at fair value as of June 30, 2026 is as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,980	$2,009	0.1%
Canada	16,308	16,208	1.0%
Germany	15,482	15,573	0.9%
Ireland	879	877	0.1%
Luxembourg	19,504	19,393	1.2%
Netherlands	22,163	22,267	1.3%
Switzerland (1)	631	658	0.0%
United Kingdom	21,391	21,160	1.3%
United States	1,566,030	1,561,485	94.1%
Total	$1,664,368	$1,659,630	100.0%
(1)
Value sums to less than 0.1%.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2026 and December 31, 2025, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2026 Notes	$300,000	$299,393	$300,000	$296,659
2028 Notes	300,000	308,134	300,000	314,473
2029 Notes	350,000	353,458	350,000	361,359
2030 Notes	300,000	296,876	300,000	303,186
2031 Notes	300,000	293,833	—	—
Total	$1,550,000	$1,551,694	$1,250,000	$1,275,677

(1)
The fair value is based on broker quotes received by the Company and is categorized as Level 2 within the fair value hierarchy.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Revolving Credit Facility, are classified as Level 2.

7. Debt

Revolving Credit Facility

On August 23, 2012, the Company entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of June 30, 2026, aggregate commitments under the Revolving Credit Facility were $1.525 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

Pursuant to the Seventeenth Amendment dated May 1, 2026, with respect to $1.525 billion of commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the Revolving Credit Facility, was extended to May 1, 2030 and the stated maturity date was extended to May 1, 2031.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2026, the Company had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 49.3 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 290.0 million and Euro (EUR) of 275.5 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2025, the Company had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.5 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 218.0 million and Euro (EUR) of 245.9 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2026 and December 31, 2025, the Company had $22.8 million and $21.7 million outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the Revolving Credit Facility.

2026 Notes

In February 2021, the Company issued $300.0 million aggregate principal amount of unsecured notes that matured on August 1, 2026 (the “2026 Notes”). The principal amount of the 2026 Notes was payable at maturity. The 2026 Notes bore interest at a rate of 2.50% per year, payable semi-annually commencing on August 1, 2021, and were able to be redeemed in whole or in part at the Company’s option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and estimated offering costs, were $293.7 million. The Company used the net proceeds of the 2026 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2026 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap was $300.0 million, which matured on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, the Company’s effective interest rate on the 2026 Notes was SOFR plus 2.17%. The interest expense related to the 2026 Notes was offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(1.1) million and $(5.8) million, respectively, which was offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(0.4) million and $4.5 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(2.6) million and $3.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, the Company's effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $2.0 million and $8.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

2031 Notes

In May 2026, the Company issued $300.0 million aggregate principal amount of unsecured notes that mature on August 15, 2031 (the “2031 Notes”). The principal amount of the 2031 Notes is payable at maturity. The 2031 Notes bear interest at a rate of 5.65% per year, payable semi-annually commencing on February 15, 2027, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2031 Notes, net of underwriting discounts, offering costs and original issue discount, were $294.3 million. The Company used the net proceeds of the 2031 Notes to repay a portion of the outstanding indebtedness under the Revolving Credit Facility and for general corporate purposes.

In connection with the issuance of the 2031 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2031, matching the maturity date of the 2031 Notes. As a result of the swap, the Company’s effective interest rate on the 2031 Notes is SOFR plus 1.85%. The interest expense related to the 2031 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2026, the effective hedge interest rate swaps had a fair value of $(1.7) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2031 Notes.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense related to the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$18,879	$16,666	$35,544	$30,800
Accretion of original issue discount	568	474	1,063	868
Amortization of deferred financing costs	937	833	1,761	1,544
Total Interest Expense	$20,384	$17,973	$38,368	$33,212

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes. During the three and six months ended June 30, 2026, the Company received $18.6 million and $35.1 million, respectively, and paid $20.8 million and $39.1 million respectively, related to the settlements of its interest rate swaps related to the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes. During the three and six months ended June 30, 2025, the Company received $16.7 million and $30.5 million, respectively, and paid $21.2 million and $38.7 million, respectively, related to the settlements of its interest rate swaps related to the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. These net amounts are included in interest expense in the Company’s Consolidated Statements of Operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of June 30, 2026, the components of the carrying value of the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes and the stated interest rates were as follows:

	June 30, 2026
	2026 Notes	2028 Notes	2029 Notes	2030 Notes	2031 Notes
Principal amount of debt	$300,000	$300,000	$350,000	$300,000	$300,000
Original issue discount, net of accretion	(36)	(836)	(1,890)	(2,803)	(2,659)
Deferred financing costs	(65)	(1,836)	(2,627)	(3,090)	(4,123)
Fair value of an effective hedge	(1,097)	(438)	(2,605)	2,028	(1,693)
Carrying value of debt	$298,802	$296,890	$342,878	$296,135	$291,525
Stated interest rate	2.50%	6.95%	6.13%	5.63%	5.65%

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

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of June 30, 2026, the Company's swap-adjusted interest rate on the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes was SOFR plus 2.17%, 2.99%, 2.44%, 1.53% and 1.85%, respectively. As of December 31, 2025, the Company's swap-adjusted interest rate on the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes was SOFR plus 2.17%, 2.99%, 2.44% and 1.53%, respectively.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the indentures governing the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 179.1% and 191.5%, respectively.

Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,525,000	$416,020	$1,086,207	$398,737
2026 Notes	300,000	300,000	—	298,802
2028 Notes	300,000	300,000	—	296,890
2029 Notes	350,000	350,000	—	342,878
2030 Notes	300,000	300,000	—	296,135
2031 Notes	300,000	300,000	—	291,525
Total Debt	$3,075,000	$1,966,020	$1,086,207	$1,924,967

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit, reserve for near term Notes maturity and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $17.3 million, $0.1 million, $2.7 million, $4.5 million, $5.9 million and $6.8 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes are presented inclusive of an incremental $(1.1) million, $(0.4) million, $(2.6) million, $2.0 million and $(1.7) million, respectively, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes, each resulting from a hedge accounting relationship.

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

For the three and six months ended June 30, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$24,548	$26,031	$47,947	$52,811
Commitment fees	970	895	1,843	1,519
Amortization of deferred financing costs	1,762	1,737	3,480	3,231
Accretion of original issue discount	568	474	1,063	868
Swap settlement	2,237	4,510	4,010	8,188
Total Interest Expense	$30,085	$33,647	$58,343	$66,617
Average debt outstanding (in millions)	$1,916.2	$1,928.8	$1,873.8	$1,918.5
Weighted average interest rate	5.6%	6.3%	5.5%	6.4%

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

As of June 30, 2026 and December 31, 2025, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver	$31	$246
Aledade, Inc. - Revolver	18,647	24,136
American Achievement, Corp. - Revolver	2,403	2,403
Arcwood Environmental, Inc. - Revolver	—	1,815
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	25,617	27,643
Artisan Bidco, Inc. - Revolver	1,048	1,429
AVSC Holding Corp. - Revolver	4,253	4,833
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5,575	5,575
Bayshore Intermediate #2, L.P. - Revolver	1,861	2,734
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	1,786	324
Cirrus (Bidco) Ltd - Delayed Draw	365	448
Cordance Operations, LLC - Delayed Draw & Revolver	1,937	2,594
Coupa Holdings, LLC - Delayed Draw & Revolver	984	6,809
Crewline Buyer, Inc. - Revolver & Equity	6,148	6,148
EDB Parent, LLC - Delayed Draw	1,628	5,603
Elysian Finco Ltd. - Revolver	431	764
EMS Linq, Inc. - Revolver	4,005	5,868
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,423	6,134
Eventus Buyer, LLC - Delayed Draw & Revolver	9,800	8,633
ExtraHop Networks, Inc. - Revolver	—	446
Flight Intermediate HoldCo, Inc. - Delayed Draw	29,654	32,131
Galileo Parent, Inc. - Revolver	—	3,462
Greenshoot Bidco B.V. - Revolver	449	461
Hippo XPA Bidco AB - Delayed Draw & Revolver	14,918	9,407
Hirevue, Inc. - Delayed Draw	5,783	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	10,227	9,818
Ingenovis Health Finance, LLC - Revolver	32,500	32,500
IRGSE Holding Corp. - Revolver	937	5,707
Kahua, Inc. - Delayed Draw	—	5,000
Kangaroo Bidco AS - Delayed Draw	4,375	4,375
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	2,647	6,749
Kryptona BidCo US, LLC - Revolver	2,165	2,165
LeanTaaS Holdings, Inc. - Delayed Draw	11,004	12,015
Leg Purchaser Inc. - Revolver	2,301	—
LIHA Holdco B.V. - Delayed Draw & Revolver	156	753
Lynx BidCo - Delayed Draw & Revolver	2,052	6,733
Marcura Equities LTD - Revolver	1,667	1,667
MindBody, Inc. - Revolver	3,611	—
Omnigo Software, LLC - Delayed Draw & Revolver	1,875	1,875
PDI TA Holdings, Inc. - Revolver	—	437
Rail Acquisitions LLC - Delayed Draw & Revolver	5,661	5,660
RainFocus, LLC - Delayed Draw	2,769	5,322
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1,199	1,231
Raptor US Buyer II Corp. - Revolver	600	600
Sapphire Software Buyer, Inc. - Revolver	3,243	3,243
Scorpio Bidco - Delayed Draw	559	575
Sediver S.p.A. - Delayed Draw	4,004	4,113
Severin Acquisition, LLC - Delayed Draw & Revolver	3,290	4,380
Shiftmove GmbH - Delayed Draw	9,904	10,174
SMA Technologies Holdings, LLC - Revolver	1,009	1,009
Sport Alliance GmbH - Revolver	476	489
Structured Credit Partners JV, LLC - Equity	148,610	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	20,469	23,799
TRP Assets, LLC - Delayed Draw	—	10,166
TS Imagine Inc. - Revolver	—	768
USA Debusk LLC - Delayed Draw & Revolver	382	2,519

Varinem German Bidco GmbH - Delayed Draw	3,845	4,917
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	7,062	8,814
Wrangler Topco, LLC - Delayed Draw & Revolver	626	888
Total Portfolio Company Commitments (1)(2)	$431,971	$338,507

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

Other Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the six months ended June 30, 2026 and 2025. All shares issued to stockholders in the tables below are newly issued shares.

	For the Six Months Ended
	June 30, 2026
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 12, 2026	Supplemental	February 27, 2026	March 20, 2026	6,241
February 12, 2026	Base	March 16, 2026	March 31, 2026	308,209
May 5, 2026	Base	June 15, 2026	June 30, 2026	354,477
Total Shares Issued				668,927

	For the Six Months Ended
	June 30, 2025
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	39,839
February 13, 2025	Base	March 14, 2025	March 31, 2025	263,083
April 30, 2025	Supplemental	May 30, 2025	June 20, 2025	34,339
April 30, 2025	Base	June 16, 2025	June 30, 2025	241,651
Total Shares Issued				578,912
(1)
See Note 11 for further information on base, supplemental and special dividends.

On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 5, 2026 (expiring November 30, 2026). Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market, from time to time, at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the three and six months ended June 30, 2026, the Company repurchased 30,938 shares at a weighted average price per share of $16.17 inclusive of commission, for a total cost of $0.5 million. During the three and six months ended June 30, 2025, no shares were repurchased.

At the Market Offerings

The Company is a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company's common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of June 30, 2026.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
Earnings (losses) per common share — basic and diluted	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (decrease) in net assets resulting from operations	$40,508	$59,003	$14,483	$95,957
Weighted average shares of common stock outstanding—basic and diluted	95,021,455	93,971,164	94,866,293	93,821,251
Earnings per common share—basic and diluted	$0.43	$0.63	$0.15	$1.02

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 12, 2026	Supplemental	February 27, 2026	March 20, 2026	$0.01
February 12, 2026	Base	March 16, 2026	March 31, 2026	0.46
May 5, 2026	Base	June 15, 2026	June 30, 2026	0.42
Total Dividends Declared				$0.89

	For the Six Months Ended
	June 30, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	$0.07
February 13, 2025	Base	March 14, 2025	March 31, 2025	0.46
April 30, 2025	Supplemental	May 30, 2025	June 20, 2025	0.06
April 30, 2025	Base	June 16, 2025	June 30, 2025	0.46
Total Dividends Declared				$1.05

The dividends declared during the six months ended June 30, 2026 and 2025 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the six months ended June 30, 2026 and 2025:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Per Share Data (8)
Net asset value, beginning of period	$16.98	$17.16

Net investment income (1)	0.85	1.16
Net realized and unrealized gains (losses) (1)	(0.70)	(0.14)
Total from operations	0.15	1.02
Issuance of common stock, net of offering costs (2)	—	0.04
Dividends declared (2)	(0.89)	(1.05)
Total increase/(decrease) in net assets	(0.74)	0.01
Net Asset Value, End of Period	$16.24	$17.17
Per share market value at end of period	$17.17	$23.81
Total return based on market value with reinvestment of dividends (3)	(16.73)%	17.23%
Total return based on market value (4)	(16.85)%	16.71%
Total return based on net asset value (5)	0.88%	6.18%
Shares Outstanding, End of Period	95,343,139	94,240,348
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets (7)	14.11%	15.23%
Ratio of net investment income to average net assets	10.31%	13.53%
Portfolio turnover	20.20%	26.96%
Net assets, end of period	$1,548,554	$1,617,646

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the six months ended June 30, 2026 and 2025. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 14.21% and 15.32%, respectively, for the six months ended June 30, 2026 and 2025.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2026.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through June 30, 2026, we have originated approximately $56.0 billion aggregate principal amount of investments and retained approximately $12.0 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct investment originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of June 30, 2026, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 87.0% of our total investments based on fair value, had weighted average annual revenue of $464.8 million and weighted average annual EBITDA of $137.1 million. As of June 30, 2026, our core portfolio companies had a median annual revenue of $179.9 million and a median annual EBITDA of $56.5 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of June 30, 2026, the largest single investment based on fair value represented 2.4% of our total investment portfolio.

As of June 30, 2026, the average investment size in each of our portfolio companies was approximately $24.1 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments, the average investment in our remaining portfolio companies was approximately $30.9 million based on fair value as of June 30, 2026.

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

As of June 30, 2026, the largest industry represented 19.0% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of June 30, 2026, approximately 89.1% of our portfolio was invested in secured debt, including 88.3% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended June 30, 2026, the weighted average term on new investment commitments in new portfolio companies was 5.0 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of June 30, 2026, we had call protection on 70.3% of our debt investments based on fair value, with weighted average call prices of 108.4% for the first year, 104.6% for the second year and 101.8% for the third year, in each case from the date of the initial investment. As of June 30, 2026, 96.1% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

Relationship with our Adviser and Sixth Street

Our Adviser is a Delaware limited liability company. Our Adviser acts as our investment adviser and administrator and is a registered investment adviser with the SEC under the Advisers Act. Our Adviser sources and manages our portfolio through a dedicated team of investment professionals predominately focused on direct lending, which we refer to as our Investment Team. Our Investment Team is led by our Adviser’s Co-Chief Investment Officer, Co-Head of Sixth Street Direct Lending and Co-Head of Growth Robert “Bo” Stanley, Co-Head of Direct Lending Michael Griffin, and our Adviser’s Co-Founding Partner, Chief Executive Officer, and Co-Chief Investment Officer Alan Waxman, all of whom have substantial experience in credit origination, underwriting and asset management. Our investment decisions are made by our Investment Review Committee, which includes senior personnel of our Adviser and affiliates of Sixth Street Partners, LLC, or “Sixth Street.”

Sixth Street is a global investment business with over $135 billion of assets under management as of June 30, 2026. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. middle-market loan originations and upper middle-market loan originations, respectively, and Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 750 investment and operating professionals. As of June 30, 2026, seventy-five (75) of these personnel are dedicated to direct lending, including sixty (60) investment professionals.

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

General Economic Conditions

To date, 2026 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Iran and elsewhere in the Middle East and Ukraine.

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement, and has implemented, significant changes to U.S. trade policy, tax policy and the enforcement of various regulations and a reduction of the size of the federal government (and government spending). These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government announced tariffs on goods imported from various countries to the United States and countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs. We are actively monitoring macroeconomic developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of June 30, 2026, 96.1% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and six months ended June 30, 2026, 6.9% and 7.2%, respectively, of our total investment income was comprised of PIK interest. For the three and six months ended June 30, 2025, 5.0% and 4.8%, respectively, of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Subsequent to the global financial crisis, the implementation of regulatory changes such as Basel III requirements, Leverage Lending Guidance, and the Volcker Rule, tightened risk appetites and reduced the capacity of traditional lenders to serve middle-market companies. We believe that these dynamics have created a significant opportunity for us to directly originate investments. We also believe that the large amount of uninvested capital held by private equity firms will continue to drive deal activity, which may in turn create additional demand for debt capital.

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

Portfolio and Investment Activity

As of June 30, 2026, our portfolio based on fair value consisted of 88.3% first-lien debt investments, 0.7% second-lien debt investments, 2.0% mezzanine debt investments, 4.7% equity investments, 2.7% structured credit investments and 1.6% joint venture investments. As of December 31, 2025, our portfolio based on fair value consisted of 89.2% first-lien debt investments, 0.9% second-lien debt investments, 1.8% mezzanine debt investments, 5.2% equity investments and 2.9% structured credit investments.

As of June 30, 2026 and December 31, 2025, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.1% and 11.1%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.2% and 11.3%, respectively.

As of June 30, 2026, we had investments in 137 portfolio companies (including 33 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) with an aggregate fair value of $3,302.1 million. As of December 31, 2025, we had investments in 143 portfolio companies (including 36 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) with an aggregate fair value of $3,347.3 million.

For the three months ended June 30, 2026, the principal amount of new investments funded was $136.7 million in two new portfolio companies and one existing portfolio company. For this period, we had $192.1 million aggregate principal amount in exits and repayments.

For the three months ended June 30, 2025, the principal amount of new investments funded was $208.6 million in thirteen new portfolio companies and four existing portfolio companies. For this period, we had $388.7 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended June 30, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2026	June 30, 2025
New investment commitments:
Gross originations (1)	$821.3	$604.1
Less: Syndications/sell downs (1)	706.7	306.4
Total new investment commitments	$114.6	$297.7
Principal amount of investments funded:
First-lien	$100.0	$190.1
Second-lien	—	—
Mezzanine	—	—
Equity	—	2.3
Structured Credit	—	16.2
Joint Venture	36.7	—
Total	$136.7	$208.6
Principal amount of investments sold or repaid:
First-lien	$175.2	$365.9
Second-lien	8.2	3.4
Mezzanine	—	—
Equity	1.4	3.2
Structured Credit	7.3	16.2
Joint Venture	—	—
Total	$192.1	$388.7
Number of new investment commitments in new portfolio companies	2	13
Average new investment commitment amount in new portfolio companies	$50.9	$20.0
Weighted average term for new investment commitments in new portfolio companies (in years)	5.0	6.2
Percentage of new debt investment commitments at floating rates	100.0%	99.7%
Percentage of new debt investment commitments at fixed rates	0.0%	0.3%
Weighted average interest rate of new investment commitments	10.4%	10.7%
Weighted average spread over reference rate of new floating rate investment commitments	6.9%	6.7%
Weighted average interest rate on investments fully sold or paid down	10.7%	12.2%

(1) Includes affiliates of Sixth Street.

As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

	June 30, 2026		December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$2,933.3	$2,917.4	$2,934.2	$2,984.4
Second-lien debt investments	24.5	23.7	69.6	30.7
Mezzanine debt investments	63.8	64.6	61.1	61.7
Equity investments	152.2	154.8	159.8	172.6
Structured credit investments	91.2	87.8	98.6	97.9
Joint venture investments	51.4	53.8	—	—
Total	$3,316.4	$3,302.1	$3,323.3	$3,347.3

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,259.4	98.7%	$3,327.3	99.4%
Non-accrual (1)	42.7	1.3	20.0	0.6
Total	$3,302.1	100.0%	$3,347.3	100.0%

	June 30, 2026		December 31, 2025
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,252.8	98.1%	$3,254.5	97.9%
Non-accrual (1)	63.6	1.9	68.8	2.1
Total	$3,316.4	100.0%	$3,323.3	100.0%

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

The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities (1)	11.1%	11.1%
Weighted average interest rate of debt and income producing securities	10.7%	10.6%
Weighted average spread over reference rate of all floating rate investments	7.0%	7.1%

(1)
Weighted average total portfolio yield at fair value was 10.5% at June 30, 2026 and 10.5% at December 31, 2025.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2026 and December 31, 2025. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2026		December 31, 2025
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$2,846.9	86.2%	$3,002.3	89.7%
2	349.3	10.6	296.9	8.9
3	63.2	1.9	28.0	0.8
4	—	—	—	—
5	42.7	1.3	20.1	0.6
Total	$3,302.1	100.0%	$3,347.3	100.0%

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

As of June 30, 2026 SCP had total capital commitments of $600.0 million comprised of $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $100.0 million of capital commitments from Sixth Street Lending Partners, $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of June 30, 2026 SCP had the following contributed capital and unfunded commitments from its members:

($ in millions)	June 30, 2026
Total contributed capital by Sixth Street Specialty Lending Inc.	$51.4
Total contributed capital by Sixth Street Lending Partners	25.7
Total contributed capital by Carlyle	77.1
Total contributed capital	$154.2
Total unfunded commitments by Sixth Street Specialty Lending Inc.	148.6
Total unfunded commitments by Sixth Street Lending Partners	74.3
Total unfunded commitments by Carlyle	222.9
Total unfunded commitments	$445.8

For the three and six months ended June 30, 2026 SCP declared $5.1 million and $5.7 million, respectively, in distributions, of which $1.7 million and $1.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Statements of Operations. As of June 30, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 18.7%.

Below is a summary of SCP’s portfolio as of June 30, 2026:

($ in millions)	June 30, 2026
Total investments (1)	$1,681.3
Weighted average yield on total investments at amortized cost	6.75%
Weighted average yield on total investments at fair value	6.77%
Weighted average spread on investments	2.79%
Number of portfolio companies in SCP	428
Percentage of loans at floating interest rates	99.52%
(1)
At par amount.

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)(1)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$97.8	$115.0	$191.2	$231.4
Less: Net expenses	55.7	62.9	108.0	119.9
Net investment income before income taxes	42.2	52.1	83.2	111.5
Less: Income taxes, including excise taxes	1.3	1.3	2.5	2.6
Net investment income	40.9	50.8	80.7	108.8
Net realized gains (losses) (2)	0.8	(36.9)	(38.5)	(36.0)
Net change in unrealized gains (losses) (2)	(1.2)	45.0	(27.7)	23.2
Net increase (decrease) in net assets resulting from operations	$40.5	$59.0	$14.5	$96.0

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Six Months Ended
($ in millions) (1)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest from investments	$85.2	$101.2	$169.0	$207.9
Paid-in-kind interest income	6.7	5.8	13.7	$11.1
Dividend income	2.0	0.4	2.4	1.3
Other income	4.0	7.6	6.2	11.1
Total investment income	$97.8	$115.0	$191.2	$231.4

(1)
Table may not sum due to rounding.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $101.2 million for the three months ended June 30, 2025 to $85.2 million for the three months ended June 30, 2026. The decrease in interest from investments was primarily the result of a decrease in reference rates for the three months ended June 30, 2026 compared to the same period in 2025. Paid-in-kind interest income increased from $5.8 million for the three months ended June 30, 2025 to $6.7 million for the three months ended June 30, 2026 due to increased PIK investments. Dividend income increased from $0.4 million for the three months ended June 30, 2025 to $2.0 million for the three months ended June 30, 2026 due to increased dividend yielding investments in 2026. Other income decreased from $7.6 million for the three months ended June 30, 2025 to $4.0 million for the three months ended June 30, 2026, primarily due to decreased miscellaneous fees earned during the three months ended June 30, 2026.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $207.9 million for the six months ended June 30, 2025 to $169.0 million for the six months ended June 30, 2026. The decrease in interest from investments was primarily the result of a decrease in reference rates for the six months ended June 30, 2026 compared to the same period in 2025. Paid-in-kind interest income increased from $11.1 million for the six months ended June 30, 2025 to $13.7 million for the six months ended June 30, 2026 due to increased PIK investments. Dividend income increased from $1.3 million for the six months ended June 30, 2025 to $2.4 million for the six months ended June 30, 2026 due to increased dividend yielding investments in 2026. Other income decreased from $11.1 million for the six months ended June 30, 2025 to $6.2 million for the six months ended June 30, 2026, primarily due to decreased miscellaneous fees earned during the six months ended June 30, 2026.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)(1)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest	$30.1	$33.6	$58.3	$66.6
Management fees (net of waivers)	12.5	12.6	24.8	25.3
Incentive fees on net investment income	8.7	11.1	17.1	22.6
Incentive fees on net capital gains	—	1.4	—	(2.2)
Professional fees	2.4	2.6	4.2	4.5
Directors’ fees	0.2	0.2	0.5	0.5
Other general and administrative	1.8	1.3	3.1	2.6
Net Expenses	$55.7	$62.9	$108.0	$119.9

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing expenses, decreased from $33.6 million for the three months ended June 30, 2025 to $30.1 million for the three months ended June 30, 2026. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding, which decreased from 6.3% for the three months ended June 30, 2025 to 5.6% for the three months ended June 30, 2026 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Interest expense, including other debt financing expenses, decreased from $66.6 million for the six months ended June 30, 2025 to $58.3 million for the six months ended June 30, 2026. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding, which decreased from 6.4% for the six months ended June 30, 2025 to 5.5% for the six months ended June 30, 2026 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Management Fees

Management Fees (gross of waivers) increased from $12.9 million for the three months ended June 30, 2025 to $13.0 million for the three months ended June 30, 2026 due to an increase in average assets for the three months ended June 30, 2026 compared to the same period in 2025. Management Fees (net of waivers) decreased from $12.6 million for the three months ended June 30, 2025 to $12.5 million for the three months ended June 30, 2026. Management Fees waived were $0.5 million for the three months ended June 30, 2026 and $0.3 million for the three months ended June 30, 2025, pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

Management Fees (gross of waivers) decreased from $26.0 million for the six months ended June 30, 2025 to $25.6 million for the six months ended June 30, 2026 due to a decrease in average assets for the six months ended June 30, 2026 compared to the same period in 2025. Management Fees (net of waivers) decreased from $25.3 million for the six months ended June 30, 2025 to $24.8 million for the six months ended June 30, 2026. Management Fees waived were $0.8 million for the six months ended June 30, 2026 and $0.7 million for the six months ended June 30, 2025, pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees related to pre-incentive net investment income decreased from $11.1 million for the three months ended June 30, 2025 to $8.7 million for the three months ended June 30, 2026. For the three months ended June 30, 2026, there were no Incentive Fees accrued related to Capital Gains Fees. For the three months ended June 30, 2025, $1.4 million of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2026, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-incentive net investment income decreased from $22.6 million for the six months ended June 30, 2025 to $17.1 million for the six months ended June 30, 2026. For the six months ended June 30, 2026, there were no Incentive Fees accrued related to Capital Gains Fees. For the six months ended June 30, 2025, $(2.2) million of Incentive Fees were accrued related to Capital Gains Fees. As of June 30, 2026, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees decreased from $2.6 million for the three months ended June 30, 2025 to $2.4 million for the three months ended June 30, 2026 due to lower audit related, independent third-party valuation firm and sub-agent administration costs. Other general and administrative fees were $1.3 million for the three months ended June 30, 2025 and $1.8 million for the three months ended June 30, 2026.

Professional fees decreased from $4.5 million for the six months ended June 30, 2025 to $4.2 million for the six months ended June 30, 2026 due to lower audit related, independent third-party valuation firm and sub-agent administration costs. Other general and administrative fees were $2.6 million for the six months ended June 30, 2025 and $3.1 million for the six months ended June 30, 2026.

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

For the three and six months ended June 30, 2026, we recorded a net expense of $1.3 million and $2.5 million, respectively, for U.S. federal excise tax and other taxes. For the three and six months ended June 30, 2025 we recorded a net expense of $1.3 million and $2.6 million, respectively, for U.S. federal excise tax and other taxes.

For the three and six months ended June 30, 2026, the Company recorded an increase in our deferred tax liability of $0.7 million pertaining to net unrealized gains. As of June 30, 2026, the balance of our deferred tax liability was $4.7 million.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
($ in millions)(1)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized gains (losses) on investments	$0.8	$(36.8)	$(38.5)	$(35.7)
Net realized gains (losses) on foreign currency transactions (2)(3)	(0.0)	0.1	(0.1)	(0.1)
Net realized gains (losses) on foreign currency investments (3)	0.0	0.8	0.0	0.8
Net realized gains (losses) on foreign currency borrowings (3)	0.0	(1.0)	0.0	(1.0)
Net Realized Gains (Losses)	$0.8	$(36.9)	$(38.5)	$(36.0)

Change in unrealized gains on investments	$24.4	$94.6	$65.9	$104.9
Change in unrealized (losses) on investments	(27.7)	(23.8)	(104.2)	(44.9)
Net Change in Unrealized Gains (Losses) on Investments	$(3.4)	$70.8	$(38.3)	$60.0

Unrealized gains (losses) on foreign currency borrowings	2.9	(25.8)	11.3	(36.8)
Unrealized gains (losses) on foreign currency transactions (2)(3)	0.0	0.0	0.1	(0.0)
Income tax provision on unrealized gains (losses)	(0.7)	—	(0.7)	—
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions and Income Tax Provision	$2.2	$(25.8)	$10.6	$(36.8)

Net Change in Unrealized Gains (Losses)	$(1.2)	$45.0	$(27.7)	$23.2

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.
(3)
Amounts round to less than $0.1 million.

For the three and six months ended June 30, 2026, we had net realized gains on investments of $0.8 million and net realized losses on investments of $38.5 million, respectively. For the three and six months ended June 30, 2026, we had net realized losses of less than $0.1 million and $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For both the three and six months ended June 30, 2026, we had net realized gains on foreign currency investments of less than $0.1 million. For both the three and six months ended June 30, 2026, we had net realized gains on foreign currency borrowings of less than $0.1 million. The net realized gains on foreign currency borrowings were a result of payments on our revolving credit facility.

For the three months ended June 30, 2026, we had $24.4 million in unrealized gains on 68 portfolio company investments, which was offset by $27.7 million in unrealized losses on 73 portfolio company investments. Unrealized gains for the three months ended June 30, 2026 resulted from positive portfolio company specific developments and the reversal of prior period unrealized losses due to realizations. Unrealized losses for the three months ended June 30, 2026 resulted from negative credit-related adjustments, widening credit spreads, and the reversal of prior period unrealized gains due to realizations. For the six months ended June 30, 2026, we had $65.9 million in unrealized gains on 27 portfolio company investments, which was offset by $104.2 million in unrealized losses on 120 portfolio company investments. Unrealized gains for the six months ended June 30, 2026 resulted from positive portfolio company specific developments and the reversal of prior period unrealized losses due to realizations. Unrealized losses for the six months ended June 30, 2026 resulted from negative credit-related adjustments, widening credit spreads, and the reversal of prior period unrealized gains due to realizations.

For the three and six months ended June 30, 2026, we had unrealized gains of $2.9 million and $11.3 million, respectively, on foreign currency borrowings, primarily as a result of fluctuations in the AUD, CAD, SEK, GBP and EUR exchange rates. For the three and six months ended June 30, 2026, we had unrealized gains of less than $0.1 million and $0.1 million, respectively, on foreign currency transactions. For both the three and six months ended June 30, 2026, we had unrealized losses of $0.7 million, related to a deferred tax liability.

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

Realized Gross Internal Rate of Return

Since we began investing in 2011 through June 30, 2026, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 16.7% (based on total capital invested of $9.5 billion and total proceeds from these exited investments of $12.2 billion). Ninety-four percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the six months ended June 30, 2026 and 2025, we had $11.3 million of unrealized gains and $36.8 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the six months ended June 30, 2026 and 2025. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at June 30, 2026. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 179.1% and 191.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2026, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2026, we had approximately $1.1 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of June 30, 2026, we had $193.6 million in cash and cash equivalents, including $40.1 million of restricted cash. During the six months ended June 30, 2026, cash provided by operating activities was $45.0 million, primarily attributable to repayments and proceeds from investments of $335.5 million, an increase in net assets resulting from operations of $14.5 million and cash provided by other operating activities of $42.8 million which was partially offset by funding portfolio investments of $347.8 million. Cash provided by financing activities was $128.9 million during the period due to borrowings of $651.9 million which was partially offset by paydowns on our Revolving Credit Facility of $441.3 million, dividends paid of $73.2 million, deferred financing costs of $8.0 million and repurchases of common stock of $0.5 million.

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

Equity

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company's common stock. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of June 30, 2026.

During the six months ended June 30, 2026 and 2025, we issued 668,927 and 578,912 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $11.3 million and $12.7 million, respectively.

On August 4, 2015, our Board authorized us to acquire up to $50 million in aggregate of our common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 5, 2026 (expiring November 30, 2026). Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market, from time to time, at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

During the three and six months ended June 30, 2026, we repurchased 30,938 shares at a weighted average price per share of $16.17 inclusive of commissions, for a total cost of $0.5 million. During the three and six months ended June 30, 2025, no shares were repurchased.

Debt

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of June 30, 2026, aggregate commitments under the Revolving Credit Facility were $1.525 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

Pursuant to the Seventeenth Amendment dated May 1, 2026, with respect to $1.525 billion of commitments, the revolving period, during which period we, subject to certain conditions, may make borrowings under the Revolving Credit Facility, was extended to May 1, 2030 and the stated maturity date was extended to May 1, 2031.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2026, we had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 49.3 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 290.0 million and Euro (EUR) of 275.5 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.5 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 218.0 million and Euro (EUR) of 245.9 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of June 30, 2026 and December 31, 2025, we had $22.8 million and $21.7 million, respectively, in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

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

As of June 30, 2026 and December 31, 2025, we were in compliance with the terms of the Revolving Credit Facility.

2026 Notes

In February 2021, we issued $300.0 million aggregate principal amount of unsecured notes that matured on August 1, 2026 (the “2026 Notes”). The principal amount of the 2026 Notes was payable at maturity. The 2026 Notes bore interest at a rate of 2.50% per year, payable semi-annually commencing on August 1, 2021, and were able to be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts, offering costs and original issue discount, were $293.7 million. We used the net proceeds of the 2026 Notes to repay outstanding indebtedness under the Revolving Credit Facility.

In connection with the issuance of the 2026 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap was $300.0 million, which matured on August 1, 2026, matching the maturity date of the 2026 Notes. As a result of the swap, our effective interest rate on the 2026 Notes was SOFR plus 2.17%. The interest expense related to the 2026 Notes was offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(1.1) million and $(5.8) million, respectively, which was offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2026 Notes.

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

In connection with the issuance of the 2028 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, our effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(0.4) million and $4.5 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(2.6) million and $3.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, our effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $2.0 million and $8.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

2031 Notes

In May 2026, we issued $300.0 million aggregate principal amount of unsecured notes that mature on August 15, 2031 (the “2031 Notes”). The principal amount of the 2031 Notes is payable at maturity. The 2031 Notes bear interest at a rate of 5.65% per year, payable semi-annually commencing on February 15, 2027, and may be redeemed in whole or in part at our option at any time at par plus a “make whole” premium. Total proceeds from the issuance of the 2031 Notes, net of underwriting discounts, offering costs and original issue discount, were $294.3 million. We used the net proceeds of the 2031 Notes to repay a portion of the outstanding indebtedness under the Revolving Credit Facility and for general corporate purposes.

In connection with the issuance of the 2031 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2031, matching the maturity date of the 2031 Notes. As a result of the swap, our effective interest rate on the 2031 Notes is SOFR plus 1.85%. The interest expense related to the 2031 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2026, the effective hedge interest rate swaps had a fair value of $(1.7) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2031 Notes.

Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,525.0	$416.0	$1,086.2	$398.8
2026 Notes	300.0	300.0	—	298.8
2028 Notes	300.0	300.0	—	296.9
2029 Notes	350.0	350.0	—	342.9
2030 Notes	300.0	300.0	—	296.1
2031 Notes	300.0	300.0	—	291.5
Total Debt	$3,075.0	$1,966.0	$1,086.2	$1,925.0

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit, reserve for near term Notes maturity and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $17.3 million, $0.1 million, $2.7 million, $4.5 million, $5.9 million and $6.8 million, respectively.
(3)
The carrying values of the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes are presented inclusive of an incremental $(1.1) million, $(0.4) million, $(2.6) million, $2.0 million and $(1.7) million, respectively, which represents an adjustment in the carrying values of the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes, each resulting from a hedge accounting relationship.

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

As of June 30, 2026 and December 31, 2025, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver (3)	$0.0	$0.2
Aledade, Inc. - Revolver	18.6	24.1
American Achievement, Corp. - Revolver	2.4	2.4
Arcwood Environmental, Inc. - Revolver	—	1.8
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	25.6	27.7
Artisan Bidco, Inc. - Revolver	1.0	1.4
AVSC Holding Corp. - Revolver	4.3	4.8
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5.6	5.6
Bayshore Intermediate #2, L.P. - Revolver	1.9	2.7
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	1.8	0.3
Cirrus (Bidco) Ltd - Delayed Draw	0.4	0.4
Cordance Operations, LLC - Delayed Draw & Revolver	1.9	2.6
Coupa Holdings, LLC - Delayed Draw & Revolver	1.0	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
EDB Parent, LLC - Delayed Draw	1.6	5.6
Elysian Finco Ltd. - Revolver	0.4	0.8
EMS Linq, Inc. - Revolver	4.0	5.9
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.4	6.1
Eventus Buyer, LLC - Delayed Draw & Revolver	9.8	8.6
ExtraHop Networks, Inc. - Revolver	—	0.4
Flight Intermediate HoldCo, Inc. - Delayed Draw	29.7	32.1
Galileo Parent, Inc. - Revolver	—	3.5
Greenshoot Bidco B.V. - Revolver	0.4	0.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	14.9	9.4
Hirevue, Inc. - Delayed Draw	5.8	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	10.2	9.8
Ingenovis Health Finance, LLC - Revolver	32.5	32.5
IRGSE Holding Corp. - Revolver	0.9	5.7
Kahua, Inc. - Delayed Draw	—	5.0
Kangaroo Bidco AS - Delayed Draw	4.4	4.4
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	2.6	6.8
Kryptona BidCo US, LLC - Revolver	2.2	2.2
LeanTaaS Holdings, Inc. - Delayed Draw	11.0	12.0
Leg Purchaser Inc. - Revolver	2.3	—
LIHA Holdco B.V. - Delayed Draw & Revolver	0.2	0.8
Lynx BidCo - Delayed Draw & Revolver	2.1	6.7
Marcura Equities LTD - Revolver	1.7	1.7
MindBody, Inc. - Revolver	3.6	—
Omnigo Software, LLC - Delayed Draw & Revolver	1.9	1.9
PDI TA Holdings, Inc. - Revolver	—	0.4
Rail Acquisitions LLC - Delayed Draw & Revolver	5.7	5.7
RainFocus, LLC - Delayed Draw	2.8	5.3
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	1.2	1.2
Raptor US Buyer II Corp. - Revolver	0.6	0.6
Sapphire Software Buyer, Inc. - Revolver	3.2	3.3
Scorpio Bidco - Delayed Draw	0.6	0.6
Sediver S.p.A. - Delayed Draw	4.0	4.1
Severin Acquisition, LLC - Delayed Draw & Revolver	3.3	4.4
Shiftmove GmbH - Delayed Draw	9.9	10.2
SMA Technologies Holdings, LLC - Revolver	1.0	1.0
Sport Alliance GmbH - Revolver	0.5	0.5
Structured Credit Partners JV, LLC - Equity	148.6	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	20.5	23.8

TRP Assets, LLC - Delayed Draw	—	10.2
TS Imagine Inc. - Revolver	—	0.8
USA Debusk LLC - Delayed Draw & Revolver	0.4	2.5
Varinem German Bidco GmbH - Delayed Draw	3.8	4.9
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	7.1	8.8
Wrangler Topco, LLC - Delayed Draw & Revolver	0.6	0.9
Total Portfolio Company Commitments (1)(2)	$432.0	$338.5

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
(3)
Amounts round to less than $0.1 million.

Other Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2026 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$416.0	$—	$—	$416.0	$—
2026 Notes	300.0	300.0	—	—	—
2028 Notes	300.0	—	300.0	—	—
2029 Notes	350.0	—	350.0	—	—
2030 Notes	300.0	—	—	300.0	—
2031 Notes	300.0	—	—	—	300.0
Total Contractual Obligations	$1,966.0	$300.0	$650.0	$716.0	$300.0

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

As of June 30, 2026, 96.1% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$89.7	$59.0	$30.7
Up 200 basis points	$59.8	$39.3	$20.5
Up 100 basis points	$29.9	$19.7	$10.2
Down 25 basis points	$(7.5)	$(4.9)	$(2.6)
Down 50 basis points	$(14.9)	$(9.8)	$(5.1)
Down 75 basis points	$(22.4)	$(14.7)	$(7.7)
Down 100 basis points	$(29.9)	$(19.7)	$(10.2)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding shares of our common stock repurchased in the open market by the Company for each month in the three month period ended June 30, 2026.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1-April 30, 2026	—	$—	—	$—
May 1-May 31, 2026	—	—	—	—
June 1-June 30, 2026	30,938	16.17	30,938	49,500,000
Total	30,938	$16.17	30,938	$49,500,000

(1)
Reflects weighted average price, inclusive of commission.
(2)
On August 4, 2015, the Company's Board authorized the Company to acquire up to $50 million in aggregate of the Company’s common stock from time to time over an initial six month period, and has continued to authorize the refreshment of the $50 million amount authorized under and extension of the stock repurchase program prior to its expiration since that time, most recently as of May 5, 2026 (expiring November 30, 2026). Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market, from time to time, at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The amount and timing of stock repurchases under the program may vary depending on market conditions, and no assurance can be given that any particular amount of common stock will be repurchased.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.1

Third Supplemental Indenture, dated as of May 14, 2026, between Sixth Street Specialty Lending, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2026).

4.2	Form of 5.650% Note Due 2031 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2026 and incorporated by reference).

10.1

Seventeenth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May

1, 2026, among Sixth Street Specialty Lending, Inc., as Borrower, the Lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2026).

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

The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and shareholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIXTH STREET SPECIALTY LENDING, INC.

Date: August 4, 2026	/s/ Robert “Bo” Stanley
Robert “Bo” Stanley
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)