Form 10-Q
period 2026-09-30
Sixth Street Specialty Lending, Inc.
filed 2026-11-03
CIK 1508655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36364

Sixth Street Specialty Lending, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3380000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1100 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at November 3, 2026 was 95,713,159.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sixth Street Specialty Lending, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,195,950 and $3,244,762, respectively)	$3,206,959	$3,288,945
Non-controlled, affiliated investments (amortized cost of $75,641 and $0, respectively)	79,990	—
Controlled, affiliated investments (amortized cost of $136,049 and $78,520, respectively)	106,086	58,372
Total investments at fair value (amortized cost of $3,407,640 and $3,323,282, respectively)	3,393,035	3,347,317
Cash and cash equivalents (restricted cash of $35,403 and $16,727, respectively)	40,499	19,662
Interest and dividends receivable	38,609	34,132
Prepaid expenses and other assets	9,623	20,544
Total Assets	$3,481,766	$3,421,655
Liabilities
Debt (net of deferred financing costs of $27,234 and $24,411, respectively)	$1,871,877	$1,743,234
Management fees payable to affiliate	12,745	12,794
Incentive fees on net investment income payable to affiliate	8,825	10,336
Incentive fees on net capital gains accrued to affiliate	—	—
Other payables to affiliate	4,312	3,166
Other liabilities	34,717	44,404
Total Liabilities	1,932,476	1,813,934
Commitments and contingencies (Note 8)
Net Assets
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 96,408,347 and 95,369,400 shares issued, respectively; and 95,713,159 and 94,705,150 shares outstanding, respectively	964	954
Additional paid-in capital	1,553,178	1,535,583
Treasury stock at cost; 695,188 and 664,250 shares held, respectively	(10,959)	(10,459)
Distributable earnings	6,107	81,643
Total Net Assets	1,549,290	1,607,721
Total Liabilities and Net Assets	$3,481,766	$3,421,655
Net Asset Value Per Share	$16.19	$16.98

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$84,362	$92,221	$249,311	$295,098
Paid-in-kind interest income	6,288	6,883	19,979	18,026
Dividend income	251	268	745	1,563
Other income	2,577	7,397	8,717	18,465
Total investment income from non-controlled, non-affiliated investments	93,478	106,769	278,752	333,152
Investment income from non-controlled, affiliated investments:
Dividend income	3,260	—	5,173	—
Total investment income from non-controlled, affiliated investments	3,260	—	5,173	—
Investment income from controlled, affiliated investments:
Interest from investments	2,215	2,672	6,255	7,649
Other income	3	3	17	7
Total investment income from controlled, affiliated investments	2,218	2,675	6,272	7,656
Total Investment Income	98,956	109,444	290,197	340,808
Expenses
Interest	30,489	31,385	88,832	98,003
Management fees	13,268	13,081	38,821	39,082
Incentive fees on net investment income	8,825	10,527	25,949	33,132
Incentive fees on net capital gains	—	(1,054)	—	(3,303)
Professional fees	2,497	2,022	6,660	6,544
Directors’ fees	239	206	722	702
Other general and administrative	1,357	1,507	4,489	4,124
Total expenses	56,675	57,674	165,473	178,284
Management and incentive fees waived (Note 3)	(523)	(284)	(1,311)	(990)
Net Expenses	56,152	57,390	164,162	177,294
Net Investment Income Before Income Taxes	42,804	52,054	126,035	163,514
Income taxes, including excise taxes	1,200	1,374	3,705	4,016
Net Investment Income	41,604	50,680	122,330	159,498
Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	2,769	(3,887)	(33,175)	60,466
Non-controlled, affiliated investments	1,908	—	4,349	—
Controlled, affiliated investments	(5,021)	(3,019)	(9,814)	(7,385)
Translation of other assets and liabilities in foreign currencies	3,797	756	15,114	(36,052)
Interest rate swaps	(71)	—	(71)	—
Income tax provision	(913)	605	(1,640)	605
Total net change in unrealized gains (losses)	2,469	(5,545)	(25,237)	17,634
Realized gains (losses):
Non-controlled, non-affiliated investments	(9,753)	768	(48,215)	(34,919)
Foreign currency transactions	54	(366)	(21)	(719)
Interest rate swaps	71	—	71	—
Income tax provision	—	(937)	—	(937)
Total net realized gains (losses)	(9,628)	(535)	(48,165)	(36,575)
Total Net Unrealized and Realized Gains (Losses)	(7,159)	(6,080)	(73,402)	(18,941)
Increase (Decrease) in Net Assets Resulting from Operations	$34,445	$44,600	$48,928	$140,557
Earnings per common share—basic and diluted	$0.36	$0.47	$0.51	$1.50
Weighted average shares of common stock outstanding—basic and diluted	95,347,161	94,245,993	95,028,344	93,964,387

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share amounts)

(Unaudited)

Company (1)	Investment	Initial Acquisition Date	Reference Rate and Spread	Interest Rate	Amortized Cost (2)(8)	Fair Value (9)	Percentage of Net Assets
Debt Investments
Business Services
Artisan Bidco, Inc. (3)	First-lien loan ($38,143 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.74%	$37,701	$37,476	2.4%
	First-lien loan (EUR 17,247 par, due 11/2029)	11/7/2023	E + 7.00%	9.31%	18,321	19,248 (EUR 16,945)	1.2%
	First-lien revolving loan ($5,145 par, due 11/2029)	11/7/2023	SOFR + 7.00%	10.73%	5,086	5,045	0.3%
Azurite Intermediate Holdings, Inc. (3)	First-lien loan ($42,536 par, due 3/2031)	3/19/2024	SOFR + 6.00%	9.90%	42,010	41,945	2.7%
BCTO Ignition Purchaser, Inc. (3)	First-lien holdco loan ($59,207 par, due 10/2030)	4/18/2023	SOFR + 7.50%	11.23% PIK	58,396	59,799	3.9%
Cascade Parent Limited (3)(4)	First-lien loan ($44,444 par, due 8/2030)	8/17/2026	SOFR + 6.75%	10.49%	42,495	42,444	2.8%
Crewline Buyer, Inc. (3)	First-lien loan ($58,384 par, due 11/2030)	11/8/2023	SOFR + 6.75%	10.57%	57,302	55,653	3.6%
Crucible Buyer, Inc. (3)	First-lien loan ($35,779 par, due 8/2033)	8/31/2026	SOFR + 5.00%	8.76%	35,406	35,483	2.3%
	First-lien revolving loan ($615 par, due 8/2032)	8/31/2026	SOFR + 5.00%	8.76%	560	592	0.0%
	First-lien revolving loan ($492 par, due 8/2032)	8/31/2026	P + 4.00%	11.00%	492	473	0.0%
Elements Finco Limited (3)(4)	First-lien loan ($2,309 par, due 4/2031)	4/29/2024	SOFR + 5.25%	9.15% (incl. 2.25% PIK)	2,297	2,205	0.1%
	First-lien loan ($1,848 par, due 4/2031)	4/29/2024	SOFR + 5.00%	8.90%	1,842	1,761	0.1%
	First-lien loan (GBP 10,727 par, due 4/2031)	4/29/2024	S + 5.50%	9.23% (incl. 2.50% PIK)	13,381	13,680 (GBP 10,298)	0.9%
ExtraHop Networks, Inc. (3)(5)	First-lien loan ($75,718 par, due 7/2027)	7/22/2021	SOFR + 6.65%	10.41%	75,479	75,150	4.9%
	First-lien revolving loan ($758 par, due 7/2027)	7/22/2021	SOFR + 6.65%	10.62%	752	750	0.0%
Lynx BidCo (3)(4)	First-lien loan ($1,519 par, due 7/2031)	7/5/2024	SOFR + 6.25%	10.32% (incl. 5.61% PIK)	1,476	1,506	0.1%
	First-lien loan (EUR 27,947 par, due 7/2031)	7/5/2024	E + 6.25%	8.84% (incl. 5.61% PIK)	32,026	31,589 (EUR 27,811)	2.0%
Mitnick Corporate Purchaser, Inc. (3)(13)	First-lien loan ($320 par, due 5/2029)	5/2/2022	SOFR + 4.75%	8.67%	320	62	0.0%
Price Fx Inc. (3)(4)	First-lien loan (EUR 910 par, due 10/2029)	10/27/2023	E + 7.00%	9.45%	973	1,039 (EUR 915)	0.1%
	First-lien loan (EUR 910 par, due 10/2029)	12/19/2024	E + 6.25%	8.70%	930	1,039 (EUR 915)	0.1%
USA DeBusk, LLC (3)	First-lien loan ($9,421 par, due 4/2031)	4/30/2024	SOFR + 5.25%	9.04%	9,322	9,491	0.6%
	First-lien revolving loan ($1,191 par, due 4/2030)	4/30/2024	SOFR + 5.25%	9.10%	1,179	1,202	0.1%
Wrangler TopCo, LLC (3)	First-lien loan ($5,924 par, due 9/2029)	7/7/2023	SOFR + 5.50%	9.25%	5,846	5,941	0.4%
					443,592	443,573	28.6%
Chemicals
Erling Lux Bidco SARL (3)(4)	First-lien loan (EUR 11,047 par, due 9/2028)	9/6/2022	E + 7.00%	9.46%	11,210	12,457 (EUR 10,967)	0.8%
	First-lien loan (GBP 19,087 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	22,706	25,229 (GBP 18,992)	1.7%
	First-lien loan (NOK 7,123 par, due 9/2028)	9/6/2022	N + 7.00%	11.62%	684	739 (NOK 7,088)	0.0%
	First-lien revolving loan (GBP 319 par, due 9/2028)	9/6/2022	S + 7.00%	10.73%	384	422 (GBP 318)	0.0%
					34,984	38,847	2.5%
Communications
Aurelia Netherlands B.V. (3)(4)	First-lien loan (EUR 32,904 par, due 5/2031)	5/22/2024	E + 4.75%	7.16%	35,063	37,187 (EUR 32,739)	2.4%
Education
EMS Linq, Inc. (3)	First-lien loan ($56,216 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.17%	55,933	54,248	3.5%
	First-lien revolving loan ($1,089 par, due 12/2027)	12/22/2021	SOFR + 6.35%	10.17%	1,053	782	0.1%

Kangaroo Bidco AS (3)(4)	First-lien loan ($30,625 par, due 11/2030)	11/2/2023	SOFR + 6.25%	9.91%	30,050	30,362	1.9%
Severin Acquisition, LLC (3)	First-lien loan ($16,297 par, due 10/2031)	10/1/2024	SOFR + 4.75%	8.65%	16,280	15,480	1.0%
					103,316	100,872	6.5%
Electronics
Sapphire Software Buyer, Inc. (3)	First-lien loan ($26,763 par, due 9/2031)	9/30/2024	SOFR + 5.00%	9.07%	26,539	25,863	1.7%
Financial Services
Alaska Bidco Oy (3)(4)	First-lien loan (EUR 727 par, due 5/2030)	5/30/2023	E + 5.75%	8.31%	769	835 (EUR 735)	0.1%
Arlberg Bidco LLC (3)(4)(5)	First-lien loan ($5,000 par, due 2/2031)	2/14/2025	SOFR + 5.75%	9.48%	4,912	4,950	0.3%
GreenShoot BidCo B.V. (3)(4)	First-lien loan (EUR 5,107 par, due 5/2030)	5/28/2024	E + 5.75%	8.30%	5,446	5,582 (EUR 4,915)	0.4%
Ibis Intermediate Co. (3)(5)	First-lien loan ($1,158 par, due 5/2027)	5/28/2021	SOFR + 4.65%	8.42%	1,149	1,158	0.1%
Ibis US Blocker Co. (3)	First-lien loan ($23,401 par, due 5/2028)	5/28/2021	SOFR + 8.40%	12.17% PIK	23,305	23,401	1.5%
Payroc Buyer, LLC	Promissory Note ($4,641 par, due 9/2030)	9/30/2025	5.50%	5.50% PIK	4,641	4,107	0.3%
Volante Technologies, Inc.	First-lien loan ($3,157 par, due 9/2028)	9/29/2023	16.50%	16.50% PIK	3,147	3,236	0.2%
					43,369	43,269	2.9%
Healthcare
Aledade, Inc. (3)	First-lien revolving loan ($25,133 par, due 11/2028)	11/21/2025	SOFR + 6.00%	9.80%	24,883	25,221	1.6%
BCTO Ace Purchaser, Inc. (3)(5)	First-lien loan ($50,000 par, due 6/2031)	6/4/2026	SOFR + 6.00%	9.84%	49,151	49,223	3.2%
EC Homecare Holdings Buyer Inc. (3)	First-lien loan ($36,184 par, due 7/2032)	7/20/2026	SOFR + 5.50%	9.33%	35,555	35,489	2.3%
Eventus Buyer, LLC (3)	First-lien loan ($28,522 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.40%	28,238	28,522	1.9%
	First-lien revolving loan ($1,867 par, due 11/2030)	11/1/2024	SOFR + 5.50%	9.40%	1,831	1,867	0.1%
HMP Omnimedia, LLC (3)	First-lien loan ($18,723 par, due 7/2032)	7/31/2025	SOFR + 5.25%	9.15%	18,354	18,867	1.2%
Ingenovis Health Finance, LLC (3)	First-lien revolving loan ($32,500 par, due 5/2030)	5/13/2025	SOFR + 6.00%	9.76%	31,560	32,338	2.1%
LIHA Holdco B.V. (3)(4)(5)	First-lien loan (EUR 20,322 par, due 2/2029)	2/24/2023	E + 6.50%	9.09%	22,711	22,636 (EUR 19,929)	1.5%
Raptor US Buyer II Corp. (3)(5)	First-lien loan ($17,811 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.15%	17,562	17,855	1.2%
	First-lien revolving loan ($41 par, due 3/2029)	3/24/2023	SOFR + 6.25%	10.15%	36	43	0.0%
Symplr Software Inc. (3)(13)	First-lien loan ($630 par, due 12/2027)	4/4/2025	SOFR + 4.60%	8.42%	576	519	0.0%
Velocity Clinical Research, Inc. (3)	First-lien loan ($65,091 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.57%	64,166	63,626	4.1%
	First-lien revolving loan ($528 par, due 9/2031)	9/9/2025	SOFR + 7.50%	11.57%	476	457	0.0%
Women's Care Holdings, Inc. (3)	First-lien loan ($33,452 par, due 8/2031)	8/25/2026	SOFR + 5.50%	9.24%	32,912	32,903	2.1%
					328,011	329,566	21.3%
Hotel, Gaming and Leisure
ASG II, LLC (3)(5)	First-lien loan ($65,000 par, due 5/2028)	5/25/2022	SOFR + 6.40%	10.22%	64,471	63,050	4.1%
AVSC Holding Corp. (3)	First-lien loan ($44,490 par, due 12/2031)	12/5/2024	SOFR + 5.00%	8.90%	43,783	44,490	2.9%
	First-lien revolving loan ($1,914 par, due 12/2029)	12/5/2024	SOFR + 5.00%	8.90%	1,852	1,914	0.1%
Equinox Holdings, Inc.	First-lien loan ($52,094 par, due 3/2029) (3)	3/8/2024	SOFR + 7.25%	11.32%	51,588	52,615	3.4%
	Second-lien loan ($3,088 par, due 6/2027)	3/13/2024	16.00%	16.00% PIK	3,071	3,404	0.2%
IRGSE Holding Corp. (3)(7)	First-lien loan ($30,261 par, due 6/2027)	12/21/2018	SOFR + 9.65%	13.72%	28,594	25,873	1.7%
	First-lien revolving loan ($35,213 par, due 6/2027)	12/21/2018	SOFR + 9.65%	13.53%	35,213	29,753	1.9%
Mindbody, Inc. (3)	First-lien loan ($28,817 par, due 3/2033)	3/30/2026	SOFR + 6.00%	10.07%	28,354	28,249	1.8%
Sport Alliance GmbH (3)(4)	First-lien loan (EUR 38,307 par, due 4/2030)	4/10/2024	E + 7.75%	10.20% (incl. 4.13% PIK)	43,521	43,117 (EUR 37,960)	2.8%
	First-lien revolving loan (EUR 83 par, due 4/2030)	4/10/2024	E + 7.25%	9.84%	80	93 (EUR 82)	0.0%

					300,527	292,558	18.9%
Human Resource Support Services
Axonify, Inc. (3)(4)(5)	First-lien loan ($44,802 par, due 5/2027)	5/5/2021	SOFR + 6.65%	10.41%	44,683	44,130	2.9%
bswift, LLC (3)(5)	First-lien loan ($54,210 par, due 11/2028)	11/7/2022	SOFR + 4.75%	8.49%	53,692	53,939	3.5%
Elysian Finco Ltd. (3)(4)(5)	First-lien loan ($21,591 par, due 1/2028)	1/31/2022	SOFR + 5.65%	9.55%	21,464	20,997	1.4%
	First-lien revolving loan (GBP 1,623 par, due 1/2028)	1/31/2022	S + 4.50%	8.23%	2,123	2,081 (GBP 1,566)	0.1%
HireVue, Inc. (3)	First-lien loan ($58,531 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.60%	57,739	51,507	3.3%
	First-lien revolving loan ($6,958 par, due 5/2029)	5/3/2023	SOFR + 7.75%	11.82%	6,871	6,123	0.4%
PayScale Holdings, Inc. (3)(5)	First-lien loan ($74,355 par, due 10/2029)	5/3/2019	SOFR + 5.00%	9.07%	74,221	73,413	4.7%
					260,793	252,190	16.3%
Internet Services
Arrow Buyer, Inc. (3)	First-lien loan ($36,371 par, due 7/2030)	6/30/2023	SOFR + 5.00%	9.07%	35,808	36,098	2.3%
Bayshore Intermediate #2, L.P. (3)	First-lien loan ($43,143 par, due 10/2028)	10/1/2021	SOFR + 5.50%	9.48% (incl. 3.00% PIK)	42,909	42,496	2.7%
	First-lien revolving loan ($2,458 par, due 10/2027)	10/1/2021	SOFR + 5.00%	8.87%	2,448	2,403	0.2%
Big Wombat Holdings, Inc. (3)(5)	First-lien loan ($46,834 par, due 4/2031)	10/20/2025	SOFR + 7.00%	11.07%	46,429	46,249	3.0%
Coupa Holdings, LLC (3)	First-lien loan ($46,066 par, due 2/2030)	2/27/2023	SOFR + 5.25%	9.07%	45,502	45,144	2.9%
	First-lien revolving loan ($1,969 par, due 2/2029)	2/27/2023	SOFR + 5.25%	9.07%	1,939	1,909	0.1%
EDB Parent, LLC (3)(5)	First-lien loan ($80,566 par, due 7/2028)	7/7/2022	SOFR + 5.75%	9.57%	79,877	79,761	5.0%
Hippo XPA Bidco AB (3)(4)(5)	First-lien loan (SEK 415,770 par, due 2/2031)	2/20/2024	STIBOR + 6.50%	8.58% (incl. 3.50% PIK)	42,230	41,379 (SEK 412,910)	2.7%
	First-lien loan (EUR 2,641 par, due 2/2031)	2/20/2024	E + 6.50%	9.09% (incl. 3.50% PIK)	2,844	3,000 (EUR 2,641)	0.2%
Kaseware Intermediate Holding Company (3)(5)	First-lien loan ($47,059 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.25%	46,265	46,118	3.0%
	First-lien revolving loan ($882 par, due 10/2031)	10/20/2025	SOFR + 5.50%	9.26%	833	824	0.1%
Khoros, LLC	First-lien loan ($11,448 par, due 5/2030)	5/23/2025	10.00%	10.00%	11,448	10,904	0.7%
Kryptona BidCo US, LLC (3)	First-lien loan ($21,095 par, due 12/2031)	12/18/2024	SOFR + 5.75%	9.73% (incl. 3.13% PIK)	20,756	21,036	1.3%
	First-lien loan (EUR 4,882 par, due 12/2031)	12/18/2024	E + 5.75%	8.72% (incl. 3.13% PIK)	5,067	5,531 (EUR 4,870)	0.4%
LeanTaaS Holdings, Inc. (3)(5)	First-lien loan ($68,620 par, due 7/2028)	7/12/2022	SOFR + 6.50%	10.57%	68,162	67,248	4.3%
RainFocus, LLC (3)(5)	First-lien loan ($67,654 par, due 4/2031)	4/25/2025	SOFR + 5.88%	10.12%	67,260	67,654	4.4%
SMA Technologies Holdings, LLC (3)(5)	First-lien loan ($55,301 par, due 10/2028)	10/31/2022	SOFR + 5.50%	9.26%	54,436	55,301	3.6%
					574,213	573,055	36.9%
Manufacturing
ASP Unifrax Holdings, Inc. (13)	First-lien loan ($3,117 par, due 9/2029) (3)(12)	9/30/2024	SOFR + 9.00%	12.90%	3,038	1,262	0.1%
	Second-lien note ($2,031 par, due 9/2029) (12)	8/31/2023	7.10%	7.10%	1,529	5	0.0%
	Super-Priority DIP term loan ($560 par, due 11/2026) (3)	7/30/2026	SOFR + 8.38%	12.20% (incl. 6.10% PIK)	553	559	0.0%
	Roll Up DIP term loan ($559 par, due 11/2026) (3)	8/5/2026	SOFR + 8.38%	12.15% (incl. 6.07% PIK)	553	559	0.1%
Varinem German BidCo GmbH (3)(4)	First-lien loan (EUR 12,696 par, due 7/2031)	7/11/2024	E + 5.50%	8.13%	13,713	14,529 (EUR 12,791)	0.9%
	First-lien loan (EUR 5,216 par, due 7/2031)	7/11/2024	E + 4.75%	7.38%	5,653	5,875 (EUR 5,173)	0.4%
					25,039	22,789	1.5%
Office Products
USR Parent, Inc. (3)(5)	ABL FILO term loan ($7,791 par, due 4/2027)	4/25/2022	SOFR + 6.50%	10.18%	7,761	7,791	0.5%
Oil, Gas and Consumable Fuels
Laramie Energy, LLC (3)	First-lien loan ($27,317 par, due 2/2027)	2/21/2023	SOFR + 7.10%	11.00%	27,264	27,454	1.8%

TRP Assets, LLC (3)	First-lien loan ($59,369 par, due 12/2029)	12/20/2024	SOFR + 7.00%	11.07%	58,541	59,517	3.8%
					85,805	86,971	5.6%
Other
Boréal Bidco (3)(4)	First-lien note (EUR 14,021 par, due 3/2032)	3/24/2025	E + 7.00%	9.59% (incl. 4.00% PIK)	14,968	15,886 (EUR 13,986)	1.0%
Kahua, Inc. (3)	First-lien loan ($45,000 par, due 8/2030)	8/22/2025	SOFR + 6.00%	9.90%	44,535	46,125	3.0%
Omnigo Software, LLC (3)	First-lien loan ($13,027 par, due 12/2030)	12/19/2025	SOFR + 5.00%	8.90%	12,964	12,766	0.8%
Scorpio Bidco (3)(4)	First-lien loan (EUR 2,511 par, due 4/2031)	4/4/2024	E + 5.75%	8.34%	2,691	2,826 (EUR 2,488)	0.2%
Sediver S.p.A. (3)(4)	First-lien note (EUR 6,368 par, due 10/2031)	10/29/2024	E + 5.00%	7.59%	6,757	7,205 (EUR 6,343)	0.5%
	First-lien note ($14,085 par, due 10/2031)	10/29/2024	SOFR + 5.00%	9.08%	13,885	14,049	0.9%
					95,800	98,857	6.4%
Pharmaceuticals
Arrowhead Pharmaceuticals, Inc. (4)	First-lien loan ($27,932 par, due 8/2031)	8/7/2024	15.00%	15.00%	27,774	31,144	2.0%
Elysium BidCo Limited (3)(4)	First-lien loan (EUR 40,905 par, due 12/2030)	12/11/2024	E + 7.25%	9.84%	45,127	44,794 (EUR 39,436)	2.9%
	First-lien loan (GBP 9,953 par, due 12/2030)	12/11/2024	S + 7.25%	10.98%	12,435	12,892 (GBP 9,704)	0.8%
					85,336	88,830	5.7%
Real Estate
Cirrus (BidCo) Limited (3)(4)(5)	First-lien loan (GBP 770 par, due 8/2030)	8/9/2024	S + 5.25%	8.98%	969	1,023 (GBP 770)	0.1%
Retail and Consumer Products
Acosta Inc. (3)(13)	First-lien loan ($13,785 par, due 8/2031)	8/20/2024	SOFR + 5.60%	9.62%	13,555	13,647	0.9%
American Achievement, Corp. (3)(12)	First-lien loan ($26,500 par, due 9/2027)	9/30/2015	SOFR + 7.35%	11.03% (incl. 10.53% PIK)	25,689	15,767	1.0%
	First-lien loan ($1,315 par, due 9/2027)	6/10/2021	SOFR + 15.10%	18.78% (incl. 18.28% PIK)	1,315	99	0.0%
	Subordinated note ($4,740 par, due 9/2027)	3/16/2021	SOFR + 1.15%	4.88% PIK	545	59	0.0%
Bed Bath and Beyond Inc. (3)(12)(16)	ABL FILO term loan ($3,579 par, due 8/2027)	9/2/2022	SOFR + 9.90%	13.80%	3,543	2,469	0.2%
	Roll Up DIP term loan ($23,620 par)	4/24/2023	SOFR + 7.90%	11.80% PIK	23,620	16,298	1.1%
	Super-Priority DIP term loan ($3,083 par)	4/24/2023	SOFR + 7.90%	11.80%	3,083	2,127	0.1%
Blazing Star Parent, LLC (3)	First-lien loan ($68,250 par, due 8/2030)	8/28/2025	SOFR + 7.00%	10.76%	67,422	68,250	4.4%
Cordance Operations, LLC (3)	First-lien loan ($66,121 par, due 7/2028)	7/25/2022	SOFR + 7.90%	11.66%	65,572	65,781	4.3%
Neuintel, LLC (3)(7)	First-lien loan ($29,356 par, due 12/2029)	9/29/2026	SOFR + 9.15%	13.23%	29,323	29,356	1.9%
PDI TA Holdings, Inc. (3)	First-lien loan ($20,386 par, due 2/2031)	2/1/2024	SOFR + 6.00%	9.82% (incl. 2.50% PIK)	20,187	19,214	1.2%
	First-lien revolving loan ($1,640 par, due 2/2031)	2/1/2024	SOFR + 5.50%	9.33%	1,625	1,546	0.1%
Photo Holdings, LLC (3)	First-lien loan ($50,000 par, due 6/2031)	6/22/2026	SOFR + 7.00%	11.07%	47,678	48,750	3.1%
Rapid Data GmbH Unternehmensberatung (3)(4)	First-lien loan (EUR 7,546 par, due 7/2029)	7/11/2023	E + 6.50%	8.91%	8,169	8,443 (EUR 7,433)	0.5%
	First-lien revolving loan (EUR 328 par, due 6/2029)	7/11/2023	E + 6.50%	8.91%	376	361 (EUR 318)	0.0%
Tango Management Consulting, LLC (3)(5)	First-lien loan ($54,143 par, due 6/2031)	6/25/2025	SOFR + 6.50%	10.23%	53,191	52,281	3.4%
					364,893	344,448	22.2%
Transportation
Marcura Equities LTD (3)(4)	First-lien loan ($42,412 par, due 8/2029)	8/11/2023	SOFR + 7.50%	11.57%	41,874	43,155	2.8%
	First-lien loan (GBP 1,130 par, due 8/2029)	8/11/2023	S + 7.50%	11.23%	1,409	1,528 (GBP 1,150)	0.1%
	First-lien revolving loan ($1,667 par, due 8/2029)	8/11/2023	SOFR + 7.50%	11.57%	1,627	1,667	0.1%
Project44, Inc. (3)(5)	First-lien loan ($54,343 par, due 11/2027)	11/12/2021	SOFR + 6.40%	10.47%	53,914	53,120	3.4%
Rail Acquisitions LLC	First-lien loan ($22,211 par, due 1/2030) (3)	1/27/2025	SOFR + 6.00%	9.84%	21,842	22,031	1.4%

	Second-lien note ($23,736 par, due 1/2031)	1/27/2025	13.75%	13.75% PIK	20,952	21,489	1.4%
Ranger Intermediate II, LLC (3)	First-lien loan ($69,014 par, due 10/2031)	10/28/2025	SOFR + 5.75%	9.57%	68,111	67,806	4.4%
Shiftmove GmbH (3)(4)(5)	First-lien loan (EUR 36,338 par, due 9/2030)	9/30/2024	E + 6.00%	8.59%	40,150	40,763 (EUR 35,887)	2.6%
					249,879	251,559	16.2%
Total Debt Investments					3,065,889	3,039,248	196.2%

Equity, Structured Credit and Joint Venture Investments
Equity Investments
Business Services
Artisan Topco LP (10)	Class A Preferred Units (2,117,264 units)	11/7/2023			2,117	1,673	0.1%
Dye & Durham, Ltd. (4)(10)(14)	Common Shares (126,968 shares)	12/3/2021			3,909	89 (CAD 127)	0.0%
Insight Hideaway Aggregator, L.P. (10)	Partnership Interest (329,861 units)	3/19/2024			3,299	4,239	0.3%
Mitnick TA Aggregator, L.P. (10)	Membership Interest (0.43% ownership)	5/2/2022			5,249	1,050	0.1%
Newark FP Co-Invest, L.P. (10)	Partnership (2,527,719 units)	11/8/2023			2,532	1,273	0.1%
Sprinklr, Inc. (10)(14)	Common Shares (283,499 shares)	6/24/2021			2,445	1,403	0.1%
Warrior TopCo LP (10)	Class A Units (423,729 units)	7/7/2023			424	749	0.1%
					19,975	10,476	0.8%
Communications
Celtra Technologies, Inc. (10)	Class A Units (1,250,000 units)	11/19/2021			1,250	1,388	0.1%
IntelePeer Holdings, Inc. (10)	Series C Preferred Shares (1,816,295 shares)	4/8/2021			1,816	86	0.0%
	Series D Preferred Shares (1,598,874 shares)	4/8/2021			2,926	95	0.0%
	Series D Warrants (106,592 warrants)	4/8/2021			—	—	0.0%
					5,992	1,569	0.1%
Education
EMS Linq, Inc. (10)	Class B Units (5,522,526 units)	12/22/2021			5,523	677	0.0%
Financial Services
AF Eagle Parent, L.P. (10)	Partnership Units (121,329 units)	11/27/2023			4,091	6,607	0.4%
Newport Parent Holdings, L.P. (10)	Class A-2 Units (131,569 units)	12/10/2020			4,177	11,372	0.8%
Passport Labs, Inc. (10)	Warrants (17,534 warrants)	4/28/2021			192	1,344	0.1%
	Series D-1 Preferred Shares (20,849 shares) (11)	8/3/2026			1,360	2,031	0.1%
TS Imagine, Inc. (15)	Class A Units (600,000 units) (10)	5/14/2021			600	610	0.0%
	Class AA Units (19,093 units)	11/1/2024	20.00%	20.00%	46	45	0.0%
					10,466	22,009	1.4%
Healthcare
EC Homecare Holdings L.P. (10)(11)	Class A Units (3,289 units)	7/20/2026			3,289	3,289	0.2%
Merative Topco L.P. (10)	Class A-1 Units (989,691 units)	6/30/2022			9,897	17,567	1.1%
Raptor US Buyer II Corp. (10)	Ordinary Shares (13,176 shares)	3/24/2023			2,033	2,211	0.1%
Hera Topco, Inc. (11)	Series A Preferred Shares (13,425 shares)	8/25/2026	13.75%	13.75% PIK	13,210	13,035	0.9%
					28,429	36,102	2.3%
Hotel, Gaming and Leisure
IRGSE Holding Corp. (7)(10)	Class A Units (50,140,171 units)	12/21/2018			21,883	125	0.0%
	Class C-1 Units (8,800,000 units)	12/21/2018			100	43	0.0%
					21,983	168	0.0%
Human Resource Support Services
Axonify, Inc. (4)(10)(15)	Class A-1 Units (3,780,000 units)	5/5/2021			3,780	2,145	0.1%
bswift, LLC (10)	Class A-1 Units (2,393,509 units)	11/7/2022			2,393	3,243	0.2%
DaySmart Holdings, LLC (10)	Class A Units (166,811 units)	12/18/2020			1,347	1,748	0.1%
Employment Hero Holdings Pty Ltd. (4)(10)	Series E Preferred Shares (113,250 shares)	3/1/2022			2,134	4,440 (AUD 6,383)	0.3%
					9,654	11,576	0.7%
Internet Services
Bayshore Intermediate #2, L.P. (10)(15)	Co-Invest Common Units (8,837,008 units)	10/1/2021			8,837	14,449	0.9%
	Co-Invest 2 Common Units (3,493,701 units)	10/1/2021			3,494	5,712	0.4%
Bigtincan Holdings L.P. (10)(11)	Class A Units (2,902,890 units)	4/16/2025			3,020	3,269	0.2%
Khoros, LLC (10)(15)	Earnout Interests	5/23/2025			7,614	3,769	0.3%
Lucidworks, Inc. (10)	Series F Preferred Shares (199,054 shares)	8/2/2019			800	398	0.0%
Piano Software, Inc. (10)	Series C-1 Preferred Shares (418,527 shares)	12/22/2021			3,000	2,272	0.2%

	Series C-2 Preferred Shares (27,588 shares)	11/18/2022			198	299	0.0%
SMA Technologies Holdings, LLC (10)	Class A Units (1,584 units)	11/21/2022			1,584	3,049	0.2%
	Class B Units (1,124,813 units)	11/21/2022			68	131	0.0%
					28,615	33,348	2.2%
Marketing Services
Validity, Inc. (10)	Series A Preferred Shares (3,840,000 shares)	5/31/2018			3,840	8,256	0.5%
Oil, Gas and Consumable Fuels
Murchison Oil and Gas, LLC (10)(15)	Preferred Units (13,355 units)	6/30/2022			—	—	0.0%
TRP Assets, LLC (10)(15)	Partnership Interest (1.89% ownership)	8/25/2022			8,963	21,422	1.4%
					8,963	21,422	1.4%
Pharmaceuticals
TherapeuticsMD, Inc. (4)(10)	Warrants (14,256 warrants)	8/5/2020			1,029	—	0.0%
Elysium BidCo Limited (4)(10)	Convertible Preference Shares (4,976,563 Shares)	12/11/2024			6,341	6,776 (GBP 5,101)	0.4%
					7,370	6,776	0.4%
Retail and Consumer Products
American Achievement, Corp. (10)	Class A Units (687 units)	3/16/2021			—	50	0.0%
Copper Bidco, LLC (13)	Trust Certificates (996,958 Certificates)	1/30/2021			1,083	10,717	0.7%
Weave Parent, LLC (7)(11)	Class A Preferred Units (100,000 units)	9/29/2026	16.00%	16.00% PIK	10,009	10,009	0.6%
	Class B Preferred Units (100,000 units) (10)	9/29/2026			10,927	10,927	0.7%
	Class C Units (905,000 units) (10)	9/29/2026			—	—	0.0%
					22,019	31,703	2.0%
Transportation
RAILTRAC Holdings Inc. (10)	Warrants (3,059 warrants)	1/27/2025			2,717	2,771	0.2%
Ranger Parent I, Inc. (11)	Series A-1 Preferred Shares (5,639 Shares)	10/28/2025	14.50%	14.50% PIK	5,362	5,035	0.3%
	Warrants (3,841 warrants) (10)	10/28/2025			312	312	0.0%
					8,391	8,118	0.5%
Total Equity Investments					181,220	192,200	12.3%

Structured Credit Investments
Ares CLO Ltd, Series 2022-63A (3)(4)(13)	Structured Credit ($2,500 par, due 10/2038)	8/7/2025	SOFR + 6.00%	9.75%	2,523	2,333	0.1%
Ares CLO Ltd, Series 2022-64A (3)(4)(13)	Structured Credit ($2,000 par, due 10/2039)	9/4/2025	SOFR + 6.50%	10.25%	2,041	1,860	0.1%
Benefit Street Partners CLO Ltd, Series 2025-39A (3)(4)(13)	Structured Credit ($1,725 par, due 4/2038)	7/16/2025	SOFR + 4.50%	8.25%	1,725	1,672	0.1%
Canyon CLO Ltd, Series 2025-1A (3)(4)(13)	Structured Credit ($1,125 par, due 4/2038)	7/28/2025	SOFR + 4.75%	8.50%	1,119	1,120	0.1%
Carlyle US CLO Ltd, Series 2017-2A (3)(4)(13)	Structured Credit ($2,500 par, due 7/2037)	9/3/2025	SOFR + 7.56%	11.29%	2,544	2,434	0.1%
Carlyle US CLO Ltd, Series 2021-1A (3)(4)(13)	Structured Credit ($3,225 par, due 1/2040)	8/7/2025	SOFR + 7.30%	11.05%	3,318	3,150	0.2%
CarVal CLO Ltd, Series 2023-1A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2037)	8/13/2025	SOFR + 6.35%	10.08%	3,029	2,809	0.2%
CIFC Funding Ltd, Series 2020-4A (3)(4)(13)	Structured Credit ($4,000 par, due 1/2040)	7/29/2025	SOFR + 4.90%	8.65%	4,025	3,869	0.2%
CIFC Funding Ltd, Series 2021-7A (3)(4)(13)	Structured Credit ($2,800 par, due 1/2035)	9/8/2025	SOFR + 4.90%	8.65%	2,809	2,758	0.2%
CIFC Funding Ltd, Series 2022-4A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2035)	8/27/2025	SOFR + 4.80%	8.59%	3,008	2,940	0.2%
Diameter Capital CLO Ltd, Series 2025-9A (3)(4)(13)	Structured Credit ($3,500 par, due 4/2038)	9/2/2025	SOFR + 4.70%	8.43%	3,529	3,481	0.2%
Goldentree Loan Management US CLO Ltd, Series 2022-16A (3)(4)(13)	Structured Credit ($5,000 par, due 1/2038)	9/16/2025	SOFR + 4.50%	8.23%	4,975	4,909	0.3%
Goldentree Loan Management US CLO Ltd, Series 2023-17A (3)(4)(13)	Structured Credit ($3,000 par, due 1/2039)	7/16/2025	SOFR + 5.40%	9.13%	3,021	3,002	0.2%
Lake George Park CLO Ltd, Series 2025-1A (3)(4)(13)	Structured Credit ($4,500 par, due 4/2038)	8/27/2025	SOFR + 4.60%	8.35%	4,500	4,309	0.3%
Madison Park Funding Ltd, Series 2025-65A (3)(4)(13)	Structured Credit ($4,400 par, due 7/2038)	8/19/2025	SOFR + 5.00%	8.79%	4,407	4,220	0.3%
Madison Park Funding Ltd, Series 2025-72A (3)(4)(13)	Structured Credit ($4,500 par, due 7/2038)	8/18/2025	SOFR + 5.25%	9.00%	4,549	4,295	0.3%
Neuberger Berman CLO Ltd, Series 2017-16SA (3)(4)(13)	Structured Credit ($4,000 par, due 4/2039)	7/28/2025	SOFR + 4.90%	8.65%	4,009	3,882	0.3%
Neuberger Berman CLO Ltd, Series 2015-20A (3)(4)(13)	Structured Credit ($1,150 par, due 4/2039)	7/28/2025	SOFR + 4.75%	8.50%	1,151	1,111	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2017-24A (3)(4)(13)	Structured Credit ($1,000 par, due 10/2038)	8/25/2025	SOFR + 7.00%	10.73%	1,023	990	0.1%

Neuberger Berman Loan Advisers CLO Ltd, Series 2019-33A (3)(4)(13)	Structured Credit ($2,000 par, due 4/2039)	9/9/2025	SOFR + 5.50%	9.29%	2,029	1,946	0.1%
Neuberger Berman Loan Advisers CLO Ltd, Series 2021-44A (3)(4)(13)	Structured Credit ($1,000 par, due 10/2035)	8/15/2025	SOFR + 5.15%	8.94%	1,005	992	0.1%
Oaktree CLO Ltd, Series 2022-2A (3)(4)(13)	Structured Credit ($3,500 par, due 10/2037)	7/17/2025	SOFR + 6.40%	10.15%	3,540	3,441	0.2%
Octagon 67 Ltd, Series 2023-1A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2038)	9/4/2025	SOFR + 7.41%	11.22%	3,097	3,007	0.2%
Palmer Square CLO Ltd, Series 2021-4 (3)(4)(13)	Structured Credit ($4,000 par, due 7/2038)	9/16/2025	SOFR + 5.75%	9.50%	4,034	3,795	0.2%
Palmer Square CLO Ltd, Series 2025-1A (3)(4)(13)	Structured Credit ($2,250 par, due 4/2038)	8/21/2025	SOFR + 4.50%	8.23%	2,250	2,210	0.1%
Pikes Peak CLO Ltd, Series 2023-14A (3)(4)(13)	Structured Credit ($3,000 par, due 7/2038)	7/30/2025	SOFR + 6.00%	9.73%	3,064	2,958	0.2%
Regatta Funding Ltd, Series 2020-1A (3)(4)(13)	Structured Credit ($1,000 par, due 10/2037)	7/17/2025	SOFR + 6.50%	10.25%	1,018	991	0.1%
Riverbank Park CLO Ltd, Series 2024-1A (3)(4)(13)	Structured Credit ($4,500 par, due 1/2038)	7/29/2025	SOFR + 4.80%	8.61%	4,527	4,151	0.3%
RR Ltd, Series 2021-19A (3)(4)(13)	Structured Credit ($1,000 par, due 4/2040)	7/17/2025	SOFR + 4.70%	8.45%	999	970	0.1%
Texas Debt Capital CLO Ltd, Series 2023-1A (3)(4)(13)	Structured Credit ($2,000 par, due 7/2038)	8/12/2025	SOFR + 4.95%	8.68%	2,022	1,992	0.1%
Total Structured Credit Investments					84,890	81,597	5.3%

Joint Venture Investments
Structured Credit Partners JV, LLC (4)(6)(11)	Partnership Interest (25.00% ownership)	12/23/2025			75,641	79,990	5.2%

Total Equity, Structured Credit and Joint Venture Investments					341,751	353,787	22.8%
Total Investments					$3,407,640	$3,393,035	219.0%

	Interest Rate Swaps as of September 30, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap (a)(b)	6.95%	SOFR + 2.99%	8/14/2028	$300,000	$(4,267)	$—	$(8,762)
Interest rate swap (a)(b)	6.125%	SOFR + 2.44%	3/1/2029	350,000	(8,728)	—	(12,035)
Interest rate swap (a)(b)	5.625%	SOFR + 1.53%	8/15/2030	300,000	(7,444)	—	(15,728)
Interest rate swap (a)(b)	5.650%	SOFR + 1.85%	8/15/2031	300,000	(13,253)	—	(13,253)
Total Hedge Accounting Swaps				1,250,000	(33,692)	—	(49,778)
Cash collateral				—	69,095	—	—
Total derivatives				$1,250,000	$35,403	$—	$(49,778)

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
(3)
Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), Sterling Overnight Index Average (“SONIA” or “S”), Secured Overnight Financing Rate (“SOFR”) which may also contain a credit spread adjustment depending on the tenor election, Stockholm Interbank Offered Rate (“STIBOR”), Norwegian Interbank Offered Rate (“NIBOR” or “N”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.
(4)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 23.3% of total assets as of September 30, 2026.

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
(6)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” (as defined in the 1940 Act) of this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended September 30, 2026 in which the Company was an Affiliated Person of the portfolio company are as follows:

Non-Controlled, Affiliated Investments during the nine months ended September 30, 2026

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2026	Interest Income	Dividend Income	Other Income
Structured Credit Partners JV, LLC	$—	$75,641	$—	$4,349	$—	$—	$79,990	$—	$5,173	$—
Total	$—	$75,641	$—	$4,349	$—	$—	$79,990	$—	$5,173	$—

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

(7)
Under the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2026 in which the issuer was an Affiliated Person of and was deemed to Control a portfolio company are as follows:

Controlled, Affiliated Investments during the nine months ended September 30, 2026

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change In Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2026	Other Income	Interest Income
IRGSE Holding Corp.	$58,372	$7,269	$—	$(9,847)	$—	$—	$55,794	$17	$6,225
Weave Parent, LLC and its subsidiary Neuintel, LLC	—	$50,259	—	33	—	—	50,292	—	30
Total	$58,372	$57,528	$—	$(9,814)	$—	$—	$106,086	$17	$6,255
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

(8)
As of September 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $3,418,558 resulting in estimated gross unrealized gains and losses of $193,711 and $234,062, respectively.
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

(11)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $125,269, or 8.1% of the Company’s net assets.
(12)
Investment is on non-accrual status as of September 30, 2026.
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
(16)
In addition to the principal amount outstanding and accrued interest owed on this investment, the Company is entitled to a separate Make-Whole Amount (the “Make-Whole”) of $17.6 million. The Make-Whole is a contractual obligation of the borrower and accrues interest on the balance outstanding. The Make-Whole is included on the Company’s Consolidated Balance Sheet within other assets, net of any valuation allowance. Given uncertainty relating to collectability of the Make-Whole, the Company has applied a full valuation allowance against the amount of the Make-Whole balance outstanding.

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

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	94,705,150	$954	664,250	$(10,459)	$1,535,583	$81,643	$1,607,721
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	39,842	39,842
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(26,524)	(26,524)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(39,343)	(39,343)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	314,450	3	—	—	5,485	—	5,488
Dividends declared from distributable earnings	—	—	—	—	—	(44,511)	(44,511)
Balance at March 31, 2026	95,019,600	$957	664,250	$(10,459)	$1,541,068	$11,107	$1,542,673
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	40,884	40,884
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(1,182)	(1,182)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	806	806
Increase (decrease) in Net Assets Resulting from Capital Share Transactions:
Purchases of treasury stock	(30,938)	—	30,938	(500)	—	—	(500)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	354,477	3	—	—	5,779	—	5,782
Dividends declared from distributable earnings	—	—	—	—	—	(39,908)	(39,908)
Balance at June 30, 2026	95,343,139	$960	695,188	$(10,959)	$1,546,847	$11,706	$1,548,554
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	41,604	41,604
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	2,469	2,469
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(9,628)	(9,628)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	370,020	4	—	—	6,331	—	6,335
Dividends declared from distributable earnings	—	—	—	—	—	(40,044)	(40,044)
Balance at September 30, 2026	95,713,159	$964	695,188	$(10,959)	$1,553,178	$6,107	$1,549,290

	Common Stock		Treasury Stock
	Shares	Par Amount	Shares	Cost	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	93,661,436	$943	664,250	$(10,459)	$1,519,337	$97,708	$1,607,529
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	57,978	57,978
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(21,860)	(21,860)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	837	837
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	302,922	3	—	—	6,437	—	6,440
Dividends declared from distributable earnings	—	—	—	—	—	(49,641)	(49,641)
Balance at March 31, 2025	93,964,358	$946	664,250	$(10,459)	$1,525,774	$85,022	$1,601,283
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	50,840	50,840
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	45,039	45,039
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(36,876)	(36,876)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	275,990	3	—	—	6,219	—	6,222
Dividends declared from distributable earnings	—	—	—	—	—	(48,862)	(48,862)
Balance at June 30, 2025	94,240,348	$949	664,250	$(10,459)	$1,531,993	$95,163	$1,617,646
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	50,680	50,680
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	—	—	(5,545)	(5,545)
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	—	—	(535)	(535)
Dividends to stockholders:
Stock issued in connection with dividend reinvestment plan	253,577	3	—	—	5,521	—	5,524
Dividends declared from distributable earnings	—	—	—	—	—	(48,063)	(48,063)
Balance at September 30, 2025	94,493,925	$952	664,250	$(10,459)	$1,537,514	$91,700	$1,619,707

The accompanying notes are an integral part of these consolidated financial statements.

Sixth Street Specialty Lending, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
Increase (decrease) in net assets resulting from operations	$48,928	$140,557
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	38,640	(53,081)
Net change in unrealized (gains) losses on foreign currency transactions	(15,114)	36,052
Net change in unrealized (gains) losses on interest rate swaps	71	—
Net realized (gains) losses on investments	48,215	34,919
Net realized (gains) losses on foreign currency transactions	(78)	175
Net amortization of discount on investments	(12,877)	(20,720)
Amortization of deferred financing costs	5,304	4,987
Amortization of discount on debt	1,624	1,359
Purchases and originations of investments, net	(619,388)	(848,418)
Proceeds from investments, net	23,536	66,850
Repayments on investments	494,401	981,196
Paid-in-kind interest	(18,040)	(17,849)
Changes in operating assets and liabilities:
Interest and dividend receivable	(2,528)	(498)
Interest receivable paid-in-kind	(1,949)	(177)
Prepaid expenses and other assets	633	(3,800)
Management fees payable to affiliate	(49)	(156)
Incentive fees on net investment income payable to affiliate	(1,511)	(1,486)
Incentive fees on net capital gains accrued to affiliate	—	(3,303)
Payable to affiliate	1,146	(648)
Other liabilities	(43,376)	11,528
Net Cash Provided by (Used in) Operating Activities	(52,412)	327,487
Cash Flows from Financing Activities
Borrowings on debt	1,117,750	1,113,585
Repayments on debt	(929,014)	(1,249,545)
Deferred financing costs	(8,127)	(7,317)
Dividends paid to stockholders	(106,860)	(128,379)
Purchases of treasury stock	(500)	—
Net Cash Provided by (Used in) Financing Activities	73,249	(271,656)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	20,837	55,831
Cash, cash equivalents, and restricted cash, beginning of period	19,662	27,328
Cash, Cash Equivalents, and Restricted Cash, End of Period	$40,499	$83,159
Supplemental Information:
Interest paid during the period	$92,789	$106,967
Excise and other taxes paid during the period	$4,605	$4,844
Dividends declared during the period	$124,463	$146,566

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$17,605	$18,186

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

The Board has engaged independent third-party valuation firms to perform certain limited procedures that the Board has identified and requested them to perform in connection with the valuation process of investments for which no market quotations are readily available. At September 30, 2026, the independent third-party valuation firms performed their procedures over substantially all of the Company’s investments. Upon completion of such limited procedures, the third-party valuation firms concluded that the fair value, as determined by the Board, of those investments subjected to their limited procedures, appeared reasonable.

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

For the three and nine months ended September 30, 2026, the Company recorded a net expense of $1.2 million and $3.7 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2025, the Company recorded a net expense of $1.4 million and $4.0 million, respectively, for U.S. federal excise tax and other taxes.

For the three and nine months ended September 30, 2026, the Company recorded an increase in our deferred tax liability of $0.9 million and $1.6 million, respectively, pertaining to net unrealized gains. As of September 30, 2026, the balance of our deferred tax liability was $5.6 million.

For the three and nine months ended September 30, 2025, the Company recorded a decrease in our deferred tax liability of $0.6 million, pertaining to net unrealized losses and recognized a tax expense of $0.9 million, pertaining to net realized gains. As of September 30, 2025, the balance of our deferred tax liability was $3.9 million.

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

In September 2026, the FASB issued ASU No. 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”)”, which requires investment companies to reflect the effect of contractual sale restrictions in the fair value measurement of equity securities. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company early adopted ASU 2026-03 prospectively as of September 30, 2026, which did not have a material impact on its consolidated financial statements.

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

In February 2017, the Company and the Adviser entered into an amended and restated administration agreement (the “Administration Agreement”) reflecting certain clarifications to the agreement to provide greater detail regarding the scope of the reimbursable costs and expenses of the Administrator’s services.

In November 2026, the Board renewed the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until November 2027, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

For the three and nine months ended September 30, 2026, the Company incurred expenses of $0.9 million and $3.0 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred expenses of $1.0 million and $2.8 million, respectively, for administrative services payable to the Adviser under the terms of the Administration Agreement.

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

In November 2026, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 2027, and may be extended subject to required approvals. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

The Management Fee is calculated at an annual rate of 1.5% based on the average value of the Company’s gross assets calculated using the values at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the period. The Management Fee is payable quarterly in arrears.

For the three and nine months ended September 30, 2026, Management Fees (gross of waivers) were $13.2 million and $38.8 million, respectively. For the three and nine months ended September 30, 2025, Management Fees (gross of waivers) were $13.1 million and $39.1 million, respectively.

Any waived Management Fees are not subject to recoupment by the Adviser.

The Adviser intends to waive a portion of the Management Fee payable under the Investment Advisory Agreement by reducing the Management Fee on assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) (the “Leverage Waiver”). Pursuant to the Leverage Waiver, the Adviser intends to waive the portion of the Management Fee in excess of an annual rate of 1.0% (0.250% per quarter) on the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of our net asset value at the end of the two most recently completed calendar quarters. For the three and nine months ended September 30, 2026, the Adviser waived Management Fees of $0.5 million and $1.3 million, respectively, pursuant to the Leverage Waiver. For the three and nine months ended September 30, 2025, the Adviser waived Management Fees of $0.3 million and $1.0 million, respectively, pursuant to the Leverage Waiver.

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

For the three and nine months ended September 30, 2026, Incentive Fees were $8.8 million and $25.9 million, respectively, of which $8.8 million and $25.9 million, respectively, were realized and payable to the Adviser. For the three and nine months ended September 30, 2025, Incentive Fees were $9.5 million and $29.8 million, respectively, of which $10.5 million and $33.1 million, respectively, were realized and payable to the Adviser. For both the three and nine months ended September 30, 2026, there were no Incentive Fees accrued related to Capital Gains Fees. For the three and nine months ended September 30, 2025, $(1.1) million and $(3.3) million, respectively, of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2026, the Capital Gains Fees are not contractually payable to the Adviser.

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

Investments at fair value consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,976,755	$2,950,384	$(26,371)
Second-lien debt investments	25,552	24,898	(654)
Mezzanine debt investments	63,582	63,966	384
Equity investments	181,220	192,200	10,980
Structured credit investments	84,890	81,597	(3,293)
Joint venture investments	75,641	79,990	4,349
Total Investments	$3,407,640	$3,393,035	$(14,605)

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$2,934,162	$2,984,501	$50,339
Second-lien debt investments	69,631	30,678	(38,953)
Mezzanine debt investments	61,150	61,684	534
Equity investments	159,782	172,582	12,800
Structured credit investments	98,557	97,872	(685)
Total Investments	$3,323,282	$3,347,317	$24,035

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments at fair value at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Business Services	13.4%	13.4%
Chemicals	1.1%	1.2%
Communications	1.1%	1.5%
Education	3.0%	3.1%
Electronics	0.8%	0.8%
Financial Services	1.9%	3.5%
Healthcare	10.8%	9.0%
Hotel, Gaming and Leisure	8.6%	8.0%
Human Resource Support Services	7.8%	9.0%
Internet Services	17.9%	18.3%
Manufacturing	0.7%	1.2%
Marketing Services	0.2%	0.3%
Office Products	0.2%	0.3%
Oil, Gas and Consumable Fuels	3.2%	2.8%
Other (1)	7.7%	5.3%
Pharmaceuticals	2.8%	2.7%
Real Estate (2)	0.0%	0.0%
Retail and Consumer Products	11.1%	11.6%
Transportation	7.7%	8.0%
Total	100.0%	100.0%

(1)
Includes structured credit and joint venture investments.
(2)
Value sums to less than 0.1%.

The geographic composition of investments at fair value at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
United States
Midwest	11.9%	12.5%
Northeast	15.8%	18.6%
South	25.9%	23.2%
West	28.2%	29.8%
Australia	0.1%	0.2%
Canada	1.4%	1.5%
Finland (1)	0.0%	0.0%
France	1.7%	1.6%
Germany	3.4%	3.5%
Italy	0.6%	0.6%
Netherlands	0.8%	0.4%
Norway	3.1%	3.3%
Sweden	1.3%	0.8%
Switzerland	1.3%	—
United Kingdom	4.5%	4.0%
Total	100.0%	100.0%

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

Cash flows related to the Company's derivatives are included within operating activities on the Consolidated Statements of Cash Flows. The following tables present the amounts paid and received on the Company’s interest rate swap transactions for the three and nine months ended September 30, 2026 and 2025:

			For the Three Months Ended September 30, 2026			For the Nine Months Ended September 30, 2026
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	8/1/2026	$—	$(1,885)	$792	$(1,093)	$(10,532)	$4,458	$(6,074)
Interest rate swap	8/14/2028	300,000	(5,105)	5,213	108	(15,139)	15,638	499
Interest rate swap	3/1/2029	350,000	(5,459)	5,359	(100)	(16,189)	16,078	(111)
Interest rate swap	8/15/2030	300,000	(3,981)	4,219	238	(11,802)	12,609	807
Interest rate swap	8/15/2031	300,000	(4,228)	4,237	9	(6,138)	6,168	30
Total		$1,250,000	$(20,658)	$19,820	$(838)	$(59,800)	$54,951	$(4,849)

			For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	8/1/2026	$300,000	$(5,011)	$1,875	$(3,136)	$(14,793)	$5,583	$(9,210)
Interest rate swap	8/14/2028	300,000	(5,640)	5,213	(427)	(16,715)	15,638	(1,077)
Interest rate swap	3/1/2029	350,000	(6,083)	5,359	(724)	(18,027)	16,078	(1,949)
Interest rate swap	8/15/2030	300,000	(4,516)	4,219	(297)	(10,380)	9,844	(536)
Total		$1,250,000	$(21,250)	$16,666	$(4,584)	$(59,915)	$47,143	$(12,772)

For the three and nine months ended September 30, 2026, the Company recognized $29.9 million and $44.0 million, respectively, of unrealized losses on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, this amount was offset by an increase of $1.1 million and $5.8 million, respectively, for a change in carrying value of the 2026 Notes, a decrease of $3.8 million and $8.8 million, respectively, for a change in carrying value of the 2028 Notes, a decrease of $6.1 million and $12.0 million, respectively, for a change in carrying value of the 2029 Notes, a decrease of $9.5 million and $15.7 million, respectively, for a change in carrying value of the 2030 Notes and a decrease of $11.6 million and $13.3 million, respectively, for a change in carrying value of the 2031 Notes.

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

As of September 30, 2026, the swap transactions had a fair value of $(33.7) million, which is netted against cash collateral of $69.1 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet. As of December 31, 2025, the swap transactions had a fair value of $10.3 million, which is netted against cash collateral of $16.7 million. Cash is pledged as collateral under the Company’s derivative agreements and is included in restricted cash as a component of cash and cash equivalents on the Company’s Consolidated Balance Sheet.

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

6. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of September 30, 2026 and December 31, 2025:

	Fair Value Hierarchy at September 30, 2026
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$16,609	$2,933,775	$2,950,384
Second-lien debt investments	—	5	24,893	24,898
Mezzanine debt investments	—	—	63,966	63,966
Equity investments	1,493	10,717	179,990	192,200
Structured credit investments	—	81,597	—	81,597
Joint venture investments	—	—	79,990	79,990
Total investments at fair value	$1,493	$108,928	$3,282,614	$3,393,035
Interest rate swaps	—	(33,692)	—	(33,692)
Total	$1,493	$75,236	$3,282,614	$3,359,343

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$28,204	$2,956,297	$2,984,501
Second-lien debt investments	—	222	30,456	30,678
Mezzanine debt investments	—	—	61,684	61,684
Equity investments	28,169	11,016	133,397	172,582
Structured credit investments	—	97,872	—	97,872
Total investments at fair value	$28,169	$137,314	$3,181,834	$3,347,317
Interest rate swaps	—	10,301	—	10,301
Total	$28,169	$147,615	$3,181,834	$3,357,618

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2026:

	As of and for the Three Months Ended
	September 30, 2026
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and structured credit investments	Joint venture investments	Total

Balance, beginning of period	$2,901,631	$23,675	$64,621	$131,957	$53,832	$3,175,716
Purchases or originations	220,203	—	—	26,599	24,250	271,052
Repayments / redemptions	(162,200)	—	(854)	—	—	(163,054)
Sales Proceeds	(10)	—	—	—	—	(10)
Paid-in-kind interest	4,068	925	1,702	196	—	6,891
Net change in unrealized gains (losses)	(10,826)	166	(453)	12,225	1,908	3,020
Net realized gains (losses)	(12,865)	—	—	(3,000)	—	(15,865)
Net amortization of discount on securities	4,701	127	36	—	—	4,864
Transfers within Level 3	(10,927)	—	(1,086)	12,013	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—
Balance, End of Period	$2,933,775	$24,893	$63,966	$179,990	$79,990	$3,282,614

	As of and for the Nine Months Ended
	September 30, 2026
	First-lien debt investments	Second-lien debt investments	Mezzanine debt investments	Equity and structured credit investments	Joint venture investments	Total
Balance, beginning of period	$2,956,297	$30,456	$61,684	$133,397	$—	$3,181,834
Purchases or originations	516,576	—	—	26,635	75,641	618,852
Repayments / redemptions	(461,454)	(8,245)	(1,604)	—	—	(471,303)
Sales Proceeds	—	—	—	—	—	-
Paid-in-kind interest	9,549	3,235	5,017	196	—	17,997
Net change in unrealized gains (losses)	(75,585)	38,487	(150)	14,286	4,349	(18,613)
Net realized gains (losses)	(12,855)	(39,489)	—	(6,255)	—	(58,599)
Net amortization of discount on securities	12,174	449	105	—	—	12,728
Transfers within Level 3	(10,927)	—	(1,086)	12,013	—	—
Transfers into (out of) Level 3	—	—	—	(282)	—	(282)
Balance, End of Period	$2,933,775	$24,893	$63,966	$179,990	$79,990	$3,282,614

Dye & Durham, Ltd. was transferred out of Level 3 into Level 1 for fair value measurement purposes during the nine months ended September 30, 2026, as a result of changes in the observability of inputs into the security valuation for this portfolio company.

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

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2026 and 2025:

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Three Months Ended	for the Three Months Ended
	September 30, 2026 on	September 30, 2025 on
	Investments Held at	Investments Held at
	September 30, 2026	September 30, 2025
First-lien debt investments	$(10,611)	$(6,123)
Second-lien debt investments	166	(724)
Mezzanine debt investments	749	(925)
Equity investments	9,286	4,354
Joint venture investments	3,110	—
Total	$2,700	$(3,418)

	Net Change in Unrealized	Net Change in Unrealized
	Gains or (Losses)	Gains or (Losses)
	for the Nine Months Ended	for the Nine Months Ended
	September 30, 2026 on	September 30, 2025 on
	Investments Held at	Investments Held at
	September 30, 2026	September 30, 2025
First-lien debt investments	$(69,306)	$20,648
Second-lien debt investments	(1,002)	(4,544)
Mezzanine debt investments	(69)	(1,441)
Equity investments	11,700	1,313
Joint venture investments	4,349	—
Total	$(54,328)	$15,976

The following tables present the fair value of Level 3 Investments and the significant unobservable inputs used in the valuations as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2026
		Valuation	Unobservable	Range (Weighted	Impact to Valuation from an
	Fair Value	Technique	Input	Average)	Increase to Input
First-lien debt investments	$2,933,775	Income approach (1)	Discount rate	8.0% — 27.5% (12.3%)	Decrease
Second-lien debt investments	24,893	Income approach	Discount rate	16.3% — 17.7% (16.5%)	Decrease
Mezzanine debt investments	63,966	Income approach (2)	Discount rate	10.8% — 11.5% (11.5%)	Decrease
Equity investments	42,043	Income approach	Discount rate	8.0% — 22.6% (16.6%)	Decrease
Equity investments	137,947	Market Multiple (3)	Comparable multiple	1.5x — 24.0x (11.9x)	Increase
Joint venture investments	79,990	Income approach	Discount rate	13.0% — 13.0% (13.0%)	Decrease
Total	$3,282,614

(1)
Includes $92.4 million of debt investments which were valued using an asset valuation waterfall.
(2)
Includes $0.1 million of debt investments which were valued using an asset valuation waterfall.
(3)
Includes $35.3 million of equity investments which were valued using an asset valuation waterfall.

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

As of September 30, 2026, SCP had total capital commitments of $600.0 million comprised of $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $100.0 million of capital commitments from Sixth Street Lending Partners, $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of September 30, 2026, SCP had the following contributed capital and unfunded commitments from its members:

September 30, 2026
Total contributed capital by Sixth Street Specialty Lending Inc.	$75,641
Total contributed capital by Sixth Street Lending Partners	37,832
Total contributed capital by Carlyle	113,473
Total contributed capital	$226,946
Total unfunded commitments by Sixth Street Specialty Lending Inc.	124,360
Total unfunded commitments by Sixth Street Lending Partners	62,169
Total unfunded commitments by Carlyle	186,529
Total unfunded commitments	$373,058

As of September 30, 2026, SCP had six subsidiaries. The wholly owned subsidiaries include; (i) Carlyle US CLO 2026-3, Ltd., a Cayman Islands corporation; (ii) Carlyle US CLO 2026-B, Ltd., a Cayman Islands corporation; (iii) Sixth Street CLO 32, Ltd., a Cayman Islands corporation; (iv) Sixth Street CLO 33, Ltd., a Cayman Islands corporation and (v) Carlyle CLO 2026-D, Ltd., a Cayman Islands corporation. Sixth Street SCP Warehouse 4, Ltd., a Cayman Islands corporation is a majority owned subsidiary. Each subsidiary primarily invests in broadly syndicated loans. As SCP has a controlling financial interest in all subsidiaries, they are consolidated in SCP’s unaudited consolidated financial statements commencing from the date of their respective formation.

Below is selected consolidated balance sheet information for SCP as of September 30, 2026:

September 30, 2026
(unaudited)
Selected Consolidated Balance Sheet Information:
Assets
Investments at fair value (amortized cost of $2,138,270)	$2,135,823
Cash and cash equivalents (1)	460,529
Prepaid expenses and other assets	31,896
Total Assets	$2,628,248
Liabilities and Members' Equity
Secured borrowings	$1,991,070
Dividend payable	14,850
Accrued expenses and other liabilities	396,839
Members equity (2)	224,023
Non-controlling interest (3)	1,466
Total Liabilities and Members' Equity	$2,628,248

(1)
As of September 30, 2026, $39,609 of SCP’s cash and cash equivalents was restricted.
(2)
As of September 30, 2026, the fair value of the Company’s ownership interest in the members’ equity was $79,990.
(3)
As of September 30, 2026, a third-party investor had a 5% economic interest in Sixth Street SCP Warehouse 4, Ltd., a consolidated subsidiary of SCP.

Below is selected consolidated statement of operations information for SCP for the three and nine months ended September 30, 2026:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total Investment Income	$27,942	$51,515
Expenses
Interest expense	18,169	35,142
Other expenses	404	1,572
Total expenses	18,573	36,714
Net Investment Income	9,369	14,801
Net change in unrealized gains (losses) on investments	2,291	(2,447)
Net realized gains (losses) on investments	133	266
Increase (Decrease) in Net Assets Resulting from Operations	$11,793	$12,620
Net income (loss) attributable to non-controlling interest	36	23
Increase (Decrease) in Net Assets Resulting from Operations Attributable to Members	$11,757	$12,597

For the three and nine months ended September 30, 2026, SCP declared $9.8 million and $15.5 million, respectively, in distributions, of which $3.3 million and $5.2 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. As of September 30, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 20.3%.

Below is a summary of SCP’s portfolio as of September 30, 2026:

September 30, 2026
Total investments (1)	$2,157,543
Weighted average yield on total investments at amortized cost	6.95%
Weighted average yield on total investments at fair value	6.96%
Weighted average spread on investments	2.77%
Number of portfolio companies in SCP	461
Percentage of loans at floating interest rates	99.64%

(1)
At par amount.

The industry composition of SCP’s portfolio at fair value as of September 30, 2026 is as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$82,517	$82,555	3.9%
Auto Aftermarket & Services	66,097	66,009	3.1%
Beverage & Food	64,031	63,940	3.0%
Business Services	256,298	256,465	12.0%
Capital Equipment	117,964	118,019	5.5%
Chemicals, Plastics & Rubber	35,392	35,540	1.7%
Construction & Building	127,853	127,274	6.0%
Consumer goods: Durable	40,008	39,997	1.9%
Consumer goods: Non-durable	49,757	49,781	2.3%
Consumer Services	138,343	138,534	6.5%
Containers, Packaging & Glass	57,202	57,368	2.7%
Diversified Financial Services	252,087	249,538	11.7%
Energy: Electricity	29,905	29,850	1.4%
Energy: Oil & Gas	33,698	33,774	1.6%
Environmental Industries	36,189	36,211	1.7%
Forest Products & Paper	8,624	8,620	0.4%
Healthcare & Pharmaceuticals	135,146	135,332	6.3%
High Tech Industries	144,844	145,952	6.8%
Leisure Products & Services	102,719	101,895	4.8%
Media: Advertising, Printing & Publishing	16,830	16,917	0.8%
Media: Broadcasting & Subscription	22,134	22,163	1.0%
Media: Diversified & Production	33,681	33,946	1.6%
Metals & Mining	3,971	3,992	0.2%
Retail	41,253	41,108	1.9%
Sovereign & Public Finance	13,084	13,122	0.6%
Telecommunications	19,748	19,574	0.9%
Transportation: Cargo	8,306	8,449	0.4%
Transportation: Consumer	38,724	38,230	1.8%
Utilities: Electric	11,155	11,191	0.5%
Utilities: Oil & Gas	4,874	4,920	0.2%
Wholesale	145,836	145,557	6.8%
Total	$2,138,270	$2,135,823	100.0%

The geographic composition of SCP’s portfolio at fair value as of September 30, 2026 is as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,981	$2,006	0.1%
Austria	2,054	2,044	0.1%
Canada	21,334	21,171	1.0%
France	10,609	10,619	0.5%
Germany	13,422	13,518	0.6%
Ireland (1)	885	843	0.0%
Luxembourg	24,574	24,686	1.2%
Netherlands	23,521	23,636	1.1%
United Kingdom	31,300	30,834	1.5%
United States	2,008,590	2,006,466	93.9%
Total	$2,138,270	$2,135,823	100.0%

(1)
Value sums to less than 0.1%.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2026 and December 31, 2025, approximates its carrying value as the outstanding balance is callable at carrying value.

The following table presents the fair value of the Company’s 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Outstanding Principal	Fair Value (1)	Outstanding Principal	Fair Value (1)
2026 Notes	$—	$—	$300,000	$296,659
2028 Notes	300,000	304,238	300,000	314,473
2029 Notes	350,000	348,327	350,000	361,359
2030 Notes	300,000	289,928	300,000	303,186
2031 Notes	300,000	283,761	—	—
Total	$1,250,000	$1,226,254	$1,250,000	$1,275,677

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

As of September 30, 2026, aggregate commitments under the Revolving Credit Facility were $1.525 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

Pursuant to the Seventeenth Amendment dated May 1, 2026, the revolving period, during which period we, subject to certain conditions, may make borrowings under the Revolving Credit Facility, was extended to May 1, 2030 and the stated maturity date was extended to May 1, 2031.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2026, the Company had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.1 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 411.2 million and Euro (EUR) of 287.7 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2025, the Company had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.5 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 218.0 million and Euro (EUR) of 245.9 million on its Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2026 and December 31, 2025, the Company had $22.8 million and $21.7 million, respectively, in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either the applicable reference rate plus an applicable credit spread adjustment, plus a margin of either 1.525%, 1.65% or 1.775%, or the base rate plus a margin of either 0.525%, 0.65% or 0.775%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. The Company may elect either the applicable reference rate or base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.325% per annum on the unused commitments and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

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

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the Revolving Credit Facility.

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

The Company's 2026 Notes matured on August 1, 2026 and were fully repaid. The corresponding swap transaction associated with the issuance of the 2026 Notes also matured on August 1, 2026.

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, the Company’s effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(4.3) million and $4.5 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, the Company’s effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(8.7) million and $3.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, the Company's effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(7.4) million and $8.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

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

In connection with the issuance of the 2031 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2031, matching the maturity date of the 2031 Notes. As a result of the swap, the Company’s effective interest rate on the 2031 Notes is SOFR plus 1.85%. The interest expense related to the 2031 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2026, the effective hedge interest rate swaps had a fair value of $(13.3) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2031 Notes.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense related to the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$19,653	$16,666	$55,197	$47,466
Accretion of original issue discount	561	491	1,624	1,359
Amortization of deferred financing costs	923	842	2,684	2,387
Total Interest Expense	$21,137	$17,999	$59,505	$51,212

Total interest expense in the table above does not include the effect of the interest rate swaps related to the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes. During the three and nine months ended September 30, 2026, the Company received $19.8 million and $55.0 million, respectively, and paid $20.7 million and $59.8 million respectively, related to the settlements of its interest rate swaps related to the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes. During the three and nine months ended September 30, 2025, the Company received $16.7 million and $47.1 million, respectively, and paid $21.3 million and $59.9 million, respectively, related to the settlements of its interest rate swaps related to the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes. These net amounts are included in interest expense in the Company’s Consolidated Statements of Operations. Please see Note 5 for further information about the Company’s interest rate swaps.

As of September 30, 2026, the components of the carrying value of the 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes and the stated interest rates were as follows:

	September 30, 2026
	2028 Notes	2029 Notes	2030 Notes	2031 Notes
Principal amount of debt	$300,000	$350,000	$300,000	$300,000
Original issue discount, net of accretion	(743)	(1,725)	(2,651)	(2,544)
Deferred financing costs	(1,618)	(2,380)	(2,901)	(3,934)
Fair value of an effective hedge	(4,267)	(8,728)	(7,444)	(13,253)
Carrying value of debt	$293,372	$337,167	$287,004	$280,269
Stated interest rate	6.95%	6.13%	5.63%	5.65%

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

The stated interest rate in the table above does not include the effect of the interest rate swaps. As of September 30, 2026, the Company's swap-adjusted interest rate on the 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes was SOFR plus 2.99%, 2.44%, 1.53% and 1.85%, respectively. As of December 31, 2025, the Company's swap-adjusted interest rate on the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Notes was SOFR plus 2.17%, 2.99%, 2.44% and 1.53%, respectively.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the terms of the indentures governing the 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes.

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 180.2% and 191.5%, respectively.

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)(3)
Revolving Credit Facility	$1,525,000	$690,467	$811,760	$674,065
2028 Notes	300,000	300,000	—	293,372
2029 Notes	350,000	350,000	—	337,167
2030 Notes	300,000	300,000	—	287,004
2031 Notes	300,000	300,000	—	280,269
Total Debt	$2,775,000	$1,940,467	$811,760	$1,871,877

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit, reserve for near term Notes maturity and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $16.4 million, $2.4 million, $4.1 million, $5.6 million and $6.5 million, respectively.
(3)
The carrying values of the 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes are presented inclusive of an incremental $(4.3) million, $(8.7) million, $(7.4) million and $(13.3) million, respectively, which represents an adjustment in the carrying values of the 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes, each resulting from a hedge accounting relationship.

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

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$26,366	$23,393	$74,312	$76,205
Commitment fees	900	1,161	2,743	2,680
Amortization of deferred financing costs	1,824	1,756	5,304	4,987
Accretion of original issue discount	561	491	1,624	1,359
Swap settlement	838	4,584	4,849	12,772
Total Interest Expense	$30,489	$31,385	$88,832	$98,003
Average debt outstanding (in millions)	$1,922.3	$1,784.5	$1,890.1	$1,873.4
Weighted average interest rate	5.7%	6.3%	5.6%	6.3%

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

As of September 30, 2026 and December 31, 2025, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver	$31	$246
Aledade, Inc. - Revolver	9,867	24,136
American Achievement, Corp. - Revolver	2,403	2,403
Arcwood Environmental, Inc. - Revolver	—	1,815
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	24,585	27,643
Artisan Bidco, Inc. - Revolver	572	1,429
AVSC Holding Corp. - Revolver	2,919	4,833
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5,575	5,575
Bayshore Intermediate #2, L.P. - Revolver	1,178	2,734
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	1,786	324
Cascade Parent Limited - Revolver	5,556	—
Cirrus (BidCo) Ltd - Delayed Draw	366	448
Cordance Operations, LLC - Delayed Draw & Revolver	1,937	2,594
Coupa Holdings, LLC - Delayed Draw & Revolver	984	6,809
Crewline Buyer, Inc. - Revolver & Equity	6,148	6,148
Crucible Buyer, Inc. - Delayed Draw & Revolver	8,115	—
EC Homecare Holdings Buyer Inc. - Delayed Draw & Revolver	10,197	—
EDB Parent, LLC - Delayed Draw	—	5,603
Elysian Finco Ltd. - Revolver	—	764
EMS Linq, Inc. - Revolver	7,695	5,868
Erling Lux Bidco SARL - Delayed Draw & Revolver	5,797	6,134
Eventus Buyer, LLC - Delayed Draw & Revolver	9,800	8,633
ExtraHop Networks, Inc. - Revolver	357	446
Flight Intermediate HoldCo, Inc. - Delayed Draw	—	32,131
Galileo Parent, Inc. - Revolver	—	3,462
GreenShoot BidCo B.V. - Revolver	446	461
Hippo XPA Bidco AB - Delayed Draw & Revolver	2,317	9,407
HireVue, Inc. - Delayed Draw	3,885	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	10,227	9,818
Ingenovis Health Finance, LLC - Revolver	32,500	32,500
IRGSE Holding Corp. - Revolver	2,437	5,707
Kahua, Inc. - Delayed Draw	—	5,000
Kangaroo Bidco AS - Delayed Draw	4,375	4,375
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	2,059	6,749
Kryptona BidCo US, LLC - Revolver	2,165	2,165
LeanTaaS Holdings, Inc. - Delayed Draw	6,380	12,015
LIHA Holdco B.V. - Delayed Draw & Revolver	515	753
Lynx BidCo - Delayed Draw & Revolver	2,052	6,733
Marcura Equities LTD - Revolver	1,667	1,667
Mindbody, Inc. - Revolver	3,611	—
Neuintel, LLC - Delayed Draw	5,000	—
Omnigo Software, LLC - Delayed Draw & Revolver	1,875	1,875
PDI TA Holdings, Inc. - Revolver	—	437
Rail Acquisitions LLC - Delayed Draw & Revolver	5,660	5,660
RainFocus, LLC - Delayed Draw	1,900	5,322
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	372	1,231
Raptor US Buyer II Corp. - Revolver	641	600
Sapphire Software Buyer, Inc. - Revolver	3,243	3,243
Scorpio Bidco - Delayed Draw	556	575
Sediver S.p.A. - Delayed Draw	3,978	4,113
Severin Acquisition, LLC - Delayed Draw & Revolver	4,144	4,380
Shiftmove GmbH - Delayed Draw	9,839	10,174
SMA Technologies Holdings, LLC - Revolver	1,009	1,009
Sport Alliance GmbH - Revolver	615	489
Structured Credit Partners JV, LLC - Equity	124,360	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	18,825	23,799

TRP Assets, LLC - Delayed Draw	—	10,166
TS Imagine, Inc. - Revolver	—	768
USA DeBusk, LLC - Delayed Draw & Revolver	260	2,519
Varinem German Bidco GmbH - Delayed Draw	3,820	4,917
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	6,160	8,814
Women's Care Holdings, Inc. - Revolver	3,122	—
Wrangler TopCo, LLC - Delayed Draw & Revolver	626	888
Total Portfolio Company Commitments (1)(2)	$376,509	$338,507

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

Other Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, the Company did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Pursuant to the Company’s dividend reinvestment plan, the following tables summarize the shares issued to stockholders who have not opted out of the Company’s dividend reinvestment plan during the nine months ended September 30, 2026 and 2025. All shares issued to stockholders in the tables below are newly issued shares.

	For the Nine Months Ended
	September 30, 2026
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 12, 2026	Supplemental	February 27, 2026	March 20, 2026	6,241
February 12, 2026	Base	March 16, 2026	March 31, 2026	308,209
May 5, 2026	Base	June 15, 2026	June 30, 2026	354,477
August 4, 2026	Base	September 15, 2026	September 30, 2026	370,020
Total Shares Issued				1,038,947

	For the Nine Months Ended
	September 30, 2025
			Date
Date Declared	Dividend (1)	Record Date	Shares Issued	Shares Issued
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	39,839
February 13, 2025	Base	March 14, 2025	March 31, 2025	263,083
April 30, 2025	Supplemental	May 30, 2025	June 20, 2025	34,339
April 30, 2025	Base	June 16, 2025	June 30, 2025	241,651
July 30, 2025	Supplemental	August 29, 2025	September 19, 2025	24,157
July 30, 2025	Base	September 15, 2025	September 30, 2025	229,420
Total Shares Issued				832,489

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

During the three months ended September 30, 2026, no shares were repurchased. During the nine months ended September 30, 2026, the Company repurchased 30,938 shares at a weighted average price per share of $16.17 inclusive of commission, for a total cost of $0.5 million. During the three and nine months ended September 30, 2025, no shares were repurchased.

At the Market Offerings

The Company is a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company's common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of September 30, 2026.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
Earnings (losses) per common share — basic and diluted	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase (decrease) in net assets resulting from operations	$34,445	$44,600	$48,928	$140,557
Weighted average shares of common stock outstanding—basic and diluted	95,347,161	94,245,993	95,028,344	93,964,387
Earnings per common share—basic and diluted	$0.36	$0.47	$0.51	$1.50

11. Dividends

The Company has historically paid a dividend to stockholders on a quarterly basis. The Company has a dividend framework that provides for a quarterly base dividend and a variable supplemental dividend, subject to satisfaction of certain measurement tests and the approval of the Board.

The following tables summarize dividends declared during the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 12, 2026	Supplemental	February 27, 2026	March 20, 2026	$0.01
February 12, 2026	Base	March 16, 2026	March 31, 2026	0.46
May 5, 2026	Base	June 15, 2026	June 30, 2026	0.42
August 4, 2026	Base	September 15, 2026	September 30, 2026	0.42
Total Dividends Declared				$1.31

	For the Nine Months Ended
	September 30, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 13, 2025	Supplemental	February 28, 2025	March 20, 2025	$0.07
February 13, 2025	Base	March 14, 2025	March 31, 2025	0.46
April 30, 2025	Supplemental	May 30, 2025	June 20, 2025	0.06
April 30, 2025	Base	June 16, 2025	June 30, 2025	0.46
July 30, 2025	Supplemental	August 29, 2025	September 19, 2025	0.05
July 30, 2025	Base	September 15, 2025	September 30, 2025	0.46
Total Dividends Declared				$1.56

The dividends declared during the nine months ended September 30, 2026 and 2025 were derived from net investment income, determined on a tax basis.

12. Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for one share of common stock outstanding during the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Share Data (8)
Net asset value, beginning of period	$16.98	$17.16

Net investment income (1)	1.29	1.70
Net realized and unrealized gains (losses) (1)	(0.78)	(0.20)
Total from operations	0.51	1.50
Issuance of common stock, net of offering costs (2)	0.01	0.04
Dividends declared (2)	(1.31)	(1.56)
Total increase/(decrease) in net assets	(0.79)	(0.02)
Net Asset Value, End of Period	$16.19	$17.14
Per share market value at end of period	$18.02	$22.86
Total return based on market value with reinvestment of dividends (3)	(10.46)%	15.19%
Total return based on market value (4)	(11.00)%	14.65%
Total return based on net asset value (5)	3.06%	8.97%
Shares Outstanding, End of Period	95,713,159	94,493,925
Ratios / Supplemental Data (6)
Ratio of net expenses to average net assets (7)	14.33%	15.00%
Ratio of net investment income to average net assets	10.44%	13.20%
Portfolio turnover	20.68%	33.27%
Net assets, end of period	$1,549,290	$1,619,707

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
(7)
The ratio of net expenses to average net assets in the table above reflects the Adviser’s waivers of its right to receive a portion of the Management Fee pursuant to the Leverage Waiver for the nine months ended September 30, 2026 and 2025. Excluding the effects of the waivers, the ratio of net expenses to average net assets would have been 14.44% and 15.08%, respectively, for the nine months ended September 30, 2026 and 2025.
(8)
Table may not sum due to rounding.

13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2026.

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

Our Investment Framework

We are a specialty finance company focused on lending to middle-market companies. Since we began our investment activities in July 2011, through September 30, 2026, we have originated approximately $57.2 billion aggregate principal amount of investments and retained approximately $12.3 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits and repayments. We seek to generate current income primarily in U.S.-domiciled middle-market companies through direct investment originations of senior secured loans and, to a lesser extent, originations of mezzanine and unsecured loans and investments in corporate bonds, equity securities, and other instruments.

By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million, although we may invest in larger or smaller companies on occasion. As of September 30, 2026, our core portfolio companies, which exclude certain investments that fall outside of our typical borrower profile and represent 88.1% of our total investments based on fair value, had weighted average annual revenue of $479.2 million and weighted average annual EBITDA of $136.2 million. As of September 30, 2026, our core portfolio companies had a median annual revenue of $181.0 million and a median annual EBITDA of $55.3 million.

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

The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations (including restructurings). As of September 30, 2026, the largest single investment based on fair value represented 2.4% of our total investment portfolio.

As of September 30, 2026, the average investment size in each of our portfolio companies was approximately $25.5 million based on fair value. Portfolio companies includes investments in structured credit investments, which include each series of collateralized loan obligation as a portfolio company investment. When excluding investments in structured credit investments, the average investment in our remaining portfolio companies was approximately $32.2 million based on fair value as of September 30, 2026.

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

As of September 30, 2026, the largest industry represented 17.9% of our total investment portfolio based on fair value.

Investment Structuring. We focus on investing at the top of the capital structure and protecting that position. As of September 30, 2026, approximately 87.7% of our portfolio was invested in secured debt, including 86.9% in first-lien debt investments. We carefully perform diligence and structure investments to include strong investor covenants. As a result, we structure investments with a view to creating opportunities for early intervention in the event of non-performance or stress. In addition, we seek to retain effective voting control in investments over the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We also aim for our loans to mature on a medium term, between two to seven years after origination. For the three months ended September 30, 2026, the weighted average term on new debt investment commitments in new portfolio companies was 5.5 years.

Deal Dynamics. We focus on, among other deal dynamics, direct origination of investments, where we identify and lead the investment transaction. A substantial majority of our portfolio investments are sourced through our direct or proprietary relationships.

Risk Mitigation. We seek to mitigate non-credit-related risk on our returns in several ways, including call protection provisions to protect future interest income. As of September 30, 2026, we had call protection on 66.7% of our debt investments based on fair value, with weighted average call prices of 108.4% for the first year, 104.5% for the second year and 101.8% for the third year, in each case from the date of the initial investment. As of September 30, 2026, 97.6% of our debt investments based on fair value bore interest at floating rates, with 100.0% of these subject to interest rate floors, which we believe helps act as a portfolio-wide hedge against inflation.

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

Sixth Street is a global investment business with over $140 billion of assets under management as of September 30, 2026. Sixth Street’s direct lending platforms include Sixth Street Specialty Lending and Sixth Street Lending Partners, which are aimed at U.S. middle-market loan originations and upper middle-market loan originations, respectively, and Sixth Street Specialty Lending Europe, which is aimed at European middle-market loan originations. Additional Sixth Street core platforms include Sixth Street TAO, which has the flexibility to invest across all of Sixth Street’s private credit market investments, Sixth Street Opportunities, which focuses on actively managed opportunistic investments across the credit cycle, Sixth Street Credit Market Strategies, which is the firm’s “public-side” credit investment platform focused on investment opportunities in broadly syndicated leveraged loan markets, Sixth Street Growth, which provides financing solutions to growing companies, Sixth Street Fundamental Strategies, which primarily invests in secondary credit, and Sixth Street Agriculture, which invests in niche agricultural opportunities. Sixth Street has a long-term oriented, highly flexible capital base that allows it to invest across industries, geographies, capital structures and asset classes. Sixth Street has extensive experience with highly complex, global public and private investments executed through primary originations, secondary market purchases and restructurings, and has a team of over 750 investment and operating professionals. As of September 30, 2026, eighty-one (81) of these personnel are dedicated to direct lending, including sixty-seven (67) investment professionals.

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

Further contributing to economic uncertainty, the current U.S. presidential administration has implemented and may continue to implement, significant changes to U.S. trade policy, tax policy and the enforcement of various regulations and a reduction of the size of the federal government (and government spending). These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government has introduced tariffs on goods imported from various countries to the United States and countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring macroeconomic developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of two to seven years, and, as of September 30, 2026, 97.6% of these investments based on fair value bore interest at a floating rate, with 100.0% of these subject to interest rate floors. Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. For the three and nine months ended September 30, 2026, 6.4% and 6.9%, respectively, of our total investment income was comprised of PIK interest. For the three and nine months ended September 30, 2025, 6.3% and 5.3%, respectively, of our total investment income was comprised of PIK interest.

Changes in our net investment income are primarily driven by the spread between the payments we receive from our investments in our portfolio companies against our cost of funding, rather than by changes in interest rates. Our investment portfolio primarily consists of floating rate loans, and our Revolving Credit Facility, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes after taking into account the effect of the interest rate swaps we have entered into in connection with these securities, all bear interest at floating rates. Macro trends in base interest rates like SOFR or other reference rates may affect our net investment income over the long term. However, because we generally originate loans to a limited number of portfolio companies each quarter, and those investments also vary in size, our results in any given period—including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period—often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business.

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

Portfolio and Investment Activity

As of September 30, 2026, our portfolio based on fair value consisted of 86.9% first-lien debt investments, 0.7% second-lien debt investments, 1.9% mezzanine debt investments, 5.7% equity investments, 2.4% structured credit investments and 2.4% joint venture investments. As of December 31, 2025, our portfolio based on fair value consisted of 89.2% first-lien debt investments, 0.9% second-lien debt investments, 1.8% mezzanine debt investments, 5.2% equity investments and 2.9% structured credit investments.

As of September 30, 2026 and December 31, 2025, our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.4% and 11.1%, respectively, and our weighted average total yield of debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.4% and 11.3%, respectively.

As of September 30, 2026, we had investments in 133 portfolio companies (including 30 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) with an aggregate fair value of $3,393.0 million. As of December 31, 2025, we had investments in 143 portfolio companies (including 36 structured credit investments, which include each series of collateralized loan obligation as a separate portfolio company investment) with an aggregate fair value of $3,347.3 million.

For the three months ended September 30, 2026, the principal amount of new investments funded was $246.5 million in four new portfolio companies and six existing portfolio companies. For this period, we had $159.6 million aggregate principal amount in exits and repayments.

For the three months ended September 30, 2025, the principal amount of new investments funded was $351.8 million in forty-one new portfolio companies and five existing portfolio companies. For this period, we had $302.8 million aggregate principal amount in exits and repayments.

Our investment activity for the three months ended September 30, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2026	September 30, 2025
New investment commitments:
Gross originations (1)	$1,195.9	$3,735.0
Less: Syndications/sell downs (1)	954.2	3,347.3
Total new investment commitments	$241.7	$387.7
Principal amount of investments funded:
First-lien	$195.6	$253.1
Second-lien	—	—
Mezzanine	—	—
Equity	26.7	—
Structured Credit	—	98.7
Joint Venture	24.2	—
Total	$246.5	$351.8
Principal amount of investments sold or repaid:
First-lien	$145.6	$302.0
Second-lien	—	—
Mezzanine	0.9	—
Equity	6.8	0.8
Structured Credit	6.3	—
Joint Venture	—	—
Total	$159.6	$302.8
Number of new investment commitments in new portfolio companies (2)	4	41
Average new investment commitment amount in new portfolio companies (2)	$48.7	$7.3
Weighted average term for new debt investment commitments in new portfolio companies (in years) (2)	5.5	7.8
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—	—
Weighted average interest rate of new investment commitments	10.2%	10.3%
Weighted average spread over reference rate of new floating rate investment commitments	6.0%	6.6%
Weighted average interest rate on investments fully sold or paid down	10.2%	12.6%

(1)
Includes affiliates of Sixth Street.
(2)
For the three months ended September 30, 2025, includes 37 structured credit investments with a total principal amount of $98.7 million and a weighted average term of 12.2 years.

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	September 30, 2026		December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$2,976.8	$2,950.4	$2,934.2	$2,984.4
Second-lien debt investments	25.5	24.9	69.6	30.7
Mezzanine debt investments	63.6	63.9	61.1	61.7
Equity investments	181.2	192.2	159.8	172.6
Structured credit investments	84.9	81.6	98.6	97.9
Joint venture investments	75.6	80.0	—	—
Total	$3,407.6	$3,393.0	$3,323.3	$3,347.3

The following tables show the fair value and amortized cost of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in millions)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,354.9	98.9%	$3,327.3	99.4%
Non-accrual (1)	38.1	1.1	20.0	0.6
Total	$3,393.0	100.0%	$3,347.3	100.0%

	September 30, 2026		December 31, 2025
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,345.2	98.2%	$3,254.5	97.9%
Non-accrual (1)	62.4	1.8	68.8	2.1
Total	$3,407.6	100.0%	$3,323.3	100.0%

(1)
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. Management may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection. See “Note 2. Significant Accounting Policies - Interest and Dividend Recognition.”

The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities (1)	11.4%	11.1%
Weighted average interest rate of debt and income producing securities	10.9%	10.6%
Weighted average spread over reference rate of all floating rate investments	6.9%	7.1%

(1)
Weighted average total portfolio yield at fair value was 10.8% at September 30, 2026 and 10.5% at December 31, 2025.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2026 and December 31, 2025. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2026		December 31, 2025
Investment	Investments at		Investments at
Performance	Fair Value	Percentage of	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio	($ in millions)	Total Portfolio
1	$2,819.0	83.1%	$3,002.3	89.7%
2	367.9	10.8	296.9	8.9
3	168.0	5.0	28.0	0.8
4	—	—	—	—
5	38.1	1.1	20.1	0.6
Total	$3,393.0	100.0%	$3,347.3	100.0%

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

As of September 30, 2026, SCP had total capital commitments of $600.0 million comprised of $200.0 million of capital commitments from Sixth Street Specialty Lending, Inc., $100.0 million of capital commitments from Sixth Street Lending Partners, $150.0 million of capital commitments from Carlyle Secured Lending, Inc., and $150.0 million of capital commitments from Carlyle Credit Solutions, Inc., with all members of SCP having equal voting control.

As of September 30, 2026 SCP had the following contributed capital and unfunded commitments from its members:

($ in millions)	September 30, 2026
Total contributed capital by Sixth Street Specialty Lending Inc.	$75.6
Total contributed capital by Sixth Street Lending Partners	37.8
Total contributed capital by Carlyle	113.5
Total contributed capital	$226.9
Total unfunded commitments by Sixth Street Specialty Lending Inc.	124.4
Total unfunded commitments by Sixth Street Lending Partners	62.2
Total unfunded commitments by Carlyle	186.5
Total unfunded commitments	$373.1

For the three and nine months ended September 30, 2026 SCP declared $9.8 million and $15.5 million, respectively, in distributions, of which $3.3 million and $5.2 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. As of September 30, 2026, the daily weighted average yield on our investment in Structured Credit Partners JV, LLC was 20.3%.

Below is a summary of SCP’s portfolio as of September 30, 2026:

($ in millions)	September 30, 2026
Total investments (1)	$2,157.5
Weighted average yield on total investments at amortized cost	6.95%
Weighted average yield on total investments at fair value	6.96%
Weighted average spread on investments	2.77%
Number of portfolio companies in SCP	461
Percentage of loans at floating interest rates	99.64%

(1)
At par amount.

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$99.0	$109.4	$290.2	$340.8
Less: Net expenses	56.2	57.4	164.2	177.3
Net investment income before income taxes	42.8	52.1	126.0	163.5
Less: Income taxes, including excise taxes	1.2	1.4	3.7	4.0
Net investment income	41.6	50.7	122.3	159.5
Net realized gains (losses) (2)	(9.6)	(0.5)	(48.2)	(36.6)
Net change in unrealized gains (losses) (2)	2.5	(5.5)	(25.2)	17.6
Net increase (decrease) in net assets resulting from operations	$34.4	$44.6	$48.9	$140.6

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest from investments	$86.6	$94.9	$255.6	$302.7
Paid-in-kind interest income	6.3	6.9	20.0	18.0
Dividend income	3.5	0.3	5.9	1.6
Other income	2.6	7.4	8.7	18.5
Total investment income	$99.0	$109.4	$290.2	$340.8

(1)
Table may not sum due to rounding.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $94.9 million for the three months ended September 30, 2025 to $86.6 million for the three months ended September 30, 2026. The decrease in interest from investments was primarily the result of a decrease in reference rates for the three months ended September 30, 2026 compared to the same period in 2025. Paid-in-kind interest income decreased from $6.9 million for the three months ended September 30, 2025 to $6.3 million for the three months ended September 30, 2026 due to decreased PIK investments. Dividend income increased from $0.3 million for the three months ended September 30, 2025 to $3.5 million for the three months ended September 30, 2026 due to increased dividend yielding investments in 2026. Other income decreased from $7.4 million for the three months ended September 30, 2025 to $2.6 million for the three months ended September 30, 2026, primarily due to decreased miscellaneous fees earned during the three months ended September 30, 2026.

Interest from investments, which includes amortization of upfront fees and prepayment fees, decreased from $302.7 million for the nine months ended September 30, 2025 to $255.6 million for the nine months ended September 30, 2026. The decrease in interest from investments was primarily the result of a decrease in reference rates for the nine months ended September 30, 2026 compared to the same period in 2025. Paid-in-kind interest income increased from $18.0 million for the nine months ended September 30, 2025 to $20.0 million for the nine months ended September 30, 2026 due to increased PIK investments. Dividend income increased from $1.6 million for the nine months ended September 30, 2025 to $5.9 million for the nine months ended September 30, 2026 due to increased dividend yielding investments in 2026. Other income decreased from $18.5 million for the nine months ended September 30, 2025 to $8.7 million for the nine months ended September 30, 2026, primarily due to decreased miscellaneous fees earned during the nine months ended September 30, 2026.

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest	$30.5	$31.4	$88.8	$98.0
Management fees (net of waivers)	12.7	12.8	37.5	38.1
Incentive fees on net investment income	8.8	10.5	25.9	33.1
Incentive fees on net capital gains	—	(1.1)	—	(3.3)
Professional fees	2.5	2.0	6.7	6.5
Directors’ fees	0.2	0.2	0.7	0.7
Other general and administrative	1.4	1.5	4.5	4.1
Net Expenses	$56.2	$57.4	$164.2	$177.3

(1)
Table may not sum due to rounding.

Interest

Interest expense, including other debt financing expenses, decreased from $31.4 million for the three months ended September 30, 2025 to $30.5 million for the three months ended September 30, 2026. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding, which decreased from 6.3% for the three months ended September 30, 2025 to 5.7% for the three months ended September 30, 2026 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Interest expense, including other debt financing expenses, decreased from $98.0 million for the nine months ended September 30, 2025 to $88.8 million for the nine months ended September 30, 2026. This decrease was primarily due to a decrease in the average interest rate on our debt outstanding, which decreased from 6.3% for the nine months ended September 30, 2025 to 5.6% for the nine months ended September 30, 2026 due to a change in the mix of our debt financing sources and a change in SOFR rates.

Management Fees

Management Fees (gross of waivers) increased from $13.1 million for the three months ended September 30, 2025 to $13.2 million for the three months ended September 30, 2026 due to an increase in average assets for the three months ended September 30, 2026 compared to the same period in 2025. Management Fees (net of waivers) decreased from $12.8 million for the three months ended September 30, 2025 to $12.7 million for the three months ended September 30, 2026. Management Fees waived were $0.5 million for the three months ended September 30, 2026 and $0.3 million for the three months ended September 30, 2025, pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

Management Fees (gross of waivers) decreased from $39.1 million for the nine months ended September 30, 2025 to $38.8 million for the nine months ended September 30, 2026 due to a decrease in average assets for the nine months ended September 30, 2026 compared to the same period in 2025. Management Fees (net of waivers) decreased from $38.1 million for the nine months ended September 30, 2025 to $37.5 million for the nine months ended September 30, 2026. Management Fees waived were $1.3 million for the nine months ended September 30, 2026 and $1.0 million for the nine months ended September 30, 2025, pursuant to the Leverage Waiver. Any waived management fees are not subject to recoupment by the Adviser.

Incentive Fees

Incentive Fees related to pre-incentive net investment income decreased from $10.5 million for the three months ended September 30, 2025 to $8.8 million for the three months ended September 30, 2026. For the three months ended September 30, 2026, there were no Incentive Fees accrued related to Capital Gains Fees. For the three months ended September 30, 2025, $(1.1) million of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2026, these accrued Incentive Fees are not contractually payable to the Adviser.

Incentive Fees related to pre-incentive net investment income decreased from $33.1 million for the nine months ended September 30, 2025 to $25.9 million for the nine months ended September 30, 2026. For the nine months ended September 30, 2026, there were no Incentive Fees accrued related to Capital Gains Fees. For the nine months ended September 30, 2025, $(3.3) million of Incentive Fees were accrued related to Capital Gains Fees. As of September 30, 2026, these accrued Incentive Fees are not contractually payable to the Adviser.

Professional Fees and Other General and Administrative Expenses

Professional fees increased from $2.0 million for the three months ended September 30, 2025 to $2.5 million for the three months ended September 30, 2026 due to higher audit and legal related costs. Other general and administrative fees were $1.4 million for the three months ended September 30, 2026 and $1.5 million for the three months ended September 30, 2025.

Professional fees increased from $6.5 million for the nine months ended September 30, 2025 to $6.7 million for the nine months ended September 30, 2026 due to higher audit and legal related costs. Other general and administrative fees were $4.5 million for the nine months ended September 30, 2026 and $4.1 million for the nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2026, we recorded a net expense of $1.2 million and $3.7 million, respectively, for U.S. federal excise tax and other taxes. For the three and nine months ended September 30, 2025 we recorded a net expense of $1.4 million and $4.0 million, respectively, for U.S. federal excise tax and other taxes.

For the three and nine months ended September 30, 2026, we recorded an increase in our deferred tax liability of $0.9 million and $1.6 million, respectively, pertaining to net unrealized gains. As of September 30, 2026, the balance of our deferred tax liability was $5.6 million.

For the three and nine months ended September 30, 2025, we recorded a decrease in our deferred tax liability of $0.6 million, pertaining to net unrealized losses and recognized a tax expense of $0.9 million, pertaining to net realized gains. As of September 30, 2025, the balance of our deferred tax liability was $3.9 million.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
($ in millions) (1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized gains (losses) on investments	$(9.8)	$0.8	$(48.2)	$(34.9)
Net realized gains (losses) on foreign currency transactions (2)(3)	0.0	(0.2)	(0.1)	(0.3)
Net realized gains (losses) on foreign currency investments (3)	0.2	0.0	0.2	0.8
Net realized gains (losses) on foreign currency borrowings	(0.2)	(0.2)	(0.2)	(1.2)
Net realized gains (losses) on interest rate swaps	0.1	—	0.1	—
Net realized gains (losses) on income tax provision	—	(0.9)	—	(0.9)
Net Realized Gains (Losses)	$(9.6)	$(0.5)	$(48.2)	$(36.6)

Change in unrealized gains on investments	$33.4	$14.8	$77.0	$112.7
Change in unrealized (losses) on investments	(33.8)	(21.8)	(115.6)	(59.6)
Net Change in Unrealized Gains (Losses) on Investments	$(0.3)	$(6.9)	$(38.6)	$53.1

Unrealized gains (losses) on foreign currency borrowings	3.8	0.7	15.1	(36.0)
Unrealized gains (losses) on foreign currency transactions (2)(3)	(0.0)	0.0	0.0	(0.0)
Unrealized gains (losses) on interest rate swaps	(0.1)	—	(0.1)	—
Income tax provision on unrealized gains (losses)	(0.9)	0.6	(1.6)	0.6
Net Change in Unrealized Gains (Losses) on Foreign Currency Transactions, Income Tax Provision and Interest Rate Swaps	$2.8	$1.4	$13.5	$(35.4)

Net Change in Unrealized Gains (Losses)	$2.5	$(5.5)	$(25.2)	$17.6

(1)
Table may not sum due to rounding.
(2)
Includes foreign exchange hedging activity.
(3)
Amounts round to less than $0.1 million.

For the three and nine months ended September 30, 2026, we had net realized losses on investments of $9.8 million and $48.2 million, respectively. For the three and nine months ended September 30, 2026, we had net realized gains of less than $0.1 million and net realized losses of $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For both the three and nine months ended September 30, 2026, we had net realized gains on foreign currency investments of $0.2 million. For both the three and nine months ended September 30, 2026, we had net realized losses on foreign currency borrowings of $0.2 million. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility. For the three and nine months ended September 30, 2026, we had net realized gains on interest rate swaps of $0.1 million.

For the three months ended September 30, 2026, we had $33.4 million in unrealized gains on 61 portfolio company investments, which was offset by $33.8 million in unrealized losses on 76 portfolio company investments. Unrealized gains for the three months ended September 30, 2026 resulted from positive portfolio company specific developments, tightening credit spreads and the reversal of prior period unrealized losses due to realizations. Unrealized losses for the three months ended September 30, 2026 resulted from negative credit-related adjustments, fluctuations in EUR exchange rates, and the reversal of prior period unrealized gains due to realizations. For the nine months ended September 30, 2026, we had $77.0 million in unrealized gains on 34 portfolio company investments, which was offset by $115.6 million in unrealized losses on 116 portfolio company investments. Unrealized gains for the nine months ended September 30, 2026 resulted from positive portfolio company specific developments and the reversal of prior period unrealized losses due to realizations. Unrealized losses for the nine months ended September 30, 2026 resulted from negative credit-related adjustments, widening credit spreads, and the reversal of prior period unrealized gains due to realizations.

For the three and nine months ended September 30, 2026, we had unrealized gains of $3.8 million and $15.1 million, respectively, on foreign currency borrowings, primarily as a result of fluctuations in the AUD, CAD, SEK, GBP and EUR exchange rates. For the three and nine months ended September 30, 2026, we had unrealized losses of less than $0.1 million and unrealized gains of less than $0.1 million, respectively, on foreign currency transactions. For both the three and nine months ended September 30, 2026, we had unrealized losses on interest rate swaps of $0.1 million. For the three and nine months ended September 30, 2026, we had unrealized losses of $0.9 million and $1.6 million, respectively, related to a deferred tax liability.

For the three and nine months ended September 30, 2025, we had net realized gains on investments of $0.8 million and net realized losses of $34.9 million, respectively. For the three and nine months ended September 30, 2025, we had net realized losses of $0.2 million and $0.3 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the three and nine months ended September 30, 2025, we had net realized gains on foreign currency investments of less than $0.1 million and $0.8 million, respectively. For the three and nine months ended September 30, 2025, we had net realized losses on foreign currency borrowings of $0.2 million and $1.2 million, respectively. The net realized losses on foreign currency borrowings were a result of payments on our revolving credit facility. For both the three and nine months ended September 30, 2025, we had net realized losses of $0.9 million, related to tax expense.

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

For the three and nine months ended September 30, 2025 we had unrealized gains on foreign currency borrowings of $0.7 million and unrealized losses on foreign currency borrowings of $36.0 million, respectively, primarily as a result of fluctuations in the AUD, CAD, SEK, GBP and EUR exchange rates. For the three and nine months ended September 30, 2025, we had unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, on foreign currency transactions. For both the three and nine months ended September 30, 2025, we had unrealized gains of $0.6 million, related to a deferred tax benefit.

Realized Gross Internal Rate of Return

Since we began investing in 2011 through September 30, 2026, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 16.7% (based on total capital invested of $9.6 billion and total proceeds from these exited investments of $12.4 billion). Ninety-one percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

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

Our current approach to hedging the foreign currency exposure in our non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under our Revolving Credit Facility to fund these investments. For the nine months ended September 30, 2026 and 2025, we had $15.1 million of unrealized gains and $36.0 million of unrealized losses, respectively, on the translation of our non-U.S. dollar denominated debt into U.S. dollars; such amounts approximate the corresponding unrealized gains and losses on the translation of our non-U.S. dollar denominated investments into U.S. dollars for the nine months ended September 30, 2026 and 2025. See Note 2 for additional disclosure regarding our accounting for foreign currency. See Note 7 for additional disclosure regarding the amounts of outstanding debt denominated in each foreign currency at September 30, 2026. See our Consolidated Schedule of Investments for additional disclosure regarding the foreign currency amounts (in both par and fair value) of our non-U.S. dollar denominated investments.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. For more information, see “Key Components of Our Results of Operations — Leverage” above. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 180.2% and 191.5%, respectively. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facilities to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2026, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2026, we had approximately $0.8 billion of availability on our Revolving Credit Facility, subject to asset coverage limitations.

As of September 30, 2026, we had $40.5 million in cash and cash equivalents, including $35.4 million of restricted cash. During the nine months ended September 30, 2026, cash used in operating activities was $52.4 million, primarily attributable to funding portfolio investments of $619.3 million which was partially offset by repayments and proceeds from investments of $517.9 million, an increase in net assets resulting from operations of $48.9 million and cash provided by other operating activities of $0.1 million. Cash provided by financing activities was $73.2 million during the period due to borrowings of $1,117.7 million which was partially offset by paydowns on our Revolving Credit Facility of $929.0 million, dividends paid of $106.9 million, deferred financing costs of $8.1 million and repurchases of common stock of $0.5 million.

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

Equity

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $100 million of the Company's common stock. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $100 million remained available for issuance as of September 30, 2026.

During the nine months ended September 30, 2026 and 2025, we issued 1,038,947 and 832,489 shares of our common stock, respectively, to investors who have not opted out of our dividend reinvestment plan for proceeds of $17.6 million and $18.2 million, respectively.

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

During the three months ended September 30, 2026, no shares were repurchased. During the nine months ended September 30, 2026, we repurchased 30,938 shares at a weighted average price per share of $16.17 inclusive of commissions, for a total cost of $0.5 million. During the three and nine months ended September 30, 2025, no shares were repurchased.

Debt

Revolving Credit Facility

On August 23, 2012, we entered into a senior secured revolving credit agreement with Truist Bank (as a successor by merger to SunTrust Bank), as administrative agent, and J.P. Morgan Chase Bank, N.A., as syndication agent, and certain other lenders (as amended and restated, the “Revolving Credit Facility”).

As of September 30, 2026, aggregate commitments under the Revolving Credit Facility were $1.525 billion. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to up to $2.5 billion.

Pursuant to the Seventeenth Amendment dated May 1, 2026, the revolving period, during which period we, subject to certain conditions, may make borrowings under the Revolving Credit Facility, was extended to May 1, 2030 and the stated maturity date was extended to May 1, 2031.

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2026, we had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.1 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 411.2 million and Euro (EUR) of 287.7 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in Australian dollars (AUD) of 3.0 million, British pounds (GBP) of 48.5 million, Canadian dollars (CAD) of 5.0 million, Swedish Krona (SEK) of 218.0 million and Euro (EUR) of 245.9 million on our Revolving Credit Facility, included in the Outstanding Principal amount in the table below.

The Revolving Credit Facility also provides for the issuance of letters of credit up to an aggregate amount of $75 million. As of September 30, 2026 and December 31, 2025, we had $22.8 million and $21.7 million, respectively, in outstanding letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued through the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either the applicable reference rate plus an applicable credit spread adjustment, plus a margin of either 1.525%, 1.65% or 1.775%, or the base rate plus a margin of either 0.525%, 0.65% or 0.775%, in each case, based on the total amount of the borrowing base relative to the sum of the total commitments (or, if greater, the total exposure) under the Revolving Credit Facility plus certain other designated secured debt. We may elect either the applicable reference rate or base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.325% per annum on the unused commitments and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then applicable margin while the letter of credit is outstanding.

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

As of September 30, 2026 and December 31, 2025, we were in compliance with the terms of the Revolving Credit Facility.

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

The Company's 2026 Notes matured on August 1, 2026 and were fully repaid. The corresponding swap transaction associated with the issuance of the 2026 Notes also matured on August 1, 2026.

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

In connection with the issuance of the 2028 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 14, 2028, matching the maturity date of the 2028 Notes. As a result of the swap, our effective interest rate on the 2028 Notes is SOFR plus 2.99%. The interest expense related to the 2028 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(4.3) million and $4.5 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2028 Notes.

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

In connection with the issuance of the 2029 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $350.0 million, which matures on March 1, 2029, matching the maturity date of the 2029 Notes. As a result of the swap, our effective interest rate on the 2029 Notes is SOFR plus 2.44%. The interest expense related to the 2029 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(8.7) million and $3.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2029 Notes.

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

In connection with the issuance of the 2030 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2030, matching the maturity date of the 2030 Notes. As a result of the swap, our effective interest rate on the 2030 Notes is SOFR plus 1.53%. The interest expense related to the 2030 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the effective hedge interest rate swaps had a fair value of $(7.4) million and $8.3 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2030 Notes.

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

In connection with the issuance of the 2031 Notes, we entered into an interest rate swap to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. The notional amount of the interest rate swap is $300.0 million, which matures on August 15, 2031, matching the maturity date of the 2031 Notes. As a result of the swap, our effective interest rate on the 2031 Notes is SOFR plus 1.85%. The interest expense related to the 2031 Notes is offset by proceeds received from the interest rate swaps designated as a hedge. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2026, the effective hedge interest rate swaps had a fair value of $(13.3) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the 2031 Notes.

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value (2)(3)
Revolving Credit Facility	$1,525.0	$690.5	$811.8	$674.1
2028 Notes	300.0	300.0	—	293.4
2029 Notes	350.0	350.0	—	337.1
2030 Notes	300.0	300.0	—	287.0
2031 Notes	300.0	300.0	—	280.3
Total Debt	$2,775.0	$1,940.5	$811.8	$1,871.9

(1)
The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility, outstanding letters of credit, reserve for near term Notes maturity and asset coverage requirements.
(2)
The carrying values of the Revolving Credit Facility, 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes are presented net of the combination of deferred financing costs and original issue discounts totaling $16.4 million, $2.4 million, $4.1 million, $5.6 million and $6.5 million, respectively.
(3)
The carrying values of the 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes are presented inclusive of an incremental $(4.3) million, $(8.7) million, $(7.4) million and $(13.3) million, respectively, which represents an adjustment in the carrying values of the 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes, each resulting from a hedge accounting relationship.

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

As of September 30, 2026 and December 31, 2025, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2026	December 31, 2025
Alaska Bidco Oy - Delayed Draw & Revolver (3)	$0.0	$0.2
Aledade, Inc. - Revolver	9.9	24.1
American Achievement, Corp. - Revolver	2.4	2.4
Arcwood Environmental, Inc. - Revolver	—	1.8
Arrowhead Pharmaceuticals, Inc. - Delayed Draw	24.5	27.7
Artisan Bidco, Inc. - Revolver	0.6	1.4
AVSC Holding Corp. - Revolver	2.9	4.8
Azurite Intermediate Holdings, Inc. - Revolver & Equity	5.6	5.6
Bayshore Intermediate #2, L.P. - Revolver	1.2	2.7
BCTO Ace Purchaser, Inc. - Delayed Draw & Revolver	1.8	0.3
Cascade Parent Limited - Revolver	5.5	—
Cirrus (BidCo) Ltd - Delayed Draw	0.4	0.4
Cordance Operations, LLC - Delayed Draw & Revolver	1.9	2.6
Coupa Holdings, LLC - Delayed Draw & Revolver	1.0	6.8
Crewline Buyer, Inc. - Revolver & Equity	6.1	6.1
Crucible Buyer, Inc. - Delayed Draw & Revolver	8.1	—
EC Homecare Holdings Buyer Inc. - Delayed Draw & Revolver	10.2	—
EDB Parent, LLC - Delayed Draw	—	5.6
Elysian Finco Ltd. - Revolver	—	0.8
EMS Linq, Inc. - Revolver	7.7	5.9
Erling Lux Bidco SARL - Delayed Draw & Revolver	5.8	6.1
Eventus Buyer, LLC - Delayed Draw & Revolver	9.8	8.6
ExtraHop Networks, Inc. - Revolver	0.4	0.4
Flight Intermediate HoldCo, Inc. - Delayed Draw	—	32.1
Galileo Parent, Inc. - Revolver	—	3.5
GreenShoot BidCo B.V. - Revolver	0.4	0.5
Hippo XPA Bidco AB - Delayed Draw & Revolver	2.3	9.4
HireVue, Inc. - Delayed Draw	3.9	—
HMP Omnimedia, LLC - Delayed Draw & Revolver	10.2	9.8
Ingenovis Health Finance, LLC - Revolver	32.5	32.5
IRGSE Holding Corp. - Revolver	2.4	5.7
Kahua, Inc. - Delayed Draw	—	5.0
Kangaroo Bidco AS - Delayed Draw	4.4	4.4
Kaseware Intermediate Holding Company - Delayed Draw & Revolver	2.1	6.8
Kryptona BidCo US, LLC - Revolver	2.2	2.2
LeanTaaS Holdings, Inc. - Delayed Draw	6.4	12.0
LIHA Holdco B.V. - Delayed Draw & Revolver	0.5	0.8
Lynx BidCo - Delayed Draw & Revolver	2.1	6.7
Marcura Equities LTD - Revolver	1.7	1.7
Mindbody, Inc. - Revolver	3.6	—
Neuintel, LLC - Delayed Draw	5.0	—
Omnigo Software, LLC - Delayed Draw & Revolver	1.9	1.9
PDI TA Holdings, Inc. - Revolver	—	0.4
Rail Acquisitions LLC - Delayed Draw & Revolver	5.7	5.7
RainFocus, LLC - Delayed Draw	1.9	5.3
Rapid Data GmbH Unternehmensberatung - Delayed Draw & Revolver	0.4	1.2
Raptor US Buyer II Corp. - Revolver	0.6	0.6
Sapphire Software Buyer, Inc. - Revolver	3.2	3.3
Scorpio Bidco - Delayed Draw	0.6	0.6
Sediver S.p.A. - Delayed Draw	4.0	4.1
Severin Acquisition, LLC - Delayed Draw & Revolver	4.1	4.4
Shiftmove GmbH - Delayed Draw	9.8	10.2
SMA Technologies Holdings, LLC - Revolver	1.0	1.0

Sport Alliance GmbH - Revolver	0.6	0.5
Structured Credit Partners JV, LLC - Equity	124.4	—
Tango Management Consulting, LLC - Delayed Draw & Revolver	18.8	23.8
TRP Assets, LLC - Delayed Draw	—	10.2
TS Imagine, Inc. - Revolver	—	0.8
USA DeBusk, LLC - Delayed Draw & Revolver	0.3	2.5
Varinem German Bidco GmbH - Delayed Draw	3.8	4.9
Velocity Clinical Research, Inc. - Delayed Draw & Revolver	6.2	8.8
Women's Care Holdings, Inc. - Revolver	3.1	—
Wrangler TopCo, LLC - Delayed Draw & Revolver	0.6	0.9
Total Portfolio Company Commitments (1)(2)	$376.5	$338.5

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

Other Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2026 is as follows:

	Payments Due by Period
		Less than
($ in millions)	Total	1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$690.5	$—	$—	$690.5	$—
2028 Notes	300.0	—	300.0	—	—
2029 Notes	350.0	—	350.0	—	—
2030 Notes	300.0	—	—	300.0	—
2031 Notes	300.0	—	—	300.0	—
Total Contractual Obligations	$1,940.5	$—	$650.0	$1,290.5	$—

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

As of September 30, 2026, 97.6% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 100.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates, and in connection with our 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes, which bear interest at fixed rates, we entered into fixed-to-floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.

Assuming that our Consolidated Balance Sheet as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$91.9	$58.2	$33.7
Up 200 basis points	$61.3	$38.8	$22.5
Up 100 basis points	$30.6	$19.4	$11.2
Down 25 basis points	$(7.7)	$(4.9)	$(2.8)
Down 50 basis points	$(15.3)	$(9.7)	$(5.6)
Down 75 basis points	$(23.0)	$(14.6)	$(8.4)
Down 100 basis points	$(30.6)	$(19.4)	$(11.2)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

SIXTH STREET SPECIALTY LENDING, INC.

Date: November 3, 2026	/s/ Robert “Bo” Stanley
Robert “Bo” Stanley
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	/s/ Ian Simmonds
Ian Simmonds
Chief Financial Officer
(Principal Financial Officer)